Form 10-Q
period 2007-04-01
Domtar CORP
filed 2007-06-15
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-33164

DOMTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-5901152
(State of Incorporation)	(I.R.S. Employer Identification No.)

395 de Maisonneuve West, Montreal, Quebec H3A 1L6 Canada

(Address of principal executive offices) (zip code)

(514) 848-5400

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At May 31, 2007, 440,198,168 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended April 1, 2007

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

For the thirteen weeks ended April 1, 2007 and March 26, 2006

	2007	2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$
Sales	1,051	829
Operating expenses
Cost of sales, excluding depreciation and amortization	855	707
Depreciation and amortization	78	76
Selling, general and administrative	47	44
Impairment of goodwill (Note 10)	—	749

	980	1,576

Operating income (loss)	71	(747)
Interest expense	11	—

Income (loss) before income taxes	60	(747)
Income tax expense (Note 7)	11	—

Net income (loss)	49	(747)

Per common share (in dollars) (Note 5)
Net income (loss)
Basic	0.14	(2.63)
Diluted	0.14	(2.63)
Weighted average number of common shares outstanding (millions)
Basic	348.2	284.1
Diluted	348.8	284.1

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	As at
	April 1 2007	December 31 2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	110	1
Receivables, less allowances of $9 and $2 (Note 8)	578	340
Inventories (Note 9)	993	520
Prepaid expenses	24	6
Income and other taxes receivable	12	—
Deferred income taxes (Note 7)	67	22

Total current assets	1,784	889
Property, plant and equipment, at cost	9,481	6,696
Accumulated depreciation	(3,736)	(3,631)

Net property, plant and equipment	5,745	3,065
Goodwill (Note 10)	157	14
Intangible assets, net of amortization	30	—
Other assets (Note 11)	126	30

Total assets	7,842	3,998

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	89	—
Trade and other payables	682	250
Income and other taxes payable	30	6
Long-term debt due within one year (Note 12)	21	12

Total current liabilities	822	268
Long-term debt (Note 12)	2,577	32
Deferred income taxes	1,086	758
Other liabilities and deferred credits (Note 13)	416	25
Commitments and contingencies (Note 15)
Shareholders’ equity
Business Unit equity	—	2,852
Common stock (Note 14)	5	—
Exchangeable shares (Note 14)	500	—
Additional paid-in capital	2,338	—
Retained earnings	26	—
Accumulated other comprehensive income	72	63

Total shareholders’ equity	2,941	2,915

Total liabilities and shareholders’ equity	7,842	3,998

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Business unit equity	Additional paid in capital	Preferred shares	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
(In millions of US dollars, unless otherwise noted)	(Unaudited)
		$	$	$	$	$	$	$	$
Balance as at December 31, 2006	—	—	—	2,852	—	—	—	63	2,915
Contribution of Weyerhaeuser fine paper business to Domtar Corporation	284.1	3	—	—	—	—	—	—	3
Net income to March 6, 2007	—	—	—	23	—		—	—	23
Distribution to Weyerhaeuser Co prior to March 7, 2007	—	—	—	(1,431)			—	—	(1,431)
Acquisition of Domtar Inc.	230.9	2	500	—	1,032	—	—	—	1,534
Post closing adjustments (Note 3)	—	—	—	(138)	—	—	—	5	(133)
Transfer of business unit equity	—	—	—	(1,306)	1,306		—	—	—
Net income from March 7 to April 1, 2007 (Note 1)	—	—	—	—	—		26	—	26
Foreign currency translation adjustments	—	—	—	—	—		—	4	4

Balance as at April 1, 2007	515.0	5	500	—	2,338	—	26	72	2,941

COMPREHENSIVE INCOME

For the thirteen weeks ended April 1, 2007 and March 26, 2006

	2007	2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$
Net income (loss)	49	(747)
Other comprehensive income (loss)
Foreign currency translation adjustments	4	15
Additional minimum pension liability adjustment	—	—
Net change in cash flow fair value adjustments, net of tax	—	(9)

Comprehensive income (loss)	53	(741)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the thirteen weeks ended April 1, 2007 and March 26, 2006

	2007	2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$
Operating activities
Net income (loss)	49	(747)
Adjustments to reconcile income to cash flows from operating activities
Depreciation and amortization	78	76
Deferred income taxes	(11)	—
Impairment of goodwill	—	749
Other	1	—
Changes in assets and liabilities, net of effects of acquisition
Receivables	(95)	(21)
Inventories	8	19
Prepaid expenses	(5)	(4)
Trade and other payables	46	(5)
Income and other taxes	22	—
Other assets and other liabilities	(2)	4

Cash flows provided from operating activities	91	71

Investing activities
Additions to property, plant and equipment	(14)	(21)
Business acquisitions – cash acquired	573	—

Cash flows provided from (used for) investing activities	559	(21)

Financing activities
Change in bank indebtedness	20	—
Borrowings under revolving bank credit	90	—
Issuance of short-term debt	1,350	—
Issuance of long-term debt	800	—
Repayment of short-term debt	(1,350)	—
Repayment of long-term debt	—	(1)
Debt issue costs	(24)	—
Distribution to Weyerhaeuser prior to March 7, 2007	(1,431)	(49)
Other	(1)	—

Cash flows used for financing activities	(546)	(50)

Net increase in cash and cash equivalents	104	—
Translation adjustments related to cash and cash equivalents	5	—
Cash and cash equivalents at beginning of period	1	1

Cash and cash equivalents at end of period	110	1

Supplemental cash flow information
Net cash payments for:
Interest	—	—
Income taxes	3	—

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Domtar Corporation (“the Company”) was incorporated on August 16, 2006 for the sole purpose of holding the Weyerhaeuser Fine Paper Business (the “Business Unit”) and consummating the combination of the Business Unit with Domtar Inc. (the “Transaction”). The Weyerhaeuser Fine Paper Business was operated by Weyerhaeuser Company (“Weyerhaeuser”) prior to the completion of the Transaction.

On August 22, 2006, Weyerhaeuser and certain wholly owned subsidiaries entered into an agreement with Domtar Inc. providing for:

•	A series of transfers and other transactions resulting in the Weyerhaeuser Fine Paper Business becoming wholly owned by the Company (the “Contribution”);

•	The distribution of shares of the Company to Weyerhaeuser shareholders (the “Distribution”); and

•	The combination of Domtar Inc., treated as a purchase for accounting purposes, with the Company.

The Transaction was consummated on March 7, 2007. Domtar Corporation had no operations prior to March 7, 2007 when, upon the completion of the Transaction, it became an independent public holding company that, directly or indirectly through its subsidiaries, owns the Weyerhaeuser Fine Paper Business and Domtar Inc. We refer to Domtar Corporation as of the date of consummation of the Transaction as the “Successor”.

Domtar Inc. is an integrated manufacturer of uncoated free sheet with pulp, paper and converting facilities in Canada and the United States. Domtar’s paper business is its most important segment. In addition to its paper business, Domtar manufactures and markets lumber and wood-based value-added products and engages in the paper merchants business, which involves the purchasing, warehousing, sale and distribution of various paper products made by Domtar and by other manufacturers.

The Weyerhaeuser Fine Paper Business consists of pulp and paper mills, converting operations, sawmills, forest management licenses and related assets. These facilities are principally engaged in the harvesting of timber and the manufacture, distribution and sale of paper, pulp, and forest products, including softwood lumber.

Although Weyerhaeuser Company does not have a continuing proprietary interest in Domtar Corporation, the Company entered into several agreements with Weyerhaeuser Company and/or certain of its subsidiaries in connection with the Transaction, including a tax sharing agreement, an intellectual property licensing agreement, a transition services agreement, fiber and pulp supply agreements and site services agreements. These agreements enable the Company to continue to operate the Weyerhaeuser Fine Paper Business efficiently following the completion of the Transaction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The Contribution constituted a transfer of net assets between entities under common control, and as a result, the Company reports the accounts of the Business Unit at their historical cost or carry over basis as of the date of the Contribution. The agreements giving effect to the spin-off of the Weyerhaeuser Fine Paper Business provide for various post-closing transaction adjustments and the resolution of outstanding matters, which are expected to be addressed by the parties during 2007. The post closing adjustments made were as follows: $41 million increase in long term liabilities and decrease in Business Unit Equity related to the recognition of post retirement benefit obligations that were, as a part of the Transaction but were not reflected in the historical carve out financial statements of the Weyerhaeuser Fine Paper Business; assumed $48 million increase in deferred tax liabilities and decrease in Business Unit Equity related to the contribution of Canadian assets with a tax basis that was different Post-Transaction than was assumed in the carve out financial statements; $44 million decrease in property plant and equipment related to differences in the carve out basis of shared assets versus the basis of assets actually transferred in the transaction. Certain balance sheet matters remain under discussion with Weyerhaeuser. Resolution of these discussions may lead to an adjustment to Business Unit Equity or results of operations.

The combination of Domtar Inc. with the Company constituted, for accounting purposes, the acquisition of Domtar Inc. by Domtar Corporation and, as a result, the Company reports the results of Domtar Inc. starting on March 7, 2007.

For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the surviving entity following the Transaction and, as a result, the Company is required to present historical financial statements as though it owned only the Weyerhaeuser Fine Paper Business and not Domtar Inc. Because the Company was a shell company with no operations and substantially no assets, the “Predecessor” financial statements are those of the Business Unit. Accordingly, the results reported for the first quarter of fiscal year of 2006 include only the results of operations of the Predecessor for the entire period and the results reported for the first quarter of fiscal year of 2007 include the results of operations of the Predecessor for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to April 1, 2007.

The accompanying unaudited interim consolidated financials statements of the Company, prepared in accordance with the applicable rules of the Securities and Exchange Commission, contain all adjustments necessary to present fairly Domtar Corporation’s financial position as at April 1, 2007 and as at December 31, 2006 as well as its results of operations and its cash flows for the 13 week period ending April 1, 2007 and March 26, 2006. While management believes that the disclosures presented are adequate, these unaudited interim consolidated financial statements and notes do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for annual financial statements. Additional information is contained in the Predecessor annual combined financial statements and notes, filed on Form 8-K on May 9, 2007.

To conform with the basis of presentation adopted in the current period, certain figures previously reported have been reclassified. For purposes of comparability between periods as well as ease of readability, the predecessor financial statements included herein have been renamed to conform to the conventions used for the April 1, 2007 interim financial statements including the reference to “consolidated financial statements”.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PREDECESSOR FINANCIAL STATEMENTS FOR PERIODS PRIOR TO MARCH 7, 2007

The combined financial statements of the Business Unit have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for the purpose of presenting the Business Unit’s financial position, results of operations and cash flows. Other than the audited carve out financial statements for the periods of 2003 through 2006, separate financial statements historically have not been prepared for the Business Unit. The combined financial statements have been derived from historical accounting records of Weyerhaeuser. The historical operating results and cash flows of the Business Unit may not be indicative of what they would have been had the Business Unit been a stand-alone entity, nor are they necessarily indicative of what the Business Unit’s operating results and cash flows may be in the future.

The combined statements of operations for the Business Unit include allocations of certain costs from Weyerhaeuser directly related to the operations of the Business Unit, including an apportionment of central general and administrative costs for accounting, human resources, purchasing, information systems, transaction services, payroll processing costs, legal fees and other overhead costs. These centralized costs were allocated to the Business Unit using a three-part apportionment factor based on relative headcount, assets and certain revenue. Weyerhaeuser pension and post-retirement benefits expense was allocated based on relative salaried headcount, with the exception of pension expense of four Canadian pension plans related solely to the Business Unit which are directly included in the combined statements of operations.

Management believes the methodology applied for the allocation of these costs is reasonable. Except for an immaterial amount of interest on capital leases and debt that was assumed by the Company, interest expense has not been allocated to the Business Unit.

Certain of the Business Unit’s working capital assets and liabilities were common assets and liabilities shared with Weyerhaeuser facilities not part of the Business Unit. Allocations were performed in order to reflect the appropriate portion of each asset and liability in the accounts of the Business Unit. The allocations were based on third party sales percentages, headcount percentages or a three-part apportionment factor based on relative headcount, assets and certain revenue. Goodwill is allocated based on relative fair value. Management believes the methodology used for the assets and liability allocations is reasonable.

Significant differences in the funding and operation of the Business Unit may have existed if it operated as an independent, stand-alone entity, including the need for debt and the incurrence of interest expense, which could have had a significant impact on its financial position and results of operations.

USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews its estimates, including those related to environmental matters, useful lives, impairment of long-lived assets and goodwill, pension and other employee future benefit plans, income taxes, closure and restructuring costs and asset retirement obligations, based on currently available information. Actual results could differ from those estimates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRANSLATION OF FOREIGN CURRENCIES

Self-Sustaining Foreign Operations

For foreign subsidiaries that are considered financially and operationally self-sustaining, the current rate method of translation of foreign currencies has been used. Under this method, assets and liabilities are translated into U.S. dollars at the rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. All gains and losses arising from the translation of the financial statements of these foreign subsidiaries are included in the “Accumulated other comprehensive income” account under “Shareholders’ equity.”

VARIABLE INTEREST ENTITIES

Variable interest entities (VIE) are entities in which equity investors do not have a controlling financial interest or the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. Domtar Corporation consolidates the VIE if Domtar Corporation is considered the VIE’s primary beneficiary, defined as the party that receives the majority of the expected residual returns and/or that absorbs the majority of the entity’s expected losses. As a result, Domtar Corporation consolidates the operations of Wapawekka Lumber LP (“Wapawekka”). Wapawekka is a 51 percent owned limited partnership that operates a sawmill in Saskatchewan, Canada.

REVENUE RECOGNITION

Domtar Corporation recognizes revenue when persuasive evidence of an arrangement exists, when goods are shipped, when there are no uncertainties surrounding product acceptance, when the related revenue is fixed or determinable, when collection is considered reasonably assured and when the customer takes title and assumes the majority of the risks and rewards of ownership.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of cost of sales in the consolidated statement of income.

INCOME TAXES

Domtar Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The change in the net deferred tax asset or liability is included in earnings. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Domtar Corporation does not provide for income taxes on undistributed earnings of foreign subsidiaries that are not expected to be repatriated in the foreseeable future.

The Company recognizes interest and penalties related to income tax matters in “Income tax expense.”

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECEIVABLES

Receivables are recorded at cost net of a provision for doubtful accounts that is based on expected collectibility. Gains or losses on securitization of receivables are calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds on sale and the fair value of the retained subordinate interest in such receivables on the date of transfer. Fair value is determined on a discounted cash flow basis. Costs related to the sales of receivables are recognized in earnings under “Interest expense” in the period when the sale occurs.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain domestic raw materials, in process and finished goods inventories. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories is costed at either the first-in, first-out (“FIFO”) or average cost methods.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation including asset impairment write-down. Interest costs are capitalized for capital projects in excess of $5 million or having a duration in excess of two years. For timber limits and timberlands, amortization is calculated using the unit of production method. For all other assets, amortization is calculated using the straight-line method over the estimated useful lives of the assets. Buildings are amortized over periods of 10 to 40 years and machinery and equipment over periods of 3 to 20 years. The depreciation expense is reported net of the amount of the amortization of deferred credits related to property, plant and equipment. No depreciation is recorded on assets under construction.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to the estimated undiscounted future cash flows generated by their use. Impaired assets are recorded at fair value, determined principally by using discounted future cash flows expected from their use and eventual disposition.

GOODWILL

Goodwill is not amortized and is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it might be impaired. Testing for impairment is accomplished mainly by determining whether the fair value of a reporting unit, based upon discounted cash flows, exceeds the net carrying amount of that reporting unit as of the assessment date. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the sum of the discounted cash flows, a second test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount. Fair value of goodwill is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit.

OTHER ASSETS

Other assets are recorded at cost. Direct financing costs related to the issuance of long-term debt are deferred and amortized using the effective interest rate method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ENVIRONMENTAL COSTS

Environmental expenditures for effluent treatment, air emission, landfill operation and closure, asbestos containment and removal, bark pile management, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, Domtar Corporation incurs certain operating costs for environmental matters that are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted and are recorded when remediation efforts are likely and can be reasonably determined.

ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations are recognized, at fair value, in the period in which Domtar Corporation incurs a legal obligation associated to the retirement of an asset. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using a credit adjusted risk-free interest rate.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Domtar Corporation uses the fair value based approach of accounting for stock-based payments to directors and employees and for stock options granted to its employees. Any consideration paid by plan participants on the exercise of share options or the purchase of shares is credited to additional paid-in capital.

Stock-based compensation expense is recognized over the vesting period of the options. The contributed surplus component of the stock-based compensation is transferred to common shares upon the issuance of shares of common stock.

Deferred Share Units are amortized over their vesting periods and remeasured at each reporting period, until settlement, using the quoted market value. The cost of the common stock acquired by the Company under the Restricted Stock Plan is amortized over the restricted period. Deferred Share Units and common stock acquired under the Restricted Stock Plan are accounted for in compensation expense, in “Other liabilities and deferred credits” and “Other assets.”

DERIVATIVE INSTRUMENTS

Derivative instruments are contracts that require or provide an option to exchange cash flows or payments determined by applying certain rates, indices or changes therein to notional contract amounts. Derivative instruments are utilized by Domtar Corporation in the management of its foreign currency, price risk on purchases and sales and interest rate exposures.

DERIVATIVES DESIGNATED FOR HEDGE ACCOUNTING

In order for a derivative to qualify for hedge accounting, the hedge relationship must be designated and formally documented at its inception, outlining the particular risk management objective and strategy, the specific asset, liability or cash flow being hedged, as well as how effectiveness is assessed. The derivative must be effective in accomplishing the objective of offsetting either changes in the fair value or cash flow attributable to the risk being hedged both at inception and over the term of the hedging relationship.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities, or group of financial assets and liabilities, hedge accounting is applied to these derivative instruments.

In a fair value hedge, hedging activities are carried at fair value, with changes in fair value recognized in the consolidated statement of income. The changes in fair value of the hedged item attributable to the hedged risk is also recorded in the consolidated statement of income by way of a corresponding adjustment of the carrying amount of the hedged items recognized in the consolidated balance sheet.

In a cash flow hedge, the changes in fair value of derivative financial instruments is recorded in other comprehensive income. These amounts are reclassified in the consolidated statement of income in the periods in which results are affected by the cash flows of the hedged item. Hedges of net investments in self-sustaining operations are treated in a manner similar to cash flow hedges. Any hedge ineffectiveness is recorded in the consolidated statement of income.

DERIVATIVES NOT DESIGNATED FOR HEDGE ACCOUNTING

In conjunction with the Transaction, the various financial instruments of Domtar Inc. were recorded at fair value and, as such, did not meet the requirements for hedge accounting. As a result, Domtar Corporation accounts for these contracts at their fair value with resulting gains and losses being included in “Selling, general and administrative” expenses.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PENSIONS

Domtar Corporation’s plans include funded and unfunded defined benefit pension plans and defined contribution plans. Domtar Corporation recognizes the overfunded or underfunded status of defined benefit pension as an asset or liability in its statement of financial position. The net periodic benefit cost includes the following:

•	The cost of pension benefits provided in exchange for employees’ services rendered during the year,

•	The interest cost of pension obligations,

•

The expected long-term return on pension fund assets based on a market-related value determined using a five-year moving average market value for equity securities and fair value for other asset classes,

•	Gains or losses on settlements and curtailments,

•	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately 13 years of the active employee group covered by the plans,

•

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the accrued benefit obligation or market-related value of plan assets at the beginning of the year over the average remaining service period of approximately 13 years of the active employee group covered by the plans.

The defined benefit plans obligations are determined in accordance with the projected benefit method prorated on services.

OTHER EMPLOYEE FUTURE BENEFIT PLANS

Domtar Corporation recognizes the overfunded or underfunded status of other postretirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position. These benefits, which are funded by Domtar Corporation as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. Domtar Corporation amortizes the cumulative net actuarial gains and losses in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 15 years of the active employee group covered by the plans.

INVESTMENT TAX CREDITS

Investment tax credits are recognized in earnings as a reduction of income tax expenses when Domtar Corporation has made the qualifying expenditures and has a reasonable assurance that the credits will be realized.

GUARANTEES

A guarantee is a contract or an indemnification agreement that contingently requires Domtar Corporation to make payments to the other party of the contract or agreement, based on changes in an underlying item that is related to an asset, a liability or an equity security of the other party or on a third party’s failure to perform under an obligating agreement. It could also be an indirect guarantee of the indebtedness of another party, even though the payment to the other party may not be based on changes in an underlying item that is related to an asset, a liability or an equity security of the other party.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2. ACCOUNTING CHANGES

ACCOUNTING FOR PLANNED MAJOR MAINTENANCE

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the previously acceptable accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The three accounting methods permitted under the Staff Position are: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. The Company adopted the direct expensing method on January 1, 2007. The Company previously used the accrue-in-advance method for interim periods. The adoption of this Staff Position had no significant impact on the annual consolidated financial statements.

UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). This interpretation, which the Company adopted on January 1, 2007, clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with Statement 109. FIN 48 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The adoption of this Interpretation had no significant impact on the consolidated financial statements.

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET IMPLEMENTED

Fair Value Option

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under FAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The Company is currently evaluating the effect that FAS 159 will have on its financial position and results of operations for fair value measurements incurred after its adoption in fiscal 2008.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Company is currently evaluating the effect that FAS 157 will have on its financial position and results of operations for fair value measurements incurred after its adoption in fiscal 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. BUSINESS COMBINATION

As discussed in Note 1, on March 7, 2007, Domtar Corporation completed the Transaction to combine the Weyerhaeuser Fine Paper Business with Domtar Inc. Under the Transaction, Domtar Corporation issued 155,947,307 common stock and 75,004,303 exchangeable shares to acquire Domtar Inc. Domtar Inc. is an integrated manufacturer of uncoated freesheet in North America with four pulp and paper mills in Canada and five in the United States. This Transaction was considered, for accounting purposes, as the acquisition of Domtar Inc. by Domtar Corporation and has been accounted for using the purchase method. Accordingly, the purchase price is based upon the estimated fair value of Domtar Corporation common stock issued plus acquisition costs directly related to the Transaction. Since no quoted market price existed for the shares of the Company’s common stock, the purchase price is based on the fair value of the net assets acquired on August 23, 2006, the date the terms of the Transaction were agreed to and announced. The fair value of Domtar Inc. shares of $6.63 per share used in the calculation of the purchase price is based upon the average closing price of Domtar Inc. common stock on the Toronto Stock Exchange for the five trading days beginning August 21, 2006 and ended August 25, 2006, converted at the average daily foreign exchange rate of the Bank of Canada. The number of outstanding Domtar Inc. common stock used in the calculation of the fair value is based on the same periods.

The following table summarizes the components of the total purchase price (in millions of dollars):

(Unaudited)
$
231,436,850 common shares of Domtar Inc. outstanding at an average closing price of $6.63 per share	1,534

Direct acquisition costs	28

Estimated total purchase price, net of assumed debt	1,562

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. BUSINESS COMBINATION (CONTINUED)

The total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair value, which are based on information currently available. The Company is in the process of completing its valuation of certain assets and liabilities. Accordingly, the final allocation of the fair value to the assets acquired and liabilities assumed could differ materially from the amounts presented in the consolidated financial statements. The principal significant elements for which the fair value could be modified include inventories, property, plant and equipment, intangible assets, goodwill, deferred income taxes, pension plans and other employee future benefit plans. The table below illustrates the preliminary purchase price allocation:

(Unaudited)
(In millions of US dollars)	$
Fair value of net assets acquired at the date of acquisition
Cash and cash equivalents	573
Receivables	166
Inventories	502
Prepaid expenses	12
Income and other taxes receivable	7
Deferred income taxes – current	18
Property, plant and equipment	2,742
Intangible assets	29
Deferred income tax assets – non-current	107
Goodwill	143
Other assets	60

Total assets	4,359

Less: Liabilities
Bank indebtedness	67
Trade and other payables	370
Income and other taxes payable	15
Long-term debt due within one year	1
Long-term debt	1,660
Deferred income taxes – non-current	350
Other liabilities and deferred credits	306
Minority interests	28

Total liabilities	2,797

Fair value of net assets acquired at the date of acquisition	1,562

The two main components of the preliminary intangible asset amount are $10 million for customer relationships and $15 million for favorable natural gas contracts. The customer relationships have estimated useful life of 5 years and the natural gas contracts will be amortized over a period of 3 years.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. BUSINESS COMBINATION (CONTINUED)

The following unaudited pro forma information for the first quarter of fiscal year of 2007 and the first quarter of fiscal year of 2006 presents a summary of consolidated results of operations of the Company as if the combination had occurred at the beginning of the respective fiscal periods. These pro forma results have been prepared for comparative purpose only.

	Combined Company pro forma
	For the thirteen weeks ended
	April 1, 2007	March 26, 2006
	(Unaudited)
	$	$
Sales	1,624	1,708
Operating expenses, excluding depreciation and amortization	1,444	2,334
Depreciation and amortization	113	119

Operating income (loss) from continuing operations	67	(745)
Income (loss) from continuing operations before income taxes	25	(788)
Net income (loss) from continuing operations applicable to common stock	21	(770)

Basic income (loss) per share	0.04	(1.50)

Diluted income (loss) per share	0.04	(1.50)

Basic weighted average number of common shares outstanding (millions)	515.1	515.1

Diluted weighted average number of common shares outstanding (millions)	515.7	515.1

The above includes a charge of $749 million for the impairment of goodwill in the first quarter of 2006, not deductible for tax. The above also includes a charge of $29 million for transaction related costs of Domtar Inc. incurred in the first quarter of 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION

2007 OMNIBUS STOCK INCENTIVE PLAN

Under the Omnibus Stock Incentive Plan (the “Omnibus Plan”), the Company may award non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance shares, deferred share units and other stock-based awards. A total of 20,000,000 common stock are reserved for issuance from Treasury in connection with awards granted under the Omnibus Plan. Unless otherwise determined at the time of the grant, time-based awards vest in approximately equal installments over four years beginning on the first anniversary of the grant date and performance-based awards vest based on achievement of pre-determined performance goals over performance periods of three years. Awards may be subject to both performance and time-based vesting. The Company may accelerate the vesting of an award at any time.

The exercise price of options and stock appreciation rights is equal to the closing price per share of the Company’s common stock on the New York Stock Exchange on the date of grant.

Termination of Employment

Upon a termination due to death, time-based awards vest in full and performance-based awards vest at target levels, and options and stock appreciation rights remain exercisable for one year. Upon a termination due to disability, time-based awards vest in full and performance-based awards continue to vest in accordance with the original vesting schedule, and options and stock appreciation rights remain exercisable for one year. Upon retirement, a pro-rated portion of time-based awards vest and a pro-rated portion of performance-based awards continue to vest based on actual performance during the applicable performance period, and all awards remain outstanding for 5 years. Upon a termination for cause or a voluntary termination by a plan participant, all awards, including vested but unexercised awards, are forfeited without payment. Upon an involuntary termination for any reason other than cause, vested awards remain outstanding for 90 days and unvested awards are forfeited.

Change in Control

Upon a change in control, unless otherwise determined by the Company, a participant’s awards will be replaced with awards of the acquiring company having the same or better terms. If there is a change in control and a participant’s employment is terminated for business reasons in the three months prior to or twenty-four months after the change in control, his or her time-based awards will fully vest and performance-based awards will vest to the extent the applicable performance goals have been achieved as of the date of the change in control or the end of the fiscal quarter immediately prior to the date of termination, whichever is greater.

If replacement awards are not available, unless the Company determines otherwise, all time-based awards fully vest and performance-based awards vest to the extent the performance goals related to the award have been achieved as of the date of the change in control. Alternatively, the Committee may determine that vested awards will be cancelled in exchange for a cash payment (or other form of change in control consideration) based on the value of the change in control payment and that unvested awards will be forfeited. The Company’s Board of Directors may also accelerate the vesting of any or all awards upon a change in control.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

Clawback for Financial Reporting Misconduct

If a participant in the Omnibus Plan knowingly or grossly negligently engages in financial reporting misconduct, then all awards and gains from the exercise of options or stock appreciation rights in the 12 months prior to the date the misleading financial statements were issued as well as any awards that vested based on the misleading financial statements will be disgorged to the Company.

As of April 1, 2007, no awards have been granted under the Omnibus Plan.

REPLACEMENT PLANS FOR AWARDS TO FORMER EMPLOYEES OF WEYERHAEUSER

Prior to the consummation of the Transaction, employees of Weyerhaeuser who were being transferred to the Company were given the opportunity to exchange their outstanding Weyerhaeuser equity awards for awards of the Company having the same terms and conditions as their prior Weyerhaeuser awards. The Company has adopted three plans to provide for the grant of the Company’s equity awards in exchange for the prior plan awards. These three plans mirror the three Weyerhaeuser plans under which the prior plan awards were initially granted.

Awards were made under these plans in connection with the consummation of the Transaction only to those employees who elected to exchange their prior plan awards for the Company’s equity awards.

On March 7, 2007, 220,798 shares of common stock were acquired and are held in trust in exchange for the former Weyerhaeuser Restricted Stock Units (RSUs).

For the thirteen weeks ended April 1, 2007, the total expense recognized in the Company’s results of operations related to these equity plans is not significant. No new awards have been or will be made under any of the replacement equity plans.

REPLACEMENT OF DOMTAR INC. EQUITY AWARDS

Options granted to Domtar Inc. employees, whether vested or unvested, were exchanged on the same terms and conditions for an option to purchase a number of shares of common stock of Domtar Corporation equal to the number of the Company’s common stock or of equivalent value determined using the Black-Scholes option-pricing model, depending if the exercise price was higher, equal or less than the market value at the time of the exchange.

Each outstanding award of restricted Domtar Inc. common stock was exchanged on a one-for-one basis, and on the same terms and conditions as applied to Domtar Inc. restricted share awards, for awards of restricted shares of the Company’s common stock. On March 7, 2007, 654,935 shares of common stock were held in trust in exchange for the former Domtar Inc. restricted awards.

Each outstanding grant of deferred share units (DSUs) with respect to Domtar Inc. common stock were exchanged on a one-for-one basis, on the same terms and conditions as applied to the Domtar Inc. deferred share units, for deferred share units with respect to shares of the Company’s common stock. On March 7, 2007, 351,718 DSUs and 45,815 DSUs were issued to outside directors and executives, respectively, in exchange for Domtar Inc. DSUs. These DSUs are outstanding as at April 1, 2007.

For the thirteen weeks ended April 1, 2007, the total expense recognized in the Company’s results of operations related to these equity awards is not significant. No new awards have been or will be made under any of these equity plans.

In total, 25,693,787 shares of common stock are reserved for issuance in connection of awards granted.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

Changes in the number of options outstanding were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
	(Unaudited)
		$		$
Outstanding as at January 1, 2007	—	—
Exchanged pursuant to the Transaction	4,869,502	7.33
Exercised	(38,874)	8.46
Cancelled	(11,573)	7.44

Outstanding as at April 1, 2007	4,819,055	7.32	6.0	10

Options exercisable as at April 1, 2007	2,196,545	7.66	4.9	4

Changes in the number of Stock Appreciation Rights (SARs) outstanding were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
	(Unaudited)
		$		$
Outstanding as at January 1, 2007	—	—
Exchanged pursuant to the Transaction	195,395	6.58

Outstanding as at April 1, 2007	195,395	6.58	8.2	1

SARs exercisable as at April 1, 2007	14,644	6.27	7.6	—

FAIR VALUE

The fair value of each stock option and SAR award is estimated on the date of grant using a Black-Scholes based option valuation model that uses the weighted-average assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock or similar companies, historical volatility of the Company’s stock or similar companies, including Domtar Inc., and other factors. The Company uses historical data of Weyerhaeuser and Domtar Inc. to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the United States Treasury yield curve for the former Weyerhaeuser stock options and SARs and on zero coupon Canada government bonds for the former Domtar Inc. stock options over a period matching the expected term in effect at the time of grant.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

2007
(Unaudited)
Risk-free interest rate	4.0% to 5.0%
Annual dividends per shares (in dollars)	—
Expected life	6.1
Volatility	35.0%
Estimated realization percentage of performance-based options	56.2%
Weighted average fair value of options granted during the period (in dollars per option)	$3.27

NOTE 5. EARNINGS (LOSS) PER SHARE

The following table provides the reconciliation between basic and diluted earnings (loss) per share:

For the thirteen weeks ended April 1, 2007 and March 26, 2006	2007	2006
	(Unaudited)
	$	$
Net income (loss) applicable to common shares	49	(747)
Weighted average number of common shares outstanding (millions)	348.2	284.1
Effect of dilutive securities (millions)	0.2	—

Weighted average number of diluted common shares outstanding (millions)	348.4	284.1

Basic net income (loss) per share (in dollars)	0.14	(2.63)
Diluted net income (loss) per share (in dollars)	0.14	(2.63)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. EARNINGS (LOSS) PER SHARE (CONTINUED)

The following table includes the potential maximum awards of certain performance-based options that were not included in the computation of diluted income per share for 2007 due to performance targets not being satisfied at the end of the period:

	April 1 2007	March 26 2006
	(Unaudited)
Performance-based options	955,946	—

The calculation of earnings per common share for the thirteen weeks ended April 1, 2007 is based on the weighted-average number of Domtar Corporation common stock outstanding during the period. The calculation for diluted earnings per common share for the thirteen weeks ended April 1, 2007 recognizes the effect of all potential dilutive common stock that were outstanding immediately after the contribution of the Business Unit on March 5, 2007.

Prior to the Transaction, Domtar Corporation did not have publicly traded common stock or stock options outstanding. The weighted average number of common stock outstanding for the thirteen weeks ended April 1, 2007 assumes that all common stock outstanding immediately after the contribution of the Business Unit but before the acquisition of Domtar Inc. were outstanding since January 1, 2007. The effect of dilutive securities for the thirteen weeks ended April 1, 2007 assumes that stock options were outstanding immediately after the contribution of the Business Unit on March 5, 2007.

The weighted average number of shares of common stock outstanding for the thirteen weeks ended March 26, 2006 assumes that all shares of common stock outstanding immediately after the contribution of the Business Unit but before the acquisition of Domtar Inc. were outstanding since December 26, 2005. The effect of dilutive securities for the thirteen weeks ended March 26, 2006 assumes that stock options were outstanding immediately after the contribution of the Business Unit on March 5, 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER EMPLOYEE FUTURE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

As part of the acquisition of Domtar Inc., the Company now has several additional defined contribution, multi-employer and 401(k) plans. The incremental pension expense under these new plans is $1.5 million for the thirteen weeks ended April 1, 2007, in addition to the expense of $0.7 million for the existing plan.

DEFINED BENEFIT PLANS AND OTHER EMPLOYEE FUTURE BENEFIT PLANS

As part of the acquisition of Domtar Inc., the Company now has several additional defined benefit pension plans covering substantially all employees. The defined benefit plans are generally contributory in Canada and non-contributory in the United States. The Company also provides post-retirement and post-employment plans to eligible Canadian and US employees; both plans are unfunded and include life insurance programs, medical and dental benefits and short-term and long-term disability programs. As at March 7, 2007, the funded status acquired by the Company was a net liability of $152 million for the pension plans and $74 million for other employee future benefit plans. Post-retirement benefits were accounted for in the Predecessor financial statements using a multi-employer approach. As a result, an additional net liability of $41 million was recorded on March 7, 2007. Pension liabilities, other than the ones related to the four Canadian pension plans, were retained by Weyerhaeuser.

Components of net periodic benefit cost

For the thirteen weeks ended April 1, 2007	Pension plans	Other employee future benefit plans
	(Unaudited)
	$	$
Service cost for the period	5	1
Interest expense	9	1
Actual return on plan assets	(13)	—
Amortization of prior year service costs	1

Cost arising during the period	2	2

The Company contributed $6 million for the quarter ended April 1, 2007 to the pension plans. The Company also contributed $1 million for the quarter ended April 1, 2007 to the other employee future benefit plans. In conjunction with a partial wind-up declared in 2006 related to the pension plans of Domtar Inc, an estimated amount of $199 million ($229 CAD million) of plan assets and liabilities is expected to be settled from the pension funds in 2008. The Company will be required to make an augmented contribution to the plan in that year in the amount of approximately $35 million ($40 CAD million). This amount will not have an impact on the expense of the period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 had no significant impact on the consolidated financial statements of the Company.

As at April 1, 2007, as a result of the Transaction, the Company had unrecognized tax benefits of $32 million, which includes $2 million of interest related to uncertain tax positions. If recognized, these tax benefits would impact the effective tax rate. The Company does not expect a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Company and its subsidiaries file U.S. federal income tax returns as well as returns in various state and foreign jurisdictions. As at April 1, 2007, the Company’s subsidiaries may be subject to U.S. and Canadian federal income tax examinations for the tax years 2002 through 2006, with years prior to 2003 being closed from a cash tax liability standpoint in the U.S. In addition, the Company’s subsidiaries are undergoing tax audits in various state and foreign jurisdictions for the years 1999 to 2006. There were no significant changes to uncertain tax positions related to these audits during the first quarter of 2007, and the Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations, financial condition or liquidity.

TAX ATTRIBUTES

As a result of the Transaction, the Company has inherited federal net operating loss carry forwards and undeducted scientific research and experimental development expenditures of approximately of $1,147 million ($603 million in Canada and $544 million in the U.S.).

FIRST QUARTER ADJUSTMENTS

The first quarter 2007 income tax expense includes an out-of-period adjustment which decreases the expense by approximately $6 million. This out-of-period adjustment is the result of an omission to account for a change in Canadian federal tax rates which occurred in the second quarter of 2006. The Company’s management has concluded, through a quantitative and qualitative analysis, that this adjustment is not material to the first quarter of 2007 or to the prior periods affected and, therefore, financial information for 2006 has not been restated.

TAX SHARING AGREEMENT

In conjunction with the Transaction, the Company signed a Tax Sharing Agreement that governs both Weyerhaeuser and the Company’s rights and obligations after the Transaction with respect to taxes for both pre and post-Distribution periods in regards to ordinary course taxes, and also covers related administrative matters. The Distribution refers to the distribution of shares of the Company to Weyerhaeuser shareholders. The Company will generally be required to indemnify Weyerhaeuser and Weyerhaeuser shareholders against any tax resulting from the Distribution if that tax results from an act or omission to act by the Company after the Distribution. If Weyerhaeuser, however, should recognize a gain on the Distribution for reasons not related to an act or omission to act by the Company after the Distribution, Weyerhaeuser would be responsible for such taxes and would not be entitled to indemnification by the Company under the Tax Sharing Agreement. In addition, to preserve the tax-free treatment of the Distribution to Weyerhaeuser, the following actions will be subject to restrictions for a two-year period following the date of the Distribution:

•	the redemption, recapitalization, repurchase or acquisition by the Company of its capital stock;

•	the issuance by the Company of capital stock or convertible debt;

•	the liquidation of the Company;

•	the discontinuance of the operations of the Weyerhaeuser Fine Paper Business;

•	the sale or disposition (other than in the ordinary course of business) of all or a substantial part of the Weyerhaeuser Fine Paper Business; or

•	other actions, omissions to act or transactions that could jeopardize the tax-free status of the Distribution.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. RECEIVABLES

RECEIVABLES SECURITIZATION

In conjunction with the Transaction, the Company retained Domtar Inc.’s receivable securitization program. The Company uses securitization of its receivables as a source of financing by reducing its working capital requirements. The Company’s securitization program consists of the sale of receivables, or the sale of senior beneficial interest in them, to a special purpose trust managed by a financial institution for multiple sellers of receivables. The agreement normally allows the daily sale of new receivables to replace those that have been collected. The agreement also limits the cash that can be received from the sale of the senior beneficial interest. The subordinated interest retained by the Company is included in “Receivables” and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

The Company retains responsibility for servicing the receivables sold but does not record a servicing asset or liability as the fees received by the Company for this service approximate the fair value of the services rendered.

ACCOUNTS RECEIVABLE PROGRAM

The Company has a three-year agreement maturing in 2010, including both U.S. and Canadian receivables. The maximum cash consideration that can be received from the sale of receivables under this combined agreement is US$190 million.

As at April 1, 2007, the senior beneficial interest in receivables held by third parties amounted to $130 million.

NOTE 9. INVENTORIES

	April 1, 2007	December 31, 2006
	(Unaudited)
	$	$
Work in process and finished goods	586	335
Raw materials and operating and maintenance supplies	407	185

Balance at end of period	993	520

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. GOODWILL

The carrying value of goodwill and changes in the carrying value are as follows:

	April 1, 2007	December 31, 2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$
Beginning of period	14	763
Impairment of goodwill	—	(749)
Businesss acquisition (Note 3)	143	—

End of period	157	14

In April 2006, Weyerhaeuser announced that it was considering alternatives for the Business Unit that ranged from continuing to hold and operate the assets to a possible sale or other disposition. In connection with the announcement, Weyerhaeuser received information that indicated that the carrying value of certain business units of the Company exceeded the fair value. Based on an evaluation of the assets and liabilities of the Company, it was concluded that the implied value of the Company’s goodwill relating to the paper reportable segment, excluding the Pulp business unit, was zero. As a result of the above, a charge of $749 million was recorded in the first quarter of 2006.

The goodwill impairment was not deductible for income tax purposes and represents a permanent book-tax difference. As a result, no tax benefit had been recognized for the goodwill impairment charge.

NOTE 11. OTHER ASSETS

	April 1, 2007	December 31, 2006
	(Unaudited)
	$	$
Pension asset – defined benefit pension plans	38	16
Investment tax credit receivable	26	—
Unamortized debt issue costs	24	—
Deferred income tax assets	22	—
Investments and advances	15	—
Other	1	14

	126	30

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12. LONG-TERM DEBT

	Maturity	Nominal Amount	Currency	April 1, 2007	December 31, 2006
				(Unaudited)
				$	$
Unsecured debentures and notes
10% Debentures	2011	82	CDN	80	—
7.875% Notes	2011	600	US	636	—
5.375% Notes	2013	350	US	320	—
7.125% Notes	2015	400	US	398	—
9.5% Notes	2016	125	US	139	—
10.85% Debentures	2017	75	CDN	79	—
Secured term loan facility	2014	800	US	800	—
Secured revolving credit facility	2012	90	US	90	—
Capital lease obligations	2007 - 2028			48	39
Other				8	5

				2,598	44
Less: Due within one year				21	12

Balance at end of period				2,577	32

Principal long-term debt repayments, including capital lease obligations, in each of the next five years amounted to:

	Long-term debt	Capital leases
	(Unaudited)
	$	$
2008	14	10
2009	8	9
2010	10	9
2011	8	6
2012	769	4
Thereafter	1,700	27

	2,509	65
Less: Amounts representing interest	—	(17)

Total payments, excluding the fair value increment of $41 million	2,509	48

UNSECURED DEBENTURES AND NOTES

The 10% and 10.85% debentures each have purchase fund requirements, whereby the Company undertakes to make all reasonable efforts to purchase quarterly, for cancellation, a portion of the aggregate principal amount of the debentures at prices not exceeding par.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12. LONG-TERM DEBT (CONTINUED)

BANK FACILITY

On March 7, 2007, the Company entered into a new credit agreement, which consists of a seven-year senior secured Term loan B facility of $800 million and a five-year $750 million revolving secured loan facility. Domtar Inc., a wholly owned subsidiary, may borrow up to $150 million under the secured revolving facility. Upon the closing of this agreement, the Company borrowed $800 million under the Term loan B facility and $60 million under the revolving loan facility. The borrowing proceeds from the new credit facility, combined with cash on hand that was advanced from Domtar Inc., served mainly to repay a temporary borrowing of $1.35 billion incurred by the Company as part of the Transaction. The Term loan B facility amortizes in nominal quarterly installments (not exceeding one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date.

Amounts drawn under the Term loan B facility bear annual interest at either a Eurodollar rate plus a margin of 1.375%, or at the prime rate plus a margin of 0.375%. Amounts drawn under the revolving loan facility bear annual interest at either a Eurodollar rate plus a margin of 1.25% to 2.25%, or at prime rates in US dollars, and in Canadian dollars (for borrowings by Domtar Inc.), plus a margin of 0.25% to 1.25%. Domtar Inc. can also issue bankers’ acceptances denominated in Canadian dollars, which are discounted at bankers’ acceptance rates in Canada, and are subject to an acceptance fee, payable on the date of acceptance, which is calculated at a rate per annum equal to 1.25% to 2.25%. The interest rate margins and the acceptance fee are subject to adjustments based on the Company’s consolidated leverage ratio.

As at April 1, 2007, there was $90 million drawn under the revolving credit facility and $4 million of borrowings outstanding in the form of overdraft, and included in “Bank indebtedness”. In addition, as at April 1, 2007, the Company had outstanding letters of credit pursuant to this bank credit for an amount of $35 million. The Company also has other outstanding letters of credit for an amount of $2 million.

The credit agreement contains a number of restrictive covenants. In particular, the Company’s secured revolving facilities require compliance with a consolidated cash interest coverage ratio and a consolidated leverage ratio on a quarterly basis.

The Company’s subsidiaries, subject to agreed exceptions, serve as guarantors of the obligations of the Company under the senior secured credit facilities. The Company and its subsidiaries, including Domtar Inc.’s subsidiaries, subject to agreed exceptions, serve as guarantors of Domtar Inc.’s obligations under this facility.

The obligations of both the Company and Domtar Inc., in respect of the senior secured credit facilities, are secured by equity interests in the Company’s subsidiaries, subject to agreed exceptions, and are secured by the Company’s U.S. subsidiaries’ tangible and intangible assets (other than those of the U.S. subsidiaries of Domtar Inc.). The obligations of Domtar Inc. also are secured by the equity interests in its subsidiaries, subject to agreed exceptions, and by the inventory of Domtar Inc., other than its U.S. subsidiaries.

Certain debt agreements require the Company to indemnify investors in the event of changes in elements such as withholding tax regulations. As the nature and scope of such indemnifications are contingent on future events, none of which can be foreseen as at April 1, 2007, no provisions have been recorded in the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13. OTHER LIABILITIES AND DEFERRED CREDITS

	April 1, 2007	December 31, 2006
	(Unaudited)
	$	$
Liability – other employee future benefit plans	113	—
Pension liability – defined benefit pension plans	167	—
Provision for environment and other asset retirement obligations (Note 15)	77	20
Minority interest	25	—
Worker’s compensation	6	—
Investment tax credits and other	5	—
Other	23	5

	416	25

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. SHAREHOLDERS’ EQUITY

The authorized stated capital consists of the following:

PREFERRED SHARES

Twenty million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance.

COMMON STOCK

•

On August 22, 2006, the Company was authorized to issue 1,000 shares of common stock par value, $0.01 per share. On March 7, 2007, the certificate of incorporation of the Company was amended to authorize the issuance of two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

SPECIAL VOTING STOCK

One share of special voting stock, par value $0.01 per share. The share of special voting stock is held by a trustee for the benefit of the holders of exchangeable shares of Domtar (Canada) Paper Inc. in accordance with the voting and exchange trust agreement. The trustee holder of the share of special voting stock is entitled to vote on each matter which stockholders generally are entitled to vote, and the trustee holder of the share of special voting stock will be entitled to cast on each such matter a number of votes equal to the number of outstanding exchangeable shares of Domtar (Canada) Paper Inc. for which the trustee holder has received voting instructions. The trustee holder will not be entitled to receive dividends or distributions in its capacity as holder or owner thereof.

SHAREHOLDER RIGHTS PLAN

Subsequent to the Transaction, the Company entered into a rights agreement under which the shares of the Company’s common stock will include certain attached rights associated with a significant change in beneficial ownership of the Company. Under the rights agreement, one right is attached to each share of the Company’s common stock outstanding, but is not detachable until a distribution triggering event.

Under the rights agreement, the rights will detach from the shares of the Company’s common stock upon the earlier to occur of (a) a person, together with its affiliates and associates acquired beneficial ownership of 10% or more of the outstanding shares of the Company’s common stock; or (b) an acquirer commences or announces its intention to commence a tender or exchange offer the consummation of which would result in beneficial ownership of 10% or more of the outstanding shares of the Company’s common stock.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. SHAREHOLDERS’ EQUITY (CONTINUED)

No cash dividend has been declared on these shares in the first quarter of 2007. The changes in the number of outstanding common stock and their aggregate stated value from January 1, 2007 to April 1, 2007, were as follows:

	Number of shares	April 1, 2007
	(Unaudited)
	$
Common stock
Balance at beginning of the period	1,000	—
Shares issued
Business Unit (Note 1)	284,067,852	3
Domtar Inc. (Note 1)	155,947,307	2
Stock option	38,874	—

Balance at the end of the period	440,055,033	5

On March 7, 2007, upon the consummation of the Transaction as described in Note 1, the Company issued one share of special voting stock to Computershare Trust Company of Canada (“the Trustee”), which is held in Trust for the benefit of the holders of exchangeable shares of Domtar (Canada) Paper Inc.

EXCHANGEABLE SHARES

Upon the consummation of the Transaction as described in Note 1, Domtar Inc. shareholders could either receive common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As such, a total of 75,004,303 common stock were reserved for future issuance for the exchangeable shares of Domtar (Canada) Paper Inc. outstanding as at April 1, 2007. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economic equivalent to shares of the Company’s common stock. The rights, privileges, restrictions and conditions attaching to the exchangeable shares include the following:

•	The exchangeable shares are exchangeable at any time, at the option of the holder on a one-for-one basis for shares of common stock of the Company;

•

In the event the Company declares a dividend on its common stock, the holders of exchangeable shares are entitled to receive from Domtar (Canada) Paper Inc. the same dividend, or an economically equivalent dividend, on their exchangeable shares;

•

The holders of the exchangeable shares of Domtar (Canada) Paper Inc. are not entitled to receive notice of or to attend any meeting of the shareholders of Domtar (Canada) Paper Inc. or to vote at any such meeting, except as required by law or as specifically provided in the exchangeable share conditions;

•

The exchangeable shares of Domtar (Canada) Paper Inc. may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the board of directors of Domtar (Canada) Paper Inc., which date cannot be prior to July 31, 2023 (or earlier upon the occurrence of certain specified events) in exchange for one share of Company common stock for each exchangeable share presented and surrendered by the holder thereof, together with all declared but unpaid dividends on each exchangeable share.

The holders of exchangeable shares of Domtar (Canada) Paper Inc. are entitled to instruct the Trustee to vote the special voting stock as described above.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

During the first quarter of 2006, the Company closed its pulp and paper mill in Prince Albert, Saskatchewan and its Big River sawmill in Saskatchewan due to poor market conditions. These facilities are currently not in operation. The Company has not determined at this time whether the facilities will be reopened, sold or permanently closed. In the event the facilities are permanently closed, the Province of Saskatchewan may require active decommissioning and reclamation at one or both facilities. In the event decommissioning and reclamation is required at either facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts.

For the thirteen weeks ended April 1, 2007, the Company’s operating expenses for environmental matters amounted to $12 million (2006—nil).

The Company made capital expenditures for environmental matters of $1 million in the thirteen weeks ended April 1, 2007 (2006—nil), for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. At this time, the Company cannot reasonably estimate the additional capital expenditures that may be required. However, management expects any additional required expenditure would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

The Company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the Company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under its Care and Control Program at a number of former operating sites, especially in the wood preserving sector, due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and the allocation of liability among potentially responsible parties.

While the Company believes that it has determined the costs for environmental matters likely to be incurred based on known information, the Company’s ongoing efforts to identify potential environmental concerns that may be associated with its properties may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time.

Domtar Inc. was issued a Request for Response Action ("RFRA") by the Minnesota Pollution Control Agency ("MPCA") for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the Minnesota Pollution Control Agency (“MPCA”) issued a Request for Response Action (“RFRA”) to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant. The total cost of the likely remediation is estimated to be approximately $90 million. Allocation of responsibility among the parties is ongoing under an agreed final and binding arbitration process which we expect will be determined in the third quarter of 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

As at April 1, 2007, the Company had a provision of $81 million (including a current portion of $4 million) for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

In addition, the pulp and paper industry in the United States is subject to Boiler Maximum Achievable Control Technology (MACT) Rules that further regulate effluent and air emissions. The Company complies with all present regulations and anticipates spending approximately $3 million over the next year to meet such requirements.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labour issues. While the final outcome with respect to actions outstanding or pending as at April 1, 2007, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

Domtar Inc. is subject to a motion by Joachim Laferrière Électricien Inc., filed in the Quebec Superior Court on January 9, 2006, for authorization to bring a class action suit against Domtar Inc. and others for alleged damages relating to a conspiracy to fix prices of carbonless sheets during the period of January through December 2000 in the Province of Quebec, Canada. The claim seeks estimated compensatory damages in the amount of $43 million (CAN$50 million) plus estimated exemplary damages in the amount of $1 million to $4 million (CAN$1 million to CAN$5 million). Domtar is also subject to a motion by McLay & Company Inc. filed in Ontario Superior Court on January 11, 2006 for authorization to bring a class action suit against Domtar Inc. and others, for alleged inflated prices of carbonless sheets paper during the period of October 1999 through September 2000 in the Province of Ontario, Canada. Settlement discussions are ongoing on both motions and provisions have been made based on managements’ best estimate based on current information.

E.B. EDDY ACQUISITION

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have had to pay up to a maximum of $104 million (CAN$120 million), an amount which is gradually declining over a 25-year period. As at April 1, 2007, the maximum amount of the purchase price adjustment was $95 million (CAN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $95 million (CAN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of $95 million (CAN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the liquidity, results of operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

GUARANTEES

Indemnifications

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. As at April 1, 2007, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

NOTE 16. RELATED PARTY

Prior to the Transaction, the Weyerhaeuser Fine Papers Business was engaged in various transactions with Weyerhaeuser that were characteristic of a consolidated group under common control. During the first quarter of 2006, the Business Unit purchased from Weyerhaeuser pulp, fiber and corrugated boxes for an amount of $46 million and sold pulp, paper and lumber for an amount of $33 million.

NOTE 17. SEGMENTED DISCLOSURES

Following the Transaction, the Company operates in the three reportable segments described below. Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Papers – represents the aggregation of the manufacturing and distribution of business, commercial printing and publication, and technical and specialty papers, as well as pulp.

•

Paper Merchants – involves the purchasing, warehousing, sale and distribution of various products made by the Company and by other manufacturers. These products include business and printing papers and certain industrial products.

•	Wood – comprises the manufacturing and marketing of lumber and wood-based value-added products and the management of forest resources.

The Company evaluates performance based on operating income, which represents sales, reflecting transfer prices between segments at fair value, less allocable expenses before financing expenses and income taxes. Segment assets are those directly used in segment operations.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. SEGMENTED DISCLOSURES (CONTINUED)

Segmented data For the thirteen weeks ended April 1, 2007 and March 26, 2006	2007	2006
	(Unaudited)
	$	$
Sales
Papers	955	771
Paper Merchants	76	—
Wood	47	89

Total for reportable segments	1,078	860
Intersegment sales – Papers	(24)	—
Intersegment sales – Wood	(3)	(31)
Consolidated sales	1,051	829

Depreciation and amortization and impairment loss
Papers	72	74
Paper Merchants	1	—
Wood	5	2

Total for reportable segments	78	76
Impairment loss – Papers	—	749

Consolidated depreciation and amortization and impairment loss	78	825

Operating income (loss)
Papers	71	(748)
Paper Merchants	4	—
Wood	(4)	1

Consolidated operating income (loss)	71	(747)
Interest expense	11	—

Income (loss) before income taxes	60	(747)
Income tax expense	11	—

Net income (loss)	49	(747)

Segment assets	April 1, 2007	December 31, 2006
	(Unaudited)
	$	$
Papers	7,092	3,933
Paper Merchants	102	—
Wood	316	65

Total for reportable segments	7,510	3,998
Corporate	332	—

Consolidated assets	7,842	3,998

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this management’s discussion and analysis (MD&A), unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its joint ventures. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (GAAP). This report should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. You should also read this MD&A in conjunction with the historical financial information contained in Domtar Corporation’s Form 10 filed on February 1, 2007 and 8-K filed on May 9, 2007.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons, the term “tonne” or the symbol “ADMT” refers to a air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refers to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net income (loss), and shipment volume are based on the thirteen-week period ended April 1, 2007, as compared to the thirteen-week period ended March 26, 2006, referred to as the first quarter of 2007 and the first quarter of 2006, respectively.

THE TRANSACTION

Domtar Corporation was incorporated on August 16, 2006 for the sole purpose of holding the Weyerhaeuser Fine Paper Business and consummating the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. (the “Transaction”). The Weyerhaeuser Fine Paper Business was operated by Weyerhaeuser Company (“Weyerhaeuser”) prior to the completion of the Transaction. The Transaction was consummated on March 7, 2007. Domtar Corporation had no operations prior to March 7, 2007 when, upon the completion of the Transaction, it became an independent public holding company that, directly or indirectly through its subsidiaries, owns the Weyerhaeuser Fine Paper Business and Domtar Inc. We refer to Domtar Corporation as of the consummation of the Transaction as the “Successor.”

Although Weyerhaeuser does not have a continuing proprietary interest in Domtar Corporation, we have entered into several agreements with Weyerhaeuser and/or certain of its subsidiaries in connection with the Transaction, including a tax sharing agreement, an intellectual property licensing agreement, a transition services agreement, fiber and pulp supply agreements and site services agreements. These agreements enable us to continue to operate the Weyerhaeuser Fine Paper Business efficiently following the completion of the Transaction.

The following MD&A of Domtar Corporation covers certain periods prior to the Transaction. For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the “Predecessor” to Domtar Corporation and as a result, its historical financial statements now constitute the historical financial statements of Domtar Corporation. Accordingly, the results reported for the first quarter of fiscal year 2006 include only the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the entire period and the results reported for the first quarter of fiscal year 2007 include the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to April 1, 2007. These historical financial statements may not be indicative of our future performance.

For more information on the Transaction, refer to Note 1 of the consolidated financial statements.

FIRST QUARTER 2007 OVERVIEW

For the first quarter of 2007, we reported operating income of $71 million compared to an operating loss of $747 million in the first quarter of 2006.

The first quarter of 2007 includes 26 days of results of operations of Domtar Inc., while the first quarter of 2006 included a $749 million expense for impairment of goodwill relating to the Weyerhaeuser Fine Paper Business. Excluding these items, operating income in the first quarter of 2007 amounted to $57 million, an increase of $55 million compared to operating income of $2 million in the first quarter of 2006. This increase of $55 million is principally driven by higher average selling prices for the majority of our paper and pulp products, partially offset by the continuing difficult conditions prevailing in the wood sector, as well as higher fiber costs and lower shipments of paper and wood products, mostly due to mill closures.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the quarter-to-quarter analysis and segment analysis.

OUTLOOK

Looking ahead, fine papers volumes are expected to seasonally increase while price realizations are expected to improve. However, rising energy prices and the strengthening of the Canadian dollar have increased costs at several of our facilities. These factors are expected to dampen the benefits resulting from recently announced price increases in papers and pulp. In light of the decline in demand for fine papers in North America in the first quarter of 2007 when compared to 2006, Domtar will closely monitor its production to meet customer demand.

ACCOUNTING FOR THE TRANSACTION

The Transaction is considered, for accounting purposes, as the acquisition of Domtar Inc. by Domtar Corporation and has been accounted for using the purchase method. Accordingly, the purchase price is based upon the estimated fair value of Domtar Corporation common shares issued plus acquisition costs directly related to the Transaction. Since no quoted market price existed for the shares of Domtar Corporation’s common stock, the purchase price is based on the fair value of the net assets acquired on August 23, 2006, the date the terms of the Transaction were agreed to and announced. The fair value of Domtar Inc. shares of $6.63 per share used in the calculation of the purchase price is based upon the average closing price of Domtar Inc. common shares on the Toronto Stock Exchange for the five trading days beginning August 21, 2006 and ended August 25, 2006, converted at the average daily foreign exchange rate of the Bank of Canada. The number of outstanding Domtar Inc. common shares used in the calculation of the fair value is based on the same periods.

The total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on our preliminary estimates of their fair value, which are based on information currently available. We are in the process of completing the valuation of certain assets and liabilities. Accordingly, the final allocation of the fair value to the assets acquired and liabilities assumed could differ materially from the amounts presented in the consolidated financial statements. The principal significant elements for which the fair value could be modified include inventories, property, plant and equipment, intangible assets, goodwill, deferred income taxes, pension plans and other employee future benefit plans. The following table summarizes the components of the total purchase price and the preliminary purchase price allocation.

(In millions of U.S. dollars, unless otherwise noted)
231,436,850 common shares of Domtar Inc. outstanding at an average closing price of $6.63 per share	1,534

Direct acquisition costs	28

Estimated total purchase price, net of assumed debt	1,562

The total purchase price of the transaction has been allocated as follows:

Fair value of net assets acquired at the date of acquisition

Cash and cash equivalents	573
Receivables	166
Inventories	502
Prepaid expenses	12
Income and other taxes receivable	7
Deferred income taxes - current	18
Property, plant and equipment	2,742
Intangible assets	29
Deferred income tax assets - non-current	107
Goodwill	143
Other assets	60

Total assets	4,359

Less: Liabilities
Bank indebtedness	67
Trade and other payables	370
Income and other taxes payable	15
Long-term debt due within one year	1
Long-term debt	1,660
Deferred income taxes - non-current	350
Other liabilities and deferred credits	306
Minority interests	28
Total liabilities	2,797

Fair value of net assets acquired at the date of acquisition	1,562

The two main components of the preliminary intangible asset amount are $10 million for customer relationships and $15 million for favorable natural gas contracts. The customer relationships have useful life of 5 years and the natural gas contracts will be amortized over a period of 3 years.

The preliminary goodwill amount recognized as a result of the Transaction related to the Paper segment is not expected to be deductible for income tax purposes.

OUR BUSINESS

Following the Transaction, Domtar Corporation’s reporting segments corresponds to the following business activities: Papers, Paper Merchants and Wood.

PAPERS

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We operate 15 pulp and paper mills (11 in the United States and 4 in Canada) with an annual paper production capacity of approximately 5.0 million tons of coated and uncoated freesheet. We also have one paper mill at Prince Albert, Saskatchewan that is currently not in operation but that has a production capacity of approximately 290,000 tons. In addition, we have a production capacity of 235,000 tons of coated groundwood at one of our paper mills in the U.S. Our paper facilities are complemented by strategically located warehouses and sales offices. The table below lists all of our paper facilities and their annual production capacity.

Paper Production Facility	Location	Paper Machines	Principal Paper Type	Annual Paper Capacity (millions of tons)
Uncoated freesheet mills
Ashdown	Arkansas	4	Copy and offset	0.9
Windsor	Quebec	2	Copy and offset	0.6
Hawesville	Kentucky	2	Copy and offset	0.6
Plymouth	North Carolina	2	Copy and offset	0.5
Kingsport	Tennessee	1	Copy and offset	0.4
Marlboro	South Carolina	1	Copy and offset	0.4
Johnsonburg	Pennsylvania	2	Copy and offset	0.4
Dryden	Ontario	2	Copy and offset	0.3
Prince Albert (1)	Saskatchewan	1	Copy and offset	—
Port-Edwards	Wisconsin	4	Value added	0.2
Nekoosa	Wisconsin	3	Value added	0.2
Rothschild	Wisconsin	1	Opaque	0.1
Woodland	Maine	1	Opaque	0.1
Gatineau	Quebec	1	Coated lightweight	0.1
Port Huron	Michigan	4	Technical and specialty	0.1
Espanola	Ontario	2	Technical and specialty	0.1

Total Uncoated freesheet mills		33		5.0

Coated groundwood
Columbus	Mississippi	1	Coated groundwood	0.2

Total Coated groundwood		1		0.2

		34		5.2

(1)	As of April 1, 2007, our Prince Albert facility was not in operation but has a production capacity of approximately 290,000 tons.

We design, manufacture, market and distribute a wide range of fine paper products for a variety of consumers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We are also one of the largest manufacturers of papergrade pulp in North America.

We manufacture papergrade pulp, which we sell to the extent we produce more pulp than is required for internal use in our paper mills. We also manufacture and sell fluff pulp and specialty pulp. The sale of papergrade pulp to third parties allows optimization of pulp capacity while reducing overall manufacturing costs.

PAPER MERCHANTS

Our Paper Merchants business consists of an extensive network of strategically located paper distribution facilities, comprising the purchasing, warehousing, sale and distribution of various products made by us and other manufacturers. These products include business and printing papers and certain industrial products. Our paper merchants operate in the United States and Canada under a single banner and umbrella name, the Domtar Distribution Group, which is the fifth largest paper merchant organization in North America. Ris Paper, part of the Domtar Distribution Group, operates throughout the Northeast, Mid-Atlantic and Midwest areas from 19 locations in the United States, including 16 distribution centers. Domtar Distribution Group, in Canada, operates as Buntin Reid in three locations in Ontario; JBR/La Maison du Papier in two locations in Quebec; and The Paper House in two locations in Atlantic Canada.

WOOD

Our Wood business comprises the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operate five sawmills and one remanufacturing facility with a production capacity of approximately 550 million board feet of lumber. In addition, we own five sawmills that are currently not in operation but have an aggregate production capacity of approximately 760 million board feet of lumber. We also have an interest in three joint ventures and investments in two businesses, which all produce wood products. We seek to optimize 28 million acres of forestland directly licensed or owned by Domtar Corporation in Canada and the United States through efficient management and the application of certified sustainable forest management practices such that a continuous supply of wood is available for future needs.

CONSOLIDATED RESULTS OF OPERATIONS

The following table compares the consolidated financial results of Domtar Corporation for the first quarter of 2007, which consists of the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to April 1, 2007, and the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the first quarter of 2006.

	Thirteen weeks ended
FINANCIAL HIGHLIGHTS	April 1, 2007	March 26, 2006
(In millions of U.S. dollars, unless otherwise noted)
Sales	1,051	829

Operating income (loss)	71	(747)

Net income (loss)	49	(747)

Net income (loss) per common share (in dollars)(1):
Basic	0.14	(2.63)
Diluted	0.14	(2.63)

Operating income (loss), per segment:
Papers	71	(748)
Paper Merchants	4	—
Wood	(4)	1

Total	71	(747)

	As at April 1, 2007	As at December 31, 2006
Total assets	7,842	3,998
Total long-term debt, including current portion	2,598	44

(1)	Refer to Note 5 of the consolidated financial statements for more information on the calculation of net income per common share.

THIRTEEN WEEK PERIOD ENDED APRIL 1, 2007 VS

THIRTEEN WEEK PERIOD ENDED MARCH 26, 2006 OVERVIEW

SALES

Sales for the first quarter of 2007 amounted to $1,051 million, an increase of $222 million, or 27%, from sales of $829 million in the first quarter of 2006. Excluding the impact of 26 days of results of operations of Domtar Inc., sales for the first quarter of 2007 amounted to $813 million, a decrease of $16 million compared to the first quarter of 2006. The decrease was mainly attributable to lower shipments for paper and wood products, mostly as a result of mill and sawmill closures (including the indefinite closure of our Prince Albert, Saskatchewan paper mill and our Big River and 51% owned Wapawekka, Saskatchewan sawmills effective in the first quarter of 2006, the indefinite closure of our Prince Albert pulp mill effective in the second quarter of 2006 and the permanent closure of one paper machine at our Dryden, Ontario mill effective in the second quarter of 2006), and lower average selling prices for wood products. These factors were partially offset by higher average selling prices for pulp and paper and higher shipments for pulp.

COST OF SALES

Cost of sales increased by $148 million or 21% in the first quarter of 2007 compared to the first quarter of 2006. Excluding the impact of 26 days of results of operations of Domtar Inc., cost of sales in the first quarter of 2007 amounted to $648 million, a decrease of $59 million compared to the first quarter of 2006. This decrease was mainly attributable to the mill and sawmill closures mentioned above, partially offset by higher costs for purchased fiber and chemicals and an increase in environmental provision of $5 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by $3 million in the first quarter of 2007 compared to the first quarter of 2006. Excluding the impact of 26 days of results of operations of Domtar Inc., SG&A in the first quarter of 2007 amounted to $37 million, a decrease of $7 million compared to the first quarter of 2006. This decrease in SG&A in the first quarter of 2007 is mostly due to the mill and sawmill closures mentioned above and to the difference between the corporate charges allocated to the Predecessor by Weyerhaeuser and the implementation of transaction service agreement charges as of March 7, 2007.

OPERATING INCOME

Operating income in the first quarter of 2007 amounted to $71 million, an improvement of $818 million compared to an operating loss of $747 million in the first quarter of 2006. Excluding the impact of 26 days of results of operations of Domtar Inc., operating income in the first quarter of 2007 amounted to $57 million, an increase of $804 million compared to the first quarter of 2006. The improvement in operating income was mostly attributable to a $749 million goodwill impairment expense recorded in the first quarter of 2006 based on an evaluation of the goodwill relating to the Papers segment, as well as the factors mentioned above.

INTEREST EXPENSE

We incurred $11 million of interest expense mainly relating to interest incurred under our new Credit Agreement as well as interest on existing Domtar Inc. debt, from March 7, 2007 to April 1, 2007.

INCOME TAXES

Income tax expense amounted to $11 million in the first quarter of 2007, which was comprised of current tax expense of $22 million and deferred tax recovery of $11 million. The current tax expense includes $13 million of expense related to the period prior to the Transaction and does not constitute cash taxes for us. The Predecessor had no income tax expense for the first quarter of 2006. The first quarter of 2006 loss before income taxes mainly consists of a goodwill impairment charge of $749 million that is not deductible for tax purposes. Our net income for the first quarter of 2007 includes an out-of-period adjustment that decreased the tax expense by approximately $6 million as a result of the omission to account for a change in the Canadian federal tax rate which occurred in the second quarter of 2006. The Company’s management has concluded, through a quantitative and qualitative analysis, that the adjustment is not material to the first quarter of 2007 or to the prior periods affected, and therefore, financial information for 2006 has not been restated. Our effective tax rate is impacted by the mix and level of earnings subject to different tax jurisdictions and the differences in tax rates applicable to our foreign subsidiaries.

NET INCOME

Net income amounted to $49 million ($0.14 per common share) in the first quarter of 2007, an improvement of $796 million compared to a net loss of $747 million ($2.63 per common share) in the first quarter of 2006. Excluding the impact of 26 days of results of operations of Domtar Inc., net income in the first quarter of 2007 amounted to $42 million, an increase of $789 million compared to the first quarter of 2006. This improvement in net income was mainly attributable to the factors mentioned above.

PAPERS

	Thirteen weeks ended
SELECTED INFORMATION	April 1, 2007	March 26, 2006
(In millions of U.S. dollars, unless otherwise noted)
Sales
Total sales	955	771
Intersegment sales to Paper Merchants	(24)	—

	931	771

Operating income (loss)	71	(748)

Shipments
Paper (in thousands of ST)	871	813
Pulp (in thousands of ADMT)	249	207

Benchmark prices(1):
Copy 20 lb sheets ($/ton)	930	820
Offset 50 lb rolls ($/ton)	810	765
Coated publication, no.5, 40 lb Offset, rolls ($/ton)	778	898
Pulp NBSK - U.S. market ($/ADMT)	790	653
Pulp NBHK - Japan market(2) ($/ADMT)	640	542

(1)	Source: Pulp & Paper Week. As such, these prices do not necessarily reflect our transaction prices.
(2)	Based on Pulp and Paper Week’s Southern Bleached Hardwood Kraft pulp prices for Japan, increased by an average differential of $15/ADMT between Northern and Southern Bleached Hardwood Kraft pulp prices.

SALES AND OPERATING INCOME

Sales

Sales in our Papers business amounted to $931 million in the first quarter of 2007, an increase of $160 million or 21% from sales of $771 million in the first quarter of 2006. Excluding the impact of 26 days of results of operations of Domtar Inc., sales in the first quarter of 2007 amounted to $788 million, an increase of $17 million compared to sales in the first quarter of 2006. The increase in sales was mainly attributable to an increase in average selling prices for paper of $111 per ton, or 14%, and for pulp of $92 per tonne, or 17%, compared to the first quarter of 2006. We also had higher unit shipments for pulp of approximately 2% compared to the first quarter of 2006 due to the overall improvement in market conditions. These factors were partially offset by lower unit shipments for paper of approximately 12% compared to the first quarter of 2006, mainly as a result of the indefinite closures of our Prince Albert, Saskatchewan paper mill effective in the first quarter of 2006 and the pulp mill effective in the second quarter of 2006, as well as the permanent closure of one paper machine at our Dryden, Ontario mill effective in the second quarter of 2006.

Operating Income

Operating income in our Papers business totaled $71 million in the first quarter of 2007, an increase of $819 million compared to an operating loss of $748 million in the first quarter of 2006. Excluding the impact of 26 days of results of operations of Domtar Inc., operating income in the first quarter of 2007 amounted to $61 million, an increase of $809 million compared to the operating loss in the first quarter of 2006. The increase was mainly attributable to a $749 million goodwill impairment expense recorded in the first quarter of 2006 and higher average selling prices for paper and pulp and higher shipments for pulp in the first quarter of 2007. In addition, the increase in operating income was due to an $11 million decrease in freight expense due to reductions in average line haul rates for truck and intermodal and freight optimization efforts. These factors were partially offset by lower shipments for paper, mostly due to the mill closures mentioned above, higher costs for purchased fiber and chemicals, higher costs due to lack-of-order downtime and an increase in other manufacturing costs during the first quarter of 2007 for the facilities that continued to operate.

PRICING ENVIRONMENT

In our Papers business, our average transaction prices increased in the first quarter of 2007 compared to the first quarter of 2006. Our average transaction prices for copy 20 lb sheets and offset 50 lb rolls were higher on average by $147/ton, or 18%, and $76/ton, or 10%, respectively, in the first quarter of 2007 compared to the first quarter of 2006. During the quarter, a $60/ton price increase for cut-size and certain commercial printing grades was announced and is in the process of being implemented in the second quarter of 2007.

Our average transaction prices for Northern Bleached Softwood Kraft (NBSK) pulp increased by $121/tonne, or 22%, and our average transaction prices for Northern Bleached Hardwood Kraft (NBHK) pulp increased by $55/tonne, or 11%, in the first quarter of 2007 compared to the first quarter of 2006. A $20/tonne price increase was announced for softwood pulp during the quarter and effective in April 2007.

OPERATIONS

Shipments

Our paper shipments, excluding the impact of 26 days of results of operations of Domtar Inc., decreased by 100,000 tons, or 12%, in the first quarter of 2007 compared to the first quarter of 2006, mainly as a result of the indefinite closures of our Prince Albert, Saskatchewan paper mill effective in the first quarter of 2006 and the permanent closure of one paper machine at our Dryden, Ontario facility effective in the second quarter of 2006.

Our pulp trade shipments, excluding the impact of 26 days of results of operations of Domtar Inc., increased by 5,000 tonnes in the first quarter of 2007 compared to the first quarter of 2006 despite the indefinite closure of our Prince Albert pulp mill effective in the second quarter of 2006. The increase in trade shipments resulted from the diversion of internal sales to trade sales as a result of the mill and machine closures mentioned above.

Other

Due to poor market conditions, our pulp and paper mills in Prince Albert, Saskatchewan were indefinitely closed in the first half of 2006, and one of the two paper machines at our Dryden, Ontario paper mill was permanently shut down effective in the second quarter of 2006. As at April 1, 2007, we had not determined whether our Prince Albert, Saskatchewan mill will be reopened, sold or permanently closed. In the event the facility is permanently closed, the Province of Saskatchewan may require active decommissioning and reclamation at the facility, which would likely include investigation and remedial action for areas of significant environmental impacts.

Our Lebel-sur-Quévillon pulp mill was indefinitely closed in the fourth quarter of 2005 due to unfavorable economic conditions. As of April 1, 2007, the Lebel-sur-Quévillon pulp mill remains indefinitely idled due to continuing unfavorable economic factors such as high wood fiber, energy and transportation costs, a strong Canadian dollar and uncompetitive labor costs.

On May 9, 2007, we concluded the sale of our Vancouver property for total proceeds of $20 million ($23 million Canadian dollars).

PAPER MERCHANTS

	Thirteen weeks ended
SELECTED INFORMATION	April 1, 2007	March 26, 2006
(In millions of U.S. dollars)
Sales	76	—

Operating income	4	—

SALES AND OPERATING INCOME

Sales

Our Paper Merchants business generated sales of $76 million for the period from March 7, 2007 to April 1, 2007. The Predecessor had no Paper Merchants operations.

Operating Income

Operating income amounted to $4 million for the period from March 7, 2007 to April 1, 2007.

WOOD

	Thirteen weeks ended
SELECTED INFORMATION	April 1, 2007	March 26, 2006
(In millions of U.S. dollars, unless otherwise noted)
Sales	47	89
Intersegment sales	(3)	(31)

	44	58
Operating income (loss)	(4)	1

Shipments (millions of FBM)	88	93

Benchmark prices(1):
Lumber G.L. 2x4x8 stud ($/MFBM)	317	391
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	332	409

(1)	Source: Random Lengths. As such, these prices do not necessarily reflect our transaction prices.

SALES AND OPERATING LOSS

Sales

Sales in our Wood business amounted to $44 million in the first quarter of 2007, a decrease of $14 million or 24% compared to sales of $58 million in the first quarter of 2006. Excluding the impact of 26 days of results of operations of Domtar Inc., sales in the first quarter of 2007 amounted to $25 million, a decrease of $33 million compared to the first quarter of 2006. The decrease was attributable to lower shipments, mainly resulting from the indefinite closure of our Big River and 51% owned Wapawekka, Saskatchewan sawmills, during the first quarter of 2006, and lower average selling prices due to the slowdown in the U.S. housing industry.

Operating Loss

Operating loss in our Wood business amounted to $4 million in 26 days of the first quarter of 2007, a decrease of $5 million compared to operating income of $1 million in the first quarter of 2006. The 26 days of results of operations of Domtar Inc. included in the first quarter of 2007 were nil. The decrease of $5 million was mainly attributable to lower shipments mostly due to the sawmill closures mentioned above, and lower average selling prices due to the slowdown in housing starts. These factors were partially offset by the realization of savings resulting from the sawmill closures mentioned above.

PRICING ENVIRONMENT

Our average transaction prices for Great Lakes 2x4 stud decreased by $82/MFBM, or 23%, and our average transaction prices for Great Lakes 2x4 random length decreased by $85/MFBM, or 23%, in the first quarter of 2007 compared to the first quarter of 2006.

OPERATIONS

Shipments

Our lumber and wood product shipments, excluding the impact of 26 days of results of operations of Domtar Inc., decreased by 60 MFBM, or 65% in the first quarter of 2007 compared to the first quarter of 2006 as a result of sawmill closures and the slowdown in the U.S. housing industry.

Fiber supply

The Province of Quebec adopted legislation, effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and Cree First Nations. As a result, the amount of fiber we were permitted to harvest annually, under our licenses from the Quebec government, was reduced by approximately 500,000 cubic meters to approximately 2.0 million cubic meters, reflecting a 21% reduction. The Chief forester of Quebec has proposed a further reduction of 70,000 cubic meters, or 3%, in the total softwood annual allowable cut of forests managed by Domtar. This would significantly affect the supply of fiber for our Northern Quebec softwood sawmills and market pulp operations. Also, the reduction in harvest volume would have a corresponding increase in the unit cost of wood delivered to the sawmills. As a result of the closure in November 2005 of our pulp mill at Lebel-sur-Quévillon due to unfavorable economic conditions and no alternative markets for chips produced by our sawmills, as well as the reduced allowable wood harvesting volume, our Northern Quebec sawmills, including Val d’Or, Matagami and Lebel-sur-Quévillon, were closed for an indefinite period of time.

We are currently working on finding solutions to the reduced fiber supply, such as obtaining alternate sources of fiber. If we are unable to obtain an adequate supply of fiber at a competitive cost, our Northern Quebec softwood sawmills and market pulp operations may not reopen and may result in permanent closures or impairment of assets.

Other

In the first quarter of 2006, we indefinitely closed our Big River and 51% owned Wapawekka, Saskatchewan sawmills, due to the closure of our Prince Albert, Saskatchewan facility and poor market conditions. These facilities are currently not in operation. As at April 1, 2007, we had not determined whether these facilities will be reopened, sold or permanently closed. In the event that our Big River, Saskatchewan sawmill is permanently closed, the Province of Saskatchewan may require active decommissioning and reclamation at the facility, which would likely include investigation and remedial action for areas of significant environmental impacts.

Due to the difficult market conditions that have prevailed in the wood sector in recent months, including the slowdown in the U.S. housing market and the new softwood lumber agreement, we have announced the indefinite closure of our White River, Ontario sawmill which is expected to take place in the second quarter of 2007. The closure will impact approximately 140 permanent employees.

We are considering strategic alternatives for our Wood business that range from continuing to hold and operate the assets to a possible sale or other form of disposition.

STOCK BASED COMPENSATION EXPENSE

Prior to the consummation of the Transaction, employees of Weyerhaeuser who were being transferred to the Company were given the opportunity to exchange their outstanding Weyerhaeuser equity awards for awards of the Company having the same terms and conditions as their prior Weyerhaeuser awards.

In connection with the Transaction, Domtar Corporation exchanged outstanding options held by Domtar Inc. employees for options to purchase, on the same terms and conditions, shares of common stock of Domtar Corporation. The number of shares subject to the options granted in exchange is equal to the number of common shares of Domtar Inc. that would have been received or to the equivalent value determined using the Black-Scholes option-pricing model, depending if the exercise price was higher, equal to or less than the market value at the time of the exchange. Further, each outstanding award of restricted Domtar Inc. common shares and deferred share units was exchanged on a one-for-one basis, and on the same terms and conditions as applied to Domtar Inc. awards, for awards of restricted shares and deferred share units with respect to the Company’s common stock.

For the thirteen weeks ended April 1, 2007, the total expense recognized in the Company’s results of operations related to these equity awards is not significant. No new awards have been or will be made under any of these equity plans.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. We also have the ability to fund liquidity requirements through new financings, subject to satisfactory market conditions and credit ratings.

OPERATING ACTIVITIES

Cash flows provided from operating activities totaled $91 million in the first quarter of 2007 compared to cash flows provided from operating activities of $71 million in the first quarter of 2006. This $20 million improvement in cash flows generated from operations mainly reflects an increase in profitability partially offset by higher investment in working capital items. Excluding the impact of 26 days of results of operations of Domtar Inc., the change in working capital in the first quarter of 2007 was negative $50 million, compared to negative $7 million in the first quarter of 2006. This $43 million increase in working capital requirements for the first quarter of 2007 is mainly related to an increase in receivables. In accordance with the Transaction Agreements, certain accounts receivable were collected by Weyerhaeuser on our behalf and remitted to us in May 2007. This caused a temporary increase in account receivable offset by fluctuation in income and other taxes due to our current cash tax payable for our U.S. operations. Our operating cash flow requirements are primarily for salaries and benefits, the purchase of wood fiber, energy and raw materials and other expenses such as property taxes.

INVESTING ACTIVITIES

Cash flows provided from investing activities totaled $559 million in the first quarter of 2007 compared to cash flows used for investing activities of $21 million in the first quarter of 2006. The $580 million improvement in cash flows provided from investing activities was mainly attributable to the acquired cash as a result of the Transaction partially offset by lower capital spending of $7 million in 2007.

FINANCING ACTIVITIES

In the first quarter of 2007, cash flows used for financing activities amounted to $546 million compared to cash flows used for financing activities of $50 million in the first quarter of 2006. Prior to the completion of the Transaction, we incurred a temporary borrowing in the amount of $1,350 million. In conjunction with the closing of the Transaction, we borrowed $800 million under the Term loan B facility and $60 million under the revolving credit facility. The borrowing proceeds from the new credit facility, combined with $560 million of the acquired cash on hand served mainly to repay the temporary borrowing of $1,350 million as well as to pay for transaction and financing related expenses.

We do not intend to pay dividends for the foreseeable future. In addition, our ability to pay dividends will be restricted by current and future agreements governing the Company and the Company’s subsidiaries’ debt, including our senior secured credit facilities.

CAPITAL RESOURCES

Net indebtedness was $2,577 million as at April 1, 2007 compared to $43 million as at December 31, 2006. The $2,534 million increase in net indebtedness was due to the outstanding indebtedness of Domtar Inc. at the time of the Transaction and borrowings under our credit agreement entered into in connection with the Transaction.

The Company and Domtar Inc. entered into a Credit Agreement, dated March 7, 2007, which consists of a seven-year senior secured Term Loan B facility of $800 million and a five year $750 million secured revolving credit facility. The senior revolving credit facility may be used for working capital needs and for general corporate purposes, and a portion will be available for letters of credit and swingline loans to the Company and Domtar Inc. Borrowings by us under the senior revolving credit facility will be made available in U.S. dollars, and borrowings by Domtar Inc. under the senior revolving credit facility will be made available in U.S. dollars or Canadian dollars and limited to $150 million (or the Canadian equivalent thereof).

Borrowings under the Term Loan B facility bear annual interest at either a Eurodollar rate plus a margin of 1.375%, or at the prime rate plus a margin of 0.375%. Amounts drawn under the revolving loan facility by us bear annual interest at either a Eurodollar rate plus a margin of 1.25% to 2.25%, or at the prime rate plus a margin of 0.25% to 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in US dollars bear annual interest at either a Eurodollar rate plus a margin of 1.25% to 2.25%, or a U.S. base rate plus a margin of 0.25% to 1.25%. Amounts drawn under the revolving loan facility by Domtar Inc. in Canadian dollars bear annual interest at the Canadian prime rate plus a margin of 0.25% to 1.25%. Domtar Inc. may also issue bankers’ acceptances denominated in Canadian dollars which are discounted at bankers’ acceptance rates in Canada and are subject to an acceptance fee, payable on the date of acceptance, which is calculated at a rate per annum equal to 1.25% to 2.25%. The interest rate margins and the acceptance fee are subject to adjustments based on our consolidated leverage ratio.

The Credit Agreement contains a number of covenants that, among other things, limit our ability and the ability of our subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities. For so long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA(1) to interest coverage ratio of greater than 2.5 and a consolidated debt to EBITDA(1) ratio of less than 4.75, decreasing to 4.5 on December 31, 2008. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the Term Loan B unless it has not been waived or amended by the revolving credit lenders within a period of 45 days after notice.

Our subsidiaries, subject to agreed exceptions, serve as guarantors of our obligations under the senior secured credit facilities. We and certain subsidiaries, including Domtar Inc.’s subsidiaries, subject to agreed exceptions, serve as guarantors of Domtar Inc.’s obligations under this facility.

The obligations of both us and Domtar Inc., in respect of the senior secured credit facilities, are secured by our equity interests in our subsidiaries, subject to agreed exceptions, and are secured by our U.S. subsidiaries’ tangible and intangible assets (other than those of the U.S. subsidiaries of Domtar Inc.). The obligations of Domtar Inc. also are secured by the equity in its subsidiaries, subject to agreed exceptions, and by the inventory of Domtar Inc., other than its U.S. subsidiaries.

As at April 1, 2007, we had drawn $90 million under our revolving credit facility and had $4 million of borrowings outstanding in the form of overdraft, and included in “Bank indebtedness.” In addition, as at April 1, 2007, we had outstanding letters of credit pursuant to our revolving credit facility for an amount of $35 million. In addition, as at April 1, 2007, an additional letter of credit of $2 million was outstanding.

The indentures related to the 10% and 10.85% debentures of Domtar Inc. limit the amount of dividends that may be paid to us by Domtar Inc. These indentures also require that no new long-term debt be incurred by Domtar Inc., unless total long-term debt of Domtar Inc. is less than 50% of its consolidated net tangible assets, but do not restrict the incurrence of new long- term debt related to the purchase of property or the replacement of existing long-term debt or the issuance of short-term debt. All indentures of Domtar Inc. related to debt obligations contain restrictions on the amount of secured borrowings Domtar Inc. can incur with other lenders.

CREDIT RATING

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facility	Ba1
	Unsecured debt obligations of subsidiary Domtar Inc.	B2

Standard & Poor’s	Secured Credit Facility	BB
	Unsecured debt obligations of subsidiary Domtar Inc.	B+

Dominion Bond Rating Service	Secured Credit Facility	BBB (low)
	Unsecured debt obligations of subsidiary Domtar Inc.	BB (low)
	Preferred shares of subsidiary Domtar Inc.	Pfd-5 (high)

The ratings by Moody’s Investors Services (Moody’s) are the fifth and sixth best ratings in terms of quality within nine rating gradations, with the numerical modifier 1 indicating a ranking at the top end of a rating category and the numerical modifier 2 indicating a ranking in the middle of a rating category. According to Moody’s, a rating of Ba has speculative elements and a rating of B is considered speculative. The ratings by Standard & Poor’s (S&P) are the fifth and sixth best ratings in terms of quality within ten rating gradations, with the “plus” indicating a ranking at the higher end of this category. According to S&P, ratings of BB and B have significant speculative characteristics. The debt ratings by Dominion Bond Ratings (DBRS) are the fourth and fifth best ratings in terms of quality within ten rating gradations, with the “low” indicating a ranking in the lower end of a rating category. According to DBRS, a rating of BBB has adequate credit quality and a rating of BB is speculative and non-investment grade.

(1)	EBITDA as defined in the credit agreement.

All the agencies have a “stable” outlook in respect to these ratings. Any reductions in our credit ratings would have a negative impact on our access to and cost of capital and financial flexibility. The above ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the above rating agencies.

Common stock

As at April 1, 2007, we had 440,055,033 shares of common stock outstanding. In addition, we will issue from time to time an aggregate of 75,004,303 shares of common stock in exchange for exchangeable shares of our subsidiary, Domtar (Canada) Paper Inc. Domtar (Canada) Paper Inc. issued the exchangeable shares to certain eligible Canadian shareholders of Domtar Inc. who elected or were deemed to elect to receive the exchangeable shares in connection with the Transaction. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the board of directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events. On May 9, 2007, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to register the 75,004,303 shares of common stock. We cannot effect any exchanges until this registration statement has been declared effective. As of April 1, 2007, we had 75,004,303 exchangeable shares issued and outstanding.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through leases and securitization.

SECURITIZATION

In conjunction with the Transaction, we retained Domtar Inc.’s receivable securitization program. We sell certain of our trade receivables through a securitization program, which expires in February 2010. We use securitization of our receivables as a source of financing by reducing our working capital requirements. This securitization program consists of the sale of receivables, or the sale of senior beneficial interest in them, to a special purpose trust managed by a financial institution for multiple sellers of receivables. The agreement normally allows the daily sale of new receivables to replace those that have been collected. It also limits the cash that can be received from the sale of the senior beneficial interest. The subordinated interest retained by us is included in “Receivables” and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interests approximates fair value.

As at April 1, 2007, the cash received from the transfer of receivables amounted to $130 million. We expect to continue selling receivables on an ongoing basis, given the attractive discount rates. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, our working capital and bank debt requirements could increase.

RELATED PARTY TRANSACTIONS

Prior to the Transaction, the Weyerhaeuser Fine Paper Business was engaged in various transactions with Weyerhaeuser that were characteristic of a consolidated group under common control. During the first quarter of 2006, the Weyerhaeuser Fine Paper Business purchased from Weyerhaeuser pulp, fiber and corrugated boxes for an amount of $46 million on sold pulp, paper and lumber for an amount of $33 million.

GUARANTEES

INDEMNIFICATIONS

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. As at April 1, 2007, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

Tax Sharing Agreement

In conjunction with the Transaction, we signed a Tax Sharing Agreement that governs both our and Weyerhaeuser rights and obligations after the Transaction with respect to taxes for both pre and post-Distribution periods in regards to general ordinary course taxes, and also covers related administrative matters. The Distribution refers to the distribution of our common stock to Weyerhaeuser shareholders.

We will generally be required to indemnify Weyerhaeuser and its shareholders against any tax resulting from the Distribution if that tax results from an act or omission by us after the Distribution. If Weyerhaeuser should recognize a gain on the Distribution for reasons not related to an act or omission by us after the Distribution, Weyerhaeuser would be responsible for such taxes and would not be entitled to indemnification by us under the Tax Sharing Agreement. In addition, to preserve the tax-free treatment to Weyerhaeuser of the Distribution, for a two-year period following the date of the Distribution, the following actions will be subject to restrictions:

•	redemption, recapitalization, repurchase or acquisition of our own capital stock;

•	issuance of capital stock or convertible debt;

•	liquidation of Domtar Corporation;

•	discontinuance of the operations of the Weyerhaeuser Fine Paper Business;

•	sale or disposition (other than in the ordinary course of business) of all or a substantial part of the Weyerhaeuser Fine Paper Business; or

•	other actions, omissions to act or transactions that could jeopardize the tax-free status of the Distribution.

PENSION PLANS

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. As at April 1, 2007, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. EDDY ACQUISITION

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have had to pay up to a maximum of $104 million (CAN$120 million), an amount which is gradually declining over a 25-year period. As at April 1, 2007, the maximum amount of the purchase price adjustment was $95 million (CAN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $95 million (CAN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of $95 million (CAN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

DEBT AGREEMENTS

Certain debt agreements require us to indemnify investors in the event of changes in elements such as withholding tax regulations. As the nature and scope of such indemnifications are contingent on future events, none of which can be foreseen as at April 1, 2007, no provisions have been recorded in the consolidated financial statements.

ACCOUNTING CHANGES

ACCOUNTING FOR PLANNED MAJOR MAINTENANCE

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the previously acceptable accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The three accounting methods permitted under the Staff Position are: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. We adopted the direct expensing method on January 1, 2007. We previously used the accrue-in-advance method for interim periods. The adoption of this Staff Position had no significant impact on the annual consolidated financial statements.

UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). This interpretation, which we adopted on January 1, 2007, clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with Statement 109. FIN 48 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The adoption of this Interpretation had no significant impact on the consolidated financial statements.

IMPACT OF ACCOUNTING PRONOUNCEMENTS

NOT YET IMPLEMENTED

FAIR VALUE OPTION

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under FAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. We are currently evaluating the effect that FAS 159 will have on our financial position and results of operations for fair value measurements incurred after its adoption in fiscal 2008.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. We are currently evaluating the effect that FAS 157 will have on its financial position and results of operations for fair value measurements incurred after its adoption in fiscal 2008.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our results of operations and financial position. On an ongoing basis, management reviews its estimates, including those related to environmental matters, useful lives, impairment of long-lived assets and goodwill, pension and other employee future benefit plans, income taxes and asset retirement obligations based upon currently available information. Actual results could differ from those estimates.

These critical accounting policies reflect matters that contain a significant level of management estimates about future events, reflect the most complex and subjective judgments, and are subject to a fair degree of measurement uncertainty.

ENVIRONMENTAL MATTERS AND OTHER ASSET RETIREMENT OBLIGATIONS

Environmental expenditures for effluent treatment, air emission, landfill operation and closure, asbestos containment and removal, bark pile management, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, we incur certain operating costs for environmental matters that are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted and are recorded when remediation efforts are likely and can be reasonably determined.

We recognize asset retirement obligations at fair value in the period in which we incur a legal obligation associated with the retirement of an asset. Our asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using a credit adjusted risk-free interest rate.

The estimate of fair value is based on the results of the expected future cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. We have established cash flow scenarios for each individual asset retirement obligation. Probabilities are applied to each of the cash flow scenarios to arrive at an expected future cash flow. There is no supplemental risk adjustment made to the expected cash flows. The expected cash flows for each of the asset retirement obligations are discounted using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. The rates used vary between 4.50% and 12.0%.

Cash flow estimates incorporate either assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort, or assumptions developed by internal experts.

While we believe that we have determined the costs for environmental matters likely to be incurred, based on known information, our ongoing efforts to identify potential environmental concerns that may be associated with our former and present operations may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time.

USEFUL LIVES

Our property, plant and equipment are stated at cost less accumulated depreciation, including asset impairment write-down. Interest costs are capitalized for capital projects in excess of $5 million or having a duration in excess of two years. For timber limits and timberlands, depreciation is calculated using the unit of production method. For deferred financing fees, amortization is calculated on the interest method. For all other assets, depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

On a regular basis, we review the estimated useful lives of our property, plant and equipment. Assessing the reasonableness of the estimated useful lives of property, plant and equipment requires judgment and is based on currently available information. During the first quarter of 2007, we reviewed the useful lives of the property, plant and equipment acquired from Domtar Inc. using information obtained from the preliminary fair value and purchase price allocation. The final fair value appraisal and purchase price allocation may have a significant impact on the assigned value to property, plant and equipment and the final estimates of useful lives may have a significant impact on related depreciation expense. Changes in circumstances such as technological advances, changes to our business strategy, changes to our capital strategy or changes in regulation can result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of property, plant and equipment constitute a change in accounting estimate and are dealt with prospectively by amending depreciation rates. A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation rate used to depreciate the group of assets and thus affect depreciation expense as reported in our results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

We review the carrying amount of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. This is accomplished by determining whether projected undiscounted future cash flows from operations exceed the net carrying amount of the assets as of the assessment date (Step I test). Impaired assets are recorded at fair value, determined principally by using discounted future cash flows expected from their use and eventual disposition (Step II test). Estimates of future cash flows and fair value require judgment and may change over time.

GOODWILL AND OTHER INTANGIBLES ASSETS

Goodwill is not amortized and is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it might be impaired. Testing for impairment is accomplished mainly by determining whether the fair value of a reporting unit, based upon discounted cash flows, exceeds the net carrying amount of that reporting unit as of the assessment date. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the sum of the discounted cash flows, a second test must be performed whereby the fair value of the reporting unit goodwill must be estimated to determine if it is less than its net carrying amount. Fair value of goodwill is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit. Other intangible assets with indefinite lives are not amortized, but are also tested for impairment at least annually. The impairment test consists of a comparison of the fair value of the intangible asset to their carrying amount.

PENSION AND OTHER EMPLOYEE FUTURE BENEFIT PLANS

Domtar Corporation contributes to several defined contribution, multi-employer and 401(k) plans. The pension expense under these plans is equal to Domtar’s contribution.

Domtar Corporation also has several defined benefit pension plans covering substantially all employees. In the United States, this includes pension plans that are qualified under the Internal Revenue Code (“qualified”) as well as a plan that provides benefits in addition to those provided under the qualified plans for a select group of employees, which is not qualified under the Internal Revenue Code (“unqualified”). In Canada, plans are registered under the Income Tax Act and under their respective provincial pension acts (“registered”), or plans may provide additional benefits to a select group of employees, and not be registered under the Income Tax Act or provincial pension acts (“non-registered”). The defined benefit plans are generally contributory in Canada and non-contributory in the United States. The pension expense and the obligation related to the defined benefit plans are actuarially determined using management’s most probable assumptions.

We account for pensions in accordance with Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (FAS 158) which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated balance sheet. We account for other employee future benefits in accordance with FAS 158 which requires employers to recognize the overfunded or underfunded status of postretirement plans as an asset or liability in its Consolidated balance sheet with an offsetting amount in accumulated other comprehensive income.

Pension and other employee future benefit assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of compensation increase, health care cost trend rates, mortality rates, employee early retirements and terminations or disabilities. Changes in these assumptions result in actuarial gains or losses which we have elected to amortize over the expected average remaining service life of the active employee group covered by the plans only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the accrued benefit obligation and the market-related value of plan assets as at the beginning of the year.

An expected rate of return on plan assets of 6.2% was considered appropriate by our management for the determination of pension expense for the first quarter of 2007. The expected return on plan assets assumption is based on an analysis of the target asset allocation and expected return by asset class. This rate is adjusted for an equity risk premium and by 0.5% to take into consideration the active investment management of the plan assets.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better.

The assets of the pension plans are held by a number of independent trustees and are accounted for separately in our pension funds. The investment strategy for the assets in the pension plans is to maintain a diversified portfolio of assets, invested in a prudent manner to maintain the security of funds while maximizing returns within the guidelines provided in the investment policy. The Company’s pension funds are not permitted to own any of Domtar’s shares or debt instruments. The target asset allocation is based on the expected duration of the benefit obligation.

INCOME TAXES

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The change in the net deferred tax asset or liability is included in earnings. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which assets and liabilities are expected to be recovered or settled. For these years, a projection of taxable income and an assumption of the ultimate recovery or settlement period for temporary differences are required. The projection of future taxable income is based on management’s best estimate and may vary from actual taxable income.

On a quarterly basis, we assess the need to establish a valuation allowance for deferred tax assets and, if it is deemed more likely than not that our deferred tax assets will not be realized based on these taxable income projections, a valuation allowance is recorded.

Our deferred tax assets are mainly composed of temporary differences related to accounting provisions for acquisitions, restructuring, environmental matters, as well as net operating loss carry forwards. The majority of these accruals are expected to be utilized or paid out over the next five years. Our deferred tax liabilities are mainly composed of temporary differences pertaining to plant, equipment and others. Estimating the ultimate settlement period, given the depreciation rates in effect are based on information as it develops, requires judgment and our best estimates. The reversal of timing differences is expected at future enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense as recorded in our results of operations.

In addition, Canadian and American tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law.

FORWARD-LOOKING STATEMENTS

Some information included in this Quarterly Report may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	the effect of general economic conditions, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products, which may be tied to the relative strength of various U.S. and/or Canadian business segments;

•	product selling prices;

•	energy prices;

•	raw material prices;

•	chemical prices;

•	performance of Domtar Corporation’s manufacturing operations including unexpected maintenance requirements;

•	the successful integration of the Weyerhaeuser Fine Paper Business with Domtar Inc. and the execution of internal performance plans;

•	the ability to realize anticipated cost savings;

•	the ability to integrate acquired businesses into existing operations;

•	the level of competition from domestic and foreign producers;

•	the effect of forestry, land use, environmental and other governmental regulations, and changes in accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors,” in the Company’s Form 10 filed on February 1, 2007.

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this MD&A. Unless specifically required by law, Domtar Corporation assumes no obligation to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our income before income taxes can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS	Estimated Annual Impact On Income Before Income Taxes
(In millions of $, unless otherwise noted)
Each $10/unit change in the selling price of the following products:(1)
Papers	52
Pulp – net position	10
Wood (lumber)	12

Interest rate (1% change in interest rate on our floating rate debt)	8

Foreign exchange (US $0.01 change in relative value to the Canadian dollar before hedging)	11

Energy (2)
Natural gas: $0.25/MMBtu change in price before hedging	4
Crude oil: $1/barrel change in price before hedging	1

(1)	Based on estimated 2007 capacity (ST, ADMT or MFBM).
(2)	Based on estimated 2007 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that Domtar may, from time to time, hedge part of its foreign exchange, pulp, interest rate and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

INTEREST RATE RISK

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents, bank indebtedness, bank credit facility and long-term debt. We may manage this interest rate exposure by the use of derivative instruments such as interest rate swap contracts.

CREDIT RISK

We are exposed to credit risk on the accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit histories before granting credit and conduct regular reviews of existing customers’ credit performance. In addition, we aim to not rely heavily on a small number of significant customers. We buy credit insurance to mitigate part of our exposure to credit risk.

We are also exposed to credit risk in the event of non-performance by counterparties to our financial instruments. We minimize this exposure by entering into contracts with counterparties that we believe are of high credit quality. We usually do not obtain collateral or other security to support financial instruments subject to credit risk. We regularly monitor the credit standing of counterparties.

FOREIGN CURRENCY RISK

In order to reduce the potential negative effects of a fluctuating Canadian dollar, we hedge part of our foreign exchange exposure on anticipated costs denominated in Canadian dollars through the use of options and forward contracts. For hedge contracts meeting the requirement of hedge accounting, resulting gains and losses are recognized when the designated transaction is recognized. If we do not meet the requirements for hedge accounting, we account for these contracts at their fair value with resulting gains and losses being included in our results at each balance sheet date.

PRICE RISK

We are exposed to price risk on purchases and sales. We may hedge a portion of our exposure to price risk associated with purchases of bunker oil or sales of NBSK pulp through the use of derivative cash settled commodity swaps. For hedge contracts meeting the requirement of hedge accounting, resulting gains and losses are recognized when the designated transaction is recognized. If we do not meet the requirements for hedge accounting, we account for these contracts at their fair value with resulting gains and losses being included in our results at each balance sheet date. We may also enter into physical fixed price contracts to fix the price of natural gas for future periods.

ITEM 4.	CONTROLS AND PROCEDURES

Transition to New Public Company

As discussed in detail under the caption “The Transaction” in Note 1 of the financial statements (refer to Part 1, Item 1), on March 7, 2007, we completed a transaction pursuant to which the Company became an independent holding company that, directly or indirectly through our subsidiaries, owns both the Weyerhaeuser Fine Paper Business and Domtar Inc. We are in the process of integrating the procedures and practices we inherited from Weyerhaeuser (with respect to the Weyerhaeuser Fine Paper Business) and from Domtar (with respect to the Domtar business). In connection with the Transaction we entered into a Transition Services Agreement (TSA) with Weyerhaeuser to provide services to us relating to finance and administration, human resources and payroll, and information technology to enable us to manage an orderly transition in the operation of the Weyerhaeuser Fine Paper Business. Pursuant to the TSA, certain financial and accounting information used to complete our financial statements for fiscal 2007, including the interim period ended April 1, 2007, and the comparable period of 2006 was, or will be, prepared by Weyerhaeuser based on Weyerhaeuser systems and controls.

There are many complexities arising from the Transaction that impacted the preparation of our financial information including the timing of the closing of the Transaction late in the first quarter and the related availability of the financial systems and related system conversion, and the allocation of the purchase price of Domtar Inc. to its assets and application of purchase accounting. In addition, in conjunction with the TSA with Weyerhaeuser, additional time was required to obtain certain key information and supporting documentation necessary to complete our review of all financial statement accounts, including the reconciliation of the beginning business unity equity to ending shareholders’ equity, during the preparation of the interim financial statements. Our disclosure controls and procedures include extensive management and senior management review of all financial matters and disclosures before any public filing is made. As a result of the complexities involved in the Transaction, and the additional time required to obtain key financial information, our management and senior management reviews were not completed by the due date of this quarterly report on Form 10-Q. We filed Form 12b-25 with the SEC on May 16, 2007 to disclose the fact that we needed additional time to complete the interim financial statements for the quarter ended April 1, 2007.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was performed, as of April 1, 2007, by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation and due to the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2007, our disclosure controls and procedures were not effective at a reasonable assurance level.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses as of April 1, 2007.

The Company did not maintain effective controls over the completeness and accuracy of financial information produced under the TSA with Weyerhaeuser. Specifically, the Company did not have controls designed and in place to ensure that financial data regarding the Weyerhaeuser Fine Paper Business was complete, accurate, produced on a timely basis and supported with appropriate documentation. Further, the Company did not maintain an appropriate accounting and financial reporting organizational structure, specifically relating to the depth of resources, to be able to ensure that the accounting records being maintained by Weyerhaeuser under the TSA were accurate and complete. The financial data produced under the TSA affects substantially all balance sheet and income statement accounts.

These control deficiencies resulted in adjustments to the April 1, 2007 interim financial statements and a delay in the filing of this Quarterly Report on Form 10-Q. In addition, and until remediated, these control deficiencies could result in a misstatement of substantially all accounts and disclosures which would result in a material misstatement of the Company’s annual or interim financial statements that would not be prevented or detected.

Plan for Remediation of Material Weaknesses

We are in the process of integrating the procedures and practices we inherited from Weyerhaeuser (with respect to the Weyerhaeuser Fine Paper Business) and from Domtar (with respect to the Domtar business). The Company has hired additional professional financial and accounting staff, engaged temporary professional resources to help review the accounting records being prepared under the TSA and is preparing to take over the finance and administration, human resources and payroll, and information technology functions covered by the TSA with Weyerhaeuser. However, while we believe that we have controls designed to be effective, not all have been placed in operation and not all have operated for a sufficient period of time to demonstrate operating effectiveness. The Company will continue to receive services under the TSA for a period of time and, as a result, the circumstances that lead to the untimely filing of our Form 10-Q for the period ended April 1, 2007 may persist for a certain period in 2007 and may have an impact on future filings. We continue to monitor and assess our remediation activities to ensure that the material weaknesses discussed above are remediated as soon as practicable. However, it is unlikely that they will be remediated as of June 30, 2007, the date of our next Quarterly Report on Form 10-Q.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

A.	We are involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, employment and other matters related to former and ongoing operations. We periodically review the status of these proceedings and assess the likelihood of any adverse judgements or outcomes of our litigation matters, as well as analyse probable losses. While we believe that the ultimate disposition of these matters will not have a material adverse effect on our financial condition, an adverse outcome in one or more of the following significant litigations could have a material adverse effect on our results of cash flow in a given quarter or year.

B.	One of our subsidiaries, Domtar Inc., is subject to a motion by Joachim Laferrière Électricien Inc., filed in the Quebec Superior Court on January 9, 2006, for authorization to bring a class action suit against Domtar Inc. and others for alleged damages relating to a conspiracy to fix prices of carbonless sheets during the period of January through December 2000 in the Province of Quebec, Canada. The claim seeks estimated compensatory damages in the amount of $43 million (CAN$50 million) plus estimated exemplary damages in the amount of $1 million to $4 million (CAN$1 million to CAN$4 million). Domtar Inc. is also subject to a motion by McLay & Company Inc. filed in Ontario Superior Court on January 11, 2006 for authorization to bring a class action suit against Domtar Inc. and others, for alleged inflated prices of carbonless sheets paper during the period of October 1999 through September 2000 in the Province of Ontario, Canada. Settlement discussions are ongoing on both motions and provisions have been made based on management’s best estimate based on current information.

C.	On June 12, 2007, an action was commenced by George Weston Limited (“Weston”) in the Superior Court of Justice of the Province of Ontario, Canada against one of our subsidiaries, Domtar Inc. The claim alleges that the consummation of the Transaction triggers an obligation of Domtar Inc. to pay an increase in consideration under the purchase price adjustment contained in the Share Purchase Agreement, dated June 16, 1998 (as amended by Amendment No. 1 thereto, dated July 31, 1998, the “Agreement”) between Weston, Weston Investments Inc., Domtar Inc. and Domtar Industries Inc. pursuant to which Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc., an integrated producer of specialty paper and wood products. The claim seeks a payment of $95 million (CAN$110 million) under the purchase price adjustment provision of the Agreement and additional compensatory damages.

Environment

D.	One of our subsidiaries, Domtar Inc., is or may be a “potentially responsible party” with respect to various hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or similar laws. Domtar Inc. continues to take remedial action under its Care and Control Program, as such sites mostly relate to its former wood preserving operating sites, and a number of operating sites due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and, if and when applicable, the allocation of liability among potentially responsible parties. While we believe that we have determined the costs for environmental matters likely to be incurred based on known information, our ongoing efforts to identify potential environmental concerns that may be associated with our past and present properties will lead to future environmental investigations. These efforts will likely result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time.

E.	An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against one of our subsidiaries, Domtar Inc., and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement (“the Settlement Agreement”) which provides that while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The parties have the contractual right to abandon the Settlement Agreement. The Settlement Agreement does not address all of the plaintiff’s claims that cannot be reasonably determined at this time.

F.	One of our subsidiaries, Domtar Inc., was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the Minnesota Pollution Control Agency (“MPCA”) issued a Request for Response Action (“RFRA”) to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant. The total cost of the likely remediation is estimated to be approximately $90 million. Allocation of responsibility among the parties is ongoing under an agreed final and binding arbitration process which we expect will be determined in the third quarter of 2007.

ITEM 1A.	RISK FACTORS

In the normal course of business, we face risks and uncertainties that in the event of their occurrence, could materially adversely affect our business and financial condition. There have been no significant changes to the risk factors presented in the Company’s Form 10 as filed with the Securities and Exchange Commission on February 1, 2007, except for the following:

A third party has demanded an increase in consideration from the Company under an existing contract in connection with the Transaction.

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have had to pay up to a maximum of $104 million (CAN$120 million), an amount which is gradually declining over a 25-year period. As at April 1, 2007, the maximum amount of the purchase price adjustment was $95 million (CAN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $95 million (CAN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of $95 million (CAN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defence of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

ITEM 6.	EXHIBITS

Exhibit 15.1	Review Report of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP

Exhibit 15.2	Review Report of Independent Registered Public Accounting Firm—KPMG LLP

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: June 15, 2007	By:	/s/ RAZVAN THEODORU
Razvan Theodoru Vice-President and Secretary