Form 10-Q
period 2007-07-01
Domtar CORP
filed 2007-08-13
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

(514) 848-5400

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     YES   ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At July 31, 2007, 463,898,174 shares of the issuer’s voting common stock were outstanding.

TABLE OF CONTENTS

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended July 1, 2007

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Thirteen weeks ended		Twenty-six weeks ended
	July 1 2007	June 25 2006	July 1 2007	June 25 2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$	$	$
Sales	1,620	809	2,671	1,638
Operating expenses
Cost of sales, excluding depreciation and amortization	1,317	711	2,172	1,418
Depreciation and amortization	131	76	209	152
Selling, general and administrative	103	43	150	87
Impairment of goodwill (NOTE 10)	—	—	—	749

	1,551	830	2,531	2,406

Operating income (loss)	69	(21)	140	(768)
Interest expense	47	—	58	—

Income (loss) before income taxes	22	(21)	82	(768)
Income tax expense (recovery) (NOTE 7)	11	(9)	22	(9)

Net income (loss)	11	(12)	60	(759)

Per common share (in dollars) (NOTE 5)
Net income (loss)
Basic	0.02	(0.04)	0.14	(2.67)
Diluted	0.02	(0.04)	0.14	(2.67)
Weighted average number of common shares outstanding (millions)
Basic	515.2	284.1	431.7	284.1
Diluted	516.3	284.1	432.3	284.1

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	As at
	July 1 2007	December 31 2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	80	1
Receivables, less allowances of $9 and $2 (NOTE 8)	528	340
Inventories (NOTE 9)	1,004	520
Prepaid expenses	27	6
Income and other taxes receivable	9	—
Deferred income taxes	61	22

Total current assets	1,709	889
Property, plant and equipment, at cost	9,751	6,696
Accumulated depreciation	(3,857)	(3,631)

Net property, plant and equipment	5,894	3,065
Goodwill (NOTE 10)	134	14
Intangible assets, net of amortization	29	—
Other assets (NOTE 11)	123	30

Total assets	7,889	3,998

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	74	—
Trade and other payables	708	250
Income and other taxes payable	37	6
Long-term debt due within one year (NOTE 13)	19	12

Total current liabilities	838	268
Long-term debt (NOTE 13)	2,425	32
Deferred income taxes	1,093	758
Other liabilities and deferred credits (NOTE 14)	439	25
Commitments and contingencies (NOTE 16)
Shareholders’ equity
Business Unit equity	—	2,852
Common stock (NOTE 15)	5	—
Exchangeable shares (NOTE 15)	362	—
Additional paid-in capital	2,478	—
Retained earnings	37	—
Accumulated other comprehensive income	212	63

Total shareholders’ equity	3,094	2,915

Total liabilities and shareholders’ equity	7,889	3,998

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Business unit equity	Additional paid in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
(In millions of US dollars, unless otherwise noted)	(Unaudited)
		$	$	$	$	$	$	$
Balance as at December 31, 2006	—	—	—	2,852	—	—	63	2,915
Contribution of Weyerhaeuser fine paper business to Domtar Corporation	284.1	3	—	—	—	—	—	3
Net income to March 6, 2007	—	—	—	23	—	—	—	23
Distribution to Weyerhaeuser Co prior to March 7, 2007	—	—	—	(1,431)		—	—	(1,431)
Acquisition of Domtar Inc.	230.9	2	500	—	1,032	—	—	1,534
Post closing adjustments (NOTE 1)	—	—	—	(138)	—	—	5	(133)
Transfer of business unit equity	—	—	—	(1,306)	1,306	—	—	—
Conversion of exchangeable shares	—	—	(138)	—	138	—	—	—
Issuance of common shares	0.2	—	—	—	2	—	—	2
Net income from March 7 to July 1, 2007 (NOTE 1)	—	—	—	—	—	37	—	37
Foreign currency translation adjustments	—	—	—	—	—	—	140	140
Losses and prior service cost related to pension and postretirement benefit plans	—	—	—	—	—	—	4	4

Balance as at July 1, 2007	515.2	5	362	—	2,478	37	212	3,094

COMPREHENSIVE INCOME

	Thirteen weeks ended		Twenty-six weeks ended
	July 1 2007	June 25 2006	July 1 2007	June 25 2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$	$	$
Net income (loss)	11	(12)	60	(759)
Other comprehensive income (loss)
Foreign currency translation adjustments	136	11	140	26
Losses and prior service cost related to pension and postretirement benefit plans	4	—	4	—
Net change in cash flow fair value adjustments, net of tax	—	(4)	—	(13)

Comprehensive income (loss)	151	(5)	204	(746)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen weeks ended		Twenty-six weeks ended
	July 1 2007	June 25 2006	July 1 2007	June 25 2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$	$	$
Operating activities
Net income (loss)	11	(12)	60	(759)
Adjustments to reconcile income to cash flows from operating activities
Depreciation and amortization	131	76	209	152
Deferred income taxes	(4)	2	(15)	2
Impairment of goodwill	—	—	—	749
Other	—	—	1	—
Changes in assets and liabilities, net of effects of acquisition
Receivables	39	20	(56)	(1)
Inventories	9	44	17	63
Prepaid expenses	(2)	(3)	(7)	(7)
Trade and other payables	(1)	(12)	45	(17)
Income and other taxes	9	—	31	—
Other assets and other liabilities	(3)	(4)	(5)	—

Cash flows provided from operating activities	189	111	280	182

Investing activities
Additions to property, plant and equipment	(32)	(20)	(46)	(41)
Proceeds from disposals of property, plant and equipment	22	—	22	—
Business acquisitions – cash acquired	—	—	573	—
Other	(4)	—	(4)	—

Cash flows provided from (used for) investing activities	(14)	(20)	545	(41)

Financing activities
Change in bank indebtedness	(23)	—	(3)	—
Repayment of revolving bank credit	(90)	—	—	—
Issuance of short-term debt	—	—	1,350	—
Issuance of long-term debt	—	—	800	—
Repayment of short-term debt	—	—	(1,350)	—
Repayment of long-term debt	(81)	(2)	(81)	(3)
Debt issue costs	—	—	(24)	—
Distribution to Weyerhaeuser prior to March 7, 2007	—	(88)	(1,431)	(137)
Other	(4)	—	(5)	—

Cash flows used for financing activities	(198)	(90)	(744)	(140)

Net increase (decrease) in cash and cash equivalents	(23)	1	81	1
Translation adjustments related to cash and cash equivalents	(7)	—	(2)	—
Cash and cash equivalents at beginning of period	110	1	1	1

Cash and cash equivalents at end of period	80	2	80	2

Supplemental cash flow information
Net cash payments for:
Interest	43	—	43	—
Income taxes	18	—	21	—

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

The Business Unit consists of pulp and paper mills, converting operations, sawmills, forest management licenses and related assets. These facilities are principally engaged in the harvesting of timber and the manufacture, distribution and sale of paper, pulp, and forest products, including softwood lumber.

Although Weyerhaeuser Company does not have a continuing proprietary interest in Domtar Corporation, the Company entered into several agreements with Weyerhaeuser Company and/or certain of its subsidiaries in connection with the Transaction, including a tax sharing agreement, an intellectual property licensing agreement, a transition services agreement, fiber and pulp supply agreements and site services agreements. These agreements enable the Company to continue to operate the Business Unit efficiently following the completion of the Transaction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The Contribution constituted a transfer of net assets between entities under common control, and as a result, the Company reports the accounts of the Business Unit at their historical cost or carry over basis as of the date of the Contribution. The agreements giving effect to the spin-off of the Weyerhaeuser Fine Paper Business, provide for various post-closing transaction adjustments and the resolution of outstanding matters, which are expected to be addressed by the parties during 2007. The post-closing adjustments made were as follows: $41 million increase in long term liabilities and decrease in Business Unit Equity related to the recognition of post-retirement benefit obligations that were assumed as part of the Transaction but were not reflected in the historical carve out financial statements of the Weyerhaeuser Fine Paper Business; assumed $48 million increase in deferred tax liabilities and decrease in Business Unit Equity related to the contribution of Canadian assets with a tax basis that was different Post-Transaction than was assumed in the carve out financial statements; $44 million decrease in property plant and equipment related to differences in the carve out basis of shared assets versus the basis of assets actually transferred in the transaction. Certain balance sheet matters remain under discussion with Weyerhaeuser. Resolution of these discussions may lead to an adjustment to Business Unit Equity or results of operations.

The combination of Domtar Inc. with the Company constituted, for accounting purposes, the acquisition of Domtar Inc. by Domtar Corporation and, as a result, the Company reports the results of Domtar Inc. starting on March 7, 2007.

For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the surviving entity following the Transaction and, as a result, the Company is required to present historical financial statements as though it owned only the Weyerhaeuser Fine Paper Business and not Domtar Inc. Because the Company was a shell company with no operations and substantially no assets, the “Predecessor” financial statements are those of the Business Unit. Accordingly, the results reported for the twenty-six weeks ended June 25, 2006 include only the results of operations of the Predecessor for the entire period and the results reported for the twenty-six weeks ended July 1, 2007 include the results of operations of the Predecessor for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to July 1, 2007.

The accompanying unaudited interim consolidated financials statements of the Company, prepared in accordance with the applicable rules of the Securities and Exchange Commission, contain all adjustments necessary to present fairly Domtar Corporation’s financial position as at July 1, 2007 and as at December 31, 2006 as well as its results of operations and its cash flows for the thirteen and twenty-six week periods ended July 1, 2007 and June 25, 2006. While management believes that the disclosures presented are adequate, these unaudited interim consolidated financial statements and notes do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for annual financial statements. Additional information is contained in the Predecessor annual combined financial statements and notes, filed on Form 8-K/A on June 22, 2007.

To conform with the basis of presentation adopted in the current period, certain figures previously reported have been reclassified. For purposes of comparability between periods as well as ease of readability, the Predecessor financial statements included herein have been renamed to conform to the conventions used for the July 1, 2007 interim financial statements including the reference to “consolidated financial statements”.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

The combined statements of operations for the Business Unit include allocations of certain costs from Weyerhaeuser directly related to the operations of the Business Unit, including an apportionment of certain centralized general and administrative costs for accounting, human resources, purchasing, information systems, transaction services, payroll processing costs, legal fees and other overhead costs. These centralized costs were allocated to the Business Unit using a three-part apportionment factor based on relative headcount, assets and certain revenue. Weyerhaeuser pension and post-retirement benefits expense was allocated based on relative salaried headcount, with the exception of pension expense of four Canadian pension plans related solely to the Business Unit which are directly included in the combined statements of operations.

Management believes the methodology applied for the allocation of these costs is reasonable. Except for an immaterial amount of interest on capital leases and debt that was assumed by the Company, interest expense has not been allocated to the Business Unit.

Certain of the Business Unit’s working capital assets and liabilities were common assets and liabilities shared with Weyerhaeuser facilities not part of the Business Unit. Allocations were performed in order to reflect the appropriate portion of each asset and liability in the accounts of the Business Unit. The allocations were based on third party sales percentages, headcount percentages or a three-part apportionment factor based on relative headcount, assets and certain revenue. Goodwill is allocated based on relative fair value. Management believes the methodology used for the asset and liability allocations is reasonable.

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

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain domestic raw materials, in process and finished goods inventories. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are costed at either the first-in, first-out (“FIFO”) or average cost methods.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation including asset impairment write-downs. Interest costs are capitalized for capital projects in excess of $5 million or having a duration in excess of two years. For timber limits and timberlands, amortization is calculated using the unit of production method. For all other assets, amortization is calculated using the straight-line method over the estimated useful lives of the assets. Buildings are amortized over periods of 10 to 40 years and machinery and equipment over periods of 3 to 20 years. The depreciation expense is reported net of the amount of the amortization of deferred credits related to property, plant and equipment. No depreciation is recorded on assets under construction.

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

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

DERIVATIVE INSTRUMENTS

Derivative instruments are contracts that require or provide an option to exchange cash flows or payments determined by applying certain rates, indices or changes therein to notional contract amounts. Derivative instruments are utilized by Domtar Corporation in the management of its foreign currency, price risk on certain purchases and sales and interest rate exposures.

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

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

OTHER EMPLOYEE FUTURE BENEFIT PLANS

Domtar Corporation recognizes the overfunded or underfunded status of other post-retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position. These benefits, which are funded by Domtar Corporation as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. Domtar Corporation amortizes the cumulative net actuarial gains and losses in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 15 years of the active employee group covered by the plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT TAX CREDITS

Investment tax credits are recognized in earnings as a reduction of income tax expenses when Domtar Corporation has made the qualifying expenditures and has a reasonable assurance that the credits will be realized.

GUARANTEES

A guarantee is a contract or an indemnification agreement that contingently requires Domtar Corporation to make payments to the other party of the contract or agreement, based on changes in an underlying item that is related to an asset, a liability or an equity security of the other party or on a third party’s failure to perform under an obligating agreement. It could also be an indirect guarantee of the indebtedness of another party, even though the payment to the other party may not be based on changes in an underlying item that is related to an asset, a liability or an equity security of the other party. Guarantees are accounted for at fair value.

NOTE 2. ACCOUNTING CHANGES

ACCOUNTING FOR PLANNED MAJOR MAINTENANCE

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the previously acceptable accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The three accounting methods permitted under the Staff Position are: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. On January 1, 2007 the Company adopted retroactively with retrospective adjustment of prior periods the direct expensing method. The Company previously used the accrue-in-advance method for interim periods. The adoption of this Staff Position had no significant impact on the annual consolidated financial statements.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2. ACCOUNTING CHANGES (CONTINUED)

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

NOTE 3. BUSINESS COMBINATION

As discussed in Note 1, on March 7, 2007, Domtar Corporation completed the Transaction to combine the Weyerhaeuser Fine Paper Business with Domtar Inc. Under the Transaction, Domtar Corporation issued 155,947,307 common stock and 75,004,303 exchangeable shares to acquire Domtar Inc. Domtar Inc. is an integrated manufacturer of uncoated freesheet in North America with four pulp and paper mills in Canada and five in the United States. This Transaction was considered, for accounting purposes, as the acquisition of Domtar Inc. by Domtar Corporation and has been accounted for using the purchase method. Accordingly, the purchase price is based upon the estimated fair value of Domtar Corporation common stock issued plus acquisition costs directly related to the Transaction. Since no quoted market price existed for the shares of the Company’s common stock, the purchase price is based on the fair value of the net assets acquired on August 23, 2006, the date on which the terms of the Transaction were agreed to and announced. The fair value of Domtar Inc. common shares of $6.63 per share used in the calculation of the purchase price is based upon the average closing price of Domtar Inc. common shares on the Toronto Stock Exchange for the five trading days beginning August 21, 2006 and ended August 25, 2006, converted at the average daily foreign exchange rate of the Bank of Canada. The number of outstanding Domtar Inc. common shares used in the calculation of the fair value is based on the same periods.

The following table summarizes the components of the total purchase price (in millions of dollars):

(Unaudited)
$
231,436,850 common shares of Domtar Inc. outstanding at an average closing price of $6.63 per share	1,534

Direct acquisition costs	28

Estimated total purchase price, net of assumed debt	1,562

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

The Company has refined its preliminary purchase price allocation in the second quarter of 2007 to reflect, amongst other things, the impact of the restructuring measures described in Note 12 and to refine the fair values of the assets acquired and the liabilities assumed of its wood business. The Company has assumed an agreement in principle to sell substantially all of its Wood business as described in Note 19. As a result, the fair value allocated to inventories was decreased by $7 million, the fair value of property, plant and equipment was increased by $80 million, the fair value of trade and other payables was increased by $18 million, the fair value of other liabilities and deferred credits was increased by $5 million and the fair value of deferred income tax liability – non current was increased by $13 million. This resulted in a $37 million decrease in goodwill.

The table below illustrates the preliminary purchase price allocation, as adjusted:

(Unaudited)
(In millions of US dollars)	$
Fair value of net assets acquired at the date of acquisition
Cash and cash equivalents	573
Receivables	166
Inventories	495
Prepaid expenses	12
Income and other taxes receivable	7
Deferred income taxes – current	18
Property, plant and equipment	2,822
Intangible assets	29
Deferred income tax assets – non-current	107
Goodwill	106
Other assets	60

Total assets	4,395

Less: Liabilities
Bank indebtedness	67
Trade and other payables	388
Income and other taxes payable	15
Long-term debt due within one year	1
Long-term debt	1,660
Deferred income tax liability – non-current	363
Other liabilities and deferred credits	311
Minority interests	28

Total liabilities	2,833

Fair value of net assets acquired at the date of acquisition	1,562

The two main components of the preliminary intangible asset amount are $10 million for customer relationships and $19 million for favorable natural gas contracts. The customer relationships have estimated useful life of 5 years and the natural gas contracts will be amortized over a period of 3 years.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. BUSINESS COMBINATION (CONTINUED)

The following unaudited pro forma information for the thirteen weeks ended July 1, 2007, the twenty six weeks ended July 1, 2007, the thirteen weeks ended June 25, 2006 and the twenty six weeks ended June 25, 2006 presents a summary of consolidated results of operations of the Company as if the combination had occurred at the beginning of the respective fiscal periods. These pro forma results have been prepared for comparative purpose only.

	Thirteen weeks ended		Twenty-six weeks ended
	July 1 2007	June 25 2006	July 1 2007	June 25 2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$	$	$
Sales	1,620	1,679	3,244	3,387
Operating expenses, excluding depreciation and amortization	1,421	1,559	2,865	3,893
Depreciation and amortization	133	122	248	243

Operating income (loss) from continuing operations	66	(2)	131	(749)
Income (loss) from continuing operations before income taxes	19	(52)	42	(842)
Net income (loss) from continuing operations applicable to common stock	8	(36)	27	(808)

Basic income (loss) per share	0.02	(0.07)	0.05	(1.57)

Diluted income (loss) per share	0.02	(0.07)	0.05	(1.57)

Basic weighted average number of common shares outstanding (millions)	515.1	515.1	515.1	515.1

Diluted weighted average number of common shares outstanding (millions)	515.1	515.1	515.1	515.1

The above includes a charge of $749 million for the impairment of goodwill in the first quarter of 2006, not deductible for tax. The above also includes a charge of $29 million for transaction related costs of Domtar Inc. incurred in the first quarter of 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION

Changes in the number of options outstanding were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
	Unaudited
		$		$
Outstanding as at January 1, 2007	—	—
Exchanged pursuant to the Transaction	4,869,502	7.33
Granted	615,900	10.64
Exercised	(247,157)	8.04
Cancelled	(28,829)	8.04

Outstanding as at July 1, 2007	5,209,416	7.68	5.3	16

Options exercisable as at July 1, 2007	2,072,201	8.84	3.8	6

2007 OMNIBUS STOCK INCENTIVE PLAN

Under the Omnibus Stock Incentive Plan (the “Omnibus Plan”), the Company may award to executives and other key employees non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance conditioned restricted stock units, performance shares, deferred share units and other stock-based awards. A total of 20,000,000 common shares are reserved for issuance in connection with awards granted under the Omnibus Plan. Unless otherwise determined at the time of the grant, time-based awards vest in approximately equal installments over four years beginning on the first anniversary of the grant date and performance-based awards vest based on achievement of pre-determined performance goals over performance periods of three years. Awards may be subject to both performance and time-based vesting. The Company may accelerate the vesting of an award at any time.

The exercise price of options and stock appreciation rights is equal to the closing price per share of the Company’s common stock on the New York Stock Exchange on the date of grant.

During the second quarter of 2007, the Company granted awards under the Omnibus Plan as follows:

Performance Conditioned Restricted Stock Units (“PCRSUS”)

On June 27, 2007, the Company granted 1,381,100 PCRSUs, having a weighted average grant date fair value of $10.44 and a weighted average remaining contractual life of approximately 2 years as of July 1, 2007. Each PCRSU is equivalent in value to one common share and is subject to service, performance and market conditions. The PCSRUs time-vest over the period beginning on the grant date and ending on December 31, 2009.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

As of July 1, 2007, none of the performance and market conditions were met.

For the thirteen and twenty-six weeks ended July 1, 2007, compensation expense relating to PCSRUs recognized in the Company’s results of operations was not significant. Compensation cost related to nonvested PCRSUs not yet recognized amounted to approximately $14 million as of July 1, 2007 and will be recognized over the remaining service period.

Restricted Stock Units (“RSUs”)

On June 27, 2007, the Company granted 818,250 RSUs having a weighted average grant date fair value of $10.64 and a weighted average remaining contractual life of approximately 2 years as of July 1, 2007. The Company will deliver one share of common stock in settlement of each outstanding RSU that has vested in January of the fiscal year following the employee’s termination of employment (see discussion below). The RSUs cliff vest up to February 28, 2010 and are subject to service conditions.

For the thirteen and twenty-six weeks ended July 1, 2007, compensation expense relating to RSUs recognized in the Company’s results of operations was not significant. Compensation cost related to nonvested RSUs not yet recognized amounted to approximately $9 million as of July 1, 2007 and will be recognized over the remaining service period.

Non-qualified Stock Options

On June 27, 2007, the Company granted 615,900 stock options, having a weighted average exercise price of $10.64 and grant date fair value of $2.88. The weighted average remaining contractual life is approximately 2 years as of July 1, 2007. The stock options are exercisable if certain market conditions are met in addition to a service period. The stock options vest equally over a period of 3 years from the date of grant except for the June 27, 2007 grant which vests equally on February 28, 2008, 2009 and 2010.

The fair value of the stock options granted was estimated at the date of grant using an option pricing model that incorporated the market conditions as well as the following weighted average assumptions:

(Unaudited)
Dividend yield	0.00%
Expected volatlity	30.00%
Risk-free interest rate	5.05%
Expected life	4 years

For the thirteen and twenty-six weeks ended July 1, 2007, the total compensation expense recognized in the Company’s results of operations was not significant in connection with the non-qualified stock option plans. Compensation cost not yet recognized related to nonvested stock options amounted to approximately $2 million as of July 1, 2007 and will be recognized over the remaining service period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

TERMINATION OF EMPLOYMENT

Upon a termination due to death, time-based awards vest in full and performance-based awards vest at target levels, and options and stock appreciation rights remain exercisable for one year. Upon a termination due to disability, time-based awards vest in full and performance-based awards continue to vest in accordance with the original vesting schedule, and options and stock appreciation rights remain exercisable for one year. Upon retirement, a pro rated portion of time-based awards vest and a pro rated portion of performance-based awards continue to vest based on actual performance during the applicable performance period, and all awards remain outstanding for 5 years. Upon a termination for cause or a voluntary termination by a plan participant, all awards, including vested but unexercised awards, are forfeited without payment. Upon an involuntary termination for any reason other than cause, vested awards remain outstanding for 90 days and unvested awards are forfeited.

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

CLAWBACK FOR FINANCIAL REPORTING MISCONDUCT

If a participant in the Omnibus Plan knowingly engages in financial reporting misconduct or such misconduct results from the participant’s gross negligence, then all awards and gains from the exercise of options or stock appreciation rights in the 12 months prior to the date the misleading financial statements were issued as well as any awards that vested based on the misleading financial statements will be disgorged to the Company.

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

Awards were made under these plans in connection with the consummation of the Transaction only to those employees who elected to exchange their prior Weyerhaeuser plan awards for the Company’s equity awards.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

On March 7, 2007, 220,798 common shares were acquired and are held in trust in exchange for the former Weyerhaeuser Restricted Stock Units (RSUs).

For the thirteen and twenty-six weeks ended July 1, 2007, the total expense recognized in the Company’s results of operations related to these equity plans is not significant. No new awards have been or will be made under any of the replacement equity plans.

REPLACEMENT OF DOMTAR INC. EQUITY AWARDS

Options granted to Domtar Inc. employees, whether vested or unvested, were exchanged on the same terms and conditions for options to purchase a number of shares of common stock of Domtar Corporation equal to the number of Domtar Inc.’s common shares or a number of shares of Domtar Corporation common stock that would provide the equivalent value to the Domtar Inc. common shares determined using the Black-Scholes option-pricing model, depending if the exercise price was higher, equal or less than the market value at the time of the exchange.

Each outstanding award of restricted Domtar Inc. common shares was exchanged on a one-for-one basis, and on the same terms and conditions as applied to Domtar Inc. restricted share awards, for awards of restricted shares of the Company’s common shares. On March 7, 2007, 654,935 common shares were acquired and were held in trust in exchange for the former Domtar Inc. restricted awards.

Each outstanding grant of deferred share units (DSUs) with respect to Domtar Inc. common shares were exchanged on a one-for-one basis, on the same terms and conditions as applied to the Domtar Inc. deferred share units, for deferred share units with respect to shares of the Company’s common stock. On March 7, 2007, 351,718 DSUs and 45,815 DSUs were issued to outside directors and executives, respectively, in exchange for Domtar Inc. DSUs. During the second quarter, 131,573 DSUs were exercised (including 24,686 DSUs settled in cash) by the outside directors. As at July 1, 2007, 220,145 DSUs are outstanding for the outside directors and 45,815 for the executives.

For the thirteen and twenty-six weeks ended July 1, 2007, the total expense recognized in the Company’s results of operations related to these equity awards is not significant. No new awards have been or will be made under any of these equity plans.

Changes in the number of Stock Appreciation Rights (SARs) of the Company outstanding were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
	Unaudited
		$		$
Outstanding as at January 1, 2007	—	—
Exchanged pursuant to the Transaction	195,395	6.58

Outstanding as at July 1, 2007	195,395	6.58	8.0	1

SARs exercisable as at July 1, 2007	14,644	6.27	7.3	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

FAIR VALUE

The fair value of each replacement stock option and SAR award was estimated on the date of grant which under the circumstances is being considered the date of the replacement of awards, using a Black-Scholes based option valuation model that uses the weighted-average assumptions noted in the following table. Expected volatility was based on implied volatilities from traded options on the Company’s stock or similar companies, historical volatility of the Company’s stock or similar companies, and other factors. The Company used historical data of Weyerhaeuser and Domtar Inc. to estimate option exercise and employee termination within the valuation model. The risk-free rate for periods within the contractual life of the option was based on the United States Treasury yield curve for the former Weyerhaeuser stock options and SARs and on zero coupon Canada government bonds for the former Domtar Inc. stock options over a period matching the expected term in effect at the time of grant.

(Unaudited)
Risk-free interest rate	4.0% to 5.0%
Annual dividends per shares (in dollars)	—
Expected life	6.1
Volatility	35.0%
Estimated realization percentage of performance-based options	56.2%
Weighted average fair value of options granted during the period (in dollars per option)	$3.27

NOTE 5. EARNINGS (LOSS) PER SHARE

The following table provides the reconciliation between basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Twenty-six weeks ended
	July 1	June 25	July 1	June 25
	2007	2006	2007	2006
	(Unaudited)
	$	$	$	$
Net earnings (loss)	11	(12)	60	(759)
Weighted average number of common and exchangeable shares outstanding (millions)	515.2	284.1	431.7	284.1
Effect of dilutive securities (millions)	1.1	—	0.6	—

Weighted average number of diluted common and exchangeable shares outstanding (millions)	516.3	284.1	432.3	284.1

Basic net income (loss) per share (in dollars)	0.02	(0.04)	0.14	(2.67)
Diluted net income (loss) per share (in dollars)	0.02	(0.04)	0.14	(2.67)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. EARNINGS (LOSS) PER SHARE (CONTINUED)

The following table includes the potential maximum awards of certain performance-based awards that were not included in the computation of diluted income per share for 2007 due to performance targets not being satisfied at the end of the period:

	July 1 2007	June 25 2006
	(Unaudited)
Performance-based awards	3,738,479	—

The calculation of earnings per common share for the thirteen weeks ended July 1, 2007 is based on the weighted-average number of Domtar Corporation common stock outstanding during the period. The calculation for diluted earnings per common share for the thirteen weeks ended July 1, 2007 recognizes the effect of all potential dilutive common stock that were outstanding immediately after the Contribution on March 5, 2007.

Prior to the Transaction, Domtar Corporation did not have publicly traded common stock or stock options outstanding. The weighted average number of common stock of Domtar Corporation outstanding for the thirteen weeks and the twenty-six weeks ended July 1, 2007 assumes that all such common stock outstanding immediately after the Contribution but before the acquisition of Domtar Inc. were outstanding since January 1, 2007. The effect of dilutive securities for the thirteen weeks and the twenty-six weeks ended July 1, 2007 assumes that stock options of Domtar Corporation were outstanding immediately after the Contribution on March 5, 2007.

The weighted average number of shares of Domtar Corporation common stock outstanding for the thirteen weeks and the twenty-six weeks ended June 25, 2006 assumes that all such common stock outstanding immediately after the contribution of the Business Unit but before the acquisition of Domtar Inc. were outstanding since December 26, 2005. The effect of dilutive securities for the twenty-six weeks ended June 25, 2006 assumes that stock options of Domtar Corporation were outstanding immediately after the Contribution on March 5, 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER EMPLOYEE FUTURE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

As part of the acquisition of Domtar Inc., the Company now has several additional defined contribution, multi-employer and 401(k) plans. The incremental pension expense under these new plans is $2.4 million and $3.9 million for the thirteen and twenty-six weeks ended July 1, 2007, in addition to the expense of $0.8 million ($0.7 million in the first quarter) for the existing plan.

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

Components of Net Periodic Benefit Cost	Thirteen weeks ended July 1 2007		Twenty-six weeks ended July 1 2007
	(Unaudited)
	Pension plans	Other employee future benefit plans	Pension plans	Other employee future benefit plans
	$	$	$	$
Service cost for the period	12	1	17	2
Interest expense	21	2	30	3
Expected return on plan assets	(24)	—	(37)	—
Amortization of prior year service costs	—	—	1	—

Cost arising during the period	9	3	11	5

The Company contributed $37 million and $43 million for the thirteen and twenty-six weeks ended July 1, 2007 to the pension plans. The Company also contributed $1 million and $2 million for the thirteen and twenty-six weeks ended July 1, 2007 to the other employee future benefit plans. In conjunction with a partial wind-up declared in 2006 related to the pension plans of Domtar Inc, an estimated amount of $218 million of plan assets and liabilities is expected to be settled from the pension funds in 2007. The Company will be required to make an augmented contribution to the plan in that year in the amount of approximately $39 million. This amount will not have an impact on the expense of the period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 had no significant impact on the consolidated financial statements of the Company.

As at July 1, 2007, the Company had unrecognized tax benefits of $31 million. If recognized, these tax benefits would impact the effective tax rate or the goodwill. The Company does not expect a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Company and its subsidiaries file U.S. federal income tax returns as well as returns in various state and foreign jurisdictions. As at July 1, 2007, the Company’s subsidiaries may be subject to U.S. and Canadian federal income tax examinations for the tax years 2002 through 2006, with years prior to 2003 being closed from a cash tax liability standpoint in the U.S. In addition, the Company’s subsidiaries are undergoing tax audits in various state and foreign jurisdictions for the years 2000 to 2006. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations, financial condition or liquidity.

During the second quarter, the Company reversed $2 million of interest expense related to uncertain tax positions following the receipt by Domtar Inc. of a notice of assessment from a Canadian tax authority. The reversal was applied against goodwill since the assessment was related to a tax year prior the acquisition of Domtar Inc. by Domtar Corporation.

During the second quarter, the Company has provided current income taxes under APB No. 23, “Accounting for Income Taxes – Special Areas,” (“APB23”) for the presumed repatriation to the United States of earnings from all non-U.S. subsidiaries and unconsolidated affiliates. As such, the Company has recorded an amount of $4 million for U.S withholding taxes payable on future distributions from the U.S subsidiaries to the ultimate parent company.

TAX ATTRIBUTES

As a result of the Transaction, the Company has inherited federal net operating loss carry forwards and scientific research and experimental development expenditures not previously deducted of approximately of $1,147 million ($603 million in Canada and $544 million in the U.S).

FIRST QUARTER ADJUSTMENTS

The first quarter 2007 income tax expense included an out-of-period adjustment which decreased the expense by approximately $6 million. This out-of-period adjustment is the result of an omission to account for a change in Canadian federal tax rates which occurred in the second quarter of 2006. The Company’s management has concluded, through a quantitative and qualitative analysis, that this adjustment is not material to the first quarter of 2007 or to the prior periods affected and, therefore, financial information for 2006 has not been restated.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. INCOME TAXES (CONTINUED)

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

NOTE 8. RECEIVABLES

RECEIVABLES SECURITIZATION

In conjunction with the Transaction, the Company retained Domtar Inc.’s receivable securitization program. The Company uses securitization of its receivables as a source of financing by reducing its working capital requirements. The Company’s securitization program consists of the sale of receivables, or the sale of a senior beneficial interest in them, to a special purpose trust managed by a financial institution for multiple sellers of receivables. The agreement governing the Company receivables securitization program normally allows the daily sale of new receivables to replace those that have been collected. The agreement also limits the cash that can be received from the sale of the senior beneficial interest. The subordinated interest retained by the Company is included in “Receivables” and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

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

As at July 1, 2007, the senior beneficial interest in receivables held by third parties amounted to $130 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INVENTORIES

	July 1 2007	December 31 2006
	(Unaudited)
	$	$
Work in process and finished goods	601	335
Raw materials and operating and maintenance supplies	403	185

Balance at end of period	1,004	520

NOTE 10. GOODWILL

The carrying value of goodwill and changes in the carrying value are as follows:

	July 1 2007	December 31 2006
	(Unaudited)
	$	$
Beginning of period	14	763
Impairment of goodwill	—	(749)
Business acquisition (NOTE 3)	120	—

End of period	134	14

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11. OTHER ASSETS

	July 1 2007	December 31 2006
	(Unaudited)
	$	$
Pension asset – defined benefit pension plans	54	16
Unamortized debt issue costs	22	—
Deferred income tax assets	28	—
Investments and advances	11	—
Other	8	14

	123	30

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12. CLOSURE AND RESTRUCTURING COSTS

On July 31, 2007, Domtar Corporation announced that it will permanently close two paper machines, one at its Woodland, Maine paper mill and another at its Port Edwards, Wisconsin paper mill as well as its Gatineau, Quebec paper mill and its converting center in Ottawa, Ontario. In total, these closures will result in the permanent curtailment of approximately 284,000 tons of paper capacity per year and will affect approximately 430 employees.

The closure and restructuring cost provision identified below relates to operations and activities of Domtar Inc., which was acquired by Domtar Corporation on March 7, 2007, and was part of a plan that had begun to be assessed and formulated by management at that date. As a result, these costs represent assumed liabilities and costs incurred as of the acquisition date and were treated as part of the purchase price allocation in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These closures also impacted the fair value of certain property, plant and equipment as part of the Domtar Inc. purchase price allocation as described in Note 3.

At July 1, 2007, the closure and restructuring cost provision related to the above plan was $20 million, related entirely to the Papers segment.

The following table provides the components of closure and restructuring cost provisions:

	As at
	July 1 2007	June 25 2006
	(Unaudited)
	$	$
Labor costs	13	8
Environmental liabilities	5	1
Contract termination costs	2	3

Balance, end of period	20	12

Further costs related to the above closures expected to be incurred over 2007 and 2008 include $1 million for training, relocation and outplacement costs. These costs will be expensed as incurred.

Closure and restructuring costs are based on management’s best estimates as at July 1, 2007. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13. LONG-TERM DEBT

	Maturity	Nominal Amount	Currency	July 1 2007	December 31 2006
				(Unaudited)
				$	$
Unsecured debentures and notes
10% Debentures	2011	82	CDN	86	—
7.875% Notes	2011	600	US	634	—
5.375% Notes	2013	350	US	321	—
7.125% Notes	2015	400	US	398	—
9.5% Notes	2016	125	US	139	—
10.85% Debentures	2017	75	CDN	86	—
Secured term loan facility	2014		US	720	—
Capital lease obligations	2007 - 2028			48	39
Other				12	5

				2,444	44
Less: Due within one year				19	12

Balance at end of period				2,425	32

Principal long-term debt repayments, including capital lease obligations, in each of the next five years amounted to:

	Long-term debt	Capital leases
	(Unaudited)
	$	$
2008	13	10
2009	8	9
2010	10	9
2011	8	6
2012	686	4
Thereafter	1,630	27

	2,355	65
Less: Amounts representing interest	—	(17)

Total payments, excluding the fair value increment of $41 million	2,355	48

UNSECURED DEBENTURES AND NOTES

The 10% and 10.85% debentures each have purchase fund requirements, whereby the Company undertakes to make all reasonable efforts to purchase quarterly, for cancellation, a portion of the aggregate principal amount of the debentures at prices not exceeding par.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13. LONG-TERM DEBT (CONTINUED)

BANK FACILITY

On March 7, 2007, the Company entered into a new credit agreement, which consists of a seven-year senior secured Term loan B facility of $800 million and a five-year senior secured $750 million revolving secured loan facility. Borrowings by the Company and Domtar Paper Company LLC (the U.S. borrowers) under the senior revolving credit facility will make available in U.S. dollars and borrowings by Domtar Inc. under the senior revolving credit facility will be made available in U.S. dollars and/or Canadian dollars and limited to $150 million (or the Canadian equivalent thereof). Upon the closing of the Transactions, the Company borrowed $800 million under the Term loan B facility and $60 million under the revolving loan facility. The borrowing proceeds from the new credit facility, combined with cash on hand that was advanced from Domtar Inc., served mainly to repay a temporary borrowing of $1.35 billion incurred by the Company as part of the Transaction. The Term loan B facility amortizes in nominal quarterly installments (not exceeding one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date.

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

As at July 1, 2007, there was no drawing under the revolving credit facility and no borrowings outstanding in the form of overdraft. In addition, as at July 1, 2007, the Company had outstanding letters of credit pursuant to this bank credit for an amount of $49 million. The Company also has other outstanding letters of credit for an amount of $2 million.

The credit agreement contains a number of restrictive covenants. In particular, the Company’s secured revolving facilities require compliance with a consolidated cash interest coverage ratio and a consolidated leverage ratio on a quarterly basis. The credit agreement contains customary events of default provided the non-compliance with the consolidated cash interest coverage ratios or consolidated leverage ratio will not constitute an event of default under the Term loan B facility unless it has not been waived by the revolving credit lenders within a period of 45 days after the notice.

The Company’s U.S. subsidiaries, subject to agreed exceptions, serve as guarantors of the obligations of the U.S. borrowers under the senior secured credit facilities. The Company and its subsidiaries, including Domtar Inc.’s subsidiaries, subject to agreed exceptions, serve as guarantors of Domtar Inc.’s obligations under this facility.

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

Certain debt agreements require the Company to indemnify investors in the event of changes in elements such as withholding tax regulations. As the nature and scope of such indemnifications are contingent on future events, none of which can be foreseen as at July 1, 2007, no provisions have been recorded in the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. OTHER LIABILITIES AND DEFERRED CREDITS

	July 1 2007	December 31 2006
	(Unaudited)
	$	$
Liability – other employee future benefit plans	122	—
Pension liability – defined benefit pension plans	177	—
Provision for environment and other asset retirement obligations (Note 16)	77	20
Minority interest	24	—
Worker’s compensation	6	—
Other	33	5

	439	25

NOTE 15. SHAREHOLDERS’ EQUITY

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

SPECIAL VOTING STOCK

One share of special voting stock, par value $0.01 per share. The share of special voting stock is held by Computershare Trust Company of Canada (“the Trustee”) for the benefit of the holders of exchangeable shares of Domtar (Canada) Paper Inc. in accordance with the voting and exchange trust agreement. The trustee holder of the share of special voting stock is entitled to vote on each matter which stockholders generally are entitled to vote, and the trustee holder of the share of special voting stock will be entitled to cast on each such matter a number of votes equal to the number of outstanding exchangeable shares of Domtar (Canada) Paper Inc. for which the trustee holder has received voting instructions. The trustee holder will not be entitled to receive dividends or distributions in its capacity as holder or owner thereof.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15. SHAREHOLDERS’ EQUITY (CONTINUED)

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

Under the rights agreement, the rights will detach from the shares of the Company’s common stock upon the earlier to occur of (a) a person, together with its affiliates and associates acquired beneficial ownership of 10% or more of the outstanding shares of the Company’s common stock; or (b) an acquirer commencing or announcing its intention to commence a tender or exchange offer, the consummation of which would result in beneficial ownership of such acquirer of 10% or more of the outstanding shares of the Company’s common stock.

No cash dividend has been declared on these shares since the beginning of 2007. The changes in the number of outstanding common stock and their aggregate stated value from January 1, 2007 to July 1, 2007, were as follows:

	July 1 2007
	Number of shares	$
	(Unaudited)
Common stock
Balance at beginning of the period	1,000	—
Shares issued
Business Unit (Note 1)	284,067,852	3
Domtar Inc. (Note 1)	155,947,307	2
Stock option	247,157	—
DSU conversion	106,887	—
Conversion of Exchangeable Shares	20,726,969	—

Balance at the end of the period	461,097,172	5

On March 7, 2007, upon the consummation of the Transaction as described in Note 1, the Company issued one share of special voting stock to the Trustee, which is held in Trust for the benefit of the holders of exchangeable shares of Domtar (Canada) Paper Inc.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15. SHAREHOLDERS’ EQUITY (CONTINUED)

EXCHANGEABLE SHARES

Upon the consummation of the Transaction as described in Note 1, Domtar Inc. shareholders could either receive common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As such, a total of 54,277,334 common stock remains reserved for future issuance for the exchangeable shares of Domtar (Canada) Paper Inc. outstanding as at July 1, 2007. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economic equivalent to shares of the Company’s common stock. The rights, privileges, restrictions and conditions attaching to the exchangeable shares include the following:

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

For the thirteen and twenty-six weeks ended July 1, 2007, the Company’s operating expenses for environmental matters amounted to $26 million and $38 million, respectively.

The Company made capital expenditures for environmental matters of $4 million and $5 million, respectively, in the thirteen and twenty-six weeks ended July 1, 2007 (2006 – $1 million and $1 million, respectively), for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. At this time, the Company cannot reasonably estimate the additional capital expenditures that may be required. However, management expects any additional required expenditure would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

As at July 1, 2007, the Company had a provision of $82 million for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

In addition, the pulp and paper industry in the United States is subject to Boiler Maximum Achievable Control Technology (MACT) Rules that further regulate effluent and air emissions. The Company complies with all present regulations and anticipates spending approximately $3 million over the next year to meet such requirements.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labour issues. While the final outcome with respect to actions outstanding or pending as at July 1, 2007, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

Domtar Inc. is subject to a motion by Joachim Laferrière Électricien Inc., filed in the Quebec Superior Court on January 9, 2006, for authorization to bring a class action suit against Domtar Inc. and others for alleged damages relating to a conspiracy to fix prices of carbonless sheets during the period of January through December 2000 in the Province of Quebec, Canada. The claim seeks estimated compensatory damages in the amount of $47 million (CAN$50 million) plus estimated exemplary damages in the amount of $1 million to $4 million (CAN$1 million to CAN$5 million). Domtar is also subject to a motion by McLay & Company Inc. filed in Ontario Superior Court on January 11, 2006 for authorization to bring a class action suit against Domtar Inc. and others, for alleged inflated prices of carbonless sheets paper during the period of October 1999 through September 2000 in the Province of Ontario, Canada. These class actions have been settled in principle for an insignificant amount and are subject to Court approval. The amount had been previously provided for in prior period.

E.B. EDDY ACQUISITION

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have had to pay up to a maximum of $113 million (CAN$120 million), an amount which is gradually declining over a 25-year period. As at March 7, 2007, the maximum amount of the purchase price adjustment was $103 million (CAN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $103 million (CAN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of $103 million (CAN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the liquidity, results of operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

GUARANTEES

Indemnifications

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. As at July 1, 2007, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

NOTE 17. RELATED PARTY

Prior to the Transaction, the Weyerhaeuser Fine Papers Business was engaged in various transactions with Weyerhaeuser that were characteristic of a consolidated group under common control. For the thirteen and twenty-six weeks ended June 25, 2006, the Business Unit purchased from Weyerhaeuser pulp, fiber and corrugated boxes for an amount of $44 million and $90 million, respectively, and sold pulp, paper and lumber for an amount of $59 million and $92 million, respectively.

NOTE 18. SEGMENTED DISCLOSURES

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. SEGMENTED DISCLOSURES (CONTINUED)

	Thirteen weeks ended		Twenty-six weeks ended
Segmented Data	July 1 2007	June 25 2006	July 1 2007	June 25 2006
	(Unaudited)
	$	$	$	$
Sales
Papers	1,365	774	2,320	1,545
Paper Merchants	226	—	302	—
Wood	90	48	137	137

Total for reportable segments	1,681	822	2,759	1,682
Intersegment sales – Papers	(50)	—	(74)	—
Intersegment sales – Paper Merchants	(1)	—	(1)	—
Intersegment sales – Wood	(10)	(13)	(13)	(44)

Consolidated sales	1,620	809	2,671	1,638

Depreciation and amortization and impairment loss
Papers	125	74	197	148
Paper Merchants	—	—	1	—
Wood	6	2	11	4

Total for reportable segments	131	76	209	152
Impairment loss – Papers	—	—	—	749

Consolidated depreciation and amortization and impairment loss	131	76	209	901

Operating income (loss)
Papers	92	(16)	163	(764)
Paper Merchants	2	—	6	—
Wood	(20)	(5)	(24)	(4)
Corporate	(5)	—	(5)	—

Consolidated operating income (loss)	69	(21)	140	(768)
Interest expense	47	—	58	—

Income (loss) before income taxes	22	(21)	82	(768)
Income tax expense	11	(9)	22	(9)

Net income (loss)	11	(12)	60	(759)

Segmented Assets	July 1 2007	December 31 2006
	(Unaudited)
	$	$
Papers	7,062	3,933
Paper Merchants	104	—
Wood	405	65

Total for reportable segments	7,571	3,998
Corporate	318	—

Consolidated assets	7,889	3,998

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECOND QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. SALE OF FOREST PRODUCTS BUSINESS

On June 22, 2007, Domtar announced an agreement in principle to sell substantially all of its Wood business to the newly created Conifex Inc. for approximately $268 million including an estimated $47 million of working capital. The operations being sold consist of substantially all of the Company’s Wood business, except for its sawmills in Saskatchewan and some forestlands. The transaction is subject to governmental approval for the forest license transfers, regulatory approvals and customary closing conditions. The sale is expected to close before the end of the year.

Domtar has accepted, in principle, to extend its support by investing in Conifex Inc. an amount equal to the lesser of $35 million or a 19.9% participation, subject to the conclusion of a definitive agreement to its satisfaction.

Domtar will provide Conifex Inc. with transition services after the close, including information technology, human resources management and finance, for a period of 6 to 12 months following the consummation of the transaction.

At July 1, 2007, the assets and liabilities of the forest products business are accounted for as held and used in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, due to uncertainty surrounding the closing of the transaction, mainly related to obtaining government approval and financing. The Company does not expect to recognize a gain or loss from the sale upon closing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this management’s discussion and analysis (MD&A), unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its joint ventures. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is unaudited and determined on the basis of accounting principles generally accepted in the United States (GAAP). This report should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. You should also read this MD&A in conjunction with the historical financial information contained in Domtar Corporation’s Form 10 filed on February 1, 2007 and 8-K/A filed on June 22, 2007.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons, the term “tonne” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refers to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net income (loss), and shipment volume are based on the thirteen and twenty-six week periods ended July 1, 2007, as compared to the thirteen and twenty-six week periods ended June 25, 2006. The thirteen week periods are also referred to as the second quarter and the twenty-six week periods are also referred to as the first half or year-to-date.

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

The following MD&A of Domtar Corporation covers certain periods prior to the Transaction. For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the “Predecessor” to Domtar Corporation and as a result, its historical financial statements now constitute the historical financial statements of Domtar Corporation. Accordingly, the results reported for the second quarter and the first half of 2006 includes only the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the entire period. The results reported for the second quarter of 2007 include results of the Successor for the entire period and those reported for the first half of fiscal year 2007 include the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to July 1, 2007. These historical financial statements may not be indicative of our future performance.

For more information on the Transaction, refer to Note 1 of the consolidated financial statements.

SECOND QUARTER 2007 OVERVIEW

For the second quarter of 2007, we reported operating income of $69 million, an increase of $90 million compared to an operating loss of $21 million in the second quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding operating income of $30 million attributable to Domtar Inc., operating income in the second quarter of 2007 amounted to $39 million, an increase of $60 million compared to the second quarter of 2006. The increase in operating income in the second quarter of 2007 is mainly attributable to higher average selling prices for paper and pulp and lower freight and energy costs, partially due to mill and sawmill closures. These factors were partially offset by lower shipments for all of our major products, higher costs for purchased fiber and lower average selling prices for our wood products.

In July, 2007, we announced that we will permanently close two paper machines, one at our Woodland paper mill and another at our Port Edwards paper mill, as well as our Gatineau paper mill and our converting center in Ottawa, expected to be effective by the end of October 2007. In total, these closures will result in the permanent curtailment of approximately 284,000 tons of paper capacity per year and will affect approximately 430 employees.

In June 2007, we announced an agreement in principle to sell substantially all of our Wood business to the newly created Conifex Inc. for approximately $268 million (CAN$285 million) including an estimated $47 million (CAN$50 million) of working capital. The operations being sold consist of 10 sawmills in Quebec and Ontario having a production capacity of approximately 1.1 billion board feet, and the associated 4.8 million cubic meters of annual harvesting rights, which represent most of our harvesting rights. Also included in the transaction is one remanufacturing facility in Val d’Or, Quebec and Domtar’s interests in several joint ventures. The transaction is subject to government approvals for the forest license transfers, regulatory approvals and customary closing conditions. The sale is expected to close before the end of the year. At July 1, 2007, the assets and liabilities of our Wood business are accounted for as held and used in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, due to uncertainty surrounding the closing of the transaction, mainly related to obtaining government approval and financing. We do not expect to recognize a gain or loss from the sale upon closing. We will also provide Conifex with transition services after the close, including information technology, human resources management and finance, for a period of 6 to 12 months following the consummation of the transaction.

OUTLOOK

Going into the second half of the year, fine paper volumes are expected to remain under some pressure compared to last year while price realizations should improve compared to the second quarter as a result of the carry over from the price increases for copy paper and for pulp implemented late in the quarter. In light of the decline in North American demand for fine papers and the resulting excess capacity, notably in commercial printing paper grades, Domtar will continue to monitor its production and inventories to meet customer demand.

ACCOUNTING FOR THE TRANSACTION

The Transaction was considered, for accounting purposes, as the acquisition of Domtar Inc. by Domtar Corporation and has been accounted for using the purchase method. Accordingly, the purchase price is based upon the estimated fair value of Domtar Corporation common stock issued plus acquisition costs directly related to the Transaction. Since no quoted market price existed for the shares of Domtar Corporation’s common stock, the purchase price is based on the fair value of the net assets acquired on August 23, 2006, the date on which the terms of the Transaction were agreed to and announced. The fair value of Domtar Inc. common shares of $6.63 per share used in the calculation of the purchase price is based upon the average closing price of Domtar Inc. common shares on the Toronto Stock Exchange for the five trading days beginning August 21, 2006 and ended August 25, 2006, converted at the average daily foreign exchange rate of the Bank of Canada. The number of outstanding Domtar Inc. common shares used in the calculation of the fair value is based on the same periods.

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

We have refined our preliminary purchase price allocation presented in our first quarter financial statement to reflect the impact of the restructuring measures announced in July 2007 and the agreement in principle to sell substantially all of our Wood business on the fair values of the assets acquired and the liabilities assumed. As such, the fair value allocated to inventories was decreased by $7 million, the fair value of property, plant and equipment was increased by $80 million, the fair value of trade and other payables was increased by $18 million, the fair value of other liabilities and deferred credits was increased by $5 million and the fair value of deferred income tax liability – non current was increased by $13 million. This resulted in a $37 million decrease in goodwill.

The following table summarizes the components of the total purchase price and the preliminary purchase price allocation, as adjusted.

(In millions of U.S. dollars, unless otherwise noted)
231,436,850 common shares of Domtar Inc. outstanding at an average closing price of $6.63 per share	1,534

Direct acquisition costs	28

Estimated total purchase price, net of assumed debt	1,562

The total purchase price of the transaction has been allocated as follows:

Fair value of net assets acquired at the date of acquisition

Cash and cash equivalents	573
Receivables	166
Inventories	495
Prepaid expenses	12
Income and other taxes receivable	7
Deferred income taxes – current	18
Property, plant and equipment	2,822
Intangible assets	29
Deferred income tax assets – non-current	107
Goodwill	106
Other assets	60

Total assets	4,395

Less: Liabilities
Bank indebtedness	67
Trade and other payables	388
Income and other taxes payable	15
Long-term debt due within one year	1
Long-term debt	1,660
Deferred income taxes – non-current	363
Other liabilities and deferred credits	311
Minority interests	28

Total liabilities	2,833

Fair value of net assets acquired at the date of acquisition	1,562

The two main components of the preliminary intangible asset amount are $10 million for customer relationships and $19 million for favorable natural gas contracts. The customer relationships have estimated useful lives of 5 years and the natural gas contracts will be amortized over a period of 3 years.

OUR BUSINESS

Domtar Corporation’s reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood.

PAPERS

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We operate 14 pulp and paper mills (11 in the United States and 3 in Canada, reflecting the announced permanent closure of our Gatineau paper mill) with an annual paper production capacity of approximately 4.8 million tons of coated and uncoated freesheet. We also have one paper mill at Prince Albert, Saskatchewan that is currently not in operation but that has a production capacity of approximately 290,000 tons. In addition, we have a production capacity of 235,000 tons of coated groundwood at one of our paper mills in the U.S. Our paper facilities are complemented by strategically located warehouses and sales offices. The table below lists all of our paper facilities and their annual production capacity.

Paper Production Facility	Location	Paper Machines	Principal Paper Type	Annual Paper Capacity (millions of tons)
Uncoated freesheet mills
Ashdown	Arkansas	4	Copy and offset	0.9
Windsor	Quebec	2	Copy and offset	0.6
Hawesville	Kentucky	2	Copy and offset	0.6
Plymouth	North Carolina	2	Copy and offset	0.5
Kingsport	Tennessee	1	Copy and offset	0.4
Marlboro	South Carolina	1	Copy and offset	0.4
Johnsonburg	Pennsylvania	2	Copy and offset	0.4
Dryden	Ontario	1	Copy and offset	0.3
Prince Albert (1)	Saskatchewan	1	Copy and offset	—
Port-Edwards (2)	Wisconsin	3	Value added	0.2
Nekoosa	Wisconsin	3	Value added	0.2
Rothschild	Wisconsin	1	Opaque	0.1
Woodland (2)	Maine	—	Opaque	—
Gatineau (2)	Quebec	—	Coated lightweight	—
Port Huron	Michigan	4	Technical and specialty	0.1
Espanola	Ontario	2	Technical and specialty	0.1

Total Uncoated freesheet mills		29		4.8

Coated groundwood
Columbus	Mississippi	1	Coated groundwood	0.2

Total Coated groundwood		1		0.2

		30		5.0

(1)	As of July 1, 2007, our Prince Albert facility was indefinitely idled but has a production capacity of approximately 290,000 tons.
(2)	On July 31, 2007, we announced the permanent closure of two paper machines, one at our Port Edwards paper mill, another at our Woodland paper mill as well as our Gatineau paper mill, having a combined production capacity of 284,000 tons. The above table reflects these closures.

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

WOOD

Our Wood business comprises the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operate five sawmills and one remanufacturing facility with a production capacity of approximately 550 million board feet of lumber. In addition, we own five sawmills that are currently not in operation but have an aggregate production capacity of approximately 760 million board feet of lumber. We also have an interest in three joint ventures and investments in two businesses, which all produce wood products. We seek to optimize 28 million acres of forestland directly licensed or owned in Canada and the United States through efficient management and the application of certified sustainable forest management practices such that a continuous supply of wood is available for future needs.

In June 2007, we announced an agreement in principle to sell substantially all of our Wood business to the newly created Conifex Inc. We will retain our sawmills in Saskatchewan and some related forest licenses as well as our owned forestland and forest licenses related to our Espanola and Windsor pulp and paper mills. The agreement is subject to governmental approval for the forest license transfers, regulatory approvals and customary closing conditions. The sale is expected to close before the end of the year.

CONSOLIDATED RESULTS OF OPERATIONS

The following table includes the consolidated financial results of Domtar Corporation for the thirteen and twenty-six week periods ended July 1, 2007, which consists of the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to July 1, 2007, and the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the thirteen and twenty-six week periods ended June 25, 2006.

	Thirteen weeks ended		Twenty-six weeks ended
FINANCIAL HIGHLIGHTS	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
(In millions of U.S. dollars, unless otherwise noted)
Sales	1,620	809	2,671	1,638

Operating income (loss)	69	(21)	140	(768)

Net income (loss)	11	(12)	60	(759)

Net income (loss) per common share (in dollars) (1):
Basic	0.02	(0.04)	0.14	(2.67)
Diluted	0.02	(0.04)	0.14	(2.67)

Operating income (loss) per segment:
Papers	92	(16)	163	(764)
Paper Merchants	2	—	6	—
Wood	(20)	(5)	(24)	(4)
Corporate	(5)	—	(5)	—

Total	69	(21)	140	(768)

			As at July 1, 2007	As at December 31, 2006
Total assets			7,889	3,998
Total long-term debt, including current portion			2,444	44

(1)	Refer to Note 5 of the consolidated financial statements for more information on the calculation of net income per common share.

THIRTEEN WEEK PERIOD ENDED JULY 1, 2007 VS

THIRTEEN WEEK PERIOD ENDED JUNE 25, 2006 OVERVIEW

SALES

Sales for the second quarter of 2007 amounted to $1,620 million, an increase of $811 million, or 100%, from sales of $809 million in the second quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $801 million attributable to Domtar Inc., sales for the second quarter of 2007 amounted to $819 million, an increase of $10 million compared to the second quarter of 2006. The increase was mainly attributable to higher average selling prices for pulp and paper, partially offset by lower shipments for all of our major products, mostly as a result of mill and sawmill closures (including the indefinite closure of our Prince Albert pulp mill effective in the second quarter of 2006 and the permanent closure of one paper machine at our Dryden, Ontario mill effective in the second quarter of 2006), and lower average selling prices for wood products.

Domtar Inc.’s sales for the thirteen weeks ended July 1, 2007 amounted to $801 million. Domtar Inc.’s sales were also impacted by higher average selling prices for paper and pulp, partially offset by lower shipments for paper, pulp and wood products, and lower average selling prices for lumber.

COST OF SALES

Cost of sales increased by $606 million or 85% in the second quarter of 2007 compared to the second quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding cost of sales of $664 million attributable to Domtar Inc., cost of sales in the second quarter of 2007 amounted to $653 million, a decrease of $58 million compared to the second quarter of 2006. This decrease was mainly attributable to the mill and sawmill closures mentioned above, and lower freight and energy costs, partially offset by higher costs for purchased fiber and the negative impact of a weaker U.S. dollar on our Canadian dollar denominated operating expenses.

Domtar Inc.’s cost of sales for the thirteen weeks ended July 1, 2007 was $664 million and reflected lower production and shipments for paper and wood products, lower costs for freight and energy, and to a lesser extent, lower charges on softwood lumber exports, partially offset by higher costs for purchased pulp and chemicals, higher maintenance costs and the negative impact of a weaker U.S. dollar on our Canadian dollar denominated operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by $60 million in the second quarter of 2007 compared to the second quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding SG&A of $60 million attributable to Domtar Inc., SG&A in the second quarter of 2007 amounted to $43 million, unchanged from the SG&A in the second quarter of 2006.

Domtar Inc.’s SG&A for the thirteen weeks ended July 1, 2007 amounted to $60 million and included mark-to-market gains on financial instruments, transaction and integration costs and reflected higher overall costs.

OPERATING INCOME

Operating income in the second quarter of 2007 amounted to $69 million, an improvement of $90 million compared to an operating loss of $21 million in the second quarter of 2006 in part due to the acquisition of Domtar Inc. Excluding operating income of $30 million attributable to Domtar Inc., operating income in the second quarter of 2007 amounted to $39 million, an increase of $60 million compared to the second quarter of 2006. The improvement in operating income was mostly attributable to the factors mentioned above.

Domtar Inc.’s operating income for the thirteen weeks ended July 1, 2007 amounted to $30 million and was also impacted by the factors mentioned above.

INTEREST EXPENSE

We incurred $47 million of interest expense mainly relating to interest incurred under our new Credit Agreement that we entered into in connection with the Transaction as well as interest on existing Domtar Inc. debt assumed by us on March 7, 2007.

INCOME TAXES

Income tax expense amounted to $11 million in the second quarter of 2007, which was comprised of current tax expense of $15 million and deferred tax recovery of $4 million. During the second quarter of 2007, the Company has provided current income taxes under APB No. 23, “Accounting for Income Taxes – Special Areas,” (“APB23”) for the presumed repatriation to the United States of earnings from all non-U.S. subsidiaries and unconsolidated affiliates. As such, the Company has recorded a provision of $4 million for U.S. withholding taxes payable on future distributions from the U.S. subsidiaries to the ultimate parent company. Our effective tax rate is impacted by the change in the Canadian federal income tax rate in the amount of $1 million, the mix and level of earnings subject to different tax jurisdictions and the differences in tax rates applicable to our foreign subsidiaries.

NET INCOME

Net income amounted to $11 million ($0.02 per common share) in the second quarter of 2007, an improvement of $23 million compared to a net loss of $12 million ($0.04 per common share) in the second quarter of 2006. Excluding a net loss of $1 million attributable to Domtar Inc., net income in the second quarter of 2007 amounted to $12 million, an increase of $24 million compared to the second quarter of 2006. This improvement in net income was mainly attributable to the factors mentioned above.

TWENTY-SIX WEEK PERIOD ENDED JULY 1, 2007 VS

TWENTY-SIX WEEK PERIOD ENDED JUNE 25, 2006 OVERVIEW

SALES

First half sales for 2007 amounted to $2,671 million, an increase of $1,033 million, or 63%, from first half sales of $1,638 million in 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $1,039 million attributable to Domtar Inc., first half sales for 2007 amounted to $1,632 million, a decrease of $6 million compared to the first half sales for 2006. The decrease was mainly attributable to lower shipments for all of our major products, mostly as a result of mill and sawmill closures (including the indefinite closure of our Prince Albert, Saskatchewan paper mill and our Big River and 51% owned Wapawekka, Saskatchewan sawmills, effective in the first quarter of 2006, the indefinite closure of our Prince Albert pulp mill effective in the second quarter of 2006 and the permanent closure of one paper machine at our Dryden, Ontario mill effective in the second quarter of 2006), as well as lower average selling prices for wood products. These factors were partially offset by higher average selling prices for pulp and paper.

Domtar Inc.’s sales for the sixteen weeks ended July 1, 2007 amounted to $1,039 million. Domtar Inc.’s sales were also impacted by lower shipments for paper, pulp and wood products and lower average selling prices for lumber, partially offset by higher average selling prices for paper and pulp.

COST OF SALES

First half cost of sales increased by $754 million, or 53%, in 2007 compared to first half cost of sales in 2006 primarily due to the acquisition of Domtar Inc. Excluding cost of sales of $871 million attributable to Domtar Inc., first half cost of sales in 2007 amounted to $1,301 million, a decrease of $117 million compared to first half cost of sales of 2006. This decrease was mainly attributable to the mill and sawmill closures mentioned above, and lower freight and energy charges, partially offset by higher costs for purchased fiber and chips and an increase in an environmental provision of $5 million recorded in the first quarter of 2007.

Domtar Inc.’s cost of sales for the sixteen weeks ended July 1, 2007 amounted to $871 million, having benefited from lower production and shipments for paper and wood products, lower costs for freight and energy and lower charges on its softwood lumber exports, partially offset by higher costs for purchased fiber and chemicals.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

First half SG&A expenses increased by $63 million in 2007 compared to first half SG&A in 2006 primarily due to the acquisition of Domtar Inc. Excluding SG&A of $70 million attributable to Domtar Inc., first half SG&A in 2007 amounted to $80 million, a decrease of $7 million compared to first half SG&A in 2006. This decrease in SG&A is mostly due to the difference between the corporate charges allocated to the Predecessor by Weyerhaeuser and the implementation of transaction service agreement charges as of March 7, 2007.

Domtar Inc.’s SG&A amounted to $70 million for the sixteen weeks ended July 1, 2007, and included transaction and integration costs, mark-to-market gains on financial instruments and reflects higher overall operating costs.

OPERATING INCOME

First half operating income in 2007 amounted to $140 million, an improvement of $908 million compared to first half operating loss in 2006 of $768 million in part due to the acquisition of Domtar Inc. and goodwill impairment expense recorded in the first quarter of 2006. Excluding operating income of $44 million attributable to Domtar Inc., first half operating income in 2007 amounted to $96 million, an increase of $864 million compared to 2006. The improvement in operating income was mostly attributable to a $749 million goodwill impairment expense recorded in the first quarter of 2006 based on an evaluation of the goodwill relating to the Papers segment, as well as the factors mentioned above.

Domtar Inc.’s combined operating income for the sixteen weeks ended July 1, 2007 amounted to $44 million, and was impacted by the factors mentioned above.

INTEREST EXPENSE

We incurred $58 million of interest expense for the first half of 2007 mainly relating to interest incurred after March 6, 2007 under our new Credit Agreement, that we entered into in connection with the Transaction, as well as interest on existing Domtar Inc. debt assumed by us on March 7, 2007.

INCOME TAXES

For the first half of 2007, our income tax expense totaled $22 million, which was comprised of current tax expense of $37 million and deferred tax recovery of $15 million. The current tax expense includes $13 million of expense related to the period prior to the Transaction and does not constitute cash taxes for the Company, as well as an out-of-period adjustment of approximately $6 million incurred in the first quarter of 2007 as a result of the omission to account for a change in the Canadian federal tax rate which occurred in the second quarter of 2006.

NET INCOME

First half net income amounted to $60 million ($0.14 per common share) in 2007, an improvement of $819 million compared to a first half net loss of $759 million ($2.67 per common share) in 2006 in part due to the acquisition of Domtar Inc. and a goodwill impairment expense recorded in the first quarter of 2006. Excluding net income of $6 million attributable to Domtar Inc., first half net income in 2007 amounted to $54 million, an increase of $813 million compared to first half net loss of 2006. This improvement in net income was mainly attributable to the factors mentioned above.

CLOSURE AND RESTRUCTURING COSTS

In July 2007, Domtar announced that it will permanently close two paper machines, one at our Woodland paper mill and another at our Port-Edwards paper mill as well as our Gatineau paper mill and its converting center expected to be effective by the end of October 2007. In total, these closures will result in the permanent curtailment of approximately 284,000 tons of paper capacity per year and will affect approximately 430 employees.

The closure and restructuring costs relate to operations and activities of Domtar Inc., which was acquired by Domtar Corporation on March 7, 2007 and was part of a plan that had begun to be assessed and formulated by management at that date. As a result, these costs represent assumed liabilities and costs incurred as of the acquisition date and were treated as part of the purchase price allocation in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These closures also impacted the fair value of certain property, plant and equipment as part of Domtar Inc. purchase price allocation. At July 1, 2007, the closure and restructuring cost provision related to the announcement was $20 million.

PAPERS

	Thirteen weeks ended		Twenty-six weeks ended
SELECTED INFORMATION	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
(In millions of U.S. dollars, unless otherwise noted)
Sales
Total sales	1,365	774	2,320	1,545
Intersegment sales to Paper Merchants	(50)	—	(74)	—

	1,315	774	2,246	1,545

Operating income (loss)	92	(16)	163	(764)

Shipments
Paper (in thousands of ST)	1,209	732	2,080	1,545
Pulp (in thousands of ADMT)	330	205	579	412

Benchmark prices(1):
Copy 20 lb sheets ($/ton)	963	890	947	855
Offset 50 lb rolls ($/ton)	810	840	810	803
Coated publication, no.5, 40 lb Offset, rolls ($/ton)	748	895	763	897
Pulp NBSK – U.S. market ($/ADMT)	810	707	800	680
Pulp NBHK – Japan market(2) ($/ADMT)	640	572	640	557

(1)	Source: Pulp & Paper Week. As such, these prices do not necessarily reflect our transaction prices.
(2)	Based on Pulp and Paper Week’s Southern Bleached Hardwood Kraft pulp prices for Japan, increased by an average differential of $15/ADMT between Northern and Southern Bleached Hardwood Kraft pulp prices.

SALES AND OPERATING INCOME

Sales

Sales in our Papers business amounted to $1,315 million in the second quarter of 2007, an increase of $541 million or 70% from sales of $774 million in the second quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $518 million attributable to Domtar Inc., sales in the second quarter of 2007 amounted to $797 million, an increase of $23 million compared to sales in the second quarter of 2006. The increase in sales was mostly attributable to an increase in average selling prices for paper of $46 per ton, or 5%, and for pulp of $52 per tonne, or 9%, compared to the second quarter of 2006. These factors were partially offset by lower shipments for pulp and paper of approximately 5% and 3%, respectively, compared to the second quarter of 2006, mainly as a result of the indefinite closures of our Prince Albert pulp mill effective in the second quarter of 2006, as well as the permanent closure of one paper machine at our Dryden, Ontario mill effective in the second quarter of 2006. For the twenty-six week period ended July 1, 2007, sales in our Papers business increased by $701 million, or 45% compared to the twenty-six week period ended June 25, 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $661 million attributable to Domtar Inc., sales in 2007 amounted to $1,585 million, an increase of $40 million compared to sales in 2006. The increase is attributable to the same factors explained above.

Domtar Inc.’s sales for the second quarter of 2007 and for the sixteen week period ended July 1, 2007 amounted to $518 million and $661 million, respectively. Sales for Domtar Inc. were also impacted by lower shipments for paper and pulp, partially offset by higher average selling prices for paper and pulp.

Operating Income

Operating income in our Papers business totaled $92 million in the second quarter of 2007, an increase of $108 million compared to an operating loss of $16 million in the second quarter of 2006 in part due to the acquisition of Domtar Inc. Excluding operating income of $49 million attributable to Domtar Inc., operating income in the second quarter of 2007 amounted to $43 million, an increase of $59 million compared to the operating loss in the second quarter of 2006. The increase was mainly attributable to higher average selling prices for paper and pulp, lower costs for energy and chemicals, and lower freight expenses, mostly due to freight optimization efforts. These factors were partially offset by lower shipments for paper mostly due to lower demand for uncoated freesheet in North America and the mill closures mentioned above, higher costs for purchased fiber and chips and lower shipments for pulp. For the twenty-six week period ended July 1, 2007, operating income in our Papers business increased by $927 million compared to the twenty six week period ended June 25, 2006 in part due to the acquisition of Domtar Inc. and the goodwill impairment expense recorded in the first quarter of 2006. Excluding the operating income of $59 million attributable to Domtar Inc., operating income in 2007 amounted to $104 million, an increase of $868 million compared to an operating loss in 2006. The increase is attributable to a $749 million goodwill impairment expense recorded in the first quarter of 2006, as well as the factors mentioned above.

Domtar Inc.’s operating income totaled $49 million in the second quarter of 2007 and $59 million for the sixteen week period ended July 1, 2007. Domtar Inc.’s operating income benefited from higher average selling prices for paper and pulp, and lower freight and energy charges, partially offset by lower shipments for paper and pulp, and higher costs for purchased fiber and chemicals.

PRICING ENVIRONMENT

In our Papers business, our average transaction prices increased in the second quarter of 2007 compared to the second quarter of 2006. Our average transaction price for copy 20 lb sheets was higher on average by $100/ton, or 11%, while our average transaction price for offset 50 lb rolls was lower on average by $7/ton, or 1%, in the second quarter of 2007 compared to the second quarter of 2006. The US$60/ton price increase for cut-size announced in the first quarter of 2007 was implemented in the second quarter of 2007.

Our average transaction prices for Northern Bleached Softwood Kraft (NBSK) pulp increased by $67/tonne, or 11%, and our average transaction prices for Northern Bleached Hardwood Kraft (NBHK) pulp increased by $57/tonne, or 11%, in the second quarter of 2007 compared to the second quarter of 2006. A $20/tonne price increase was implemented on softwood pulp in April 2007 and on our hardwood pulp in June 2007. A subsequent $20/tonne price increase has been announced for both softwood and hardwood effective in July 2007 and August 2007, respectively.

OPERATIONS

Shipments

Our paper shipments, excluding shipments of Domtar Inc., decreased by 20,000 tons, or 3%, in the second quarter of 2007 compared to the second quarter of 2006. This decrease is mainly due to lower demand, resulting in higher lack-of-order downtime in the second quarter of 2007 and the permanent closure of one paper machine at our Dryden, Ontario facility effective in the second quarter of 2006.

Our pulp trade shipments, excluding shipments of Domtar Inc., decreased by 11,000 tonnes in the second quarter of 2007 compared to the second quarter of 2006 mostly due to the indefinite closure of our Prince Albert pulp mill effective in the second quarter of 2006.

Other

On July 31, 2007, we announced that we will permanently close two paper machines, one at our Woodland paper mill and another at our Port Edwards paper mill, as well as our Gatineau paper mill and its converting center in Ottawa, expected to be effective by the end of October 2007. In total, these closures will result in the permanent curtailment of approximately 284,000 tons of paper capacity per year and will affect approximately 430 employees. At July 1, 2007, the closure and restructuring cost provision related to the announcement was $20 million.

Due to poor market conditions, our pulp and paper mills in Prince Albert, Saskatchewan were indefinitely closed in the first half of 2006, and one of the two paper machines at our Dryden, Ontario paper mill was permanently shut down effective in the second quarter of 2006. As at July 1, 2007, we had not determined whether our Prince Albert, Saskatchewan mill will be reopened, sold or permanently closed. In the event the facility is permanently closed, the Province of Saskatchewan may require active decommissioning and reclamation at the facility, which would likely include investigation and remedial action for areas of significant environmental impacts.

Our Lebel-sur-Quévillon pulp mill was indefinitely closed in the fourth quarter of 2005 due to unfavorable economic conditions. As of July 1, 2007, the Lebel-sur-Quévillon pulp mill remains indefinitely idled due to continuing unfavorable economic factors such as high wood fiber, energy and transportation costs, a strong Canadian dollar and uncompetitive labor costs.

On May 9, 2007, we concluded the sale of our Vancouver property for total proceeds of $20 million ($23 million Canadian dollars).

PAPER MERCHANTS

	Thirteen weeks ended		Twenty-six weeks ended
SELECTED INFORMATION	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
(In millions of U.S. dollars)
Sales	225	—	301	—

Operating income	2	—	6	—

SALES AND OPERATING INCOME

Sales

Our Paper Merchants business generated sales of $225 million in the second quarter of 2007, and a total of $301 million for the twenty-six weeks ended July 1, 2007. The Predecessor had no Paper Merchants operations.

Operating Income

Operating income amounted to $2 million in the second quarter of 2007 and $6 million for the twenty-six weeks ended July 1, 2007.

WOOD

	Thirteen weeks ended		Twenty-six weeks ended
SELECTED INFORMATION	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
(In millions of Canadian dollars, unless otherwise noted)
Sales	90	48	137	137
Intersegment sales	(10)	(13)	(13)	(44)

	80	35	124	93
Operating income (loss)	(20)	(5)	(24)	(4)

Shipments (millions of FBM)	227	47	315	140

Benchmark prices(1):
Lumber G.L. 2x4x8 stud ($/MFBM)	335	371	326	381
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	332	386	332	398

(1)	Source: Random Lengths. As such, these prices do not necessarily reflect our transaction prices.

SALES AND OPERATING LOSS

Sales

Sales in our Wood business amounted to $80 million in the second quarter of 2007, an increase of $45 million, or 129%, compared to sales of $35 million in the second quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $58 million attributable to Domtar Inc., sales in the second quarter of 2007 amounted to $22 million, a decrease of $13 million compared to the second quarter of 2006. The decrease was attributable to lower average selling prices, mostly due to the slowdown in the U.S. housing industry. For the twenty-six week period ended July 1, 2007, sales in our Wood business increased by $31 million, or 33%, compared to the twenty-six week period ended June 25, 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $77 million attributable to Domtar Inc., sales in 2007 amounted to $47 million, a decrease of $46 million compared to sales in 2006. The decrease is attributable to the indefinite closure of our Big River and 51% owned Wapawekka, Saskatchewan sawmills during the first quarter of 2006 as well as the factors explained above.

Domtar Inc. sales amounted to $58 million in the second quarter of 2007 and $77 million in the sixteen week period ended July 1, 2007 and were impacted by lower shipments and lower selling prices.

Operating Loss

Operating loss in our Wood business amounted to $20 million in the second quarter of 2007, an increase of $15 million compared to an operating loss of $5 million in the second quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding an operating loss of $16 million attributable to Domtar Inc., operating loss in the second quarter of 2007 amounted to $4 million, a decrease in operating loss of $1 million compared to the second quarter of 2006. The decrease in operating loss was mainly attributable to the realization of savings resulting from the indefinite closure of our Big River and 51% owned Wapawekka, Saskatchewan sawmills during the first quarter of 2006 partially offset by lower average selling prices. For the twenty-six week period ended July 1, 2007, operating loss in our Wood business increased by $20 million compared to the twenty-six week period ended June 25, 2006 primarily due to the acquisition of Domtar Inc. Excluding an operating loss of $16 million attributable to Domtar Inc., the operating loss in 2007 amounted to $8 million, an increase in operating loss of $4 million compared to 2006. The increase in operating loss is attributable to lower average selling prices and shipments, partially offset by lower costs resulting from the sawmill closures.

Domtar Inc.’s operating loss totaled $16 million in the second quarter of 2007 and for the sixteen-week period ended July 1, 2007. Factors impacting Domtar Inc.’s operating loss include lower average selling prices, and lower shipments for lumber and chips, partially offset by lower costs for energy, and lower charges on softwood lumber exports.

PRICING ENVIRONMENT

Our average transaction prices for Great Lakes 2x4 stud decreased by $44/MFBM, or 13%, and our average transaction prices for Great Lakes 2x4 random length decreased by $62/MFBM, or 18%, in the second quarter of 2007 compared to the second quarter of 2006.

OPERATIONS

Shipments

Our lumber and wood product shipments, excluding shipments of Domtar Inc., decreased by 11 MFBM, or 23%, in the second quarter of 2007 compared to the second quarter of 2006 as a result of sawmill closures mentioned above and the slowdown in the U.S. housing industry.

Fiber supply

The Province of Quebec adopted legislation, effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and Cree First Nations. As a result, the amount of fiber we were permitted to harvest annually, under our licenses from the Quebec government, was reduced by approximately 500,000 cubic meters to approximately 2.0 million cubic meters, reflecting a 21% reduction. The Chief Forester of Quebec has proposed a further reduction of 70,000 cubic meters, or 3%, in the total softwood annual allowable cut of forests managed by Domtar. This would significantly affect the supply of fiber for our Northern Quebec softwood sawmills and market pulp operations. Also, the reduction in harvest volume would have a corresponding increase in the unit cost of wood delivered to the sawmills. As a result of the closure in November 2005 of our pulp mill at Lebel-sur-Quévillon due to unfavorable economic conditions and no alternative markets for chips produced by our sawmills, as well as the reduced allowable wood harvesting volume, our Northern Quebec sawmills, including Val d’Or, Matagami and Lebel-sur-Quévillon, were closed for an indefinite period of time. In June 2007, we restarted our Val d’Or sawmill.

Other

In June 2007, we announced an agreement in principle to sell substantially all of our Wood business to Conifex Inc. The operations being sold consist of the Ear Falls, Nairn Centre, Timmins and White River sawmills in Ontario and the Grand-Remous, Lebel-sur-Quévillion, Malartic, Matagami, Ste-Marie and Val d’Or sawmills in Quebec, as well as the Sullivan remanufacturing facility also in Val d’Or, Quebec. The sawmills have a production capacity of approximately 1.1 billion board feet and the associated 4.8 million cubic metres of annual harvesting rights, which represent most of our harvesting rights. Also included in the transaction are Domtar’s interests in the joint ventures of Elk Lake Planing Mill Limited, Gogama Forests Products Inc., Nabakatuk Forest Products Inc., Olav Haavalsrud Timber Company Limited and Anthony-Domtar Inc. Domtar’s sawmills in Saskatchewan are not included in the transaction. We have also accepted, in principle, to invest an amount equal to the lesser of CAD$35 million or a 19.9% participation in Conifex Inc., subject to the conclusion of a definitive agreement to our satisfaction. We will also provide Conifex with transition services after the close, including information technology, human resources management and finance, for a period of 6 to 12 months following the consummation of the transaction.

In the first quarter of 2006, we indefinitely closed our Big River and 51% owned Wapawekka, Saskatchewan sawmills, due to the closure of our Prince Albert, Saskatchewan facility and poor market conditions. These facilities are currently not in operation. As at July 1, 2007, we had not determined whether these facilities will be reopened, sold or permanently closed. In the event that our Big River, Saskatchewan sawmill is permanently closed, the Province of Saskatchewan may require active decommissioning and reclamation at the facility, which would likely include investigation and remedial action for areas of significant environmental impacts.

In January 2007, due to the difficult market conditions that have prevailed in the wood sector in recent months, including the slowdown in the U.S. housing market and the new softwood lumber agreement, we announced the indefinite closure of our White River sawmill which became effective prior to the end of the second quarter of 2007. The closure impacted approximately 140 permanent positions and reduced our production capacity by 110 million board feet of lumber.

STOCK BASED COMPENSATION EXPENSE

Prior to the consummation of the Transaction, employees of Weyerhaeuser who were being transferred to the Company were given the opportunity to exchange their outstanding Weyerhaeuser equity awards for awards of the Company having the same terms and conditions as their prior Weyerhaeuser awards.

In connection with the Transaction, Domtar Corporation exchanged outstanding options held by Domtar Inc. employees for options to purchase, on the same terms and conditions, shares of common stock of Domtar Corporation. The number of shares subject to the options granted in exchange was equal to the number of common shares of Domtar Inc. that would have been received or a number of shares of Domtar Corporation common stock that would provide the equivalent value to the Domtar Inc. common shares determined using the Black-Scholes option-pricing model, depending if the exercise price was higher, equal to or less than the market value at the time of the exchange. Further, each outstanding award of restricted Domtar Inc. common shares and deferred share units was exchanged on a one-for-one basis, and on the same terms and conditions as applied to Domtar Inc. awards, for awards of restricted shares and deferred share units with respect to the Company’s common stock.

For the thirteen and twenty-six weeks ended July 1, 2007, the total expense recognized in the Company’s results of operations related to these equity awards is not significant. No new awards have been or will be made under any of the replacement equity plans.

In June 2007, a number of new equity awards were granted, consisting of performance conditioned restricted stock units, restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions. As of July 1, 2007, none of the performance and market conditions were met.

For the thirteen and twenty-six weeks ended July 1, 2007, compensation expense recognized in the Company’s results of operations related to these awards is not significant. The compensation costs related to non-vested awards not yet recognized amounts to approximately $25 million and will be recognized over a weighted average period of approximately 2 years or over the remaining service period depending on the awards.

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

OPERATING ACTIVITIES

Cash flows provided from operating activities totaled $189 million in the second quarter of 2007 compared to cash flows provided from operating activities of $111 million in the second quarter of 2006 in part due to the acquisition of Domtar Inc. Excluding cash flows provided from operating activities of $98 million attributable to Domtar Inc., cash flows provided from operating activities totaled $91 million in the second quarter of 2007, a $20 million decrease compared to the second quarter of 2006. Our operating cash flow requirements are primarily for salaries and benefits, the purchase of wood fiber, energy and raw materials and other expenses such as property taxes. On a year-to-date basis, cash flows provided from operating activities totaled $280 million in 2007 compared to cash flows provided from operating activities of $182 million in 2006 in part due to the acquisition of Domtar Inc. Excluding cash flows provided from operating activities $151 million attributable to Domtar Inc., cash flows provided from operating activities amounted to $129 million in 2007, a $53 million decrease compared to 2006. This decrease in cash flows generated from operations mainly reflects an increase in requirements for working capital.

INVESTING ACTIVITIES

Cash flows used for investing activities totaled $14 million in the second quarter of 2007 compared to cash flows used for investing activities of $20 million in the second quarter of 2006. The $6 million decrease in cash flows used for investing activities was mainly attributable to proceeds on the sale of our Vancouver mill in May 2007, partially offset by higher capital spending in the amount of $12 million in 2007. On a year-to-date basis, cash flows provided from investing activities amounted to $545 million or cash flows used for investing activities of $28 million, when excluding acquired cash of $573 million, in 2007 compared to cash flows used for investing activities of $41 million in 2006. The $13 million improvement, when excluding cash acquired, is related to the proceeds on the sale of the Vancouver mill partially offset by higher capital spending.

FINANCING ACTIVITIES

In the second quarter of 2007, cash flows used for financing activities amounted to $198 million compared to cash flows used for financing activities of $90 million in the second quarter of 2006. Excluding cash flows used for financing activities of $34 million attributable to Domtar Inc., cash flows used for financing activities totaled $164 million, a $74 million increase compared to cash flows used for financing activities in the second quarter of 2006. This increase in cash flows used for financing activities of $74 million mainly reflects a repayment of $90 million under our revolving credit facility and a repayment of $80 million on our term loan, partially offset by an increase in bank indebtedness. On a year-to-date basis, cash flows used for financing activities totaled $744 million in 2007 compared to cash flows used for financing activities of $140 million in 2006. Excluding cash flows used for financing activities of $43 million attributable to Domtar Inc., cash flows used for financing activities totaled $701 million in 2007 compared to cash flows used for financing activities in 2006 of $140 million. This $561 million increase in cash flows used for financing activities is mainly attributable to borrowings under our new Credit Agreement consisting of an $800 million Term loan B facility associated with the Transaction, more than offset by the repayment of our temporary borrowing in the amount of $1,350 million used to finance the Weyerhaeuser distribution and a repayment of our term loan of $80 million.

We do not intend to pay dividends for the foreseeable future. In addition, our ability to pay dividends will be restricted by current and future agreements governing the Company and the Company’s subsidiaries’ debt, including our senior secured credit facilities.

CAPITAL RESOURCES

Net indebtedness was $2,438 million as at July 1, 2007 compared to $43 million as at December 31, 2006. The $2,395 million increase in net indebtedness was due to the outstanding indebtedness of Domtar Inc. at the time of the Transaction and borrowings under our credit agreement entered into in connection with the Transaction.

The Company and Domtar Inc. entered into a Credit Agreement, dated March 7, 2007, which consisted of a seven-year senior secured Term Loan B facility of $800 million and a five year senior secured $750 million revolving secured loan facility. During the second quarter of 2007, the Term Loan B facility was reduced to $720 million mainly as a result of optional repayments by us. The senior revolving credit facility may be used for working capital needs and for general corporate purposes, and a portion will be available for letters of credit and swingline loans to the Company and Domtar Inc. Borrowings by us and Domtar Paper Company LLC (the U.S. borrowers) under the senior revolving credit facility will be made available in U.S. dollars, and borrowings by Domtar Inc. under the senior revolving credit facility will be made available in U.S. dollars or Canadian dollars and limited to $150 million (or the Canadian equivalent thereof).

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

The Credit Agreement contains a number of covenants that, among other things, limit our ability and the ability of our subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities. For so long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA(1) to interest coverage ratio of greater than 2.5 and a consolidated debt to EBITDA(1) ratio of less than 4.75, decreasing to 4.50 on December 31, 2008. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the Term Loan B facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice. The covenants in respect to the Term Loan B restrict the amount of new debt that may be issued, subject to certain exceptions. We are currently in compliance with the covenants contained in the Credit Agreement.

(1)  EBITDA as defined in the credit agreement.

Our U.S. subsidiaries, subject to agreed exceptions, serve as guarantors of the U.S. borrowers obligations under the senior secured credit facilities. We and certain subsidiaries, including Domtar Inc.’s subsidiaries, subject to agreed exceptions, serve as guarantors of Domtar Inc.’s obligations under this facility.

The obligations of both us and Domtar Inc. in respect of the senior secured credit facilities, are secured by our equity interests in our subsidiaries, subject to agreed exceptions, and are secured by our U.S. subsidiaries’ tangible and intangible assets (other than those of the U.S. subsidiaries of Domtar Inc.). The obligations of Domtar Inc. also are secured by the equity in its subsidiaries, subject to agreed exceptions, and by the inventory of Domtar Inc., other than its U.S. subsidiaries.

As at July 1, 2007, we had no amounts drawn under our revolving credit facility and $49 million of letters of credit outstanding resulting in $701 million of availability for future drawings under this facility. An additional letter of credit of $2 million was outstanding in connection with an industrial revenue bond.

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

CREDIT RATING

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facilty	Ba1
	Unsecured debt obligations of subsidiary Domtar Inc.	B2

Standard & Poor’s	Secured Credit Facilty	BB+
	Unsecured debt obligations of subsidiary Domtar Inc.	B+

Dominion Bond Rating Service	Secured Credit Facilty	BBB (low)
	Unsecured debt obligations of subsidiary Domtar Inc.	BB (low)
	Preferred shares of subsidiary Domtar Inc.	Pfd-5 (high)

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

Common stock

Upon the consummation of the Transaction, Domtar Inc. shareholders could either receive common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of July 1, 2007, we had 54,277,334 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economically equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the board of directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through leases and securitization.

RECEIVABLES SECURITIZATION

In conjunction with the Transaction, we retained Domtar Inc’s receivable securitization program. We sell certain of our trade receivables through a securitization program, which expires in February 2010. We use securitization of our receivables as a source of financing by reducing our working capital requirements. This securitization program consists of the sale of receivables, or the sale of a senior beneficial interest in them, to a special purpose trust managed by a financial institution for multiple sellers of receivables. The agreement governing our receivables securitization program normally allows the daily sale of new receivables to replace those that have been collected. It also limits the cash that can be received from the sale of the senior beneficial interest to a maximum of $190 million. The subordinated interest retained by us is included in “Receivables” and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

As at July 1, 2007, the cash received from the transfer of receivables amounted to $130 million. We expect to continue selling receivables on an ongoing basis, given the attractive discount rates. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, our working capital and bank debt requirements could increase.

RELATED PARTY TRANSACTIONS

Prior to the Transaction, the Weyerhaeuser Fine Paper Business was engaged in various transactions with Weyerhaeuser that were characteristic of a consolidated group under common control. For the thirteen and twenty-six weeks ended June 26, 2006, the Weyerhaeuser Fine Paper Business purchased from Weyerhaeuser pulp, fiber and corrugated boxes for an amount of $44 million and $90 million, respectively, and sold pulp, paper and lumber for an amount of $59 million and $92 million, respectively.

GUARANTEES

INDEMNIFICATIONS

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. As at July 1, 2007, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

Tax Sharing Agreement

In conjunction with the Transaction, we signed a Tax Sharing Agreement that governs both our and Weyerhaeuser’s rights and obligations after the Transaction with respect to taxes for both pre and post-Distribution periods in regards to general ordinary course taxes, and also covers related administrative matters. The Distribution refers to the distribution of our common stock to Weyerhaeuser shareholders.

We will generally be required to indemnify Weyerhaeuser and its shareholders against any tax resulting from the Distribution if that tax results from an act or omission by us after the Distribution. If Weyerhaeuser, however, should recognize a gain on the Distribution for reasons not related to an act or omission to act by us after the Distribution, Weyerhaeuser would be responsible for such taxes and would not be entitled to indemnification by us under the Tax Sharing Agreement. In addition, to preserve the tax-free treatment of the Distribution to Weyerhaeuser, the following actions will be subject to restrictions for a two-year period following the date of the Distribution:

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

PENSION PLANS

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. As at July 1, 2007, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. EDDY ACQUISITION

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have had to pay up to a maximum of $113 million (CAN$120 million), an amount which is gradually declining over a 25-year period. As at March 7, 2007, the closing date of our transaction, the maximum amount of the purchase price adjustment was $103 million (CAN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $103 million (CAN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of $103 million (CAN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

DEBT AGREEMENTS

Certain debt agreements of Domtar Inc. require us to indemnify investors in the event of changes in elements such as withholding tax regulations. As the nature and scope of such indemnifications are contingent on future events, none of which can be foreseen as at July 1, 2007, no provisions have been recorded in the consolidated financial statements.

ACCOUNTING CHANGES

ACCOUNTING FOR PLANNED MAJOR MAINTENANCE

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the previously acceptable accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The three accounting methods permitted under the Staff Position are: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. On January 1, 2007 we adopted retroactively with restatement of prior periods the direct expensing method. We previously used the accrue-in-advance method for interim periods. The adoption of this Staff Position had no significant impact on the annual consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our results of operations and financial position. On an ongoing basis, management reviews its estimates, including those related to environmental matters and other asset retirement obligations, useful lives, impairment of long-lived assets, goodwill and other intangible assets, pension and other employee future benefit plans and income taxes based upon currently available information. Actual results could differ from those estimates.

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

Domtar Corporation also has several defined benefit pension plans covering substantially all employees. In the United States, this includes pension plans that are qualified under the Internal Revenue Code (“qualified”) as well as a plan that provides benefits in addition to those provided under the qualified plans for a select group of employees, which is not qualified under the Internal Revenue Code (“unqualified’). In Canada, plans are registered under the Income Tax Act and under their respective provincial pension acts (“registered”), or plans may provide additional benefits to a select group of employees, and not be registered under the Income Tax Act or provincial pension acts (“non-registered”). The defined benefit plans are generally contributory in Canada and non-contributory in the United States. The pension expense and the obligation related to the defined benefit plans are actuarially determined using management’s most probable assumptions.

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

An expected rate of return on plan assets of 6.2% was considered appropriate by our management for the determination of pension expense for 2007. The expected return on plan assets assumption is based on an analysis of the target asset allocation and expected return by asset class. This rate is adjusted for an equity risk premium and by 0.5% to take into consideration the active investment management of the plan assets.

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

FORWARD-LOOKING STATEMENTS

Some information included in this Quarterly Report may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	the effect of general economic conditions, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products, which may be tied to the relative strength of various U.S. and/or Canadian business segments;

•	product selling prices;

•	energy prices;

•	raw material prices;

•	chemical prices;

•	performance of Domtar Corporation’s manufacturing operations including unexpected maintenance requirements;

•	the successful integration of the Weyerhaeuser Fine Paper Business with Domtar Inc. and the execution of internal performance plans;

•	the ability to realize anticipated cost savings;

•	the ability to implement cost reduction initiatives;

•	the ability to integrate acquired businesses into existing operations;

•	the closing of our transaction to sell substantially all of our Wood business;

•	the level of competition from domestic and foreign producers;

•	the effect of forestry, land use, environmental and other governmental regulations, and changes in accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors,” in the Company’s Form 10 filed on February 1, 2007.

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
Income before depreciation and amortization and interest expense
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

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimized risk may not qualify for hedge accounting.

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

Transition to New Public Company

As discussed in detail under the caption “The Transaction” in Note 1 of the financial statements (refer to Part 1, Item 1), on March 7, 2007, we completed a transaction pursuant to which we became an independent holding company that, directly or indirectly through our subsidiaries, owns both the Weyerhaeuser Fine Paper Business and Domtar Inc. We are in the process of integrating the procedures and practices we inherited from Weyerhaeuser (with respect to the Weyerhaeuser Fine Paper Business) and from Domtar (with respect to the Domtar business). In connection with the Transaction we entered into a Transition Services Agreement (TSA) with Weyerhaeuser to provide services to us relating to finance and administration, human resources and payroll, and information technology to enable us to manage an orderly transition in the operation of the Weyerhaeuser Fine Paper Business. Pursuant to the TSA, certain financial and accounting information used to complete our financial statements for fiscal 2007, including the interim period ended July 1, 2007, and the comparable period of 2006 was, or will be, prepared by Weyerhaeuser based on Weyerhaeuser systems and controls.

There are many complexities arising from the Transaction that impacted the preparation of our financial information including the timing of the closing of the Transaction late in the first quarter and the related availability of the financial systems and related system conversion, and the allocation of the purchase price of Domtar Inc. to its assets and application of purchase accounting. In addition, in conjunction with the TSA with Weyerhaeuser, additional time was required to obtain certain key information and supporting documentation necessary to complete our review of all financial statement accounts. Our disclosure controls and procedures include extensive management and senior management review of all financial matters and disclosures before any public filing is made.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was performed, as of July 1, 2007, by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation and due to the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2007, our disclosure controls and procedures were not effective at a reasonable assurance level.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses as of April 1, 2007 which were not remediated as of July 1, 2007.

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

These control deficiencies resulted in adjustments to the April 1, 2007 interim financial statements and a delay in the filing of that Quarterly Report on Form 10-Q for our first quarter of 2007. In addition, and until remediated, these control deficiencies could result in a misstatement of substantially all accounts and disclosures which would result in a material misstatement of the Company’s annual or interim financial statements that would not be prevented or detected.

Plan for Remediation of Material Weaknesses

We are in the process of integrating the procedures and practices we inherited from Weyerhaeuser (with respect to the Weyerhaeuser Fine Paper Business) and from Domtar (with respect to the Domtar business). The Company has hired additional professional financial and accounting staff, engaged temporary professional resources to help review the accounting records being prepared under the TSA and is preparing to take over the finance and administration, human resources and payroll, and information technology functions covered by the TSA with Weyerhaeuser. However, while we believe that we have controls designed to be effective, not all have operated for a sufficient period of time to demonstrate operating effectiveness. The Company will continue to receive services under the TSA for a period of time and, as a result, the circumstances that lead to the untimely filing of our Form 10-Q for the period ended April 1, 2007 may persist for a certain period in 2007 and may have an impact on future filings. We continue to monitor and assess our remediation activities to ensure that the material weaknesses discussed above are remediated as soon as practicable. However, it is expected that they will be remediated by September 30, 2007, the date of our next fiscal quarter end.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No changes occurred during the second quarter of 2007 that had a material effect on the information relating to the legal proceedings that was provided in our Quarterly Report on Form 10-Q for the thirteen week period ended April 1, 2007.

ITEM 1A.	RISK FACTORS

In the normal course of business, we face risks and uncertainties that in the event of their occurrence, could materially adversely affect our business and financial condition. There have been no significant changes to the risk factors presented in the Company’s Form 10 as filed with the Securities and Exchange Commission on February 1, 2007, and the Company’s Form 10-Q for the thirteen week period ended April 1, 2007.

ITEM 6.	EXHIBITS

Exhibit 15.1	Review Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

Exhibit 15.2	Review Report of Independent Registered Public Accounting Firm – KPMG LLP

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 13, 2007	By:	/s/ RAZVAN THEODORU
Razvan Theodoru Vice-President and Secretary