Form 10-Q
period 2007-09-30
Domtar CORP
filed 2007-11-09
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

COMMISSION FILE NUMBER 001-33164

DOMTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-5901152
(State of Incorporation)	(I.R.S. Employer Identification No.)

395 de Maisonneuve West, Montreal, Quebec H3A 1L6 Canada

(Address of principal executive offices) (zip code)

(514) 848-5555

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

At October 31, 2007, 466,179,860 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30 2007	September 24 2006	September 30 2007	September 24 2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$	$	$
Sales	1,660	795	4,294	2,433
Operating expenses
Cost of sales, excluding depreciation and amortization	1,283	605	3,418	2,023
Depreciation and amortization	128	77	337	229
Selling, general and administrative	126	44	276	131
Impairment of goodwill (NOTE 10)	—	—	—	749

	1,537	726	4,031	3,132

Operating income (loss)	123	69	263	(699)
Interest expense	48	—	106	—

Income (loss) before income taxes	75	69	157	(699)
Income tax expense (NOTE 7)	39	21	61	12

Net income (loss)	36	48	96	(711)

Per common share (in dollars) (NOTE 5)
Net income (loss)
Basic	0.07	0.17	0.21	(2.50)
Diluted	0.07	0.17	0.21	(2.50)
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	515.4	284.1	459.6	284.1
Diluted	517.8	284.1	461.5	284.1

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	As at
	September 30 2007	December 31 2006
(In millions of US dollars)	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	136	1
Receivables, less allowances of $9 and $2 (NOTE 8)	595	340
Inventories (NOTE 9)	1,018	520
Prepaid expenses	25	6
Income and other taxes receivable	9	—
Deferred income taxes (NOTE 7)	62	22

Total current assets	1,845	889
Property, plant and equipment, at cost	10,007	6,696
Accumulated depreciation	(4,072)	(3,631)

Net property, plant and equipment	5,935	3,065
Goodwill (NOTE 10)	141	14
Intangible assets, net of amortization	30	—
Other assets (NOTE 11)	110	30

Total assets	8,061	3,998

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	75	—
Trade and other payables	750	250
Income and other taxes payable	79	6
Long-term debt due within one year (NOTE 13)	19	12

Total current liabilities	923	268
Long-term debt (NOTE 13)	2,356	32
Deferred income taxes (NOTE 7)	1,144	758
Other liabilities and deferred credits (NOTE 14)	426	25
Commitments and contingencies (NOTE 16)
Shareholders’ equity
Business Unit equity	—	2,852
Common stock (NOTE 15)	5	—
Exchangeable shares (NOTE 15)	343	—
Additional paid-in capital	2,497	—
Retained earnings	73	—
Accumulated other comprehensive income	294	63

Total shareholders’ equity	3,212	2,915

Total liabilities and shareholders’ equity	8,061	3,998

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Business Unit equity	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
(In millions of US dollars, unless otherwise noted)	(Unaudited)
		$	$	$	$	$	$	$
Balance as at December 31, 2006	—	—	—	2,852	—	—	63	2,915
Contribution of Weyerhaeuser fine paper business to Domtar Corporation	284.1	3	—	—	—	—	—	3
Net income to March 6, 2007	—	—	—	23	—	—	—	23
Distribution to Weyerhaeuser Co prior to March 7, 2007	—	—	—	(1,431)	—	—	—	(1,431)
Acquisition of Domtar Inc.	231.0	2	500	—	1,032	—	—	1,534
Post closing adjustments (NOTE 1)	—	—	—	(138)	—	—	5	(133)
Transfer of business unit equity	—	—	—	(1,306)	1,306	—	—	—
Conversion of exchangeable shares	—	—	(157)	—	157	—	—	—
Issuance of common shares	0.3	—	—	—	2	—	—	2
Net income from March 7 to September 30, 2007 (NOTE 1)	—	—	—	—	—	73	—	73
Foreign currency translation adjustments, net of tax impact	—	—	—	—	—	—	222	222
Losses and prior service cost related to pension and postretirement benefit plans	—	—	—	—	—	—	4	4

Balance as at September 30, 2007	515.4	5	343	—	2,497	73	294	3,212

COMPREHENSIVE INCOME

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30 2007	September 24 2006	September 30 2007	September 24 2006
(In millions of US dollars)	(Unaudited)
	$	$	$	$
Net income (loss)	36	48	96	(711)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax impact	82	3	222	29
Losses and prior service cost related to pension and postretirement benefit plans	—	—	4	—
Net change in cash flow fair value adjustments, net of tax	—	(5)	—	(18)

Comprehensive income (loss)	118	46	322	(700)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30 2007	September 24 2006	September 30 2007	September 24 2006
(In millions of US dollars)	(Unaudited)
	$	$	$	$
Operating activities
Net income (loss)	36	48	96	(711)
Adjustments to reconcile income to cash flows from operating activities
Depreciation and amortization	128	77	337	229
Deferred income taxes	(10)	(24)	(25)	(22)
Impairment of goodwill	—	—	—	749
Other	1	17	2	17
Changes in assets and liabilities, net of effects of acquisition
Receivables	(70)	(27)	(126)	(28)
Inventories	5	(19)	22	44
Prepaid expenses	3	3	(4)	(4)
Trade and other payables	15	(46)	60	(63)
Income and other taxes	37	—	68	—
Other assets and other liabilities	(1)	1	(6)	1

Cash flows provided from operating activities	144	30	424	212

Investing activities
Additions to property, plant and equipment	(19)	(12)	(65)	(53)
Proceeds from disposals of property, plant and equipment	1	—	23	—
Business acquisitions – cash acquired	—	—	573	—
Other	3	—	(1)	—

Cash flows provided from (used for) investing activities	(15)	(12)	530	(53)

Financing activities
Net change in bank indebtedness	(6)	—	(9)	—
Issuance of short-term debt	—	—	1,350	—
Issuance of long-term debt	—	—	800	—
Repayment of short-term debt	—	—	(1,350)	—
Repayment of long-term debt	(75)	(1)	(156)	(4)
Debt issue costs	—	—	(24)	—
Distribution to Weyerhaeuser prior to March 7, 2007	—	(18)	(1,431)	(155)
Other	—	—	(5)	—

Cash flows used for financing activities	(81)	(19)	(825)	(159)

Net increase (decrease) in cash and cash equivalents	48	(1)	129	—
Translation adjustments related to cash and cash equivalents	8	—	6	—
Cash and cash equivalents at beginning of period	80	2	1	1

Cash and cash equivalents at end of period	136	1	136	1

Supplemental cash flow information
Net cash payments for:
Interest	45	—	88	—
Income taxes	17	—	38	—

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Domtar Corporation (“the Company” or “Domtar”) was incorporated on August 16, 2006 for the sole purpose of holding the Weyerhaeuser Fine Paper Business (the “Business Unit”) and consummating the combination of the Business Unit with Domtar Inc. (the “Transaction”). The Business Unit was operated by Weyerhaeuser Company (“Weyerhaeuser”) prior to the completion of the Transaction.

On August 22, 2006, Weyerhaeuser and certain wholly owned subsidiaries entered into an agreement with Domtar Inc. providing for:

•	A series of transfers and other transactions resulting in the Business Unit becoming wholly owned by the Company (the “Contribution”);

•	The distribution of shares of the Company to Weyerhaeuser shareholders (the “Distribution”); and

•	The combination of Domtar Inc., treated as a purchase for accounting purposes, with the Company.

The Transaction was consummated on March 7, 2007. Domtar Corporation had no operations prior to March 7, 2007 when, upon the completion of the Transaction, it became an independent public holding company that, directly or indirectly through its subsidiaries, owns the Business Unit and Domtar Inc. As of the date of consummation of the Transaction Domtar Corporation is referred to as the “Successor.”

Domtar Inc. is an integrated manufacturer of uncoated free sheet with pulp, paper and converting facilities in Canada and the United States. Domtar Inc.’s paper business is the most significant segment. In addition to the paper business, Domtar Inc. manufactures and markets lumber and wood-based value-added products and engages in the paper merchants business, which involves the purchasing, warehousing, sale and distribution of various paper products made by Domtar Inc. and by other manufacturers.

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

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION

The Contribution constituted a transfer of net assets between entities under common control, and as a result, the Company reports the accounts of the Business Unit at their historical cost or carry over basis as of the date of the Contribution. The agreements giving effect to the spin-off of the Business Unit, provide for various post-closing transaction adjustments and the resolution of outstanding matters, which are expected to be addressed by the parties during 2007. The post-closing adjustments made through September 30, 2007 are as follows: $41 million increase in long-term liabilities and decrease in Business Unit equity related to the recognition of post-retirement benefit obligations that were assumed as part of the Transaction but were not reflected in the historical carve out financial statements of the Weyerhaeuser Fine Paper Business; assumed $48 million increase in deferred tax liabilities and decrease in Business Unit equity related to the contribution of Canadian assets with a tax basis that was different Post-Transaction than was assumed in the carve out financial statements; $44 million decrease in property, plant and equipment related to differences in the carve out basis of shared assets versus the basis of assets actually transferred in the transaction. Certain balance sheet matters remain under discussion with Weyerhaeuser. Resolution of these discussions may lead to an adjustment to additional paid-in capital or results of operations.

The combination of Domtar Inc. with the Company constituted, for accounting purposes, the acquisition of Domtar Inc. by Domtar Corporation and, as a result, the Company reports the results of Domtar Inc. starting on March 7, 2007.

For accounting and financial reporting purposes, the Business Unit is considered to be the surviving entity following the Transaction and, as a result, the Company is required to present historical financial statements as though it owned only the Business Unit and not Domtar Inc. prior to the Transaction, because the Company had no operations and substantially no assets prior to the Contribution, the “Predecessor” financial statements are those of the Business Unit. Accordingly, the results reported for the thirty-nine weeks ended September 24, 2006 include only the results of operations of the Predecessor for the entire period and the results reported for the thirty-nine weeks ended September 30, 2007 include the results of operations of the Predecessor for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to September 30, 2007.

The accompanying unaudited interim consolidated financials statements of the Company, prepared in accordance with the applicable rules of the Securities and Exchange Commission, contain all adjustments necessary to present fairly Domtar Corporation’s financial position as at September 30, 2007 and as at December 31, 2006 as well as the results of operations and the cash flows for the thirteen and thirty-nine week periods ended September 30, 2007 and September 24, 2006. The results of operations for the thirteen and thirty-nine week periods ended September 30, 2007 and September 24, 2006, should not be regarded as necessarily indicative of the results that may be expected for the full year. While management believes that the disclosures presented are adequate, these unaudited interim consolidated financial statements and notes do not include all of the information and disclosures required by generally accepted accounting principles in the United States of America for annual financial statements. Additional information is contained in the Predecessor annual combined financial statements and notes, filed on Form 8-K/A on June 22, 2007.

To conform with the basis of presentation adopted in the current period, certain figures previously reported in 2006 have been reclassified. For purposes of comparability between periods as well as ease of readability, the Predecessor financial statements included herein have been renamed to conform to the conventions used for the September 30, 2007 interim financial statements including the reference to “consolidated financial statements.” The consolidated financial statements include the accounts of Domtar Corporation and all wholly-owned subsidiaries.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

Significant differences in the funding and operation of the Business Unit may have existed if it operated as an independent, stand-alone entity, including the need for debt and the incurrence of interest expense, which could have had a significant impact on the financial position and results of operations.

USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), which require management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates, including those related to environmental matters, useful lives, impairment of long-lived assets and goodwill, pension and other employee future benefit plans, income taxes, closure and restructuring costs and asset retirement obligations, based on currently available information. Actual results could differ from those estimates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRANSLATION OF FOREIGN CURRENCIES

Self-Sustaining Foreign Operations

The local currency is considered the functional currency for the company’s operations outside the United States. For foreign subsidiaries that are considered financially and operationally self-sustaining, the current rate method of translation of foreign currencies has been used. Under this method, assets and liabilities are translated into U.S. dollars at the rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. All gains and losses arising from the translation of the financial statements of these foreign subsidiaries are included in the “Accumulated other comprehensive income” account under “Shareholders’ equity.”

VARIABLE INTEREST ENTITIES

Variable interest entities (VIE) are entities in which equity investors do not have a controlling financial interest or the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. Domtar Corporation consolidates the VIE if Domtar Corporation is considered the VIE’s primary beneficiary, defined as the party that receives the majority of the expected residual returns and/or that absorbs the majority of the entity’s expected losses. As a result, Domtar Corporation consolidates the operations of Wapawekka Lumber LP (“Wapawekka”). Wapawekka is a 51% owned limited partnership that operates a sawmill in Saskatchewan, Canada.

REVENUE RECOGNITION

Domtar Corporation recognizes revenue when persuasive evidence of an arrangement exists, when goods are shipped, when there are no uncertainties surrounding product acceptance, when the related revenue is fixed or determinable, when collection is considered reasonably assured and when the customer takes title and assumes the majority of the risks and rewards of ownership.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of cost of sales in the consolidated statements of income.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost which approximates fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation including asset impairment write-downs. Interest costs are capitalized for significant capital projects. For timber limits and timberlands, amortization is calculated using the unit of production method. For all other assets, amortization is calculated using the straight-line method over the estimated useful lives of the assets. Buildings are amortized over periods of 10 to 40 years and machinery and equipment over periods of 3 to 20 years. The depreciation expense is reported net of the amount of the amortization of deferred credits related to property, plant and equipment. No depreciation is recorded on assets under construction.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to their estimated undiscounted future cash flows. Impaired assets are recorded at estimated fair value, determined principally by using discounted future cash flows expected from their use and eventual disposition.

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

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations are recognized, at fair value, in the period in which Domtar Corporation incurs a legal obligation associated with the retirement of an asset. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using a credit adjusted risk-free interest rate.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Domtar Corporation uses the fair value based approach of accounting for stock-based payments to directors and employees and for stock options granted to the employees. Any consideration paid by plan participants on the exercise of share options or the purchase of shares is credited to additional paid-in capital.

Unless otherwise determined at the time of the grant, time-based awards vest in approximately equal instalments over four years beginning on the first anniversary of the grant date and performance-based awards vest based on achievement of pre-determined performance goals over performance periods of three years. Awards may be subject to both performance and time-based vesting. The contributed surplus component of the stock-based compensation is transferred to common shares upon the issuance of shares of common stock.

Deferred Share Units vest immediately at the grant date and are remeasured at each reporting period, until settlement, using the quoted market value. The cost of the common stock acquired by the Company under the Restricted Stock Plan is amortized over the restricted period. Deferred Share Units and common stock acquired under the Restricted Stock Plan are accounted for in compensation expense, in “Other liabilities and deferred credits” and “Other assets.”

DERIVATIVE INSTRUMENTS

Derivative instruments are contracts that require or provide an option to exchange cash flows or payments determined by applying certain rates, indices or changes therein to notional contract amounts. Derivative instruments are utilized by Domtar Corporation in the management of the foreign currency price risk on certain purchases and sales and interest rate exposures.

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

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

PENSIONS

Domtar Corporation’s plans include funded and unfunded defined benefit pension plans and defined contribution plans. Domtar Corporation recognizes the overfunded or underfunded status of defined benefit pension plans as an asset or liability in the consolidated balance sheets. The net periodic benefit cost includes the following:

•	The cost of pension benefits provided in exchange for employees’ services rendered during the period,

•	The interest cost of pension obligations,

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

OTHER EMPLOYEE FUTURE BENEFIT PLANS

Domtar Corporation recognizes the underfunded status of other post-retirement plans (other than multiemployer plans) as an asset or liability in the statement of financial position. These benefits, which are funded by Domtar Corporation as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. Domtar Corporation amortizes the cumulative net actuarial gains and losses in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 15 years of the active employee group covered by the plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

NOTE 2. ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR PLANNED MAJOR MAINTENANCE

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the previously acceptable accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The three accounting methods permitted under the Staff Position are: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. On January 1, 2007, the Company adopted retroactively with restatement of prior periods the direct expensing method. The Company previously used the accrue-in-advance method for interim periods. The adoption of this Staff Position had no significant impact on the annual consolidated financial statements.

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

IMPACT OF ACCOUNTING PRONOUNCEMENTS NOT YET IMPLEMENTED

Fair Value Option

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159). FAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under FAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The Company is currently evaluating the effect that FAS 159 will have on the financial position and results of operations for fair value measurements incurred after the adoption in fiscal 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2. ACCOUNTING CHANGES (CONTINUED)

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157). FAS 157 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Company is currently evaluating the effect that FAS 157 will have on the financial position and results of operations for fair value measurements incurred after the adoption in fiscal 2008.

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

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. BUSINESS COMBINATION (CONTINUED)

The total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair value, which are based on information currently available. The Company is in the process of completing the valuation of certain assets and liabilities and expects to complete such valuation in the fourth quarter of 2007. Accordingly, the final allocation of the fair value to the assets acquired and liabilities assumed could differ materially from the amounts presented in the consolidated financial statements. The principal significant elements for which the fair value could be modified include stores inventories, property, plant and equipment, intangible assets, goodwill, deferred income taxes, pension plans and other employee future benefit plans.

The Company has refined the preliminary purchase price allocation in the third quarter of 2007. This refinement did not result in a significant variation in the preliminary purchase price allocation compared to the allocation previously reported as of July 1, 2007.

The table below illustrates the preliminary purchase price allocation:

(In millions of US dollars)	(Unaudited)
$
Fair value of net assets acquired at the date of acquisition
Cash and cash equivalents	573
Receivables	166
Inventories	495
Prepaid expenses	12
Income and other taxes receivable	7
Deferred income taxes – current	18
Property, plant and equipment	2,822
Intangible assets	29
Deferred income tax assets – non-current	107
Goodwill	106
Other assets	60

Total assets	4,395

Less: Liabilities
Bank indebtedness	67
Trade and other payables	388
Income and other taxes payable	15
Long-term debt due within one year	1
Long-term debt	1,660
Deferred income tax liability – non-current	363
Other liabilities and deferred credits	311
Minority interests	28

Total liabilities	2,833

Fair value of net assets acquired at the date of acquisition	1,562

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. BUSINESS COMBINATION (CONTINUED)

The two main components of the preliminary intangible asset amount are $10 million for customer relationships and $19 million for favorable natural gas contracts. The intangible assets related to customer relationships are amortized on a straight line basis over the estimated useful life of 5 years and the natural gas contracts will be amortized over a period of 3 years based on the life of the contracts.

The following unaudited information for the thirteen weeks ended September 30, 2007 and the unaudited pro-forma information for the thirty-nine weeks ended September 30, 2007, the thirteen weeks ended September 24, 2006 and the thirty-nine weeks ended September 24, 2006 presents a summary of consolidated results of operations of the Company as if the combination had occurred at the beginning of the respective fiscal periods. These pro forma results have been prepared for comparative purposes only.

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30 2007	September 24 2006	September 30 2007	September 24 2006
(In millions of US dollars, unless otherwise noted)	(Unaudited)
	$	$	$	$
Sales	1,634	1,689	4,878	5,076
Operating expenses, excluding depreciation and amortization	1,383	1,416	4,248	5,309
Depreciation and amortization	128	124	376	367

Operating income (loss)	123	149	254	(600)
Income (loss) before income taxes	75	90	117	(752)
Net income (loss) applicable to common stock	36	69	63	(739)

Basic income (loss) per share	0.07	0.13	0.12	(1.43)

Diluted income (loss) per share	0.07	0.13	0.12	(1.43)

Basic weighted average number of common shares outstanding (millions)	515.4	515.1	515.1	515.1

Diluted weighted average number of common shares outstanding (millions)	517.8	515.1	515.1	515.1

The above includes a charge of $749 million for the impairment of goodwill in the first quarter of 2006, not deductible for tax. The above also includes a charge of $29 million for transaction related costs of Domtar Inc. incurred in the first quarter of 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

During the second quarter of 2007, the Company granted awards under the Omnibus Plan as follows:

Performance Conditioned Restricted Stock Units (“PCRSUs”)

On June 27, 2007, the Company granted 1,381,100 PCRSUs to management committee members having a weighted average grant date fair value of $10.44 and a weighted average remaining contractual life of approximately 21 months. Each PCRSU is equivalent in value to one common share and is subject to a service condition as well as a performance or market condition. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the period to vesting. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. Upon vesting, the participants will receive common shares of the Company or in certain instances cash of an equivalent value. As of September 30, 2007, none of the performance or market conditions were met.

Restricted Stock Units (“RSUs”)

On June 27, 2007, the Company granted 818,250 RSUs having a weighted average grant date fair value of $10.64 and a weighted average remaining contractual life of approximately 23 months. The Company will deliver one share of common stock in settlement of each outstanding RSU (including dividend equivalents) that has vested in accordance with the stipulated service conditions. The awards cliff vest at various dates up to February 28, 2010.

Deferred Stock Units (“DSUs”)

The Company delivers, on a quarterly basis, DSUs to its Directors that vest immediately on the grant date. The Company will deliver at the option of the holder either one share of common stock or the cash equivalent of the fair market value on settlement of each outstanding DSU (including dividend equivalents accumulated) upon termination of service.

Non-qualified Stock Options

On June 27, 2007, the Company granted 615,900 stock options, having an exercise price of $10.64 and grant date fair value of $2.88. The stock options vest at various dates up to February 28, 2010 if certain market conditions are met in addition to a service period. Upon exercise, the option holders may elect to proceed with a cashless exercise and receive common shares net of the deduction for cashless exercise. The options expire at various dates no later than seven years from the date of grant.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

GENERAL TERMS OF AWARDS UNDER THE OMNIBUS

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

Replacement Plans For Awards to Former Employees of Weyerhaeuser

Prior to the consummation of the Transaction, employees of Weyerhaeuser who were being transferred to the Company were given the opportunity to exchange their outstanding Weyerhaeuser equity awards for awards of the Company having the same terms and conditions as their prior Weyerhaeuser awards. The Company has adopted three plans to provide for the grant of the Company’s equity awards in exchange for the prior plan awards. The Restricted Share Units (“RSU”), Stock Appreciation Rights (“SAR”) and Stock Options mirror the three Weyerhaeuser plans under which the prior plan awards were initially granted.

Awards were made under these plans in connection with the consummation of the Transaction only to those employees who elected to exchange their prior plan awards for the Company’s equity awards.

Replacement Plans For Former Domtar Inc. Awards

Options granted to Domtar Inc. employees, whether vested or unvested, were exchanged on the same terms and conditions for an option to purchase a number of shares of common stock of Domtar Corporation equal to the number of the Company’s common shares or of equivalent value determined using the Black-Scholes option-pricing model, depending if the exercise price was higher, equal or less than the market value at the time of the exchange.

Each outstanding award of restricted Domtar Inc. common shares were exchanged on a one-for-one basis, and on the same terms and conditions as applied to Domtar Inc. restricted share awards, for awards of restricted shares of the Company’s common shares (“RSA”). On March 7, 2007, 654,935 common shares were acquired and are held in trust in exchange for the former Domtar Inc. restricted awards.

Each outstanding grant of DSUs with respect to Domtar Inc. common shares were exchanged on a one-for-one basis, on the same terms and conditions as applied to the Domtar Inc. DSUs, for DSUs with respect to shares of the Company’s common stock. On March 7, 2007, 351,718 DSUs and 54,815 DSUs were issued to outside directors and executives, respectively, in exchange for Domtar Inc. DSUs.

No new awards have been or will be made under any of the replacement plans.

For the thirteen and thirty-nine weeks ended September 30, 2007, compensation expense recognized in the Company’s results of operations was approximately $3 and $7 million respectively for all of the outstanding awards. Compensation cost not yet recognized amount to approximately $24 million and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

Summary of Outstanding Awards

Details regarding Domtar Corporation outstanding awards are presented in the following tables:

	PCRSU	RSU	DSU
	Unaudited
Outstanding as at January 1, 2007	—	—	—
Exchanged pursuant to the Transaction	—	875,733	406,533
Granted	1,381,100	818,250	71,593
Exercised/settled	—	—	(131,573)

Total outstanding as at September 30, 2007	1,381,100	1,693,983	346,553

	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
	Unaudited
		$		$
Outstanding as at January 1, 2007	—	—
Exchanged pursuant to the Transaction	4,869,502	7.33
Granted	615,900	10.64
Exercised	(288,916)	7.85
Forfeited / expired	(30,867)	7.78

Outstanding as at September 30, 2007	5,165,619	7.69	5.3	3.6

Options exercisable as at September 30, 2007	2,053,863	7.70	4.3	1.1

	Number of SARs	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
	Unaudited
		$		$
Outstanding as at January 1, 2007	—	—
Exchanged pursuant to the Transaction	195,395	6.58

Outstanding as at September 30, 2007	195,395	6.58	7.7	0.3

SARs exercisable as at September 30, 2007	14,644	6.27	7.1	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

The fair value of the stock options granted was estimated at the date of grant using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted.

(Unaudited)
Dividend yield	0%
Expected volatility	30% – 35%
Risk-free interest rate	4% – 5%
Expected life	4 to 6 years

The weighted average grant date fair value for the options and stock appreciation awards exchanged pursuant to the transaction was $3.27.

NOTE 5. EARNINGS (LOSS) PER SHARE

The following table provides the reconciliation between basic and diluted earnings (loss) per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 30 2007	September 24 2006	September 30 2007	September 24 2006
	(Unaudited)
	$	$	$	$
Net earnings (loss)	36	48	96	(711)
Weighted average number of common and exchangeable shares outstanding (millions)	515.4	284.1	459.6	284.1
Effect of dilutive securities (millions)	2.4	—	1.9	—

Weighted average number of diluted common and exchangeable shares outstanding (millions)	517.8	284.1	461.5	284.1

Basic net income (loss) per share (in dollars)	0.07	0.17	0.21	(2.50)
Diluted net income (loss) per share (in dollars)	0.07	0.17	0.21	(2.50)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. EARNINGS (LOSS) PER SHARE (CONTINUED)

The following table includes the potential maximum awards of certain performance-based awards that were not included in the computation of diluted income per share for both the thirteen and thirty-nine weeks ended September 30, 2007 due to performance targets not being satisfied at the end of the period:

September 30 2007
(Unaudited)
Performance-based awards	2,915,808

The calculation of earnings per common share for the thirteen weeks ended September 30, 2007 is based on the weighted-average number of Domtar Corporation common stock outstanding during the period. The calculation for diluted earnings per common share for the thirteen weeks ended September 30, 2007 recognizes the effect of all potential dilutive common stock.

Prior to the Transaction, Domtar Corporation did not have publicly traded common stock or stock options outstanding. The weighted average number of shares of common stock of Domtar Corporation outstanding for the thirteen weeks and the thirty-nine weeks ended September 30, 2007 assumes that all such common stock outstanding immediately after the Contribution but before the acquisition of Domtar Inc. were outstanding since January 1, 2007. The effect of dilutive securities for the thirty-nine weeks ended September 30, 2007 assumes that all replacement stock options of Domtar Corporation were outstanding immediately after the Contribution on March 5, 2007.

The weighted average number of shares of Domtar Corporation common stock outstanding for the thirteen weeks and the thirty-nine weeks ended September 24, 2006 assumes that all such common stock outstanding immediately after the contribution of the Business Unit but before the acquisition of Domtar Inc. were outstanding since December 26, 2005.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER EMPLOYEE FUTURE BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

As part of the acquisition of Domtar Inc., the Company now has several additional defined contribution plans, multi-employer and 401(k) plans. The pension expense is $3 million and $8 million for the thirteen and thirty-nine weeks ended September 30, 2007, respectively.

DEFINED BENEFIT PLANS AND OTHER EMPLOYEE POST RETIREMENT

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

Components of Net Periodic Benefit Cost	Thirteen weeks ended September 30, 2007		Thirty-nine weeks ended September 30, 2007
	(Unaudited)
	Pension plans	Other employee post-retirement benefit plans	Pension plans	Other employee post-retirement benefit plans
	$	$	$	$
Service cost for the period	12	1	29	3
Interest expense	22	2	52	5
Expected return on plan assets	(25)	—	(62)	—
Amortization of prior year service costs	—	—	1	—

Cost arising during the period	9	3	20	8

The Company contributed $24 million and $67 million for the thirteen and thirty-nine weeks ended September 30, 2007 to the pension plans. The Company also contributed $1 million and $3 million for the thirteen and thirty-nine weeks ended September 30, 2007 to the other employee future benefit plans. In conjunction with a partial wind-up declared in 2006 related to the pension plans of Domtar Inc., an estimated amount of $235 million of plan assets and liabilities is expected to be settled from the pension funds in 2007 and 2008. The Company will be required to make an augmented contribution to the plan in that year in the amount of approximately $38 million, of which $15 million was paid during the third quarter. The remaining amount will be paid in the fourth quarter. This augmented contribution does not have an impact on the expense of the period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 had no significant impact on the consolidated financial statements of the Company.

As at September 30, 2007, the Company had unrecognized tax benefits of approximately $41 million. If recognized, these tax benefits would impact the effective tax rate or goodwill. During the third quarter, the Company increased the uncertain tax liability account by approximately $10 million, out of which $8 million was related to a balance sheet reclassification, $1 million of new items identified during the third quarter and $1 million due to a fluctuation in foreign exchange. The Company does not expect a significant change to the amount of unrecognized tax benefits over the next 12 months.

The Company and the U.S. subsidiaries file three separate consolidated federal income tax returns as well as returns in various state and foreign jurisdictions. As at September 30, 2007, the Company’s subsidiaries may be subject to U.S. and Canadian federal income tax examinations for the tax years 2002 through 2006, with years prior to 2003 being closed from a cash tax liability standpoint in the U.S. In addition, the Company’s subsidiaries are undergoing tax audits in various state and foreign jurisdictions for the years 2000 to 2006. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of the operations and financial condition. The Company is expecting to complete the examination by the Canada Revenue Agency of its subsidiary Domtar Inc. for the taxation years of 2003, 2004 and 2005 in 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. INCOME TAXES (CONTINUED)

The following table provides the allocation of the income tax expense of each jurisdiction for the third quarter:

JURISDICTIONS	Canada	U.S.	Total
	(Unaudited)
	$	$	$
Income (loss) before income taxes	(23)	98	75
Income tax (benefit) expense	(6)	45	39
Effective tax rate	26%	46%	52%

The following table provides the allocation of the income tax expense of each jurisdiction on a year-to-date basis:

JURISDICTIONS	Canada	U.S.	Total
	(Unaudited)
	$	$	$
Income (loss) before income taxes	(73)	230	157
Income tax (benefit) expense	(32)	93	61
Effective tax rate	44%	40%	39%

The combined statutory rate in Canada is approximately 31% and the combined statutory rate in the U.S. is approximately 40%. The Canadian effective tax rate of the thirteen weeks ended September 30, 2007 includes an additional expense of $1 million related to current year non-deductible items. The U.S. effective tax rate for the thirteen weeks ended September 30, 2007 includes an additional expense of $6 million. This amount includes an adjustment to the Company's estimate of the non-conventional fuel tax credits of $3 million and a $2 million provision for the U.S. withholding taxes payable on future distributions from the U.S. subsidiaries under APB No. 23, “Accounting for Income Taxes – Special Areas”, (“APB 23”). The Canadian effective tax rate for the thirteen-nine weeks ended September 30, 2007 differs from the combined statutory rate due to a $7 million benefit related to changes in the federal income tax rate, out of which $6 million is related to a previously reported out of period adjustment. The U.S. effective tax rate includes $5 million related to the non-conventional fuel tax credit. The non-conventional fuel tax credits are subject to fluctuations in the price of oil. Due to the high level of uncertainty inherent in future oil prices, this estimate may change significantly and the Company may have to further adjust the credit in the fourth quarter. Under current U.S. tax law, the sale of biomass gas will no longer generate non-conventional fuel tax credits after 2007. Also, the Company recorded a $4 million expense for U.S. withholding taxes payable on future distributions from the U.S. subsidiaries.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. INCOME TAXES (CONTINUED)

TAX ATTRIBUTES

As a result of the Transaction, the Company has inherited federal net operating loss carry forwards and scientific research and experimental development expenditures not previously deducted of approximately of $1,147 million ($603 million in Canada and $544 million in the U.S). The March 7, 2007 transaction is considered to be an acquisition of control of Domtar Inc. for Canadian tax purposes and consequently the Canadian loss carry forwards amount will be utilized to increase the adjusted cost base of capital property with unrealized gains under paragraph 111(4)(e) of the Canadian Income Tax Act.

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

TAX SHARING AGREEMENT

In conjunction with the Transaction, the Company signed a Tax Sharing Agreement that governs both Weyerhaeuser and the Company’s rights and obligations after the Transaction with respect to taxes for both pre and post-Distribution periods in regards to ordinary course taxes, and also covers related administrative matters. The Distribution refers to the distribution of shares of the Company to Weyerhaeuser shareholders. The Company will generally be required to indemnify Weyerhaeuser and Weyerhaeuser shareholders against any tax resulting from the Distribution if that tax results from an act or omission to act by the Company after the Distribution. If Weyerhaeuser, however, should recognize a gain on the Distribution for reasons not related to an act or omission to act by the Company after the Distribution, Weyerhaeuser would be responsible for such taxes and would not be entitled to indemnification by the Company under the Tax Sharing Agreement. In addition, to preserve the tax-free treatment of the Distribution to Weyerhaeuser, the following actions will be subject to restrictions for a two-year period following the date of the Distribution:

•	the redemption, recapitalization, repurchase or acquisition by the Company of the capital stock;

•	the issuance by the Company of capital stock or convertible debt;

•	the liquidation of the Company;

•	the discontinuance of the operations of the Weyerhaeuser Fine Paper Business;

•	the sale or disposition (other than in the ordinary course of business) of all or a substantial part of the Weyerhaeuser Fine Paper Business; or

•	other actions, omissions to act or transactions that could jeopardize the tax-free status of the Distribution.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. RECEIVABLES

RECEIVABLES SECURITIZATION

In conjunction with the Transaction, the Company retained Domtar Inc.’s receivable securitization program. The Company uses securitization of the receivables as a source of financing by reducing the working capital requirements. The Company’s securitization program consists of the sale of receivables, or the sale of a senior beneficial interest in them, to a special purpose trust managed by a financial institution for multiple sellers of receivables. The agreement governing the Company’s receivables securitization program normally allows the daily sale of new receivables to replace those that have been collected. The agreement also limits the cash that can be received from the sale of the senior beneficial interest. The subordinated interest retained by the Company is included in “Receivables” on the Consolidated Balance Sheet and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

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

As at September 30, 2007, the senior beneficial interest in receivables held by third parties amounted to $130 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INVENTORIES

	September 30 2007	December 31 2006
	(Unaudited)
	$	$
Work in process and finished goods	589	335
Raw materials and operating and maintenance supplies	429	185

Balance at end of period	1,018	520

NOTE 10. GOODWILL

The carrying value of goodwill and changes in the carrying value are as follows:

	September 30 2007	December 31 2006
	(Unaudited)
	$	$
Beginning of period	14	763
Impairment of goodwill	—	(749)
Purchase price allocation (NOTE 3)	106	—
Impact of foreign exchange on purchase price allocation (NOTE 3)	21	—

End of period	141	14

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11. OTHER ASSETS

	September 30 2007	December 31 2006
	(Unaudited)
	$	$
Pension asset – defined benefit pension plans	46	16
Unamortized debt issue costs	18	—
Deferred income tax assets	27	—
Investments and advances	8	—
Other	11	14

	110	30

NOTE 12. CLOSURE AND RESTRUCTURING COSTS

On July 31, 2007, Domtar Corporation announced that it will permanently close two paper machines, one at the Woodland, Maine paper mill and another at the Port Edwards, Wisconsin paper mill as well as the Gatineau, Quebec paper mill and the converting center in Ottawa, Ontario. In total, these closures will result in the permanent curtailment of approximately 284,000 tons of paper capacity per year and will affect approximately 430 employees.

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

At September 30, 2007, the closure and restructuring cost provision related to the above plan was $17 million, related entirely to the Papers segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12. CLOSURE AND RESTRUCTURING COSTS (CONTINUED)

The following table provides the components of closure and restructuring liability:

As at September 30 2007
(Unaudited)
$
Labor costs	10
Environmental liabilities	5
Contract termination costs	2

Balance, end of period	17

Other costs related to the above closures expected to be incurred over 2007 and 2008 include $2 million for training, relocation, outplacement and security costs. These costs will be expensed as incurred. As at September 30, 2007, less than $1 million has been incurred to date.

Closure and restructuring costs are based on management’s best estimates as at September 30, 2007. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13. LONG-TERM DEBT

	Maturity	Nominal Amount	Currency	September 30 2007	December 31 2006
				(Unaudited)
		$		$	$
Unsecured debentures and notes
10% Debentures	2011	82	CDN	91	—
7.875% Notes	2011	600	US	634	—
5.375% Notes	2013	350	US	321	—
7.125% Notes	2015	400	US	398	—
9.5% Notes	2016	125	US	139	—
10.85% Debentures	2017	75	CDN	91	—
Secured term loan facility	2014		US	645	—
Capital lease obligations	2007 – 2028			48	39
Other				8	5

				2,375	44
Less: Due within one year				19	12

Balance at end of period				2,356	32

Principal long-term debt repayments, including capital lease obligations, in each of the next five years amounted to:

	Long-term debt	Capital leases
	(Unaudited)
	$	$
2008	14	10
2009	8	9
2010	10	9
2011	690	6
2012	8	4
Thereafter	1,556	28

	2,286	66
Less: Amounts representing interest	—	(18)

Total payments, excluding the fair value increment of $41 million	2,286	48

UNSECURED DEBENTURES AND NOTES

The 10% and 10.85% debentures each have purchase fund requirements, whereby the Company undertakes to make all reasonable efforts to purchase quarterly, for cancellation, a portion of the aggregate principal amount of the debentures at prices not exceeding par.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13. LONG-TERM DEBT (CONTINUED)

BANK FACILITY

On March 7, 2007, the Company, Domtar Paper Company, LLC and Domtar Inc. entered into a new credit agreement, which consisted of an $800 million senior secured tranche B term loan facility and a $750 million senior secured revolving credit facility. Borrowings by the Company and Domtar Paper Company LLC (the U.S. borrowers) under the senior revolving credit facility will be made available in U.S. dollars and borrowings by Domtar Inc. under the senior revolving credit facility will be made available in U.S. dollars and/or Canadian dollars and limited to $150 million (or the Canadian equivalent thereof). Upon the closing of the Transactions, the Company borrowed $800 million under the Term loan B facility and $60 million under the revolving loan facility. The borrowing proceeds from the new credit facility, combined with cash on hand that was advanced from Domtar Inc., served mainly to repay a temporary borrowing of $1.35 billion incurred by the Company as part of the Transaction.

Amounts drawn under the tranche B term loan facility bear annual interest at either a eurodollar rate plus a margin of 1.375%, or an alternate base rate plus a margin of 0.375%. Amounts drawn under the revolving credit facility bear annual interest at either a eurodollar rate plus a margin of 1.25% to 2.25%, or an alternate base rate plus a margin of 0.25% to 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in U.S. dollars bear annual interest at either a eurodollar rate plus a margin of 1.25% to 2.25%, or an U.S. base rate plus a margin of 0.25% to 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in Canadian dollars bear annual interest at the Canadian prime rate plus a margin of 0.25% to 1.25%. Domtar Inc. may also issue bankers’ acceptances denominated in Canadian dollars which are subject to an acceptance fee, payable on the date of acceptance, which is calculated at a rate per annum equal to 1.25% to 2.25%. The interest rate margins and the acceptance fee, in each case, with respect to the revolving credit facility are subject to adjustments based on the Company’s consolidated leverage ratio.

The tranche B term loan facility matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan facility amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date.

As at September 30, 2007, borrowings under the tranche B term loan facility had been reduced from the initial $800 million to $645 million. There was no drawing under the revolving credit facility and $3 million of borrowings outstanding in the form of overdraft. In addition, as at September 30, 2007, the Company had outstanding letters of credit pursuant to this bank credit for an amount of $51 million. The Company also has other outstanding letters of credit for an amount of $2 million.

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, dividends and other payments in respect of capital stock, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions, changes in lines of business, and the proposed amendments to the transaction documents to the extent that any such amendment would be materially adverse to the interests of the lenders. For so long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined) to consolidated cash interest coverage ratio of greater than 2.50x and a consolidated debt to consolidated EBITDA ratio of less than 4.75x, decreasing to 4.5x on December 31, 2008. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13. LONG-TERM DEBT (CONTINUED)

The Company’s direct and indirect, existing and future, U.S. wholly-owned subsidiaries serve as guarantors of the senior secured credit facilities for any obligations thereunder of the U.S. borrowers, subject to exceptions for the U.S. subsidiaries of Domtar Inc. and other agreed exceptions. Presently, Domtar Paper Company, LLC is the sole subsidiary guaranteeing the Company’s obligations under the Credit Agreement. Domtar Inc.’s direct and indirect, existing and future, wholly-owned subsidiaries, as well as the Company and its subsidiaries, serve as guarantors of Domtar Inc.’s obligations as a borrower under the senior secured credit facilities, subject to agreed exceptions. Presently, Domtar Paper Company, LLC and the Company’s subsidiaries guarantee Domtar Inc.’s obligations under the Credit Agreement. Domtar Inc. does not guarantee the Company’s obligations under the Credit Agreement.

The obligations of the Company in respect of the senior secured credit facilities are secured by all of the equity interests of the Company’s direct and indirect U.S. subsidiaries, other than the U.S. subsidiaries of Domtar Inc., and 65% of the equity interests of the Company’s direct and indirect “first-tier” foreign subsidiaries, subject to agreed exceptions, and a perfected first priority security interest in substantially all of the Company’s and its direct and indirect U.S. subsidiaries’ tangible and intangible assets (other than the U.S. subsidiaries of Domtar Inc.). The obligations of Domtar Inc., and the obligations of the non-U.S. guarantors, in respect of the senior secured credit facilities and any hedge agreements or cash management arrangements entered into with a lender thereunder also are secured by all of the equity interests of the Company’s direct and indirect subsidiaries, subject to agreed exceptions, and a perfected first priority security interest, lien and hypothec in the inventory of Domtar Inc., its immediate parent, and its direct and indirect subsidiaries, other than its U.S. subsidiaries.

Certain debt agreements require the Company to indemnify investors in the event of changes in elements such as withholding tax regulations. As the nature and scope of such indemnifications are contingent on future events, none of which can be foreseen as at September 30, 2007, no provisions have been recorded in the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. OTHER LIABILITIES AND DEFERRED CREDITS

	September 30 2007	December 31 2006
	(Unaudited)
	$	$
Liability – other employee future benefit plans	128	—
Pension liability – defined benefit pension plans	146	—
Provision for environment and other asset retirement obligations (Note 16)	74	20
Provision for contracts assumed	20	—
Minority interest	23	—
Worker’s compensation	6	—
Other	29	5

	426	25

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

SPECIAL VOTING STOCK

One share of special voting stock, par value $0.01 per share was issued on March 7, 2007, upon consummation of the Transaction as described in Note 1. The share of special voting stock is held by Computershare Trust Company of Canada (the “Trustee”) for the benefit of the holders of exchangeable shares of Domtar (Canada) Paper Inc. in accordance with the voting and exchange trust agreement. The trustee holder of the share of special voting stock is entitled to vote on each matter which stockholders generally are entitled to vote, and the trustee holder of the share of special voting stock will be entitled to cast on each such matter a number of votes equal to the number of outstanding exchangeable shares of Domtar (Canada) Paper Inc. for which the trustee holder has received voting instructions. The trustee holder will not be entitled to receive dividends or distributions in its capacity as holder or owner thereof.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

No cash dividend has been declared on these shares since the beginning of 2007. The changes in the number of outstanding common stock and their aggregate stated value from January 1, 2007 to September 30, 2007, were as follows:

	September 30, 2007
	Number of shares	$
	(Unaudited)
Common stock
Balance at beginning of the period	1,000	—
Shares issued
Business Unit (Note 1)	284,067,852	3
Domtar Inc. (Note 1)	155,947,307	2
Stock option	288,916	—
DSU conversion	106,887	—
Conversion of Exchangeable Shares	24,861,453	—

Balance at the end of the period	465,273,415	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15. SHAREHOLDERS’ EQUITY (CONTINUED)

EXCHANGEABLE SHARES

Upon the consummation of the Transaction as described in Note 1, Domtar Inc. shareholders could either receive common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As such, a total of 50,142,850 common stock remains reserved for future issuance for the exchangeable shares of Domtar (Canada) Paper Inc. outstanding as at September 30, 2007. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economic equivalent to shares of the Company’s common stock. The rights, privileges, restrictions and conditions attaching to the exchangeable shares include the following:

•	The exchangeable shares are exchangeable at any time, at the option of the holder on a one-for-one basis for shares of common stock of the Company;

•

In the event the Company declares a dividend on the common stock, the holders of exchangeable shares are entitled to receive from Domtar (Canada) Paper Inc. the same dividend, or an economically equivalent dividend, on their exchangeable shares;

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

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

During the first quarter of 2006, the Company closed the pulp and paper mill in Prince Albert, Saskatchewan and the Big River sawmill in Saskatchewan due to poor market conditions. The Company has not determined at this time whether the facilities will be reopened, sold or permanently closed. In the event the facilities are permanently closed, the Province of Saskatchewan may require active decommissioning and reclamation at one or both facilities. In the event decommissioning and reclamation is required at either facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts.

For the thirteen and thirty-nine weeks ended September 30, 2007, the Company’s operating expenses for environmental matters amounted to $28 million and $63 million, respectively.

The Company made capital expenditures for environmental matters of $3 million and $7 million, respectively, in the thirteen and thirty-nine weeks ended September 30, 2007 (2006 – $2 million and $3 million, respectively), for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. At this time, the Company cannot reasonably estimate the additional capital expenditures that may be required. However, management expects any additional required expenditure would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

The Company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the Company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under the Care and Control Program at a number of former operating sites, especially in the wood preserving sector, due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and the allocation of liability among potentially responsible parties.

While the Company believes that it has determined the costs for environmental matters likely to be incurred based on known information, the Company’s ongoing efforts to identify potential environmental concerns that may be associated with the properties may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time.

Domtar Inc. was issued a Request for Response Action ("RFRA") by the Minnesota Pollution Control Agency ("MPCA") for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the Minnesota Pollution Control Agency (“MPCA”) issued a Request for Response Action (“RFRA”) to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant. The total cost of the likely remediation is estimated to be approximately $90 million. Allocation of responsibility among the parties is ongoing under an agreed final and binding arbitration process which is expected to be determined in the fourth quarter of 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

As at September 30, 2007, the Company had a provision of $89 million for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

The pulp and paper industry in the United States was subject to Boiler Maximum Achievable Control Technology (MACT) Rules that further regulate air emissions. A decision of the U.S. Court of Appeals for the District of Columbia Circuit vacated the Boiler MACT Rule on July 30, 2007 and discussions are ongoing for alternative U.S. federal and state regulations. The Company believes it complies with all such current air emissions regulations, and anticipates spending approximately $4 million over the next year to meet such requirements.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending as at September 30, 2007, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

Domtar Inc. is subject to a motion by Joachim Laferrière Électricien Inc., filed in the Quebec Superior Court on January 9, 2006, for authorization to bring a class action suit against Domtar Inc. and others for alleged damages relating to a conspiracy to fix prices of carbonless sheets during the period of January through December 2000 in the Province of Quebec, Canada. The claim seeks estimated compensatory damages in the amount of $50 million (CAN$50 million) plus estimated exemplary damages in the amount of $1 million to $5 million (CAN$1 million to CAN$5 million). Domtar is also subject to a motion by McLay & Company Inc. filed in Ontario Superior Court on January 11, 2006 for authorization to bring a class action suit against Domtar Inc. and others, for alleged inflated prices of carbonless sheets paper during the period of October 1999 through September 2000 in the Province of Ontario, Canada. These class actions have been settled in principle for an insignificant amount and are subject to Court approval. The amount had been previously provided for in the purchase price allocation.

In the early part of 2006, the Company closed its pulp and paper mill in Prince Albert, Saskatchewan. Certain unionized parties filed a grievance against Weyerhaeuser following the shut down, alleging that certain post-closure actions taken by Weyerhaeuser violated their collective bargaining agreement. In particular, the union disputed the post-closure contracting with a third-party vendor to oversee on-site security at Prince Albert. In connection with the Transactions, the Company has assumed any liability with respect to this grievance. In September 2007, the Company entered into a memorandum of understanding with the Province of Saskatchewan for a plan to redevelop the pulp mill at the Prince Albert facility. However, consummation of this plan is subject to several critical conditions, and the Company has not determined whether these facilities will be reopened, sold or closed. In a separate grievance relating to the closure of the Prince Albert facility, which could result in liability in excess of $20 million, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its position with respect to these grievances and cannot be certain that it will not incur liability, which could be material, with respect to these grievances.

E.B. EDDY ACQUISITION

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have had to pay up to a maximum of $120 million (CAN$120 million), an amount which is gradually declining over a 25-year period. As at March 7, 2007, the maximum amount of the purchase price adjustment was $110 million (CAN$110 million). No provision was recorded for this potential purchase price adjustment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $110 million (CAN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of $110 million (CAN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the liquidity, results of operations and financial condition.

GUARANTEES

Indemnifications

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. As at September 30, 2007, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded a significant expense in the past.

NOTE 17. RELATED PARTY

Prior to the Transaction, the Weyerhaeuser Fine Paper Business was engaged in various transactions with Weyerhaeuser that were characteristic of a consolidated group under common control. For the thirteen and thirty-nine weeks ended September 24, 2006, the Business Unit purchased from Weyerhaeuser pulp, fiber and corrugated boxes for an amount of $35 million and $136 million, respectively, and sold pulp, paper and lumber for an amount of $31 million and $75 million, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. SEGMENT DISCLOSURES

Following the Transaction, the Company operates in the three reportable segments described below. Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Papers – represents the aggregation of the manufacturing and distribution businesses, commercial printing and publication, and technical and specialty papers, as well as pulp.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. SEGMENT DISCLOSURES (CONTINUED)

	Thirteen weeks ended		Thirty-nine weeks ended
Segment Data	September 30 2007	September 24 2006	September 30 2007	September 24 2006
	(Unaudited)
	$	$	$	$
Sales
Papers	1,411	759	3,715	2,304
Paper Merchants	249	—	551	—
Wood	88	49	225	186

Total for reportable segments	1,748	808	4,491	2,490
Intersegment sales – Papers	(72)	(1)	(162)	(1)
Intersegment sales – Paper Merchants	—	—	(1)	—
Intersegment sales – Wood	(16)	(12)	(34)	(56)

Consolidated sales	1,660	795	4,294	2,433

Depreciation and amortization and impairment loss
Papers	122	74	319	222
Paper Merchants	—	—	1	—
Wood	6	3	17	7

Total for reportable segments	128	77	337	229
Impairment loss – Papers	—	—	—	749

Consolidated depreciation and amortization and impairment loss	128	77	337	978

Operating income (loss)
Papers	133	73	296	(691)
Paper Merchants	6	—	12	—
Wood	(13)	(4)	(37)	(8)
Corporate	(3)	—	(8)	—

Consolidated operating income (loss)	123	69	263	(699)
Interest expense	48	—	106	—

Income (loss) before income taxes	75	69	157	(699)
Income tax expense	39	21	61	12

Net income (loss)	36	48	96	(711)

Segment Assets	September 30 2007	December 31 2006
	(Unaudited)
	$	$
Papers	7,146	3,933
Paper Merchants	106	—
Wood	419	65

Total for reportable segments	7,671	3,998
Corporate	390	—

Consolidated assets	8,061	3,998

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. SALE OF WOOD BUSINESS

On June 22, 2007, Domtar Corporation announced an agreement in principle to sell substantially all of the Wood business to the newly created Conifex Inc. for approximately $285 million including an estimated $50 million of working capital. The operations being sold consist of substantially all of the Company’s Wood business, except for the sawmills in Saskatchewan and some forestlands. The transaction is subject to governmental approval for the forest license transfers, regulatory approvals and customary closing conditions.

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

On October 11, 2007, the Company announced that Domtar Inc. received a notice from Conifex Inc. purporting to terminate the June 2007 agreement. The alleged termination follows a written notice received by Domtar Inc. on October 1, 2007 from the Minister of Natural Resources and Wildlife (the “Minister”) for the province of Quebec purporting to revoke, effective as of September 14, 2007, Domtar Inc.’s forest license rights relating to the Grand-Remous and Malartic sawmills included in the transaction, which are closed.

Domtar believes that the Minister’s action is unlawful and will vigorously defend Domtar Inc.’s rights. On October 3, 2007, Domtar Inc. delivered a letter to the Minister demanding that the decision be reversed and the licenses be reinstated. On October 12, 2007, Domtar Inc. filed formal proceedings before the Quebec Superior Court to enforce its rights. Domtar also believes that the purported unilateral termination of the agreement by Conifex Inc. is invalid under the terms of the agreement. While the consent of the Minister to the transfer of Grand-Remous, Malartic and other forest license rights is a condition to the closing of the transaction, Conifex Inc. would only have the right to terminate the agreement on or after December 31, 2007 in the event that Domtar Inc. was not successful in challenging the Minister’s revocation of these license rights and obtaining such consent by that date. Domtar Inc. intends to vigorously enforce all of its rights under the agreement and continues to work diligently towards the closing of this transaction.

Domtar intends to use the net cash proceeds from the transaction, if consummated, to reduce the outstanding debt. At September 30, 2007, the assets and liabilities of the Wood business are accounted for as held and used in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, due to the uncertainty surrounding the closing of the transaction, mainly related to obtaining government approval and financing. The Company does not expect to recognize a gain or loss from the sale upon closing.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3.10 of Regulation S-X, in connection with the Company’s anticipated issuance of debt securities in exchange for outstanding debt securities of Domtar Inc, a wholly-owned subsidiary of the Company. Pursuant to this exchange transaction, the securities that will be issued (the “Guaranteed Debt”) will be fully and unconditionally guaranteed by Domtar Paper Company, LLC, a wholly-owned subsidiary of the Company (“Guarantor Subsidiary”) and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations. The Guaranteed Debt will not be guaranteed by the Guarantor Subsidiary’s own wholly-owned subsidiaries; namely Domtar Delaware Investments Inc, Domtar Delaware Holdings Inc and Domtar Delaware Holdings LLC (and subsidiaries including Domtar Inc.) (collectively the “Non-Guarantor Subsidiaries” and the successor to the Weyerhaeuser Fine Paper Business Canadian Operations).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets as at September 30, 2007 and December 31, 2006 and the statements of income, and cash flows for the thirteen and thirty-nine weeks ended September 30, 2007 and September 24, 2006 for Domtar Corporation (the “Parent Company”), and for the Guarantor Subsidiary and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects, for 2007 fiscal periods, the investments of the Parent Company in the Guarantor Subsidiary as well the investments of the Guarantor Subsidiary in the Non-Guarantor Subsidiaries, in both cases using the equity method. The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from the business acquisition in note 3 have been pushed down to the applicable subsidiary columns.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Income for the thirteen weeks ended September 30, 2007

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	649	1,049	(38)	1,660
Operating expenses
Cost of sales, excluding depreciation and amortization	—	480	841	(38)	1,283
Depreciation and amortization	—	57	71	—	128
Selling, general and administrative	16	30	80	—	126

	16	567	992	(38)	1,537

Operating income (loss)	(16)	82	57	—	123
Interest expense	16	1	31	—	48

Income (loss) before income taxes	(32)	81	26	—	75
Income tax expense (recovery)	(7)	37	9	—	39
Share in earnings of equity accounted investees	61	17	—	(78)	—

Net income (loss)	36	61	17	(78)	36

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Income for the thirty-nine weeks ended September 30, 2007

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,743	2,689	(138)	4,294
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,277	2,279	(138)	3,418
Depreciation and amortization	—	171	166	—	337
Selling, general and administrative	19	100	157	—	276

	19	1,548	2,602	(138)	4,031

Operating income (loss)	(19)	195	87	—	263
Interest expense	37	3	66	—	106

Income (loss) before income taxes	(56)	192	21	—	157
Income tax expense (recovery)	(16)	72	5	—	61
Share in earnings of equity accounted investees	(136)	16	—	(152)	—

Net income (loss)	96	136	16	(152)	96

Condensed Consolidating Statement of Income for the thirteen weeks ended September 24, 2006
		Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
		$	$	$	$
Sales		671	194	(70)	795
Operating expenses
Cost of sales, excluding depreciation and amortization		512	160	(67)	605
Depreciation and amortization		57	20	—	77
Selling, general and administrative		42	2	—	44

		611	182	(67)	726

Operating income (loss)		60	12	(3)	69

Income (loss) before income taxes		60	12	(3)	69
Income tax expense		21	—	—	21

Net income (loss)		39	12	(3)	48

Condensed Consolidating Statement of Income for the thirty-nine weeks ended September 24, 2006
		Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
		$	$	$	$
Sales		1,956	724	(247)	2,433
Operating expenses
Cost of sales, excluding depreciation and amortization		1,584	680	(241)	2,023
Depreciation and amortization		170	59	—	229
Selling, general and administrative		119	12	—	131
Impairment of goodwill		749	—	—	749

		2,622	751	(241)	3,132

Operating loss		(666)	(27)	(6)	(699)

Loss before income taxes		(666)	(27)	(6)	(699)
Income tax expense		12	—	—	12

Net loss		(678)	(27)	(6)	(711)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheet as at September 30, 2007

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	71	26	39	—	136
Receivables	—	349	246	—	595
Inventories	—	391	627	—	1,018
Prepaid expenses	3	2	20	—	25
Income and other taxes receivable	34	—	10	(35)	9
Intercompany accounts	—	346	375	(721)	—
Deferred income taxes	16	56	(10)	—	62

Total current assets	124	1,170	1,307	(756)	1,845
Property, plant and equipment, at cost	—	4,182	5,825	—	10,007
Accumulated depreciation	—	(2,087)	(1,985)	—	(4,072)

Net property, plant and equipment	—	2,095	3,840	—	5,935
Goodwill	—	12	129	—	141
Intangible assets, net of amortization	20	—	10	—	30
Investments in affiliates	3,719	1,050	—	(4,769)	—
Intercompany advances	—	—	1,111	(1,111)	—
Other assets	—	—	110	—	110

Total assets	3,863	4,327	6,507	(6,636)	8,061

Liabilities and Shareholders’ equity
Current liabilities
Bank indebtedness	—	20	55	—	75
Trade and other payables	5	233	512	—	750
Intercompany accounts	343	32	346	(721)	—
Income and other taxes payable	—	114	—	(35)	79
Long-term debt due within one year	8	6	5	—	19

Total current liabilities	356	405	918	(756)	923
Long-term debt	637	32	1,687	—	2,356
Intercompany long-term loans	—	1,111	—	(1,111)	—
Deferred income taxes	—	762	382	—	1,144
Other liabilities and deferred credits	1	62	363	—	426
Shareholders’ equity	2,869	1,955	3,157	(4,769)	3,212

Total liabilities and shareholders’ equity	3,863	4,327	6,507	(6,636)	8,061

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheet as at December 31, 2006

	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$
Assets
Current assets
Cash and cash equivalents	—	1	—	1
Receivables	300	40	—	340
Inventories	428	102	(10)	520
Prepaid expenses	3	3	—	6
Deferred income taxes	21	1	—	22

Total current assets	752	147	(10)	889
Property, plant and equipment, at cost	4,233	2,463	—	6,696
Accumulated depreciation	(1,916)	(1,715)	—	(3,631)

Net property, plant and equipment	2,317	748	—	3,065
Goodwill	11	3	—	14
Other assets	—	30	—	30

Total assets	3,080	928	(10)	3,998

Liabilities and Shareholders’ equity
Current liabilities
Trade and other payables	191	59	—	250
Income and other taxes payable	—	6	—	6
Long-term debt due within one year	6	6	—	12

Total current liabilities	197	71	—	268
Long-term debt	32	—	—	32
Deferred income taxes	698	60	—	758
Other liabilities and deferred credits	13	12	—	25
Shareholders’ equity	2,140	785	(10)	2,915

Total liabilities and shareholders’ equity	3,080	928	(10)	3,998

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for thirteen weeks ended September 30, 2007

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net income (loss)	36	61	17	(78)	36
Changes in operating and intercompany assets and liabilities and non cash items, included in net income (loss)	18	5	7	78	108

Cash flows provided from operating activities	54	66	24	—	144

Investing activities
Additions to property, plant and equipment	—	—	(19)	—	(19)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Increase in long-term advances to related parties	—	(61)	(17)	—	(78)
Decrease in long-term advances to related parties	61	17	—	—	78
Other	—	—	3	—	3

Cash flows provided from (used for) investing activities	61	(44)	(32)	—	(15)

Financing activities
Net change in bank indebtedness	—	(8)	2	—	(6)
Repayment of long-term debt	(75)	—	—	—	(75)

Cash flows provided from (used for) financing activities	(75)	(8)	2	—	(81)

Net increase (decrease) in cash and cash equivalents	40	14	(6)	—	48
Translation adjustments related to cash and cash equivalents	—	—	8	—	8
Cash and cash equivalents at beginning of period	31	12	37	—	80

Cash and cash equivalents at end of period	71	26	39	—	136

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for thirty-nine weeks ended September 30, 2007

	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net income (loss)	96	136	16	(152)	96
Changes in operating and intercompany assets and liabilities and non cash items, included in net income (loss)	61	83	32	152	328

Cash flows provided from operating activities	157	219	48	—	424

Investing activities
Additions to property, plant and equipment	—	(14)	(51)	—	(65)
Proceeds from disposals of property, plant and equipment	—	—	23	—	23
Business acquisitions – cash acquired	—	—	573	—	573
Increase in long-term advances to related parties	—	(724)	(525)	—	(1,249)
Decrease in long-term advances to related parties	724	525	—	—	1,249
Other	—	—	(1)	—	(1)

Cash flows provided from (used for) investing activities	724	(213)	19	—	530

Financing activities
Net change in bank indebtedness	—	20	(29)	—	(9)
Issuance of short-term debt	1,350	—	—	—	1,350
Issuance of long-term debt	800	—	—	—	800
Repayment of short-term debt	(1,350)	—	—	—	(1,350)
Repayment of long-term debt	(155)	—	(1)	—	(156)
Debt issue costs	(24)	—	—	—	(24)
Distribution to Weyerhaeuser prior to March 7, 2007	(1,431)	—	—	—	(1,431)
Other	—	—	(5)	—	(5)

Cash flows provided from (used for) financing activities	(810)	20	(35)	—	(825)

Net increase (decrease) in cash and cash equivalents	71	26	32	—	129
Translation adjustments related to cash and cash equivalents	—	—	6	—	6
Cash and cash equivalents at beginning of period	—	—	1	—	1

Cash and cash equivalents at end of period	71	26	39	—	136

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for thirteen weeks ended September 24, 2006

	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$
Operating activities
Net income (loss)	39	12	(3)	48
Changes in operating and intercompany assets and liabilities and non cash items, included in net income (loss)	(13)	(8)	3	(18)

Cash flows provided from operating activities	26	4	—	30

Investing activities
Additions to property, plant and equipment	(10)	(2)	—	(12)

Cash flows used for investing activities	(10)	(2)	—	(12)

Financing activities
Repayment of long-term debt	(1)	—	—	(1)
Distribution to Weyerhaeuser	(15)	(3)	—	(18)

Cash flows used for financing activities	(16)	(3)	—	(19)

Net decrease in cash and cash equivalents	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	2	—	2

Cash and cash equivalents at end of period	—	1	—	1

Condensed Consolidating Statement of Cash Flows for thirty-nine weeks ended September 24, 2006
	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$
Operating activities
Net loss	(678)	(27)	(6)	(711)
Changes in operating and intercompany assets and liabilities and non cash items, included in net loss	866	51	6	923

Cash flows provided from operating activities	188	24	—	212

Investing activities
Additions to property, plant and equipment	(44)	(9)	—	(53)

Cash flows used for investing activities	(44)	(9)	—	(53)

Financing activities
Repayment of long-term debt	(4)	—	—	(4)
Distribution to Weyerhaeuser	(140)	(15)	—	(155)

Cash flows used for financing activities	(144)	(15)	—	(159)

Net increase (decrease) in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	1	—	1

Cash and cash equivalents at end of period	—	1	—	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THIRD QUARTER 2007 (IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SUBSEQUENT EVENT

On October 17, 2007, the Company announced the commencement of exchange offers and proxy solicitations relating to the outstanding public debt.

The Company is making offers to holders of Domtar Inc.’s outstanding U.S. dollar denominated 7.875% Notes due 2011, 5.375% Notes due 2013, 7.125% Notes due 2015 and 9.5% Debentures due 2016 (collectively, the “Domtar Inc. U.S. Notes”) to exchange any and all of such securities for an equal principal amount of the Company’s newly issued notes of the corresponding series. In conjunction with such offers, the Company is also soliciting consents to amendments to the indentures pursuant to which the Domtar Inc. U.S. notes were issued. The exchange offers and related consent solicitations will expire at midnight, New York City time, on November 14, 2007, unless extended.

Domtar Inc. is concurrently soliciting proxies from holders of the outstanding Canadian dollar denominated 10% Debentures due 2011 and 10.85% Debentures due 2017 (together, the “Domtar Inc. debentures”) for use at a meeting of holders of each series of such debentures, to be held on November 14, 2007, at which Domtar Inc. will seek the approval of such holders to amend the indenture pursuant to which such series of debentures were issued to provide the Company with the right to acquire, at any time, all outstanding debentures of such series in consideration for the issuance of an equal principal amount of the Company’s newly issued Canadian dollar denominated debt securities bearing interest at the same rate and maturing on the same date as the Domtar Inc. debentures which may be acquired by the Company.

NOTE 22. COMPARATIVE FIGURES

During the third quarter of 2007 the Company noted that certain intercompany sales that occurred in the second quarter of 2007 were not properly eliminated against cost of sales. The effect of correcting this item in the second quarter of 2007 would have been to decrease both sales and cost of sales in the amount of $37 million. The Company has determined that the presentation of sales and cost of sales was not materially misstated in the second quarter of 2007 as there is no impact on operating income, net earnings, earnings per share or cash flows and the Company does not believe the correction of the item would change an investor’s understanding of the fundamental elements of the business. As such, the Company has decided not to restate the corresponding second quarter 2007 10-Q and has decided to adjust the year to date figures for the thirty-nine weeks ending September 30, 2007 by $37 million and will revise the second quarter 2007 sales and cost of sales figures in future filings to correct the immaterial error.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons, the term “tonne” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refers to U.S. dollars. Unless otherwise indicated, when applicable, the U.S. dollar amounts are translated into Canadian dollars, using the average foreign exchange rate for the third quarter of 2007. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net income (loss), and shipment volume are based on the thirteen and thirty nine week periods ended September 30, 2007, as compared to the thirteen and thirty nine week periods ended September 24, 2006. The thirteen week periods are also referred to as the third quarter and the thirty nine week periods are also referred to as the year-to-date.

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

The following MD&A of Domtar Corporation covers certain periods prior to the Transaction. For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the “Predecessor” to Domtar Corporation and as a result, its historical financial statements now constitute the historical financial statements of Domtar Corporation. Accordingly, the results reported for the third quarter and the year-to-date of 2006 includes only the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the entire period. The results reported for the third quarter of 2007 include results of the Successor for the entire period and those reported for the year-to-date of 2007 include the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to September 30, 2007, which represents thirty weeks of operations. These historical financial statements may not be indicative of our future performance.

For more information on the Transaction, refer to Note 1 of the consolidated financial statements, included elsewhere in this Quarterly Report.

THIRD QUARTER 2007 OVERVIEW

For the third quarter of 2007, we reported operating income of $123 million, an increase of $54 million compared to operating income of $69 million in the third quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding operating income of $47 million attributable to Domtar Inc., operating income in the third quarter of 2007 amounted to $76 million, an increase of $7 million compared to the third quarter of 2006. The increase in operating income in the third quarter of 2007 is mainly attributable to higher average selling prices for most of our paper products, higher shipments of pulp and paper and lower freight and energy costs. These factors were partially offset by higher costs for fiber and chemicals, integration costs due to the acquisition of Domtar Inc., the negative impact of a stronger Canadian dollar , higher costs related to planned maintenance shutdowns and lower shipments for our wood products.

Agreement for the Sale of Wood business

In June 2007, Domtar Inc. entered into an agreement to sell substantially all of its Wood business, including the transfer of an estimated $50 million of working capital to the newly created Conifex Inc. (Conifex) for approximately $285 million. The operations being sold consist of 10 sawmills in Quebec and Ontario. The sawmills are Ear Falls, Nairn Centre, Timmins and White River, in Ontario, and the Grand-Remous, Lebel-sur-Quévillon, Malartic, Matagami, Ste-Marie and Val d’Or, in Quebec, as well as the Sullivan remanufacturing facility also in Val d’Or, Quebec. The sawmills have an annual production capacity of approximately 1.1 billion board feet and the associated 4.8 million cubic meters of annual harvesting rights, which represent the majority of Domtar Inc.’s harvesting rights. Domtar Inc’s interests in the joint ventures of Elk Lake Planing Mill Limited, Gogama Forests Products Inc., Olav Haavalsrud Timber Company Limited and Anthony-Domtar Inc. are also included in the transaction. Domtar Inc’s sawmills in Saskatchewan are not included in the transaction. Domtar Inc. has agreed in principle to extend its support to the transaction by investing in Conifex an amount equal to the lesser of $35 million or a 19.9% equity interest in Conifex, if requested by Conifex, and subject to the negotiation and execution of a definitive shareholder agreement satisfactory to Domtar Inc. In addition, Domtar Inc. will provide Conifex with transition services, including information technology, human resources management and finance, for a period of six to 12 months following the consummation of the transaction to facilitate the transition of the business. The transaction is subject to government approvals for the forest license rights transfers, regulatory approvals and customary closing conditions.

On October 11, 2007, we announced that Domtar Inc. received a notice from Conifex purporting to terminate the June 2007 agreement. The alleged termination follows a written notice received by Domtar Inc. on October 1, 2007 from the Minister of Natural Resources and Wildlife (the “Minister”) for the Province of Quebec purporting to revoke, effective as of September 14, 2007, Domtar Inc.’s forest license rights relating to the Grand-Remous and Malartic sawmills included in the transaction, which are closed.

We and Domtar Inc. believe that the Minister’s action is unlawful and will vigorously defend Domtar Inc.’s rights. On October 3, 2007, Domtar Inc. delivered a letter to the Minister demanding that the decision be reversed and the licenses be reinstated. On October 12, 2007, Domtar Inc. filed formal proceedings before the Quebec Superior Court to enforce its rights. We and Domtar Inc. also believe that the purported unilateral termination of the agreement by Conifex is invalid under the terms of the agreement. While the consent of the Minister to the transfer of Grand-Remous, Malartic and other forest license rights is a condition to the closing of the transaction, Conifex would only have the right to terminate the agreement on or after December 31, 2007 in the event that Domtar Inc. was not successful in challenging the Minister’s revocation of these license rights and obtaining such consent by that date. Domtar Inc. intends to vigorously enforce all of its rights under the agreement and continues to work diligently towards the closing of this transaction. We intend to use the net cash proceeds from the transaction, if consummated, to reduce our outstanding debt. At September 30, 2007, the assets and liabilities of the Wood business are accounted for as held and used in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, due to the uncertainty surrounding the closing of the transaction, mainly related to obtaining government approval and financing. We do not expect to recognize a gain or loss from the sale upon closing.

Restructuring

We regularly review our overall production capacity with a view to adjusting our production capacity to anticipated long-tem demand. In July 2007, we announced the closure of our paper mill in Gatineau and our converting center in Ottawa as well as the closure of two paper machines, one located at our Woodland paper mill and another at our Port Edwards paper mill. In total, these closures will result in the curtailment of approximately 284,000 tons of paper capacity per year and will affect approximately 430 employees. We continue to evaluate potential adjustments to our production capacity, which may include additional closures of machines or entire mills, and we could recognize cash and/or non-cash charges relating to any such closures in future periods.

Potential redevelopment of Prince Albert facility

On September 12, 2007, we signed a memorandum of understanding with the Province of Saskatchewan for a plan that could result in the redevelopment of the Prince Albert facility into a Northern Bleached Softwood Kraft (“NBSK”) pulp mill producing 100% Forest Stewardship Council (FSC) certified softwood pulp for the North American and offshore markets. The redevelopment of the pulp mill is subject to a number of critical conditions, the most important of which is that the business case demonstrates that the mill will be a first-quartile low-cost producer at a foreign exchange rate between Canada and the U.S. of 1:1. Other conditions include the completion of various engineering and feasibility analyses and studies, the development of a modern and competitive operational design for the pulp mill, consultations with Cree First Nations and the negotiation and execution of definitive agreements, as well as the approval of our board of directors and various regulatory bodies. The annual production capacity of the redeveloped mill is expected to be approximately 328,000 tonnes of softwood pulp. The memorandum of understanding is a statement of intent only and does not create legally binding obligations. The understanding also includes the intended acquisition by the Crown Investment Corporation of Saskatchewan (“CIC”) of a significant portion of Domtar’s equity interest in the Wapawekka sawmill, which will be substantially expanded. The CIC also plans to acquire all of Domtar’s interest in the former Big River sawmill, which it will target for redevelopment.

Comparative figures

During the third quarter we noted that certain intercompany sales that occurred in the second quarter of 2007 were not properly eliminated against cost of sales. The effect of correcting this item in the second quarter of 2007 would have been to decrease both sales and cost of sales in the amount of $37 million. We have determined that the presentation of sales and cost of sales was not materially misstated in the second quarter of 2007 as there is no impact on operating income, net earnings, earnings per share or cash flows and we do not believe that the correction of the item would change an investors understanding of the fundamental elements of the business. The elimination of intercompany shipments were properly eliminated and presented in the second quarter 2007 Quarterly Report on Form 10-Q. As such, we have decided not to restate the corresponding second quarter 2007 Quarterly Report on Form 10-Q and have decided to adjust the year to date figures for both sales and cost of sales for the thirty-nine weeks ending September 30, 2007 by $37 million and will revise the second quarter 2007 sales and cost of sales figures in future filings to correct the immaterial error.

RECENT DEVELOPMENT

On October 17, 2007, we announced the commencement of exchange offers and proxy solicitations relating to Domtar Inc.’s outstanding public debt.

We are making offers to holders of Domtar Inc.’s outstanding U.S. dollar denominated 7.875% Notes due 2011, 5.375% Notes due 2013, 7.125% Notes due 2015 and 9.5% Debentures due 2016 (collectively, the “Domtar Inc. U.S. Notes”) to exchange any and all of such securities for an equal principal amount of our newly issued notes of the corresponding series. In conjunction with such offers, we are also soliciting consents to amendments to the indentures pursuant to which the Domtar Inc. U.S. notes were issued. The exchange offers and related consent solicitations will expire at midnight, New York City time, on November 14, 2007, unless extended.

Domtar Inc. is concurrently soliciting proxies from holders of its outstanding Canadian dollar denominated 10% Debentures due 2011 and 10.85% Debentures due 2017 (together, the “Domtar Inc. debentures”) for use at a meeting of holders of each series of such debentures, to be held on November 14, 2007, at which they will seek the approval of such holders to amend the indenture pursuant to which such series of debentures were issued to provide us with the right to acquire, at any time, all outstanding debentures of such series in consideration for the issuance of an equal principal amount of our newly issued Canadian dollar denominated debt securities bearing interest at the same rate and maturing on the same date as Domtar Inc.’s debentures which may be acquired by us.

OUTLOOK

For the remainder of the year, price realizations for papers and pulp are expected to further improve as a result of recently announced price increases for several commercial printing paper grades and for pulp while volumes are expected to decrease from the third quarter due to seasonal factors typifying our business. Integration related costs are expected to continue to increase from the third quarter while the annualized run rate from synergies is targeted at $80 million by year-end. The strengthening in the value of the Canadian dollar toward the end of the third quarter is expected to have a significant negative impact on the cost structure and profitability of our operating Canadian mills.

ACCOUNTING FOR THE TRANSACTION

The Transaction was considered, for accounting purposes, as the acquisition of Domtar Inc. by Domtar Corporation and has been accounted for using the purchase method of accounting. Accordingly, the purchase price is based upon the estimated fair value of Domtar Corporation common stock issued plus acquisition costs directly related to the Transaction. Since no quoted market price existed for the shares of Domtar Corporation’s common stock, the purchase price is based on the fair value of the net assets acquired on August 23, 2006, the date on which the terms of the Transaction were agreed to and announced. The fair value of Domtar Inc. common shares of $6.63 per share used in the calculation of the purchase price is based upon the average closing price of Domtar Inc. common shares on the Toronto Stock Exchange for the five trading days beginning August 21, 2006 and ended August 25, 2006, converted at the average daily foreign exchange rate of the Bank of Canada. The number of outstanding Domtar Inc. common shares used in the calculation of the fair value is based on the same periods.

The total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on our preliminary estimates of their fair value, which are based on information currently available. We are in the process of completing the valuation of certain assets and liabilities and expect to complete such valuation in the fourth quarter of 2007. Accordingly, the final allocation of the fair value to the assets acquired and liabilities assumed could differ materially from the amounts presented in the consolidated financial statements. The principal significant elements for which the fair value could be modified include stores inventories, property, plant and equipment, intangible assets, goodwill, deferred income taxes, pension plans and other employee post retirement benefits.

We refined our preliminary purchase price allocation in the third quarter of 2007. This refinement did not result in a significant variation in the preliminary purchase price allocation compared to the allocation previously reported as of July 1, 2007.

The following table summarizes the components of the total purchase price and the preliminary purchase price allocation.

(In millions of U.S. dollars, unless otherwise noted)	(unaudited)
231,436,850 common shares of Domtar Inc. outstanding at an average closing price of $6.63 per share	$1,534

Direct acquisition costs	28

Estimated total purchase price, net of assumed debt	$1,562

The total purchase price of the transaction has been allocated as follows:

Fair value of net assets acquired at the date of acquisition

Cash and cash equivalents	$573
Receivables	166
Inventories	495
Prepaid expenses	12
Income and other taxes receivable	7
Deferred income taxes – current	18
Property, plant and equipment	2,822
Intangible assets	29
Deferred income tax assets – non-current	107
Goodwill	106
Other assets	60

Total assets	$4,395

Less: Liabilities
Bank indebtedness	$67
Trade and other payables	388
Income and other taxes payable	15
Long-term debt due within one year	1
Long-term debt	1,660
Deferred income tax liability – non-current	363
Other liabilities and deferred credits	311
Minority interests	28

Total liabilities	$2,833

Fair value of net assets acquired at the date of acquisition	$1,562

The two main components of the preliminary intangible asset amount are $10 million for customer relationships and $19 million for favorable natural gas contracts. The intangible assets related to customer relationships are amortized on a straight line basis over the estimated useful life of 5 years and the natural gas contracts will be amortized over a period of 3 years based on the life of the contracts.

OUR BUSINESS

Domtar Corporation’s reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood.

PAPERS

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. We operate 13 pulp and paper mills (ten in the United States and three in Canada, after giving effect to the announced closure of our Gatineau paper mill and our Woodland paper machine) with an annual paper production capacity of approximately 4.8 million tons of uncoated freesheet. We also have one pulp and paper mill at Prince Albert, Saskatchewan that is currently not in operation, but for which we announced a plan in September 2007 that could result in the redevelopment of the facility into a NBSK pulp mill with an expected annual production capacity of approximately 328,000 tonnes. The consummation of this plan is subject to several critical conditions. See “Potential redevelopment of Prince Albert facility” above for further details. In addition, we have an annual production capacity of 235,000 tons of coated groundwood at one of our paper mills in the U.S. Our paper facilities are complemented by strategically located warehouses and sales offices. The table below lists all of our paper facilities and their annual production capacity.

Paper Production Facility	Location	Paper Machines	Principal Paper Type	Annual Paper Capacity (millions of tons)
Uncoated freesheet mills
Ashdown (1)	Arkansas	4	Copy and offset	0.9
Windsor (1)	Quebec	2	Copy and offset	0.6
Hawesville	Kentucky	2	Copy and offset	0.6
Plymouth	North Carolina	2	Copy and offset	0.5
Kingsport	Tennessee	1	Copy and offset	0.4
Marlboro	South Carolina	1	Copy and offset	0.4
Johnsonburg	Pennsylvania	2	Copy and offset	0.4
Dryden	Ontario	1	Copy and offset	0.3
Port Edwards (1)(2)	Wisconsin	3	Value added	0.2
Nekoosa (1)	Wisconsin	3	Value added	0.2
Rothschild	Wisconsin	1	Opaque	0.1
Port Huron (1)	Michigan	4	Technical and specialty	0.1
Espanola (1)	Ontario	2	Technical and specialty	0.1

Total Uncoated freesheet		28		4.8
Coated groundwood
Columbus	Mississippi	1	Coated groundwood	0.2

Total Coated groundwood		1		0.2

Total		29		5.0

(1)	Owned by Domtar Inc. or its subsidiaries. All other facilities were formerly owned by the Weyerhaeuser Fine Paper Business.
(2)	On July 31, 2007, we announced the permanent closure of two paper machines, one at our Port Edwards paper mill, another at our Woodland paper mill, as well as our Gatineau paper mill, having combined production capacity of 284,000 tons. The above table reflects these closures.

We design, manufacture, market and distribute a wide range of fine paper products for a variety of consumers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. Approximately 79% of our uncoated freesheet production capacity is located in the United States.

Our Papers segment also includes our pulp manufacturing business. We sell paper grade pulp to the extent we produce more pulp than is required for internal use in our paper mills. We also manufacture and sell fluff pulp and specialty pulp. The sale of paper grade pulp to third parties allows optimization of pulp capacity while reducing overall manufacturing costs. We shipped approximately 333,000 tons of pulp in excess of our internal requirements during the third quarter of 2007.

PAPER MERCHANTS

Our Paper Merchants business consists of an extensive network of strategically located paper distribution facilities, comprising the purchasing, warehousing, sale and distribution of various products made by us and other manufacturers. These products include business and printing papers and certain industrial products. These products are sold to a wide and diverse customer base, which includes small, medium and large commercial printers, publishers, business forms manufacturers, quick copy firms and institutional entities. Our paper merchants operate in the United States and Canada under a single banner and umbrella name, the Domtar Distribution Group. Ris Paper, part of the Domtar Distribution Group, operates throughout the Northeast, Mid-Atlantic and Midwest areas from 19 locations in the United States, including 16 distribution centers. Domtar Distribution Group, in Canada, operates as Buntin Reid in three locations in Ontario; JBR/La Maison du Papier in two locations in Quebec; and The Paper House in two locations in Atlantic Canada.

WOOD

Our Wood business comprises the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operate four sawmills with a production capacity of approximately 495 million board feet of lumber and one remanufacturing facility. In addition, we own five sawmills that are currently not in operation but have an aggregate production capacity of approximately 730 million board feet of lumber. We also have an interest in four joint ventures, one of which is not in operation, as well as an investment in a business, which all produce wood products. We seek to optimize 28 million acres of forestland directly licensed or owned in Canada and the United States through efficient management and the application of certified sustainable forest management practices such that a continuous supply of wood is available for future needs.

In June 2007, Domtar Inc. entered into an agreement to sell substantially all of its Wood business to the newly created Conifex. See the “Agreement for the Sale of Wood business” section above for further details.

CONSOLIDATED RESULTS OF OPERATIONS

The following table includes the consolidated financial results of Domtar Corporation for the thirteen and thirty-nine week periods ended September 30, 2007, which consists of the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to September 30, 2007, and the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the thirteen and thirty-nine week periods ended September 26, 2006.

	Thirteen weeks ended		Thirty-nine weeks ended
FINANCIAL HIGHLIGHTS	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
(In millions of U.S. dollars, unless otherwise noted)
Sales	$1,660	$795	$4,294	$2,433

Operating income (loss)	123	69	263	(699)

Net income (loss)	36	48	96	(711)

Net income (loss) per common share (in dollars) (1):
Basic	0.07	0.17	0.21	(2.50)
Diluted	0.07	0.17	0.21	(2.50)

Operating income (loss) per segment:
Papers	$133	$73	$296	$(691)
Paper Merchants	6	—	12	—
Wood	(13)	(4)	(37)	(8)
Corporate	(3)	—	(8)	—

Total	$123	$69	$263	$(699)

			As at September 30, 2007	As at December 31, 2006
Total assets			$8,061	$3,998
Total long-term debt, including current portion			$2,375	$44

(1)	Refer to Note 5 of the consolidated financial statements for more information on the calculation of net income per common share.

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 30, 2007 VS

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 24, 2006 OVERVIEW

SALES

Sales for the third quarter of 2007 amounted to $1,660 million, an increase of $865 million, or 109%, from sales of $795 million in the third quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $872 million attributable to Domtar Inc., sales for the third quarter of 2007 amounted to $788 million, a decrease of $7 million compared to the third quarter of 2006. The decrease was mainly attributable to lower shipments for wood products, partially offset by higher average selling prices of pulp and paper.

Domtar Inc.’s sales for the thirteen weeks ended September 30, 2007 amounted to $872 million. Domtar Inc.’s sales were impacted by lower shipments for pulp and paper as well as wood products, partially offset by higher average selling prices for pulp and paper.

COST OF SALES

Cost of sales increased by $678 million or 112% in the third quarter of 2007 compared to the third quarter of 2006 in part due to the acquisition of Domtar Inc. Excluding cost of sales of $642 million attributable to Domtar Inc., cost of sales in the third quarter of 2007 amounted to $641 million, an increase of $36 million compared to the third quarter of 2006. This increase was mainly attributable to higher costs for fiber and chemicals, the negative impact of a stronger Canadian dollar and higher costs related to planned maintenance shutdowns. These factors were partially offset by lower cost for freight due to lower rates, and lower costs for energy.

Domtar Inc.’s cost of sales for the thirteen weeks ended September 30, 2007 was $642 million and reflected higher costs for fiber and chemicals, higher costs related to planned maintenance shutdowns as well as the negative impact of a stronger Canadian dollar, partially offset by lower production and shipments for all of its major products, lower costs for freight and energy, and to a lesser extent, lower charges on softwood lumber exports.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses increased by $82 million in the third quarter of 2007 compared to the third quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding SG&A of $78 million attributable to Domtar Inc., SG&A in the third quarter of 2007 amounted to $48 million, an increase of $4 million from the third quarter of 2006, mostly due to integration costs of approximately $14 million as well as fees paid to Weyerhaeuser for transition services. These amounts were offset by the elimination of the corporate charges from Weyerhaeuser.

Domtar Inc.’s SG&A for the thirteen weeks ended September 30, 2007 amounted to $78 million and included mark-to-market gains on financial instruments of approximately $6 million.

OPERATING INCOME

Operating income in the third quarter of 2007 amounted to $123 million, an increase of $54 million compared to operating income of $69 million in the third quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding operating income of $47 million attributable to Domtar Inc., operating income in the third quarter of 2007 amounted to $76 million, an increase of $7 million compared to the third quarter of 2006. The improvement in operating income was mostly attributable to the factors mentioned above.

Domtar Inc.’s operating income for the thirteen weeks ended September 30, 2007 amounted to $47 million and was also impacted by the factors mentioned above.

INTEREST EXPENSE

We incurred $48 million of interest expense, including $14 million of interest incurred under our new Credit Agreement that we entered into in connection with the Transaction as well as $31 million of interest on existing Domtar Inc. debt assumed by us on March 7, 2007.

INCOME TAXES

Income tax expense amounted to $39 million in the third quarter of 2007, which was comprised of current tax expense of $49 million and deferred tax benefit of $10 million.

During the third quarter, the Company made income tax payments, net of refunds, of $17 million.

The following table provides the allocation of income tax expense of each jurisdiction for the third quarter:

JURISDICTION	Canada	U.S.	Total
(In million of U.S. dollars, unless otherwise noted)
Income (loss) before income taxes	($23)	$98	$75
Income tax (benefit) expense	(6)	45	39
Effective tax rate	26%	46%	52%

The combined statutory rate in Canada is approximately 31% and the combined statutory rate in the U.S. is approximately 40%. The Canadian effective tax rate of the thirteen weeks ended September 30, 2007 includes an additional expense of $1 million related to current year non-deductible items. The U.S. effective tax rate for the thirteen weeks ended September 30, 2007 includes an additional expense of $6 million. This amount includes an adjustment to our estimate of the non-conventional fuel tax credits of $3 million and a $2 million provision for the U.S. withholding taxes payable on future distributions from the U.S. subsidiaries under APB No. 23, “Accounting for Income Taxes – Special Areas”, (“APB 23”).

NET INCOME

Net income amounted to $36 million ($0.07 per common share on a diluted basis) in the third quarter of 2007, a decrease of $12 million compared to net income of $48 million ($0.17 per common share on a diluted basis) in the third quarter of 2006. Excluding net income of $27 million attributable to Domtar Inc., net income in the third quarter of 2007 amounted to $9 million, a decrease of $39 million compared to the third quarter of 2006. This decrease in net income was mainly attributable to the factors mentioned above.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 2007 VS

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 24, 2006 OVERVIEW

SALES

Year-to-date sales for 2007 amounted to $4,294 million, an increase of $1,861 million, or 76%, from year-to-date sales of $2,433 million in 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $1,921 million attributable to Domtar Inc., year-to-date sales for 2007 amounted to $2,373 million, a decrease of $60 million compared to the year-to-date sales for 2006. The decrease was mainly attributable to lower shipments for paper and wood, as well as lower average selling prices for wood products. These factors were partially offset by higher average selling prices for pulp and paper and higher shipments for pulp.

Domtar Inc.’s sales for the thirty weeks ended September 30, 2007 amounted to $1,921 million. Domtar Inc.’s sales were impacted by lower shipments for paper, pulp and wood products and lower average selling prices for lumber, partially offset by higher average selling prices for paper and pulp.

COST OF SALES

Year-to-date cost of sales increased by $1,395 million, or 69%, in 2007 compared to year-to-date cost of sales in 2006 primarily due to the acquisition of Domtar Inc. Excluding cost of sales of $1,522 million attributable to Domtar Inc., year-to-date cost of sales in 2007 amounted to $1,896 million, a decrease of $127 million compared to year-to-date cost of sales of 2006. This decrease was mainly attributable to lower costs for freight as well as lower costs due to the mill and sawmill closures mentioned above, partially offset by higher costs for fiber and chemicals, the negative impact of a stronger Canadian dollar and a $5 million increase in an environmental provision recorded in the first quarter of 2007.

Domtar Inc.’s cost of sales for the thirty weeks ended September 30, 2007 amounted to $1,522 million, which were impacted by lower production and shipments for all of its major products, lower costs of freight and energy, partially offset by higher cost of fiber and chemicals, the negative impact of a stronger Canadian dollar and higher cost related to planned maintenance shutdowns.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Year-to-date SG&A expenses increased by $145 million in 2007 compared to year-to-date SG&A in 2006 primarily due to the acquisition of Domtar Inc. Excluding SG&A of $138 million attributable to Domtar Inc., year-to-date SG&A in 2007 amounted to $138 million, an increase of $7 million compared to year-to-date SG&A in 2006. This increase in SG&A is mostly due to integration costs of approximately $14 million as well as fees paid to Weyerhaeuser for transition services. These amounts were offset by the elimination of the corporate charges from Weyerhaeuser.

Domtar Inc.’s SG&A amounted to $138 million for the thirty weeks ended September 30, 2007, and included transaction and integration costs as well as mark-to-market gains on financial instruments.

OPERATING INCOME

Year-to-date operating income in 2007 amounted to $263 million, an increase of $962 million compared to a year-to-date operating loss in 2006 of $699 million mainly due to a goodwill impairment charge recorded in the first quarter of 2006 and in part due to the acquisition of Domtar Inc. Excluding operating income of $92 million attributable to Domtar Inc., year-to-date operating income in 2007 amounted to $171 million, an increase of $870 million compared to 2006. The improvement in operating income was mostly attributable to a $749 million goodwill impairment charge recorded in the first quarter of 2006 based on an evaluation of the goodwill relating to the Papers segment, as well as the factors mentioned above.

Domtar Inc.’s operating income for the thirty weeks ended September 30, 2007 amounted to $92 million, and was impacted by the factors mentioned above.

INTEREST EXPENSE

We incurred $106 million of interest expense for the thirty-nine week period ended September 30, 2007 mainly relating to interest incurred after March 6, 2007 under our new Credit Agreement, that we entered into in connection with the Transaction, as well as interest on existing Domtar Inc. debt assumed from March 7, 2007.

INCOME TAXES

For the thirty-nine week period ended September 30, 2007, our income tax expense totaled $61 million, which was comprised of current tax expense of $87 million and deferred tax recovery of $26 million. The current tax expense includes $13 million of expense related to the period prior to the Transaction and does not constitute cash taxes for the Company. We made income tax payments of $40 million year-to-date and are forecasting income tax payments in the amount of $60 million during the fourth quarter.

The following table provides the allocation of the income tax expense of each jurisdiction on a year-to-date basis:

JURISDICTION	Canada	U.S.	Total
(In million of U.S. dollars, unless otherwise noted)
Income (loss) before income taxes	($73)	$230	$157
Income tax (benefit) expense	(32)	93	61
Effective tax rate	44%	40%	39%

The Canadian effective tax rate for the thirty-nine weeks ended September 30, 2007 differs from the combined statutory rate due to a $7 million benefit related to changes in the federal income tax rate, out of which $6 million is related to a previously reported out of period adjustment. The U.S. effective tax rate includes $5 million related to the non-conventional fuel tax credit. The non-conventional fuel tax credits are subject to fluctuations in the price of oil. Due to the high level of uncertainty inherent in future oil prices, this estimate may change significantly and we may have to further adjust the credit in the fourth quarter. Under current U.S. tax law, the sale of biomass gas will no longer generate non-conventional fuel tax credits after 2007. Also, the Company recorded a $4 million expense for U.S. withholding taxes payable on future distributions from the U.S. subsidiaries.

NET INCOME

Year-to-date net income amounted to $96 million ($0.21 per common share on a diluted basis) in 2007, an increase of $807 million compared to a year-to-date net loss of $711 million ($2.50 per common share on a diluted basis) in 2006 mainly due to the impairment of goodwill recorded in the first quarter of 2006 and in part due to the acquisition of Domtar Inc. Excluding net income of $28 million attributable to Domtar Inc., year-to-date net income in 2007 amounted to $68 million, an increase of $779 million compared to the year-to-date net loss of 2006. This improvement in net income was mainly attributable to the factors mentioned above.

PAPERS

	Thirteen weeks ended		Thirty-nine weeks ended
SELECTED INFORMATION	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
(In millions of U.S. dollars, unless otherwise noted)
Sales
Total sales	$1,411	$759	$3,715	$2,304
Intersegment sales to Paper Merchants	(72)	(1)	(162)	(1)

	1,339	758	3,553	2,303

Operating income (loss)	133	73	296	(691)

Shipments
Paper (in thousands of ST)	1,261	711	3,341	2,256
Pulp (in thousands of ADMT)	333	180	912	592
Benchmark prices(1):
Copy 20 lb sheets ($/ton)	$990	$950	$961	$887
Offset 50 lb rolls ($/ton)	803	850	808	818
Coated publication, no.5, 40 lb Offset, rolls ($/ton)	782	848	769	880
Pulp NBSK – U.S. market ($/ADMT)	837	757	812	706
Pulp NBHK – Japan market(2) ($/ADMT)	658	618	646	577

(1)	Source: Pulp & Paper Week. As such, these prices do not necessarily reflect our transaction prices.
(2)	Based on Pulp and Paper Week’s Southern Bleached Hardwood Kraft pulp prices for Japan, increased by an average differential of $15/ADMT between Northern and Southern Bleached Hardwood Kraft pulp prices.

SALES AND OPERATING INCOME

Sales

Sales in our Papers business amounted to $1,339 million in the third quarter of 2007, an increase of $581 million, or 77%, from sales of $758 million in the third quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $562 million attributable to Domtar Inc., sales in the third quarter of 2007 amounted to $777 million, an increase of $19 million compared to sales in the third quarter of 2006. The increase in sales was mostly attributable to an increase in average selling prices for pulp and paper compared to the third quarter of 2006 as well as higher shipments of pulp and paper of approximately 8% and 1%, respectively, excluding shipments attributable to Domtar Inc. For the thirty-nine week period ended September 30, 2007, sales in our Papers business increased by $1,250 million, or 54% compared to the thirty-nine week period ended September 24, 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $1,225 million attributable to Domtar Inc., sales in 2007 amounted to $2,328 million, an increase of $25 million compared to sales in 2006. The increase is attributable to an increase in average selling prices for pulp and paper and higher shipments of pulp, partially offset by lower shipments of paper.

Domtar Inc.’s sales for the third quarter of 2007 and the thirty-week period ended September 30, 2007 amounted to $562 million and $1,225 million, respectively. Sales for Domtar Inc. were impacted by higher average selling prices for paper and pulp, partially offset by lower shipments for pulp and paper.

Operating Income

Operating income in our Papers business totaled $133 million for the third quarter of 2007, an increase of $60 million compared to operating income of $73 million in the third quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding operating income of $51 million attributable to Domtar Inc., operating income for the third quarter of 2007 amounted to $82 million, an increase of $9 million compared to operating income in the third quarter of 2006. The increase was mainly attributable to higher average selling prices for paper and pulp, lower cost for freight due to lower rates, higher shipments of pulp and paper, and lower costs for energy. These factors were partially offset by higher costs for fiber and chemicals, the negative impact of a stronger Canadian dollar, higher costs related to planned maintenance shutdowns. For the thirty-nine week period ended September 30, 2007, operating income in our Papers business increased by $987 million compared to the thirty-nine week period ended September 24, 2006 primarily due to the goodwill impairment expense recorded in the first quarter of 2006 and in part due to the acquisition of Domtar Inc. Excluding the operating income of $111 million attributable to Domtar Inc., operating income in 2007 amounted to $185 million, an increase of $876 million compared to an operating loss in 2006. The increase is attributable to a $749 million goodwill impairment expense recorded in the first quarter of 2006 as well as the factors mentioned above, offset by lower shipments of paper.

Domtar Inc.’s operating income totaled $51 million in the third quarter of 2007 and $111 million for the thirty week period ended September 30, 2007. Domtar Inc.’s operating income was impacted by higher costs for fiber and chemicals, and lower shipments for paper and pulp, partially offset by higher average selling prices for paper and pulp, and lower freight and energy charges.

PRICING ENVIRONMENT

In our Papers business, our overall average sales prices increased in the third quarter of 2007 compared to the third quarter of 2006. Our average sales price for copy 20 lb sheets was higher on average by $88/ton, or 9%, while our average sales price for offset 50 lb rolls was lower on average by $28/ton, or 3%, in the third quarter of 2007 compared to the third quarter of 2006. A US$60/ton price increase for offset and opaque rolls was implemented in the third quarter of 2007.

Our average sales prices for NBSK pulp increased by $70/tonne, or 11%, in the third quarter of 2007 compared to the third quarter of 2006. There were no external sales of Northern Bleached Hardwood Kraft (“NBHK”) pulp by the Predecessor company in the third quarter of 2006, but in comparison to Domtar Inc.’s average sales prices for the third quarter of 2006, our average sales prices for NBHK pulp increased $27/tonne, or 5%. We implemented a US$20/tonne price increase on softwood pulp in July 2007 and September 2007 and on our hardwood pulp in August 2007. A subsequent $20/tonne price increase has been announced for hardwood pulp effective in October 2007.

OPERATIONS

Shipments

Our paper shipments, excluding shipments attributable to Domtar Inc., increased by 8,000 tons, or 1%, in the third quarter of 2007 compared to the third quarter of 2006.

Our pulp trade shipments, excluding shipments of Domtar Inc., increased by 14,000 tonnes, or 8%, in the third quarter of 2007 compared to the third quarter of 2006 mostly due to increased lack-of-order downtime in paper, resulting in the availability of more saleable market pulp.

Labor

Negotiations for the renewal of the collective agreement at our Ashdown mill (affecting approximately 700 employees) began in October 2007. Negotiations for the renewal of the collective agreement at our Woodland mill are scheduled to begin in November 2007.

Restructuring

In July 2007, Domtar announced the closures of two paper machines, one at our Woodland paper mill and another at our Port Edwards paper mill as well as our Gatineau paper mill and its converting center, effective in October 2007. In total, these closures resulted in the curtailment of approximately 284,000 tons of paper capacity per year and affected approximately 430 employees.

The closure and restructuring costs relate to operations and activities of Domtar Inc., which was acquired by Domtar Corporation on March 7, 2007 and were incurred as part of a restructuring plan that had begun to be assessed and formulated by management at that date. As a result, these costs represent assumed liabilities and costs incurred as of the acquisition date and were treated as part of the purchase price allocation in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These closures also impacted the fair value of certain property, plant and equipment as part of the Domtar Inc. purchase price allocation. At September 30, 2007, the remaining closure and restructuring cost provision related to the plan was $17 million, related entirely to the Papers segment.

Other

On September 12, 2007, the Company signed a memorandum of understanding with the Province of Saskatchewan for a plan that could result in the redevelopment of the Prince Albert facility. See “Redevelopment of our Prince Albert Facility” above for further details.

Our Lebel-sur-Quévillon pulp mill was indefinitely closed in the fourth quarter of 2005 due to unfavorable economic conditions. As of September 30, 2007, the Lebel-sur-Quévillon pulp mill remains indefinitely idled due to continuing unfavorable economic factors such as high wood fiber, energy and transportation costs, a strong Canadian dollar and uncompetitive labor costs.

On May 9, 2007, we concluded the sale of our Vancouver property for total proceeds of $20 million. No gain was recorded on the sale.

PAPER MERCHANTS

	Thirteen weeks ended		Thirty-nine weeks ended
SELECTED INFORMATION	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
(In millions of U.S. dollars)
Sales	$249	—	$550	—

Operating income	6	—	12	—

SALES AND OPERATING INCOME

Sales

Our Paper Merchants business generated sales of $249 million in the third quarter of 2007, and sales of $550 million for the thirty-nine weeks ended September 30, 2007. The Predecessor had no Paper Merchants operations.

Operating Income

Operating income amounted to $6 million in the third quarter of 2007 and $12 million for the thirty-nine weeks ended September 30, 2007. Our third quarter of 2007 includes a decrease in the allowance for doubtful accounts of $2 million.

WOOD

	Thirteen weeks ended		Thirty-nine weeks ended
SELECTED INFORMATION	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
(In millions of Canadian dollars, unless otherwise noted)
Sales	$88	$49	$225	$186
Intersegment sales	(16)	(12)	(34)	(56)

	72	37	191	130
Operating loss	(13)	(4)	(37)	(8)

Shipments (millions of FBM)	197	43	512	183

Benchmark prices(1):
Lumber G.L. 2x4x8 stud ($/MFBM)	$336	$313	$329	$358
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	343	351	336	382

(1)	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

SALES AND OPERATING LOSS

Sales

Sales in our Wood business amounted to $72 million in the third quarter of 2007, an increase of $35 million, or 95%, compared to sales of $37 million in the third quarter of 2006 due to the acquisition of Domtar Inc. Excluding sales of $61 million attributable to Domtar Inc., sales in the third quarter of 2007 amounted to $11 million, a decrease of $26 million compared to the third quarter of 2006. The decrease was mostly attributable to lower shipments as a result of the slowdown in the U.S. housing industry partially offset by higher average selling prices. For the thirty-nine week period ended September 30, 2007, sales in our Wood business increased by $61 million, or 47%, compared to the thirty-nine week period ended September 24, 2006 due to the acquisition of Domtar Inc. Excluding sales of $146 million attributable to Domtar Inc., sales in 2007 amounted to $45 million, a decrease of $85 million compared to sales in 2006. The decrease is attributable to lower shipments, mostly due from the indefinite closure of our Big River and 51% owned Wapawekka, Saskatchewan sawmills during the first quarter of 2006 and lower average selling prices.

Domtar Inc. sales amounted to $61 million in the third quarter of 2007 and $146 million in the thirty week period ended September 30, 2007 and were impacted by lower shipments and lower average selling prices.

Operating Loss

Operating loss in our Wood business amounted to $13 million in the third quarter of 2007, an increase of $9 million compared to an operating loss of $4 million in the third quarter of 2006 primarily due to the acquisition of Domtar Inc. Excluding an operating loss of $10 million attributable to Domtar Inc., the operating loss in the third quarter of 2007 amounted to $3 million, a decrease of $1 million from the operating loss in the third quarter of 2006. The decrease was mostly attributable to higher average selling prices, partially offset by lower shipments. For the thirty-nine week period ended September 30, 2007, operating loss in our Wood business increased by $29 million compared to the thirty-nine week period ended September 24, 2006 primarily due to the acquisition of Domtar Inc. Excluding an operating loss of $26 million attributable to Domtar Inc., the operating loss in 2007 amounted to $11 million, an increase in operating loss of $3 million compared to 2006. The increase in operating loss is attributable to lower average selling prices and shipments, partially offset by lower costs resulting from the sawmill closures mentioned above.

Domtar Inc.’s operating loss totaled $10 million in the third quarter of 2007 and $26 million for the thirty-week period ended September 30, 2007. Factors impacting Domtar Inc.’s operating loss includes lower average selling prices and lower shipments for lumber and chips, partially offset by lower energy costs and lower freight charges.

PRICING ENVIRONMENT

Our average sales prices for Great Lakes 2x4 stud increased by $15/MFBM, or 5%, and our average sales prices for Great Lakes 2x4 random length decreased by $16/MFBM, or 5%, in the third quarter of 2007 compared to the third quarter of 2006.

OPERATIONS

Shipments

Our lumber and wood product shipments, excluding shipments of Domtar Inc., decreased by 6 MFBM, or 14%, in the third quarter of 2007 compared to the third quarter of 2006 as a result of the slowdown in the U.S housing industry. On a year-to-date basis, our lumber and wood shipments, excluding shipments of Domtar Inc., decreased by 77 MFBM, or 42%, compared to the same period last year, mostly as a result of our indefinite closure of our Big River and 51% owned Wapawekka sawmills during the first quarter of 2006, as well as the slowdown in the U.S. housing industry.

Fiber supply

The Province of Quebec adopted legislation, which became effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and Cree First Nations. As a result, the amount of fiber, primarily softwood fiber, we are permitted to harvest annually, under our existing licenses from the Quebec government, was reduced by approximately 500,000 cubic meters to approximately 2.0 million cubic meters, reflecting a 21% reduction. The Chief Forester of Quebec has proposed a further reduction of 60,000 cubic meters, or 3%, of the total softwood annual allowable cut of forests managed by Domtar. This would significantly affect the supply of fiber for our Northern Quebec softwood sawmill and market pulp operations. The reduction in harvest volume would also result in a corresponding increase in the unit cost of wood delivered to the sawmills. As a result of the closure in November 2005 of Domtar Inc.’s pulp mill at Lebel-sur-Quévillon due to unfavorable economic conditions and no alternative markets for chips produced by its sawmills, as well as the reduced allowable wood harvesting volume, Domtar Inc.’s Northern Quebec sawmills, including Val d’Or, Matagami and Lebel-sur-Quévillon, were closed for an indefinite period of time. These sawmill closures represent a combined annual capacity of approximately 400 million board feet of lumber. In June 2007, we restarted our Val d’Or sawmill, as a result of a new contract for our chips and favorable economic conditions, which has an annual capacity of approximately 120 million board feet.

On October 1, 2007, Domtar Inc. received a written notice from the Minister of Natural Resources and Wildlife for the province of Quebec purporting to revoke, effective as of September 14, 2007, Domtar Inc.’s forest license rights relating to its Grand-Remous and Malarctic sawmills. We and Domtar Inc. believe that the Minister’s action is unlawful and will vigorously defend Domtar Inc.’s rights. As a result of this notice, Conifex has delivered a notice purporting to terminate its agreement to purchase Domtar Inc.’s Wood business. We and Domtar Inc. also believe that the purported unilateral termination of the agreement by Conifex is invalid under the terms of the agreement. However, if Domtar Inc. is not successful in reinstating these license rights and obtaining the consent of the Minister to transfer the license rights to Conifex on or before December 31, 2007, Conifex would have the right to terminate the agreement and, if it exercised its right to do so, the pending sale would not be completed.

Historically, Weyerhaeuser provided, on average, approximately 45% of the Weyerhaeuser Fine Paper Business’ wood fiber requirements, which is approximately 19% of our overall wood fiber requirements. We currently obtain our wood fiber requirements in part by harvesting timber pursuant to our forest licenses and forest management agreements, in part by purchasing wood fiber from Weyerhaeuser pursuant to the fiber and pulp supply agreements entered into in connection with the Transactions, which expire between 2007 and 2027, and in part by purchasing wood fiber from third parties. If our cutting rights pursuant to our forest licenses or forest management agreements are reduced or if Weyerhaeuser or any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to us, our financial condition and operating results would suffer.

Other

In September 2007, we concluded the sale of our 45% investment in Nabakatuk Forest Products Inc. for total proceeds of approximately $4 million. No gain was recorded on the sale.

In June 2007, we entered into an agreement to sell substantially all of our Wood business to Conifex Inc. See “Sale of Wood Business” above for further detail.

In the first quarter of 2006, we indefinitely closed our Big River and 51% owned Wapawekka, Saskatchewan sawmills, due to the closure of our Prince Albert, Saskatchewan facility and poor market conditions. These facilities are currently not in operation. As at September 30, 2007, we had not determined whether these facilities will be reopened, sold or closed. In the event that our Big River, Saskatchewan sawmill is closed, the Province of Saskatchewan may require active decommissioning and reclamation at the facility, which would likely include investigation and remedial action for areas of significant environmental impacts. See “Potential redevelopment of Prince Albert facility” above for more detail.

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

STOCK BASED COMPENSATION EXPENSE

Prior to the consummation of the Transaction, employees of Weyerhaeuser who were being transferred to the Company were given the opportunity to exchange their outstanding Weyerhaeuser equity awards for awards of the Company having the same terms and conditions as their prior Weyerhaeuser awards. We have adopted three plans to provide for the grant of our equity awards in exchange for the prior plan awards. The Restricted Share Units (“RSU”), Stock Appreciation Rights (“SAR”) and Stock Options mirror the three Weyerhaeuser plans under which the prior plan awards were initially granted.

In connection with the Transaction, Domtar Corporation also exchanged outstanding options held by Domtar Inc. employees for options to purchase, on the same terms and conditions, shares of common stock of Domtar Corporation. The number of shares subject to the options granted in exchange was equal to the number of common shares of Domtar Inc. that would have been received or a number of shares of Domtar Corporation common stock that would provide the equivalent value to the Domtar Inc. common shares determined using the Black-Scholes option-pricing model, depending if the exercise price was higher, equal to or less than the market value at the time of the exchange. Further, each outstanding award of restricted Domtar Inc. common shares and deferred share units was exchanged on a one-for-one basis, and on the same terms and conditions as applied to Domtar Inc. awards, for awards of restricted shares and deferred share units with respect to the Company’s common stock.

For the thirteen and thirty-nine weeks ended September 30, 2007, the total expense recognized in the Company’s results of operations related to these equity awards is not significant. No new awards have been or will be made under any of the replacement equity plans.

In June 2007, a number of new equity awards were granted, consisting of performance conditioned restricted stock units, restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions. As of September 30, 2007, none of the performance and market conditions were met. For the thirteen and thirty-nine weeks ended September 30, 2007, compensation expense recognized in the Company’s results of operations was approximately $3 and $7 million respectively for all of the outstanding awards. Compensation cost not yet recognized amounted to approximately $24 million and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

Our ability to make payments on and to refinance our indebtedness, including debt we have incurred under the Credit Agreement, and to fund working capital, capital expenditures, debt service and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The terms of the debt we, Domtar Paper Company, LLC and Domtar Inc. incurred under the Credit Agreement, the terms of debt incurred by Domtar Inc. under its existing debt instruments and the terms of future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

OPERATING ACTIVITIES

Cash flows provided from operating activities totaled $144 million in the third quarter of 2007 compared to cash flows provided from operating activities of $30 million in the third quarter of 2006 in part due to the acquisition of Domtar Inc. Excluding cash flows provided from operating activities of $25 million attributable to Domtar Inc., cash flows provided from operating activities totaled $119 million in the third quarter of 2007, an $89 million increase compared to the third quarter of 2006 mostly due to a decrease in requirements for working capital. On a year-to-date basis, cash flows provided from operating activities totaled $424 million in 2007 compared to cash flows provided from operating activities of $212 million in 2006 in part due to the acquisition of Domtar Inc. Excluding cash flows provided from operating activities of $176 million attributable to Domtar Inc., cash flows provided from operating activities amounted to $248 million in 2007, a $36 million increase compared to 2006. This increase in cash flows generated from operations mainly reflects a decrease in requirements for working capital.

INVESTING ACTIVITIES

Cash flows used for investing activities totaled $15 million in the third quarter of 2007 compared to cash flows used for investing activities of $12 million in the third quarter of 2006. The $3 million increase in cash flows used for investing activities was mainly attributable to higher capital spending in the amount of $7 million in 2007. On a year-to-date basis, cash flows provided from investing activities in 2007 amounted to $530 million. Excluding acquired cash of $573 million in 2007, cash flows used for investing activities was $43 million, compared to cash flows used for investing activities of $53 million in 2006. The $10 million improvement, when excluding cash acquired, is primarily related to the proceeds from our disposals of property, plant and equipment, partially offset by higher capital spending.

FINANCING ACTIVITIES

In the third quarter of 2007, cash flows used for financing activities amounted to $81 million compared to cash flows used for financing activities of $19 million in the third quarter of 2006. Excluding cash flows provided by financing activities of $6 million attributable to Domtar Inc., cash flows used for financing activities totaled $87 million, a $68 million increase compared to cash flows used for financing activities in the third quarter of 2006. This increase in cash flows used for financing activities of $68 million mainly reflects a repayment of $75 million on our term loan, partially offset by an increase in bank indebtedness. On a year-to-date basis, cash flows used for financing activities totaled $825 million in 2007 compared to cash flows used for financing activities of $159 million in 2006. Excluding cash flows used for financing activities of $37 million attributable to Domtar Inc., cash flows used for financing activities totaled $788 million in 2007 compared to cash flows used for financing activities in 2006 of $159 million. This $629 million increase in cash flows used for financing activities is mainly attributable to the distribution to Weyerhaeuser of $1,431 million more than offsetting net borrowings under our new Credit Agreement of $645 million (consisting of an $800 million Term loan B facility less repayments).

We do not intend to pay dividends for the foreseeable future. In addition, our ability to pay dividends will be restricted by current and future agreements governing the Company and the Company’s subsidiaries’ debt, including our senior secured credit facilities.

CAPITAL RESOURCES

Net indebtedness was $2,314 million as at September 30, 2007, calculated as bank indebtedness plus long-term debt net of cash and cash equivalents, compared to $43 million as at December 31, 2006. The $2,271 million increase in net indebtedness is due to the outstanding indebtedness of Domtar Inc. at the time of the Transaction and borrowings under our credit agreement entered into in connection with the Transaction.

In connection with the Transactions, the Company, Domtar Paper Company, LLC and Domtar Inc. entered into a new Credit Agreement, which consists of an $800 million senior secured tranche B term loan facility and a $750 million senior secured revolving credit facility. In connection with the closing of the Transactions, the Company borrowed $800 million under the tranche B term loan facility, which has subsequently been reduced to $645 million. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for working capital needs and for general corporate purposes, and a portion will be available for letters of credit and swingline loans. Borrowings by the U.S. Borrowers under the revolving credit facility will be made available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility will be made available in U.S. dollars and/or Canadian dollars and limited to $150 million (or the Canadian dollar equivalent thereof).

The tranche B term loan facility matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan facility amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date.

Amounts drawn under the tranche B term loan facility bear annual interest at either a Eurodollar rate plus a margin of 1.375%, or an alternate base rate plus a margin of 0.375%. Amounts drawn under the revolving credit facility bear annual interest at either a Eurodollar rate plus a margin of 1.25% to 2.25%, or an alternate base rate plus a margin of 0.25% to 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in U.S. dollars bear annual interest at either a Eurodollar rate plus a margin of 1.25% to 2.25%, or an U.S. base rate plus a margin of 0.25% to 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in Canadian dollars bear annual interest at the Canadian prime rate plus a margin of 0.25% to 1.25%. Domtar Inc. may also issue bankers’ acceptances denominated in Canadian dollars which are subject to an acceptance fee, payable on the date of acceptance, which is calculated at a rate per annum equal to 1.25% to 2.25%. The interest rate margins and the acceptance fee, in each case, with respect to the revolving credit facility are subject to adjustments based on the Company’s consolidated leverage ratio.

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, dividends and other payments in respect of capital stock, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions, changes in lines of business, and the proposed amendments to the transaction documents to the extent that any such amendment would be materially adverse to the interests of the lenders. For so long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined) to consolidated cash interest coverage ratio of greater than 2.50x and a consolidated debt to consolidated EBITDA (as defined) ratio of less than 4.75x, decreasing to 4.5 on December 31, 2008. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice.

The Company’s direct and indirect, existing and future, U.S. wholly-owned subsidiaries serve as guarantors of the senior secured credit facilities for any obligations there under of the U.S. borrowers, subject to exceptions for the U.S. subsidiaries of Domtar Inc. and other agreed exceptions. Presently, Domtar Paper Company, LLC is the sole subsidiary guaranteeing the Company’s obligations under the Credit Agreement. Domtar Inc.’s direct and indirect, existing and future, wholly-owned subsidiaries, as well as the Company and its subsidiaries, serve as guarantors of Domtar Inc.’s obligations as a borrower under the senior secured credit facilities, subject to agreed exceptions. Presently, Domtar Paper Company, LLC and Domtar Corp.’s subsidiaries guarantee Domtar Inc.’s obligations under the Credit Agreement. Domtar Inc. does not guarantee Domtar Corp.’s obligations under the Credit Agreement.

The obligations of the Company in respect of the senior secured credit facilities are secured by all of the equity interests of the Company’s direct and indirect U.S. subsidiaries, other than the U.S. subsidiaries of Domtar Inc., and 65% of the equity interests of the Company’s direct and indirect “first-tier” foreign subsidiaries, subject to agreed exceptions, and a perfected first priority security interest in substantially all of the Company’s and its direct and indirect U.S. subsidiaries’ tangible and intangible assets (other than the U.S. subsidiaries of Domtar Inc.). The obligations of Domtar Inc., and the obligations of the non-U.S. guarantors, in respect of the senior secured credit facilities and any hedge agreements or cash management arrangements entered into with a lender there under also are secured by all of the equity interests of the Company’s direct and indirect subsidiaries, subject to agreed exceptions, and a perfected first priority security interest, lien and hypothec in the inventory of Domtar Inc., its immediate parent, and its direct and indirect subsidiaries, other than its U.S. subsidiaries.

As at September 30, 2007, borrowings under the Tranche B term loan facility had been reduced from the initial $800 million to $645 million. Also, we had no amounts drawn under our revolving credit facility and $3 million of borrowings outstanding in the form of a bank overdraft and $51 million of letters of credit outstanding resulting in $696 million of availability for future drawings under this facility. An additional letter of credit of $2 million was outstanding in connection with an industrial revenue bond.

The indentures related to the 10% and 10.85% debentures of Domtar Inc. limit the amount of dividends that may be paid to us by Domtar Inc. These indentures also require that no new long-term debt be incurred by Domtar Inc., unless total long-term debt of Domtar Inc. is less than 50% of its consolidated net tangible assets, but do not restrict the incurrence of new long- term debt related to the purchase of property or the replacement of existing long-term debt or the issuance of short-term debt. All indentures of Domtar Inc. related to debt obligations contain restrictions on the amount of secured borrowings Domtar Inc. can incur with other lenders. On October 17, 2007, we announced the commencement of exchange offers and proxy solicitation relating to Domtar Inc.’s outstanding public debt. See the “Recent development” section above for further details.

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

The ratings by Moody’s Investors Services (“Moody’s”) are the fifth and sixth best ratings in terms of quality within nine rating gradations, with the numerical modifier 1 indicating a ranking at the top end of a rating category and the numerical modifier 2 indicating a ranking in the middle of a rating category. According to Moody’s, a rating of Ba has speculative elements and a rating of B is considered speculative. The ratings by Standard & Poor’s (“S&P”) are the fifth and sixth best ratings in terms of quality within ten rating gradations, with the “plus” indicating a ranking at the higher end of this category. According to S&P, ratings of BB and B have significant speculative characteristics. The debt ratings by Dominion Bond Rating Services (“DBRS”) are the fourth and fifth best ratings in terms of quality within ten rating gradations, with the “low” indicating a ranking in the lower end of a rating category. According to DBRS, a rating of BBB has adequate credit quality and a rating of BB is speculative and non-investment grade.

All the agencies have a “stable” outlook in respect to these ratings. Any reductions in our credit ratings would have a negative impact on our access to and cost of capital and financial flexibility. The above ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the above rating agencies.

Common stock

Upon the consummation of the Transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of September 30, 2007, we had 50,142,850 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economically equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the board of directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events.

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

As of September 30, 2007, the cash received from the transfer of receivables amounted to $130 million. We expect to continue selling receivables on an ongoing basis, given the attractive discount rates. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, our working capital and bank debt requirements could increase.

RELATED PARTY TRANSACTIONS

Prior to the Transaction, the Weyerhaeuser Fine Paper Business was engaged in various transactions with Weyerhaeuser that were characteristic of a consolidated group under common control. For the thirteen and thirty-nine weeks ended September 24, 2006, the Weyerhaeuser Fine Paper Business purchased from Weyerhaeuser pulp, fiber and corrugated boxes for an amount of $35 million and $136 million, respectively, and sold pulp, paper and lumber for an amount of $31 million and $75 million, respectively.

GUARANTEES

INDEMNIFICATIONS

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. As at September 30, 2007, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

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

PENSION PLANS

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. As at September 30, 2007, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. EDDY ACQUISITION

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have had to pay up to a maximum of $120 million (CAN$120 million), an amount which is gradually declining over a 25-year period. As at March 7, 2007, the closing date of the Transaction, the maximum amount of the purchase price adjustment was $110 million (CAN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $110 million (CAN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of $110 million (CAN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

DEBT AGREEMENTS

Certain debt agreements of Domtar Inc. require us to indemnify investors in the event of changes in elements such as withholding tax regulations. As the nature and scope of such indemnifications are contingent on future events, none of which can be foreseen as at September 30, 2007, no provisions have been recorded in the consolidated financial statements.

ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR PLANNED MAJOR MAINTENANCE

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the previously acceptable accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The three accounting methods permitted under the Staff Position are: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. On January 1, 2007, we adopted retroactively with restatement of prior periods the direct expensing method. We previously used the accrue-in-advance method for interim periods. The adoption of this Staff Position had no significant impact on the annual consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our results of operations and financial position. On an ongoing basis, management reviews its estimates, including those related to environmental matters and other asset retirement obligations, useful lives, impairment of long-lived assets, goodwill and other intangible assets, pension and other employee post retirement plans and income taxes based upon currently available information. Actual results could differ from those estimates.

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

USEFUL LIVES

Our property, plant and equipment are stated at cost less accumulated depreciation, including asset impairment write-down. Interest costs are capitalized on significant projects. For timber limits and timberlands, depreciation is calculated using the unit of production method. For deferred financing fees, amortization is calculated on the interest method. For all other assets, depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

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

PENSION AND OTHER EMPLOYEE POST RETIREMENT PLANS

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

We account for pensions in accordance with FASB No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)" (FAS 158) which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated balance sheet. We account for other employee post retirement benefits in accordance with FAS 158 which requires employers to recognize the overfunded or underfunded status of postretirement plans as an asset or liability in its Consolidated balance sheet with an offsetting amount in accumulated other comprehensive income.

Pension and other employee post retirement benefit assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of compensation increase, health care cost trend rates, mortality rates, employee early retirements and terminations or disabilities. Changes in these assumptions result in actuarial gains or losses which we have elected to amortize over the expected average remaining service life of the active employee group covered by the plans only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the accrued benefit obligation and the market-related value of plan assets as at the beginning of the year.

An expected rate of return on plan assets of 6.2% was considered appropriate by our management for the determination of pension expense for 2007. Effective January 1, 2007, Domtar Inc. uses 6.3% as the expected return on plan assets which reflects the view of long-term investment returns. The expected return on plan assets assumption is based on an analysis of the target asset allocation and expected return by asset class. This rate is adjusted for an equity risk premium and by 0.5% to take into consideration the active investment management of the plan assets.

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

FORWARD-LOOKING STATEMENTS

Some information included in this Quarterly Report may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	the effect of general economic conditions, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products, which may be tied to the relative strength of various U.S. and/or Canadian business segments;

•	product selling prices;

•	energy prices;

•	raw material prices;

•	chemical prices;

•	performance of Domtar Corporation’s manufacturing operations including unexpected maintenance requirements;

•	the successful integration of the Weyerhaeuser Fine Paper Business with Domtar Inc. and the ability to realize anticipated cost savings;

•	the level of competition from domestic and foreign producers;

•	the effect of forestry, land use, environmental and other governmental regulations, and changes in accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors,” in the Company’s Form 10 filed on February 1, 2007 updated in Form 10-Q for the first quarter of 2007 and to be updated herein.

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

Energy(2)
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

Transition to New Public Company

As discussed in detail under the caption “The Transaction” in Note 1 of the financial statements (refer to Part 1, Item 1), on March 7, 2007, we completed a transaction pursuant to which we became an independent holding company that, directly or indirectly through our subsidiaries, owns both the Weyerhaeuser Fine Paper Business and Domtar Inc. We are in the process of integrating the procedures and practices we inherited from Weyerhaeuser (with respect to the Weyerhaeuser Fine Paper Business) and from Domtar (with respect to the Domtar business). In connection with the Transaction we entered into a Transition Services Agreement (“TSA”) with Weyerhaeuser to provide services to us relating to finance and administration, human resources and payroll, and information technology to enable us to manage an orderly transition in the operation of the Weyerhaeuser Fine Paper Business. Pursuant to the TSA, certain financial and accounting information used to complete our financial statements for fiscal 2007, including the interim period ended September 30, 2007, and the comparable period of 2006 was, or will be, prepared by Weyerhaeuser based on Weyerhaeuser systems and controls.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed, as of September 30, 2007, by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation and the material weaknesses discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective at a reasonable assurance level.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses as of April 1, 2007 which were not remediated as of September 30, 2007.

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

Remediation of the Material Weaknesses

We are in the process of integrating the procedures and practices we inherited from Weyerhaeuser (with respect to the Weyerhaeuser Fine Paper Business) and from Domtar (with respect to the Domtar business). The Company has hired additional professional financial and accounting staff, engaged temporary professional resources to help review the accounting records being prepared under the TSA and has started to take over the finance and administration, human resources and payroll, and information technology functions covered by the TSA with Weyerhaeuser. We believe that we have controls over the completeness and accuracy of financial information produced under the TSA that are designed to be effective and that these controls have been in place for a sufficient period of time to demonstrate operating effectiveness. The Company will continue to receive services under the TSA for a period of time and, as a result, the circumstances that lead to the untimely filing of our Form 10-Q for the period ended April 1, 2007 may persist for a certain period in 2007 and may have an impact on future filings. We continue to monitor and assess our remediation activities to ensure that the material weaknesses discussed above are remediated as soon as practicable. However, it is expected that they will be remediated by December 30, 2007 (the date of our next fiscal year end).

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

No changes occurred during the third quarter of 2007 that had a material effect on the information relating to the legal proceedings that was provided in our Quarterly Report on Form 10-Q for the thirteen week period ended July 1, 2007, except for the following:

In the early part of 2006, we closed our pulp and paper mill in Prince Albert, Saskatchewan. Certain unionized parties filed a grievance against Weyerhaeuser following the shut down, alleging that certain post-closure actions taken by Weyerhaeuser violated their collective bargaining agreement. In particular, the union disputed our post-closure contracting with a third-party vendor to oversee on-site security at Prince Albert. In connection with the Transactions, the Company has assumed any liability with respect to this grievance. In September 2007, the Company entered into a memorandum of understanding with the Province of Saskatchewan for a plan to redevelop the pulp mill at the Prince Albert facility. However, consummation of this plan is subject to several critical conditions, and the Company has not determined whether these facilities will be reopened, sold or closed. In a separate grievance relating to the closure of the Prince Albert facility, which could result in liability in excess of $20 million, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its position with respect to these grievances and cannot be certain that it will not incur liability, which could be material, with respect to these grievances.

Both the class action suit by Joachim Laferrière Électricien Inc. against Domtar Inc. and others for alleged damages relating to a conspiracy to fix prices of carbonless sheets during the period of January through December 2000 and the class action suit by McLay & Company Inc. against Domtar Inc. and others for alleged inflated prices of carbonless sheets paper during the period of October 1999 through September 2000 have been settled in principle for an immaterial amount, subject to the finalization of definitive agreements and to court approval. The settlement amount was fully reserved for in the purchase price allocation.

Several asbestos-related personal injury claims have been filed in U.S. state and federal courts against Domtar Industries Inc. and certain other affiliates of the Company in connection with alleged exposure by current and former employees of the Company to asbestos. While the Company believes that the ultimate disposition of these matters, both individually and on an aggregate basis, will not have a material adverse effect on its financial condition, there can be no assurance the Company will not incur substantial costs as a result of any such claim.

ITEM 1A.	RISK FACTORS

In the normal course of business, we face risks and uncertainties that in the event of their occurrence, could materially adversely affect our business and financial condition. There have been no significant changes to the risk factors presented in the Company’s Form 10 as filed with the Securities and Exchange Commission (“SEC”) on February 1, 2007, as updated in the Company’s Form 10-Q filed with the SEC on June 15, 2007, except for the following:

The pulp, paper and wood product industries are highly cyclical. Fluctuations in the prices of and the demand for the Company’s products could result in smaller profit margins and lower sales volumes.

The pulp, paper and wood product industries are highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for the Company’s products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of the Company’s paper products are commodities that are widely available from other producers. Even the Company’s non-commodity products, such as value-added papers, are susceptible to commodity dynamics. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.The overall levels of demand for the products the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, as well as competition from electronic substitution. See “Some of the Company’s products are vulnerable to long-term declines in demand due to competing technologies or materials” included in the Company’s Form 10 as filed with the SEC on February 1, 2007. For example, demand for cut-size office paper may fluctuate with levels of white-collar employment. Demand for many of such products was materially and negatively impacted by the global economic downturn, among other things, in the early part of this decade, and the Company expects that the Company will be sensitive to such downturns in the future.

Industry supply of pulp, paper and wood products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. Such closures can result in significant cash and/or non-cash charges. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply can also result from producers introducing new capacity in response to favorable short-term pricing trends.

Industry supply of pulp, paper and wood products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. While the weakness of the U.S. dollar has mitigated the levels of imports in recent years, imports of pulp, paper and wood products from overseas may increase, putting downward pressure on prices.

As a result, prices for all of the Company’s products are driven by many factors outside of its control, and it has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its manufacturing facilities. The Company continues to evaluate potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control, as described below. If the prices of or demand for its products decline, or if its wood fiber, chemical or energy costs increase, or both, its sales and profitability could be materially and adversely affected.

The Company’s and Domtar Inc.’s intellectual property rights are valuable, and any inability to protect them could reduce the value of its products and its brands.

The Company and Domtar Inc. rely on patent, trademark, and other intellectual property laws of the United States and other countries to protect its intellectual property rights. However, the Company and Domtar Inc. may be unable to prevent third parties from using their respective intellectual property without its authorization, which may reduce any competitive advantage it has developed. If the Company or Domtar Inc. had to litigate to protect these rights, any proceedings could be costly, and it may not prevail. The Company and Domtar Inc. cannot guarantee that any U.S. or foreign patents, issued or pending, will provide it with any competitive advantage or will not be challenged by third parties. Additionally, the Company and Domtar Inc. have obtained and applied for U.S. and foreign trademark registrations, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. Neither the Company or Domtar Inc. can guarantee that any of its pending patent or trademark applications will be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. The failure to secure any pending patent or trademark applications may limit the Company’s and Domtar Inc.’s ability to protect the intellectual property rights that these applications were intended to cover.

The Company’s manufacturing businesses may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company, comprising, on a pro forma basis, approximately 22% of the aggregate amount of materials, labor and other operating expenses and fiber costs for its business during 2006. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the U.S. and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

The Province of Quebec adopted legislation, which became effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and the Cree First Nations. As a result, the amount of fiber, primarily softwood fiber, the Company is permitted to harvest annually, under its existing licenses from the Quebec government, was reduced by approximately 500,000 cubic meters to approximately 2.0 million cubic meters, reflecting a 21% reduction. The Chief Forester of Quebec has proposed a further reduction of 60,000 cubic meters, or 3%, of the total softwood annual allowable cut of forests managed by the Company. This would significantly affect the supply of fiber for the Company’s Northern Quebec softwood sawmill and market pulp operations. The reduction in harvest volume would also result in a corresponding increase in the unit cost of wood delivered to the sawmills. As a result of the impact of the strength of the Canadian dollar against the U.S. dollar, low lumber prices and other factors, most of the Company’s wood fiber harvesting operations in Quebec have been shut down and all but one of the facilities relating to such operations have been closed indefinitely. As a result of the reduced availability, the Company may face increased costs in purchasing, and have difficulty locating wood fiber sufficient to satisfy its requirements.

On October 1, 2007, Domtar Inc. received a written notice from the Minister of Natural Resources and Wildlife for the province of Quebec purporting to revoke, effective as of September 14, 2007, Domtar Inc.’s forest license rights relating to its Grand-Remous and Malarctic sawmills. The Company and Domtar Inc. believe that the Minister’s action is unlawful and will vigorously defend Domtar Inc.’s rights. As a result of this notice, Conifex has delivered a notice purporting to terminate its agreement to purchase Domtar Inc.’s Wood business. The Company and Domtar Inc. also believe that the purported unilateral termination of the agreement by Conifex is invalid under the terms of the agreement. However, if Domtar Inc. is not successful in reinstating these license rights and obtaining the consent of the Minister to transfer the license rights to Conifex on or before December 31, 2007, Conifex would have the right to terminate the agreement and, if it exercised its right to do so, the pending sale would not be completed.

Historically, Weyerhaeuser provided, on average, approximately 45% of the Weyerhaeuser Fine Paper Business’ wood fiber requirements, which is approximately 19% of the Company’s wood fiber requirements. The Company currently obtains its wood fiber requirements in part by harvesting timber pursuant to its forest licenses and forest management agreements, in part by purchasing wood fiber from Weyerhaeuser pursuant to the fiber and pulp supply agreements entered into in connection with the Transactions, which expire between 2007 and 2027, and in part by purchasing wood fiber from third parties. If the Company’s cutting rights pursuant to its forest licenses or forest management agreements are reduced or if Weyerhaeuser or any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to the Company, its financial condition and operating results would suffer.

The Company could experience disruptions in operations and/or increased labor costs due to labor disputes.

Employees at 44 of the Company’s facilities, a majority of the Company’s 14,000 employees, are represented by unions through collective bargaining agreements, generally on a facility-by-facility basis, which will expire between 2007 and 2012. Currently six collective bargaining agreements are up for renegotiation. The Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities.

Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and financial condition.

In connection with the Company’s restructuring efforts, the Company has suspended operations at, or closed or announced its intention to close, various facilities and may incur liability with respect to affected employees, which could have a material adverse effect on its business or financial condition. In addition, the Company continues to evaluate potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods.

In the early part of 2006, Weyerhaeuser closed its pulp and paper mill in Prince Albert, Saskatchewan, which the Company acquired in the Transactions, and which remains closed. Certain unionized parties filed a grievance against Weyerhaeuser following the shut down, alleging that certain post-closure actions taken by Weyerhaeuser violated their collective bargaining agreement. In particular, the union disputed Weyerhaeuser’s post-closure contracting with a third-party vendor to oversee on-site security at Prince Albert. In connection with the Transactions, the Company has assumed any liability with respect to this grievance. In September 2007, the Company entered into a memorandum of understanding with the Province of Saskatchewan for a plan to redevelop the pulp mill at the Prince Albert facility. However, the consummation of this plan is subject to several critical conditions. In a separate grievance relating to the closure of the Prince Albert facility, which could result in liability in excess of $20 million, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its positions with respect to these grievances and cannot be certain that it will not incur liability, which could be material, with respect to these grievances.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require that it regularly incur capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. The total capital expenditures related to the Weyerhaeuser Fine Paper Business were approximately $113 million in 2005, including approximately $109 million for maintenance capital and approximately $4 million for environmental expenditures, and $64 million during 2006, including approximately $62 million for maintenance capital and approximately $2 million for environmental expenditures. The Domtar Inc. business had total capital expenditures of approximately $108 million in 2005, including approximately $59 million for maintenance capital and approximately $14 million for environmental expenditures, and $95 million during 2006, including approximately $60 million for maintenance capital and approximately $8 million for environmental expenditures. The Company anticipates total capital expenditures of approximately $139 million (including approximately $72 million for maintenance capital and $14 million for environmental expenditures) for 2007, of which $64 million was incurred during the first three quarters of 2007 (including $3 million attributable to the Wood business).

The Weyerhaeuser Fine Paper Business incurred approximately $2 million and Domtar Inc. incurred approximately $8 million in capital expenditures in connection with environmental compliance and remediation during 2006. The Company anticipates spending approximately $4 million over the next year to meet the Boiler Maximum Achievable Control Technology (MACT) Rule obligations. However, a decision for the U.S. Court of Appeals for the District of Columbia Circuit vacated the Boiler MACT Rule on July 30, 2007 and discussions are ongoing for alternative regulations. The Company is unable to estimate the total amount of capital expenditures that may be required beyond 2007 for environmental compliance. If the Company’s available cash resources and cash generated from operations are not sufficient to fund its operating needs and capital expenditures, the Company would have to obtain additional funds from borrowings or other available sources or reduce or delay its capital expenditures. The Company may not be able to obtain additional funds on favorable terms, or at all. In addition, the Company’s debt service obligations will reduce its available cash flows. If the Company cannot maintain or upgrade its equipment as it requires or allocate funds to ensure environmental compliance, it could be required to curtail or cease some of its manufacturing operations, or it may become unable to manufacture products that compete effectively in one or more of its product lines.

The Company could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations. The Company could also incur costs as a result of asbestos-related personal injury litigation.

The Company is subject, in both the U.S. and Canada, to a wide range of general and industry-specific laws and regulations relating to the protection of the environment and natural resources, including those governing air emissions, wastewater discharges, harvesting, silvicultural activities, the storage, management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat, and health and safety matters. In particular, the pulp and paper industry in the U.S. is subject to the U.S. Environmental Protection Agency’s (the “EPA”) Cluster Rule and was until recently subject to the EPA’s Boiler MACT Rule (the Boiler MACT Rule has been vacated, however, alternative U.S. federal and state regulations are being discussed) that further regulate effluent and air emissions. These laws and regulations require the Company to obtain authorizations from and comply with the requirements of the appropriate governmental authorities, which have considerable discretion over the terms and timing of permits.

Weyerhaeuser and Domtar Inc. have incurred, and the Company expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations and as a result of remedial obligations. The Company incurred approximately $63 million of operating expenses and $7 million of capital expenditures in connection with environmental compliance and remediation for the thirty-nine weeks ended September 30, 2007. As of September 30, 2007, the Company had a provision of $89 million for environmental expenditures, including certain asset retirement obligations (such as for land fill capping and asbestos removal). In addition, during the first quarter of 2006, Weyerhaeuser closed its pulp and paper mill in Prince Albert, Saskatchewan and the Big River Sawmill in Saskatchewan. In September 2007, the Company entered into a memorandum of understanding with the Province of Saskatchewan for a plan to redevelop the pulp mill at the Prince Albert facility. However, the consummation of this plan is subject to several critical conditions, and the Company has not determined whether either of these facilities will be reopened, sold or closed. In the event the facilities are closed, the Province of Saskatchewan may require active decommissioning and reclamation at one or both facilities, which would likely include investigation and remedial action for areas of significant environmental impacts. The Province of Saskatchewan has required certain facilities located in the Province to submit preliminary decommissioning and reclamation plans and to include in such plans estimates of costs associated with decommissioning and reclamation activities. Weyerhaeuser submitted such a plan for its pulp and paper facility in Prince Albert, Saskatchewan. In its preliminary decommissioning and reclamation plan, Weyerhaeuser included a preliminary, generalized estimate of costs ranging from CAN$20 to CAN$25 million (approximately $19 to 24 million). Weyerhaeuser advised the Province of Saskatchewan that it was not providing a detailed delineation of costs at this time because such costs will depend on site specific factors, the professional judgments of environmental specialists and experts, further detailed environmental site assessments and, most fundamentally, a decision about the future use or closure of the site. The estimate referred to above does not take into account the equipment resale value or scrap material value which is considered to be significant, nor does it include the cost of completing a phase II environmental site assessment (which could involve sampling and analysis of building materials and environmental media), or the cost of any remediation required based on such assessment. The Company has not undertaken any review of Weyerhaeuser’s estimate and the actual decommissioning and reclamation costs could materially exceed Weyerhaeuser’s estimate.

The Company also could incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting its operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. The Company’s ongoing efforts to identify potential environmental concerns that may be associated with its past and present properties will lead to future environmental investigations. Those efforts will likely result in the determination of additional environmental costs and liabilities which cannot be reasonably estimated at this time.

As the owner and operator of real estate, the Company may be liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances, including asbestos, on or from its properties or operations. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, the Company’s liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances and may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at the Company’s or third-party sites may result in significant additional costs. Any material liability the Company incurs could adversely impact its financial condition or preclude it from making capital expenditures that would otherwise benefit its business.

In addition, the Company may be subject to asbestos-related personal injury litigation arising out of exposure to asbestos on or from its properties or operations, and may incur substantial costs as a result of any defense, settlement, or adverse judgment in such litigation. The Company may not have access to insurance proceeds to cover costs associated with asbestos-related personal injury litigation.

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or interpretation thereof, might require significant expenditures.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2006, the Weyerhaeuser Fine Paper Business’s defined benefit plans had a surplus of $17 million on certain plans and a deficit of $1 million on others. Domtar Inc.’s defined benefit plans had a surplus of $14 million on certain plans and a deficit of $171 million on others, in each case on a going concern basis.

The Company’s future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of September 30, 2007, the Company’s Canadian pension funds had approximately CAN$420 million (approximately $422 million), of which approximately CAN$308 million (approximately $309 million) is held by Domtar Inc.’s Canadian pension funds, invested in multiple third party asset-backed commercial paper (“ABCP”) conduits, which are currently subject to the interim arrangement of the “Montreal Proposal” pursuant to which banks and major investors are negotiating restructuring proposals with respect to such ABCP conduits; however, these discussions are at a preliminary stage, and the outcome and the effect it would have on the value of the Company’s Canadian pension fund assets has yet to be determined.

Losses in the pension fund investments, if any, would result in future increased contributions by the Company or its Canadian subsidiaries. Additional contributions to these pension funds would be required to be paid over a 5-year period. Losses, if any, would also impact operating earnings over a longer period of time and immediately increase liabilities and reduce equity.

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

DOMTAR CORPORATION

Date: November 9, 2007	By:	/s/ RAZVAN THEODORU
Razvan Theodoru
Vice-President and Secretary