Form 10-K
period 2007-12-30
Domtar CORP
filed 2008-03-25
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33164

Domtar Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-5901152
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

395 de Maisonneuve Blvd. West

Montreal, Quebec H3A 1L6 Canada

(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (514) 848-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐       Accelerated Filer  ☐       Non-Accelerated Filer  ☒       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 1, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,145,844,440.

Number of shares of common stock outstanding as of March 17, 2008: 471,964,399

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2008 are incorporated by reference into Part III of this Form 10-K.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED

ITEM 1.	BUSINESS

GENERAL

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. We are also a manufacturer of papergrade, fluff and specialty pulp. Through our subsidiaries, we design, manufacture, market and distribute a wide range of paper products for a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We have three business segments: Papers, Paper Merchants and Wood. We had revenues of $5.9 billion in 2007, of which approximately 82% was from the Papers segment, approximately 14% was from the Paper Merchants segment and approximately 4% was from the Wood segment.

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments. Unless otherwise specified, “Domtar Inc.” refers to Domtar Inc., a wholly-owned Canadian subsidiary. Information regarding our recent developments is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, under the caption “Recent Developments.”

OUR HISTORY

Domtar Corporation was incorporated on August 16, 2006 for the sole purpose of holding the Weyerhaeuser Fine Paper Business (the “Predecessor”) and consummating the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. (the “Transaction”). The Predecessor was owned by Weyerhaeuser Company (“Weyerhaeuser”) prior to the completion of the Transaction on March 7, 2007. Domtar Corporation had no operations prior to March 7, 2007 when, upon the completion of the Transaction, we became an independent public holding company. Information regarding the Transaction is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this Annual Report on Form 10-K, under the caption “The Transaction” and “Accounting for the Transaction.”

OUR CORPORATE STRUCTURE

At December 30, 2007, Domtar Corporation had a total of 471,169,959 shares of common stock issued and outstanding and Domtar (Canada) Paper Inc., an indirectly owned subsidiary, had a total of 44,252,831 exchangeable shares issued and outstanding. These exchangeable shares are intended to be substantially the economic equivalent to shares of our common stock and are currently exchangeable at the option of the holder on a one-for-one basis for shares of our common stock. As such, the total combined number of common stock and exchangeable shares issued and outstanding was 515,422,790 at December 30, 2007. Our common shares are traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS” and our exchangeable shares are traded on the Toronto Stock Exchange under the symbol “UFX.” Information regarding our common stock and the exchangeable shares is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 20 “Shareholders’ Equity.”

The following chart summarizes our corporate structure.

OUR BUSINESS SEGMENTS

We operate in the three reportable segments described below. Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of our reportable segments:

•	Papers – represents the aggregation of the manufacturing and distribution of business, commercial printing and publication, and converting and specialty papers, as well as pulp.

•

Paper Merchants – involves the purchasing, warehousing, sale and distribution of our paper products and those of other paper manufacturers. These products include business and printing papers and certain industrial products.

•	Wood – comprises the manufacturing and marketing of lumber and wood-based value-added products and the management of forest resources.

	Fifty-two weeks ended	Fifty-three weeks ended	Fifty-two weeks ended
FINANCIAL HIGHLIGHTS PER SEGMENT	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions of U.S. dollars, unless otherwise noted)
Sales:
Papers	$5,116	$3,143	$3,074
Paper Merchants	813	—	—
Wood	304	234	338

Total for reportable segments	6,233	3,377	3,412
Intersegment sales—Papers	(235)	—	(2)
Intersegment sales—Paper Merchants	(1)	—	—
Intersegment sales—Wood	(50)	(71)	(143)
Consolidated sales	$5,947	$3,306	$3,267

Operating income (loss):
Papers	$321	$(608)	$(492)
Paper Merchants	13	—	—
Wood	(63)	52	(86)
Corporate	(1)	—	—

Total	$270	$(556)	$(578)

Segmented assets:
Papers	$6,888	$3,933
Paper Merchants	108	—
Wood	320	65
Corporate	432	—

Total	$7,748	$3,998

Information regarding our reportable segments is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8, Financial Statements and Supplementary Data, under Note 24, of this Annual Report on Form 10-K. Geographic information is also included under Note 24 of the Financial Statements.

PAPERS

Our Operations

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. In uncoated freesheet, we have 12 pulp and paper mills in operation (nine in the United States and three in Canada) with an annual paper production capacity of approximately 4.6 million tons of uncoated freesheet paper. In addition, we have an annual production capacity of 238,000 tons of coated groundwood at our Columbus paper mill. Approximately 81% of our paper production capacity is domestic and the remaining 19% is located in Canada. Our paper manufacturing operations are supported by 17 converting and distribution operations including a network of 11 plants located offsite of our paper making operations. Also, we have forms manufacturing operations at two of the offsite converting and distribution operations and three stand-alone forms manufacturing operations.

We also manufacture and sell pulp in excess of our internal requirements and we purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs. We have the capacity to sell approximately 1.5 million metric tonnes of pulp per year depending on market conditions. Approximately 45% of our trade pulp production capacity is domestic and the remaining 55% is located in Canada. Our net pulp position, the amount of pulp produced and sold net of purchases from third parties, was approximately 1.1 million metric tonnes of pulp in 2007. We produce market pulp at our two non-integrated pulp mills in Kamloops and Woodland, as well as at our pulp and paper mills in Dryden, Espanola, Ashdown, Hawesville, and Windsor. Also, we produce fluff pulp at our Plymouth mill. We also have pulping operations in Prince Albert and Lebel-sur-Quévillon that are not in operation.

The table below lists our operating pulp and paper mills and their annual production capacity.

			Saleable
Production Facility	Fiberline Pulp Capacity		Paper Capacity		Trade Pulp (1)
	# lines	(‘000 ADMT)	# machines	(‘000 ST)	(‘000 ADMT)
Uncoated freesheet
Ashdown, Arkansas	3	810	4	933	86
Windsor, Quebec	1	454	2	670	33
Hawesville, Kentucky	1	455	2	634	47
Plymouth, North Carolina	2	486	2	489	153
Kingsport, Tennessee	1	272	1	425
Marlboro, South Carolina	1	356	1	391
Johnsonburg, Pennsylvania	1	231	2	374
Dryden, Ontario	1	319	1	151	197
Nekoosa, Wisconsin	1	162	3	167
Rothschild, Wisconsin	1	60	1	147
Port Huron, Michigan	—	—	4	116
Espanola, Ontario	2	351	2	77	114

Total uncoated freesheet	15	3,956	25	4,574	630

Coated groundwood
Columbus, Mississippi	1	70	1	238	—

Total coated grandwood	1	70	1	238	—

Pulp
Kamloops, British Columbia	2	477	—	—	477
Woodland, Maine	1	398	—	—	398

Total pulp	3	875	—	—	875

Total	19	4,901	26	4,812	1,505

Pulp purchases					288

Net pulp					1,217

(1)	Estimated third-party shipments dependent upon market conditions.

Our Raw Materials

The manufacturing of pulp and paper requires wood fiber, chemicals and energy. We outline below details of these three major raw materials used in our manufacturing operations.

Wood Fiber

United States pulp and paper mills

The fiber used by our pulp and paper mills in the United States is primarily hardwood and secondarily softwood, both are readily available in the market from multiple third-party sources. The mills obtain fiber from a variety of sources, depending on their location. These sources include a combination of long-term supply contracts, wood lot management arrangements, advance stumpage purchases and spot market purchases.

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the United States, contracts with Quebec wood producers’ marketing boards, public land where we have wood fiber harvesting rights and Domtar’s private lands. Our Espanola and Dryden pulp and paper mills, which consume both hardwood and softwood, obtain fiber from third parties or directly or indirectly from public lands, either through designated wood harvesting rights for the pulp mills or from our Ontario sawmills. The fiber used at our Kamloops pulp mill is all softwood, originating from third-party sawmilling operations in the southern part of the British Columbia interior.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 0.8 million cubic meters of softwood and 1.3 million cubic meters of hardwood, for a total of 2.1 million cubic meters of wood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to review by the respective governmental authorities.

During 2007, the cost of wood fiber relating to our Papers business comprised approximately 19% of the aggregate amount of costs of sales.

Chemicals

We use various chemical compounds in our pulp and paper manufacturing facilities that are purchased primarily on a central basis through contracts varying in general between one to twelve years in length to ensure product availability. Most of the contracts have pricing that fluctuates based on prevailing market conditions. For pulp manufacturing, we use numerous chemicals including caustic soda, sodium chlorate, sulfuric acid, lime, peroxide and liquid oxygen. For paper manufacturing, we also use several chemical products including starch, precipitated calcium carbonate, optical brighteners, dyes and aluminum sulfate.

During 2007, the cost of chemicals comprised approximately 12% of the aggregate amount of costs of sales.

Energy

Our operations consume substantial amounts of fossil fuel including natural gas, fuel oil, coal and hog fuel as well as electricity. We purchase substantial portions of the fuel we consume under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of the contracts have pricing that fluctuates based on prevailing market conditions. Natural gas, fuel oil, coal and hog fuel are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat to be used in the chemical recovery process. We provide about 68% of the energy required to produce steam internally through our recovery boilers and cogeneration assets with the remaining fuel purchased in the form of bark, natural gas, oil and coal.

We own power generating assets, including steam turbines, at thirteen locations: Ashdown, Dryden, Espanola, Hawesville, Johnsonburg, Kamloops, Kingsport, Nekoosa, Plymouth, Port Huron, Rothschild, Windsor and Woodland, as well as hydro assets at five locations: Espanola, Gatineau, Nekoosa, Woodland and Rothschild. Electricity is primarily used to drive motors and other equipment, as well as provide lighting. Approximately 69% of our electric power requirements are produced internally. We purchase the balance of our power requirements from local utilities.

During 2007, energy costs relating to our Papers business comprised approximately 8% of the aggregate amount of costs of sales.

Our Product Offering and Go-to-Market Strategy

Our uncoated freesheet papers and coated groundwood papers are used for business, commercial printing and publication, and converting and specialty applications.

Business papers include copy and electronic imaging papers, which are used with ink jet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 43% of our shipments of paper products in 2007.

Our commercial printing and publication papers include uncoated freesheet papers, such as offset papers and opaques and coated groundwood. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publication papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. Design papers, a sub-group of commercial printing and publication papers, have distinct features of color, brightness and texture and are targeted towards graphic artists, design and advertising agencies, primarily for special brochures and annual reports. Coated groundwood papers are used primarily in magazines, catalogs and inserts. Commercial printing and publication papers accounted for approximately 35% of our shipments of paper products in 2007.

We also produce paper for several converting and specialty markets. These converting and specialty papers consist primarily of base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms and base stock used by the flexible packaging industry in the production of food and medical packaging and other specialty papers for various other industrial applications, including base stock for sandpaper, base stock for medical gowns, drapes and packaging, as well as transfer paper for printing processes. We also participate in several converting grades for specialty and security applications. These converting and specialty papers accounted for approximately 22% of our shipments of paper products in 2007.

The chart below illustrates our main paper products and their applications.

Category	Business Papers		Commercial Printing and Publication Papers			Converting and Specialty Papers
Type	Uncoated Freesheet				Coated Groundwood	Uncoated Freesheet
Grade	Copy	Premium imaging / technology papers	Offset Colors Index Tag Bristol	Opaques Premium opaques Text, cover and writing Lightweight Tradebook	No.5 Coated	Business converting Flexible packaging Abrasive papers Decorative papers Imaging papers Label papers Medical disposables

Application	Photocopies Office documents Presentations		Commercial Printing Direct mail Pamphlets Brochures	Stationary Brochures Annual reports Books Catalogs	Catalogs Magazines Direct mail Cards Posters Packaging	Forms & envelopes Food & Candy wrappings Surgical gowns Repositionable note pads Security check papers

Our customer service personnel work closely with sales, marketing and production staff to provide service and support to merchants, converters, end-users, stationers, printers and retailers. We promote our products directly to end-users and others who influence paper purchasing decisions in order to enhance brand recognition and increase product demand. In addition, our sales representatives work closely with mill-based new product development personnel and undertake joint marketing initiatives with customers in order to better understand their businesses and needs and to support their future requirements.

We sell business papers primarily to paper merchants, office equipment manufacturers, stationers and retail outlets. We distribute uncoated commercial printing and publication papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to converters. We sell our converting and specialty products mainly to converters, who apply a further production process such as coating, laminating, folding or waxing to our papers before selling them to a variety of specialized end-users. We distributed approximately 49% of our paper products in 2007 through a large network of paper merchants operating throughout North America, one of which we own (see “—Paper Merchants”). Paper merchants, who sell our products to their own customers, represent our largest group of customers. Our ten largest paper customers represented approximately 55% of our 2007 Paper business sales or 46% of our total sales in 2007. The sales to our largest customer, Office Depot, amounted to 10% of our total sales in 2007. The majority of our customers purchase products through individual purchase orders. In 2007, approximately 84% of our paper sales were domestic, 9% were in Canada, and 7% were in other countries.

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to orders on short notice. In 2007, approximately 33% of our sales of market pulp were domestic, 4% were in Canada, 4% were in Mexico and 59% were overseas.

The chart below illustrates our channels of distribution for our paper products.

Category	Business Papers			Commercial Printing and Publication Papers			Converting and Specialty Papers
Domtar sells to:	Merchants i	Office Equipment Manufacturers / Stationers i	Retailers i	Merchants i	Converters i	End-Users	Converters i

Customer sells to:	Printers / Retailers / End-users	Retailers / Stationers / End-users	Printers / End-users	Printers / Converters / End-users	Merchants / Retailers		End-users

PAPER MERCHANTS

Our Operations

Our Paper Merchants business involves the purchasing, warehousing, sale and distribution of our products and those of other manufacturers. Products include business, printing and publishing papers and certain industrial products. These products are sold to a wide and diverse customer base, which includes small, medium and large commercial printers, publishers, quick copy firms, catalog and retail companies and institutional entities.

Our paper merchants operate in the United States and Canada under a single banner and umbrella name, the Domtar Distribution Group. Ris Paper operates throughout the Northeast, Mid-Atlantic and Midwest areas from 20 locations in the United States, including 16 distribution centers serving customers in over 18 states. The Canadian business operates as Buntin Reid in three locations in Ontario; JBR/La Maison du Papier in two locations in Quebec; and The Paper House from two locations in Atlantic Canada.

Sales are executed by our sales force, based at branches strategically located in served markets. We distribute about 53% of our paper sales from our own warehouse distribution system and about 47% of our paper sales through mill-direct deliveries (i.e., deliveries directly from manufacturers, including ourselves, to our customers).

The table below lists all of our Domtar Distribution Group locations.

RIS Paper		Buntin Reid	JBR / La Maison du Papier	The Paper House
Eastern Region	MidWest Region	Ontario, Canada	Quebec, Canada	Atlantic, Canada
Albany, New York	Cincinnati, Ohio	London, Ontario	Montreal, Quebec	Dartmouth, Nova Scotia
Boston, Massachusetts	Cincinnati, Ohio (I.T.)	Ottawa, Ontario	Quebec City, Quebec	Mt. Pearl, Newfoundland
Buffalo, New York	Cleveland, Ohio	Toronto, Ontario
Harrisburg, Pennsylvania	Columbus, Ohio
Hartford, Connecticut	Covington, Kentucky
Lancaster, Pennsylvania	Dayton, Ohio
New York, New York	Dallas/Forth Worth, Texas
Philadelphia, Pennsylvania	Fort Wayne, Indiana Indianapolis, Indiana
Southport, Connecticut	Kalamazoo, Michigan
Washington, DC /Baltimore, Maryland

Our Raw Materials

The distribution business sells annually over 0.8 million tons of paper, forms and industrial/packaging products from over 60 suppliers located around the world. Domtar products represent approximately 39% of the total.

Our Product Offering and Go-to-Market Strategy

Our product offerings addresses a broad range of printing, publishing, imaging, advertising, consumer and industrial needs and are comprised of uncoated, coated and specialized papers and industrial products. Our go-to-market strategy is to serve numerous segments of the commercial printing, publishing, retail, wholesale, catalog and industrial markets with logistics and services tailored to the needs of our customers. In 2007, approximately 69% of our sales were made in the United States and 31% were made in Canada.

WOOD

Our Operations

Our Wood business comprises the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operate five sawmills with a production capacity of approximately 660 million board feet of lumber and one remanufacturing facility. In addition, we own six sawmills that are currently not in operation but have an aggregate production capacity of approximately 796 million board feet of lumber. We also have investments in five companies, one of which is not in operation. We seek to optimize the 28 million acres of forestland we directly license or own in the United States and Canada through efficient management and the application of certified sustainable forest management practices to help ensure that a continuous supply of wood is available for future needs. Additional information regarding our Wood business is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual report on Form 10-K, under the caption “Recent Developments.”

The table below lists all of our sawmills and their annual production capacity.

Production facilities	Province	Annual Wood Capacity (MFBM)

Operating sawmills:
Ear Falls	Ontario	190
Val d’Or	Quebec	160
Timmins	Ontario	140
Matagami	Quebec	100
Ste-Marie	Quebec	70

Total capacity of operating sawmills		660

Remanufacturing facility
Sullivan	Quebec	75

Non-operating sawmills:
Big River	Saskatchewan	250
Lebel-sur-Quévillon	Quebec	140
Nairn Centre	Ontario	130
White River	Ontario	110
Malartic	Quebec	86
Grand-Remous	Quebec	80

Total capacity of non-operating sawmills		796

The following table lists our investments.

Investments	Province	Ownership
Elk Lake	Ontario	66%
Wapawekka (1)	Saskatchewan	51%
Gogama	Ontario	50%
Anthony Domtar	Ontario	50%
Haavalsdrud	Ontario	25%

(1)	Not in operation

Our Raw Materials

Wood Fiber

Fiber costs, net of revenues from wood chip sales, represents approximately 50% of our total manufacturing costs in the wood business or 1% of the aggregate amount of cost of sales. In Quebec, our annual allowable softwood harvesting amounts to approximately 1.7 million cubic meters and is granted by the Ministry of Natural Resources (Quebec). We obtain most of the wood fiber required for our northern Quebec sawmilling operations either directly or indirectly from these harvesting rights. Additional information regarding wood fiber availability in Quebec is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, under the caption “Fiber Supply.”

In Ontario, our annual allowable softwood harvesting on public lands amounts to approximately 2.8 million cubic meters pursuant to Sustainable Forest Licenses that have been granted by the Ontario Ministry of Natural Resources. We obtain most of the wood fiber required for our northern Ontario sawmilling operations either directly or indirectly from these harvesting rights. The remaining required fiber is either harvested from our private lands, or purchased under various contractual arrangements and on the open market.

All wood fiber received by Domtar mills must conform to Domtar’s Fiber Use and Sourcing Policy, which forbids the inclusion of fiber that is illegally harvested, derived from improperly managed High Conservation Value Forests, harvested without respect for aboriginal communities, or is genetically engineered. Further, 67% of Domtar’s Ontario and Quebec timber supply area is currently third-party certified, with 53% of the total supply area certified to the Forestry Stewardship Council (“FSC”) standards. Domtar’s goal is to reach 100% certification of all lands under its control by the FSC, and to have all of its wood suppliers conform to the FSC Controlled Wood Standard.

Energy

Our wood operations require the use of two types of energy: electric energy is used to operate our manufacturing machinery and fossil fuel is used for the drying of wood. The type of fossil fuel used to dry the wood varies among our sawmills and depends on the technology available. Some of our assets operate with energy produced through residual products such as bark, sawdust and shavings. The use of our own products in the production of energy results in lower energy costs. In other sawmills, we use fuel oil, natural gas and propane.

Our Product Offering and Go-to-Market Strategy

We produce primarily dimensional lumber used in the construction industry and our offerings include a variety of grades of kiln-dried softwood lumber, produced mainly from black spruce and jack pine known for their strength, stability, light weight and good workability. Most of our production capacity is used to produce studs and random length lumber in dimensions of 2 inches by 3 inches through 2 inches by 10 inches in lengths of 8 feet to 16 feet. We also manufacture quality #1 and #2 wood, utility quality #3 wood, economic wood as well as “rough” wood that we sell green and dried. We also manufacture a wide variety of value-added products including MSR 2100, MSR 1650, Premium, Select and Mid-line.

We sell substantially all of our softwood lumber through our sales office in Montreal to a wide range of retailers, distributors, manufacturers and wholesalers in the United States and Canada who sell to end-users. These wood products are consumed in the home construction, renovation and industrial markets. Our marketing efforts for lumber products are focused on providing our customers with efficient value-added supply chain integration, in order to achieve a high level of customer satisfaction and a balanced and diversified customer base for our products. In 2007, approximately 70% of our lumber sales were made in the United States and 30% were made in Canada.

Our ten biggest clients represented approximately 48% of our sales in 2007. None of these clients represented 10% or more of our total sales in 2007.

OUR COMPETITIVE STRENGTHS

We believe that our competitive strengths provide a solid foundation for the execution of our business strategy:

Leading market position. We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. This leading market position provides us with key competitive advantages, including economies of scale, wider sales and marketing coverage and a broad product offering, such as business, printing and publishing and converting and specialty paper grades.

Efficient and cost-competitive assets. Our papers business is comprised of a mix of assets which allow us to be a low-cost producer of high volume papers and an efficient producer of value-added specialty papers. Our six largest mills focus on production of high volume copy and offset papers while the others focus on the production of value-added paper products where quality, flexibility and service are key determinants. Most of our paper production is at mills with integrated pulp production and cogeneration facilities, reducing their exposure to price volatility for purchased pulp and energy.

Proximity to customers. We have a broad distribution and manufacturing footprint completed by converting and distribution operations located across North America. This proximity to customers provides opportunities for enhanced customer service and the minimization of freight distance, response time and delivery cost, which constitute key competitive advantages, particularly in the high volume copy and offset paper grades market segment. Customer proximity also allows for just-in-time delivery of high demand paper products in less than 48 hours to most major North American cities.

Strong franchise with attractive service solutions. We sell paper to multiple market segments through a variety of channels, including paper merchants, converters, retail companies and publishers throughout North America. In addition, we maintain a strong market presence through our ownership of the Domtar Distribution Group. We will build on those positions by maximizing our strengths with centralized planning capability and supply-chain management solutions.

High quality products with strong brand recognition. We enjoy a strong reputation for producing high quality paper products and market some of the most recognized and preferred papers in North America, including a wide range of business and commercial printing paper brands, such as Cougar®, Lynx® Opaque, Husky® Offset, First Choice® , and Domtar EarthChoice® Office Paper, part of a family of environmentally and socially responsible paper.

Experienced management team with proven integration expertise. Our management team has significant experience and a record of success in the North American paper industry, including with respect to business integration issues. To support the management team, we believe our employees’ expertise and know-how help create operational efficiencies and enable us to deliver improved profitability from our manufacturing operations.

OUR STRATEGIC INITIATIVES AND FINANCIAL PRIORITIES

Our goal is to be recognized as the supplier of choice of branded and private branded paper products for consumer channels, stationers, merchants, printers and converters in North America. We have implemented the following business strategies in order to enhance cash flow and generate shareholder value:

•	build customer loyalty and balance supply with demand;

•	successfully integrate the combined businesses and optimize the operating platform;

•	increase depth of product offerings including our offering of environmentally and ethically responsible line of papers;

•	deliver on synergies;

•	focus on free cash flow generation and maintain financial discipline; and

•	conduct operations in a sustainable way.

Build customer loyalty and balance supply and demand. We are building on the successful relationships that the Predecessor and Domtar Inc. have developed with key customers to support their businesses and to provide inventory reduction solutions through just-in-time delivery for the most-demanded products. We believe that we are a supplier of choice for customers who seek competitively-priced paper products and services.

Successfully integrate the combined businesses and optimize the operating platform. We believe that the combination of the Predecessor and Domtar Inc. represents a strategic fit because of the similarity of both their fine paper offerings in uncoated freesheet grades and their geographic presence. Our integration efforts have been focused on providing a single face to our customers, utilizing our greater sales and marketing coverage to enhance customer service, and achieving synergies. The combination provides an opportunity to combine the operational strengths and best practices of two of the industry’s leading manufacturers. We are implementing plans to improve our operating efficiency and cost structure and to achieve synergies within two years through a combination of process optimization resulting in lower operating costs, reductions in transportation, logistics and purchasing costs, implementation of best-in-class business practices and reductions in sales and administrative costs. We are also optimizing our distribution network, reviewing our organizational structure and consolidating our regional centers and back-office functions where appropriate.

Increase depth of product offering including our offering of environmentally and ethically responsible line of papers. We believe that we are delivering improved service to customers through increased depth of product offerings and greater access to volume. We believe the development of EarthChoice®, our line of environmentally and socially responsible paper, is providing a platform upon which to expand our offerings to customers. The EarthChoice® line of papers, a product line endorsed and supported by leading environmental groups, offers customers solutions and peace of mind through the use of a combination of Forest Stewardship Council (FSC) virgin fiber and recycled fiber. FSC is the certification recognized by environmental groups as the most stringent and is third-party audited.

Deliver on synergies. We have targeted $200 million of synergies from the Transaction to be achieved by the end of March 2009. There are more than 650 synergy projects covering best-in-class practices, selling, general and administration, transportation and logistics, process optimization, procurement and maintenance. Given the success to date, we are optimistic that we will exceed our synergy goal of $200 million run rate by the end of fiscal year 2008.

Focus on free cash flow generation and maintain financial discipline. We believe that value creation is achieved by operating our assets efficiently and reducing manufacturing costs while managing our capital expenditures effectively and minimizing working capital requirements to generate free cash flow.

Conduct operations in a sustainable way. Customers and end-users as well as all stakeholders in communities where we operate seek assurances from the pulp and paper industry that resources are managed in a sustainable manner. We strive to provide these assurances by certifying our forest, manufacturing and distribution operations and we intend to subscribe to internationally recognized environmental management systems, namely ISO 14001.

OUR COMPETITION

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers.

In the Papers business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In order to gain market share in uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We seek product differentiation through an extensive offering of high quality FSC-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet and uncoated groundwood, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we may see a decrease in the overall demand for paper products or shifts from one type of paper to another. All of our paper manufacturing facilities are located in the United States or in Canada where we sell 93% of our papers. The five largest manufacturers of uncoated freesheet papers in North America own approximately 80% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet papers, ten of which have an annual production capacity of over 1 million tons. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates including the rate between the U.S. dollar and the Euro.

The market pulp we sell is either hardwood or softwood and, to a lesser extent, fluff pulp. The pulp market is highly fragmented with many manufacturers competing worldwide, some of whom have lower operating costs than we do. Competition is primarily on the basis of access to low-cost wood fiber, product quality and prices.

The pulp we sell is primarily slow growth northern bleached hardwood and softwood kraft, and we produce specially engineered pulp grades with a pre-determined mix of wood species that go into the making of all kinds of papers, from business to specialty papers. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the United States or in Canada and we sell 59% of our pulp overseas.

In Wood, we sell primarily kiln-dried softwood lumber and other value added products. We are the 10th largest producer of lumber in North America with a production capacity of 1.5 MFBM and our competitors include other major lumber producers, most of which are located in Eastern Canada. Competition is primarily on the basis of access to low-cost fiber, service and prices. All of our lumber production capacity is located in Canada and we sell 70% of our lumber to the United States, resulting in an exposure to currency fluctuations and potentially subject to softwood lumber export taxes.

OUR EMPLOYEES

We have approximately 13,000 employees, of which approximately 56% are employed in the United States and 44% in Canada. Approximately 69% of our employees are covered by collective bargaining agreements.

OUR APPROACH TO SUSTAINABILITY

We adopted our Statement on Sustainable Growth to govern our pathway to sustainability, from excellence in corporate and ethical standards to product stewardship. Derived from our Statement, we define our actions under our Code of Ethics, policies addressing health and safety, environment, forestry fiber procurement and others.

OUR ENVIRONMENTAL CHALLENGES

Our business is subject to a wide range of general and industry-specific laws and regulations in the United States and Canada relating to the protection of the environment, including those governing air emissions, wastewater discharges, the storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations and health and safety matters. Compliance with these laws and regulations is a significant factor in the operation of our business. We may encounter situations in which our operations fail to maintain full compliance with applicable environmental requirements, possibly leading to civil or criminal fines, penalties or enforcement actions, including those that could result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures at substantial costs, such as the installation of additional pollution control equipment or other remedial actions.

Compliance with U.S. federal, state and local and Canadian federal and provincial environmental laws and regulations involves capital expenditures as well as additional operating costs. For example, the United States Environmental Protection Agency has promulgated regulations dealing with air emissions from pulp and paper mills, including regulations on hazardous air pollutants that require use of maximum achievable control technology and controls for pollutants that contribute to smog and haze. Additional information regarding Environmental Matters is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, under the section of Critical accounting policies, caption “Environmental Matters and Other Asset Retirement Obligations.”

OUR INTELLECTUAL PROPERTY

Many of our brand name paper products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque, Husky® Offset, First Choice® and Domtar EarthChoice®. These brand names and trademarks are important to the business. Our numerous trademarks have been registered in the United States and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensees comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

We own U.S. and foreign patents, some of which have expired or been abandoned, and have several pending patent applications. Our management regards these patents and patent applications as important but does not consider any single patent or group of patents to be materially important to our business as a whole.

In connection with the Transaction, we entered into a contribution and distribution agreement with Weyerhaeuser and Domtar Paper Company, LLC, dated as of January 25, 2007 (as amended from time to time, the “Contribution and Distribution Agreement”). Under the terms of the Contribution and Distribution Agreement and the intellectual property license agreement, we received a fully paid-up, royalty free, non-exclusive license to use certain intellectual property and technology that is retained by Weyerhaeuser.

INTERNET AVAILABILITY OF INFORMATION

In this Annual Report on Form 10-K, we incorporate by reference certain information contained in other documents filed with the Securities and Exchange Commission (“SEC”) and we refer you to such information. We file annual, quarterly and current reports and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington DC, 20549. You may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains our quarterly and current reports, proxy and information statements, and other information we file electronically with the SEC. You may also access, free of charge, our report filed with the SEC through our website. Reports filed or furnished to the SEC will be available as reasonably practicable after they are filed or furnished to the SEC. The information contained on our website, www.domtar.com, is not, and should in no way be construed as, a part of this or any other report that we filed with or furnished to the SEC.

OUR EXECUTIVE OFFICERS

Raymond Royer, age 69, is the president, chief executive officer and a director of the Company. Mr. Royer was president and chief executive officer and director of Domtar Inc. since joining Domtar Inc. in 1996. He is also a director of Power Financial Corporation. Mr. Royer is an Officer of the Order of Canada, a Commander of the Order of Léopold II of Belgium and an Officer of the Ordre national du Quebec.

Marvin D. Cooper, age 64, has been executive vice-president and chief operating officer of the Company since March 2007. Mr. Cooper was senior vice-president, cellulose fiber, white papers and containerboard manufacturing and engineering of Weyerhaeuser from 2002 to 2006 when he stepped down to work full-time on the Transaction. Prior to joining Weyerhaeuser in 2002, he held a number of executive positions with Willamette Industries, Inc., including executive vice-president, pulp and paper mills from 1998 to 2002. His career in the pulp and paper industry spans over 36 years.

Daniel Buron, age 44, is the senior vice-president and chief financial officer of the Company. Mr. Buron was senior vice-president and chief financial officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004 he was vice-president, finance, pulp and paper sales division and, prior to September 2002, he was vice-president and controller. He has over 19 years of experience in finance.

Steven A. Barker, age 54, is the senior vice-president, pulp and paper marketing of the Company. Mr. Barker was senior vice-president pulp and paper sales and marketing of Domtar Inc. since December 2004. He joined Domtar Inc. in 2000 following the acquisition of Ris Paper Company, Inc. (a wholly-owned subsidiary of Domtar Inc. since 2000) where he held a number of executive positions. His career in the paper industry spans over 25 years.

Roger H. Brear, age 60, is the senior vice-president, southern region mills of the Company. Mr. Brear was senior vice-president, paper manufacturing of Domtar Inc. since 2001 when he joined following the acquisition of four U.S. paper mills from Georgia-Pacific Corporation, where he held various senior manufacturing positions. His career in the paper industry spans over 35 years.

Michel Dagenais, age 58, is the senior vice-president, human resources of the Company. Mr. Dagenais was vice-president, human resources of Domtar Inc. since 2005. Previously, he was director, human resources of the Forest Products Group since joining Domtar Inc. in 2001. During his career that spans over 36 years, he has held various management and consulting positions in human resources and labor relations.

Ghislain Dinel, age 59, is the senior vice-president, northern region mills of the Company. Mr. Dinel was vice-president, operations, optimization and technology of Domtar Inc. since 2004. Since joining Domtar Inc. in 1970, he has held various management positions in the pulp and paper operations. His career in the pulp and paper industry spans over 37 years.

Michael Edwards, age 60, is the group senior vice-president, pulp and paper manufacturing of the Company. Mr. Edwards was vice-president, fine paper manufacturing of Weyerhaeuser since 2002. Since joining Weyerhaeuser in 1994, he has held various management positions in the pulp and paper operations. Prior to Weyerhaeuser, Mr. Edwards worked at Domtar Inc. for 11 years. His career in the pulp and paper industry spans over 44 years.

James F. Lenhoff, age 57, is the senior vice-president, Distribution of the Company. Mr. Lenhoff was the senior vice-president, Domtar Distribution Group of Domtar Inc. since 2004. He joined Domtar Inc. in 2000 following the acquisition of Ris Paper Company Inc. where he was vice president, sales and marketing. His career in the paper industry spans over 26 years.

Patrick Loulou, age 39, is the senior vice-president, corporate development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector, as well as in management consulting. He has over 10 years experience in corporate strategy and business development.

Jean-François Mérette, age 41, is the senior vice-president, forest products of the Company. Mr. Mérette was the vice-president, sawmills since he joined Domtar Inc. in 2005. Previously, he has held various management positions with a major forest products company. His career in the forest products industry spans over 16 years.

Bart Nicholson, age 48, is the senior vice-president, specialty mills and converting operations of the Company. Mr. Nicholson was vice-president, fine paper converting operations since he joined Weyerhaeuser in 2002. Previously, he held various technical and management positions in the pulp and paper operations of Willamette Industries, Inc. since 1981. His career in the pulp and paper industry spans over 26 years.

Yves L. Parent, age 54, is the senior vice-president, information technology of the Company since March 2007. He joined Domtar Inc. in 2005 as vice-president, information technology. He has over 25 years of experience in IT management, including 15 years in the pulp and paper industry and 10 years as senior director, IT in an international manufacturing organization.

Gilles Pharand, age 63, is the senior vice-president, law and corporate affairs of the Company. Mr. Pharand joined Domtar Inc. in 1970; and has been senior vice-president, corporate affairs since 1994 and general counsel since 1986, being responsible for secretariat, environmental and legal affairs, communications and government relations, internal audit and head office operations. His career in the pulp and paper industry spans over 37 years.

Richard L. Thomas, age 54, is the senior vice-president, sales of the Company. Mr. Thomas was vice-president of fine papers of Weyerhaeuser since 2005. Prior to 2005, he was vice-president, business papers of Weyerhaeuser. Mr. Thomas joined Weyerhaeuser in 2002 when Willamette Industries, Inc. was acquired by Weyerhaeuser. At Willamette, he held various management positions in operations since joining in 1992. Previously, he was with Champion International Corporation for 12 years.

FORWARD-LOOKING STATEMENTS

The information included in this Annual Report on Form 10-K may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	the effect of general economic conditions, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products, which may be tied to the relative strength of various U.S. and/or Canadian business segments;

•	product selling prices;

•	raw material prices, including wood fiber, energy and chemical;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the successful integration of the Weyerhaeuser Fine Paper Business with Domtar Inc. and the ability to realize anticipated cost savings;

•	the level of competition from domestic and foreign producers;

•	the effect of forestry, land use, environmental and other governmental regulations, and changes in accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors,” in item 1A of this Annual Report on Form 10-K.

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Annual Report on Form 10-K. Unless specifically required by law, Domtar Corporation assumes no obligation to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below in addition to the other information presented in this Annual Report on Form 10-K. Some of the following risks relate principally to the Company’s business and the industry in which it operates, while others relate principally to the Transaction.

RISKS TO THE INDUSTRIES AND BUSINESSES OF THE COMPANY

The pulp, paper and wood product industries are highly cyclical. Fluctuations in the prices of and the demand for the Company’s products could result in smaller profit margins and lower sales volumes.

The pulp, paper and wood product industries are highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for the Company’s products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of the Company’s paper products are commodities that are widely available from other producers. Even the Company’s non-commodity products, such as value-added papers, are susceptible to commodity dynamics. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

The overall levels of demand for the products the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, as well as competition from electronic substitution. See—“Some of the Company’s products are vulnerable to long-term declines in demand due to competing technologies or materials.” For example, demand for cut-size office paper may fluctuate with levels of white-collar employment. Demand for many such products was materially and negatively impacted by the global economic downturn, among other things, in the early part of this decade, and the Company expects that it will be susceptible to such downturns in the future.

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

Some of the Company’s products are vulnerable to long-term declines in demand due to competing technologies or materials.

The Company’s business competes with electronic transmission and document storage alternatives, as well as with paper grades it does not produce, such as uncoated groundwood. As a result of such competition, the Company has experienced decreased demand for some of its existing pulp and paper products. As the use of these alternatives grows, demand for pulp and paper products is likely to further decline. Moreover, demand for some of the Company’s wood products may decline if customers purchase alternatives products.

The Company faces intense competition in its markets, and the failure to compete effectively would have a material adverse effect on its business and results of operations.

The Company competes with both U.S. and Canadian paper producers and, for many of its product lines, global producers, some of which may have greater financial resources and lower production costs than the Company. The principal basis for competition is selling price. The Company’s ability to maintain satisfactory margins depends in large part on its ability to control its costs. The Company cannot assure you that it can compete effectively and maintain current levels of sales and profitability. If the Company cannot compete effectively, such failure will have a material adverse effect on its business and results of operations.

The Company’s intellectual property rights are valuable, and any inability to protect them could reduce the value of its products and its brands.

The Company relies on patent, trademark, and other intellectual property laws of the United States and other countries to protect its intellectual property rights. However, the Company may be unable to prevent third parties from using its respective intellectual property without its authorization, which may reduce any competitive advantage it has developed. If the Company had to litigate to protect these rights, any proceedings could be costly, and it may not prevail. The Company cannot guarantee that any United States or foreign patents, issued or pending, will provide it with any competitive advantage or will not be challenged by third parties. Additionally, the Company has obtained and applied for United States and foreign trademark registrations, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of its pending patent or trademark applications will be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. The failure to secure any pending patent or trademark applications may limit the Company’s ability to protect the intellectual property rights that these applications were intended to cover.

The Company’s manufacturing businesses may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company, comprising approximately 19% of the aggregate amount of cost of sales during 2007. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber maybe further limited by fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

The Province of Quebec adopted legislation, which became effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and the Cree First Nations. As a result, the amount of fiber, primarily softwood fiber, the Company is permitted to harvest annually, under its existing licenses from the Quebec government, was reduced by approximately 500,000 cubic meters to approximately 1.8 million cubic meters, reflecting a 21% reduction. The Chief Forester of Quebec has proposed a further reduction of 55,000 cubic meters, or 3%, of the total softwood annual allowable cut of forests managed by the Company. The reduction will be effective from April 2008 to March 2009 and would significantly affect the supply of fiber for the Company’s Northern Quebec softwood sawmill and market pulp operations. In addition, on October 1, 2007 Domtar Inc. received written notice from the Minister of Natural Resources and Wildlife for the province of Quebec purporting to revoke, effective September 14, 2007, Domtar Inc.’s forest license rights relating to its Grand Remous and Malartic sawmills representing approximately 567,000 cubic meters of fiber on an annual basis. While we are currently seeking the reinstatement of these license rights through formal legal proceedings, there is no assurance that we will be successful and we may lose these forest license rights permanently. The reduction in harvest volume would also result in a corresponding increase in the unit cost of wood delivered to the sawmills. In addition, as a result of the impact of the strength of the Canadian dollar against the U.S. dollar, low lumber prices and other factors, a significant portion of the Company’s wood fiber harvesting operations in Quebec have been shut down and all but two, Val d’Or and Matagami, of the facilities related to such operations have been closed indefinitely. As a result of the reduced availability, the Company may face increased costs in purchasing, and have difficulty locating wood fiber sufficient to satisfy its requirements.

Historically, Weyerhaeuser provided, on average, approximately 45% of the Weyerhaeuser Fine Paper Business’ wood fiber requirements, which is approximately 19% of the Company’s wood fiber requirements. The Company currently obtains its wood fiber requirements in part by harvesting timber pursuant to its forest licenses and forest management agreements, in part by purchasing wood fiber from Weyerhaeuser pursuant to the fiber and pulp supply agreements entered into in connection with the Transaction, which expire between 2008 and 2027, and in part by purchasing wood fiber from third parties. If the Company’s cutting rights, pursuant to its forest licenses or forest management agreements, are reduced or if Weyerhaeuser or any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to the Company, its financial condition and operating could be materially and adversely affected.

An increase in the cost of the Company’s purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing its margins.

The Company’s operations consume substantial amounts of energy such as electricity, natural gas, fuel oil, coal and hog fuel. Energy comprised approximately 8% of the aggregate amount of cost of sales in 2007. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and currently exceed historical averages. As a result, fluctuations in energy prices will impact the Company’s manufacturing costs and contribute to earnings volatility. While the Company purchases substantial portions of its energy under supply contracts, many of these contracts are based on market pricing.

Other raw materials the Company uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate and sodium hydroxide, sulfuric acid, dyes, peroxide, methanol and aluminum sulfate. Purchases of chemicals comprised approximately 12% of the aggregate amount of cost of sales in 2007. The costs of these chemicals have been volatile historically, and are influenced by capacity utilization, energy prices and other factors beyond the Company’s control. Chemical prices have been increasing although the impact has been partially mitigated by long term purchasing contracts that reflect our increased purchasing power.

Due to the commodity nature of the Company’s products, the relationship between industry supply and demand for these products, rather than changes in the cost of raw materials, will determine the Company’s ability to increase prices. Consequently, the Company may be unable to pass on increases in its operating costs to its customers. Any sustained increase in chemical or energy prices without any corresponding increase in product pricing would reduce the Company’s operating margins and potentially require it to limit or cease operations of one or more of its machines.

The Company could experience disruptions in operations and/or increased labor costs due to labor disputes.

Employees at 44 of the Company’s facilities, a majority of the Company’s 13,000 employees, are represented by unions through collective bargaining agreements, generally on a facility-by-facility basis, which will expire between 2008 and 2012. Currently six collective bargaining agreements are up for renegotiation of which only three are currently under negotiation. The Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and financial condition.

In connection with the Company’s restructuring efforts, the Company has suspended operations at, or closed or announced its intention to close, various facilities and may incur liability with respect to affected employees, which could have a material adverse effect on its business or financial condition. In addition, the Company continues to evaluate potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in the future.

In the early part of 2006, Weyerhaeuser closed its pulp and paper mill in Prince Albert, Saskatchewan, which the Company acquired in the Transaction, which remains closed. Certain unionized parties filed a grievance against Weyerhaeuser following the shut down, alleging that certain post-closure actions taken by Weyerhaeuser violated their collective bargaining agreement. In particular, the union disputed Weyerhaeuser’s post-closure contracting with a third-party vendor to oversee on-site security at Prince Albert. In connection with the Transaction, the Company has assumed any liability with respect to this grievance. In November 2007, the Company was informed that the Government of Saskatchewan was not prepared to participate in the financing and redevelopment of the Prince Albert facility into a Northern Bleached Softwood Kraft pulp mill producing 100% Forest Stewardship Council (FSC) certified softwood pulp for the North America and offshore markets, as set forth in the memorandum of understanding signed on September 12, 2007. As such, the Company has not determined whether this facility will be reopened, sold or closed. In a separate grievance related to the closure of the Prince Albert facility, which could result in liability in excess of $20 million, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its position with respect to these grievances and cannot be certain that it will not incur liability, which could be material, with respect to these grievances.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 10% of the Company’s sales in 2007. A loss of any of these significant customers could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer is Office Depot. Office Depot was historically a major customer of the Weyerhaeuser Fine Paper Business and Willamette Industries. A significant reduction in sales to any of the Company’s key customers, including Office Depot (which could be due to factors outside its control, such as purchasing diversification) or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations.

A material disruption at one of the Company’s manufacturing facilities could prevent it from meeting customer demand, reduce its sales and/or negatively impact its net income.

Any of the Company’s pulp or paper manufacturing facilities, or any of its machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	chemical spill or release;

•	explosion of a boiler;

•	the effect of a drought or reduced rainfall on its water supply;

•	labor difficulties;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	fires, floods, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism; or

•	other operational problems, including those resulting from the risks described in this section.

Events such as those listed above have resulted in operating losses in the past. In May 2006, the Weyerhaeuser Fine Paper Business facilities in Plymouth, North Carolina experienced a disruption in their power supply, causing damage to a turbine generator necessary to convert high pressure steam to medium and low pressure steam used by the various mill processes. As a result of this damage, various mill operations at the Weyerhaeuser Fine Paper Business’s Plymouth facilities were shut down for repairs for up to eleven days. The Company estimates the total financial impact of this incident on its operating income was $11 million including repair costs, the opportunity value of lost production and increased operating costs. Future events may cause similar shutdowns, which may result in additional downtime and/or cause additional damage to the Company’s facilities. Any such downtime or facility damage could prevent the Company from meeting customer demand for its products and/or require it to make unplanned capital expenditures. If one of these machines or facilities were to incur significant downtime, the Company’s ability to meet its production targets and satisfy customer requirements would be impaired, resulting in lower sales and income.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require that it regularly incur capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2007, the Company’s total capital expenditures were approximately $116 million, including approximately $65 million for maintenance capital and approximately $11 million for environmental expenditures. The Company’s total capital expenditures in 2006 were approximately $64 million, including approximately $62 million for maintenance capital and approximately $2 million for environmental expenditures.

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

The Company could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations. It could also incur costs as a result of asbestos-related personal injury litigation.

The Company is subject, in both the United States and Canada, to a wide range of general and industry-specific laws and regulations relating to the protection of the environment and natural resources, including those governing air emissions, wastewater discharges, harvesting, silvicultural activities, the storage, management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat, and health and safety matters. In particular, the pulp and paper industry in the United States is subject to the United States Environmental Protection Agency’s (“EPA”) Cluster Rule and was until recently subject to the EPA’s Boiler MACT Rule (the Boiler MACT Rule has been vacated, however, alternative U.S. federal and state regulations are being discussed) that further regulate effluent and air emissions. These laws and regulations require the Company to obtain authorizations from and comply with the requirements of the appropriate governmental authorities, which have considerable discretion over the terms and timing of permits.

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred approximately $85 million of operating expenses and $11 million of capital expenditures in connection with environmental compliance and remediation for 2007. As of December 30, 2007, the Company had a provision of $119 million for environmental expenditures, including certain asset retirement obligations (such as for land fill capping and asbestos removal). In addition, during the first half of 2006, the Company closed its pulp and paper mill in Prince Albert, Saskatchewan and the Big River Sawmill in Saskatchewan. The Company has not determined whether either of these facilities will be reopened, sold or permanently closed. In the event the facilities are permanently closed, the Province of Saskatchewan may require active decommissioning and reclamation at one or both facilities, which would likely include investigation and remedial action for areas of significant environmental impacts. The Province of Saskatchewan has required certain facilities located in the Province to submit preliminary decommissioning and reclamation plans and to include in such plans estimates of costs associated with decommissioning and reclamation activities. Weyerhaeuser submitted such a plan for its pulp and paper facility in Prince Albert, Saskatchewan. In its preliminary decommissioning and reclamation plan, Weyerhaeuser included a preliminary, generalized estimate of costs ranging from CDN$20 to CDN$25 million (approximately $20 to $25 million). Weyerhaeuser advised the Province of Saskatchewan that it was not providing a detailed delineation of costs at this time because such costs will depend on site specific factors, the professional judgments of environmental specialists and experts, further detailed environmental site assessments, and most fundamentally, a decision about the future use or closure of the site. The estimate referred to above does not take into account the equipment resale value or scrap material value which is considered to be significant, nor does it include the cost of completing a phase II environmental site assessment (which could involve sampling and analysis of building materials and environmental media), or the cost of any remediation required based on such assessment. The Company has not undertaken an in depth review of Weyerhaeuser’s estimate and the net decommissioning and reclamation costs could exceed Weyerhaeuser’s estimate.

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

As the owner and operator of real estate, the Company may be liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances, including asbestos, on or from its properties or operations. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, the Company’s liability may be imposed without regard to contribution or to whether it knew of, or caused, the release of hazardous substances and may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at the Company’s or third-party sites may result in significant additional costs. Any material liability the Company incurs could adversely impact its financial condition or preclude it from making capital expenditures that would otherwise benefit its business.

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

The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

The Company is affected by changes in currency exchange rates.

The Company manufactures a significant amount of pulp and paper in Canada. Sales of pulp and paper products by the Company’s Canadian mills will be invoiced in U.S. dollars or in Canadian dollars linked to U.S. pricing but most of the costs relating to these products will be incurred in Canadian dollars. As a result, any decrease in the value of the U.S. dollar relative to the Canadian dollar will reduce the Company’s profitability.

Exchange rate fluctuations are beyond the Company’s control. Since January 1, 2002, the Canadian dollar has appreciated more than 60% relative to the U.S. dollar. This has had a material adverse effect on the sales and profitability of the Canadian operations of both the Predecessor and Domtar Inc. and is continuing to have an adverse effect on the Company’s business, financial results and financial condition.

The Company may be required to pay significant lumber export taxes and/or countervailing and antidumping duties.

The Company may experience reduced revenues and margins on its softwood lumber business as a result of lumber export taxes and/or countervailing and antidumping duty applications. In April 2001, the Coalition for Fair Lumber Imports (“Coalition”) filed two petitions with the U.S. Department of Commerce (“Department”) and the International Trade Commission (“ITC”) claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (“CVD”) and antidumping (“AD”) tariffs be imposed on softwood lumber imported from Canada.

In 2006, the Canadian and U.S. governments reached a final settlement to this long-standing dispute. The provisions of the settlement included repayment of approximately 81% of the deposits, imposition of export measures in Canada, and measures to address long-term policy reform. It is possible that the CVD and AD tariffs or tariffs similar to the CVD and AD tariffs may again be imposed on the Company, in the future.

Under the settlement agreement, Canadian softwood lumber exporters pay an export tax when the price of lumber is at or below a threshold price. Under present market conditions, the Company’s softwood lumber exports are subject to a 5% export charge plus a market restriction on access managed by a quota system.

The Company experienced and may continue to experience reduced revenues and margins in the softwood lumber business as a result of the application of the settlement agreement. The settlement agreement could have a material adverse effect on the Company’s business, financial results and financial condition, including, but not limited to, facility closures or impairment of assets.

The Company depends on third parties for transportation services.

The Company relies primarily on third parties for transportation of the products it manufactures and/or distributes, as well as delivery of its raw materials. In particular, a significant portion of the goods it manufactures and raw materials it uses are transported by railroad or trucks, which are highly regulated. If any of its third-party transportation providers were to fail to deliver the goods the Company manufactures or distributes in a timely manner, the Company may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to the Company in a timely manner, it may be unable to manufacture its products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with the Company, it may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm the Company’s reputation, negatively impact its customer relationships and have a material adverse effect on its financial condition and operating results.

The transition services provided by Weyerhaeuser may be difficult for the Company to replace without operational problems and additional costs.

The Company entered into a transition services agreement with Weyerhaeuser pursuant to which Weyerhaeuser agreed to provide the Company certain transition services for a period of time following the Closing Date. These services include, among others, certain services relating to finance and administration, human resources, payroll and information technology. If, after the expiration of the agreement, the Company is unable to perform these services or replace them in a timely manner or on terms and conditions as favorable as those the Company receives from Weyerhaeuser, the Company may experience operational problems and an increase in its costs. In addition, the cost for such services may be higher than the cost for such services when the Weyerhaeuser Fine Paper Business was operated as part of Weyerhaeuser. See “Risks related to the transaction—The historical financial information of the Predecessor may not be representative of its results if the Weyerhaeuser Fine Paper Business had been operated independently of Weyerhaeuser and, as a result, may not be a reliable indicator of its future results.” At December 30, 2007, the transition services agreement for both human resources and payroll services as well as finance and administration had been terminated as all activities related to those agreements had been successfully transferred to the Company.

As a result of the separation of the Weyerhaeuser Fine Paper Business from Weyerhaeuser, the Company may experience increased costs resulting from decreased purchasing power, which could decrease its overall profitability.

Prior to its separation from Weyerhaeuser, the Predecessor was able to take advantage of Weyerhaeuser’s size and reputation in procuring raw materials and other goods and services used both for the Predecessor and Weyerhaeuser’s other businesses. As an independent public company, the Company may be unable to obtain similar goods, services and technology at prices or on terms as favorable as those obtained by the Predecessor prior to its separation from Weyerhaeuser.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 30, 2007, the Company’s defined benefit plans had a surplus of $38 million on certain plans and a deficit of $185 million on others on a ongoing basis.

The Company’s future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 30, 2007, the Company’s Canadian defined benefit pension funds had approximately CDN$1,491 million (approximately $1,509 million) of assets, of which approximately CDN$445 million (approximately $450 million) is held by Domtar Inc.’s Canadian pension funds, invested in multiple third party asset backed commercial paper (“ABCP”) conduits, which are currently subject to restructuring or repayment delay, and of which CDN$389 million (approximately $393 million) is subject to the interim arrangement of the “Montreal Proposal” pursuant to which banks and major investors are negotiating restructuring proposals with respect to certain ABCP conduits; however, these discussions are not finalized, and the outcome and the effect it would have on the value of the Company’s Canadian pension fund assets has yet to be determined.

Losses in the pension fund investments, if any, would result in future increased contributions by the Company or its Canadian subsidiaries. Additional contributions to these pension funds would be required to be paid over a 5-year period. Losses, if any, would also impact operating results over a longer period of time and immediately increase liabilities and reduce equity.

RISKS RELATED TO THE TRANSACTION

The Company may not realize anticipated synergies, cost savings and growth opportunities from the Transaction.

The success of the Transaction depends, in part, on the Company’s ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the Weyerhaeuser Fine Paper Business with the Domtar Inc. business. The Company’s success in realizing these synergies, cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of such businesses and operations. Even if the Company is able to integrate such businesses and operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings and growth opportunities that the Company expects from this integration or that these benefits will be achieved within the anticipated time frame. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the Transaction may be offset by the loss of Weyerhaeuser’s purchasing power or the costs incurred in integrating the businesses and operations.

The Company incurred and expects to continue to incur significant costs related to the Transaction that could have a material adverse effect on its operating results.

The Company incurred financial, legal and accounting costs and sales and transfer taxes in connection with the Transaction. In addition, the Company estimates that it will incur costs in connection with the separation of the Weyerhaeuser Fine Paper Business from Weyerhaeuser. The Company also anticipates that it will incur significant costs in connection with the integration of the Weyerhaeuser Fine Paper Business and the Domtar Inc. business, including, among other things, costs relating to information technology integration, severance costs and the potential write-down of assets, which cannot be reasonably estimated at this time. These costs may have a material adverse effect on the Company’s cash flows and operating results in the periods in which they are recorded.

The historical financial information of the Predecessor may not be representative of its results if the Weyerhaeuser Fine Paper Business had been operated independently of Weyerhaeuser and, as a result, may not be a reliable indicator of its future results.

Prior to the Closing Date, the Predecessor was a fully integrated business unit of Weyerhaeuser. Consequently, the financial information of the Predecessor included in this document has been derived from the consolidated financial statements and accounting records of Weyerhaeuser and reflects assumptions and allocations made by Weyerhaeuser. The financial position, results of operations and cash flows of the Predecessor presented may be different from those that would have resulted had the Predecessor been operated independently. For example, in preparing the Predecessor financial statements, Weyerhaeuser has made an appropriate allocation of costs and expenses that are attributable to the Predecessor. However, these costs and expenses reflect the costs and expenses attributable to the Predecessor operated as part of a larger organization and do not reflect costs and expenses that would be incurred by this business had it been operated independently. As a result, the historical financial information of the Predecessor may not be a reliable indicator of future results.

Material weaknesses in our internal control over financial reporting could result in a material misstatement of our financial condition.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management of the Company identified the following material weaknesses as of April 1, 2007, which were remediated as of December 30, 2007.

The Company did not maintain effective controls over the completeness and accuracy of financial information produced under the transition services agreement with Weyerhaeuser. Specifically, the Company did not have controls designed and in place to ensure that financial data regarding the Predecessor was complete, accurate, produced on a timely basis and supported with appropriate documentation. Further, the Company did not maintain an appropriate accounting and financial reporting organizational structure, specifically relating to the depth of resources, to be able to ensure that the accounting records being maintained by Weyerhaeuser under the transition services agreement were accurate and complete. The financial data produced under the transition services agreement affects substantially all balance sheet and income statement accounts.

These control deficiencies resulted in adjustments to the interim financial statements as of and for the thirteen week period ended April 1, 2007 and a delay in the filing of the Quarterly Report on Form 10-Q for that period.

Aboriginal interests may delay or result in challenges to the transfer of certain forest licenses and forest management agreements.

Under applicable forestry legislation in Saskatchewan, Weyerhaeuser must obtain consent from the Government of Saskatchewan in order to complete the transfer of certain timber rights in Saskatchewan to the Company. Pursuant to the agreements governing the Transaction, the transfer of these timber rights were delayed until the appropriate approvals are received. Recent Supreme Court of Canada decisions have confirmed that the federal and provincial governments in Canada have a duty to consult with, and in certain circumstances, seek to accommodate aboriginal groups whenever there is a reasonable prospect that a government’s decision may adversely affect an aboriginal group’s interests in relevant land and resources that are the subject of the decision. The Company believes that the Government of Saskatchewan has consulted with relevant aboriginal groups in connection with these consent approvals. This consultation process could result in delays, constrain access to the timber or give rise to additional costs. In addition, if the Government of Saskatchewan does not adequately discharge its obligation this could result in litigation. It is not possible at present to predict the risks associated with such litigation.

If the distribution by Weyerhaeuser of its shares of Company common stock to the holders of Weyerhaeuser common shares and Weyerhaeuser exchangeable shares pursuant to an exchange offer (“Distribution”) did not constitute a tax-free transaction, either as a result of actions taken in connection with the distribution or as a result of subsequent acquisitions of shares of Company common stock, then the Company may be responsible for payment of substantial U.S. federal income taxes under its tax sharing agreement with Weyerhaeuser.

Weyerhaeuser received a private letter ruling from the Internal Revenue Service on February 5, 2007 to the effect that, based on the facts, assumptions, representations and undertakings set forth in the ruling, the Contribution and Distribution qualified as tax-free to Weyerhaeuser and the holders of Weyerhaeuser common shares for U.S. federal income tax purposes under Sections 355 and 368 and related provisions of the Code.

The Distribution would become taxable to Weyerhaeuser pursuant to Section 355(e) of the Code if 50% or more (by vote or value) of equity securities of the Company were acquired, directly or indirectly, by persons other than Weyerhaeuser shareholders as part of a plan or series of related transactions that included the Distribution. Because Weyerhaeuser shareholders owned more than 50% of Company common stock following the Arrangement, the Arrangement, by itself, would not have caused the Distribution to be taxable to Weyerhaeuser under Section 355(e) of the Code. However, if the IRS were to determine that other acquisitions of Company equity securities, either before or after the Distribution and the Arrangement, were part of a plan or series of related transactions that included the Distribution such determination could result in the recognition of a gain by Weyerhaeuser under Section 355(e) of the Code. In such case, the gain recognized by Weyerhaeuser likely would include the entire fair market value of the Company common stock distributed to Weyerhaeuser’s shareholders, and thus would be substantial.

Under the tax sharing agreement among Weyerhaeuser, the Company, and Domtar Inc., the Company generally would be required to indemnify Weyerhaeuser against tax-related losses to Weyerhaeuser and/or its shareholders that arise as a result of certain actions taken or omissions to act by the Company, its subsidiaries or certain affiliates of the Company (“Disqualifying Actions”) after the Transaction. See “Risks related to the transaction—The Company may be affected by significant restrictions following the Transaction in order to avoid significant tax-related liabilities.”

The Company may be affected by significant restrictions following the Transaction in order to avoid significant tax-related liabilities.

Even if the Distribution qualifies as a tax-free reorganization, it may not qualify as a transaction that is tax-free to Weyerhaeuser if 50% or more (by vote or value) of the equity securities of the Company are acquired by persons other than Weyerhaeuser shareholders as part of a “plan” that includes the Distribution pursuant to Section 355(e) of the Code.

The tax sharing agreement requires that the Company, its subsidiaries and certain affiliates of the Company, for a two-year period following the Closing Date, avoid taking certain actions that might cause the Distribution to be treated as part of a plan pursuant to which 50% or more of the Company’s equity securities are acquired. Certain of these Disqualifying Actions subject to restrictions include:

•	The redemption, recapitalization, repurchase or acquisition by the Company of its capital stock;

•	The issuance by the Company of capital stock or convertible debt;

•	The liquidation of the Company;

•	The discontinuance of the operations of the Predecessor;

•	The sale or disposition (other than in the ordinary course of business) of all or a substantial part of the Predecessor; or

•	The other actions, omissions to act or transactions that could jeopardize the tax-free status of the Distribution.

To the extent that the tax-free status of the Distribution is lost because of a Disqualifying Action after the date of consummation of the Transaction, the Company generally will be required to indemnify, defend and hold harmless Weyerhaeuser from and against any and all resulting tax-related losses incurred by Weyerhaeuser and/or Weyerhaeuser shareholders, without regard to whether Weyerhaeuser gave the Company prior written consent to the specific action taken by the Company.

Because of these restrictions, the Company may be limited in its ability to pursue strategic transactions or equity or convertible debt financing or engage in new business or other transactions that may maximize the value of its business.

A third party has demanded an increase in consideration from Domtar Inc. under an existing contract in connection with the Transaction.

In 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc., an integrated producer of specialty paper and wood products. The purchase agreement relating to this acquisition includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of CDN$120 million (approximately $121 million). This amount gradually declines over a 25-year period and at March 7, 2007, the Closing Date, the maximum amount of the purchase price adjustment was CDN$110 million (approximately $111 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, Domtar Inc. received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of CDN$110 million (approximately $111 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of CDN$110 million (approximately $111 million) as well as additional compensatory damages. The Company and Domtar Inc. does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and it intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in its defense of such claims, and, if it is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s liquidity, results of operations and financial condition.

The Company’s substantial indebtedness, which is approximately $2.2 billion as of December 30, 2007, could adversely affect its financial condition and impair its ability to operate its business.

As of December 30, 2007, the Company had approximately $2.2 billion of outstanding indebtedness, including $693 million of indebtedness under its senior secured credit facilities, $39 million of capital leases and $1.5 billion of unsecured long-term notes.

The Company’s substantial degree of indebtedness could have important consequences to the Company’s financial condition, operating results and business, including the following:

•

it may limit the Company’s ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•

a substantial portion of the Company’s cash flows from operations will be dedicated to payments on its indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	the debt service requirements of the Company’s indebtedness could make it more difficult for the Company to satisfy its other obligations;

•

the Company’s borrowings under the senior secured credit facilities are at variable rates of interest, exposing the Company to increased debt service obligations in the event of increased interest rates;

•	it may limit the Company’s ability to adjust to changing market conditions and place it at a competitive disadvantage compared to its competitors that have less debt; and

•

it may increase the Company’s vulnerability to a downturn in general economic conditions or in its business, and may make the Company unable to carry out capital spending that is important to its growth.

Despite current indebtedness levels, the Company and its subsidiaries may incur substantially more debt. This could further exacerbate the risks associated with its substantial leverage.

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the Credit Agreement contains restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. For example, as of December 30, 2007, the Company had $50 million drawn under its senior secured revolving credit facility and $46 million of letters of credit outstanding, resulting in $654 million of availability for future drawings under this facility. Other new borrowing could also be incurred by Domtar Corporation or its subsidiaries. If the Company incurs additional debt, the risks associated with its substantial leverage would increase.

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Domtar Corporation notes and service its other debt and financial obligations and its ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

The Company has considerable debt service obligations. The Company’s ability to make payments on and refinance its debt, including the Domtar Corporation debt securities and amounts borrowed under its senior secured credit facilities and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

The Company business may not generate sufficient cash flow from operations and future borrowings may not be available to the Company under its senior secured credit facilities or otherwise in amounts sufficient to enable the Company to service its indebtedness, including the Domtar Corporation notes, and borrowings under its senior secured credit facilities or to fund its other liquidity needs. If the Company cannot service its debt, the Company will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seeking additional equity capital. Any of these remedies may not be effected on commercially reasonable terms, or at all, and may impede the implementation of its business strategy. Further, the Credit Agreement may restrict the Company from adopting any of these alternatives. In addition, the restrictions on the Company’s ability to issue equity securities or convertible debt securities during the two year period following the Closing Date without jeopardizing the intended tax consequences of the Transaction may make it difficult for the Company to raise equity capital if needed to service its indebtedness. Because of these and other factors that may be beyond its control, the Company may be unable to pay the principal, premium, if any, interest or other amounts on the Domtar Corporation notes. See “Risks related to the Transaction—The Company may be affected by significant restrictions following the Transaction in order to avoid significant tax-related liabilities.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

A description of our mills and related properties is included in Part I, Item I, Business, of this Annual Report on Form 10-K.

Production facilities

We own all of our production facilities with the exception of certain portions that are subject to leases with government agencies in connection with industrial development bond financings or fee-in-lieu-of-tax agreements, and lease substantially all of our sales offices, regional replenishment centers and warehouse facilities. We believe our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all of the equipment used in our facilities.

Forestlands

We optimize 28 million acres of forestland directly licensed or owned in the United States and Canada through efficient management and the application of certified sustainable forest management practices such that a continuous supply of wood is available for future needs.

Listing of facilities and locations

Head Office

Montreal, Quebec

Papers

Operation Center:

Fort Mill, South Carolina

Uncoated Freesheet:

Ashdown, Arkansas

Dryden, Ontario

Espanola, Ontario

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Nekoosa, Wisconsin

Plymouth, North Carolina

Port Huron, Michigan

Rothschild, Wisconsin

Windsor, Quebec

Coated Groundwood:

Columbus, Mississippi

Pulp:

Kamloops, British Columbia

Lebel-sur-Quévillon, Quebec

Prince Albert, Saskatchewan

Woodland, Maine

Chip Mills:

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Converting and Distribution – Onsite:

Ashdown, Arkansas

Dryden, Ontario

Plymouth, North Carolina

Port Edwards, Wisconsin

Rothschild, Wisconsin

Windsor, Quebec

Converting and Distribution – Offsite:

Brownsville, Tennessee

Cerritos, California

Dallas, Texas

Dubois, Pennsylvania

Griffin, Georgia

Mira Loma, California

Owensboro, Kentucky

Ridgefields, Tennessee

Tatum, South Carolina

Terrebonne, Quebec

Washington Court House, Ohio

Forms Manufacturing:

Cerritos, California

Dallas, Texas

Indianapolis, Indiana

Langhorne, Pennsylvania

Rock Hill, South Carolina

Enterprise Group* – United States:

Birmingham, Alabama

Chandler, Arizona

Ft. Smith, Arkansas

Little Rock, Arkansas

Buena Park, California

Cerritos, California

Hayward, California

Denver, Colorado

Jacksonville, Florida

Lakeland, Florida

Miami, Florida

Duluth, Georgia

Boise, Idaho

Peoria, Illinois

West Chicago, Illinois

Evansville, Indiana

Ft. Wayne, Indiana

Indianapolis, Indiana

Des Moines, Iowa

Kansas City, Kansas

Lexington, Kentucky

Louisville, Kentucky

Harahan, Louisiana

Shreveport, Louisiana

Boston, Massachusetts

Livonia, Michigan

Wayland, Michigan

Fridley, Minnesota

Jackson, Mississippi

St. Louis, Missouri

Omaha, Nebraska

Las Vegas, Nevada

Hoboken, New Jersey

Albuquerque, New Mexico

Buffalo, New York

Syracuse, New York

Charlotte, North Carolina

Cincinnati, Ohio

Cleveland, Ohio

Columbus, Ohio

Oklahoma City, Oklahoma

Tulsa, Oklahoma

Langhorne, Pennsylvania

Pittsburgh, Pennsylvania

Rock Hill, South Carolina

Chattanooga, Tennessee

Knoxville, Tennessee

Memphis, Tennessee

Nashville, Tennessee

El Paso, Texas

Garland, Texas

Houston, Texas

San Antonio, Texas

Salt Lake City, Utah

Richmond, Virginia

Kent, Washington

Vancouver, Washington

Milwaukee, Wisconsin

Enterprise Group* – Canada:

Calgary, Alberta

Montreal, Quebec

Toronto, Ontario

Vancouver, British Columbia

Paper Merchants

Head Office:

Covington, Kentucky

RIS Paper – Eastern Region:

Albany, New York

Boston, Massachusetts

Buffalo, New York

Harrisburg, Pennsylvania

Hartford, Connecticut

Lancaster, Pennsylvania

New York, New York

Philadelphia, Pennsylvania

Southport, Connecticut

Washington, DC / Baltimore, Maryland

RIS Paper – MidWest Region:

Cincinnati, Ohio

Cincinnati, Ohio (I.T.)

Cleveland, Ohio

Columbus, Ohio

Dayton, Ohio

Dallas/Fort Worth, Texas

Fort Wayne, Indiana

Indianapolis, Indiana

Kalamazoo, Michigan

Buntin Reid – Canada:

London, Ontario

Ottawa, Ontario

Toronto, Ontario

JBR / La Maison du Papier – Canada:

Montreal, Quebec

Quebec City, Quebec

The Paper House – Canada:

Dartmouth, Nova Scotia

Mt. Pearl, Newfoundland

Wood

Big River, Saskatchewan

Ear Falls, Ontario

Grand-Remous, Quebec

Lebel-sur-Quévillon, Quebec

Nairn Centre, Ontario

Malartic, Quebec

Matagami, Quebec

Ste-Marie, Quebec

Sullivan, Quebec

Timmins, Ontario

Val d’Or, Quebec

White River, Ontario

* Enterprise Group is involved in the sale and distribution of Domtar papers, notably continuous forms, cut size business papers as well as digital papers, converting rolls and specialty products.

ITEM 3.	LEGAL PROCEEDINGS

Pursuant to the Contribution and Distribution Agreement and other agreements entered into or to be entered into in connection with the Transaction, the Company assumes responsibility for certain claims and litigation matters arising out of or relating to the Company’s businesses whether or not asserted prior to the Transaction. Currently, a small number of claims and litigation matters have arisen in the ordinary course of business. Although the final outcome of any legal proceeding is subject to a number of variables and cannot be predicted with any degree of certainty, management currently believes that the ultimate outcome of these legal proceedings will not have a material adverse effect on the Company’s long-term results of operations, cash flow or financial position.

The Company is involved in various legal proceedings relating to contracts, commercial disputes, taxes, environmental issues, labor and employment and other matters related to former and ongoing operations. The Company periodically reviews the status of these proceedings and assesses the likelihood of any adverse judgments or outcomes of these legal proceedings, as well as analyzes probable losses. While the Company believes that the ultimate disposition of these matters will not have a material adverse effect on its financial condition, an adverse outcome in one or more of the following significant legal proceedings could have a material adverse effect on our results or cash flow in a given quarter or year.

In the early part of 2006, Weyerhaeuser closed its pulp and paper mill in Prince Albert, Saskatchewan, which the Company acquired in connection with the Transaction, and which remains closed. Certain unionized parties filed a grievance against Weyerhaeuser following the shut down, alleging that certain post-closure actions taken by Weyerhaeuser violated their collective bargaining agreement. In particular, the union disputed Weyerhaeuser’s post-closure contracting with a third-party vendor to oversee on-site security at the Prince Albert facility. In connection with the Transaction, the Company has assumed any liability with respect to this grievance. In a separate grievance relating to the closure of the Prince Albert facility, which could result in liability in excess of $20 million, the union is disputing the accumulation of pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its positions with respect to these grievances and cannot be certain that it will not incur liability, which could be material, with respect to these grievances.

Domtar Inc. is subject to a motion by Joachim Laferrière Électricien Inc., filed in the Quebec Superior Court on January 9, 2006, for authorization to bring a class action suit against Domtar Inc. and others for alleged damages relating to a conspiracy to fix prices of carbonless sheets during the period of January through December 2000 in the Province of Quebec. The claim seeks estimated compensatory damages in the amount of CDN$50 million (approximately $50 million) plus estimated exemplary damages in the amount of

CDN$1 million to CDN$5 million (approximately $1 million to $5 million). Domtar Inc. is also subject to a motion by McLay & Company Inc. filed in Ontario Superior Court on January 11, 2006, for authorization to bring a class action suit against Domtar Inc. and others, for alleged inflated prices of carbonless sheets during the period of October 1999 through September 2000 in the Province of Ontario. These class actions have been settled in principle for an insignificant amount and are subject to Court approval. The amount had been previously provided for in the purchase price allocation related to the acquisition of Domtar Inc.

On June 12, 2007, an action was commenced by George Weston Limited (“Weston”) in the Superior Court of Justice of the Province of Ontario against Domtar Inc. The claim alleges that the consummation of the Transaction triggered an obligation of Domtar Inc. to pay an increase in consideration under the purchase price adjustment contained in the Share Purchase Agreement, dated June 16, 1998 (as amended by Amendment No. 1 thereto, dated July 31, 1998, the “Agreement”) between Weston, Weston Investments Inc., Domtar Inc. and Domtar Industries Inc. pursuant to which Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc., an integrated producer of specialty paper and wood products. The claim seeks a payment of CDN$110 million (approximately $111 million) under the purchase price adjustment provision of the Agreement and additional compensatory damages. On August 13, 2007, Domtar Inc. served its statement of defense in response to this claim. Neither the Company nor Domtar Inc. believes that the consummation of the Transaction triggered an obligation to pay an increase in consideration under the purchase price adjustment and Domtar Inc. intends to defend itself vigorously against any claims with respect thereto. However, Domtar Inc. may not be successful in its defense of such claims, and if it is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s and on Domtar Inc.’s liquidity, results of operations and financial condition.

Several asbestos-related personal injury claims have been filed in U.S. state and federal courts against Domtar Industries Inc. and certain other affiliates of the Company in connection with alleged exposure by people to products or premises containing asbestos. While the Company believes that the ultimate disposition of these matters, both individually and on an aggregate basis, will not have a material adverse effect on its financial condition, there can be no assurance that the Company will not incur substantial costs as a result of any such claim.

Environment

Domtar Inc. and the Company is or may be a “potentially responsible party” with respect to various hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or similar laws. Domtar Inc. continues to take remedial action under its Care and Control Program, as such sites mostly relate to its former wood preserving operating sites, and a number of operating sites due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and, if and when applicable, the allocation of liability among potentially responsible parties.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement (the “Settlement Agreement”) which provides that while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement does not address all of the plaintiff’s claims as that cannot be reasonably determined at this time. Due to the complexity in the implementation of the Settlement, the parties are currently renegotiating the terms and conditions of the Settlement. No party has exercised its right to terminate the Settlement. The Company has recorded a provision for the estimated settlement amount.

Domtar Inc. was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued the RFRA to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant at this site. The total cost of the likely remediation for which Domtar will remain responsible under the RFRA is estimated to be between $3 million and $7 million. Under a final and binding arbitration process, an arbitration panel rendered, with respect to the allocation of responsibility between the potentially responsible parties, a decision on November 8, 2007 which is under review as per the rules of arbitration. A decision is expected in the second quarter of 2008. The Company has a provision of $4 million at December 30, 2007.

At December 30, 2007, the Company had a provision of $119 million for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

While the Company believes that it has determined the cost for environmental matters likely to be incurred based on known information, their ongoing efforts to identify potential environmental concerns that may be associated with their past and present properties will lead to future environmental investigations. These efforts will likely result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 30, 2007.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS.” Price ranges of our common stock during 2007 on the New York Stock Exchange and the Toronto Stock Exchange were:

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2007 Quarter
First (1)	9.92	8.55	9.31	11.55	10.08	10.51
Second	11.49	9.21	11.16	12.29	10.31	11.83
Third	11.52	6.67	8.20	12.23	7.23	8.18
Fourth	8.74	6.81	7.69	8.39	6.72	7.59
Year	11.52	6.67	7.69	12.23	6.72	7.59

(1)	The Company’s common stock was listed March 7, 2007, the date of the Transaction. Prior to the Transaction, the Company did not have publicly traded common stock. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for more information on the Transaction.

HOLDERS

At December 30, 2007, the number of shareholders of record of Domtar Corporation common stock was approximately 2,000 and the number of shareholders of record of Domtar (Canada) Paper Inc. exchangeable shares was approximately 4,600.

DIVIDENDS

During 2007, the Company did not pay dividends on its common stock and did not buy back any of its common stock.

In December 2007, Domtar Inc., a wholly-owned subsidiary of Domtar Corporation, announced the redemption of its Series A and Series B preferred shares. The Series A and Series B preferred shares were redeemed on December 21, 2007 at a price per share of CDN$25.

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on March 7, 2007 with a $100 investment in an equally-weighted portfolio of a Peer Group(1), a $100 investment in the S&P 500 Index and a $100 investment in the S&P 500 Materials Index.

ASSUMPTIONS:

•	Returns are in local currencies and assume quarterly reinvestment of dividends

•	Measurement dates are the last trading day of the period as shown

(1)	On May 18, 2007, the Human Resources Committee of the Board of Directors established performance measures as part of the Performance Conditioned Restricted Stock Unit (“PCRSUs”) Agreement including the achievement of a total shareholder return compared to a peer group. The selected peer group companies include: Abitibi-Consolidated, Bowater, Glatfelter, International Paper, MeadWestvaco, Packaging Corp. of America, Sappi, Smurfit-Stone, Stora Enso, UPM-Kymmene, Wausau Paper.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected historical financial data of the Company for the periods and as of the dates indicated. The selected financial data as of December 25, 2005, December 31, 2006 and December 30, 2007 and for the fiscal years ended December 26, 2004, December 25, 2005, December 31, 2006 and December 30, 2007 have been derived from the audited financial statements of Domtar Corporation for 2007, and the Weyerhaeuser Fine Paper Business for 2004, 2005 and 2006. The selected financial data as of December 28, 2003 and December 26, 2004 and for the fiscal year ended December 28, 2003 have been derived from the financial statements for the Weyerhaeuser Fine Paper Business, which have not been audited. The Company’s fiscal year ends on the last Sunday of the calendar year. Fiscal year 2007 consisted of 52 weeks, as did all other fiscal years presented except for fiscal 2006, which consisted of 53 weeks.

The Company acquired Domtar Inc. as of March 7, 2007. Accordingly, the results of operations for Domtar Inc. are reflected in the financial statements only as of and for the period after that date. Prior to March 7, 2007, the financial statements of the Company reflect only the results of operations of the Weyerhaeuser Fine Paper Business. Since the selected historical financial information of the Company as of and for the 52 weeks ended December 30, 2007 excludes the results of Domtar Inc. prior to March 7, 2007, they are not necessarily indicative of results that may be expected in future years. See Item 1A, Risk Factors – “The historical financial information of the Predecessor Company may not be representative of its results if the Weyerhaeuser Fine Paper Business had been operated independently of Weyerhaeuser and, as a result, may not be a reliable indicator of its future results.” The following table should be read in conjunction with Items 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 30, 2007	December 31, 2006	December 25, 2005	December 26, 2004	December 28, 2003
	(In millions of U.S. dollars, except per share figures)
Statement of Income Data:
Sales	$5,947	$3,306	$3,267	$3,026	$2,854
Closure and restructuring costs and, impairment of goodwill and property, plant and equipment	110	764	538	17	24
Depreciation and amortization	471	311	357	348	338
Operating income (loss)	270	(556)	(578)	(41)	(96)
Net earnings (loss)	70	(609)	(478)	(17)	(67)
Net earnings (loss) per share—basic	$0.15	$(2.14)	$(1.68)	$(0.06)	$(0.24)
Net earnings (loss) per share—diluted	$0.15	$(2.14)	$(1.68)	$(0.06)	$(0.24)

Balance Sheet Data:
Cash and cash equivalents	$71	$1	$1	$2	$1
Net property, plant and equipment	5,362	3,065	3,270	3,923	4,113
Total assets	7,748	3,998	4,970	5,565	5,649
Long-term debt	2,213	32	24	27	32
Total shareholders’ equity	3,197	2,915	3,773	4,261	4,316

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”). This MD&A should be read in conjunction with Domtar Corporation’s audited consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “tonne” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the fifty-two week periods ended December 30, 2007 and December 25, 2005, as compared to the fifty-three week period ended December 31, 2006. The fifty-two week periods are also referred to as 2007 and 2005, and the fifty-three week period is referred to as 2006.

THE TRANSACTION

Domtar Corporation was incorporated on August 16, 2006 for the sole purpose of holding the Weyerhaeuser Fine Paper Business and consummating the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. (the “Transaction”). The Weyerhaeuser Fine Paper Business was owned by Weyerhaeuser Company (“Weyerhaeuser”) prior to the completion of the Transaction. The Transaction was consummated on March 7, 2007. Domtar Corporation had no operations prior to March 7, 2007 when, upon the completion of the Transaction, it became an independent public holding company that, directly or indirectly through its subsidiaries, owns the Weyerhaeuser Fine Paper Business and Domtar Inc. We refer to Domtar Corporation, as of the consummation of the Transaction, as the “Successor.”

Although Weyerhaeuser does not have a continuing proprietary interest in Domtar Corporation, we have entered into several agreements with Weyerhaeuser and/or some of its subsidiaries in connection with the Transaction, including a tax sharing agreement, an intellectual property licensing agreement, a transition services agreement, fiber and pulp supply agreements and site services agreements. These agreements enable us to continue to operate the Weyerhaeuser Fine Paper Business efficiently following the completion of the Transaction.

The following MD&A of Domtar Corporation covers certain periods prior to the Transaction. For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the “Predecessor” to Domtar Corporation and as a result, its historical financial statements now constitute the historical financial statements of Domtar Corporation. Accordingly, the results reported for 2006 and for 2005 include only the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis. The results reported for the fourth quarter of 2007 include results of the Successor for the entire period and those reported for 2007 include the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to December 30, 2007, which represents forty-three weeks of operations. These historical financial statements may not be indicative of our future performance, see Part I, Item 1A, Risk Factors, “The historical financial information of the Predecessor may not be representative of its results if the Weyerhaeuser Fine Paper Business had been operated independently of Weyerhaeuser and, as a result, may not be a reliable indicator of its future results.”

For more information on the Transaction, refer to Note 1 of the consolidated financial statements, included in Item 8, Financial Statements, in this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

In 2007, we reported operating income of $270 million, an increase of $826 million compared to an operating loss of $556 million in 2006 mainly due to a goodwill impairment charge recorded in the first quarter of 2006 and in part due to the acquisition of Domtar Inc. Excluding operating income of $168 million attributable to Domtar Inc., the operating income in 2007 amounted to $102 million, an increase in operating income of $658 million compared to 2006. The increase was mostly attributable to a $749 million goodwill impairment charge recorded in the first quarter of 2006 based on an evaluation of goodwill relating to the Papers segment, higher average selling prices for pulp and paper, higher shipments for pulp and lower costs for freight and for maintenance. These factors were partially offset by an aggregate $96 million charge for the impairment of goodwill and property, plant and equipment recorded in the fourth quarter of 2007 associated with the reorganization of our Dryden paper mill and the goodwill impairment of our Wood business, the non-recurring benefit of the $65 million duties refund recorded in the fourth quarter of 2006, as well as lower shipments for paper and wood, partially resulting from the additional week of operations in 2006. Additional factors include lower average selling prices for wood products, higher costs for fiber and chemicals, the negative impact of a stronger Canadian dollar, severance costs related to the reorganization of our Dryden paper mill and a $9 million increase in environmental provisions recorded in 2007.

For 2008, inflation pressures on energy-related costs, including those related to fiber and chemicals, are expected to remain while costs related to integration are expected to decrease in the second half of the year. Average paper price realizations are expected to increase after giving effect to price increases implemented toward the end of 2007 and additional pricing initiatives announced for 2008. Paper volumes are expected to stay relatively steady when compared to 2007. While there are indications that growth in the U.S. economy may continue to slow in the next months, this has not yet impacted Domtar’s Papers business.

CORPORATE OVERVIEW

While all of our businesses are affected by changes in economic conditions in North America, there are a number of business-specific factors affecting Domtar Corporation’s operating results. Sales in our Papers business and Paper Merchants business are affected by the overall demand for printing and writing papers in North America. Our operating results are affected primarily by sales volumes, selling prices, currency fluctuations and raw materials costs. Factors affecting volumes and prices include per capita usage of uncoated freesheet papers, changes in white-collar employment, cycles in marketing and advertising activities, ongoing substitution of electronic media, inventory fluctuations at the end-users and imports of uncoated freesheet papers in North America. Currency fluctuations affect mainly the operating results of our Canadian operations exporting to the U.S. market. Raw materials costs are affected by the direct and indirect impact of energy prices including fossil fuels, supply constraints and the changes in economic conditions.

Sales in our Wood business are affected by demand for framing lumber and overall economic conditions. Our operating results are affected primarily by sales volumes, selling prices, currency fluctuations and fiber costs. Factors affecting volumes and prices include changes in housing starts, unsold inventories of homes, fluctuations in interest rates and changes in the unemployment rate. Currency fluctuations impact the Canadian-dollar denominated cost structure of all of our sawmilling operations affecting the operating results. Fiber costs on public lands are affected by energy prices, changes in harvesting volumes and regulations in place.

HIGHLIGHTS

During 2007, we completed a significant transaction creating a new leader in our industry, conducted a review of our operations resulting in the streamlining of our portfolio of assets and, as a result of our synergy efforts, identified and launched multiple projects aimed at reducing costs and improving efficiency. We completed a bond exchange and tender offers, for debentures and preferred shares, for the purpose of simplifying our capital structure, achieved and surpassed our first-year synergy target and strengthened our balance sheet.

Potential Redevelopment of Prince Albert Facility

On November 30, 2007, we were informed that the Government of Saskatchewan was not prepared to participate in the financing and redevelopment of the Prince Albert facility into a Northern Bleached Softwood Kraft (“NBSK”) pulp mill producing 100% Forest Stewardship Council (“FSC”) certified softwood pulp for the North American and offshore markets, as set forth in the memorandum of understanding signed on September 12, 2007. As such, the Company has not determined whether this previously idled facility will be reopened, sold or closed.

Debt restructuring

During November 2007, certain of Domtar Inc.’s bondholders elected to exchange their Domtar Inc. bonds for Domtar Corporation bonds with the same maturity and interest rate pursuant to an exchange offer. The amounts exchanged were 99.96% of the outstanding principal amount of 7.875% Notes, 99.55% of the outstanding principal amount of 5.375% Notes, 99.93% of the outstanding principal amount of 7.125 % Notes, and 99.30% of the outstanding principal amount of 9.5% Notes. During December 2007, 97.32% of the outstanding principal amount of the 10% Debentures and 99.33% of the outstanding principal amount of the 10.85% Debentures were purchased and cancelled by Domtar Inc. pursuant to a tender offer.

Restructuring

We regularly review our overall production capacity with the objective of adjusting our production capacity with anticipated long-term demand. In December 2007, we announced the reorganization of our Dryden facility as well as the closure of our Port Edwards mill, effective in the first and second quarters of 2008, respectively. These measures will result in the curtailment of approximately 336,000 tons of paper capacity per year and will affect approximately 625 employees.

In July 2007, we announced the closure of two paper machines, one located at our Woodland paper mill and another at our Port Edwards paper mill, as well as the closure of our paper mill in Gatineau and our converting center in Ottawa, effective October 2007. In total, these closures resulted in the curtailment of approximately 284,000 tons of paper capacity per year and affected approximately 430 employees. We continue to evaluate potential adjustments to our production capacity, which may include additional closures of machines or entire mills, and we could recognize cash and/or non-cash charges relating to any such closures in future periods.

In 2005, we announced the indefinite closure of our Big River and 51% owned Wapawekka, Saskatchewan sawmills (effective in the first quarter of 2006) and the indefinite closure of our Prince Albert pulp and paper mill and one paper machine at our Dryden pulp and paper mill (effective in the second quarter of 2006).

RECENT DEVELOPMENTS

Agreement for the Sale of Wood Business

On January 7, 2008, Domtar announced that Domtar Inc. and Conifex Inc. have terminated the agreement announced June 22, 2007, relating to the sale of Domtar Inc.’s Wood business. Conifex Inc. was to acquire sawmills and other forest operations situated in Ontario and Quebec. Both parties recognized that the closing conditions had not been met pursuant to the terms of the agreement.

Domtar intends to continue to seek opportunities to maximize the value of these assets as well as pursue initiatives to improve their operational efficiency.

Kamloops Fiber Supply

We entered into a number of fiber supply agreements with Weyerhaeuser pursuant to which Weyerhaeuser had agreed to supply our Kamloops pulp mill with fiber. In February 2008, Weyerhaeuser announced the closure effective May 12, 2008 of its sawmill in Kamloops. The mill is a source of fiber for our Kamloops pulp mill. This closure will not have a significant impact on our Kamloops pulp mill operations because under the terms of the supply agreements, Weyerhaeuser will still be responsible for supplying our mill with the agreed upon amount of fiber.

ACCOUNTING FOR THE TRANSACTION

The Transaction was considered, for accounting purposes, as the acquisition of Domtar Inc. by Domtar Corporation and has been accounted for using the purchase method of accounting. Accordingly, the purchase price is based upon the estimated fair value of Domtar Corporation common stock issued in addition to acquisition costs directly related to the Transaction. Since no quoted market price existed for the shares of Domtar Corporation’s common stock, the purchase price is based on the fair value of the net assets acquired on August 23, 2006, the date on which the terms of the Transaction were agreed to and announced. The fair value of Domtar Inc. common shares of $6.63 per share used in the calculation of the purchase price is based upon the average closing price of Domtar Inc. common shares on the Toronto Stock Exchange for the five trading days beginning August 21, 2006 and ending August 25, 2006, converted at the average daily foreign exchange rate of the Bank of Canada. The number of outstanding Domtar Inc. common shares used in the calculation of the fair value is based on the same periods.

The total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on our estimates of their fair value, which are based on information currently available. During the fourth quarter of 2007, we have completed the valuation of all assets and liabilities. In the process of completing such valuation, we have revised the amounts allocated to certain assets and liabilities from those previously reported in the third quarter of 2007. The principal significant elements for which such amounts have been modified include property, plant and equipment, intangible assets, income tax balances and goodwill.

The following table summarizes the components of the total purchase price and the purchase price allocation.

(In millions of U.S. dollars, unless otherwise noted)
231,436,850 common shares of Domtar Inc. outstanding at an average closing price of $6.63 per share	$1,534
Direct acquisition costs	28

Estimated total purchase price, net of assumed debt	$1,562

The total purchase price of the transaction has been allocated as follows:
Fair value of net assets acquired at the date of acquisition
Cash and cash equivalents	$573
Receivables	166
Inventories	448
Prepaid expenses	12
Income and other taxes receivable	10
Deferred income taxes—current	63
Property, plant and equipment	2,469
Intangible assets	98
Deferred income taxes—non current	34
Goodwill	300
Other assets	39

Total assets	$4,212
Less: Liabilities
Bank indebtedness	$67
Trade and other payables	410
Income and other taxes payable	15
Long-term debt due within one year	1
Long-term debt	1,660
Deferred income tax liability—non-current	141
Other liabilities and deferred credits	328
Minority interests	28

Total liabilities	2,650

Fair value of net assets acquired at the date of acquisition	$1,562

OUR BUSINESS

Domtar Corporation’s reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood. A description of our business is included in Part I, Item 1, Business of this Annual Report on Form 10-K.

Papers

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. In uncoated freesheet, we have 12 pulp and paper mills in operation (nine in the United States and three in Canada) with an annual paper production capacity of approximately 4.6 million tons of uncoated freesheet paper, after giving effect to the announced closure of our Port Edwards facility and the restructuring of our Dryden facility. In addition, we have an annual production capacity of 238,000 tons of coated groundwood at our Columbus paper mill. Our paper manufacturing operations are supported by 17 converting and distribution operations including a network of 11 plants located offsite of our paper making operations. Also, we have forms manufacturing operations at two of the offsite converting and distribution operations and three stand-alone forms manufacturing operations.

We design, manufacture, market and distribute a wide range of fine paper products for a variety of consumers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. Approximately 81% of our paper production capacity is domestic and the remaining 19% is located in Canada. We also manufacture and sell pulp in excess of our internal requirements and we purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs. We have the capacity to sell to third parties approximately 1.5 million metric tonnes of pulp per year depending on market conditions. Approximately 45% of our trade pulp production capacity is domestic and the remaining 55% is located in Canada. We shipped approximately 1.3 million metric tonnes of pulp in excess of our internal requirements in 2007.

Paper Merchants

Our Paper Merchants business consists of an extensive network of strategically located paper distribution facilities, comprising the purchasing, warehousing, sale and distribution of our various products and those of other manufacturers. These products include business and printing papers and certain industrial products. These products are sold to a wide and diverse customer base, which includes small, medium and large commercial printers, publishers, quick copy firms, catalog and retail companies and institutional entities. Our paper merchants operate in the United States and Canada under a single banner and umbrella name, the Domtar Distribution Group. Ris Paper, part of the Domtar Distribution Group, operates throughout the Northeast, Mid-Atlantic and Midwest areas from 20 locations in the United States, including 16 distribution centers. In Canada, Domtar Distribution Group operates as Buntin Reid in three locations in Ontario; JBR/La Maison du Papier in two locations in Quebec; and The Paper House in two locations in Atlantic Canada.

Wood

Our Wood business comprises the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operate five sawmills with a production capacity of approximately 660 million board feet of lumber and one remanufacturing facility. In addition, we own six sawmills that are currently not in operation but have an aggregate production capacity of approximately 796 million board feet of lumber. We also have investments in five companies, one of which is not in operation. We seek to optimize the 28 million acres of forestland we directly license or own in the United States and Canada through efficient management and the application of certified sustainable forest management practices to help ensure that a continuous supply of wood is available for future needs.

CONSOLIDATED AND SEGMENTED RESULTS OF OPERATIONS

The following table includes the consolidated financial results of Domtar Corporation for the fifty-two week periods ended December 30, 2007, which consists of the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to December 30, 2007, and the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the fifty-three week periods ended December 31, 2006 and the fifty-two weeks ended December 25, 2005.

	Fifty-two weeks ended	Fifty-three weeks ended	Fifty-two weeks ended
FINANCIAL HIGHLIGHTS	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions of U.S. dollars, unless otherwise noted)
Sales	$5,947	$3,306	$3,267
Operating income (loss)	270	(556)	(578)
Net earnings (loss)	70	(609)	(478)
Net earnings (loss) per common share (in dollars) (1):
Basic	0.15	(2.14)	(1.68)
Diluted	0.15	(2.14)	(1.68)
Operating income (loss) per segment:
Papers	$321	$(608)	$(492)
Paper Merchants	13	—	—
Wood	(63)	52	(86)
Corporate	(1)	—	—

Total	$270	$(556)	$(578)

	At December 30, 2007	At December 31, 2006
Total assets	$7,748	$3,998
Total long-term debt, including current portion	$2,230	$44

(1)	Refer to Note 5 of the consolidated financial statements included in Item 8, for more information on the calculation of net earnings (loss) per common share.

FIFTY-TWO WEEK PERIOD ENDED DECEMBER 30, 2007 VERSUS

FIFTY-THREE WEEK PERIOD ENDED DECEMBER 31, 2006

Sales

Sales for 2007 amounted to $5,947 million, an increase of $2,641 million, or 80%, from sales of $3,306 million in 2006 due to the acquisition of Domtar Inc. Excluding sales of $2,807 million attributable to Domtar Inc., sales for 2007 amounted to $3,140 million, a decrease of $166 million compared to sales for 2006. The decrease was mainly attributable to lower shipments for paper and wood, partially resulting from the additional week of operations in 2006, as well as lower average selling prices for wood products. These factors were partially offset by higher average selling prices for pulp and paper and higher shipments for pulp.

Domtar Inc.’s sales for the forty-three weeks ended December 30, 2007 amounted to $2,807 million. Domtar Inc.’s sales were impacted by lower shipments for paper, pulp and wood products and lower average selling prices for lumber, partially offset by higher average selling prices for paper and pulp.

Cost of Sales

Cost of sales amounted to $4,757 million, an increase of $2,081 million, or 78%, in 2007, compared to cost of sales in 2006 due to the acquisition of Domtar Inc. Excluding cost of sales of $2,181 million attributable to Domtar Inc., cost of sales in 2007 amounted to $2,576 million, a decrease of $100 million compared to cost of sales in 2006. This decrease was mainly attributable to lower production and shipments for paper and wood products, partially resulting from the additional week of operations in 2006, lower costs for freight, lower costs for maintenance, lower costs due to mill and sawmill closures mentioned above, and lower costs related to lack-of-order downtime. These factors were partially offset by higher costs for fiber and chemicals, the negative impact of a stronger Canadian dollar, severance costs related to the reorganization of our Dryden paper mill and a $9 million increase in environmental provisions recorded in 2007.

Domtar Inc.’s cost of sales for the forty-three weeks ended December 30, 2007 amounted to $2,181 million, which were impacted by lower production and shipments for all of its major products except pulp, and lower costs for freight, partially offset by higher costs for fiber and chemicals and the negative impact of a stronger Canadian dollar.

Selling, General and Administrative Expenses

SG&A expenses increased by $234 million in 2007 compared to SG&A expenses in 2006 primarily due to the acquisition of Domtar Inc. Excluding SG&A of $218 million attributable to Domtar Inc., SG&A in 2007 amounted to $190 million, an increase of $16 million compared to SG&A in 2006. This increase in SG&A is mostly due to integration and optimization costs, fees paid to Weyerhaeuser for transition services, as well as stock-based compensation costs. These amounts were partially offset by the elimination of the corporate charges from Weyerhaeuser.

Domtar Inc.’s SG&A amounted to $218 million for the forty-three weeks ended December 30, 2007, and included transaction costs as well as integration and optimization costs.

Operating Income

Operating income in 2007 amounted to $270 million, an increase of $826 million compared to an operating loss in 2006 of $556 million mainly due to a $749 million goodwill impairment charge recorded in the first quarter of 2006 and in part due to the acquisition of Domtar Inc. Excluding operating income of $168 million attributable to Domtar Inc., operating income in 2007 amounted to $102 million, an increase of $658 million compared to 2006. The improvement in operating income was mostly attributable to a $749 million goodwill impairment charge recorded in the first quarter of 2006 based on an evaluation of goodwill relating to the Papers segment, as well as the factors mentioned above. These factors were partially offset by an aggregate $96 million charge for the impairment of goodwill and property, plant and equipment recorded in the fourth quarter of 2007 associated with the reorganization of our Dryden paper mill and the goodwill impairment of our Wood business as well as the non-recurring benefit of a $65 million duties refund recorded in the fourth quarter of 2006.

Domtar Inc.’s operating income for the forty-three weeks ended December 30, 2007 amounted to $168 million and was impacted by the factors mentioned above, as well as gains on a lawsuit settlement and an insurance claim settlement received in the fourth quarter of 2007 of $39 million and $12 million, respectively, and gains of $18 million on financial instruments.

Interest Expense

We incurred $171 million of interest expense for the fifty-two week period ended December 30, 2007 mainly relating to interest incurred after March 6, 2007 under our new Credit Agreement that we entered into in connection with the Transaction, as well as interest on existing Domtar Inc. debt exchanged for Domtar Corporation debt in the fourth quarter of 2007. Our interest expense for the fifty-two week period ended December 30, 2007 also includes costs related to our debt restructuring in the amount of $25 million.

Income Taxes

For the fifty-two week period ended December 30, 2007, our income tax expense amounted to $29 million, which was comprised of current tax expense of $102 million and deferred tax recovery of $73 million. The current tax expense includes $15 million of expense related to the period prior to the Transaction and does not constitute cash taxes for the Company.

The following table provides the allocation of the income tax expense of each jurisdiction for 2007:

JURISDICTION	U.S.	Canada	Total
	(In million of U.S. dollars, unless otherwise noted)
Income (loss) before income taxes	$217	$(118)	$99
Income tax (benefit) expense	72	(43)	29
Effective tax rate	33%	36%	29%

The U.S. effective tax rate includes $4 million related to a non-conventional fuel tax credit. The non-conventional fuel tax credits are subject to fluctuations in the price of oil. Under current U.S. tax law, the sale of biomass gas will no longer generate non-conventional fuel tax credits after 2007. The Canadian effective tax rate for the fifty-two week period ended December 30, 2007 differs from the combined statutory rate due to an $11 million benefit related to changes in the federal income tax rate, out of which $6 million is related to a previously reported out-of-period adjustment.

Net Earnings

Net earnings amounted to $70 million ($0.15 per common share on a diluted basis) in 2007, an increase of $679 million compared to a net loss of $609 million ($2.14 per common share on a diluted basis) in 2006 mainly due to the impairment of goodwill recorded in the first quarter of 2006 and in part due to the acquisition of Domtar Inc. Excluding net earnings of $86 million attributable to Domtar Inc., net loss in 2007 amounted to $16 million, a decrease in net loss of $593 million compared to the net loss of 2006. This improvement in net earnings was mainly attributable to the factors mentioned above.

FOURTH QUARTER OVERVIEW

For the fourth quarter of 2007, we reported operating income of $7 million, a decrease of $136 million compared to operating income of $143 million in the fourth quarter of 2006 in part due to the acquisition of Domtar Inc. Excluding operating income of $76 million attributable to Domtar Inc., the operating loss in the fourth quarter of 2007 amounted to $69 million, a variation of $212 million compared to the fourth quarter of 2006. This variation is mainly attributable to an aggregate $96 million charge for the impairment of goodwill and property, plant and equipment recorded in the fourth quarter of 2007 associated with the reorganization of our Dryden paper mill and the goodwill impairment of our Wood business as well as the non-recurring benefit of the $65 million refund for antidumping and countervailing duties recorded in the fourth quarter of 2006. This variation is also attributable to lower shipments for paper and wood products, primarily due to the additional week of operations in the fourth quarter of 2006, the negative impact of a stronger Canadian dollar, and higher costs for fiber and chemicals. These factors were partially offset by higher average selling prices for paper and pulp, lower costs due to the one week differential when compared to the fourth quarter of 2006 as well as to the achieved synergies from the Transaction with Domtar Inc., lower maintenance costs, higher shipments for pulp and lower costs for energy.

FIFTY-THREE WEEK PERIOD ENDED DECEMBER 31, 2006 VERSUS

FIFTY-TWO WEEK PERIOD ENDED DECEMBER 25, 2005

Sales

Sales amounted to $3,306 million in 2006, an increase of $39 million, or 1.2%, compared to sales of $3,267 million in 2005. This increase is mainly attributable to higher average selling prices for both paper and pulp, resulting from an overall improvement in the pulp and paper markets, partially offset by a decrease in shipments for paper and pulp, mostly resulting from the closures of our Prince Albert, Saskatchewan pulp and paper mill and one paper machine at our Dryden pulp and paper mill, as well as a decrease in shipments of softwood lumber, partially due to the closures of our Big River and 51% owned Wapawekka, Saskatchewan sawmills.

Cost of Sales

Cost of sales amounted to $2,676 million in 2006, a decrease of $108 million, or 3.9%, compared to cost of sales of $2,784 million in 2005. This decrease was primarily due to a reduction in the costs incurred in the production process for pulp, paper and lumber as a result of the paper mill and sawmill closures mentioned above, partially offset by an increase in operating costs at the Canadian facilities as a result of the negative impact of a stronger Canadian dollar, an increase in chemical costs, an increase in supplies (primarily packaging materials) and an increase in other miscellaneous items during 2006, for the facilities that continued to operate.

Operating Loss

Operating loss amounted to $556 million in 2006, a decrease of $22 million, or 3.8%, compared to an operating loss of $578 million in 2005 due to items mentioned above, as well as a $522 million decrease in aggregate impairment of property, plant and equipment and closure and restructuring costs in 2006 and the $65 million refund for countervailing and antidumping duties recorded in 2006. These factors were partially offset by a $749 million goodwill impairment related to the closure of paper facilities in 2006.

Net Loss

Net loss amounted to $609 million in 2006, an increase of $131 million, or 27%, compared to a net loss of $478 million in 2005. This increase resulted from the factors mentioned above, in addition to an increase in income tax expense, mostly due to the non-deductibility for tax purposes of the $749 million goodwill impairment charge in 2006.

PAPERS

	Fifty-two weeks ended	Fifty-three weeks ended	Fifty-two weeks ended
SELECTED INFORMATION	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions of U.S. dollars, unless otherwise noted)
Sales
Total sales	$5,116	$3,143	$3,074
Intersegment sales	(235)	—	(2)

	$4,881	$3,143	$3,072
Operating income (loss)	321	(608)	(492)
Shipments
Paper (in thousands of ST)	4,501	3,024	3,297
Pulp (in thousands of ADMT)	1,329	798	828
Benchmark prices (1):
Copy 20 lb sheets ($/ton)	$968	$902	$822
Offset 50 lb rolls ($/ton)	818	823	726
Coated publication, no.5, 40 lb Offset, rolls ($/ton)	787	863	877
Pulp NBSK—U.S. market ($/ADMT)	824	722	647
Pulp NBHK—Japan market (2) ($/ADMT)	655	592	526

(1)	Source: Pulp & Paper Week. As such, these prices do not necessarily reflect our transaction prices.

(2)	Based on Pulp and Paper Week’s Southern Bleached Hardwood Kraft pulp prices for Japan, increased by an average differential of $15/ADMT between Northern and Southern Bleached Hardwood Kraft pulp prices.

Sales and Operating Income

Sales

Sales in our Papers business amounted to $4,881 million in 2007, an increase of $1,738 million, or 55% compared to sales of $3,143 million in 2006 due to the acquisition of Domtar Inc. Excluding sales of $1,803 million attributable to Domtar Inc., sales in 2007 amounted to $3,078 million, a decrease of $65 million compared to sales in 2006. The decrease is attributable to lower shipments for paper of approximately 8%, excluding shipments attributable to Domtar Inc., in part due to the additional week of operation in 2006, partially offset by an increase in average selling prices for pulp and paper and higher shipments for pulp of approximately 5%, excluding shipments attributable to Domtar Inc.

Domtar Inc.’s sales for the forty-three week period ended December 30, 2007 amounted to $1,803 million and were impacted by higher average selling prices for paper and pulp, partially offset by lower shipments for paper and pulp.

Sales in our Paper business amounted to $3,143 million in 2006, an increase of $71 million, or 2% compared to sales of $3,072 million in 2005. The increase is attributable to an increase in average selling prices for pulp and paper, partially offset by lower shipments for pulp and paper of approximately 4% and 8%, respectively. The decrease in pulp and paper shipments is primarily due to the closure of our Prince Albert pulp and paper mill as well as the closure of one paper machine at our Dryden pulp and paper mill in the second quarter of 2006.

Operating Income

Operating income in our Papers business amounted to $321 million in 2007, an increase of $929 million compared to an operating loss of $608 million in 2006 in part due to the acquisition of Domtar Inc. Excluding the operating income of $187 million attributable to Domtar Inc., operating income in 2007 amounted to $134 million, an increase of $742 million compared to an operating loss in 2006. The increase is mostly attributable to the absence in 2007 of a $749 million goodwill impairment expense recorded in the first quarter of 2006 as well as higher average selling prices for paper and pulp, lower costs for freight resulting from our freight optimization efforts, lower costs for energy and higher shipments for pulp. These factors were partially offset by a $92 million charge for the impairment of property, plant and equipment recorded in the fourth quarter of 2007 associated with the reorganization of our Dryden paper mill, as well as lower shipments for paper, mostly due to the additional week of operations in the fourth quarter of 2006. Additional factors include the negative impact of a stronger Canadian dollar, higher costs for fiber, as well as higher costs for chemicals which is mostly due to the increase in the price of starch and sodium chlorate which are used in the production of paper and pulp, respectively.

Domtar Inc.’s operating income totaled $187 million for the forty-three week period ended December 30, 2007. Domtar Inc.’s operating income was impacted by lower shipments for paper and pulp and higher costs for fiber and chemicals, partially offset by gains totaling $51 million received in the fourth quarter of 2007 related to a lawsuit settlement and an insurance claim settlement, higher average selling prices for paper and pulp, and lower freight costs.

Operating loss in our Papers business amounted to $608 million in 2006, an increase of $116 million compared to an operating loss of $492 million in 2005. The increase in operating loss is primarily due to a $749 million of goodwill impairment expense recorded in the first quarter of 2006, the negative impact of a stronger Canadian dollar, higher costs for chemicals, an increase in supplies, primarily packaging materials, and an increase in other miscellaneous items during 2006 for our facilities that continued to operate. These factors were partially offset by a decrease in impairment of property, plant and equipment and closure and restructuring costs and a reduction in manufacturing costs as a result of the closure of our Prince Albert pulp and paper mill as well as one paper machine at our Dryden pulp and paper mill in the second quarter of 2006.

Pricing Environment

In our Papers business, our overall average sales prices increased in 2007 compared to 2006. Our average sales price for copy 20 lb sheets and offset 50 lb rolls was higher on average by $106/ton, or 12%, and $14/ton, or 2%, respectively, in 2007 compared to 2006. A $60/ton price increase has been announced for business paper grades, including copy and for several commercial printing and publication grades, including offset and opaque, effective in the first quarter of 2008.

Our average sales prices for both Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp increased by $80/tonne, or 13%, in 2007 compared to 2006. A $20/tonne price increase has been announced for hardwood pulp, effective in February 2008.

Operations

Shipments

Our paper shipments, excluding shipments attributable to Domtar Inc., decreased by 248,000 tons, or 8%, in 2007 compared to 2006 mostly due to the additional week of operations in the fourth quarter of 2006 and the higher lack-of-order downtime resulting in the reorganization of our Dryden paper mill.

Our pulp trade shipments, excluding shipments of Domtar Inc., increased by 43,000 tonnes, or 5%, in 2007 compared to 2006 mostly due to increased lack-of-order downtime in paper, resulting in the availability of more saleable market pulp.

Labor

A collective agreement expired in April 2004 for our Lebel-sur-Quévillon pulp mill (affecting approximately 350 employees). Negotiations have ceased and the mill has been closed for an indefinite period since November 2005.

Negotiations for the renewal of the collective agreement that expired in November 2007 for our Ashdown mill (affecting approximately 900 employees) began in October 2007 and are still ongoing. Negotiations for the renewal of the collective agreement that expired in August 2007 for our Woodland mill began in November 2007, and are ongoing as well.

Closure and Restructuring

In December 2007, we announced the reorganization of our Dryden facility as well as the closure of our Port Edwards mill, effective in the first and second quarters of 2008, respectively. These measures will result in the curtailment of approximately 336,000 tons of paper capacity per year and will affect approximately 625 employees.

In July 2007, Domtar announced the closure of two paper machines, one at our Woodland pulp and paper mill and another at our Port Edwards pulp and paper mill as well as our Gatineau paper mill and our Ottawa converting center, effective October 2007. In total, these closures resulted in the curtailment of approximately 284,000 tons of paper capacity per year and affected approximately 430 employees.

In 2006, we indefinitely closed our Prince Albert pulp and paper mill and one paper machine at our Dryden pulp and paper mill (effective in the second quarter of 2006).

In 2007, we incurred $106 million for closure and restructuring costs ($15 million in 2006 and $537 million in 2005), including impairment of property, plant and equipment of $92 million (nil in 2006 and $499 million in 2005). For more details on the closure and restructuring cost, refer to Item 8, Financial Statements, Note 16, of this Annual Report on Form 10-K.

At December 30, 2007, $78 million of the paper segment closure and restructuring cost liability relate to operations and activities of Domtar Inc., which was acquired by Domtar Corporation on March 7, 2007, and were part of a plan that had begun to be assessed and formulated by management at that date. As a result, these costs represent assumed liabilities and costs incurred as of the acquisition date and were treated as part of the purchase price allocation in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These closures also impacted the fair value of certain property, plant and equipment as part of the Domtar Inc. purchase price allocation.

In 2006, we recognized restructuring costs which included paper facilities and restructuring activities at our Dryden and Prince Albert facilities.

In the fourth quarter of 2005, we announced the indefinite closure of our Prince Albert pulp and paper mill and one paper machine at our Dryden pulp and paper mill and we recognized closure costs and impairment charges related to these closures. Additionally, we recognized impairment charges for our Big River and 51% owned Wapawekka, Saskatchewan, sawmill as they sold chips and hog fuel to the closed pulp and paper facility and did not have an alternate market for such residual.

Other

On September 12, 2007, we signed a memorandum of understanding with the Province of Saskatchewan regarding a plan for the redevelopment of the Prince Albert facility. On November 30, 2007, we were informed that the Government of Saskatchewan was not prepared to participate in the financing and redevelopment of the Prince Albert facility into a NBSK pulp mill producing 100% Forest Stewardship Council (“FSC”) certified softwood pulp for the North American and offshore markets. As such, the Company has not determined whether this previously idled facility will be reopened, sold or closed.

On May 9, 2007, we concluded the sale of our Vancouver property for total proceeds of $20 million. No gain or loss was recorded on the sale.

Our Lebel-sur-Quévillon pulp mill, which was part of our acquisition of Domtar Inc., was indefinitely closed in the fourth quarter of 2005 due to unfavorable economic conditions. As of December 30, 2007, the Lebel-sur-Quévillon pulp mill remains indefinitely idled due to continuing unfavorable economic factors such as high wood fiber, energy and transportation costs, a strong Canadian dollar and uncompetitive labor costs. At December 30, 2007, our Lebel-sur-Quévillon pulp mill is recorded at its estimated fair value as it was included in the purchase price allocation upon acquisition.

PAPER MERCHANTS

	Fifty-two weeks ended	Fifty-three weeks ended	Fifty-two weeks ended
SELECTED INFORMATION	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions of U.S. dollars)
Sales	$812	—	—
Operating income	13	—	—

Sales and operating income

Sales

Our Paper Merchants business generated sales of $812 million for the fifty-two weeks ended December 30, 2007. The Predecessor had no Paper Merchants operations and as a result, sales for 2007 represent forty-three weeks of sales, from March 7, 2007, to December 30, 2007.

Operating Income

Operating income amounted to $13 million for the fifty-two weeks ended December 30, 2007.

Operations

Labor

We have collective agreements covering six locations in the U.S. and five locations in Canada that will expire between December 2008 and December 2010.

WOOD

	Fifty-two weeks ended	Fifty-three weeks ended	Fifty-two weeks ended
SELECTED INFORMATION	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions of U.S. dollars, unless otherwise noted)
Sales	$304	$234	$338
Intersegment sales	(50)	(71)	(143)

	254	163	195
Operating income (loss)	(63)	52	(86)
Shipments (millions of FBM)	684	223	431
Benchmark prices (1):
Lumber G.L. 2x4x8 stud ($/MFBM)	$321	$343	$418
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	329	368	420

(1)	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood business amounted to $254 million in 2007, an increase of $91 million, or 56%, compared to sales of $163 million in 2006 primarily due to the acquisition of Domtar Inc. Excluding sales of $192 million attributable to Domtar Inc., sales in 2007 amounted to $62 million, a decrease of $101 million compared to sales in 2006. The decrease is attributable to lower shipments, mostly due to the indefinite closure of our Big River and 51% owned Wapawekka, Saskatchewan sawmills during the first quarter of 2006, the slowdown in the U.S. housing industry as well as the additional week of operations in the fourth quarter of 2006 and lower average selling prices.

Domtar Inc.’s sales amounted to $192 million in the forty-three week period ended December 30, 2007 and were impacted by lower shipments and lower average selling prices.

Sales in our Wood business amounted to $163 million in 2006, a decrease of $32 million, or 16% when compared to sales of $195 million in 2005. The decrease in sales is primarily a result of the closure of our Big River and 51% owned Wapawekka sawmills during the first quarter of 2006.

Operating Loss

Operating loss in our Wood business amounted to $63 million in 2007, an increase in operating loss of $115 million compared to an operating income of $52 million in 2006 primarily due to the absence of a $65 million refund for antidumping and countervailing duties recorded in the fourth quarter of 2006 as well as the acquisition of Domtar Inc. Excluding an operating loss of $36 million attributable to Domtar Inc., the operating loss in 2007 amounted to $27 million, an increase in operating loss of $79 million compared to 2006. The increase in operating loss is attributable to the above mentioned $65 million duties refund recorded in the fourth quarter of 2006, lower shipments, mostly due to the indefinite closure of our Big River and 51% owned Wapawekka sawmills during the first quarter of 2006 as well as the additional week of operations in the fourth quarter of 2006, lower average selling prices and a $4 million charge for the goodwill impairment recorded in the fourth quarter of 2007, partially offset by lower costs resulting from the sawmill closures mentioned above.

Domtar Inc.’s operating loss totaled $36 million for the forty-three week period ended December 30, 2007. Factors impacting Domtar Inc.’s operating loss includes lower average selling prices and lower shipments for lumber and chips, partially offset by lower energy costs and lower freight charges.

Operating income in our Wood business amounted to $52 million in 2006, an increase in operating income of $138 million compared to operating loss of $86 million in 2005. The increase in operating income is primarily due to the absence in 2006 of a $77 million of closure and restructuring costs, including impairment of property, plant and equipment, recorded in 2005, the $65 million refund for antidumping and countervailing duties recorded in 2006, lower manufacturing costs primarily due to the closure of our Big River and 51% owned Wapawekka sawmills during the first quarter of 2006, partially offset by higher shipments of wood products.

Pricing Environment

Our average sales price for Great Lakes 2x4 stud decreased by $30/MFBM, or 10%, and our average sales price for Great Lakes 2x4 random length decreased by $47/MFBM, or 14%, in 2007 compared to 2006.

Operations

Shipments

On an annual basis, our lumber and wood shipments, excluding shipments of Domtar Inc., decreased by 87 MFBM, or 39%, compared to last year, mostly as a result of the indefinite closure of our Big River and 51% owned Wapawekka sawmills during the first quarter of 2006, the additional week of operations in 2006 as well as the slowdown in the U.S. housing industry.

Labor

In May 2007, a five year agreement was ratified with the union at our Val d’Or sawmill (affecting approximately 88 employees).

Negotiations for a new collective agreement for our Sullivan remanufacturing facility (affecting approximately 60 employees) have ceased and the sawmill became a non-unionized facility effective in the second quarter of 2007.

A collective agreement expired in June 2007 for our Sainte-Marie sawmill. Negotiations for the renewal of this collective agreement (affecting approximately 70 employees) began in August 2007 and are still ongoing.

A collective agreement expired in August 2005 for our Nairn Centre sawmill and a new agreement expiring in 2010 was ratified by the members in December 2007.

Fiber supply

The Province of Quebec adopted legislation, which became effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and Cree First Nations. As a result, the amount of fiber, primarily softwood fiber, we are permitted to harvest annually under our existing licenses from the Quebec government, was reduced by approximately 500,000 cubic meters to approximately 1.8 million cubic meters, reflecting a 21% reduction. The Chief Forester of Quebec has proposed a further reduction of 55,000 cubic meters, or 3%, of the total softwood annual allowable cut of forests managed by Domtar. The reduction will be effective from April 2008 to March 2009 and would significantly affect the supply of fiber for our Northern Quebec softwood sawmill. The reduction in harvest volume would also result in a corresponding increase in the unit cost of wood delivered to the sawmills. As a result of the strength of the Canadian dollar against the U.S. dollar, low lumber prices and other factors, a significant portion of our wood harvesting operations in Quebec have been shut down and all but two, Val d’Or and Matagami, of these facilities related to such operations have been closed indefinitely. In June 2007, we restarted our Val d’Or sawmill, as a result of a new contract for our chips and more favorable economic conditions, which has an annual capacity of approximately 160 million board feet, and in January 2008, we restarted our Matagami sawmill which has an annual capacity of approximately 100 million board feet.

On October 1, 2007, Domtar Inc. received a written notice from the Minister of Natural Resources and Wildlife for the province of Quebec purporting to revoke, effective September 14, 2007, Domtar Inc.’s forest license rights relating to its Grand-Remous and Malarctic sawmills representing approximately 567,000 cubic meters of fiber on an annual basis. While we are currently seeking the reinstatement of these license rights through formal legal proceedings, there is no assurance that we will be successful and we may lose these forest license rights permanently.

Other

In January 2008, we announced that Domtar Inc. and Conifex Inc. agreed to terminate the agreement entered into in June 2007 to sell substantially all of our Wood business to Conifex Inc. See Recent Developments, “Agreement for the Sale of Wood Business” above for further details.

In September 2007, we concluded the sale of our 45% investment in Nabakatuk Forest Products Inc. for total proceeds of approximately $4 million. No gain or loss was recorded on the sale.

In the first quarter of 2006, we indefinitely closed our Big River and 51% owned Wapawekka, Saskatchewan sawmills due to the closure of our Prince Albert, Saskatchewan facility and poor market conditions. These previously idled facilities are currently not in operation. At December 30, 2007, we had not determined whether these facilities will be reopened, sold or closed. In the event that our Big River, Saskatchewan sawmill is closed, the Province of Saskatchewan may require active decommissioning and reclamation at the facility, which would likely include investigation and remedial action for areas of significant environmental impact.

In January 2007, due to the difficult market conditions that have prevailed in the wood sector in recent months, including the slowdown of the U.S. housing industry and the new softwood lumber agreement, we announced the indefinite closure of our White River sawmill which became effective prior to the end of the second quarter of 2007. The closure impacted approximately 140 permanent positions and reduced our production capacity by 110 million board feet of lumber.

CONSOLIDATED PRO FORMA RESULTS OF OPERATIONS FOR FIFTY-TWO WEEK PERIOD ENDED DECEMBER 30, 2007 VERSUS FIFTY-THREE WEEK PERIOD ENDED DECEMBER 31, 2006

The following unaudited pro forma information for the years ended December 30, 2007 and December 31, 2006 give effect to the Transaction as if it occurred as of the beginning of the respective fiscal periods. The December 31, 2006 pro forma information was prepared based on the historical financial information of the Predecessor and Domtar Inc. The December 30, 2007 pro forma information was prepared based on our historical financial information for the fifty-two week period ended December 30, 2007 as well as the historical financial information for Domtar Inc. for the period from January 1, 2007 to March 7, 2007. The unaudited pro forma financial information includes adjustments directly attributable to the Transaction.

This unaudited pro forma financial information is for illustrative and informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Transaction actually taken place at the dates indicated, and does not purport to be indicative of future operating results.

	Fifty-two weeks ended	Fifty-three weeks ended
PRO FORMA FINANCIAL HIGHLIGHTS	December 30, 2007	December 31, 2006
	(In millions of U.S. dollars, unless otherwise noted)
Sales	$6,520	$6,750
Operating income (loss)	300	(251)
Net earnings (loss)	62	(550)

Sales

Pro forma sales amounted to $6,520 million in 2007, a decrease of $230 million, or 3%, from pro forma sales of $6,750 million in 2006. The decrease in sales was mainly attributable to lower shipments for paper and wood products, mostly resulting from the additional week of operations in 2006 and our restructuring efforts undertaken in 2007 including mill and sawmill closures, as well as lower average selling prices for our wood products. These factors were partially offset by higher average selling prices for paper and pulp and higher shipments for pulp.

Operating Income

Pro forma operating income amounted to $300 million in 2007, an increase of $551 million from a pro forma operating loss of $251 million in 2006. The increase in operating income is mostly attributable to the absence in 2007 of a $749 million goodwill impairment charge recorded in the first quarter of 2006 based on an evaluation of goodwill relating to the Papers segment, the realization of savings stemming from restructuring activities, higher average selling prices for pulp and paper, and synergy realizations including lower costs for freight. On a pro forma basis, operating income in 2007 was also positively impacted by an aggregate gain of

$51 million related to a lawsuit and insurance claim settlement, as well as gains on financial instruments. These factors were partially offset by a duties refund of approximately $210 million recorded in the fourth quarter of 2006 ($65 million recorded by the Predecessor and $145 million recorded by Domtar Inc.), an aggregate $96 million charge for the impairment of goodwill and property, plant and equipment recorded in the fourth quarter of 2007 associated with the reorganization of our Dryden paper mill and the goodwill impairment of our Wood business, the negative impact of a stronger Canadian dollar, higher costs for fiber and chemicals, and transaction, integration and optimization costs.

STOCK-BASED COMPENSATION EXPENSE

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

In connection with the Transaction, Domtar Corporation also exchanged outstanding options held by Domtar Inc. employees for options to purchase, on the same terms and conditions, shares of common stock of Domtar Corporation. The number of shares subject to the options granted in exchange was equal to the number of common shares of Domtar Inc. that would have been received or a number of shares of Domtar Corporation common stock that would provide the equivalent value to the Domtar Inc. common shares determined using the Black-Scholes option-pricing model, depending on if the exercise price was higher, equal to or less than the market value at the time of the exchange. Further, each outstanding award of restricted Domtar Inc. common shares and deferred share units was exchanged on a one-for-one basis, and on the same terms and conditions as applied to Domtar Inc. awards, for awards of restricted shares and deferred share units with respect to the Company’s common stock.

In June 2007, a number of new equity awards were granted, consisting of performance conditioned restricted stock units, restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions. As of December 30, 2007, one market condition for the first measurement period was achieved for the performance conditioned restricted stock units. No other performance condition was achieved.

For the year ended December 30, 2007, compensation expense recognized in our results of operations was approximately $15 million for all of the outstanding awards. Compensation cost not yet recognized amounted to approximately $29 million and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating cost, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. We also have the ability to fund liquidity requirements through new financing, subject to satisfactory market conditions and credit ratings.

Our ability to make payments on and to refinance our indebtedness, including debt we have incurred under the Credit Agreement and new Domtar Corporation notes, and to fund working capital, capital expenditures, debt service and investments will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The terms of the debt we incurred under the Credit Agreement and the terms of future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Operating Activities

Cash flows provided from operating activities totaled $606 million in 2007, a $249 million increase compared to cash flows provided from operating activities of $357 million in 2006 in part due to the acquisition of Domtar Inc. This increase in cash flows generated from operations reflects improved earnings as well as a decrease in requirements for working capital, in part due to the acquisition of Domtar Inc., partially offset by pension contributions made in excess of pension expense of $71 million.

Investing Activities

Cash flows provided from investing activities in 2007 amounted to $485 million. Excluding acquired cash of $573 million in 2007, cash flows used for investing activities was $88 million, compared to cash flows used for investing activities of $63 million in 2006. The $25 million increase in cash flow used for investing activities, when excluding cash acquired, is primarily related to higher capital spending, in part due to the acquisition of Domtar Inc., partially offset by the proceeds from our disposal of properties, plants and equipment. We intend to limit our annual capital expenditures to below 60% of depreciation.

Financing Activities

Cash flows used for financing activities totaled $1,025 million in 2007 compared to cash flows used for financing activities of $294 million in 2006. This $731 million increase in cash flows used for financing activities is mainly attributable to the distribution to Weyerhaeuser of $1,431 million upon the acquisition of Domtar Inc., and the repurchase of our Canadian debentures as well as the costs incurred as a result of the debt exchange undertaken in 2007. These factors were partially offset by net borrowings under our new Credit Agreement of $643 million (consisting of an $800 million Term loan B facility less repayments) plus an additional $50 million of borrowings under the revolving credit facility used in the debt exchange.

Capital Resources

Net indebtedness was $2,222 million at December 30, 2007, calculated as bank indebtedness plus long-term debt net of cash and cash equivalents, compared to $43 million at December 31, 2006. The $2,179 million increase in net indebtedness is due to the outstanding indebtedness of Domtar Inc. at the time of the Transaction (exchanged for Domtar Corporation debt in the fourth quarter) and borrowings under our credit agreement entered into in connection with the Transaction.

In connection with the Transaction, the Company, Domtar Paper Company, LLC and Domtar Inc. entered into a new Credit Agreement, which consisted of an $800 million senior secured tranche B term loan facility and a $750 million senior secured revolving credit facility. In connection with the closing of the Transaction, the Company borrowed $800 million under the tranche B term loan facility, which has subsequently been reduced to $643 million. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for working capital needs and for general corporate purposes, and a portion is available for letters of credit. Borrowings by the U.S. Borrowers under the revolving credit facility will be made available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility will be made available in U.S. dollars and/or Canadian dollars and limited to $150 million (or the Canadian dollar equivalent thereof).

The tranche B term loan facility matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan facility amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date.

Amounts drawn under the tranche B term loan facility bear annual interest at either a Eurodollar rate plus a margin of 1.375%, or an alternate base rate plus a margin of 0.375%. Amounts drawn under the revolving credit facility bear annual interest at either a Eurodollar rate plus a margin of between 1.25% and 2.25%, or an alternate base rate plus a margin of between 0.25% and 1.25%. Amounts drawn under the revolving credit facility by

Domtar Inc. in U.S. dollars bear annual interest at either a Eurodollar rate plus a margin of between 1.25% and 2.25%, or a U.S. base rate plus a margin of between 0.25% and 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in Canadian dollars bear annual interest at the Canadian prime rate plus a margin of between 0.25% and 1.25%. Domtar Inc. may also issue bankers’ acceptances denominated in Canadian dollars which are subject to an acceptance fee, payable on the date of acceptance, which is calculated at a rate per annum equal to between 1.25% and 2.25%. The interest rate margins and the acceptance fee, in each case, with respect to the revolving credit facility, are subject to change based on the Company’s consolidated leverage ratio.

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, dividends and other payments in respect of capital stock, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. For so long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.50x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.75x, decreasing to 4.5 on December 31, 2008. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice.

The Company’s direct and indirect, existing and future, U.S. wholly-owned subsidiaries serve as guarantors of the senior secured credit facilities for any obligations there under of the U.S. borrowers, subject to certain agreed exceptions. The Company and its subsidiaries, serve as guarantors of Domtar Inc.’s obligations as a borrower under the senior secured credit facilities, subject to agreed exceptions. Domtar Inc. does not guarantee Domtar Corporation’s obligations under the Credit Agreement.

The obligations of the Company in respect to the senior secured credit facilities are secured by all of the equity interests of the Company’s direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company’s direct and indirect “first-tier” foreign subsidiaries, subject to agreed exceptions, and a perfected first priority security interest in substantially all of the Company’s and its direct and indirect U.S. subsidiaries’ tangible and intangible assets. The obligations of Domtar Inc., and the obligations of the non-U.S. guarantors, in respect of the senior secured credit facilities are secured by all of the equity interests of the Company’s direct and indirect subsidiaries, subject to agreed exceptions, and a perfected first priority security interest, lien and hypothec in the inventory of Domtar Inc., its immediate parent, and its direct and indirect subsidiaries.

There was $50 million drawn under our revolving credit facility and no borrowings outstanding in the form of overdraft. In addition, at December 30, 2007, we had outstanding letters of credit pursuant to this bank credit for an amount of $46 million. We also have other outstanding letters of credit for an amount of $2 million.

During November 2007, certain of Domtar Inc.’s bondholders elected to exchange their Domtar Inc. bonds for Domtar Corporation bonds with the same maturity and interest rate pursuant to an exchange offer. The amounts exchanged were $599 million of 7.875% Notes due 2011 (99.96% of the outstanding principal amount), $348 million of 5.375% Notes due 2013 (99.55% of the outstanding principal amount), $399 million of 7.125 % Notes due 2015 (99.93% of the outstanding principal amount), and $124 million of 9.5% Notes due 2016 (99.30% of the outstanding principal amount). During December 2007, CDN$80 million of the 10% Debentures due 2011 (97.32% of the outstanding principal amount) and CDN$74 million of the 10.85% Debentures due 2017 (99.33% of the outstanding principal amount) were purchased and cancelled by Domtar Inc. pursuant to a tender offer. Also, during December 2007, Domtar Inc. redeemed its Series A and Series B preferred shares.

Credit Rating

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facilty	Ba1
	Unsecured debt obligations	B1

Standard & Poor’s	Secured Credit Facilty	BB+
	Unsecured debt obligations	B+

The ratings by Moody’s Investors Services (“Moody’s”) are the fifth and sixth best ratings in terms of quality within nine rating gradations, with the numerical modifier 1 indicating a ranking at the top end of a rating category. According to Moody’s, a rating of Ba has speculative elements and a rating of B is considered speculative. The ratings by Standard & Poor’s (“S&P”) are the fifth and sixth best ratings in terms of quality within ten rating gradations, with the “plus” indicating a ranking at the higher end of this category. According to S&P, ratings of BB and B have significant speculative characteristics.

Both agencies have a “stable” outlook in respect to these ratings. Any reductions in our credit ratings would have a negative impact on our access to and cost of capital and financial flexibility. The above ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the above rating agencies.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the Transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of December 30, 2007, we had 44,252,831 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through leases and securitization.

Leases

On an ongoing basis, we enter into operating leases for property, plant and equipment. Minimum future rental payments under these operating leases, determined at December 30, 2007, amounted to $87 million.

Receivables Securitization

We sell certain of our trade receivables through a securitization program, which expires in February 2011. We use securitization of our receivables as a source of financing by reducing our working capital requirements. This securitization program consists of the sale of receivables, or the sale of a senior beneficial interest in them, to a special purpose trust managed by a financial institution for multiple sellers of receivables. The agreement governing our receivables securitization program normally allows the daily sale of new receivables to replace those that have been collected. It also limits the cash that can be received from the sale of the senior beneficial interest to a maximum of $150 million. The subordinated interest retained by us is included in “Receivables” on the consolidated balance sheet and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

As of December 30, 2007, the senior beneficial interest in receivables held by third parties was $130 million. We expect to continue selling receivables on an ongoing basis, given the attractive discount rates. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, our working capital and bank debt requirements will increase.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 30, 2007, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

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

We will generally be required to indemnify Weyerhaeuser and its shareholders against any tax resulting from the Distribution if that tax results from an act or omission by us after the Distribution. However, if Weyerhaeuser, should recognize a gain on the Distribution for reasons not related to an act or omission to act by us after the Distribution, Weyerhaeuser would be responsible for such taxes and would not be entitled to indemnification by us under the Tax Sharing Agreement. In addition, to preserve the tax-free treatment of the Distribution to Weyerhaeuser, the following actions will be subject to restrictions for a two-year period following the date of the Distribution:

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

Pension plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 30, 2007, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have had to pay up to a maximum of CDN$120 million (approximately $121 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the closing date of the Transaction, the maximum amount of the purchase price adjustment was CDN$110 million (approximately $111 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of CDN$110 million (approximately $111 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of CDN$110 million (approximately $111 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 30, 2007:

CONTRACTUAL OBLIGATIONS

CONTRACT TYPE	2008	2009	2010	2011	2012	THEREAFTER	TOTAL
Debentures and notes	$12	$10	$8	$610	$58	$1,479	$2,177
Capital leases	8	7	6	4	4	26	55

Long-term debt	20	17	14	614	62	1,505	2,232
Liabilities related to uncertain tax benefits(1)	—	—	—	—	—	—	40
Operating leases	29	22	16	9	5	6	87

Total obligations	$49	$39	$30	$623	$67	$1,511	$2,359

COMMERCIAL OBLIGATIONS

COMMITMENT TYPE	2008	2009	2010	2011	2012	THEREAFTER	TOTAL
Other commercial commitments(2)	$97	$26	$9	$7	$5	—	$144

(1)	We have recognized total liabilities related to uncertain tax benefits of $40 million as of December 30, 2007. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.
(2)	Includes commitments to purchase roundwood, wood, chips, gas, electricity and certain chemicals.

In addition, we expect to contribute a total amount of $72 million to the pension plans in 2008.

For 2008 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Planned Major Maintenance

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the previously acceptable accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The three accounting methods permitted under the Staff Position are: 1) direct expensing method, 2) built-in overhaul method and 3) deferral method. On January 1, 2007, we adopted retroactively the direct expense method with restatement of prior interim periods. We previously used the accrue-in-advance method for interim periods. The adoption of this Staff Position had no significant impact on our annual consolidated financial statements.

Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation, that we adopted on January 1, 2007, clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with Statement 109. FIN 48 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The adoption of this Interpretation had no significant impact on our consolidated financial statements.

Fair Value Option

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. We have decided not to adopt the fair value option for any of our existing financial instruments.

Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 was expected to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”) that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For such items, FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We do not expect the adoption will have a significant impact on our financial position or results of operations, however, additional disclosures in our financial statements will be required.

Business Combinations

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contingent considerations and contractual contingencies based on their fair values as measured on the acquisition date. In addition, SFAS No. 141(R) requires the acquirer to measure the noncontrolling interest in the acquiree at fair value, which will result in recognizing the goodwill attributable to the noncontrolling interest in addition to the goodwill attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since Statement 141(R) will only be applicable to future business combinations, it will not have a significant effect on our financial position, results of operations or cash flow prior to such acquisitions.

Noncontrolling Interests

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated earnings (loss) statement is presented by requiring consolidated net earnings (loss) to be reported including the amounts attributable to both the parent interest and the noncontrolling interest. In addition, the Statement requires disclosure on the face of the consolidated statement of operations of the amounts of consolidated net earnings (loss) attributable to the parent interest and to the noncontrolling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are not expecting the initial adoption of SFAS No. 160 to have a significant effect on our financial position, results of operations and cash flows as we have no significant non-controlling interests.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our results of operations and financial position. On an ongoing basis, management reviews its estimates, including those related to environmental matters and other asset retirement obligations, useful lives, impairment of long-lived assets, goodwill, pension plans and other post-retirement benefit plans and income taxes based on currently available information. Actual results could differ from those estimates.

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

We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. Our asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using a credit adjusted risk-free interest rate.

The estimate of fair value is based on the results of the expected future cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. We have established cash flow scenarios for each individual asset retirement obligation. Probabilities are applied to each of the cash flow scenarios to arrive at an expected future cash flow. There is no supplemental risk adjustment made to the expected cash flows. The expected cash flow for each of the asset retirement obligations are discounted using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. The rates used vary between 4.5% and 12.0%.

Cash flow estimates incorporate either assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort, or assumptions developed by internal experts.

During the first quarter of 2006, we closed our pulp and paper mill in Prince Albert, Saskatchewan and the Big River sawmill in Prince Albert, Saskatchewan due to poor market conditions. We have not determined at this time whether the facilities will be reopened, sold or permanently closed. In the event the facilities are permanently closed, the Province of Saskatchewan may require active decommissioning and reclamation at one or both facilities. In the event decommissioning and reclamation is required at either facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts.

In 2007, our operating expenses for environmental matters amounted to $85 million.

We made capital expenditures for environmental matters of $11 million in 2007, for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. At this time, we cannot reasonably estimate the additional capital expenditures that may be required. However, management expects any additional required expenditure would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

We are also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified us that we may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against us. We continue to take remedial action under the Care and Control Program at a number of former operating sites, especially in the wood preserving sector, due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and the allocation of liability among potentially responsible parties.

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

Domtar Inc. was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued a RFRA to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant at this site. The total cost of the likely remediation is estimated to be between $3 million and $7 million. Final allocation of remediation cost is expected to be determined in the second quarter of 2008. At December 30, 2007, we had a provision of $4 million for remediation costs.

At December 30, 2007, we had a provision of $119 million for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, we believe that such additional remediation costs would not have a material adverse effect on our financial position, earnings or cash flows.

At December 30, 2007, anticipated undiscounted payments in each of the next five years are as follows:

	2008	2009	2010	2011	2012	THEREAFTER	TOTAL
Environmental provision and other asset retirement obligation	$21	$32	$14	$7	$7	$38	$119

Useful lives

Our property, plant and equipment are stated at cost less accumulated depreciation, including asset impairment write-down. Interest costs are capitalized for significant projects. For timber limits and timberlands, amortization is calculated using the unit of production method. For deferred financing fees, amortization is calculated using the effective interest rate method. For all other assets, amortization is calculated using the straight-line method over the estimated useful lives of the assets.

We acquired intangible assets as part of the Transaction. Our intangible assets are stated at cost less accumulated amortization, including any applicable intangible asset impairment write-down. Water rights, customer relationships, trade names and a supplier agreement are amortized on a straight-line basis over their estimated useful lives of 40 years, 20 years, 7 years and 5 years, respectively. Natural gas contracts and power purchase agreements are each amortized on a straight-line basis over the term of the respective contract. The weighted-average amortization period is 4 years for natural gas contracts and 25 years for power purchase agreements. Cutting rights are amortized using the units of production method.

On a regular basis, we review the estimated useful lives of our property, plant and equipment as well as our intangible assets. Assessing the reasonableness of the estimated useful lives of property, plant and equipment and intangible assets requires judgment and is based on currently available information. During the first quarter of 2007, we reviewed the useful lives of the property, plant and equipment and intangible assets acquired from Domtar Inc. using information obtained from the preliminary fair value and purchase price allocation. During the fourth quarter of 2007, we have completed the valuation of all assets acquired as well as their useful lives which did not change from our initial estimates. In the process of completing such allocation, we have revised the amounts allocated to certain assets from those previously reported. The principal significant elements for which such amounts have been modified include property, plant and equipment and intangible assets, changes in circumstances such as technological advances, changes to our business strategy, changes to our capital strategy or changes in regulation can result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of property, plant and equipment and intangible assets constitute a change in accounting estimate and are dealt with prospectively by amending depreciation and amortization rates.

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. A change of one year in the composite estimated useful life of our fixed asset base would impact annual depreciation and amortization expense by approximately $19 million. In 2007, we recorded depreciation and amortization expense of $471 million compared to $311 million in 2006. At December 30, 2007, we had property, plant and equipment with a net book value of $5,362 million ($3,065 million in 2006) and intangible assets, net of amortization of $111 million (nil in 2006).

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

Subsequent to the decision to shut down one paper machine at our Dryden mill and the write-off of $92 million related to this paper machine, we conducted a Step I impairment test on our remaining Dryden mill fixed assets during the fourth quarter of 2007. Estimates of undiscounted future cash flows used to test the recoverability of a long-lived asset include key assumptions related to trend prices, the 15-year forecasted exchange rate for the U.S. dollar and the estimated useful life of the long-lived assets. We concluded that the recognition of an impairment loss for our Dryden mill was not required. Additional information regarding this impairment test can be found in Item 8, Financial Statements, Note 13 of this Annual Report on Form 10-K. Estimates of future cash flows and fair value require judgment and may change over time, therefore it is reasonably possible that changes in future conditions may lead management to use different key assumptions, which could require a material change in the net carrying amount of the assets tested for impairment. The total net carrying amount of these assets was $395 million at December 30, 2007.

Goodwill

We have a significant amount of goodwill recorded in our consolidated balance sheet.

Goodwill is not amortized and is subject to an impairment test annually, or more frequently if events or changes in circumstances indicate that it might be impaired. We performed the annual impairment test of goodwill during the fourth quarter of 2007, in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” As a result, we determined that the Wood segment goodwill was impaired necessitating an impairment charge of $4 million, largely due to the deterioration of economic conditions in the Wood segment. Testing for impairment is accomplished mainly by determining whether the fair value of a reporting unit, based upon discounted cash flows, exceeds the net carrying amount of that reporting unit as of the assessment date. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the sum of the discounted estimated cash flows, a second test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount. Fair value of goodwill is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit.

Pension Plans and Other Post-Retirement Benefit Plans

As part of the acquisition of Domtar Inc., we now have several additional defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. Pension expense was $10 million for the year ended December 30, 2007.

As part of the acquisition of Domtar Inc., the Company now has several additional defined benefit pension plans covering substantially all employees. In the United States, this includes pension plans that are qualified under the Internal Revenue Code (“qualified”) as well as a plan that provides benefits in addition to those provided under the qualified plans for a select group of employees, which is not qualified under the Internal Revenue Code (“unqualified’). In Canada, plans are registered under the Income Tax Act and under their respective provincial pension acts (“registered”), or plans may provide additional benefits to a select group of employees, and not be registered under the Income Tax Act or provincial pension acts (“non-registered”). The defined benefit plans are generally contributory in Canada and non-contributory in the United States. The Company also provides post-retirement plans to eligible Canadian and U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The pension expense and the obligation related to the defined benefit plans are actuarially determined using management’s most probable assumptions.

We account for pensions and other post-retirement benefits in accordance with FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated balance sheet. Pension and other post-retirement benefit assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of compensation increase, health care cost trend rates, mortality rates, employee early retirements and terminations or disabilities. Changes in these assumptions result in actuarial gains or losses which we have elected to amortize over the expected average remaining service life of the active employee group covered by the plans only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the accrued benefit obligation and the market-related value of plan assets at the beginning of the year.

An expected rate of return on plan assets of 6.2% was considered appropriate by our management for the determination of pension expense for 2007. Effective January 1, 2008, we will use 6.3% as the expected return on plan assets, which reflects the current view of long-term investment returns. The expected return on plan assets assumption is based on an analysis of the target asset allocation and expected return by asset class. This rate is adjusted for an equity risk premium and by 0.5% to take into consideration the active investment management of the plan assets.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 30, 2007 for pension plans were estimated at 5.5% for the accrued benefit obligation and 5.3% for the net periodic benefit cost for 2007 and for post-retirement benefit plans were estimated at 5.6% for the accrued benefit obligation and 5.3% for the net periodic benefit cost for 2007.

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the accrued benefit obligation and 2.8% for the net periodic benefit cost) and for post-retirement benefit (set at 2.9% for the accrued benefit obligation and 3.0% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For measurement purposes, a 5.8% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 4.1% by 2013 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the accrued pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2007. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

SENSITIVITY ANALYSIS

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	PENSION		OTHER POST-RETIREMENT BENEFIT
	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST
	(In millions of U.S. dollars)
Expected rate of return on assets Impact of:
1% increase	N/A	(14)	N/A	N/A
1% decrease	N/A	14	N/A	N/A
Discount rate Impact of:
1% increase	(224)	(6)	(14)	—
1% decrease	229	1	18	1
Assumed overall health care cost trend Impact of:
1% increase	N/A	N/A	13	1
1% decrease	N/A	N/A	(11)	(1)

The assets of the pension plans are held by a number of independent trustees and are accounted for separately in our pension funds. Our investment strategy for the assets in the pension plans is to maintain a diversified portfolio of assets, invested in a prudent manner to maintain the security of funds while maximizing returns within the guidelines provided in the investment policy. The Company’s pension funds are not permitted to own any of the Company’s shares or debt instruments. The target asset allocation is based on the expected duration of the benefit obligation.

The following table shows the allocation of the plan assets, based on the fair value of the assets held at December 30, 2007 and the target allocation for 2007:

ALLOCATION OF PLAN ASSETS at December 30	TARGET ALLOCATION	PERCENTAGE PLAN ASSETS AT DECEMBER 30, 2007
	(in %)
Fixed income securities	56% – 66%	62%
Equity securities	34% – 44%	38%
Total		100%

Our funding policy is to contribute annually the amount required to provide for benefits earned in the year and to fund past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. We expect to contribute a total amount of $72 million in 2008 compared to $106 million in 2007 to the pension plans. The contributions made in 2007 to the post-retirement benefit plans amounted to $5 million. In conjunction with a partial wind-up declared in 2006 related to the pension plans of Domtar Inc., an estimated amount of $132 million (CDN$130 million) of plan assets and liabilities is expected to be settled from the pension funds in 2008.

The estimated future benefit payments from the plans for the next ten years at December 30, 2007 are as follows:

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS	PENSION PLANS	OTHER POST- RETIREMENT BENEFIT PLANS
2008	$257	$6
2009	88	6
2010	90	6
2011	93	6
2012	96	7
2013 – 2017	550	35

At December 30, 2007, our Canadian pension funds have approximately $450 million (CDN$445 million) invested in multiple asset backed commercial paper (“ABCP”) conduits that may be restructured. Of this amount, $393 million (CDN$389 million) is subject to the interim arrangement of the “Montreal Proposal”. Pursuant to the Montreal Proposal, banks and major investors are negotiating restructuring proposals with respect to such ABCP conduits intended to minimize potential losses for investors. These discussions are not yet completed and the outcome and the effect it would have on the value of our Canadian pension fund assets has yet to be determined. The objective of the Montreal Proposal is to restructure the ABCP conduits to give investors the reasonable expectation of receiving full par value over time and reducing the risk that adverse credit market conditions will impact the restructured notes. The objective of the Investors Committee is to complete the restructuring process by the end of April 2008. At December 30, 2007, the company has determined that the fair value of these ABCP investments should be reduced by 13% or CDN$57 million to reflect management’s best estimate of fair value and assumes the successful completion of the Montreal Proposal. Additional information on the reduction of our ABCP investments is included in Item 8, Financial Statements, in Note 6 of this Annual Report on Form 10-K.

We do not expect liquidity issues to affect the pension funds since pension fund obligations are primarily long-term in nature. Losses in the pension fund investments, if any, would result in future increased contributions by us and our Canadian subsidiaries. Additional contributions to these pension funds would be required to be paid over a 5-year period. Losses, if any, would also impact operating earnings over a longer period of time and immediately increase liabilities and reduce equity.

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

In addition, American and Canadian tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 had no impact on our consolidated financial statements. At December 30, 2007, we had gross unrecognized tax benefits of approximately $40 million. Refer to Item 8, Financial Statements, Note 9, of this Annual Report on Form 10-K for detail on the unrecognized tax benefits.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our income before depreciation and amortization and interest expense can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS	ESTIMATED ANNUAL IMPACT ON
Income before depreciation and amortization and interest expense
(In millions of U.S. dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products: (1)
Papers
20-lb repro bond, 92 bright (copy)	18
50-lb offset, rolls	5
Coated publication No.5, 40-lb offset, rolls	2
Other	24
Pulp—net position	12
Wood (lumber) (2)	8

Interest rate (1% change in interest rate on our floating rate debt)	8

Foreign exchange (US $0.01 change in relative value to the Canadian dollar before hedging)	13

Energy (3)
Natural gas: $0.25/MMBtu change in price before hedging	4
Crude oil: $1/barrel change in price before hedging	1

(1)	Based on estimated 2008 capacity (ST, ADMT or MFBM).
(2)	Based on estimated 2008 capacity for operating sawmill only.
(3)	Based on estimated 2008 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

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

FOREIGN CURRENCY RISK

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. Approximately 19% of our uncoated freesheet paper production capacity and 55% of our trade pulp production capacity as well as our Wood business are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increase or decrease in the value of the Canadian dollar. See Item 1A, Risk Factors—“The Company is affected by changes in currency exchange rate.”

In order to reduce the potential negative effects of a fluctuating Canadian dollar, we may enter into various arrangements to stabilize anticipated future net cash outflows denominated in Canadian dollars for periods of up to 36 months. Such arrangements are composed of forward foreign contracts and currency options purchased and sold. Forward foreign exchange contracts are contracts whereby we have the obligation to buy Canadian dollars at a specific rate. Currency options purchased are contracts whereby we have the right, but not the obligation, to buy Canadian dollars at the strike rate if the Canadian dollar trades above that rate. Currency options sold are contracts whereby we have the obligation to buy Canadian dollars at the strike rate if the Canadian dollar trades below that rate. No arrangements were outstanding as at December 30, 2007 and December 31, 2006.

COST RISK

We purchase natural gas at the prevailing market price at the time of delivery and, as such, are subject to fluctuations in market prices. In order to manage the cash flow risk associated with purchases of natural gas, we may utilize derivative financial instruments to fix the price of forecasted natural gas purchases for periods of up to 36 months into the future as part of a hedging program. We formally document the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Changes in the fair value of the derivative financial instruments are allocated by us to individual facilities based on projected usage of natural gas. We recognize our allocable share of the gains and losses on our derivative financial instruments in earnings when the forecasted purchases occur.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings (loss), shareholders’ equity, comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Domtar Corporation and its subsidiaries at December 30, 2007, and the results of their operations and their cash flows for the year ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the year ended December 30, 2007 listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Domtar Corporation:

We have audited the combined balance sheet of the Weyerhaeuser Fine Paper Business (a Business Unit of Weyerhaeuser Company) as of December 31, 2006, and the related combined statements of operations, Business Unit equity, comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2006. In connection with our audits of the combined financial statements, we have also audited financial statement schedule II. These combined financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Weyerhaeuser Fine Paper Business (a Business Unit of Weyerhaeuser Company) as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Seattle, Washington

March 29, 2007, except as to Notes 5 and 24,

which are as of June 19, 2007, and Note 26,

which is as of September 24, 2007

CONSOLIDATED STATEMENT OF EARNINGS (LOSS)

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005

Sales	$5,947	$3,306	$3,267
Operating expenses
Cost of sales, excluding depreciation and amortization	4,757	2,676	2,784
Depreciation and amortization	471	311	357
Selling, general and administrative	408	174	174
Impairment of property, plant and equipment (NOTE 16)	92	—	499
Impairment of goodwill (NOTE 12)	4	749	1
Closure and restructuring costs (NOTE 16)	14	15	38
Other operating income (NOTE 7)	(69)	(63)	(8)

	5,677	3,862	3,845

Operating income (loss)	270	(556)	(578)
Interest expense (NOTE 8)	171	—	—

Earnings (loss) before income taxes	99	(556)	(578)
Income tax expense (benefit) (NOTE 9)	29	53	(100)

Net earnings (loss)	70	(609)	(478)

Per common share (in dollars) (NOTE 5)
Net earnings (loss)
Basic	0.15	(2.14)	(1.68)
Diluted	0.15	(2.14)	(1.68)
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	474.1	284.1	284.1
Diluted	475.9	284.1	284.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

	December 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$71	$1
Receivables, less allowances of $9 and $2 (NOTE 10)	542	340
Inventories (NOTE 11)	936	520
Prepaid expenses	14	6
Income and other taxes receivable	53	—
Deferred income taxes (NOTE 9)	182	22

Total current assets	1,798	889
Property, plant and equipment, at cost (NOTE 13)	9,685	6,696
Accumulated depreciation (NOTE 13)	(4,323)	(3,631)

Net property, plant and equipment (NOTE 13)	5,362	3,065
Goodwill (NOTE 12)	372	14
Intangible assets, net of amortization (NOTE 14)	111	—
Other assets (NOTE 15)	105	30

Total assets	7,748	3,998

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	63	—
Trade and other payables (NOTE 17)	765	250
Income and other taxes payable	50	6
Long-term debt due within one year (NOTE 18)	17	12

Total current liabilities	895	268

Long-term debt (NOTE 18)	2,213	32
Deferred income taxes (NOTE 9)	1,003	758
Other liabilities and deferred credits (NOTE 19)	440	25

Commitments and contingencies (NOTE 21)

Shareholders’ equity
Business Unit equity	—	2,852
Common stock (NOTE 20) $0.01 par value; authorized 2,000,000,000 shares; issued and outstanding: 471,169,959 and 1,000 shares	5	—

Exchangeable shares (NOTE 20) No par value; unlimited shares authorized; issued and held by nonaffiliates: 44,252,831 shares	293	—
Additional paid-in capital	2,573	—
Retained earnings	47	—
Accumulated other comprehensive income	279	63

Total shareholders’ equity	3,197	2,915

Total liabilities and shareholders’ equity	7,748	3,998

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Business Unit equity	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
Balance at December 26, 2004	—	$—	$—	$4,148	$—	$—	$113	$4,261
Net loss	—	—	—	(478)	—	—	—	(478)
Foreign currency translation adjustments	—	—	—	—	—	—	(50)	(50)
Additional minimum pension liability adjustments, net of tax	—	—	—	—	—	—	(6)	(6)
Contribution from Weyerhaeuser Co	—	—	—	37	—	—	—	37
Cash flow hedge fair value adjustment, net of tax	—	—	—	—	—	—	9	9

Balance as at December 25, 2005	—	—	—	3,707	—	—	66	3,773

Net loss	—	—	—	(609)	—	—	—	(609)
Foreign currency translation adjustments	—	—	—	—	—	—	19	19
Additional minimum pension liability adjustments, net of tax	—	—	—	—	—	—	6	6
Adjustment to initially adopt SFAS 158	—	—	—	—	—	—	(12)	(12)
Distribution to Weyerhaeuser Co	—	—	—	(246)	—	—	—	(246)
Cash flow hedge fair value adjustment, net of tax	—	—	—	—	—	—	(16)	(16)

Balance at December 31, 2006	—	—	—	2,852	—	—	63	2,915

Contribution of Weyerhaeuser fine paper business to Domtar Corporation	284.1	3	—	—	—	—	—	3
Net earnings to March 6, 2007	—	—	—	23	—	—	—	23
Distribution to Weyerhaeuser Co prior to March 7, 2007	—	—	—	(1,431)	—	—	—	(1,431)
Acquisition of Domtar Inc. (NOTE 3)	231.0	2	500	—	1,032	—	—	1,534
Post closing adjustments (NOTE 1)	—	—	—	(112)	—	—	5	(107)
Transfer of business unit equity	—	—	—	(1,332)	1,332	—	—	—
Conversion of exchangeable shares	—	—	(207)	—	207	—	—	—
Issuance of common shares	0.3	—	—	—	2	—	—	2
Net earnings from March 7 to December 30, 2007 (NOTE 1)	—	—	—	—	—	47	—	47
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	250	250
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax	—	—	—	—	—	—	(39)	(39)

Balance at December 30, 2007	515.4	5	293	—	2,573	47	279	3,197

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF US DOLLARS)

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
Net earnings (loss)	$70	$(609)	$(478)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	250	19	(50)
Additional minimum pension liability adjustment, net of tax	—	6	(6)
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax	(39)	—	—
Net change in cash flow fair value adjustments, net of tax	—	(16)	9

Comprehensive income (loss)	281	(600)	(525)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(IN MILLIONS OF US DOLLARS)

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
Operating activities
Net earnings (loss)	$70	$(609)	$(478)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	471	311	357
Deferred income taxes (NOTE 9)	(73)	(52)	(135)
Closure and restructuring costs (NOTE 16)	14	15	38
Impairment of property, plant and equipment (NOTE 16)	92	—	499
Impairment of goodwill (NOTE 12)	4	749	1
Debt restructuring costs	25	—	—
Other	(2)	4	—
Changes in assets and liabilities, net of effects of acquisition
Receivables	(75)	(19)	(40)
Inventories	38	43	(25)
Prepaid expenses	6	(2)	(4)
Trade and other payables	54	(79)	(9)
Income and other taxes	49	—	—
Other assets and other liabilities	(67)	(4)	(14)

Cash flows provided from operating activities	606	357	190

Investing activities
Additions to property, plant and equipment	(116)	(64)	(113)
Proceeds from disposals of property, plant and equipment	29	1	4
Business acquisitions—cash acquired	573	—	—
Other	(1)	—	—

Cash flows provided from (used for) investing activities	485	(63)	(109)

Financing activities
Net change in bank indebtedness	(21)	—	—
Drawdown of revolving bank credit facility	50	—	—
Issuance of short-term debt	1,350	—	—
Issuance of long-term debt	800	—	—
Repayment of short-term debt	(1,350)	—	—
Repayment of long-term debt	(311)	(7)	(6)
Debt issue costs	(39)	—	—
Premium on redemption of long-term debt	(40)	—	—
Repurchase of minority interest	(28)	—	—
Distribution to Weyerhaeuser prior to March 7, 2007	(1,431)	(287)	(76)
Other	(5)	—	—

Cash flows used for financing activities	(1,025)	(294)	(82)

Net increase (decrease) in cash and cash equivalents	66	—	(1)
Translation adjustments related to cash and cash equivalents	4	—	—
Cash and cash equivalents at beginning of year	1	1	2

Cash and cash equivalents at end of year	71	1	1

Supplemental cash flow information
Net cash payments for:
Interest	155	—	—
Income taxes	112	—	—

The accompanying notes are an integral part of the consolidated financial statements.

TABLE OF CONTENTS

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

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

The Transaction was consummated on March 7, 2007. Domtar Corporation had no operations prior to March 7, 2007 when, upon the completion of the Transaction, it became an independent public holding company that, directly or indirectly through its subsidiaries, owns the Business Unit and Domtar Inc. As of the date of consummation of the Transaction, Domtar Corporation is referred to as the “Successor.”

Domtar Inc. is an integrated manufacturer of uncoated free sheet with pulp, paper and converting facilities in the United States and Canada. Domtar Inc.’s paper business is the most significant segment. In addition to the paper business, Domtar Inc. manufactures and markets lumber and wood-based value-added products and engages in the paper merchants business, which involves the purchasing, warehousing, sale and distribution of various paper products made by Domtar Inc. and by other manufacturers.

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

BASIS OF PRESENTATION

The Contribution constituted a transfer of net assets between entities under common control, and as a result, the Company reports the accounts of the Business Unit at their historical cost or carry over basis as of the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

the Contribution. The agreements giving effect to the spin-off of the Business Unit, provide for various post-closing transaction adjustments and the resolution of outstanding matters, which are expected to be addressed by the parties during 2008. The post-closing adjustments made through December 30, 2007 are as follows: $38 million increase in long-term liabilities and decrease in Business Unit equity related to the recognition of other post-retirement benefit obligations (including $3 million for post-employment benefit obligations) that were assumed as part of the Transaction but were not reflected in the historical carve out financial statements of the Weyerhaeuser Fine Paper Business; $21 million increase in deferred tax liabilities and decrease in Business Unit equity related to the contribution of Canadian assets with a tax basis that was different Post-Transaction than was assumed in the carve out financial statements; $44 million decrease in property, plant and equipment related to differences in the carve out basis of shared assets versus the basis of assets actually transferred in the transaction; $4 million increase in trade and other payables. Certain balance sheet matters remain under discussion with Weyerhaeuser. Resolution of these discussions may lead to an adjustment to additional paid-in capital or results of operations.

The combination of Domtar Inc. with the Company constituted, for accounting purposes, the acquisition of Domtar Inc. by Domtar Corporation and, as a result, the Company reports the results of Domtar Inc. starting on March 7, 2007.

For accounting and financial reporting purposes, the Business Unit is considered to be the surviving entity following the Transaction. As a result, the Company is required to present historical financial statements as though it owned only the Business Unit prior to the Transaction. Further, as the Company had no operations and substantially no assets prior to the Contribution, the “Predecessor” financial statements are those of the Business Unit. Accordingly, the results reported for the years ended December 31, 2006 and December 25, 2005 include only the results of operations of the Predecessor and the results reported for the year ended December 30, 2007 include the results of operations of the Predecessor for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to December 30, 2007.

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

The combined statements of operations for the Business Unit include allocations of certain costs from Weyerhaeuser directly related to the operations of the Business Unit, including an apportionment of certain centralized general and administrative costs for accounting, human resources, purchasing, information systems, transaction services, payroll processing costs, legal fees and other overhead costs. These centralized costs were allocated to the Business Unit using a three-part apportionment factor based on relative headcount, assets and certain revenue. Weyerhaeuser pension and other post-retirement benefits expense was allocated based on relative salaried headcount, with the exception of pension expense of four Canadian pension plans related solely to the Business Unit which are directly included in the combined statements of operations. Management believes the methodology applied for the allocation of these costs is reasonable. Except for an immaterial amount of interest on capital leases and debt that was assumed by the Company, interest expense has not been allocated to the Business Unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

To conform with the basis of presentation adopted in the current period, certain figures previously reported have been reclassified. For purposes of comparability between periods as well as ease of readability, the Predecessor financial statements included herein have been renamed to conform to the conventions used for the December 30, 2007 annual financial statements including the reference to “consolidated financial statements.” The consolidated financial statements include the accounts of Domtar Corporation and all wholly-owned subsidiaries.

USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates and assumptions, including those related to environmental matters, useful lives, impairment of long-lived assets and goodwill, pension and other employee future benefit plans, income taxes, closure and restructuring costs and asset retirement obligations, based on currently available information. Actual results could differ from those estimates.

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

VARIABLE INTEREST ENTITIES

Variable interest entities (VIE) are entities in which equity investors do not have a controlling financial interest or the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties. Domtar Corporation consolidates the VIE if Domtar Corporation is considered the VIE’s primary beneficiary, defined as the party that receives the majority

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

of the expected residual returns and/or that absorbs the majority of the entity’s expected losses. As a result, Domtar Corporation consolidates the operations of Wapawekka Lumber LP (“Wapawekka”). Wapawekka is considered a VIE because its equity at risk was deemed to be less than its expected losses. Wapawekka is a 51% owned limited partnership that operates a sawmill in Saskatchewan, Canada.

REVENUE RECOGNITION

Domtar Corporation recognizes revenue when persuasive evidence of an arrangement exists, when goods are shipped, when there are no uncertainties surrounding product acceptance, when the related revenue is fixed or determinable, when collection is considered reasonably assured and when the customer takes title and assumes the majority of the risks and rewards of ownership.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of Cost of sales in the consolidated statements of earnings (loss).

INCOME TAXES

Domtar Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The change in the net deferred tax asset or liability is included in earnings. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities.

The Company recognizes interest and penalties related to income tax matters as a component of Income tax expense in the consolidated statement of earnings (loss).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost which approximates fair value.

RECEIVABLES

Receivables are recorded at cost net of a provision for doubtful accounts that is based on expected collectibility. Gains or losses on securitization of receivables are calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds on sale and the fair value of the retained subordinate interest in such receivables on the date of transfer. Fair value is determined on a discounted cash flow basis. Gains or losses related to the sales of receivables are recognized in earnings as a component of Interest expense in the period when the sale occurs.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain domestic raw materials, in process and finished

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

goods inventories. LIFO inventories were $350 million and $284 million at December 30, 2007 and December 31, 2006, respectively. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are costed at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $133 million and $98 million greater at December 30, 2007 and December 31, 2006, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation including asset impairment write-downs. Interest costs are capitalized for significant capital projects. For timber limits and timberlands, amortization is calculated using the units of production method. For all other assets, amortization is calculated using the straight-line method over the estimated useful lives of the assets. Buildings are amortized over periods of 10 to 40 years and machinery and equipment over periods of 3 to 20 years. The depreciation expense is reported net of the amount of the amortization of deferred credits related to property, plant and equipment. No depreciation is recorded on assets under construction.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized and is subject to an annual impairment test, or more frequently if events or changes in circumstances indicate that it might be impaired. Testing for impairment is accomplished mainly by determining whether the fair value of a reporting unit, based upon discounted estimated cash flows, exceeds the net carrying amount of that reporting unit as of the assessment date. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the sum of the discounted estimated cash flows, a second test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount. Fair value of goodwill is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit.

Intangible assets were acquired as part of the Transaction. Water rights, customer relationships, trade names and supplier agreements are amortized on a straight-line basis over their estimated useful lives of 40 years, 20 years, 7 years and 5 years, respectively. Natural gas contracts and power purchase agreements are each amortized on a straight-line basis over the term of the respective contract. The weighted-average amortization period is 4 years for natural gas contracts and 25 years for power purchase agreements. Cutting rights are amortized using the units of production method. Any potential impairment for intangible assets will be calculated in the same manner as that disclosed under impairment of long-lived assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Domtar Corporation uses the fair value based approach of accounting for stock-based payments to directors and employees and for stock options granted to the employees. Any consideration paid by plan participants on the exercise of stock options or the purchase of shares is credited to Additional paid-in capital.

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

Deferred Share Units vest immediately at the grant date and are remeasured at each reporting period, until settlement, using the quoted market value. The cost of the common stock acquired by the Company under the Restricted Stock Plan is amortized over the restricted period. Deferred Share Units and common stock acquired under the Restricted Stock Plan are accounted for in compensation expense and in “Other liabilities and deferred credits.”

DERIVATIVE INSTRUMENTS

Derivative instruments are contracts that require or provide an option to exchange cash flows or payments determined by applying certain rates, indices or changes therein to notional contract amounts. Derivative instruments are utilized by Domtar Corporation in the management of the foreign currency risk, price risk on certain purchases and sales, and interest rate exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

DERIVATIVES DESIGNATED FOR HEDGE ACCOUNTING

In order for a derivative to qualify for hedge accounting, the hedge relationship must be designated and formally documented at its inception, outlining the particular risk, management objective and strategy, the specific asset, liability or cash flow being hedged, as well as how effectiveness is assessed. The derivative must be effective in accomplishing the objective of offsetting either changes in the fair value or cash flow attributable to the risk being hedged both at inception and over the term of the hedging relationship.

When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities, or group of financial assets and liabilities, hedge accounting is applied to these derivative instruments.

In a fair value hedge, hedging activities are carried at fair value, with changes in fair value recognized in the consolidated statement of earnings (loss). The changes in fair value of the hedged item attributable to the hedged risk is also recorded in the consolidated statement of earnings (loss) by way of a corresponding adjustment of the carrying amount of the hedged items recognized in the consolidated balance sheet.

In a cash flow hedge, the changes in fair value of derivative financial instruments are recorded in other comprehensive income. These amounts are reclassified in the consolidated statement of earnings (loss) in the periods in which results are affected by the cash flows of the hedged item. Hedges of net investments in self-sustaining operations are treated in a manner similar to cash flow hedges. Any hedge ineffectiveness is recorded in the consolidated statement of earnings (loss) when incurred.

DERIVATIVES NOT DESIGNATED FOR HEDGE ACCOUNTING

In conjunction with the Transaction, the various financial instruments of Domtar Inc. were recorded at fair value and, as such, did not meet the requirements for hedge accounting. As a result, Domtar Corporation accounts for these contracts at their fair value with resulting gains and losses being included as a component of Other operating income.

PENSION PLANS

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

•	Gains or losses on settlements and curtailments,

•	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately 14 years of the active employee group covered by the plans,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

•

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the accrued benefit obligation or market-related value of plan assets at the beginning of the year over the average remaining service period of approximately 14 years of the active employee group covered by the plans.

The defined benefit plan obligations are determined in accordance with the projected benefit method prorated on services.

OTHER POST-RETIREMENT BENEFIT PLANS

Domtar Corporation recognizes the underfunded status of other post-retirement benefit plans (other than multiemployer plans) as a liability in the consolidated balance sheets. These benefits, which are funded by Domtar Corporation as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. Domtar Corporation amortizes the cumulative net actuarial gains and losses in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 14 years of the active employee group covered by the plans.

INVESTMENT TAX CREDITS

Investment tax credits are recognized in earnings as a reduction of income tax expense when Domtar Corporation has made the qualifying expenditures and has a reasonable assurance that the credits will be realized.

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

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR PLANNED MAJOR MAINTENANCE

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This Staff Position prohibits the use of the previously acceptable accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The three accounting methods permitted under the Staff Position are: 1) direct expense method, 2) built-in overhaul method and 3) deferral method. On January 1, 2007, the Company adopted retroactively the direct expense method with restatement of prior interim periods. The Company previously used the accrue-in-advance method of interim periods. The Company previously used the accrue-in-advance method for interim periods. The adoption of this Staff Position had no significant impact on the annual consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This interpretation, which the Company adopted on January 1, 2007, clarifies the accounting for uncertain tax positions recognized in a company’s financial statements in accordance with Statement 109. FIN 48 prescribes a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods, and expanded income tax disclosures. The adoption of this Interpretation had no significant impact on the consolidated financial statements.

FAIR VALUE OPTION

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The Company has decided not to adopt the fair value option for any of its existing financial instruments.

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Statement 157 was expected to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”) that amends Statement 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For such items, FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. The Company does not expect the adoption will have a significant impact on the financial position or results of operations of the Company, however, additional disclosures in the Company’s financial statements will be required.

BUSINESS COMBINATIONS

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contingent considerations and contractual contingencies based on their fair values as measured on the acquisition date. In addition, SFAS No. 141(R) requires the acquirer to measure the noncontrolling interest in the acquiree at fair value, which will result in recognizing the goodwill attributable to the noncontrolling interest in addition to the goodwill attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since Statement 141(R) will only be applicable to future business combinations, it will not have a significant effect on the Company’s financial position, results of operations or cash flows prior to such acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NONCONTROLLING INTERESTS

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated earnings (loss) statement is presented by requiring consolidated net earnings (loss) to be reported including the amounts attributable to both the parent interest and the noncontrolling interest. In addition, the Statement requires disclosure on the face of the consolidated statement of operations of the amounts of consolidated net earnings (loss) attributable to the parent interest and to the noncontrolling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the initial adoption of SFAS 160 to have a significant effect on the financial position, results of operations and cash flows as the Company has no significant non-controlling interests.

NOTE 3.

BUSINESS COMBINATION

As discussed in Note 1, on March 7, 2007, Domtar Corporation completed the Transaction to combine the Weyerhaeuser Fine Paper Business with Domtar Inc. Under the Transaction, Domtar Corporation issued 155,947,307 shares of common stock and Domtar Canada Paper Inc., a wholly owned subsidiary of Domtar Corporation, issued 75,004,303 exchangeable shares to acquire Domtar Inc. This Transaction was considered, for accounting purposes, as the acquisition of Domtar Inc. by Domtar Corporation and has been accounted for using the purchase method. Accordingly, the purchase price is based upon the estimated fair value of Domtar Corporation common stock issued plus acquisition costs directly related to the Transaction. Since no quoted market price existed for the shares of the Company’s common stock, the purchase price is based on the fair value of the net assets acquired on August 23, 2006, the date on which the terms of the Transaction were agreed to and announced. The fair value of Domtar Inc. common shares of $6.63 per share used in the calculation of the purchase price is based upon the average closing price of Domtar Inc. common shares on the Toronto Stock Exchange for the five trading days beginning August 21, 2006 and ended August 25, 2006, converted at the average daily foreign exchange rate of the Bank of Canada. The number of outstanding Domtar Inc. common shares used in the calculation of the fair value is based on the same periods.

The following table summarizes the components of the total purchase price :

231,436,850 common shares of Domtar Inc. outstanding at an average closing price of $6.63 per share	$1,534
Direct acquisition costs	28

Estimated total purchase price, net of assumed debt	1,562

The total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available. During the fourth quarter of 2007, the Company has completed the valuation of all assets and liabilities. In the process of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

completing such valuation, the Company has revised the amounts allocated to certain assets and liabilities from those previously reported in the third quarter of 2007. The principal significant elements for which such amounts have been modified include property, plant and equipment, intangible assets, income tax balances and goodwill.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Cash and cash equivalents	$573
Receivables	166
Inventories	448
Prepaid expenses	12
Income and other taxes receivable	10
Deferred income taxes—current	63
Property, plant and equipment	2,469
Intangible assets (NOTE 14)	98
Deferred income taxes—non current	34
Goodwill (NOTE 12)	300
Other assets	39

Total assets	4,212

Less: Liabilities
Bank indebtedness	67
Trade and other payables	410
Income and other taxes payable	15
Long-term debt due within one year	1
Long-term debt	1,660
Deferred income tax liability—non-current	141
Other liabilities and deferred credits	328
Minority interests	28

Total liabilities	2,650

Fair value of net assets acquired at the date of acquisition	1,562

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

The following unaudited pro-forma information for the years ended December 30, 2007 and December 31, 2006, presents a summary of consolidated results of operations of the Company as if the combination had occurred at the beginning of the respective fiscal periods. These unaudited pro forma results have been prepared for comparative purposes only.

	Year ended December 30, 2007	Year ended December 31, 2006
	(In millions of US dollars, unless otherwise noted)
Sales	$6,520	$6,750
Operating expenses, excluding depreciation and amortization and impairment of goodwill and property, plant and equipment	5,653	5,794
Depreciation and amortization	471	458
Impairment of goodwill and property, plant and equipment	96	749

Operating income (loss)	300	(251)
Earnings (loss) before income taxes	98	(448)
Net earnings (loss) applicable to common shares	62	(550)

Basic earnings (loss) per share	0.12	(1.07)
Diluted earnings (loss) per share	0.12	(1.07)
Basic weighted average number of common shares outstanding (millions)	515.3	515.1
Diluted weighted average number of common shares outstanding (millions)	516.2	515.1

The above includes a charge of $749 million for the impairment of goodwill in the year ended December 31, 2006, not deductible for tax purposes. The above also includes a charge of $29 million for transaction related costs of Domtar Inc. incurred in the year ended December 30, 2007.

NOTE 4.

STOCK-BASED COMPENSATION

2007 OMNIBUS INCENTIVE PLAN

Under the Omnibus Incentive Plan (the “Omnibus Plan”), the Company may award to executives and other key employees non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance conditioned restricted stock units, performance shares, deferred share units and other stock-based awards. A total of 20,000,000 common shares are reserved for issuance in connection with awards granted under the Omnibus Plan. Awards may be subject to both performance and time-based vesting.

The exercise price of options and stock appreciation rights is equal to the closing price per share of the Company’s common stock on the New York Stock Exchange on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

During the second quarter of 2007, the Company granted awards under the Omnibus Plan as follows:

PERFORMANCE CONDITIONED RESTRICTED STOCK UNITS (“PCRSUs”)

On June 27, 2007, the Company granted 1,381,100 PCRSUs having a weighted average grant date fair value of $10.44 and a weighted average remaining contractual life of approximately 21 months. Each PCRSU is equivalent in value to one common share and is subject to a service condition as well as a performance or market condition. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the period to vesting. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. Upon vesting, the participants will receive common shares of the Company or in certain instances cash of an equivalent value.

At December 31, 2007, one market condition for the first measurement period was achieved. As such, this portion of the PCRSU grant, representing 76,665 units, will cliff vest on December 31, 2009. No other performance condition was achieved.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

GENERAL TERMS OF AWARDS UNDER THE OMNIBUS PLAN

TERMINATION OF EMPLOYMENT

Upon a termination due to death, time-based awards vest in full, performance-based awards vest at target levels, and options and stock appreciation rights remain exercisable for one year. Upon a termination due to disability, time-based awards vest in full, performance-based awards continue to vest in accordance with the original vesting schedule, and options and stock appreciation rights remain exercisable for one year. Upon retirement, a pro-rated portion of time-based awards vest and a pro-rated portion of performance-based awards continue to vest based on actual performance during the applicable performance period, and all awards remain outstanding for five years. Upon a termination for cause or a voluntary termination by a plan participant, all awards, including vested but unexercised awards, are forfeited without payment. Upon an involuntary termination for any reason other than cause, vested awards remain outstanding for 90 days and unvested awards are forfeited.

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

If replacement awards are not available, unless the Company determines otherwise, all time-based awards fully vest and performance-based awards vest to the extent the performance goals related to the award have been achieved as of the date of the change in control. Alternatively, the Human Resources Committee of the Board of Directors may determine that vested awards will be cancelled in exchange for a cash payment (or other form of change in control consideration) based on the value of the change in control payment and that unvested awards will be forfeited. The Company’s Board of Directors may also accelerate the vesting of any or all awards upon a change in control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

REPLACEMENT PLANS FOR AWARDS TO FORMER EMPLOYEES OF WEYERHAEUSER

Prior to the consummation of the Transaction, employees of Weyerhaeuser who were being transferred to the Company were given the opportunity to exchange their outstanding Weyerhaeuser equity awards for awards of the Company having the same terms and conditions as their prior Weyerhaeuser awards. The Company has adopted three plans to provide for the grant of the Company’s equity awards in exchange for the prior plan awards. The Restricted Share Units (“RSUs”), Stock Appreciation Rights (“SARs”) and Stock Options mirror the three Weyerhaeuser plans under which the prior plan awards were initially granted.

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

Each outstanding award of restricted Domtar Inc. common shares was exchanged on a one-for-one basis, and on the same terms and conditions as applied to Domtar Inc. restricted share awards, for awards of restricted shares of the Company’s common shares (“RSAs”). On March 7, 2007, 654,935 common shares were acquired and are held in trust in exchange for the former Domtar Inc. restricted awards.

Each outstanding grant of DSUs with respect to Domtar Inc. common shares were exchanged on a one-for-one basis, on the same terms and conditions as applied to the Domtar Inc. DSUs, for DSUs with respect to shares of the Company’s common stock. On March 7, 2007, 351,718 DSUs and 54,815 DSUs were issued to outside directors and executives, respectively, in exchange for Domtar Inc. DSUs. DSUs granted after March 7, 2007 are granted under the Omnibus Incentive plan.

No new awards have been or will be made under any of the replacement plans.

For the year ended December 30, 2007, compensation expense recognized in the Company’s results of operations was approximately $15 million for all of the outstanding awards. Compensation cost not yet recognized amount to approximately $29 million and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

SUMMARY OF OUTSTANDING AWARDS

Details regarding Domtar Corporation outstanding awards are presented in the following tables:

NUMBER OF AWARDS		PCRSU	RSU/RSA	DSU
Outstanding at January 1, 2007		—	—	—
Exchanged pursuant to the Transaction		—	875,733	406,533
Granted		1,381,100	818,250	103,132
Forfeited/expired		—	(1,179)	—
Exercised/settled		—	—	(131,573)

Total outstanding at December 30, 2007		1,381,100	1,692,804	378,092

OPTIONS	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2007	—	$—		$
Exchanged pursuant to the Transaction	4,869,502	7.33
Granted	615,900	10.64
Exercised	(295,416)	7.82
Forfeited/expired	(69,114)	8.20

Outstanding at December 30, 2007	5,120,872	7.69	5.0	2.5

Options exercisable at December 30, 2007	2,040,578	7.84	4.2	0.8

SARs	Number of SARs	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2007	—	$—		$
Exchanged pursuant to the Transaction	195,395	6.58

Outstanding at December 30, 2007	195,395	6.58	7.5	0.2

SARs exercisable at December 30, 2007	14,644	6.27	6.8	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

The fair value of the stock options granted in 2007 was estimated at the date of grant using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted.

Dividend yield	0%
Expected volatility	30% - 35%
Risk-free interest rate	4% - 5%
Expected life	4 to 6 years

The weighted average grant date fair value for the options and stock appreciation awards exchanged pursuant to the transaction was $3.27.

NOTE 5.

EARNINGS (LOSS) PER SHARE

The following table provides the reconciliation between basic and diluted earnings (loss) per share:

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
Net earnings (loss)	$70	$(609)	$(478)

Weighted average number of common and exchangeable shares outstanding (millions)	474.1	284.1	284.1
Effect of dilutive securities (millions)	1.8	—	—

Weighted average number of diluted common and exchangeable shares outstanding (millions)	475.9	284.1	284.1

Basic net earnings (loss) per share (in dollars)	$0.15	$(2.14)	$(1.68)
Diluted net earnings (loss) per share (in dollars)	$0.15	$(2.14)	$(1.68)

The following table includes the potential maximum awards of certain performance-based awards that were not included in the computation of diluted earnings per share for the year ended December 30, 2007 due to performance targets not being satisfied at the end of the year:

December 30, 2007
Performance-based awards	2,924,668

Prior to the Transaction, Domtar Corporation did not have publicly traded common stock or stock options outstanding. The weighted average number of shares of common stock of Domtar Corporation outstanding for the year ended December 30, 2007 assumes that all such common stock outstanding immediately after the Contribution but before the acquisition of Domtar Inc. were outstanding since January 1, 2007. The effect of dilutive securities for the year ended December 30, 2007 assumes that all replacement stock options of Domtar Corporation were outstanding immediately after the Contribution on March 5, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

The weighted average number of shares of Domtar Corporation common stock outstanding for the years ended December 31, 2006 and December 25, 2005 assumes that all such common stock outstanding immediately after the contribution of the Business Unit but before the acquisition of Domtar Inc. were outstanding since December 31, 2004.

NOTE 6.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

As part of the acquisition of Domtar Inc., the Company now has several additional defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 30, 2007, the pension expense was $10 million (2006—$7 million; 2005—$8 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

As part of the acquisition of Domtar Inc., the Company now has several additional defined benefit pension plans covering substantially all employees. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in defined contribution plans. The defined benefit plans are generally contributory in Canada and non-contributory in the United States. The Company also provides other post-retirement plans to eligible Canadian and US employees; the plans are unfunded and include life insurance programs, medical and dental benefits and short-term and long-term disability programs. At March 7, 2007, the funded status acquired by the Company was a net liability of $152 million for the pension plans and $71 million for other post-retirement benefit plans. Other post-retirement benefits were accounted for in the Predecessor financial statements using a multi-employer approach. As a result, an additional net liability of $35 million was recorded in 2007. Certain other pension liabilities, other than the ones related to the four Canadian pension plans, were retained by Weyerhaeuser.

The pension expense and the obligation related to the defined benefit plans are actuarially determined using management’s most probable assumptions.

Components of net periodic benefit cost for pension plans	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
Service cost for the year	$40	$7	$5
Interest expense	74	15	15
Expected return on plan assets	(86)	(26)	(22)
Curtailment gain	(1)	—	—
Settlement loss (gain)	7	—	(8)
Amortization of prior year service costs	1	1	2

Net periodic benefit cost	35	(3)	(8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

The components of net periodic benefit cost for pension plans for the years ended December 31, 2006 and December 25, 2005, as disclosed in the table above, include the components for the Canadian Plans only.

Components of net periodic benefit cost for other post-retirement benefit plans	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
Service cost for the year	$5	$11	$9
Interest expense	5	—	—
Curtailment gain	(3)	—	—

Net periodic benefit cost	7	11	9

The Company’s pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year and to fund past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits.

The Company expects to contribute a total amount of $72 million in 2008 compared to $106 million in 2007 (2006—$8 million) to the pension plans. The contributions made in 2007 to the other post-retirement benefit plans amounted to $5 million (2006 – nil). In conjunction with a partial wind-up declared in 2006 related to the pension plans of Domtar Inc., an estimated amount of $132 million (CDN$130 million) of plan assets and liabilities is expected to be settled from the pension funds in 2008. The Company was required to make an augmented contribution to the plan in 2007 in the amount of approximately $38 million. This augmented contribution did not have an impact on the net periodic benefit cost.

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 30, 2007 and December 31, 2006, the measurement date for each year:

	December 30, 2007		December 31, 2006
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
Accrued benefit obligation at beginning of year	$318	$—	$310	$—
Post-closing adjustment (Note 1)	—	35	—	—
Service cost for the year	40	5	6	—
Interest expense	74	5	15	—
Plan participants’ contributions	7	—	2	—
Actuarial gain (loss)	(24)	(5)	1	—
Plan amendments	3	—	—	—
Benefits paid	(89)	(5)	(16)	—
Settlement	(92)	—	—	—
Curtailment	(15)	(2)	(1)	—
Acquisition of Domtar Inc. (Note 3)	1,254	71	—	—
Other	—	—	1	—
Effect of foreign currency exchange rate change	259	11	—	—

Accrued benefit obligation at end of year	1,735	115	318	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets reflecting the actual return on plan assets, the contributions and the benefits paid during the year:

	December 30, 2007		December 31, 2006
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
Fair value of assets at beginning of year	$333	$—	$292	$—
Actual return on plan assets	(19)	—	47	—
Employer contributions	106	5	8	—
Plan participants’ contributions	7	—	2	—
Benefits paid	(89)	(5)	(16)	—
Settlement	(92)	—	—	—
Acquisition of Domtar Inc. (Note 3)	1,102	—	—	—
Effect of foreign currency exchange rate change	240	—	—	—

Fair value of assets at end of year	1,588	—	333	—

DESCRIPTION OF ASSETS OF THE PENSION PLANS

The assets of the pension plans are held by a number of independent trustees and are accounted for separately in the Company’s pension funds. The investment strategy for the assets in the pension plans is to maintain a diversified portfolio of assets, invested in a prudent manner to maintain the security of funds while maximizing returns within the guidelines provided in the investment policy. The Company’s pension funds are not permitted to own any of the Company’s shares or debt instruments. The target asset allocation is based on the expected duration of the benefit obligation.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2007:

	Target allocation	Percentage plan assets as at December 30, 2007	Percentage plan assets as at December 31, 2006
Fixed income securities	56% - 66%	62%	16%
Equity securities	34% - 44%	38%	27%
Hedge fund securities	0%	0%	53%
Real estate	0%	0%	4%

Total		100%	100%

ASSET BACKED COMMERCIAL PAPER

The Company and its subsidiaries, including Domtar Inc., have no direct holdings of asset backed commercial paper (ABCP).

At December 30, 2007, Domtar Corporation’s Canadian pension funds have approximately $450 million (CDN $445 million) invested in multiple ABCP conduits that may be restructured. $393 million (CDN $389 million) of this amount is subject to the interim arrangement of the “Montreal Proposal.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

Pursuant to the Montreal Proposal, banks and major investors are negotiating restructuring proposals with respect to such ABCP conduits intended to minimize potential losses for investors. These discussions are not yet completed and the outcome and the effect it would have on the value of the Company’s Canadian pension fund assets has yet to be determined. The objective of the Montreal Proposal is to restructure the ABCP conduits to give investors the reasonable expectation of receiving full par value over time and reducing the risk that adverse credit market conditions will impact the restructured notes. The objective of the Investors Committee is to complete the restructuring process by the end of April 2008.

At December 30, 2007, the Company has determined that the fair value of these ABCP investments should be reduced by 13% or $57 million to reflect management’s best estimate of fair value and assumes the successful completion of the Montreal Proposal.

The approach to determine the $57 million reduction in fair value was to segregate the ABCP conduits into three main categories. Category 1 represents conduits holding traditional securitized assets. Category 2 represents conduits mainly providing collateral to support leveraged super senior (LSS) tranches of collateralized debt obligations as well as other synthetic assets or traditional assets. Category 3 represents portions of conduits holding assets linked to US sub-prime mortgages. The Company looked to comparable fair values assuming the ACBP trusts were converted to long-term investments.

The Company does not expect liquidity issues to affect the pension funds since pension fund obligations are primarily long-term in nature. Losses in the pension fund investments, if any, would result in future increased contributions by the Company or its Canadian subsidiaries. Additional contributions to these pension funds would be required to be paid over a 5-year period. Losses, if any, would also impact operating earnings over a longer period of time and immediately increase liabilities and reduce equity.

RECONCILIATION OF FUNDED STATUS TO AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET

The following table presents the difference between the fair value of assets and the actuarially determined accrued benefit obligation. This difference is also referred to as either the deficit or surplus, as the case may be, or the funded status of the plans. The table further reconciles the amount of the surplus or deficit (funded status) to the net amount recognized in the consolidated balance sheet.

	December 30, 2007		December 31, 2006
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
Accrued benefit obligation at end of year	$(1,735)	$(115)	$(318)	$—
Fair value of assets at end of year	1,588	—	333	—

Funded status	(147)	(115)	15	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

	December 30, 2007		December 31, 2006
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
Trade and other payables (Note 17)	$(3)	$(5)	$—	$—
Other liabilities and deferred credits (Note 19)	(182)	(110)	(1)	—
Other assets (Note 15)	38	—	16	—

Net amount recognized in the consolidated balance sheet	(147)	(115)	15	—

The following table presents the amount not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income.

	December 30, 2007		December 31, 2006
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
Prior year service cost	$(11)	$—	$(9)	$—
Accumulated gain (loss)	(79)	10	(11)	—

Accumulated other comprehensive income (loss)	(90)	10	(20)	—
Cumulative employer contributions in excess of net periodic benefit cost	(57)	(125)	35	—

Net liability amount recognized	(147)	(115)	15	—

The following table presents the pre-tax amounts included in other comprehensive income.

	Year ended December 30, 2007		Year ended December 31, 2006
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
Prior year service cost	$(4)	$—	$(9)	$—
Amortization of prior year service cost	2	—	—	—
Net gain (loss)	(75)	10	(11)	—
Amortization of net actuarial loss	7	—	—	—

Net amount recognized in other comprehensive income (pre-tax)	(70)	10	(20)	—

An estimated amount of $1 million for pension plans and nil for other post-retirement benefit plans will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008.

At December 30, 2007, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value plan assets were $1,344 million and $1,158 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 30, 2007 are as follows:

	Pension plans	Other post-retirement benefit plans
2008	$257	$6
2009	88	6
2010	90	6
2011	93	6
2012	96	7
2013 - 2017	550	35

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the accrued benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

Pension plans	December 30, 2007	December 31, 2006	December 25, 2005
Accrued benefit obligation
Discount rate	5.5%	5.2%	5.2%
Rate of compensation increase	2.7%	3.3%	3.3%
Net periodic benefit cost
Discount rate	5.3%	5.2%	6.0%
Rate of compensation increase	2.8%	3.3%	3.5%
Expected long-term rate of return on plan assets	6.2%	9.5%	9.5%

Other post-retirement benefit plans	December 30, 2007	December 31, 2006	December 25, 2005
Accrued benefit obligation
Discount rate	5.6%	N/A	N/A
Rate of compensation increase	2.9%	N/A	N/A

Net periodic benefit cost
Discount rate	5.3%	N/A	N/A
Rate of compensation increase	3.0%	N/A	N/A

Effective January 1, 2008, the Company will use 6.3% as the expected return on plan assets, which reflects the current view of long-term investment returns.

The 2008 expected return on plan assets assumption is based on an analysis of the target asset allocation and expected return by asset class. This rate is adjusted for an equity risk premium and by 0.5% to take into consideration the active investment management of the plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

For measurement purposes, a 5.8% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 4.1% by 2013 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
Impact on net periodic benefit cost for other post-retirement benefit plans	$1	$(1)
Impact on accrued benefit obligation	13	(11)

NOTE 7.

OTHER OPERATING INCOME

Other operating expenses (income) are an aggregate of both recurring and occasional expenses (income) items and, as result, can fluctuate from year to year. The Company’s other operating expenses (income) include the following:

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
Gain on lawsuit settlement	$(39)	$—	$—
Gain on insurance claim	(12)	—	—
Gain on financial instruments	(18)	—	—
Foreign exchange gain	(5)	—	—
Antidumping and countervailing duties refund	—	(65)	—
Other, net	5	2	(8)

Other operating income	$(69)	$(63)	$(8)

On November 23, 2007, the Company won a judgement by the Supreme Court of Canada in a claim against ABB Inc. and Alstom Canada Inc. In a unanimous decision rendered on November 22, 2007 the Court ordered ABB Inc. and Alstom Canada Inc. to pay Domtar approximately $39 million in damages and interest relative to a 1989 lawsuit on matters regarding manufacturers liability, latent defects and disclosure responsibility involving the installation of a recovery boiler at the Windsor, Quebec facility.

During the year, the Company won a settlement of approximately $12 million for past insurance claims relative to the recovery of past legal expenses incurred related to Phenolic foam insulation warranty claims.

In conjunction with the Transaction, the various financial instruments of Domtar Inc. were recorded at fair value and, as such, did not meet the requirements for hedge accounting. As a result, Domtar Corporation accounts for these contracts at their fair value with resulting gains and losses being included as a component of Other operating income.

The U.S. and Canada reached a final settlement in 2006 to a long-standing trade dispute over Canadian exports of softwood lumber into the U.S. Under the settlement agreement, a Canadian export tax was instituted that replaced countervailing and antidumping duties imposed by the U.S., and Canadian softwood lumber exporters received refunds of approximately 81% of countervailing and antidumping duties paid between 2002 and 2006. The Company recorded a refund of countervailing and antidumping duties of $65 million in the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

FINANCING EXPENSES

The following table presents the components of financing expenses:

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
Interest on long-term debt	$142	$—	$—
Premium and fees on debt-for-debt exchange	50	—	—
Reversal of fair value increment on Canadian debentures	(25)	—	—
Receivables securitization (Note 10)	5	—	—
Amortization of debt issue costs and other	4	—	—

	176	—	—
Less: Income from short-term investments	5	—	—

	$171	$—	$—

NOTE 9.

INCOME TAXES

The Components of Domtar Corporation’s earnings (loss) before income taxes by taxing jurisdiction were:

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
U.S. earnings (loss)	$217	$(541)	$46
Foreign losses	(118)	(15)	(624)

Earnings (loss) before income taxes	$99	$(556)	$(578)

Provisions for income taxes include the following:

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
U.S. Federal and State:
Current	$102	$105	$35
Deferred	(30)	(55)	(40)

Foreign:
Current	—	—	2
Deferred	(43)	3	(97)

Income tax expense (benefit)	$29	$53	$(100)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

The provisions for income taxes of Domtar Corporation differ from the amounts computed by applying the statutory income tax rate of 35% to earnings (loss) before income taxes due to the following:

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
U.S. federal statutory income tax	$35	$(195)	$(202)
State and local income taxes, net of federal income tax benefit	10	7	1
Foreign income tax rate differential	5	(2)	120
Tax credits	(6)	(12)	(16)
Goodwill impairment	1	262	—
Tax rate changes	(15)	(3)	(4)
Uncertain tax positions	4	—	—
U.S. manufacturing deduction	(5)	(3)	(1)
Other	—	(1)	2

Income tax expense (benefit)	$29	$53	$(100)

During the first quarter of 2007 the income tax expense included an out-of-period adjustment which decreased expense by approximately $6 million. This out-of-period adjustment is the result of an omission to account for a change in Canadian federal tax rate which occurred in the second quarter of 2006. In addition during 2007, Domtar Corporation recognized an additional deferred tax benefit of $5 million resulting from a change in the federal rate in Canada, $3 million in South Carolina and $1 million in Texas. During 2006, Domtar Corporation recognized a deferred tax benefit of $3 million resulting from a change in the Texas state tax rate. During 2005, Domtar Corporation recognized deferred tax benefits of $3 million and $1 million resulting from a change in the Ohio state income tax law and a reduction in the British Columbia provincial corporate income tax rate, respectively. The benefits were due to the effect of the lower tax rates on accumulated temporary differences.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 30, 2007 and December 31, 2006 are comprised of the following:

	December 30, 2007	December 31, 2006
Accounting provisions	$90	$28
Asset impairments	—	144
Net operating loss carryforwards and other deductions	306	121
Pension and other employee future benefit plans	90	—
Inventory	34	10
Other	23	2

Gross deferred tax assets	543	305
Valuation allowance	(72)	(109)

Net deferred tax assets	471	196

Property, plant and equipment	(1,157)	(928)
Pension and other employee future benefit plans	—	(4)
Impact of foreign exchange on long-term debt and investments	(71)	—
Other	(37)	—

Total deferred tax liabilities	(1,265)	(932)

Total net deferred taxes	$(794)	$(736)

As a result of the Transaction, the Company has inherited federal net operating loss carry forwards and scientific research and experimental development expenditures not previously deducted of approximately of $1,147 million ($603 million in Canada and $544 million in the U.S). The March 7, 2007 transaction is considered to be an acquisition of control of Domtar Inc. for Canadian tax purposes and consequently part of the Canadian loss carry forwards amount has been utilized to increase the adjusted cost base of capital property with unrealized gains under paragraph 111(4)(e) of the Canadian Income Tax Act as well as increase the tax basis of depreciable property. At March 7, 2007 after the reallocation of losses and other adjustments, the Company has inherited federal net operating loss carry forwards and scientific research and experimental development expenditures not previously deducted of approximately $773 million ($213 million in Canada and $560 million in the U.S).

At December 30, 2007, Domtar Corporation had U.S. federal net operating loss carryforwards of $465 million that expire between 2017 and 2021 and Canadian federal losses and scientific research and experimental development expenditures not previously deducted in the amount of $260 million. Canadian losses in the amount of $118 million will begin to expire in 2025. The U.S. federal net operating losses are subject to annual limitations, including Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets in the U.S., notwithstanding the annual limitation of Section 382 of the Internal Revenue Code. However, the Company has established a valuation allowance against Domtar Inc.’s Canadian losses inherited at the time of acquisition of control on March 7, 2007 for which utilization is uncertain.

We do not provide for a U.S. income tax liability on undistributed earnings of our Canadian subsidiaries. The earnings of the Canadian subsidiaries, which reflect full provision for Canadian income taxes, are currently indefinitely reinvested in Canadian operations or will be remitted substantially free of additional tax to Domtar Corporation.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 had no impact on the consolidated financial statements of the Company. At December 30, 2007, the Company had gross unrecognized tax benefits of approximately $40 million. If recognized in 2008, $32 million of these tax benefits would impact goodwill and $5 million would impact the effective tax rate. If recognized after 2008, these tax benefits would impact the effective tax rate.

December 30, 2007
Balance at beginning of year	$—
Domtar Inc. March 7, 2007 opening balances (Note 3)	35
Additions based on tax positions related to current year	4
Foreign exchange impact	2
Federal rate changes	(1)

Balance at end of year	$40

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no accrual for interest and penalties associated with unrecognized tax benefits at December 30, 2007.

In 2008, the Company and its subsidiaries will file three separate consolidated U.S. federal income tax returns for 2007 as well as returns in various states and in Canada. At December 30, 2007, the Company’s subsidiaries may be subject to U.S. and Canadian federal income tax examinations for the tax years 2002 through 2006, with years prior to 2003 being closed from a cash tax liability standpoint in the U.S. In addition, the Company’s subsidiaries are undergoing tax audits in various state and foreign jurisdictions for the years 2000 to 2006. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition. During December 2007, the Company has received a draft statement of adjustments related to the income tax examination by the Canada Revenue Agency of its Canadian subsidiary Domtar Inc. for 2003, 2004 and 2005. The draft statement of adjustments is not expected to have a significant impact to the results of the operations and financial condition. The Company does not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, audit outcomes and the timing of audit settlement are subject to significant uncertainty.

TAX SHARING AGREEMENT

In conjunction with the Transaction, the Company signed a Tax Sharing Agreement that governs both Weyerhaeuser and the Company’s rights and obligations after the Transaction with respect to taxes for both pre

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

•	the redemption, recapitalization, repurchase or acquisition by the Company of the capital stock;

•	the issuance by the Company of capital stock or convertible debt;

•	the liquidation of the Company;

•	the discontinuance of the operations of the Weyerhaeuser Fine Paper Business;

•	the sale or disposition (other than in the ordinary course of business) of all or a substantial part of the Weyerhaeuser Fine Paper Business; or

•	other actions, omissions to act or transactions that could jeopardize the tax-free status of the Distribution.

NOTE 10.

RECEIVABLES

The following table presents the components of receivables:

	December 30, 2007	December 31, 2006
Trade receivables	$315	$325
Notes receivables	—	1
Subordinate interest in securitized receivables	130	—
Allowance for doubtful accounts	(9)	(2)
Sales taxes receivable	39	—
Other receivables	67	16

Receivables	$542	$340

RECEIVABLES SECURITIZATION

The Company uses securitization of the receivables as a source of financing by reducing its working capital requirements. The Company’s securitization program consists of the sale of receivables, or the sale of a senior beneficial interest in them, to special purpose trust managed by a financial institution for multiple sellers of receivables. The agreement governing the Company’s receivables securitization program normally allows the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

daily sale of new receivables to replace those that have been collected. The agreement also limits the cash that can be received from the sale of the senior beneficial interest. The subordinated interest retained by the Company is included in “Receivables” on the Consolidated balance sheet and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

The Company retains responsibility for servicing the receivables sold but does not record a servicing asset or liability as the fees received by the Company for this service approximate the fair value of the services rendered.

In 2007, a net charge of $5 million (2006 – nil; 2005 – nil) resulted from the programs described below and was included in “Financing expenses.”

The Company has a three-year agreement maturing in 2011, including both U.S. and Canadian receivables. The maximum cash consideration that can be received from the sale of receivables under this combined agreement is $150 million.

The following balances were outstanding under this program:

December 30, 2007
Securitized receivables	$260
Senior beneficial interest held by third parties	(130)

Subordinate interest in securitized receivables retained by Domtar	$130

In 2007, the net cash inflow from the sale of senior beneficial interests in the U.S. and Canadian receivables was nil.

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 30, 2007	December 31, 2006
Work in process and finished goods	$586	$335
Raw materials	136	15
Operating and maintenance supplies	214	170

	$936	$520

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

GOODWILL

The carrying value of goodwill and changes in the carrying value are as follows:

	December 30, 2007	December 31, 2006
Balance at beginning of year	$14	$763
Impairment of goodwill	(4)	(749)
Acquisition of Domtar Inc. (NOTE 3)	300	—
Impact of foreign exchange	62	—

Balance at end of year	$372	$14

The goodwill at December 30, 2007 is all related to the Paper segment. (December 31, 2006—$10 million related to Papers and $4 million related to Wood).

The goodwill resulting from the acquisition of Domtar Inc. as well as the goodwill impairment were not deductible for income tax purposes and represent a permanent book-tax difference. As a result, no tax benefit has been recognized for the goodwill and goodwill impairment charge.

Domtar performed its annual impairment test of goodwill during the fourth quarter, in accordance with SFAS 142 “Goodwill and Other Intangible Assets.” As a result, the Company determined that the Wood segment goodwill was impaired, necessitating an impairment charge of $4 million. The impairment was largely due to the deterioration of economic conditions in the Wood segment.

In April 2006, Weyerhaeuser announced that it was considering alternatives for some of its business units that ranged from continuing to hold and operate the assets to a possible sale or other disposition. In connection with the announcement, Weyerhaeuser received information that indicated that the carrying value of certain business units exceeded the fair value. Based on an evaluation of the assets and liabilities of the Company, it was concluded that the implied value of the Company’s goodwill relating to the paper segment, was $10 million. As a result of the above, a charge of $749 million was recorded in the first quarter of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 30, 2007	December 31, 2006
Machinery and equipment	3-20	$7,897	$5,718
Buildings and improvements	10-40	1,318	831
Timber limits and land		334	33
Assets under construction		77	14
Other	3	59	100

		9,685	6,696
Less allowance for depreciation and amortization		(4,323)	(3,631)

		$5,362	$3,065

At December 30, 2007, a net carrying amount of $6 million (2006—nil) included in Buildings is held under capital leases ($8 million for cost (2006—nil) and $2 million for accumulated amortization (2006—nil)), a net carrying amount of $27 million (2006—$37 million) included in Machinery and equipment ($60 million for cost (2006—$67 million) and $33 million for accumulated amortization (2006—$30 million)) and a carrying amount of $4 million (2006—nil) included in Land is held under capital leases.

Subsequent to the decision to shut down one paper machine at its Dryden mill and the write-off of $92 million related to this paper machine, Domtar conducted a Step I impairment test on the remaining Dryden mill fixed assets during the fourth quarter of 2007. Estimates of undiscounted future cash flows used to test the recoverability of a long-lived asset included key assumptions related to trend prices, the 15-year forecasted exchange rate for the U.S. dollar and the estimated useful life of the long-lived assets. The trend prices were based on an analysis of external price trends, including published industry guidance. The forecasted Canadian-U.S. foreign exchange rate assumptions were based on independent market information, as well as analysis of historical data, trends and cycles. Domtar concluded that the recognition of an impairment loss for the Dryden mill was not required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	December 30, 2007
Intangible assets subject to amortization
Water rights	40	$15
Power purchase agreements	25	33
Customer relationships	20	9
Trade names	7	7
Supplier agreements	5	6
Natural gas contracts	4	17
Cutting rights	Units of production method	29

		116
Allowance for amortization		(5)

Total intangible assets		$111

The aggregate amortization expense for the year ended December 30, 2007 amounted to $5 million.

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2008	2009	2010	2011	2012
Amortization expense related to intangible assets	$8	$8	$9	$9	$5

NOTE 15.

OTHER ASSETS

The following table presents the components of other assets:

	December 30, 2007	December 31, 2006
Pension asset—defined benefit pension plans (Note 6)	$38	$16
Unamortized debt issue costs	23	—
Deferred income tax assets	27	—
Investments and advances	15	—
Other	2	14

	$105	$30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

CLOSURE AND RESTRUCTURING COSTS

On December 13, 2007, Domtar Corporation announced that it will close its Port Edwards, Wisconsin mill as well as reorganize production at its Dryden, Ontario facility. These measures will result in a permanent curtailment of Domtar’s annual paper production capacity by approximately 336,000 tons. Approximately 625 employees at these facilities will be affected by these decisions.

On July 31, 2007, Domtar Corporation announced that it will permanently close two paper machines, one at the Woodland, Maine pulp and paper mill and another at the Port Edwards, Wisconsin pulp and paper mill as well as the Gatineau, Quebec paper mill and the converting center in Ottawa, Ontario. In total, these closures will result in the permanent curtailment of approximately 284,000 tons of paper capacity per year and will affect approximately 430 employees.

Closure and restructuring costs, including impairment of property, plant and equipment	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
Impairment of property, plant and equipment	$92	$—	$499
Termination benefits	5	—	43
Inventory obsolescence	6
Loss (gain) on curtailment of pension benefits	—	2	(8)
Restructuring costs	—	—	3
Other closure costs	3	13	—

Total closure and restructuring costs, including impairment of property, plant and equipment	$106	$15	$537

At December 30, 2007, $78 million of the paper segment closure and restructuring cost liability, identified below, relates to operations and activities of Domtar Inc., which was acquired by Domtar Corporation on March 7, 2007, and was part of a plan that had begun to be assessed and formulated by management at that date. As a result, these costs represent assumed liabilities and costs incurred as of the acquisition date and were treated as part of the purchase price allocation in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These closures also impacted the fair value of certain property, plant and equipment as part of the Domtar Inc. purchase price allocation as described in Note 3.

December 30, 2007

Balance at beginning of year	$2
Additions	80
Severance payments	(25)
Reversal of provision	(2)
Acquisition of Domtar Inc. (Note 3)	23
Effect of foreign currency exchange rate change	5

Balance at end of year	$83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

Other costs related to the above closures expected to be incurred over 2008 and 2009 include $7 million for demolition, training, relocation, outplacement and security costs. These costs will be expensed as incurred and are all included in the paper segment.

Closure and restructuring costs are based on management’s best estimates at December 30, 2007. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

In 2006, the Company recognized restructuring costs, which included Fine Paper facilities and restructuring activities at the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

In 2005, the Company recognized closure costs and impairment charges related to the closure of a pulp and paper facility and a fine paper machine. Additionally, the Company recognized impairment charges for Big River and Wapawekka, Saskatchewan, sawmills as they sold chips and hog fuel to the closed pulp and paper facility and did not have an alternate market for such residuals.

NOTE 17.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 30, 2007	December 31, 2006
Trade payables	$460	$118
Payroll-related accruals	172	74
Accrued interest	14	—
Payables on capital projects	11	—
Pension liability—defined benefit pension plans (Note 6)	3	—
Liability—other post-retirement benefit plans (Note 6)	5	—
Provision for environment and other asset retirement obligations (Note 21)	21	—
Closure and restructuring costs liability (Note 16)	50	2
Other	29	56

	$765	$250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

LONG-TERM DEBT

	Maturity	Nominal Amount	Currency	December 30, 2007	December 31, 2006
Unsecured debentures and notes
10% Debentures	2011	$2	CDN	$2	$—
7.875% Notes	2011	600	US	630	—
5.375% Notes	2013	350	US	323	—
7.125% Notes	2015	400	US	398	—
9.5% Notes	2016	125	US	138	—
10.85% Debentures	2017	1	CDN	1	—
Secured term loan facility	2014		US	643	—
Secured revolving credit facility	2012		US	50	—
Capital lease obligations	2007 - 2028			39	39
Other				6	5

				2,230	44
Less: Due within one year				17	12

				$2,213	$32

Principal long-term debt repayments, including capital lease obligations, in each of the next five years amounted to:

	Long-term debt	Capital leases
2008	$12	$8
2009	10	7
2010	8	6
2011	610	4
2012	58	4
Thereafter	1,479	26

	2,177	55
Less: Amounts representing interest	—	(16)

Total payments, excluding the fair value increment of $14 million	$2,177	$39

UNSECURED DEBENTURES AND NOTES

In November 2007, certain of Domtar Inc.’s bondholders elected to exchange their Domtar Inc. bonds for Domtar Corporation bonds with the same maturity and interest rate pursuant to an exchange offer. The amounts exchanged were 99.96% of the outstanding principal amount of 7.875% Notes due 2011, 99.55% of the outstanding principal amount of 5.375% Notes, 99.93% of the outstanding principal amount of 7.125% Notes, and 99.30% of the outstanding principal amount of 9.5% Notes.

CDN$80 million aggregate principal amount of the 10% Debentures, representing approximately 97.32% of the amount outstanding, and CDN$74 million aggregate principal amount of the 10.85% Debentures,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

representing approximately 99.33% of the amount outstanding, were repurchased by Domtar in December 2007 at a cash cost totalling CDN$194 million pursuant to a tender offer to holders. This repurchase was not mandatory but at the holders’ option.

BANK FACILITY

On March 7, 2007, the Company, Domtar Paper Company, LLC and Domtar Inc. entered into a new credit agreement, which consisted of an $800 million senior secured tranche B term loan facility and a $750 million senior secured revolving credit facility. Borrowings by the Company and Domtar Paper Company LLC (the U.S. borrowers) under the senior revolving credit facility are made available in U.S. dollars and borrowings by Domtar Inc. under the senior revolving credit facility will be made available in U.S. dollars and/or Canadian dollars and limited to $150 million (or the Canadian equivalent thereof). Upon the closing of the Transactions, the Company borrowed $800 million under the Term loan B facility and $60 million under the revolving loan facility. The borrowing proceeds from the new credit facility, combined with cash on hand that was advanced from Domtar Inc., served mainly to repay a temporary borrowing of $1.35 billion incurred by the Company as part of the Transaction.

Amounts drawn under the tranche B term loan facility bear annual interest at either a eurodollar rate plus a margin of 1.375%, or an alternate base rate plus a margin of 0.375%. Amounts drawn under the revolving credit facility bear annual interest at either a eurodollar rate plus a margin of between 1.25% and 2.25%, or an alternate base rate plus a margin of between 0.25% and 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in U.S. dollars bear annual interest at either a eurodollar rate plus a margin of between 1.25% and 2.25%, or a U.S. base rate plus a margin of between 0.25% and 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in Canadian dollars bear annual interest at the Canadian prime rate plus a margin of between 0.25% and 1.25%. Domtar Inc. may also issue bankers’ acceptances denominated in Canadian dollars which are subject to an acceptance fee, payable on the date of acceptance, which is calculated at a rate per annum equal to between 1.25% and 2.25%. The interest rate margins and the acceptance fee, in each case, with respect to the revolving credit facility are subject to adjustments based on the Company’s consolidated leverage ratio.

The tranche B term loan facility matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan facility amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date.

At December 30, 2007, borrowings under the tranche B term loan facility had been reduced from the initial $800 million to $643 million. There was $50 million of borrowings under the revolving credit facility. In addition, at December 30, 2007, the Company had outstanding letters of credit pursuant to this bank credit for an amount of $46 million. The Company also has other outstanding letters of credit for an amount of $2 million.

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, dividends and other payments in respect of capital stock, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions, changes in lines of business, and the proposed amendments to the transaction documents to the extent that any such amendment would be materially adverse to the interests of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

lenders. As long as the revolving credit commitments are outstanding, the Company is required to comply with a consolidated EBITDA (as defined) to consolidated cash interest coverage ratio of greater than 2.50x and a consolidated debt to consolidated EBITDA ratio of less than 4.75x, decreasing to 4.5x on December 31, 2008. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice.

The Company’s direct and indirect, existing and future, U.S. wholly-owned subsidiaries serve as guarantors of the senior secured credit facilities for any obligations thereunder of the U.S. borrowers, subject to agreed exceptions. Domtar Inc.’s direct and indirect, existing and future, wholly-owned subsidiaries, as well as the Company and its subsidiaries, serve as guarantors of Domtar Inc.’s obligations as a borrower under the senior secured credit facilities, subject to agreed exceptions. Domtar Inc. does not guarantee Domtar Corporation’s obligation under the credit Agreement.

The obligations of the Company in respect of the senior secured credit facilities are secured by all of the equity interests of the Company’s direct and indirect U.S. subsidiaries, other than 65% of the equity interests of the Company’s direct and indirect “first-tier” foreign subsidiaries, subject to agreed exceptions, and a perfected first priority security interest in substantially all of the Company’s and its direct and indirect U.S. subsidiaries’ tangible and intangible assets. The obligations of Domtar Inc., and the obligations of the non-U.S. guarantors, in respect of the senior secured credit facilities also are secured by all of the equity interests of the Company’s direct and indirect subsidiaries, subject to agreed exceptions, and a perfected first priority security interest, lien and hypothec in the inventory of Domtar Inc., its immediate parent, and its direct and indirect subsidiaries.

NOTE 19.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	December 30, 2007	December 31, 2006
Liability—other post-retirement benefit plans (Note 6)	$110	$—
Pension liability—defined benefit pension plans (Note 6)	182	1
Provision for environment and other asset retirement obligations (Note 21)	98	20
Provision for contracts assumed	19	—
Worker’s compensation	6	—
Other	25	4

	$440	$25

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. At December 30, 2007, Domtar has estimated the net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

present value of its asset retirement obligations to be $39 million (2006 – $16 million); the present value was based on probability weighted undiscounted cash outflows of $112 million. The majority of asset retirement obligations are estimated to be settled prior to December 31, 2030. However, some settlement scenarios call for obligations to be settled as late as December 31, 2047. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 4.50% and 12.00%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 30, 2007	December 31, 2006
Asset retirement obligations, beginning of year	$16	$17
Acquisition of Domtar Inc. (Note 3)	21	—
Revisions to estimated cash flows	1	(1)
Settlements	(2)	(1)
Accretion expense	3	1

Asset retirement obligations, end of year	$39	$16

NOTE 20.

SHAREHOLDERS’ EQUITY

The authorized stated capital consists of the following:

PREFERRED SHARES

Twenty million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 30, 2007 or December 31, 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

number of votes equal to the number of outstanding exchangeable shares of Domtar (Canada) Paper Inc. for which the Trustee holder has received voting instructions. The Trustee holder will not be entitled to receive dividends or distributions in its capacity as holder or owner thereof.

SHAREHOLDER RIGHTS PLAN

Subsequent to the Transaction, the Company entered into a rights agreement under which the shares of the Company’s common stock will include certain attached rights associated with a significant change in beneficial ownership of the Company. Under the rights agreement, one right is attached to each share of the Company’s common stock outstanding, but is not detachable until a distribution triggering event. The rights will not be exercisable before a distribution triggering event and will expire on March 7, 2009.

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

No cash dividend was declared on these shares in 2007. The changes in the number of outstanding common stock and their aggregate stated value from January 1, 2007 to December 30, 2007, were as follows:

	December 30, 2007
Common stock	Number of shares	$
Balance at beginning of year	1,000	—
Shares issued
Business Unit (Note 1)	284,067,852	3
Domtar Inc. (Note 3)	155,947,307	2
Stock options	295,416	—
DSU conversions	106,912	—
Conversion of exchangeable shares	30,751,472	—

Balance at the end of year	471,169,959	5

EXCHANGEABLE SHARES

Upon the consummation of the Transaction as described in Note 1, Domtar Inc. shareholders could either receive common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As such, a total of 44,252,831 common stock remains reserved for future issuance for the exchangeable shares of Domtar (Canada) Paper Inc. outstanding at December 30, 2007. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economic equivalent to shares of the Company’s common stock. The rights, privileges, restrictions and conditions attaching to the exchangeable shares include the following:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

NOTE 21.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

During the first quarter of 2006, the Company closed the pulp and paper mill in Prince Albert, Saskatchewan and the Big River sawmill in Prince Albert, Saskatchewan due to poor market conditions. The Company has not determined at this time whether the facilities will be reopened, sold or permanently closed. In the event the facilities are permanently closed, the Province of Saskatchewan may require active decommissioning and reclamation at one or both facilities. In the event decommissioning and reclamation is required at either facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts.

In 2007, the Company’s operating expenses for environmental matters, as described in Note 1, amounted to $85 million.

The Company made capital expenditures for environmental matters of $11 million in 2007, for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. At this time, the Company cannot reasonably estimate the additional capital expenditures that may be required. However, management expects any additional required expenditure would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement (the “Settlement Agreement”) which provides that while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement does not address all of the plaintiff’s claims as that cannot be reasonably determined at this time. Due to the complexity in the implementation of the Settlement, the parties are currently renegotiating the terms and conditions of the Settlement. No party has exercised its right to terminate the Settlement. The Company has recorded a provision for the estimated settlement amount.

Domtar Inc. was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued a Request for Response Action (“RFRA”) to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant. The total cost of the likely remediation is estimated to be between $3 million and $7 million. Final allocation of remediation cost is expected to be determined in the second quarter of 2008. At December 30, 2007, the Company had a provision of $4 million for remediation costs.

At December 30, 2007, the Company had a provision of $119 million for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

At December 30, 2007, anticipated undiscounted payments in each of the next five years were as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Environmental provision and other asset retirement obligation	$21	$32	$14	$7	$7	$38	$119

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 30, 2007, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

Domtar Inc. is subject to a motion by Joachim Laferrière Électricien Inc., filed in the Quebec Superior Court on January 9, 2006, for authorization to bring a class action suit against Domtar Inc. and others for alleged damages relating to a conspiracy to fix prices of carbonless sheets during the period of January through December 2000 in the Province of Quebec, Canada. The claim seeks estimated compensatory damages in the amount of $50 million (CDN$50 million) plus estimated exemplary damages in the amount of $1 million to $5 million (CDN$1 million to CDN$5 million). Domtar is also subject to a motion by McLay & Company Inc. filed in Ontario Superior Court on January 11, 2006 for authorization to bring a class action suit against Domtar Inc. and others, for alleged inflated prices of carbonless sheets paper during the period of October 1999 through September 2000 in the Province of Ontario, Canada. These class actions have been settled in principle for an insignificant amount and are subject to Court approval. The amount had been previously provided for in the purchase price allocation related to the acquisition of Domtar Inc.

In the early part of 2006, the Company closed its pulp and paper mill in Prince Albert, Saskatchewan. Certain unionized parties filed a grievance against Weyerhaeuser following the shut down, alleging that certain post-closure actions taken by Weyerhaeuser violated their collective bargaining agreement. In particular, the union disputed the post-closure contracting with a third-party vendor to oversee on-site security at Prince Albert. In connection with the Transaction, the Company has assumed any liability with respect to this grievance. In November 2007, the Company was informed that the Government of the Province of Saskatchewan was not prepared to participate in the financing and redevelopment of the Prince Albert Facility into a Northern Bleached Softwood Kraft (“NBSK”) pulp mill producing 100% Forest Stewardship Council (FSC) certified softwood pulp for the North America and offshore markets, as set forth in the memorandum of understanding signed on September 12, 2007. As such, the Company has not determined whether these previously idled facilities will be reopened, sold or closed. In a separate grievance relating to the closure of the Prince Albert facility, which could result in liability in excess of $20 million, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its position with respect to these grievances and cannot be certain that it will not incur liability, which could be material, with respect to these grievances.

E.B. EDDY ACQUISITION

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have had to pay up to a maximum of $121 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was $111 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $111 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $111 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the liquidity, results of operations and financial condition.

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Minimum future payments under these operating leases and other commercial commitments, determined at December 30, 2007, were as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases	$29	$22	$16	$9	$5	$6	$87
Other commercial commitments	97	26	9	7	5	—	144

Total operating lease expense amounted to $31 million in 2007.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 30, 2007, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded a significant expense in the past.

NOTE 22.

FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 30, 2007		December 31, 2006
	Fair value	Carrying amount	Fair value	Carrying amount
Long-term debt	$2,162	$2,230	$44	$44

The fair value of the long-term debt, including the portion due within one year, is principally based on quoted market prices.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, its bank indebtedness, its bank credit facility and its long-term debt. The Company may manage this interest rate exposure by the use of derivative instruments such as interest rate swap contracts.

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit histories before granting credit and conducts regular reviews of existing customers’ credit performance.

The Company is also exposed to credit risk in the event of non-performance by counterparties to its financial instruments. The Company minimizes this exposure by entering into contracts with counterparties that are believed to be of high credit quality. Collateral or other security to support financial instruments subject to credit risk is usually not obtained. The credit standing of counterparties is regularly monitored.

FOREIGN CURRENCY RISK

In order to reduce the potential negative effects of a fluctuating Canadian dollar, the Company may enter into various arrangements to stabilize anticipated future net cash inflows denominated in U.S. dollars. Such arrangements are composed of forward foreign contracts and currency options purchased and sold. Forward foreign exchange contracts are contracts whereby the Company has the obligation to sell U.S. dollars at a specific rate. Currency options purchased are contracts whereby the Company has the right, but not the obligation, to sell U.S. dollars at the strike rate if the U.S. dollar trades below that rate. Currency options sold are contracts whereby the Company has the obligation to sell U.S. dollars at the strike rate if the U.S. dollar trades above that rate. No arrangements were outstanding at December 30, 2007 and December 31, 2006.

COST RISK

The Company purchases natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, the Company may utilize derivative financial instruments to fix the price of forecasted natural gas purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Changes in the fair value of the derivative financial instruments are allocated by the Company to individual facilities based on projected usage of natural gas. The Company recognizes its allocable share of the gains and losses on the Company’s derivative financial instruments in earnings when the forecasted purchases occur. A summary of amounts related to the Company’s hedging program follows:

	December 30, 2007	December 31, 2006
Unrealized losses not yet recognized in the consolidated statements of earnings (loss) at end of year	$—	$(9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23.

RELATED PARTY

Prior to the Transaction, the Weyerhaeuser Fine Paper Business was engaged in various transactions with Weyerhaeuser that were characteristic of a consolidated group under common control. For the years ended December 31, 2006 and December 25, 2005, the Business Unit purchased from Weyerhaeuser pulp, fiber and corrugated boxes for an amount of $209 million and $355 million, respectively, and sold pulp, paper and lumber for an amount of $91 million and $132 million, respectively.

NOTE 24.

SEGMENT DISCLOSURES

Following the Transaction, the Company operates in the three reportable segments described below. Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Papers—represents the aggregation of the manufacturing and distribution businesses, commercial printing and publication, and technical and specialty papers, as well as pulp.

•

Paper Merchants—involves the purchasing, warehousing, sale and distribution of various products made by the Company and by other manufacturers. These products include business and printing papers and certain industrial products.

•	Wood—comprises the manufacturing and marketing of lumber and wood-based value-added products and the management of forest resources.

The accounting policies of the reportable segments are the same as described in Note 1. The Company evaluates performance based on operating income, which represents sales, reflecting transfer prices between segments at fair value, less allocable expenses before financing expenses and income taxes. Segment assets are those directly used in segment operations.

The Company attributes sales to customers in different geographical areas on the basis of the location of the customer.

Long-lived assets consist of goodwill and property, plant and equipment used in the generation of sales in the different geographical areas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

SEGMENT DATA	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
Sales
Papers	$5,116	$3,143	$3,074
Paper Merchants	813	—	—
Wood	304	234	338

Total for reportable segments	6,233	3,377	3,412
Intersegment sales—Papers	(235)	—	(2)
Intersegment sales—Paper Merchants	(1)	—	—
Intersegment sales—Wood	(50)	(71)	(143)

Consolidated sales	5,947	3,306	3,267

Depreciation and amortization
Papers	444	302	341
Paper Merchants	2	—	—
Wood	25	9	16

Consolidated depreciation and amortization	471	311	357

Charges for closure of facilities, restructuring costs and impairments
Papers	105	765	461
Wood	5	(1)	77

Consolidated charges for closure of facilities, restructuring costs and impairments	110	764	538

Operating income (loss)
Papers	321	(608)	(492)
Paper Merchants	13	—	—
Wood	(63)	52	(86)
Corporate	(1)	—	—

Consolidated operating income (loss)	270	(556)	(578)
Interest expense	171	—	—

Earnings (loss) before income taxes	99	(556)	(578)
Income tax expense	29	53	(100)

Net earnings (loss)	$70	$(609)	$(478)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

SEGMENT DATA (CONTINUED)	December 30, 2007	December 31, 2006
Segment assets
Papers	$6,888	$3,933
Paper Merchants	108	—
Wood	320	65

Total for reportable segments	7,316	3,998
Corporate	432	—

Consolidated assets	$7,748	$3,998

	Year ended December 30, 2007	Year ended December 31, 2006	Year ended December 25, 2005
Additions to property, plant and equipment
Papers	$92	$64	$108
Paper Merchants	2	—	—
Wood	4	—	5

Total for reportable segments	98	64	113
Corporate	25	—	—

Consolidated additions to property, plant and equipment	123	64	113
Add: Change in payables on capital projects	(7)	—	—

Consolidated additions to property, plant and equipment per Consolidated cash flows	$116	$64	$113

Geographic information
Sales
United States	$4,841	$2,791	$2,663
Canada	742	515	559
Other foreign countries	364	—	45

	$5,947	$3,306	$3,267

	December 30, 2007	December 31, 2006
Property, plant and equipment and goodwill
United States	$3,760	$2,324
Canada	1,974	755

	$5,734	$3,079

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25.

SALE OF WOOD BUSINESS

On January 7, 2008, Domtar announced that Domtar Inc. and Conifex Inc. have terminated the agreement announced June 22, 2007, relating to the sale of Domtar Inc.’s forest products business. Conifex was to acquire sawmills and other forest operations situated in Ontario and Quebec. Both parties recognized that closing conditions had not been met pursuant to the terms of the agreement.

Domtar intends to continue to seek opportunities to maximize the value of these assets as well as pursue initiatives to improve their operational efficiency.

NOTE 26.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3.10 of Regulation S-X, in connection with the Company’s issuance of debt securities in exchange for outstanding debt securities of Domtar Inc, a wholly-owned subsidiary of the Company. Pursuant to this exchange transaction, the securities that were issued (the “Guaranteed Debt”) were fully and unconditionally guaranteed by Domtar Paper Company, LLC, a wholly-owned subsidiary of the Company (“Guarantor Subsidiary”) and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations. The Guaranteed Debt will not be guaranteed by the Guarantor Subsidiary’s own wholly-owned subsidiaries; namely Domtar Delaware Investments Inc, Domtar Delaware Holdings Inc and Domtar Delaware Holdings LLC (and subsidiaries including Domtar Inc.) (collectively the “Non-Guarantor Subsidiaries” and the successor to the Weyerhaeuser Fine Paper Business Canadian Operations).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at December 30, 2007 and December 31, 2006 and the statements of earnings (loss), and cash flows for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 for Domtar Corporation (the “Parent Company”), and for the Guarantor Subsidiary and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects, for 2007 fiscal periods, the investments of the Parent Company in the Guarantor Subsidiary as well the investments of the Guarantor Subsidiary in the Non-Guarantor Subsidiaries, in both cases using the equity method. The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from the business acquisition in Note 3 have been pushed down to the applicable subsidiary columns.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Year ended December 30, 2007
	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$—	$3,214	$2,925	$(192)	$5,947
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,589	2,360	(192)	4,757
Depreciation and amortization	—	227	244	—	471
Selling, general and administrative	16	196	196	—	408
Impairment of property, plant and equipment	—	—	92	—	92
Impairment of goodwill	—	—	4	—	4
Closure and restructuring costs	—	—	14	—	14
Other operating expenses (income)	(2)	6	(73)	—	(69)

	14	3,018	2,837	(192)	5,677

Operating income (loss)	(14)	196	88	—	270
Interest expense	66	43	62	—	171

Earnings (loss) before income taxes	(80)	153	26	—	99
Income tax expense (benefit)	(33)	49	13	—	29
Share in earnings of equity accounted investees	117	13	—	(130)	—

Net earnings (loss)	$70	$117	$13	$(130)	$70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2006
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$2,656	$978	$(328)	$3,306
Operating expenses
Cost of sales, excluding depreciation and amortization	2,095	904	(323)	2,676
Depreciation and amortization	232	79	—	311
Selling, general and administrative	144	30	—	174
Impairment of goodwill	749	—	—	749
Closure and restructuring costs	1	14	—	15
Other operating expenses (income)	5	(68)	—	(63)

	3,226	959	(323)	3,862

Operating income (loss)	(570)	19	(5)	(556)

Earnings (loss) before income taxes	(570)	19	(5)	(556)
Income tax expense	50	3	—	53

Net earnings (loss)	$(620)	$16	$(5)	$(609)

	Year ended December 25, 2005
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Sales	$2,570	$1,078	$(381)	$3,267
Operating expenses
Cost of sales, excluding depreciation and amortization	2,106	1,061	(383)	2,784
Depreciation and amortization	235	122	—	357
Selling, general and administrative	150	24	—	174
Impairment of property, plant and equipment	—	499	—	499
Impairment of goodwill	—	1	—	1
Closure and restructuring costs	1	37	—	38
Other operating expenses (income)	2	(10)	—	(8)

	2,494	1,734	(383)	3,845

Operating income (loss)	76	(656)	2	(578)

Earnings (loss) before income taxes	76	(656)	2	(578)
Income tax benefit	(5)	(95)	—	(100)

Net earnings (loss)	$81	$(561)	$2	$(478)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 30, 2007
	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$9	$22	$40	$—	$71
Receivables	—	332	210	—	542
Inventories	—	404	532	—	936
Prepaid expenses	—	3	11	—	14
Income and other taxes receivable	—	36	17	—	53
Intercompany accounts	—	427	578	(1,005)	—
Deferred income taxes	5	21	156	—	182

Total current assets	14	1,245	1,544	(1,005)	1,798
Property, plant and equipment, at cost	—	4,188	5,497	—	9,685
Accumulated depreciation	—	(2,139)	(2,184)	—	(4,323)

Net property, plant and equipment	—	2,049	3,313	—	5,362
Goodwill	—	—	372	—	372
Intangible assets, net of amortization	—	—	111	—	111
Investments in affiliates	5,465	1,881	15	(7,361)	—
Intercompany advances	2	450	659	(1,111)	—
Other assets	23	—	82	—	105

Total assets	5,504	5,625	6,096	(9,477)	7,748

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	32	31	—	63
Trade and other payables	15	251	499	—	765
Intercompany accounts	403	175	427	(1,005)	—
Income and other taxes payable	—	—	50	—	50
Long-term debt due within one year	8	5	4	—	17

Total current liabilities	426	463	1,011	(1,005)	895
Long-term debt	2,173	24	16	—	2,213
Intercompany long-term loans	—	1,111	—	(1,111)	—
Deferred income taxes	—	620	383	—	1,003
Other liabilities and deferred credits	1	59	380	—	440
Shareholders’ equity	2,904	3,348	4,306	(7,361)	3,197

Total liabilities and shareholders’ equity	$5,504	$5,625	$6,096	$(9,477)	$7,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2006
	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$1	$—	$1
Receivables	300	40	—	340
Inventories	428	102	(10)	520
Prepaid expenses	3	3	—	6
Deferred income taxes	21	1	—	22

Total current assets	752	147	(10)	889
Property, plant and equipment, at cost	4,233	2,463	—	6,696
Accumulated depreciation	(1,916)	(1,715)	—	(3,631)

Net property, plant and equipment	2,317	748	—	3,065
Goodwill	11	3	—	14
Other assets	—	30	—	30

Total assets	3,080	928	(10)	3,998

Liabilities and shareholders’ equity
Current liabilities
Trade and other payables	191	59	—	250
Income and other taxes payable	—	6	—	6
Long-term debt due within one year	6	6	—	12

Total current liabilities	197	71	—	268
Long-term debt	32	—	—	32
Deferred income taxes	698	60	—	758
Other liabilities and deferred credits	13	12	—	25
Shareholders’ equity	2,140	785	(10)	2,915

Total liabilities and shareholders’ equity	$3,080	$928	$(10)	$3,998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 30, 2007
	Parent	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Operating activities
Net earnings (loss)	$70	$117	$13	$(130)	$70
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	274	(54)	186	130	536

Cash flows provided from (used for) operating activities	344	63	199	—	606

Investing activities
Additions to property, plant and equipment	—	(14)	(102)	—	(116)
Proceeds from disposals of property, plant and equipment	—	—	29	—	29
Business acquisitions—cash acquired	—	—	573	—	573
Increase in long-term advances to related parties	—	(663)	(604)	—	(1,267)
Decrease in long-term advances to related parties	663	604	—	—	1,267
Other	—	—	(1)	—	(1)

Cash flows provided from (used for) investing activities	663	(73)	(105)	—	485

Financing activities
Net change in bank indebtedness	—	32	(53)	—	(21)
Drawdown of revolving bank credit	50	—	—	—	50
Issuance of short-term debt	1,350	—	—	—	1,350
Issuance of long-term debt	800	—	—	—	800
Repayment of short-term debt	(1,350)	—	—	—	(1,350)
Repayment of long-term debt	(310)	—	(1)	—	(311)
Debt issue costs	(39)	—	—	—	(39)
Premium on redemption of long-term debt	(40)	—	—	—	(40)
Repurchase of minority interest	(28)	—	—	—	(28)
Distribution to Weyerhaeuser prior to March 7, 2007	(1,431)	—	—	—	(1,431)
Other	—	—	(5)	—	(5)

Cash flows provided from (used for) financing activities	(998)	32	(59)	—	(1,025)

Net increase in cash and cash equivalents	9	22	35	—	66
Translation adjustments related to cash and cash equivalents	—	—	4	—	4
Cash and cash equivalents at beginning of period	—	—	1	—	1

Cash and cash equivalents at end of period	$9	$22	$40	$—	$71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2007

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2006
	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated
Operating activities
Net earnings (loss)	$(620)	$16		$(5)	$(609)
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	892	69	5		966

Cash flows provided from operating activities	272	85	—		357

Investing activities
Additions to property, plant and equipment	(50)	(14)	—		(64)
Proceeds from disposals of property, plant and equipment	1	—	—		1

Cash flows used for investing activities	(49)	(14)	—		(63)

Financing activities
Distribution to Weyerhaeuser	(218)	(69)	—		(287)
Debt and capital lease payments	(5)	(2)	—		(7)

Cash flows used for financing activities	(223)	(71)	—		(294)

Net decrease in cash and cash equivalents	—	—	—		—
Cash and cash equivalents at beginning of year	—	1	—		1

Cash and cash equivalents at end of year	$—	$1	$—		$1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 25, 2005
	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated
Operating activities
Net earnings (loss)	$81	$(561)	$2		$(478)
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	115	555	(2)		668

Cash flows provided from (used for) operating activities	196	(6)	—		190

Investing activities
Additions to property, plant and equipment	(71)	(42)	—		(113)
Proceeds from disposals of property, plant and equipment	4	—	—		4

Cash flows used for investing activities	(67)	(42)	—		(109)

Financing activities
Distribution to (from) Weyerhaeuser	(124)	48	—		(76)
Debt and capital lease payments	(5)	(1)	—		(6)

Cash flows provided from (used for) financing activities	(129)	47	—		(82)

Net decrease in cash and cash equivalents	—	(1)	—		(1)
Cash and cash equivalents at beginning of year	—	2	—		2

Cash and cash equivalents at end of year	$—	$1	$—		$1

Domtar Corporation
Interim Financial Results (Unaudited)
(in millions of US dollars, unless otherwise noted)

2007	1st Quarter(a)		2nd Quarter	3rd Quarter	4th Quarter	Year
Sales	$1,051		$1,583 (b)	$1,660	$1,653	$5,947
Operating income	71		69	123	7 (c)	270
Earnings (loss) before income taxes	60		22	75	(58)	99
Net earnings (loss)	49		11	36	(26)	70
Basic net earnings (loss) per share	0.14		0.02	0.07	(0.05)	0.15
Diluted net earnings (loss) per share	0.14		0.02	0.07	(0.05)	0.15
Dividends per share	—		—	—	—	—

2006	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter	Year
Sales	$829		$809	$795	$873	$3,306
Operating income (loss)	(747	) (d)	(21)	69	143	(556)
Earnings (loss) before income taxes	(747)		(21)	69	143	(556)
Net earnings (loss)	(747)		(12)	48	102	(609)
Basic net earnings (loss) per share	(2.63)		(0.04)	0.17	0.36	(2.14)
Diluted net earnings (loss) per share	(2.63)		(0.04)	0.17	0.36	(2.14)
Dividends per share	—		—	—	—	—

(a)	The results for the 1st quarter of 2007 include the results of Domtar Inc., following the acquisition, starting on March 7, 2007.

(b)	The sales for the 2nd quarter of 2007 have been restated to reflect certain intercompany sales that were not properly eliminated against cost of sales. The effect of correcting this item would have been to decrease both sales and cost of sales in the amount of $37 million.

(c)	The operating income for the 4th quarter of 2007 includes an impairment of property, plant and equipment relating to the reorganization of the Dryden, Ontario facility of $92 million and an impairment of goodwill relating to the Wood reportable segment of $4 million,

(d)	The operating loss for the 1st quarter of 2006 includes an impairment of goodwill relating to the Paper reportable segment of $749 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A. CONTROLS	AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Transition to New Public Company

As discussed in detail under the caption “The Transaction” in Note 1 of the financial statements (refer to Part II, Item 8), on March 7, 2007, we completed a transaction pursuant to which we became an independent public holding company that, directly or indirectly through our subsidiaries, owns both the Weyerhaeuser Fine Paper Business and Domtar Inc. In connection with the Transaction we entered into a Transition Services Agreement (“TSA”) with Weyerhaeuser to provide services to us relating to finance and administration, human resources and payroll, and information technology to enable us to manage an orderly transition in the operation of the Weyerhaeuser Fine Paper Business. Pursuant to the TSA, certain financial and accounting information used to complete our financial statements for fiscal year 2007, and the comparable period of 2006 was prepared by Weyerhaeuser based on Weyerhaeuser systems and controls.

There were many complexities arising from the Transaction that impacted the preparation of our financial information including the timing of the closing of the Transaction late in the first quarter and the related availability of the financial systems and related system conversion, and the allocation of the purchase price of Domtar Inc. to its assets and application of purchase accounting. In addition, in conjunction with the TSA with Weyerhaeuser, additional time was required to obtain certain key information and supporting documentation necessary to complete our review of all financial statement accounts. Our disclosure controls and procedures include extensive management and senior management review of all financial matters and disclosures before any public filing is made.

During the fourth quarter 2007, we completed the process of integrating the procedures and practices we inherited from Weyerhaeuser (with respect to the Weyerhaeuser Fine Paper Business) and from Domtar (with respect to the Domtar business) with respect to finance and administration previously under the TSA. Human resources and payroll procedures and practices previously under the TSA agreement were integrated in late December 2007. We expect to integrate the procedures and practices currently covered under the information technology portion of the TSA in the fourth quarter of 2008.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was performed, as of December 30, 2007, by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2007, our disclosure controls and procedures were effective at a reasonable assurance level.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

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

These control deficiencies resulted in adjustments to the April 1, 2007 interim financial statements and a delay in the filing of that Quarterly Report on Form 10-Q for our first quarter of 2007. These material weaknesses were remediated as of December 30, 2007.

Remediation of the Material Weaknesses

The Company has hired additional professional financial and accounting staff and engaged temporary professional resources to help review the accounting records prepared under the TSA as well as to help to integrate the procedures and practices. During the fourth quarter 2007, we completed the process of integrating the procedures and practices we inherited from Weyerhaeuser (with respect to the Weyerhaeuser Fine Paper Business) and from Domtar (with respect to the Domtar business) with respect to finance and administration previously under the TSA. Human resources and payroll procedures and practices previously under the TSA agreement were integrated in late December 2007. These changes have materially affected our internal control over financial reporting. We believe that we have controls over the completeness and accuracy of financial information produced both under the TSA and by the Corporation that are designed to be effective and that these controls have been in place for a sufficient period of time to demonstrate operating effectiveness.

ITEM 9B.	OTHER INFORMATION

The Company has nothing to report under this item.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation,” “Election of Directors” and “Section 16(a) Beneficial ownership reporting compliance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is presented in Part I, Item 1, Our Business, of this Form 10-K under the caption “Our Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation discussion and analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security ownership of certain beneficial owners, directors and officers” in our Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation—Board Independence” and “Governance of the Corporation—Certain relationships and related transactions” in our Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of appointment of independent registered public accounting firm” and “Independent registered public accounting firm fees” in our Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements—See Item 8, Financial Statements and Supplementary Data

2.	Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Item 8—or is not applicable

3.	Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2007)

4.1

Form of Rights Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

4.2

Form of Indenture among Domtar Corp., Domtar Paper Company, LLC and The Bank of New York, as trustee, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.125% Notes due 2011, (iv) 9.5% Notes due 2016, (v) Cdn 10% Notes due 2011 and (vi) Cdn 10.85% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, Amendment No.1 filed with the SEC on October 16, 2007.)

4.3

Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors parties thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.125% Notes due 2011, (iv) 9.5% Notes due 2016, (v) Cdn 10% Notes due 2011 and (vi) Cdn 10.85% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

Exhibit Number	Exhibit Description

4.4

Second Supplemental Indenture, dated February 20, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantor party thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.125% Notes due 2011, (iv) 9.5% Notes due 2016, (v) Cdn 10% Notes due 2011 and (vi) Cdn 10.85% Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

9.1	Form of Voting and Exchange Trust Agreement (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)
10.1	Form of Tax Sharing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.2	Form of Transition Services Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.3

Form of Pine Chip Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.4

Form of Hog Fuel Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.5

Form of Slush Pulp Sales Agreement (Columbus, Mississippi) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.6

Form of Site Services Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.7

Form of Site Services Agreement (Kamloops, British Columbia) (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.8

Form of Site Services Agreement (Columbus, Mississippi) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.9

Form of Fiber Supply Agreement (Princeton, British Columbia) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.10

Form of Fiber Supply Agreement (Okanagan Falls, British Columbia) (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.11

Form of Fiber Supply Agreement (Kamloops, British Columbia) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.12

Form of Fiber Supply Agreement (Carrot River and Hudson Bay) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

Exhibit Number	Exhibit Description

10.13

Form of Fiber Supply Agreement (Prince Albert, Saskatchewan) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.14

Form of Fiber Supply Agreement (White River, Ontario) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.15

Form of Site Services Agreement (Utilities) (Columbus, Mississippi) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.16	Form of Site Services Agreement (Utilities) (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.17	Pine and Hardwood Roundwood Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.18	Agreement for the Purchase and Supply of Pulp (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.19	Pine In-Woods Chip Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.20	Pine and Amory Hardwood Roundwood Supply Agreement (Columbus, Mississippi) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.21	OSB Supply Agreement (Hudson Bay, Saskatchewan) (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.22	Hog Fuel Supply Agreement (Kenora, Ontario) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.23	Fiber Supply Agreement (Trout Lake and Wabigoon, Ontario) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.24	Form of Intellectual Property License Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.25	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.26	Domtar Corporation 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.27	Domtar Corporation 2004 Replacement Long-Term Incentive Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.28	Domtar Corporation 1998 Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

Exhibit Number	Exhibit Description

10.29	Domtar Corporation Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.30	Domtar Corporation Executive Stock Option and Share Purchase Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.31	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007) (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.32	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.) (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.33	Supplementary Pension Plan for Senior Executives of Domtar Corporation (for certain designated senior executives) (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.34	Supplementary Pension Plan for Designated Management Employees of Domtar Corporation (for certain designated management employees) (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.35	Domtar Retention Plan (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.36	Domtar Corporation Restricted Stock Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.37	Domtar Severance Policy for Senior Executives (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007) (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.38	Director Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 24, 2007
10.39	Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 24, 2007

10.40	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 24, 2007

10.41	Senior Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on May 24, 2007.)

10.42	Credit Agreement among the Company, Domtar, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Royal Bank of Canada and The Bank of Nova Scotia, as co-documentation agents, and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.45 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.43	Indenture between Domtar Inc. and the Bank of New York dated as of July 31, 1996 relating to Domtar’s $125,000,000 9.5% debentures due 2016 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.44	Employment Agreement of Mr. Raymond Royer (incorporated by reference to Exhibit 10.1 to the Company’s form 8-K filed with the SEC on August 15, 2007.)

Exhibit Number	Exhibit Description

10.45	Employment Agreement of Mr. Marvin Cooper (incorporated by reference to Exhibit 10.2 to the Company’s form 8-K filed with the SEC on August 15, 2007.)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Domtar Corporation (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on September 26, 2007)

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at beginning of year	Charged to income	(Deductions) from / Additions to reserve	Balance at end of year
Allowances deducted from related asset accounts:
Doubtful accounts—Accounts receivable
2007	$2	$(4)	$11	$9
2006	2	—	—	2
2005	2	—	—	2

The additions to reserve during 2007 include the acquisition of Domtar Inc. of $12 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Montreal, Quebec, Canada, on March 25, 2008.

DOMTAR CORPORATION

By:	/s/ RAYMOND ROYER
Name:	Raymond Royer
Title:	President and Chief Executive Officer

We, the undersigned directors and officers of Domtar Corporation, hereby severally constitute Gilles Pharand and Razvan L. Theodoru, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND ROYER Raymond Royer	President and Chief Executive Officer (Principal Executive Officer) and Director	March 25, 2008

/s/ DANIEL BURON Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2008

/s/ HAROLD H. MACKAY Harold H. MacKay	Director	March 25, 2008

/s/ JACK C. BINGLEMAN Jack C. Bingleman	Director	March 25, 2008

/s/ MARVIN D. COOPER Marvin D. Cooper	Director	March 25, 2008

/s/ LOUIS P. GIGNAC Louis P. Gignac	Director	March 25, 2008

/s/ BRIAN M. LEVITT Brian M. Levitt	Director	March 25, 2008

/s/ W. HENSON MOORE W. Henson Moore	Director	March 25, 2008

/s/ MICHAEL R. ONUSTOCK Michael R. Onustock	Director	March 25, 2008

Signature	Title	Date
/s/ ROBERT J. STEACY Robert J. Steacy	Director	March 25, 2008

/s/ WILLIAM C. STIVERS William C. Stivers	Director	March 25, 2008

/s/ PAMELA B. STROBEL Pamela B. Strobel	Director	March 25, 2008

/s/ RICHARD TAN Richard Tan	Director	March 25, 2008

/s/ DENIS TURCOTTE Denis Turcotte	Director	March 25, 2008