Form 10-Q
period 2008-03-30
Domtar CORP
filed 2008-05-09
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☐

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At May 6, 2008, 490,926,252 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

For the thirteen weeks ended March 30, 2008 and April 1, 2007

	March 30, 2008	April 1, 2007
(in millions of dollars, unless otherwise noted)	(Unaudited)
	$	$
Sales	1,665	1,051
Operating expenses
Cost of sales, excluding depreciation and amortization	1,342	858
Depreciation and amortization	116	78
Selling, general and administrative	112	41
Closure and restructuring costs	1	3

	1,571	980

Operating income	94	71
Interest expense	39	11

Earnings before income taxes	55	60
Income tax expense	19	11

Net earnings	36	49

Per common share (in dollars) (NOTE 6)
Net earnings
Basic	0.07	0.14
Diluted	0.07	0.14
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	515.5	348.2
Diluted	515.9	348.4

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	At
	March 30, 2008	December 30, 2007
(in millions of dollars, unless otherwise noted)	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	57	71
Receivables, less allowances of $10 and $9	598	542
Inventories (NOTE 8)	936	936
Prepaid expenses	31	14
Income and other taxes receivable	48	53
Deferred income taxes	181	182

Total current assets	1,851	1,798
Property, plant and equipment, at cost	9,652	9,685
Accumulated depreciation	(4,473)	(4,323)

Net property, plant and equipment	5,179	5,362
Goodwill (NOTE 9)	357	372
Intangible assets, net of amortization (NOTE 10)	105	111
Other assets	107	105

Total assets	7,599	7,748

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	86	63
Trade and other payables	743	765
Income and other taxes payable	33	50
Long-term debt due within one year	17	17

Total current liabilities	879	895
Long-term debt	2,155	2,213
Deferred income taxes	991	1,003
Other liabilities and deferred credits	402	440
Commitments and contingencies (NOTE 13)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued and outstanding: 471,973,262 and 471,169,959 shares, respectively	5	5
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 43,561,065 and 44,252,831 shares, respectively	290	293
Additional paid-in capital	2,581	2,573
Retained earnings	83	47
Accumulated other comprehensive income	213	279

Total shareholders’ equity	3,172	3,197

Total liabilities and shareholders’ equity	7,599	7,748

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
(In millions of dollars, unless otherwise noted)	(Unaudited)
		$	$	$	$	$	$
Balance at December 30, 2007	515.4	5	293	2,573	47	279	3,197
Conversion of exchangeable shares	—	—	(3)	3	—	—	—
Issuance of common shares	0.1	—	—	1	—	—	1
Stock-based compensation	—	—	—	4	—	—	4
Net earnings	—	—	—	—	36	—	36
Cash flow hedge fair value adjustments, net of tax	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(61)	(61)

Balance at March 30, 2008	515.5	5	290	2,581	83	213	3,172

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the thirteen weeks ended March 30, 2008 and April 1, 2007

	March 30, 2008	April 1, 2007
(In millions of dollars)	(Unaudited)
	$	$
Operating activities
Net earnings	36	49
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	116	78
Deferred income taxes	12	(11)
Closure and restructuring costs	—	3
Stock-based compensation expense	5	—
Other	—	1
Changes in assets and liabilities, net of effects of acquisition
Receivables	(55)	(95)
Inventories	(11)	8
Prepaid expenses	(17)	(5)
Trade and other payables	(18)	43
Income and other taxes	(14)	22
Difference between employer pension contributions and pension expense	(5)	(4)
Other assets and other liabilities	(22)	2

Cash flows provided from operating activities	27	91

Investing activities
Additions to property, plant and equipment	(29)	(14)
Proceeds from disposals of property, plant and equipment	21	—
Business acquisitions – cash acquired	—	573

Cash flows provided from (used for) investing activities	(8)	559

Financing activities
Net change in bank indebtedness	23	20
(Repayment) Drawdown of revolving bank credit facility	(50)	90
Issuance of short-term debt	—	1,350
Issuance of long-term debt	—	800
Repayment of short-term debt	—	(1,350)
Repayment of long-term debt	(6)	—
Debt issue costs	—	(24)
Distribution to Weyerhaeuser prior to March 7, 2007	—	(1,431)
Other	—	(1)

Cash flows used for financing activities	(33)	(546)

Net (decrease) increase in cash and cash equivalents	(14)	104
Translation adjustments related to cash and cash equivalents	—	5
Cash and cash equivalents at beginning of period	71	1

Cash and cash equivalents at end of period	57	110

Supplemental cash flow information
Net cash payments for:
Interest	19	—
Income taxes	7	3

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim period presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first thirteen weeks of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Securities and Exchange Commission. The December 30, 2007 Consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications of prior period balances have been made for consistent presentation with the present period.

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

For accounting and financial reporting purposes, the Business Unit is considered to be the “Predecessor” to Domtar Corporation and as a result, its historical financial statements now constitute the historical financial statements of Domtar Corporation. Accordingly, the results reported for the first quarter of 2008 include results of the Successor for the entire period and those reported for the first quarter of 2007 include the results of operations of the Business Unit, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to April 1, 2007, which represents 26 days of operations.

Domtar Inc. is an integrated manufacturer of uncoated freesheet with pulp, paper and converting facilities in the United States and Canada. Domtar Inc.’s paper business is the most significant segment. In addition to the paper business, Domtar Inc. manufactures and markets lumber and wood-based value-added products and engages in the paper merchants business, which involves the purchasing, warehousing, sale and distribution of various paper products made by Domtar Inc. and by other manufacturers.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGE IMPLEMENTED

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Beginning in fiscal year 2008, the Company has elected to partially adopt SFAS 157 in accordance with FASB Staff Position No. FAS 157-2 (FSP FAS 157-2), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis including those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, exit and disposal costs initially measured at fair value, and those initially measured at fair value in a business combination.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

FUTURE ACCOUNTING CHANGES

BUSINESS COMBINATIONS

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, “Business Combinations” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contingent considerations and contractual contingencies based on their fair values as measured on the acquisition date. In addition, SFAS No. 141(R) requires the acquirer to measure the noncontrolling interest in the acquiree at fair value, which will result in recognizing the goodwill attributable to the noncontrolling interest in addition to the goodwill attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since Statement 141(R) will only be applicable to future business combinations, it will not have a significant effect on the Company’s financial position, results of operations or cash flows prior to such acquisitions.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company does not expect the initial adoption of SFAS 160 to have a significant effect on the financial position, results of operations and cash flows as the Company has no significant noncontrolling interests.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its future disclosures.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company operates within North America, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates. The Company’s policy is to hedge a significant portion of forecasted purchases in Canadian dollars. The Company does not enter into derivative financial instruments for trading or speculative purposes. The derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value and are included in prepaid expenses and trade and other payables. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

In 2008, the Company formally documents the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. These contracts are used to hedge forecasted purchases over approximately 12 to 18 months. Changes in the fair value of derivative contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within shareholders’ equity, and are recognized in costs of sales in the period in which the hedged transaction occurs.

During the thirteen weeks ended March 30, 2008, the Company recorded an after tax loss of $5 million in accumulated other comprehensive income, which will be recognized in costs of sales upon maturity of the derivatives during the fifty-two weeks period ending March 29, 2009 at the then current values, which may be different from the March 30, 2008 values. At March 30, 2008, the fair value of these contracts was $8 million in prepaid expenses and $8 million in trade and other payables on the Consolidated Balance sheets. The critical terms of the hedging instruments (currency options and foreign exchange forward contracts) and the hedged items match. As a result, there were no material amounts reflected in the consolidated statement of earnings for the thirteen week period ended March 30, 2008 resulting from hedge ineffectiveness.

During the thirteen weeks ended March 30, 2008, the gain recorded in cost of sales in the consolidated statement of earnings related to the change in the fair value of foreign exchange forward contracts designated as cash flow hedges that matured during the period was not material.

In 2007, the Company had derivative instruments that were recorded at fair value in the purchase price allocation. As such, hedge accounting was not permitted and these instruments were recorded at fair value with the resulting gains and losses being reflected in earnings. For the thirteen weeks ended April 1, 2007, the Company recorded nil in earnings. At December 30, 2007, the Company had no derivative instruments outstanding.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. BUSINESS COMBINATION

On March 7, 2007, the Company completed the Transaction to combine the Weyerhaeuser Fine Paper Business with Domtar Inc. The description of the Transaction was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

The following unaudited pro-forma information for the thirteen weeks ended April 1, 2007, presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of fiscal 2007. These unaudited pro-forma results have been prepared for comparative purposes only.

For the thirteen weeks ended	April 1, 2007
Sales	$1,624
Operating expenses, excluding depreciation and amortization	1,438
Depreciation and amortization	113

Operating income	73
Earnings before income taxes	31
Net earnings applicable to common shares	26

Basic earnings per share	0.05

Diluted earnings per share	0.05

Basic weighted average number of common shares outstanding (millions)	515.1

Diluted weighted average number of common shares outstanding (millions)	515.7

The above pro-forma information includes a charge of $29 million for transaction related costs of Domtar Inc. incurred in the first quarter of 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. STOCK-BASED COMPENSATION

OMNIBUS INCENTIVE PLAN

On February 20, 2008, a second grant under the Omnibus Incentive Plan was provided to executives and other key employees.

Performance Conditioned Restricted Stock Units (“PCRSUs”)

On February 20, 2008, the Company granted 757,750 PCRSUs having a weighted average grant date fair value of $6.71 and a weighted average remaining contractual life of approximately 36 months. Each PCRSU is equivalent in value to one common share and is subject to a service condition as well as a performance or market condition. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the period to vesting. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. Upon vesting, the participants will receive common shares of the Company or in certain instances cash of an equivalent value.

Restricted Stock Units (“RSUs”)

On February 20, 2008, the Company granted 583,480 RSUs having a weighted average grant date fair value of $6.71 and a weighted average remaining contractual life of approximately 36 months. The Company will deliver one share of common stock in settlement of each outstanding RSU (including dividend equivalents) that has vested in accordance with the stipulated service conditions. The awards cliff vest at various dates up to February 20, 2011.

Non-qualified Stock Options

On February 20, 2008, the Company granted 340,500 stock options, having an exercise price of $6.71 and grant date fair value of $2.03. The stock options vest at various dates up to February 20, 2011 if certain market conditions are met in addition to a service period. Upon exercise, the option holders may elect to proceed with a cashless exercise and receive common shares net of the deduction for cashless exercise. The options expire at various dates no later than seven years from the date of grant.

2008 Stock-based Compensation Expense

For the thirteen weeks ended March 30, 2008, compensation expense recognized in the Company’s results of operations was approximately $5 million for all outstanding awards (2007 - nil).

The fair value of the stock options granted in 2008 was estimated at the date of grant using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted.

Dividend yield	0%
Expected volatility	39%
Risk-free interest rate	3%
Expected life	4 years

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

For the thirteen weeks ended	March 30, 2008	April 1, 2007
Net earnings	$36	$49

Weighted average number of common and exchangeable shares outstanding (millions)	515.5	348.2
Effect of dilutive securities (millions)	0.4	0.2

Weighted average number of diluted common and exchangeable shares outstanding (millions)	515.9	348.4

Basic net earnings per share (in dollars)	$0.07	$0.14
Diluted net earnings per share (in dollars)	$0.07	$0.14

The following table includes the potential maximum awards of certain awards that were not included in the computation of diluted earnings per share for the thirteen weeks ended March 30, 2008 and April 1, 2007 due to performance targets not being satisfied at the end of the period or were antidilutive:

	March 30, 2008	April 1, 2007
Restricted stock units	1,157,366	—
Options	1,096,360	—
Performance-based awards	4,320,715	955,946

The calculation of earnings per common share for the thirteen weeks ended March 30, 2008 is based on the weighted-average number of Domtar Corporation common stock outstanding during the period. The calculation for diluted earnings per common share for the thirteen weeks ended March 30, 2008 recognizes the effect of all potential dilutive common stock.

Prior to the Transaction, the Company did not have publicly traded common stock or stock options outstanding. The weighted average number of shares of common stock of Domtar Corporation outstanding for the thirteen weeks ended April 1, 2007 assumes that all such common stock outstanding immediately after the Contribution but before the acquisition of Domtar Inc. were outstanding since January 1, 2007. The effect of dilutive securities for the thirteen weeks ended April 1, 2007 assumes that all replacement stock options of Domtar Corporation were outstanding immediately after the Contribution on March 5, 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the thirteen weeks ended March 30, 2008, the pension expense was $4 million (2007 - $2 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company has several defined benefit pension plans covering substantially all employees. Non-unionized employees in Canada joining the Company participate in defined contribution plans. The defined benefit plans are generally contributory in Canada and non-contributory in the United States. The Company also provides other post-retirement plans to eligible Canadian and US employees; the plans are unfunded and include life insurance programs, medical and dental benefits and short-term and long-term disability programs.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

For the thirteen weeks ended	March 30, 2008		April 1, 2007
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	10	1	5	1
Interest expense	21	1	9	1
Expected return on plan assets	(22)	—	(13)	—
Settlement	2	—	1	—

Net periodic benefit cost	11	2	2	2

The Company contributed $16 million for the thirteen weeks ended March 30, 2008 (2007 - $6 million) to the pension plans. The Company also contributed $2 million for the thirteen weeks ended March 30, 2008 (2007 - $1 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INVENTORIES

The following table presents the components of inventories:

	March 30, 2008	December 30, 2007
	$	$
Work in process and finished goods	567	586
Raw materials	157	136
Operating and maintenance supplies	212	214

	936	936

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. GOODWILL

The carrying value of goodwill and changes in the carrying value are as follows:

	March 30, 2008	December 30, 2007
	$	$
Balance at beginning of period	372	14
Impairment of goodwill	—	(4)
Acquisition of Domtar Inc.	—	300
Effect of foreign currency exchange rate change	(15)	62

Balance at end of period	357	372

The goodwill at both March 30, 2008 and December 30, 2007 is entirely related to the Papers segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	March 30, 2008	December 30, 2007
		$	$
Intangible assets subject to amortization
Water rights	40	15	15
Power purchase agreements	25	32	33
Customer relationships	20	9	9
Trade names	7	7	7
Supplier agreements	5	6	6
Natural gas contracts	4	16	17
Cutting rights	Units of production method	27	29

		112	116
Allowance for amortization		(7)	(5)

Total intangible assets		105	111

Amortization expense related to intangible assets for the thirteen weeks ended March 30, 2008 was $2 million (2007 – nil).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2008	2009	2010	2011	2012
	$	$	$	$	$
Amortization expense related to intangible assets	8	8	9	9	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING PROVISION

The following table provides the activity in the closure and restructuring provision.

March 30, 2008
$
Balance at beginning of year	83
Severance payments	(7)
Reversal (a)	(23)
Other	(1)
Effect of foreign currency exchange rate change	(1)

Balance at March, 30, 2008	51

(a)	Reversal of a provision for a contract assumed in the Transaction as a result of its termination by the counterparty in the first quarter of 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the thirteen weeks ended March 30, 2008 and April 1, 2007	March 30, 2008	April 1, 2007
	(Unaudited)
	$	$
Net earnings	36	49
Other comprehensive income (loss)
Net derivative losses on cash flow hedges, net of tax	(5)	—
Foreign currency translation adjustments, net of tax	(61)	4

Comprehensive (loss) income	(30)	53

The Company’s cumulative other comprehensive income includes the following, net of tax:

At	March 30, 2008	December 30, 2007
	(Unaudited)
	$	$
Cash flow hedge fair value adjustments	(5)	—
Foreign currency translation adjustments	269	330
Unrecognized losses and prior service costs related to pension and post-retirement benefit plans	(51)	(51)

Cumulative other comprehensive income	213	279

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

The Company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The Environment Protection Agency (EPA) and/or various state agencies have notified the Company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under its Care and Control Program at a number of former operating sites, especially in the wood preserving sector, due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and the allocation of liability among potentially responsible parties.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Domtar Inc. was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued a RFRA to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant. The total cost of the likely remediation is estimated to be between $3 million and $7 million. Final allocation of remediation cost is expected to be determined in the second quarter of 2008. At March 30, 2008, the Company had a provision for the estimated remediation costs.

At March 30, 2008, the Company had a provision of $117 million for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

The following table reflects changes in the reserve for environmental remediation:

March 30, 2008
$
Balance at beginning of year	119
Additions	2
Environmental spending	(1)
Effect of foreign currency exchange rate change	(3)

Balance at March, 30, 2008	117

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 30, 2008, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

Domtar Inc. is subject to a motion by Joachim Laferrière Électricien Inc., filed in the Quebec Superior Court on January 9, 2006, for authorization to bring a class action suit against Domtar Inc. and others for alleged damages relating to a conspiracy to fix prices of carbonless sheets during the period of January through December 2000 in the Province of Quebec, Canada. The claim seeks estimated compensatory damages in the amount of $49 million (CDN$50 million) plus estimated exemplary damages in the amount of $1 million to $5 million (CDN$1 million to CDN$5 million). Domtar is also subject to a motion by McLay & Company Inc. filed in Ontario Superior Court on January 11, 2006 for authorization to bring a class action suit against Domtar Inc. and others, for alleged inflated prices of carbonless sheets paper during the period of October 1999 through September 2000 in the Province of Ontario, Canada. These class actions have been settled in principle for an insignificant amount and are subject to Court approval. The amount had been previously provided for in the purchase price allocation related to the acquisition of Domtar Inc.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have to pay up to a maximum of $117 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was $107 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $107 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $107 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the liquidity, results of operations and financial condition.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 30, 2008, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SEGMENT DISCLOSURES

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

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SEGMENT DISCLOSURES (CONTINUED)

Segment Data	March 30, 2008	April 1, 2007
For the thirteen weeks ended
	$	$
Sales
Papers	1,434	955
Paper Merchants	262	76
Wood	63	47

Total for reportable segments	1,759	1,078
Intersegment sales – Papers	(88)	(24)
Intersegment sales – Wood	(6)	(3)

Consolidated sales	1,665	1,051

Depreciation and amortization
Papers	110	72
Paper Merchants	—	1
Wood	6	5

Consolidated depreciation and amortization	116	78

Operating income (loss)
Papers	114	71
Paper Merchants	3	4
Wood	(22)	(4)
Corporate	(1)	—

Consolidated operating income	94	71
Interest expense	39	11

Earnings before income taxes	55	60
Income tax expense	19	11

Net earnings	36	49

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3.10 of Regulation S-X, in connection with the Company’s issuance of debt securities in exchange for outstanding debt securities of Domtar Inc, a wholly-owned subsidiary of the Company. Pursuant to this exchange transaction, the securities that were issued (the “Guaranteed Debt”) were fully and unconditionally guaranteed by Domtar Paper Company, LLC, a wholly-owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, and by Domtar Enterprises Inc. (and subsidiaries), a wholly-owned subsidiary of the Company (“Guarantor Subsidiaries”). The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company LLC’s own wholly-owned subsidiaries; including Domtar Delaware Investments Inc, Domtar Delaware Holdings Inc, Domtar Delaware Holdings LLC, Domtar Inc. and Domtar Pulp & Paper Products Inc. (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at March 30, 2008 and December 30, 2007 and the statements of earnings (loss), and cash flows for the thirteen weeks ended March 30, 2008 and April 1, 2007 for Domtar Corporation (the “Parent Company”), and on a combined bases for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in both cases using the equity method. The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from the business acquisition in Note 4 have been pushed down to the applicable subsidiary columns.

Condensed Consolidating Statement Of Earnings (loss) for the thirteen weeks ended March 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,304	722	(361)	1,665
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,054	649	(361)	1,342
Depreciation and amortization	—	57	59	—	116
Selling, general and administrative	3	79	30	—	112
Closure and restructuring costs	—	1	—	—	1

	3	1,191	738	(361)	1,571

Operating income (loss)	(3)	113	(16)	—	94
Interest expense (revenue)	38	(35)	36	—	39

Earnings (loss) before income taxes	(41)	148	(52)	—	55
Income tax expense (benefit)	(17)	60	(24)	—	19
Share in earnings of equity accounted investees	60	(28)	—	(32)	—

Net earnings (loss)	36	60	(28)	(32)	36

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Earnings (loss) for the thirteen weeks ended April 1, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	745	426	(120)	1,051
Operating expenses
Cost of sales, excluding depreciation and amortization	—	593	385	(120)	858
Depreciation and amortization	—	56	22	—	78
Selling, general and administrative	—	25	16	—	41
Closure and restructuring costs	—	3	—	—	3

	—	677	423	(120)	980

Operating income	—	68	3	—	71
Interest expense (revenue)	5	2	4	—	11

Earnings (loss) before income taxes	(5)	66	(1)	—	60
Income tax expense (benefit)	(2)	9	4	—	11
Share in earnings of equity accounted investees	52	(5)	—	(47)	—

Net earnings (loss)	49	52	(5)	(47)	49

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheet March 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	—	57	—	—	57
Receivables	—	526	72	—	598
Inventories	—	618	318	—	936
Prepaid expenses	—	4	27	—	31
Income and other taxes receivable	17	24	7	—	48
Intercompany accounts	—	808	941	(1,749)	—
Deferred income taxes	5	57	119	—	181

Total current assets	22	2,094	1,484	(1,749)	1,851
Property, plant and equipment, at cost	—	5,748	3,904	—	9,652
Accumulated depreciation	—	(2,303)	(2,170)	—	(4,473)

Net property, plant and equipment	—	3,445	1,734	—	5,179
Goodwill	—	92	265	—	357
Intangible assets, net of amortization	—	—	105	—	105
Investments in affiliates	5,472	1,905	15	(7,392)	—
Intercompany advances	2	—	640	(642)	—
Other assets	21	(6)	92	—	107

Total assets	5,517	7,530	4,335	(9,783)	7,599

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	69	17	—	86
Trade and other payables	33	416	294	—	743
Intercompany accounts	472	469	808	(1,749)	—
Income and other taxes payable	—	26	7	—	33
Long-term debt due within one year	8	5	4	—	17

Total current liabilities	513	985	1,130	(1,749)	879
Long-term debt	2,120	19	16	—	2,155
Intercompany long-term loans	—	642	—	(642)	—
Deferred income taxes	—	849	142	—	991
Other liabilities and deferred credits	2	95	305	—	402
Shareholders' equity	2,882	4,940	2,742	(7,392)	3,172

Total liabilities and shareholders' equity	5,517	7,530	4,335	(9,783)	7,599

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheet December 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	9	53	9	—	71
Receivables	—	452	90	—	542
Inventories	—	646	290	—	936
Prepaid expenses	—	4	10	—	14
Income and other taxes receivable	—	46	7	—	53
Intercompany accounts	—	362	384	(746)	—
Deferred income taxes	5	57	120	—	182

Total current assets	14	1,620	910	(746)	1,798
Property, plant and equipment, at cost	—	5,558	4,127	—	9,685
Accumulated depreciation	—	(2,127)	(2,196)	—	(4,323)

Net property, plant and equipment	—	3,431	1,931	—	5,362
Goodwill	—	85	287	—	372
Intangible assets, net of amortization	—	—	111	—	111
Investments in affiliates	5,465	1,881	15	(7,361)	—
Intercompany advances	2	—	640	(642)	—
Other assets	23	13	69	—	105

Total assets	5,504	7,030	3,963	(8,749)	7,748

Liabilities and shareholders' equity
Current liabilities
Bank indebtness	—	54	9	—	63
Trade and other payables	15	427	323	—	765
Intercompany accounts	403	—	343	(746)	—
Income and other taxes payable	—	3	47	—	50
Long-term debt due within one year	8	9	—	—	17

Total current liabilities	426	493	722	(746)	895
Long-term debt	2,173	24	16	—	2,213
Intercompany long-term loans	—	642	—	(642)	—
Deferred income taxes	—	819	184	—	1,003
Other liabilities and deferred credits	1	132	307	—	440
Shareholders' equity	2,904	4,920	2,734	(7,361)	3,197

Total liabilities and shareholders' equity	5,504	7,030	3,963	(8,749)	7,748

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the thirteen weeks ended March 30, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	36	60	(28)	(32)	36
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	13	108	(162)	32	(9)

Cash flows provided from (used for) operating activities	49	168	(190)	—	27

Investing activities
Additions to property, plant and equipment	—	(14)	(15)	—	(29)
Proceeds from disposals of property, plant and equipment	—	—	21	—	21
Increase in long-term advances to related parties	—	2	167	(169)	—
Decrease in long-term advances to related parties	(2)	(167)	—	169	—

Cash flows provided from (used for) investing activities	(2)	(179)	173	—	(8)

Financing activities
Net change in bank indebtedness	—	15	8	—	23
Repayment of revolving bank credit	(50)	—	—	—	(50)
Repayment of long-term debt	(6)	—	—	—	(6)

Cash flows provided from (used for) financing activities	(56)	15	8	—	(33)

Net (decrease) increase in cash and cash equivalents	(9)	4	(9)	—	(14)
Cash and cash equivalents at beginning of period	9	53	9	—	71

Cash and cash equivalents at end of period	—	57	—	—	57

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the thirteen weeks ended April 1, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	49	52	(5)	(47)	49
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	(73)	225	(157)	47	42

Cash flows provided from (used for) operating activities	(24)	277	(162)	—	91

Investing activities
Additions to property, plant and equipment	—	(9)	(5)	—	(14)
Business acquisitions—cash acquired	—	573	—	—	573
Increase in long-term advances to related parties	638	—	161	(799)	—
Decrease in long-term advances to related parties	—	(799)	—	799	—

Cash flows provided from (used for) investing activities	638	(235)	156	—	559

Financing activities
Net change in bank indebtedness	—	20	—	—	20
Drawdown of revolving bank credit	90	—	—	—	90
Issuance of short-term debt	1,350	—	—	—	1,350
Issuance of long-term debt	800	—	—	—	800
Repayment of short-term debt	(1,350)	—	—	—	(1,350)
Debt issue costs	(24)	—	—	—	(24)
Distribution to Weyerhaeuser prior to March 7, 2007	(1,431)	—	—	—	(1,431)
Other	—	(1)	—	—	(1)

Cash flows provided from (used for) financing activities	(565)	19	—	—	(546)

Net increase (decrease) in cash and cash equivalents	49	61	(6)	—	104
Translation adjustments related to cash and cash equivalents	—	—	5	—	5
Cash and cash equivalents at beginning of year	—	—	1	—	1

Cash and cash equivalents at end of year	49	61	—	—	110

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”). This MD&A should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. You should also read the MD&A in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 30, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2008.

In accordance with industry practice, in this report, the term “ton” and the symbol “ST” refer to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “tonne” and the symbol “ADMT” refer to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings, and shipment volume are based on the thirteen week period ended March 30, 2008 as compared to the thirteen week period ended April 1, 2007. The thirteen week periods are also referred to as first quarter of 2008 and 2007, respectively.

EXECUTIVE SUMMARY

In the first quarter of 2008, we reported operating income of $94 million, an increase of $87 million compared to an operating income of $7 million in the fourth quarter of 2007. The increase in operating income is primarily due to the absence of an aggregate $96 million charge for the impairment of property, plant and equipment associated with the reorganization of our Dryden paper mill and the goodwill impairment of our Wood business, recorded in the fourth quarter of 2007, a reversal of a $23 million provision due to the early termination by a counterparty of an unfavorable contract in the first quarter of 2008 as well as higher average selling prices for pulp and paper, higher shipments for paper, lower synergy and integration costs and the positive impact of a stronger U.S. dollar recorded in the first quarter of 2008. These factors were partially offset by higher costs for fiber, chemicals, energy and freight as well as lower shipments for pulp and lower average selling prices and shipments for our wood products.

Rising energy prices are expected to continue to negatively impact energy-related raw material costs as well as freight costs. The uncoated freesheet market is currently in balance but the risks of a demand decline greater than the long-term trend are now heightened due to a weakening economy. Domtar will continue to monitor its order books and inventory levels and adjust production with customer demand. The costs related to maintenance are expected to increase in the second quarter of 2008 compared to the first quarter of 2008 due to scheduled planned maintenance shutdowns.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the quarter-to-quarter analysis and segment analysis.

RECENT DEVELOPMENTS

Agreement in principle with the Government of Quebec – consolidation of forestry activities in Northwestern Quebec

On May 1, 2008, we announced that we have concluded an agreement in principle with the Minister of Natural Resources and Wildlife of the Province of Quebec, on the allocation of forest harvesting rights in Northern Quebec. This agreement in principle, which is subject to consultations with local elected officials, First Nation communities and other wood business operators of the region, will allow us to execute our consolidation plan, guaranteeing the reallocation of 665,000 net annual cubic meters for the Val d’Or sawmill and 450,000 net annual cubic meters for the Matagami sawmill, providing the required volume to restore the viability of these operations. We are committed to cooperate with the Minister of Natural Resources and Wildlife throughout the consultation process. This agreement in principle also calls for the permanent closure of the Lebel-sur-Quévillon sawmilling operations and the reallocation of 276,000 cubic meters to other sawmill operators in this region. This reallocation of available forest harvesting rights will permit Domtar to add a third shift at the Val d’Or sawmill and a second shift at the Matagami sawmill.

Agreement for the Sale of Wood Business

On January 7, 2008, we announced that Domtar Inc. and Conifex Inc. had terminated the agreement announced June 22, 2007, relating to the sale of Domtar Inc.’s Wood business. Conifex Inc. was to acquire sawmills and other forest operations situated in Ontario and Quebec. Both parties recognized that the closing conditions had not been met pursuant to the terms of the agreement.

We intend to continue to seek opportunities to maximize the value of these assets as well as pursue initiatives to improve their operational efficiency.

Kamloops Fiber Supply

We entered into a number of fiber supply agreements with Weyerhaeuser pursuant to which Weyerhaeuser had agreed to supply our Kamloops pulp mill with fiber. In February 2008, Weyerhaeuser announced the closure, effective May 12, 2008, of its sawmill in Kamloops, which is a source of fiber for our Kamloops pulp mill. This closure will not have a significant impact on our Kamloops pulp mill operations because under the terms of the supply agreements, Weyerhaeuser will still be responsible for supplying our mill with the agreed upon amount of fiber. However, at March 30, 2008, a significant portion of the fiber supply was replaced through a third party supplier and we expect to replace the remainder of our requirements by the end of the year.

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

The following MD&A of Domtar Corporation covers a period prior to the Transaction. For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the “Predecessor” to Domtar Corporation and as a result, its historical financial statements now constitute the historical financial statements of Domtar Corporation. Accordingly, the results reported for the first quarter of 2008 include results of the Successor for the entire period and those reported for the first quarter of 2007 include the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to April 1, 2007, which represents 26 days of operations. These historical financial statements may not be indicative of our future performance. See Part I, Item 1A, Risk Factors, “The historical financial information of the Predecessor may not be representative of its results if the Weyerhaeuser Fine Paper Business had been operated independently of Weyerhaeuser and, as a result, may not be a reliable indicator of its future results” included in our Annual Report on Form 10-K for the year ended December 30, 2007, as previously filed with the SEC.

For more information on the Transaction, refer to Note 1 of the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

ACCOUNTING FOR THE TRANSACTION

The Transaction was considered, for accounting purposes, as the acquisition of Domtar Inc. by Domtar Corporation and has been accounted for using the purchase method of accounting. Accordingly, the purchase price was based upon the estimated fair value of Domtar Corporation common stock issued in addition to acquisition costs directly related to the Transaction. Since no quoted market price existed for the shares of Domtar Corporation’s common stock, the purchase price was based on the fair value of the net assets acquired on August 23, 2006, the date on which the terms of the Transaction were agreed to and announced. The fair value of Domtar Inc. common shares of $6.63 per share used in the calculation of the purchase price was based upon the average closing price of Domtar Inc. common shares on the Toronto Stock Exchange for the five trading days beginning August 21, 2006 and ending August 25, 2006, converted at the average daily foreign exchange rate of the Bank of Canada. The number of outstanding Domtar Inc. common shares used in the calculation of the fair value was based on the same periods.

For more information on the accounting for the Transaction, refer to the information included in our Annual Report on Form 10-K for the year ended December 30, 2007 and Note 4 of our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

OUR BUSINESS

Our reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood. A description of our business is included in Part I, Item 1, Business of our Annual Report on Form 10-K for the year ended December 30, 2007.

CONSOLIDATED AND SEGMENTED RESULTS OF OPERATIONS

The following table includes the unaudited interim consolidated financial results of Domtar Corporation for the first quarter of 2008 and 2007. The first quarter of 2007 consists of the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to April 1, 2007.

	Thirteen weeks ended
FINANCIAL HIGHLIGHTS	March 30, 2008	April 1, 2007
(In millions of U.S. dollars, unless otherwise noted)
Sales	$1,665	$1,051

Operating income	94	71

Net earnings	36	49

Net earnings per common share (in dollars)[1] :
Basic	0.07	0.14
Diluted	0.07	0.14

Operating income (loss) per segment:
Papers	$114	$71
Paper Merchants	3	4
Wood	(22)	(4)
Corporate	(1)	—

Total	$94	$71

	At March 30, 2008	At December 30, 2007
Total assets	$7,599	$7,748
Total long-term debt, including current portion	$2,172	$2,230

1	Refer to Note 6 of the unaudited interim consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

THIRTEEN WEEK PERIOD ENDED MARCH 30, 2008 VERSUS

THIRTEEN WEEK PERIOD ENDED APRIL 1, 2007

Sales

Sales for the first quarter of 2008 amounted to $1,665 million, an increase of $614 million, or 58%, from sales of $1,051 million in the first quarter of 2007 primarily due to the acquisition of Domtar Inc. on March 7, 2007. Excluding sales of $885 million attributable to Domtar Inc. for the first quarter of 2008 and $238 million for the 26 days of operations in the first quarter of 2007, sales for the first quarter of 2008 amounted to $780 million, a decrease of $33 million compared to sales of $813 million for the first quarter of 2007. The decrease was mainly attributable to lower shipments for pulp and paper, when excluding paper shipments attributable to Domtar Inc. as well as lower average selling prices for wood products. These factors were partially offset by higher average selling prices for pulp and paper.

Domtar Inc.’s sales for the first quarter of 2008 amounted to $885 million. Domtar Inc.’s sales were impacted by lower shipments for wood products and lower average selling prices for lumber, partially offset by higher average selling prices for pulp and paper and higher shipments for pulp.

Cost of Sales, Excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,342 million in the first quarter of 2008, an increase of $484 million, or 56%, compared to cost of sales in the first quarter of 2007 primarily due to the acquisition of Domtar Inc. on March 7, 2007. Excluding cost of sales of $705 million attributable to Domtar Inc. for the first quarter of 2008 and $207 million for the 26 days of operations for the first quarter of 2007, cost of sales in the first quarter of 2008 amounted to $637 million, a decrease of $14 million compared to cost of sales of $651 million for the first quarter of 2007. This decrease was mainly attributable to lower shipments for pulp and paper, when excluding paper shipments attributable to Domtar Inc., lower costs of freight and the absence of an environmental provision of $5 million recorded in the first quarter of 2007. These factors were partially offset by higher costs for chemicals and fiber, the stronger Canadian dollar as well as higher costs for energy and maintenance.

Domtar Inc.’s cost of sales, excluding depreciation and amortization, for the first quarter of 2008, amounted to $705 million, which was impacted by the reversal of a $23 million provision due to the early termination by the counterparty of an unfavorable contract in the first quarter of 2008 and lower shipments for all of its major products except pulp, partially offset by higher costs for chemicals, fiber and energy and the impact of a stronger Canadian dollar.

Depreciation and Amortization

Depreciation and amortization amounted to $116 million in the first quarter of 2008, an increase of $38 million, or 49%, compared to depreciation and amortization in the first quarter of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. Excluding depreciation and amortization of $40 million attributable to Domtar Inc. for the first quarter of 2008, and $7 million for the 26 days of operations for the first quarter of 2007, depreciation and amortization in the first quarter of 2008 amounted to $76 million, an increase of $5 million compared to depreciation and amortization of $71 million in the first quarter of 2007. This increase is primarily due to the negative impact of a stronger Canadian dollar.

Domtar Inc.’s depreciation and amortization for the first quarter of 2008 amounted to $40 million, which was impacted by the completion of our purchase price allocation in the fourth quarter of 2007 affecting the valuation of property, plant and equipment acquired in the Transaction.

Selling, General and Administrative

SG&A expenses increased by $71 million in the first quarter of 2008 compared to the first quarter of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. Excluding SG&A of $71 million attributable to Domtar Inc. for the first quarter of 2008 and $10 million for the 26 days of operations for the first quarter of 2007, SG&A in the first quarter of 2008 amounted to $41 million, an increase of $10 million compared to SG&A of $31 million for the first quarter of 2007. This increase in SG&A is mostly due to stock-based compensation costs, integration and optimization costs, as well as higher pension expense, partially offset by the elimination of the corporate charges from Weyerhaeuser.

Domtar Inc.’s SG&A amounted to $71 million for the first quarter of 2008, and included higher costs related to stock-based compensation, integration and optimization, and pension expense.

Operating Income

Operating income in the first quarter of 2008 amounted to $94 million, an increase of $23 million, or 32%, compared to operating income of $71 million in the first quarter of 2007. Excluding operating income of $68 million attributable to Domtar Inc. for the first quarter of 2008 and $14 million for the 26 days of operations for the first quarter of 2007, operating income in the first quarter of 2008 amounted to $26 million, a decrease of $31 million compared to operating income of $57 million for the first quarter of 2007. The decrease in operating income was mostly attributable to the factors mentioned above.

Domtar Inc.’s operating income for the first quarter of 2008 amounted to $68 million and was impacted by the factors mentioned above.

Interest Expense

We incurred $39 million of interest expense for the first quarter of 2008, an increase of $28 million compared to interest expense of $11 million for the first quarter of 2007. This increase is due to financing expense in the first quarter of 2007 including only 26 days of interest resulting from both the Transaction financing and interest on Domtar Inc. debt, partially offset by lower interest rates in the first quarter of 2008 when compared to the first quarter of 2007.

Income Taxes

Income tax expense amounted to $19 million in the first quarter of 2008, which was comprised of current tax expense of $7 million and deferred tax expense of $12 million. We made income tax payments, net of refunds, of $7 million during the first quarter of 2008. Our forecasted tax rate for 2008 is approximately 41% compared to an effective tax rate of 29% for full year 2007. In the first quarter of 2008, our effective tax rate was 35% due to a terminated contract. Excluding a $15 million recovery related to statutory rate changes, the effective tax rate was 44% for full year 2007. Since most of our Canadian operations continue to experience operating losses, our forecasted tax rate is impacted by the weighted-average effect of both domestic and foreign statutory tax rates. Due to the volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our forecasted tax rate for 2008.

Net Earnings

Net earnings amounted to $36 million ($0.07 per common share on a diluted basis) in the first quarter of 2008, a decrease of $13 million compared to net earnings of $49 million ($0.14 per common share on a diluted basis) in the first quarter of 2007 in part due to the acquisition of Domtar Inc. on March 7, 2007. Excluding net earnings attributable to Domtar Inc. of $42 million in the first quarter of 2008 and $7 million in the first quarter of 2007, net loss in the first quarter of 2008 amounted to $6 million, a decrease of $48 million from net earnings of $42 million in the first quarter of 2007. This decrease in net earnings was mainly attributable to the factors mentioned above.

PAPERS

	Thirteen weeks ended
SELECTED INFORMATION	March 30, 2008	April 1, 2007
(In millions of U.S. dollars, unless otherwise noted)
Sales
Total sales	$1,434	$955
Intersegment sales	(88)	(24)

	$1,346	$931

Operating income	114	71

Shipments
Paper (in thousands of ST)	1,205	871
Pulp (in thousands of ADMT)	347	249
Benchmark prices[1] :
20- lb repro bond, 92 bright (copy) ($/ton)	$1,007	$930
50-lb offset, rolls ($/ton)	860	810
Coated publication, no.5, 40 lb Offset, rolls ($/ton)	900	778
Pulp NBSK – U.S. market ($/ADMT)	880	790
Pulp NBHK – Japan market[2] ($/ADMT)	715	640

[1]	Source: Pulp & Paper Week. As such, these prices do not necessarily reflect our transaction prices.
[2]

Based on Pulp and Paper Week’s Southern Bleached Hardwood Kraft pulp prices for Japan, increased by an average differential of $15/ADMT between Northern and Southern Bleached Hardwood Kraft pulp prices.

Sales and Operating Income

Sales

Sales in our Papers business amounted to $1,346 million in the first quarter of 2008, an increase of $415 million, or 45%, compared to sales of $931 million in the first quarter of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. Excluding sales attributable to Domtar Inc. of $575 million in the first quarter of 2008 and $143 million for the 26 days of operations in the first quarter of 2007, sales in the first quarter of 2008 amounted to $771 million, a decrease of $17 million compared to sales of $788 million in the first quarter of 2007. The decrease of $17 million in sales is attributable to a decrease in shipments of paper and pulp, excluding shipments related to Domtar Inc., of approximately 4% and 6%, respectively, reflecting softer market demand for uncoated freesheet paper. These factors were partially offset by higher average selling prices for paper and pulp, reflecting the price increases implemented toward the end of 2007 and a portion of the price increases implemented in February 2008.

Domtar Inc.’s sales for the first quarter of 2008 amounted to $575 million and were impacted by the same factors mentioned above, except that shipments of pulp and paper were flat.

Operating Income

Operating income in our Papers business amounted to $114 million in the first quarter of 2008, an increase of $43 million compared to operating income of $71 million in the first quarter of 2007, in part due to the acquisition of Domtar Inc. on March 7, 2007. Excluding operating income attributable to Domtar Inc. of $81 million in the first quarter of 2008 and $10 million for the 26 days of operations in the first quarter of 2007, operating income in the first quarter of 2008 amounted to $33 million, a decrease of $28 million compared to operating income of $61 million in the first quarter of 2007. The decrease of $28 million in operating income is mostly attributable to higher costs for fiber, higher costs for chemicals, mostly caustic soda, sodium chlorate, sulfuric acid and starch, as well as higher energy costs, lower shipments for pulp and paper and the negative impact of a stronger Canadian dollar. In addition, our planned maintenance downtime costs were higher in the first quarter of 2008 when compared to the first quarter of 2007, reflecting a maintenance shutdown period that was longer than expected at one of our pulp mills. These factors were partially offset by higher average selling prices for pulp and paper.

Domtar Inc.’s operating income totaled $81 million for the first quarter of 2008 and was impacted by higher costs for fiber and chemicals as well as energy and freight, lower shipments for paper and the negative impact of a stronger Canadian dollar, partially offset by a reversal of a $23 million provision due to the early termination by the counterparty of an unfavorable contract in the first quarter of 2008 as well as higher average selling prices for paper and pulp.

Pricing Environment

In our Papers business, our overall average sales prices increased in the first quarter of 2008 compared to the first quarter of 2007. Our average sales price for copy 20 lb sheets and offset 50 lb rolls was higher by $104/ton and $42/ton, or 11% and 5%, respectively, in the first quarter of 2008 compared to the first quarter of 2007, reflecting the price increases implemented toward the end of 2007 and a portion of the price increases implemented in February 2008.

Our average sales prices for both Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp increased by $87/tonne and $113/tonne, or 13% and 20%, respectively, in the first quarter of 2008 compared to the first quarter of 2007, reflecting the price increases implemented toward the end of 2007 and a portion of the price increases implemented in February 2008.

Operations

Shipments

Our paper shipments, excluding shipments related to Domtar Inc., decreased by 31,000 tons, or 4%, in the first quarter of 2008 compared to the first quarter of 2007 primarily due to the reorganization of our Dryden paper mill announced in the fourth quarter of 2007, which began in January 2008, an increase in planned maintenance downtime at one of our mills as well as softer market demand for uncoated freesheet paper.

Our pulp trade shipments, excluding shipments related to Domtar Inc., decreased by 13,000 tonnes, or 6%, in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a planned maintenance shutdown at one of our pulp mills as well as a lack of availability of both bulk ships and containers impacting our pulp exports.

Labor

A collective agreement expired in April 2004 for our Lebel-sur-Quévillon pulp mill affecting approximately 350 employees. Negotiations have ceased and the mill has been closed for an indefinite period since November 2005.

Negotiations for the renewal of the collective agreement that expired in November 2007 for our Ashdown mill (affecting approximately 900 employees) began in October 2007 and are still ongoing. Negotiations for the renewal of the collective agreement that expired in August 2007 for our Woodland mill began in November 2007 and are ongoing as well.

In May 2008, we signed a 4-year umbrella agreement with the United Steel Workers, affecting approximately 4,000 employees at 10 U.S. locations. This agreement only covers certain economic elements and all other bargaining will take place at the respective locations, when the collective bargaining agreements will come to renewal. The parties have agreed not to strike or to lock-out during the terms of the respective locations and renewal agreements.

Closure and Restructuring

In December 2007, we announced the reorganization of our Dryden facility as well as the closure of our Port Edwards mill, effective in the first and second quarters of 2008, respectively. These measures will result in the curtailment of approximately 336,000 tons of paper capacity per year and will affect approximately 625 employees. The reorganization of our Dryden facility was successfully implemented in the first quarter of 2008.

In July 2007, we announced the closure of two paper machines, one at our Woodland pulp and paper mill and another at our Port Edwards pulp and paper mill as well as the closure of our Gatineau paper mill and our Ottawa converting center, effective October 2007. In total, these closures resulted in the curtailment of approximately 284,000 tons of paper capacity per year and affected approximately 430 employees.

Other

Our air permit for our Kamloops pulp mill required that the facility reduce air emissions of particulate matter by December 31, 2007. Compliance with the permit requirements is likely to require approximately $25 million in capital expenditures over the next 5 years. The Province of British Columbia agreed to extend the deadline for the compliance under specific conditions for a period of 5 years. We are currently evaluating our options. If we do not have sufficient resources to make necessary capital expenditures or decide not to further invest in the facility, the facility may not be able to operate after the extension without significantly curtailing the output, which could increase our production costs.

On September 12, 2007, we signed a memorandum of understanding with the Province of Saskatchewan regarding a plan for the redevelopment of the Prince Albert facility. On November 30, 2007, we were informed that the Government of Saskatchewan was not prepared to participate in the financing and redevelopment of the Prince Albert facility into a NBSK pulp mill producing 100% Forest Stewardship Council (“FSC”) certified softwood pulp for the North American and offshore markets. As of March 30, 2008, we had not determined whether this previously idled facility will be reopened, sold or closed.

Our Lebel-sur-Quévillon pulp mill, which was part of our acquisition of Domtar Inc., was indefinitely closed in the fourth quarter of 2005 due to unfavorable economic conditions. As of March 30, 2008, the Lebel-sur-Quévillon pulp mill remains indefinitely idled due to continuing unfavorable economic factors such as high wood fiber, energy and transportation costs, a strong Canadian dollar and uncompetitive labor costs.

PAPER MERCHANTS

	Thirteen weeks ended
SELECTED INFORMATION	March 30, 2008	April 1, 2007
(In millions of U.S. dollars)
Sales	$262	$76

Operating income	3	4

Sales and Operating Income

Sales

Our Paper Merchants business generated sales of $262 million for the first quarter of 2008, an increase of $186 million when compared to sales of $76 million for the 26 days of operations in the first quarter of 2007. The Predecessor had no Paper Merchants operations and as a result, sales for the first quarter of 2007 represent only the 26 days of sales, from March 7, 2007, to April 1, 2007.

Operating Income

Operating income amounted to $3 million for the first quarter of 2008, a decrease of $1 million when compared to operating income of $4 million for the 26 days of operations in the first quarter of 2007. The Predecessor had no Paper Merchants operations and as a result, operating income for the first quarter of 2007 represents 26 days of operations, from March 7, 2007 to April 1, 2007.

Our Paper Merchants operations in the first quarter of 2008 were positively impacted by an increase in deliveries but negatively impacted by an increase in costs, including an increase in allowance for doubtful accounts.

Operations

Labor

We have collective agreements covering six locations in the U.S. and five locations in Canada that will expire between December 2008 and December 2010.

WOOD

	Thirteen weeks ended
SELECTED INFORMATION	March 30, 2008	April 1, 2007
(In millions of U.S. dollars, unless otherwise noted)
Sales	$63	$47
Intersegment sales	(6)	(3)

	57	44
Operating loss	(22)	(4)

Shipments (millions of FBM)	160	88

Benchmark prices[1] :
Lumber G.L. 2x4x8 stud ($/MFBM)	$277	$317
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	291	332

[1]	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood business amounted to $57 million in the first quarter of 2008, an increase of $13 million, or 30%, compared to sales of $44 million in the first quarter of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. Excluding sales attributable to Domtar Inc. of $48 million in the first quarter of 2008 and $19 million for the 26 days of operations in the first quarter of 2007, sales in the first quarter of 2008 amounted to $9 million, a decrease of $16 million compared to sales of $25 million in the first quarter of 2007. The decrease in sales of $16 million is attributable to lower average selling prices due in part to the slowdown in the U.S. housing industry as well as lower sales of wood chips.

Domtar Inc.’s sales amounted to $48 million in the first quarter of 2008 and were impacted by lower shipments and lower average selling prices.

Operating Loss

Operating loss in our Wood business amounted to $22 million in the first quarter of 2008, an increase in operating loss of $18 million compared to an operating loss of $4 million in the first quarter of 2007 primarily due to the acquisition of Domtar Inc. on March 7, 2007. Excluding an operating loss attributable to Domtar Inc. of $15 million in the first quarter of 2008 and nil for the 26 days of operations in the first quarter of 2007, the operating loss in the first quarter of 2008 amounted to $7 million, an increase of $3 million compared to an operating loss of $4 million in the first quarter of 2007. The increase in operating loss of $3 million is attributable to lower average selling prices and the negative impact of a stronger Canadian dollar.

Domtar Inc.’s operating loss totaled $15 million for the first quarter of 2008. Factors impacting Domtar Inc.’s operating loss include lower average selling prices and lower shipments for lumber and chips and the negative impact of a stronger Canadian dollar.

Pricing Environment

Our average sales price for Great Lakes 2x4 stud decreased by $40/MFBM, or 15%, and our average sales price for Great Lakes 2x4 random length decreased by $41/MFBM, or 14%, in the first quarter of 2008 compared to the first quarter of 2007.

Operations

Shipments

Our lumber and wood shipments in the first quarter of 2008, excluding shipments of Domtar Inc., increased by 4 MFBM, or 1%, compared to shipments of the first quarter of 2007, however we continued to be negatively impacted by the slowdown in the U.S. housing industry.

Labor

In January 2008, a five year collective agreement was ratified by the members at our Nairn Center sawmill (affecting approximately 105 employees).

A collective agreement expired in June 2007 for our Sainte-Marie sawmill. Negotiations for the renewal of this collective agreement (affecting approximately 70 employees) began in August 2007 and are still ongoing.

Fiber supply

The Province of Quebec adopted legislation, which became effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and Cree First Nations. As a result, the amount of fiber, primarily softwood fiber, we are permitted to harvest annually under our existing licenses from the Quebec government, was reduced by approximately 500,000 cubic meters to approximately 1.8 million cubic meters, reflecting a 21% reduction. The Chief Forester of Quebec has proposed a further reduction of 55,000 cubic meters, or 3%, of the total softwood annual allowable cut of forests managed by us. The reduction should be effective starting in the second quarter of 2008 and would significantly affect the supply of fiber for our Northern Quebec softwood sawmills. On May 1, 2008, we announced that we have concluded an agreement in principle with the Minister of Natural Resources and Wildlife, on the reallocation of forest harvesting rights in Northern Quebec. The proposed reallocation of volume will be for a period of 5 years and will allow us to execute our consolidation plan, guaranteeing the reallocation of 665,000 net annual cubic meters for our Val d’Or sawmill and 450,000 net annual cubic meters for the Matagami sawmill. This agreement in principle is subject to consultations with local elected officials, First Nation communities and other wood business operators of the region. The agreement in principle also calls for the permanent closure of Lebel-sur-Quévillon sawmilling operations representing approximately 276,000 net annual cubic meters. In the event that our Lebel-sur-Quévillon sawmill is close, it will impact approximately 215 employees and represent approximately $4 million of severance costs. Other than the severance costs, our financial results should not be significantly impacted by this closure.

The reduction in harvest volume would also result in a corresponding increase in the unit cost of wood delivered to the sawmills. As a result of the strength of the Canadian dollar against the U.S. dollar, low lumber prices and other factors, a significant portion of our wood harvesting operations in Quebec have been shut down and all but two, Val d’Or and Matagami, of these facilities related to such operations have been closed indefinitely. In June 2007, we restarted our Val d’Or sawmill (annual capacity of approximately 160 million board feet), as a result of a new contract for our chips and more favorable economic conditions, and in January 2008, we restarted our Matagami sawmill which has an annual capacity of approximately 100 million board feet.

On October 1, 2007, Domtar Inc. received a written notice from the Minister of Natural Resources and Wildlife for the province of Quebec purporting to revoke, effective September 14, 2007, Domtar Inc.’s forest license rights relating to its Grand-Remous and Malartic sawmills representing approximately 567,000 cubic meters of fiber on an annual basis. While we are currently seeking the reinstatement of these license rights through formal legal proceedings, there is no assurance that we will be successful and we may lose these forest license rights permanently.

Other

In January 2008, we announced that Domtar Inc. and Conifex Inc. agreed to terminate the agreement entered into in June 2007 to sell substantially all of our Wood business to Conifex Inc. See Recent Developments, “Agreement for the Sale of Wood Business” for further details.

In the first quarter of 2006, we indefinitely closed our Big River and 51% owned Wapawekka, Saskatchewan sawmills due to the closure of our Prince Albert, Saskatchewan facility and poor market conditions. These previously idled facilities are currently not in operation. At March 30, 2008, we had not determined whether these facilities will be reopened, sold or closed. In the event that our Big River, Saskatchewan sawmill is closed, the Province of Saskatchewan may require active decommissioning and reclamation at the facility, which would likely include investigation and remedial action for areas of significant environmental impact.

In January 2007, due to the difficult market conditions that had prevailed in the wood sector in recent months, including the slowdown of the U.S. housing industry and the new softwood lumber agreement, we announced the indefinite closure of our White River sawmill which became effective prior to the end of the second quarter of 2007. The closure impacted approximately 140 permanent positions and reduced our production capacity by 110 million board feet of lumber.

STOCK-BASED COMPENSATION EXPENSE

In February 2008, a number of new equity awards were granted, consisting of performance conditioned restricted stock units, restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions.

For the first quarter of 2008, compensation expense recognized in our results of operations was approximately $5 million for all of the outstanding awards and nil for the first quarter of 2007. Compensation costs for performance awards are based on management’s best estimate of the ultimate performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. We also have the ability to fund liquidity requirements through new financing, subject to satisfactory market conditions and credit ratings.

Our ability to make payments on and to refinance our indebtedness, including debt we have incurred under the Credit Agreement and new Domtar Corporation notes, and to fund working capital, capital expenditures, debt service and investments, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our Credit Agreement and debt indenture as well as conditions in future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Operating Activities

Cash flows provided from operating activities totaled $27 million in the first quarter of 2008, a $64 million decrease compared to cash flows provided from operating activities of $91 million in the first quarter of 2007. This decrease in cash flows provided from operating activities reflects a decrease in profitability as well as an increase in requirements for working capital. The first quarter of the year is typically impacted by seasonally high requirements for working capital. Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first quarter of 2008 amounted to $8 million, a $567 million decrease compared to cash flows provided from investing activities in the first quarter of 2007. Excluding acquired cash of $573 million in the first quarter of 2007, cash flows used for investing activities was $14 million. The $6 million decrease in cash flows used for investing activities, when excluding cash acquired, is primarily related to higher capital spending, in part due to the acquisition of Domtar Inc., partially offset by the proceeds from the disposal of certain property, plant and equipment. We intend to limit our annual capital expenditures to below 60% of depreciation.

Financing Activities

Cash flows used for financing activities totaled $33 million in the first quarter of 2008 compared to cash flows used for financing activities of $546 million in the first quarter of 2007. This $513 million decrease in cash flows used for financing activities is mainly attributable to the distribution to Weyerhaeuser of $1,431 million upon the acquisition of Domtar Inc. in the first quarter of 2007, which was partially offset by borrowings under our new Credit Agreement of $800 million (consisting of an $800 million tranche B term loan facility) plus an additional $90 million of borrowings under the revolving credit facility in the first quarter of 2007. During the first quarter of 2008, we repaid $50 million under our revolving credit facility, redeemed the remaining Canadian debentures for $3 million and repaid $2 million under the tranche B term loan facility.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $2,201 million at March 30, 2008, as compared to $2,222 million at December 30, 2007. The $21 million decrease in net indebtedness is primarily due to the repayment of $50 million under our revolving bank credit facility in the first quarter of 2008, offset by higher bank indebtedness and lower cash and cash equivalents.

Our Credit Agreement, entered into in connection with the Transaction, consists of an $800 million senior secured tranche B term loan facility and a $750 million senior secured revolving credit facility. In connection with the closing of the Transaction, the Company borrowed $800 million under the tranche B term loan facility, which has subsequently been reduced to $641 million. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for working capital needs and for general corporate purposes and a portion is available for letters of credit. Borrowings by the U.S. Borrowers under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

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

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, dividends and other payments in respect of capital stock, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. For so long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.50x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.75x, decreasing to 4.5x on December 31, 2008. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice.

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

As of March 30, 2008, there were no outstanding borrowings under our revolving credit facility and $6 million of borrowings outstanding in the form of an overdraft. In addition, at March 30, 2008, we had outstanding letters of credit amounting to $45 million under this credit facility. We also have other outstanding letters of credit amounting to $2 million.

During March 2008, we redeemed the remaining outstanding balance of Domtar Inc.’s 10% and 10.85% Debentures for a total consideration of $3 million. The majority of Domtar Inc.’s 10% and 10.85% Debentures was redeemed in December 2007.

Credit Rating

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facility	Ba1
	Unsecured debt obligations	B1

Standard & Poor’s	Secured Credit Facility	BB+
	Unsecured debt obligations	B+

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

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the Transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of March 30, 2008, we had 43,561,065 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events.

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

As of March 30, 2008, the senior beneficial interest in receivables held by third parties was $130 million. We expect to continue selling receivables on an ongoing basis, given the attractive discount rates. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, our working capital and bank debt requirements will increase.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 30, 2008, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

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

We will generally be required to indemnify Weyerhaeuser and its shareholders against any tax resulting from the Distribution if that tax results from an act or omission by us after the Distribution. However, if Weyerhaeuser, should recognize a gain on the Distribution for reasons not related to an act or omission to act by us after the Distribution, Weyerhaeuser would be responsible for such taxes and would not be entitled to indemnification by us under the Tax Sharing Agreement. In addition, to preserve the Weyerhaeuser tax-free treatment of the Distribution, the following actions will be subject to restrictions for a two-year period following the date of the Distribution:

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

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 30, 2008, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have to pay up to a maximum of CDN$120 million (approximately $117 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the closing date of the Transaction, the maximum amount of the purchase price adjustment was CDN$110 million (approximately $107 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of CDN$110 million (approximately $107 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of CDN$110 million (approximately $107 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Change Implemented

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Beginning in fiscal year 2008, we have elected to partially adopt SFAS 157 in accordance with FASB Staff Position No. FAS 157-2 (“FSP FAS 157-2”), which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis including those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, exit and disposal costs initially measured at fair value, and those initially measured at fair value in a business combination.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on our consolidated financial position and results of operations.

Future Accounting Changes

Business combinations

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contingent considerations and contractual contingencies based on their fair values as measured on the acquisition date. In addition, SFAS No. 141(R) requires the acquirer to measure the noncontrolling interest in the acquiree at fair value, which will result in recognizing the goodwill attributable to the non-controlling interest in addition to the goodwill attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since Statement 141(R) will only be applicable to future business combinations, it will not have a significant effect on our financial position, results of operations or cash flows prior to such acquisitions.

Noncontrolling interests

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated earnings (loss) statement is presented by requiring consolidated net earnings (loss) to be reported including the amounts attributable to both the parent interest and the noncontrolling interest. The Statement requires disclosure on the face of the consolidated statement of operations of the amounts of consolidated net earnings (loss) attributable to the parent interest and to the noncontrolling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.

We do not expect the initial adoption of SFAS 160 to have a significant effect on our financial position, results of operations and cash flows as we have no significant noncontrolling interests.

Derivative instruments and hedging activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our future disclosures.

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

We have included in our Annual Report on Form 10-K for the year ended December 30, 2007, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not made any changes in any of these critical accounting policies during the first quarter of 2008.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, our future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on our result of operations or financial condition. These factors include, but are not limited to:

•	the effect of general economic conditions, particularly in the U.S. and Canada;

•	market demand for our products, which may be tied to the relative strength of various U.S. and/or Canadian business segments;

•	product selling prices;

•	raw material prices, including wood fiber, energy and chemical;

•	performance of our manufacturing operations, including unexpected maintenance requirements;

•	the successful integration of the Weyerhaeuser Fine Paper Business with Domtar Inc. and the ability to realize anticipated cost savings;

•	the level of competition from domestic and foreign producers;

•	the effect of forestry, land use, environmental and other governmental regulations, and changes in accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors,” in item 1A of our Annual Report on Form 10-K, for the year ended December 30, 2007.

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report on Form 10-Q. Unless specifically required by law, we assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 30, 2007. There has not been any material change in our exposure to market risk since March 30, 2008, except for the following.

FOREIGN CURRENCY RISK

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. Approximately 19% of our uncoated freesheet paper production capacity and 55% of our trade pulp production capacity as well as our Wood business are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by an increase or decrease in the value of the Canadian dollar relative to the U.S. dollar. See Item 1A, Risk Factors – “The Company is affected by changes in currency exchange rate” in our Annual Report on Form 10-K for the year ended December 30, 2007.

Derivative Instruments and hedging activities

We use derivative instruments (currency options and forward foreign exchange contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates. Forward foreign exchange contracts are contracts whereby we have the obligation to buy Canadian dollars at a specific rate. Currency options purchased are contracts whereby we have the right, but not the obligation, to buy Canadian dollars at the strike rate if the Canadian dollar trades above that rate. Currency options sold are contracts whereby we have the obligation to buy Canadian dollars at the strike rate if the Canadian dollar trades below that rate. Our policy is to hedge a significant portion of forecasted purchases in Canadian dollars. We do not enter into derivative financial instruments for trading or speculative purposes. The derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value derived from quoted market rates and are included in prepaid expenses and trade and other payables. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk. The forward foreign exchange contracts are valued using the interest rate parity principle and broker quotations taken on Reuters 3000. The currency options contracts are valued using the Garman Kohlhagen Model and broker quotations taken on Reuters 3000. The quotations used in both models were based on the rates in effect at March 30, 2008.

In 2008, we formally document the relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. Forward foreign exchange contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. These contracts are used to hedge forecasted purchases over approximately 12 to 18 months. Changes in the fair value of derivatives contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within shareholders’ equity, and are recognized in cost of sales in the period in which the hedged transaction occurs.

During the first quarter of 2008, we recorded an after tax loss of $5 million in accumulated other comprehensive income related to cash flow hedges, which will be recognized in cost of sales upon the maturity of the derivatives during the fifty-two weeks period ending March 29, 2009 at the then current values, which may be different from the March 30, 2008 values. At March 30, 2008, the fair value of these contracts was $8 million in prepaid expenses and $8 million in trade and other payables on the Consolidated Balance sheets. The critical terms of the hedging instruments (currency options and forward foreign exchange contracts) and the hedged items match. As a result, there were no material amounts reflected in the first quarter of 2008 resulting from hedge ineffectiveness.

During the first quarter of 2008, the gain recorded in cost of sales in the consolidated statement of earnings related to the change in the fair value of forward foreign exchange contracts designated as cash flow hedges that matured during the period and was not material.

In 2007, we had derivative instruments that were recorded at fair value in the purchase price allocation. As such, hedge accounting was not permitted and these instruments were recorded at fair value with the resulting gains and losses being reflected in earnings. For the first quarter of 2007, we recorded nil in earnings. At December 30, 2007, we had no derivative instruments outstanding.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the Securities and Exchange Commissions rules and forms. As of the end of the period covered by this report, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

Change in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

We do have ongoing initiatives to standardize and upgrade certain of our financial and operating systems. The system upgrades will be implemented in stages over the next several years. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as these initiatives continue.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report is found in Note 13 to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 30, 2007, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There are no significant changes to the risk factors described in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 9, 2008	By:	/s/ RAZVAN THEODORU
Razvan Theodoru
Vice-President and Secretary