Form 10-Q
period 2008-06-29
Domtar CORP
filed 2008-08-08
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

At August 6, 2008, 492,288,715 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 29, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

	Thirteen weeks ended		Twenty-six weeks ended
CONSOLIDATED STATEMENTS OF EARNINGS	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
(in millions of dollars, unless otherwise noted)	(Unaudited)
	$	$	$	$
Sales	1,639	1,583	3,304	2,634
Operating expenses
Cost of sales, excluding depreciation and amortization	1,336	1,288	2,678	2,146
Depreciation and amortization	118	132	234	210
Selling, general and administrative	94	92	206	133
Closure and restructuring costs	11	2	12	5

	1,559	1,514	3,130	2,494

Operating income	80	69	174	140
Interest expense	37	47	76	58

Earnings before income taxes	43	22	98	82
Income tax expense	19	11	38	22

Net earnings	24	11	60	60

Per common share (in dollars) (NOTE 6)
Net earnings
Basic	0.05	0.02	0.12	0.14
Diluted	0.05	0.02	0.12	0.14
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	515.5	515.2	515.5	431.7
Diluted	515.8	516.3	515.9	432.3

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	At
	June 29, 2008	December 30 2007
(in millions of dollars, unless otherwise noted)	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	61	71
Receivables, less allowances of $10 and $9	560	504
Inventories (NOTE 8)	926	936
Prepaid expenses	37	14
Income and other taxes receivable	77	69
Deferred income taxes	181	182

Total current assets	1,842	1,776
Property, plant and equipment, at cost	9,680	9,685
Accumulated depreciation	(4,562)	(4,323)

Net property, plant and equipment	5,118	5,362
Goodwill (NOTE 9)	363	372
Intangible assets, net of amortization (NOTE 10)	104	111
Other assets	109	105

Total assets	7,536	7,726

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	38	63
Trade and other payables	743	765
Income and other taxes payable	37	28
Long-term debt due within one year	19	17

Total current liabilities	837	873
Long-term debt	2,122	2,213
Deferred income taxes	999	1,003
Other liabilities and deferred credits	361	440
Commitments and contingencies (NOTE 13)
Shareholders’ equity
Common stock
$0.01 par value: authorized 2,000,000,000 shares issued and outstanding: 491,677,015 and 471,169,959 shares, respectively	5	5
Exchangeable shares
No par value; unlimited shares authorized; issued and held by nonaffiliates: 23,856,012 and 44,252,831 shares, respectively	159	293
Additional paid-in capital	2,715	2,573
Retained earnings	107	47
Accumulated other comprehensive income	231	279

Total shareholders’ equity	3,217	3,197

Total liabilities and shareholders’ equity	7,536	7,726

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
(In millions of dollars, unless otherwise noted)	(Unaudited)
		$	$	$	$	$	$
Balance at December 30, 2007	515.4	5	293	2,573	47	279	3,197
Conversion of exchangeable shares	—	—	(134)	134	—	—	—
Issuance of common shares	0.1	—	—	1	—	—	1
Stock-based compensation	—	—	—	7	—	—	7
Net earnings	—	—	—	—	60	—	60
Cash flow hedge fair value adjustments, net of tax	—	—	—	—	—	(4)	(4)
Amortization of prior year service costs	—	—	—	—	—	1	1
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(45)	(45)

Balance at June 29, 2008	515.5	5	159	2,715	107	231	3,217

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen weeks ended		Twenty-six weeks ended
CONSOLIDATED STATEMENTS OF CASH FLOWS	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
(In millions of dollars)	(Unaudited)
	$	$	$	$
Operating activities
Net earnings	24	11	60	60
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	118	132	234	210
Deferred income taxes	1	(4)	13	(15)
Net gains on disposals of property, plant and equipment	(1)	—	(1)	—
Stock-based compensation expense	4	1	9	1
Gain on sale of trademark	(6)	—	(6)	—
Other	2	—	4	1
Changes in assets and liabilities, net of effects of acquisition
Receivables	23	68	(58)	(19)
Inventories	11	19	—	27
Prepaid expenses	(5)	(2)	(22)	(7)
Trade and other payables	(13)	(8)	(31)	38
Income and other taxes	(11)	2	1	16
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(42)	(25)	(47)	(29)
Other assets and other liabilities	8	(5)	(16)	(3)

Cash flows provided from operating activities	113	189	140	280

Investing activities
Additions to property, plant and equipment	(36)	(32)	(65)	(46)
Proceeds from disposals of property, plant and equipment	1	22	22	22
Proceeds from sale of trademark	6	—	6	—
Business acquisitions – cash acquired	—	—	—	573
Other	—	(4)	—	(4)

Cash flows provided from (used for) investing activities	(29)	(14)	(37)	545

Financing activities
Net change in bank indebtedness	(49)	(23)	(26)	(3)
Repayment of revolving bank credit facility	—	(90)	(50)	—
Issuance of short-term debt	—	—	—	1,350
Issuance of long-term debt	—	—	—	800
Repayment of short-term debt	—	—	—	(1,350)
Repayment of long-term debt	(31)	(81)	(37)	(81)
Debt issue costs	—	—	—	(24)
Distribution to Weyerhaeuser prior to March 7, 2007	—	—	—	(1,431)
Other	—	(4)	—	(5)

Cash flows used for financing activities	(80)	(198)	(113)	(744)

Net increase (decrease) in cash and cash equivalents	4	(23)	(10)	81
Translation adjustments related to cash and cash equivalents	—	(7)	—	(2)
Cash and cash equivalents at beginning of period	57	110	71	1

Cash and cash equivalents at end of period	61	80	61	80

Supplemental cash flow information
Net cash payments for:
Interest	36	43	55	43
Income taxes	39	18	46	21

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of Domtar Corporation’s (“the Company” or “Domtar”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first twenty-six weeks of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in Domtar’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Securities and Exchange Commission. The December 30, 2007 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications of prior period balances have been made for consistent presentation with the present periods.

BACKGROUND

Domtar was incorporated on August 16, 2006 for the sole purpose of holding the Weyerhaeuser Fine Paper Business (the “Business Unit”) and consummating the combination of the Business Unit with Domtar Inc. (the “Transaction”). The Business Unit was operated by Weyerhaeuser Company (“Weyerhaeuser”) prior to the completion of the Transaction.

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

The Transaction was consummated on March 7, 2007. Domtar had no operations prior to March 7, 2007 when, upon the completion of the Transaction, it became an independent public holding company that, directly or indirectly through its subsidiaries, owns the Business Unit and Domtar Inc. As of the date of consummation of the Transaction, Domtar is referred to as the “Successor.”

For accounting and financial reporting purposes, the Business Unit is considered to be the “Predecessor” to Domtar and as a result, its historical financial statements now constitute the historical financial statements of Domtar. Accordingly, the results reported for the first six months of 2008 include results of the Successor for the entire period and those reported for the first six months of 2007 include the results of operations of the Business Unit, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to July 1, 2007.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

Although Weyerhaeuser does not have a continuing proprietary interest in Domtar, the Company entered into several agreements with Weyerhaeuser and/or certain of its subsidiaries in connection with the Transaction, including a tax sharing agreement, an intellectual property licensing agreement, a transition services agreement, fiber and pulp supply agreements and site services agreements. These agreements enable the Company to continue to operate the Business Unit efficiently following the completion of the Transaction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGE IMPLEMENTED

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Beginning in fiscal year 2008, the Company has elected to partially adopt SFAS No. 157 in accordance with FASB Staff Position No. FAS 157-2 (FSP FAS No. 157-2), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis including those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, exit and disposal costs initially measured at fair value, and those initially measured at fair value in a business combination.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have an impact on the Company’s consolidated financial position and results of operations. The Company is currently assessing the impact of fully adopting SFAS No. 157 on its future disclosures for nonfinancial assets and nonfinancial liabilities. There will be no impact on its consolidated financial position and results of operations as a result of the full implementation of SFAS No. 157.

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

NONCONTROLLING INTERESTS

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated earnings (loss) statement is presented by requiring consolidated net earnings (loss) to be reported including the amounts attributable to both the parent interest and the noncontrolling interest. The Statement requires disclosure on the face of the consolidated statement of earnings of the amounts of consolidated net earnings (loss) attributable to the parent interest and to the noncontrolling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company does not expect the initial adoption of SFAS No. 160 to have a significant effect on the financial position, results of operations and cash flows as the Company has no significant noncontrolling interests.

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

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company operates within North America, which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company uses derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates. The Company’s policy allows it to hedge a significant portion of forecasted purchases in Canadian dollars for periods up to three years. In addition, the Company’s risk management policy allows it to hedge a significant portion of its forecasted natural gas purchases for periods up to three years.

The Company does not enter into derivative financial instruments for trading or speculative purposes. The derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value and are included in prepaid expenses and trade and other payables. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within shareholders’ equity, and are recognized in cost of sales in the period in which the hedged transaction occurs.

Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

FOREIGN CURRENCY EXCHANGE RATE

In 2008, the Company formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months.

NATURAL GAS SWAP CONTRACTS

During the twenty-six weeks ended June 29, 2008, the Company entered into natural gas swap contracts to hedge certain future identifiable natural gas purchases. The Company formally documents the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Natural gas swap contracts used to hedge forecasted natural gas purchases are designated as cash flow hedges. These contracts are used to hedge forecasted purchases over the next 3 years.

During the twenty-six weeks ended June 29, 2008, the Company recorded an after tax loss of $4 million in accumulated other comprehensive income concerning these foreign currency and natural gas derivatives, which will be recognized in cost of sales upon maturity of the derivatives during the next 3 years at the then current values, which may be different from the June 29, 2008 values. At June 29, 2008, the fair value of these contracts were reflected on the Consolidated Balance Sheet at $8 million in prepaid expenses and $4 million in trade and other payables.

The natural gas swap contracts were fully effective as of June 29, 2008. The critical terms of the hedging instruments (currency options and foreign exchange forward contracts) and the hedged items match. As a result, there were no material amounts reflected in the Consolidated Statement of Earnings for the twenty-six week period ended June 29, 2008 resulting from hedge ineffectiveness.

During the twenty-six weeks ended June 29, 2008, the gain recorded in cost of sales in the Consolidated Statement of Earnings related to the change in the fair value of foreign exchange forward contracts designated as cash flow hedges that matured during the period was not significant.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

In 2007, the Company had derivative instruments that were recorded at fair value in the purchase price allocation. As such, hedge accounting was not permitted and these instruments were recorded at fair value with the resulting gains and losses being reflected in earnings. For the twenty-six weeks ended July 1, 2007, the Company recorded nil in earnings. At December 30, 2007, the Company had no derivative instruments outstanding.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. BUSINESS COMBINATION

On March 7, 2007, the Company completed the Transaction to combine the Weyerhaeuser Fine Paper Business with Domtar Inc. The description of the Transaction was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

The following unaudited pro-forma information for the twenty-six weeks ended July 1, 2007, presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of fiscal 2007. These unaudited pro-forma results have been prepared for comparative purposes only.

Twenty-six weeks ended	July 1, 2007
Sales	$3,207
Operating expenses, excluding depreciation and amortization	2,820
Depreciation and amortization	245

Operating income	142
Earnings before income taxes	53
Net earnings applicable to common shares	37

Basic earnings per share	0.07

Diluted earnings per share	0.07

Basic weighted average number of common and exchangeable shares outstanding (millions)	515.2

Diluted weighted average number of common and exchangeable shares outstanding (millions)	516.3

The above pro-forma information includes a charge of $29 million for transaction related costs of Domtar Inc. incurred in the first quarter of 2007. The pro-forma adjustments have all been reflected in the first quarter of 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

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

Restricted Stock Units (“RSUs”)

On February 20, 2008, the Company granted 583,480 RSUs having a weighted average grant date fair value of $6.71 and a weighted average remaining contractual life of approximately 36 months. The Company will deliver one share of common stock in settlement of each outstanding RSU that has vested in accordance with the stipulated service conditions. The awards cliff vest at various dates up to February 20, 2011.

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

2008 Stock-based Compensation Expense

For the thirteen and twenty-six weeks ended June 29, 2008, compensation expense recognized in the Company’s results of operations was approximately $5 million and $10 million, respectively, for all outstanding awards (2007 – $3 million and $3 million, respectively).

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

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)
Net earnings	$24	$11	$60	$60
Weighted average number of common and exchangeable shares outstanding (millions)	515.5	515.2	515.5	431.7
Effect of dilutive securities (millions)	0.3	1.1	0.4	0.6

Weighted average number of diluted common and exchangeable shares outstanding (millions)	515.8	516.3	515.9	432.3

Basic net earnings per share (in dollars)	$0.05	$0.02	$0.12	$0.14
Diluted net earnings per share (in dollars)	$0.05	$0.02	$0.12	$0.14

The following table includes the potential maximum awards of certain awards that were not included in the computation of diluted earnings per share for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007 due to performance targets not being satisfied at the end of the period or were antidilutive:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Restricted stock units	1,506,318	—	1,331,842	—
Options	1,582,658	—	1,636,602	—
Performance-based awards	4,260,175	2,347,213	4,290,445	3,738,479

The calculation of earnings per common share for the thirteen and twenty-six weeks ended June 29, 2008 is based on the weighted-average number of Domtar common stock outstanding during the period. The calculation for diluted earnings per common share for the thirteen and twenty-six weeks ended June 29, 2008 recognizes the effect of all potential dilutive common stock.

Prior to the Transaction, the Company did not have publicly traded common stock or stock options outstanding. The weighted average number of shares of common stock of Domtar Corporation outstanding for the thirteen and twenty-six weeks ended July 1, 2007 assumes that all such common stock outstanding immediately after the Contribution but before the acquisition of Domtar Inc. were outstanding since January 1, 2007. The effect of dilutive securities for the thirteen and twenty-six weeks ended July 1, 2007 assumes that all replacement stock options of Domtar were outstanding immediately after the Contribution on March 5, 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the thirteen and twenty-six weeks ended June 29, 2008, the pension expense was $5 million and $11 million, respectively (2007 - $3 million and $5 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans
	Thirteen weeks ended June 29, 2008		Twenty-six weeks ended June 29, 2008
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	18	2
Interest expense	21	2	42	3
Expected return on plan assets	(21)	—	(43)	—
Settlement	2	—	4	—
Amortization of prior year service costs	1	—	1	—

Net periodic benefit cost	11	3	22	5

	Thirteen weeks ended July 1, 2007		Twenty-six weeks ended July 1, 2007
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	12	1	17	2
Interest expense	21	2	30	3
Expected return on plan assets	(24)	—	(37)	—
Amortization of prior year service costs	—	—	1	—

Net periodic benefit cost	9	3	11	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The Company contributed $55 million and $71 million for the thirteen and twenty-six weeks ended June 29, 2008, respectively, (2007 - $37 million and $43 million, respectively) to the pension plans. The Company expects to contribute approximately $95 million in 2008 to the pension plans. The Company also contributed $1 million and $3 million for the thirteen and twenty-six weeks ended June 29, 2008, respectively, (2007 - $1 million and 2 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INVENTORIES

The following table presents the components of inventories:

	June 29, 2008	December 30, 2007
	$	$
Work in process and finished goods	574	586
Raw materials	137	136
Operating and maintenance supplies	215	214

	926	936

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

	June 29, 2008	December 30, 2007
	$	$
Balance at beginning of period	372	14
Impairment of goodwill	—	(4)
Acquisition of Domtar Inc.	—	300
Effect of foreign currency exchange rate change	(9)	62

Balance at end of period	363	372

The goodwill at both June 29, 2008 and December 30, 2007 is entirely related to the Papers segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	June 29, 2008	December 30, 2007
		$	$
Intangible assets subject to amortization
Water rights	40	15	15
Power purchase agreements	25	32	33
Customer relationships	20	9	9
Trade names	7	7	7
Supplier agreements	5	6	6
Natural gas contracts	4	16	17
Cutting rights	Units of production method	28	29

		113	116
Allowance for amortization		(9)	(5)

Total intangible assets		104	111

Amortization expense related to intangible assets for the thirteen and twenty-six weeks ended June 29, 2008 was $2 million and $4 million, respectively, (2007 – nil and nil, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2008	2009	2010	2011	2012
	$	$	$	$	$
Amortization expense related to intangible assets	8	8	9	9	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING PROVISION

The following table provides the activity in the closure and restructuring provision.

June 29, 2008
$
Balance at beginning of year	83
Severance payments	(11)
Reversals (a)	(23)
Other	3
Effect of foreign currency exchange rate change	3

Balance at June 29, 2008	55

(a)	Reversal of a provision for a contract assumed in the Transaction as a result of its termination by the counterparty in the first quarter of 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Thirteen weeks ended		Twenty-six weeks ended
COMPREHENSIVE INCOME	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)
	$	$	$	$
Net earnings	24	11	60	60
Other comprehensive income
Net derivative gains (losses) on cash flow hedges, net of tax	1	4	(4)	4
Amortization of prior service costs	1	—	1	—
Foreign currency translation adjustments, net of tax	16	136	(45)	140

Comprehensive income	42	151	12	204

The Company’s accumulated other comprehensive income includes the following, net of tax:

At	June 29, 2008	December 30, 2007
	(Unaudited)
	$	$
Cash flow hedge fair value adjustments	(4)	—
Foreign currency translation adjustments	285	330
Unrecognized losses and prior service costs related to pension and post-retirement benefit plans	(50)	(51)

Accumulated other comprehensive income	231	279

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999, against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement (the “Settlement Agreement”) which provided that while the agreement was performed in accordance with its terms, the action commenced by Seaspan would be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims as that could not be reasonably determined at that time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The Company has recorded a provision to address potential exposure.

Domtar Inc. was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued a RFRA to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant. By final and binding arbitration award, the remediation cost related to Domtar Inc. is estimated to be between $4 million and $7 million. Discussion between all concerned parties to finalize the interpretation of the decision and the estimated future costs are on going. At June 29, 2008, the Company had a provision for the estimated remediation costs.

At June 29, 2008, the Company had a provision of $116 million for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation:

June 29, 2008
$
Balance at beginning of year	119
Additions	5
Environmental spending	(2)
Effect of foreign currency exchange rate change	(6)

Balance at June 29, 2008	116

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 29, 2008, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

Domtar Inc. is subject to a motion by Joachim Laferrière Électricien Inc., filed in the Quebec Superior Court on January 9, 2006, for authorization to bring a class action suit against Domtar Inc. and others for alleged damages relating to a conspiracy to fix prices of carbonless sheets during the period of January through December 2000 in the Province of Quebec, Canada. Domtar is also subject to a motion by McLay & Company Inc. filed in Ontario Superior Court on January 11, 2006 for authorization to bring a class action suit against Domtar Inc. and others, for alleged inflated prices of carbonless sheets paper during the period of October 1999 through September 2000 in the Province of Ontario, Canada. These class actions have been settled and the settlements were approved by the respective courts in July 2008. The amounts had been previously provided for.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. could have been obligated to pay up to a maximum of approximately $118 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $108 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $108 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $108 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the liquidity, results of operations and financial condition.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 29, 2008, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June, 29 2008, in accordance with SFAS 157 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair value measurement at reporting date using:

	June 29, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Assets
Derivative financial instruments	8	—	8	—	Prepaid expenses

Total	8	—	8	—

Liabilities
Derivative financial instruments	4	—	4	—	Trade and other payables

Total	4	—	4	—

Derivative financial instruments include foreign exchange forward contracts, foreign exchange options and natural gas swap contracts. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SEGMENT DISCLOSURES

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

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SEGMENT DISCLOSURES (CONTINUED)

	Thirteen weeks ended		Twenty-six weeks ended
Segment Data	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(Unaudited)
	$	$	$	$
Sales
Papers	1,407	1,349	2,836	2,304
Paper Merchants	243	226	505	302
Wood	70	90	133	137

Total for reportable segments	1,720	1,665	3,474	2,743
Intersegment sales – Papers	(73)	(66)	(156)	(90)
Intersegment sales – Paper Merchants	—	(1)	—	(1)
Intersegment sales – Wood	(8)	(15)	(14)	(18)

Consolidated sales	1,639	1,583	3,304	2,634

Depreciation and amortization
Papers	110	126	220	198
Paper Merchants	1	—	1	1
Wood	7	6	13	11

Consolidated depreciation and amortization	118	132	234	210

Operating income (loss)
Papers	92	92	206	163
Paper Merchants	2	2	5	6
Wood	(12)	(20)	(34)	(24)
Corporate	(2)	(5)	(3)	(5)

Consolidated operating income	80	69	174	140
Interest expense	37	47	76	58

Earnings before income taxes	43	22	98	82
Income tax expense	19	11	38	22

Net earnings	24	11	60	60

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3.10 of Regulation S-X, in connection with the Company’s issuance of debt securities in exchange for outstanding debt securities of Domtar Inc, a wholly-owned subsidiary of the Company. Pursuant to this exchange transaction, the securities that were issued (the “Guaranteed Debt”) were fully and unconditionally guaranteed by Domtar Paper Company, LLC, a wholly-owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, and by Domtar Enterprises Inc. (and subsidiaries), a wholly-owned subsidiary of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company LLC’s own wholly-owned subsidiaries; including Domtar Delaware Investments Inc, Domtar Delaware Holdings Inc, Domtar Delaware Holdings LLC, Domtar Inc. and Domtar Pulp & Paper Products Inc. (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at June 29, 2008 and December 30, 2007 and the statements of earnings (loss), and cash flows for the thirteen and twenty-six weeks ended June 29, 2008 and July 1, 2007 for Domtar Corporation (the “Parent Company”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in both cases using the equity method. The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from the business acquisition in Note 4 have been pushed down to the applicable subsidiary columns.

Condensed Consolidating Statement of Earnings (loss) for the thirteen weeks ended June 29, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,291	752	(404)	1,639
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,002	738	(404)	1,336
Depreciation and amortization	—	77	41	—	118
Selling, general and administrative	5	66	23	—	94
Closure and restructuring costs	—	(1)	12	—	11

	5	1,144	814	(404)	1,559

Operating income (loss)	(5)	147	(62)	—	80
Interest expense (revenue)	33	24	(20)	—	37

Earnings (loss) before income taxes	(38)	123	(42)	—	43
Income tax expense (benefit)	(15)	36	(2)	—	19
Share in earnings of equity accounted investees	47	(40)	—	(7)	—

Net earnings (loss)	24	47	(40)	(7)	24

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Earnings (loss) for the twenty-six weeks ended June 29, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	2,595	1,474	(765)	3,304
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,057	1,386	(765)	2,678
Depreciation and amortization	—	155	79	—	234
Selling, general and administrative	8	127	71	—	206
Closure and restructuring costs	—	—	12	—	12

	8	2,339	1,548	(765)	3,130

Operating income (loss)	(8)	256	(74)	—	174
Interest expense (revenue)	71	(9)	14	—	76

Earnings (loss) before income taxes	(79)	265	(88)	—	98
Income tax expense (benefit)	(32)	94	(24)	—	38
Share in earnings of equity accounted investees	107	(64)	—	(43)	—

Net earnings (loss)	60	107	(64)	(43)	60

Condensed Consolidating Statement of Earnings (loss) for the thirteen weeks ended July 1, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,347	591	(355)	1,583
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,096	547	(355)	1,288
Depreciation and amortization	—	83	49	—	132
Selling, general and administrative	3	56	33	—	92
Closure and restructuring costs	—	2	—	—	2

	3	1,237	629	(355)	1,514

Operating income (loss)	(3)	110	(38)	—	69
Interest expense	16	11	20	—	47

Earnings (loss) before income taxes	(19)	99	(58)	—	22
Income tax expense (benefit)	(7)	36	(18)	—	11
Share in earnings of equity accounted investees	23	(40)	—	17	—

Net earnings (loss)	11	23	(40)	17	11

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Earnings (loss) for the twenty-six weeks ended July 1, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	2,092	1,017	(475)	2,634
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,687	934	(475)	2,146
Depreciation and amortization	—	148	62	—	210
Selling, general and administrative	3	82	48	—	133
Closure and restructuring costs	—	5	—	—	5

	3	1,922	1,044	(475)	2,494

Operating income (loss)	(3)	170	(27)	—	140
Interest expense	21	14	23	—	58

Earnings (loss) before income taxes	(24)	156	(50)	—	82
Income tax expense (benefit)	(9)	45	(14)	—	22
Share in earnings of equity accounted investees	75	(36)	—	(39)	—

Net earnings (loss)	60	75	(36)	(39)	60

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheet June 29, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	11	41	9	—	61
Receivables	—	509	51	—	560
Inventories	—	640	286	—	926
Prepaid expenses	3	6	28	—	37
Income and other taxes receivable	69	(6)	14	—	77
Intercompany accounts	—	495	573	(1,068)	—
Deferred income taxes	5	75	101	—	181

Total current assets	88	1,760	1,062	(1,068)	1,842
Property, plant and equipment, at cost	—	5,682	3,998	—	9,680
Accumulated depreciation	—	(2,409)	(2,153)	—	(4,562)

Net property, plant and equipment	—	3,273	1,845	—	5,118
Goodwill	—	71	292	—	363
Intangible assets, net of amortization	—	—	104	—	104
Investments in affiliates	5,681	1,975	15	(7,671)	—
Intercompany advances	2	—	640	(642)	—
Other assets	39	30	40	—	109

Total assets	5,810	7,109	3,998	(9,381)	7,536

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	33	5	—	38
Trade and other payables	30	380	333	—	743
Intercompany accounts	619	—	449	(1,068)	—
Income and other taxes payable	—	9	28	—	37
Long-term debt due within one year	8	8	3	—	19

Total current liabilities	657	430	818	(1,068)	837
Long-term debt	2,096	17	9		2,122
Intercompany long-term loans	—	642	—	(642)	—
Deferred income taxes	—	921	78	—	999
Other liabilities and deferred credits	—	58	303	—	361
Shareholders’ equity	3,057	5,041	2,790	(7,671)	3,217

Total liabilities and shareholders’ equity	5,810	7,109	3,998	(9,381)	7,536

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheet December 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	9	53	9	—	71
Receivables	—	452	52	—	504
Inventories	—	646	290	—	936
Prepaid expenses	—	4	10	—	14
Income and other taxes receivable	—	46	23	—	69
Intercompany accounts	—	367	387	(754)	—
Deferred income taxes	5	57	120	—	182

Total current assets	14	1,625	891	(754)	1,776
Property, plant and equipment, at cost	—	5,558	4,127	—	9,685
Accumulated depreciation	—	(2,127)	(2,196)	—	(4,323)

Net property, plant and equipment	—	3,431	1,931	—	5,362
Goodwill	—	85	287	—	372
Intangible assets, net of amortization	—	—	111	—	111
Investments in affiliates	5,465	1,881	15	(7,361)	—
Intercompany advances	2	—	640	(642)	—
Other assets	23	13	69	—	105

Total assets	5,504	7,035	3,944	(8,757)	7,726

Liabilities and shareholders’ equity
Current liabilities
Bank indebtness	—	54	9	—	63
Trade and other payables	15	427	323	—	765
Intercompany accounts	406	—	348	(754)	—
Income and other taxes payable	—	3	25	—	28
Long-term debt due within one year	8	9	—	—	17

Total current liabilities	429	493	705	(754)	873
Long-term debt	2,170	29	14	—	2,213
Intercompany long-term loans	—	642	—	(642)	—
Deferred income taxes	—	819	184	—	1,003
Other liabilities and deferred credits	1	132	307	—	440
Shareholders’ equity	2,904	4,920	2,734	(7,361)	3,197

Total liabilities and shareholders’ equity	5,504	7,035	3,944	(8,757)	7,726

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the thirteen weeks ended June 29, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	24	47	(40)	(7)	24
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	22	(33)	93	7	89

Cash flows provided from operating activities	46	14	53	—	113

Investing activities
Additions to property, plant and equipment	—	(25)	(11)	—	(36)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Proceeds on sale of trademark	—	—	6	—	6
Increase in long-term advances to related parties	(13)	—	(26)	39	—
Decrease in long-term advances to related parties	—	39	—	(39)	—

Cash flows provided from (used for) investing activities	(13)	14	(30)	—	(29)

Financing activities
Net change in bank indebtedness	—	(37)	(12)	—	(49)
Repayment of long-term debt	(22)	(7)	(2)	—	(31)

Cash flows used for financing activities	(22)	(44)	(14)	—	(80)

Net (decrease) increase in cash and cash equivalents	11	(16)	9	—	4
Cash and cash equivalents at beginning of period	—	57	—	—	57

Cash and cash equivalents at end of period	11	41	9	—	61

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the twenty-six weeks ended June 29, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	60	107	(64)	(43)	60
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	35	75	(73)	43	80

Cash flows provided from (used for) operating activities	95	182	(137)	—	140

Investing activities
Additions to property, plant and equipment	—	(39)	(26)	—	(65)
Proceeds from disposals of property, plant and equipment	—	—	22	—	22
Proceeds on sale of trademark	—	—	6	—	6
Increase in long-term advances to related parties	(15)	(126)	—	141	—
Decrease in long-term advances to related parties	—	—	141	(141)	—

Cash flows provided from (used for) investing activities	(15)	(165)	143	—	(37)

Financing activities
Net change in bank indebtedness	—	(22)	(4)	—	(26)
Repayment of revolving bank credit	(50)	—	—	—	(50)
Repayment of long-term debt	(28)	(7)	(2)	—	(37)

Cash flows used for financing activities	(78)	(29)	(6)	—	(113)

Net (decrease) increase in cash and cash equivalents	2	(12)	—	—	(10)
Cash and cash equivalents at beginning of period	9	53	9	—	71

Cash and cash equivalents at end of period	11	41	9	—	61

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the thirteen weeks ended July 1, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	11	23	(40)	17	11
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	116	(83)	162	(17)	178

Cash flows provided from (used for) operating activities	127	(60)	122	—	189

Investing activities
Additions to property, plant and equipment	—	(15)	(17)	—	(32)
Proceeds from disposals of property, plant and equipment	—	1	21	—	22
Increase in long-term advances to related parties	—	—	(96)	96	—
Decrease in long-term advances to related parties	25	71	—	(96)	—
Other	—	—	(4)	—	(4)

Cash flows provided from (used for) investing activities	25	57	(96)	—	(14)

Financing activities
Net change in bank indebtedness	—	(17)	(6)	—	(23)
Repayment of revolving bank credit	(90)	—	—	—	(90)
Repayment of long-term debt	(80)	—	(1)	—	(81)
Other	—	1	(5)	—	(4)

Cash flows used for financing activities	(170)	(16)	(12)	—	(198)

Net increase (decrease) in cash and cash equivalents	(18)	(19)	14	—	(23)
Translation adjustments related to cash and cash equivalents	—	—	(7)	—	(7)
Cash and cash equivalents at beginning of period	49	61	—	—	110

Cash and cash equivalents at end of period	31	42	7	—	80

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 29, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the twenty-six weeks ended July 1, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	60	75	(36)	(39)	60
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	43	142	(4)	39	220

Cash flows provided from (used for) operating activities	103	217	(40)	—	280

Investing activities
Additions to property, plant and equipment	—	(24)	(22)	—	(46)
Proceeds from disposals of property, plant and equipment	—	1	21	—	22
Business acquisitions—cash acquired	—	573	—	—	573
Increase in long-term advances to related parties	—	(728)	—	728	—
Decrease in long-term advances to related parties	663	—	65	(728)	—
Other	—	—	(4)	—	(4)

Cash flows provided from (used for) investing activities	663	(178)	60	—	545

Financing activities
Net change in bank indebtedness	—	3	(6)	—	(3)
Issuance of short-term debt	1,350	—	—	—	1,350
Issuance of long-term debt	800	—	—	—	800
Repayment of short-term debt	(1,350)	—	—	—	(1,350)
Repayment of long-term debt	(80)	—	(1)	—	(81)
Debt issue costs	(24)	—	—	—	(24)
Distribution to Weyerhaeuser prior to March 7, 2007	(1,431)	—	—	—	(1,431)
Other	—	—	(5)	—	(5)

Cash flows provided from (used for) financing activities	(735)	3	(12)	—	(744)

Net increase in cash and cash equivalents	31	42	8	—	81
Translation adjustments related to cash and cash equivalents	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of period	—	—	1	—	1

Cash and cash equivalents at end of period	31	42	7	—	80

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In accordance with industry practice, in this report, the term “ton” and the symbol “ST” refer to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “tonne” and the symbol “ADMT” refer to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings, and shipment volume are based on the thirteen and twenty-six week periods ended June 29, 2008 as compared to the thirteen and twenty-six week periods ended July 1, 2007. The thirteen week periods are also referred to as the second quarter of 2008 and 2007, and the twenty-six week periods are also referred to as the first half or year-to-date of 2008 and 2007.

EXECUTIVE SUMMARY

In the second quarter of 2008, we reported operating income of $80 million, a decrease of $14 million compared to an operating income of $94 million in the first quarter of 2008. The decrease in operating income is primarily due to the inclusion in the results for the first quarter of 2008 of a reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract. Excluding this reversal in the first quarter of 2008, operating income increased $9 million in the second quarter of 2008 compared to the first quarter of 2008. This increase in operating income was due to higher average selling prices for pulp and paper as well as wood products, a gain of $6 million related to the sale of trademarks, higher shipments for our wood products and the positive impact of a weaker Canadian dollar. These factors were partially offset by lower paper shipments, higher costs due to planned maintenance shutdowns, higher freight costs as well as higher raw material costs for fiber, chemicals and energy. Higher closure and restructuring costs were also incurred in the second quarter of 2008.

For the second half of the year, we anticipate the demand for uncoated freesheet paper in North America to remain under pressure due to the challenging economic environment although low inventory levels and capacity rationalization within the industry help maintain a supply-demand balance. Our synergy program is well-advanced; profit margin expansion in the Papers segment is expected from both the continued benefits from synergies and from price increases implemented in uncoated freesheet early in the third quarter.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the quarter-to-quarter analysis and segment analysis.

RECENT DEVELOPMENTS

Agreement in principle with the Government of Quebec – consolidation of forestry activities in Northwestern Quebec

On May 1, 2008, we announced that we had reached an agreement in principle with the Minister of Natural Resources and Wildlife of the Province of Quebec on the allocation of forest harvesting rights in Northern Quebec. This agreement in principle, which is subject to consultations with local elected officials, First Nation communities and other wood business operators of the region, will allow us to execute our consolidation plan, by providing the reallocation of 665,000 net annual cubic meters for the Val d’Or sawmill and 450,000 net annual cubic meters for the Matagami sawmill, and by providing the required volume to restore the viability of these operations. We are committed to cooperate with the Minister of Natural Resources and Wildlife throughout the consultation process. This agreement in principle also calls for the permanent closure of the Lebel-sur-Quévillon sawmilling operations and the reallocation of 276,000 cubic meters to other sawmill operators in this region. This reallocation of available forest harvesting rights will permit Domtar to add a third shift at the Val d’Or sawmill and a second shift at the Matagami sawmill.

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

The following MD&A of Domtar Corporation covers a period prior to the Transaction. For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the “Predecessor” to Domtar Corporation and as a result, its historical financial statements now constitute the historical financial statements of Domtar Corporation. Accordingly, the results reported for the second quarter of 2008 and 2007 and the first half of 2008 include results of the Successor for the entire period and those reported for the first half of 2007 include the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to July 1, 2007. These historical financial statements may not be indicative of our future performance. See Part I, Item 1A, Risk Factors, “The historical financial information of the Predecessor may not be representative of its results if the Weyerhaeuser Fine Paper Business had been operated independently of Weyerhaeuser and, as a result, may not be a reliable indicator of its future results” included in our Annual Report on Form 10-K for the year ended December 30, 2007, as filed with the SEC.

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

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the unaudited interim consolidated financial results of Domtar Corporation for the second quarter and first half of 2008 and 2007. The first half of 2007 consists of the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to July 1, 2007.

	Thirteen weeks ended		Twenty-six weeks ended
FINANCIAL HIGHLIGHTS	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
(In millions of U.S. dollars, unless otherwise noted)
Sales	$1,639	$1,583	$3,304	$2,634

Operating income	80	69	174	140

Net earnings	24	11	60	60

Net earnings per common share (in dollars)[1]:
Basic	0.05	0.02	0.12	0.14
Diluted	0.05	0.02	0.12	0.14

Operating income (loss) per segment:
Papers	$92	$92	$206	$163
Paper Merchants	2	2	5	6
Wood	(12)	(20)	(34)	(24)
Corporate	(2)	(5)	(3)	(5)

Total	$80	$69	$174	$140

			At June 29, 2008	At December 30, 2007
Total assets			$7,536	$7,726
Total long-term debt, including current portion			$2,141	$2,230

1	Refer to Note 6 of the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, for more information on the calculation of net earnings per common share.

THIRTEEN WEEK PERIOD ENDED JUNE 29, 2008 VERSUS

THIRTEEN WEEK PERIOD ENDED JULY 1, 2007

Sales

Sales for the second quarter of 2008 amounted to $1,639 million, an increase of $56 million, or 4%, from sales of $1,583 million in the second quarter of 2007. The increase was mainly attributable to higher average selling prices for pulp and paper as well as higher shipments for pulp in the second quarter of 2008. These factors were partially offset by lower shipments for paper, in part due to our restructuring activities (which included the closure of our Ottawa paper mill effective in the fourth quarter of 2007 and the reorganization of our Dryden paper mill at the end of 2007) as well as lower average selling prices and shipments for our wood products.

Cost of Sales, Excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,336 million in the second quarter of 2008, an increase of $48 million, or 4%, compared to cost of sales, excluding depreciation and amortization, in the second quarter of 2007. This increase was mainly attributable to higher costs for fiber, energy, freight and chemicals in the second quarter of 2008, the impact on costs of a stronger Canadian dollar and the increase in shipments for pulp. These factors were partially offset by lower shipments for papers and wood products, lower maintenance costs as well as the realization of savings stemming from restructuring and synergy activities.

Depreciation and Amortization

Depreciation and amortization amounted to $118 million in the second quarter of 2008, a decrease of $14 million, or 11%, compared to depreciation and amortization in the second quarter of 2007. This decrease is primarily due to the completion of our purchase price allocation in the fourth quarter of 2007 affecting the valuation of property, plant and equipment acquired in the Transaction, partially offset by the negative impact of a stronger Canadian dollar.

Selling, General and Administrative

SG&A expenses amounted to $94 million in the second quarter of 2008, an increase of $2 million, or 2%, compared to SG&A in the second quarter of 2007. This increase in SG&A is mostly due to higher stock-based compensation costs as well as higher integration and optimization costs in the second quarter of 2008, partially offset by a gain of $6 million related to the sale of trademarks as well as the realization of savings stemming from restructuring and synergy activities. SG&A for the second quarter of 2007 included mark-to-market gains on financial instruments of $10 million and non-recurring transaction costs of $7 million arising from the Transaction.

Operating Income

Operating income in the second quarter of 2008 amounted to $80 million, an increase of $11 million, or 16%, compared to operating income of $69 million in the second quarter of 2007. The increase in operating income was mostly attributable to the factors mentioned above, partially offset by higher closure and restructuring costs. The increase in closure and restructuring costs is primarily due to the dismantling cost of a paper machine that is expected to be completed by the end of the third quarter of 2008.

Interest Expense

Interest expense in the second quarter of 2008 amounted to $37 million, a decrease of $10 million compared to interest expense of $47 million for the second quarter of 2007. This decrease in interest expense reflects lower long-term debt due to repayment of a portion of our tranche B term loan as well as lower interest rates in the second quarter of 2008 when compared to the second quarter of 2007.

Income Taxes

Income tax expense amounted to $19 million in the second quarter of 2008, which was comprised of current tax expense of $18 million and deferred tax expense of $1 million. We made income tax payments, net of refunds, of $39 million during the second quarter of 2008. In the second quarter of 2008, our effective tax rate was 42% compared to 35% in the first quarter of 2008 and 50% in the second quarter of 2007. The difference between the first and the second quarter is mainly due to the impact of the termination of a contract that happened in the first quarter of 2008 as well as to a slight revision of the forecasted effective tax rate.

Net Earnings

Net earnings amounted to $24 million ($0.05 per common share on a diluted basis) in the second quarter of 2008, an increase of $13 million compared to net earnings of $11 million ($0.02 per common share on a diluted basis) in the second quarter of 2007. This increase in net earnings was mainly attributable to the factors mentioned above.

TWENTY-SIX WEEK PERIOD ENDED JUNE 29, 2008 VERSUS

TWENTY-SIX WEEK PERIOD ENDED JULY 1, 2007

Sales

Sales for the first half of 2008 amounted to $3,304 million, an increase of $670 million, or 25%, from sales of $2,634 million in the first half of 2007 primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase was also attributable to higher average selling prices for pulp and paper and higher shipments for pulp. These factors were partially offset by lower shipments for paper, reflecting softer market demand for uncoated freesheet paper as well as our restructuring activities, which included the closure of our Ottawa paper mill effective in the fourth quarter of 2007 and the reorganization of our Dryden paper mill at the end of 2007, as well as lower shipments and average selling prices for our wood products.

Cost of Sales, Excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $2,678 million in the first half of 2008, an increase of $532 million, or 25%, compared to cost of sales, excluding depreciation and amortization, in the first half of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase was also attributable to the impact on costs of a stronger Canadian dollar, higher costs for raw materials, including fiber, energy and chemicals, higher freight costs as well as higher shipments for pulp. These factors were partially offset by the reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract as well as lower shipments for paper and wood products, lower costs for maintenance and the realization of savings stemming from restructuring and synergy activities. Cost of sales in the first quarter of 2007 also included an increase in environmental provision of $5 million.

Depreciation and Amortization

Depreciation and amortization amounted to $234 million in the first half of 2008, an increase of $24 million, or 11%, compared to depreciation and amortization in the first half of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase was also attributable to the negative impact of a stronger Canadian dollar, partially offset by the completion of our purchase price allocation in the fourth quarter of 2007 affecting the valuation of property, plant and equipment acquired in the Transaction which reduced our depreciation and amortization expense.

Selling, General and Administrative

SG&A expenses amounted to $206 million in the first half of 2008, an increase of $73 million, or 55%, compared to SG&A in the first half of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. This increase in SG&A is also due to higher stock-based compensation costs, higher integration and optimization costs and pension expense in the first half of 2008, partially offset by a gain of $6 million related to the sale of trademarks as well as the realization of savings stemming from restructuring and synergy activities. SG&A for the first half of 2007 included mark-to-market gains on financial instruments of $10 million and non-recurring transaction costs of $7 million arising from the Transaction.

Operating Income

Operating income in the first half of 2008 amounted to $174 million, an increase of $34 million, or 24%, compared to operating income of $140 million in the first half of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase in operating income was mostly attributable to the factors mentioned above, partially offset by higher closure and restructuring costs. The increase in closure and restructuring costs is primarily due to the dismantling cost of a paper machine that is expected to be completed by the end of the third quarter of 2008.

Interest Expense

We incurred $76 million of interest expense for the first half of 2008, an increase of $18 million compared to interest expense of $58 million for the first half of 2007. This increase was due to financing expense in the first quarter of 2007 including only 26 days of interest resulting from both the Transaction financing and interest on Domtar Inc. debt, partially offset by lower long-term debt due to repayments of our tranche B term loan as well as lower interest rates in the first half of 2008 when compared to the first half of 2007.

Income Taxes

Income tax expense amounted to $38 million in the first half of 2008, which was comprised of current tax expense of $25 million and deferred tax expense of $13 million. We made income tax payments, net of refunds, of $46 million during the first half of 2008. Our forecasted tax rate for

2008 is approximately 42% compared to an effective tax rate of 27% for the first half of 2007 and 29% for full year 2007. In the first half of 2008, our effective tax rate was 38% due to the impact of a terminated contract. Excluding a $15 million recovery related to statutory rate changes, the effective tax rate was 44% for full year 2007. Since most of our Canadian operations continue to experience operating losses, our forecasted tax rate is impacted by the weighted-average effect of both domestic and foreign statutory tax rates. Due to the volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our forecasted tax rate for 2008.

Net Earnings

Net earnings amounted to $60 million ($0.12 per common share on a diluted basis) in the first half of 2008, unchanged from net earnings of $60 million ($0.14 per common share on a diluted basis) in the first half of 2007. Factors impacting net earnings are described above.

PAPERS

	Thirteen weeks ended		Twenty-six weeks ended
SELECTED INFORMATION	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
(In millions of U.S. dollars, unless otherwise noted)
Sales
Total sales	$1,407	$1,349	$2,836	$2,304
Intersegment sales	(73)	(66)	(156)	(90)

	$1,334	$1,283	$2,680	$2,214

Operating income	92	92	206	163

Shipments
Paper (in thousands of ST)	1,137	1,209	2,342	2,080
Pulp (in thousands of ADMT)	347	335	694	584
Benchmark prices[1]:
20- lb repro bond, 92 bright (copy) ($/ton)	$1,050	$963	$1,028	$947
50-lb offset, rolls ($/ton)	907	810	883	810
Coated publication, no.5, 40 lb Offset, rolls ($/ton)	975	748	938	763
Pulp NBSK – U.S. market ($/ADMT)	880	810	880	800
Pulp NBHK – Japan market[2] ($/ADMT)	755	640	735	640

[1]	Source: Pulp & Paper Week. As such, these prices do not necessarily reflect our transaction prices.
[2]

Based on Pulp and Paper Week’s Southern Bleached Hardwood Kraft pulp prices for Japan, increased by an average differential of $15/ADMT between Northern and Southern Bleached Hardwood Kraft pulp prices.

Sales and Operating Income

Sales

Sales in our Papers business amounted to $1,334 million in the second quarter of 2008, an increase of $51 million, or 4%, compared to sales of $1,283 million in the second quarter of 2007. The increase of $51 million in sales is attributable to higher average selling prices for pulp and paper in the second quarter of 2008, reflecting the price increases implemented toward the end of 2007 and in February 2008 as well as higher shipments for pulp of approximately 4%. These factors were partially offset by lower shipments for paper of approximately 6%, reflecting softer market demand for uncoated freesheet paper as well as our restructuring activities, which included the closure of our Ottawa paper mill effective in the fourth quarter of 2007 and the reorganization of our Dryden paper mill at the end of 2007.

For the first half of 2008, sales in our Papers business increased by $466 million, or 21%, compared to the first half of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase is also attributable to higher average selling prices for pulp and paper, reflecting the same price increases mentioned above. Our shipments for pulp increased by approximately 19%, primarily due to the acquisition of Domtar Inc. and our paper shipments increased by 13%, due to the acquisition of Domtar Inc. partially offset by softer market demand for uncoated freesheet paper as well as our restructuring activities mentioned above.

Operating Income

Operating income in our Papers business amounted to $92 million in the second quarter of 2008, stable when compared to operating income of $92 million in the second quarter of 2007. Operating income was impacted by higher costs for fiber, the negative impact of a stronger Canadian dollar, higher energy, freight and chemicals costs, especially for caustic soda, sodium chlorate, sulfuric acid and starch, and lower shipments for paper. These factors were offset by higher average selling prices for pulp and paper, higher shipments for pulp, lower maintenance costs, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense.

For the first half of 2008, operating income in our Papers business increased by $43 million, or 26%, compared to the first half of 2007 primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase is also attributable to higher average selling prices for pulp and paper, higher shipments for pulp, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense. These factors were partially offset by higher costs for fiber, chemicals, energy and freight, the negative impact of a stronger Canadian dollar as well as lower shipments for paper.

Pricing Environment

In our Papers business, our average sales prices increased in the second quarter of 2008 compared to the second quarter of 2007. Our sales prices for copy 20 lb sheets and offset 50 lb rolls were higher by $96/ton and $79/ton, or 10% each, in the second quarter of 2008 compared to the second quarter of 2007, reflecting the price increases implemented toward the end of 2007 as well as the price increases implemented in February 2008. For the first half of 2008, our average sales prices increased when compared to the first half of 2007. Our average sales prices for copy 20 lb sheets and offset 50 lb rolls were higher by $100/ton and $61/ton, or 10% and 7%, respectively, in the first half of 2008 compared to the first half of 2007.

Our average sales prices for both Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp increased by $83/tonne and $135/tonne, or 12% and 24%, respectively, in the second quarter of 2008 compared to the second quarter of 2007, reflecting the price increases implemented toward the end of 2007 as well as the price increases implemented in February 2008. For the first half of 2008, our average sales prices for NBSK and NBHK pulp increased by $85/tonne and $124/tonne, or 13% and 22%, respectively.

Operations

Shipments

Our paper shipments decreased by 72,000 tons, or 6%, in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the reorganization of our Dryden paper mill announced in the fourth quarter of 2007 (which began in January 2008), the closure of our Ottawa paper mill effective in the fourth quarter of 2007, as well as softer market demand for uncoated freesheet paper. For the first half of 2008, our paper shipments increased by 262,000 tons, or 13%, when compared to the first half of 2007 primarily due to the acquisition of Domtar Inc. on March 7, 2007 and were negatively impacted by the factors mentioned above.

Our pulp trade shipments increased by 12,000 tonnes, or 4%, in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the reorganization of our Woodland pulp mill in the third quarter of 2007. For the first half of 2008, our pulp trade shipments increased by 110,000 tonnes, or 19%, primarily due to the acquisition of Domtar Inc. on March 7, 2007, as well as the reorganization at our Woodland pulp mill and were negatively impacted by an increase in planned maintenance shutdowns as well as a lack of availability of ships and containers which impacted our pulp exports.

Labor

In May 2008, we signed a four year umbrella agreement with the United Steelworkers, affecting approximately 4,000 employees at our U.S. locations. This agreement only covers certain economic elements and all other contract issues will be negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective locations and renewal agreements.

Closure and Restructuring

In December 2007, we announced the reorganization of our Dryden facility as well as the closure of our Port Edwards mill, effective in the first and second quarters of 2008, respectively. These measures resulted in the curtailment of approximately 336,000 tons of paper capacity per year and affected approximately 625 employees. The reorganization of our Dryden facility was successfully implemented in the first quarter of 2008 and the closure of our Port Edwards mill was effective at the end of June 2008.

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

Other

Our air permit for our Kamloops pulp mill required that the facility reduce air emissions of particulate matter by December 31, 2007. Compliance with the permit requirements is likely to require approximately $35 million in capital expenditures over the next 5 years. The Province of British

Columbia agreed to extend the deadline for compliance under specific conditions for a period of 5 years. We are currently evaluating our options. If we do not have sufficient resources to make the necessary capital expenditures or decide not to further invest in the facility, the facility may not be able to operate after the extension without significantly curtailing output, which could increase our production costs.

PAPER MERCHANTS

	Thirteen weeks ended		Twenty-six weeks ended
SELECTED INFORMATION	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
(In millions of U.S. dollars)
Sales	$243	$225	$505	$301

Operating income	2	2	5	6

Sales and Operating Income

Sales

Our Paper Merchants business generated sales of $243 million for the second quarter of 2008, an increase of $18 million when compared to sales of $225 million for the second quarter of 2007. This increase in sales was mostly attributable to higher selling prices as well as an increase in deliveries.

For the first half of 2008, sales in our Paper Merchants business increased by $204 million, or 68%, when compared to the first half of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007 as well as the factors mentioned above. The Predecessor had no Paper Merchants operations and as a result, sales for the first half of 2007 represents only a sixteen-week period of sales, from March 7, 2007, to July 1, 2007.

Operating Income

Operating income amounted to $2 million for the second quarter of 2008, unchanged from operating income of $2 million for the second quarter of 2007. The increase in selling prices and deliveries was offset by an increase in costs as well as depreciation and amortization expense in the second quarter of 2008.

For the first half of 2008, operating income in our Paper Merchants business decreased by $1 million when compared to the first half of 2007, reflecting an increase in costs, including an increase in allowance for doubtful accounts, partially offset by an increase in deliveries. The Predecessor had no Paper Merchants operations and as a result, operating income for the first half of 2007 represents only a sixteen-week period of operations, from March 7, 2007 to July 1, 2007.

Operations

Labor

We have collective agreements covering six locations in the U.S. and five locations in Canada that will expire between December 2008 and December 2010.

WOOD

	Thirteen weeks ended		Twenty-six weeks ended
SELECTED INFORMATION	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
(In millions of U.S. dollars, unless otherwise noted)
Sales	$70	$90	$133	$137
Intersegment sales	(8)	(15)	(14)	(18)

	62	75	119	119
Operating loss	(12)	(20)	(34)	(24)

Shipments (millions of FBM)	181	227	341	315

Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$306	$335	$292	$326
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	309	332	300	332

[1]	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood business amounted to $62 million in the second quarter of 2008, a decrease of $13 million, or 17%, compared to sales of $75 million in the second quarter of 2007. The decrease in sales of $13 million is attributable to lower average selling prices and lower shipments for wood products, resulting from the slowdown in the U.S. housing industry, as well as lower sales of wood chips, partially offset by the impact of reopening our Val d’Or and Matagami sawmills in June 2007 and January 2008, respectively.

For the first half of 2008, sales in our Wood business were stable at $119 million when compared to the first half of 2007. Our sales were favorably impacted by the acquisition of Domtar Inc. on March 7, 2007, offset by the factors mentioned above.

Operating Loss

Operating loss in our Wood business amounted to $12 million in the second quarter of 2008, a decrease in operating loss of $8 million compared to an operating loss of $20 million in the second quarter of 2007. The decrease in operating loss of $8 million is attributable to the sawmill reopenings mentioned above, and a gain of $1 million on the sale of our investment in Olav Haavaldsrud Timber Company Limited (“Haavaldsrud”), recorded in the second quarter of 2008, offset by lower average selling prices, lower shipments of wood products and the negative impact of a stronger Canadian dollar.

For the first half of 2008, operating loss in our Wood business increased by $10 million compared to the first half of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007, as well as the factors mentioned above.

Pricing Environment

Our average sales price for Great Lakes 2x4 stud decreased by $29/MFBM, or 10%, and our average sales price for Great Lakes 2x4 random length decreased by $23/MFBM, or 8%, in the second quarter of 2008 compared to the second quarter of 2007. For the first half of 2008, our average sales prices for Great Lakes 2x4 stud lumber decreased by $34/MFBM, or 12%, and our average sales price for Great Lakes 2x4 random length lumber decreased by $32/MFBM, or 11%, when compared to the first half of 2007.

Operations

Shipments

Our lumber and wood shipments in the second quarter of 2008 decreased by 46 MFBM, or 20%, compared to shipments of the second quarter of 2007, primarily due to the slowdown in the U.S. housing industry. Our lumber and wood shipments in the first half of 2008 increased by 26 MFBM, or 8%, compared to shipments in the first half of 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007.

Labor

In July 2008, we signed a four year collective agreement for our Sainte-Marie sawmill, affecting approximately 70 employees.

Fiber supply

The Province of Quebec adopted legislation, which became effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and Cree First Nations. As a result, the amount of fiber, primarily softwood fiber, we are permitted to harvest annually under our existing licenses from the Quebec government, was reduced by approximately 500,000 cubic meters, or 21%, to approximately 1.8 million cubic meters. The Chief Forester of Quebec has proposed a further reduction of 55,000 cubic meters, or 3%, of the total softwood annual allowable cut of forests managed by us. On May 1, 2008, we announced an agreement in principle with the Minister of Natural Resources and Wildlife on the reallocation of forest harvesting rights in Northern Quebec. The proposed reallocation of volume will be for a period of 5 years and will allow us to execute our consolidation plan, providing the reallocation of 665,000 net annual cubic meters of wood for our Val d’Or sawmill and 450,000 net annual cubic meters of wood for our Matagami sawmill. This agreement in principle is subject to consultations with local elected officials, First Nation communities and other wood business operators of the region. The agreement in principle also calls for the permanent closure of the Lebel-sur-Quévillon sawmilling operations representing approximately 276,000 net annual cubic meters. In the event that our Lebel-sur-Quévillon sawmill is closed, it will impact approximately 215 employees and require approximately $4 million of severance costs. Our financial results should not be significantly impacted by this closure, other than for these severance costs.

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

Other

In June 2008, we sold our investment in Haavaldsrud, for total proceeds of $1 million and a corresponding gain of $1 million.

In July 2008, we completed a transaction to acquire the full ownership of Gogama Forest Products Inc., located in Ostrom, Ontario. We have been operating the facility as a 50% owned investment since 2003. The facility currently employs approximately 45 employees and has an annual lumber production capacity of 65 MFBM. This transaction will not have a significant impact on our financial results.

STOCK-BASED COMPENSATION EXPENSE

In February 2008, a number of new equity awards were granted, consisting of performance conditioned restricted stock units, restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions.

For the second quarter of 2008 and the first half of 2008, compensation expense recognized in our results of operations was approximately $5 million and $10 million, respectively, for all of the outstanding awards and $3 million for the second quarter and first half of 2007. Compensation costs for performance awards are based on management’s best estimate of the ultimate performance measurement.

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

Our ability to make payments on and to refinance our indebtedness, including debt we have incurred under the Credit Agreement and outstanding Domtar Corporation notes, and to fund working capital, capital expenditures, debt service and investments, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our Credit Agreement and debt indenture as well as conditions in future indebtedness may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Operating Activities

Cash flows provided from operating activities totaled $113 million in the second quarter of 2008, a $76 million decrease compared to cash flows provided from operating activities of $189 million in the second quarter of 2007. This decrease in cash flows provided from operating activities reflects an increase in requirements for working capital in part due to pension and other post-retirement contributions made in excess of pension and post-retirement expenses of $42 million.

Cash flows provided from operating activities totaled $140 million in the first half of 2008, a $140 million decrease compared to cash flows provided from operating activities of $280 million in the first half of 2007. This decrease in cash flows provided from operating activities reflects an increase in requirements for working capital in part due to pension and other post-retirement contributions made in excess of pension and post-retirement expenses of $47 million.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the second quarter of 2008 amounted to $29 million, a $15 million increase compared to cash flows used for investing activities of $14 million in the second quarter of 2007. This increase in cash flows used for investing activities is primarily related to higher capital spending in the second quarter of 2008 as well as lower proceeds from disposals of property, plant and equipment due to proceeds received on the sale of our Vancouver mill in the second quarter of 2007.

Cash flows used for investing activities in the first half of 2008 amounted to $37 million, a $582 million decrease compared to cash flows provided from investing activities of $545 million in the first half of 2007. Excluding acquired cash of $573 million in the first quarter of 2007, cash flows used for investing activities was $28 million. The $9 million increase in cash flows used for investing activities, when excluding cash acquired, is primarily related to higher capital spending, in part due to the acquisition of Domtar Inc. on March 7, 2007.

We intend to limit our annual capital expenditures to below 60% of annual depreciation expense.

Financing Activities

Cash flows used for financing activities totaled $80 million in the second quarter of 2008 compared to cash flows used for financing activities of $198 million in the second quarter of 2007. This $118 million decrease in cash flows used for financing activities is mainly attributable to the repayment of $90 million under our revolving credit facility and a repayment of $80 million on our term loan in the second quarter of 2007, compared to a repayment of $25 million on our term loan in the second quarter of 2008, capital lease repayments of $6 million and a decrease in bank indebtedness.

Cash flows used for financing activities totaled $113 million in the first half of 2008 compared to cash flows used for financing activities of $744 million in the first half of 2007. This $631 million decrease in cash flows used for financing activities is mainly attributable to the distribution to Weyerhaeuser of $1,431 million upon the acquisition of Domtar Inc. in the first quarter of 2007, partially offset by borrowings under our Credit Agreement of $800 million (consisting of an $800 million tranche B term loan facility). In addition, in the first half of 2007, we repaid $80 million on our term loan, compared to a repayment of $50 million under our revolving credit facility and a repayment of $25 million of our tranche B term loan and capital lease repayments of $6 million in the first half of 2008.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $2,118 million at June 29, 2008, as compared to $2,222 million at December 30, 2007. The $104 million decrease in net indebtedness is primarily due to a repayment of $25 million of our tranche B term loan and capital lease repayments of $6 million in the second quarter of 2008 as well as a repayment of $50 million under our revolving bank credit facility in the first quarter of 2008 and lower bank indebtedness.

Our Credit Agreement, entered into in connection with the Transaction, consists of an $800 million senior secured tranche B term loan facility and a $750 million senior secured revolving credit facility. In connection with the closing of the Transaction, the Company borrowed $800 million under the tranche B term loan facility, which has subsequently been reduced to $616 million due to repayments. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for working capital needs and for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

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

The Company’s direct and indirect, existing and future, U.S. wholly-owned subsidiaries serve as guarantors of the senior secured credit facilities for any obligations thereunder of the Company and Domtar Paper Company, LLC, subject to certain agreed exceptions. The Company and its subsidiaries serve as guarantors of Domtar Inc.’s obligations as a borrower under the senior secured credit facilities, subject to agreed exceptions. Domtar Inc. does not guarantee Domtar Corporation’s obligations under the Credit Agreement.

The obligations of the borrowers in respect to the senior secured credit facilities are secured by all of the equity interests of the Company’s direct and indirect U.S. subsidiaries and 65% of the equity interests of the Company’s direct and indirect “first-tier” foreign subsidiaries, subject to agreed exceptions, and a perfected first priority security interest in substantially all of the Company’s and its direct and indirect U.S.

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

As of June 29, 2008, there were no outstanding borrowings under our revolving credit facility and no borrowings outstanding in the form of an overdraft. In addition, at June 29, 2008, we had outstanding letters of credit amounting to $46 million under this credit facility. We also have other outstanding letters of credit amounting to $2 million.

Credit Rating

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facilty	Ba1
	Unsecured debt obligations	B1

Standard & Poor’s	Secured Credit Facilty	BBB-
	Unsecured debt obligations	BB-

The ratings by Moody’s Investors Services (“Moody’s”) are the fifth and sixth best ratings in terms of quality within nine rating gradations, with the numerical modifier 1 indicating a ranking at the top end of a rating category. According to Moody’s, a rating of Ba has speculative elements and a rating of B is considered speculative. The recently updated ratings by Standard & Poor’s (“S&P”) are the fourth and fifth best ratings in terms of quality within ten rating gradations, with the “minus” indicating a ranking at the lower end of this category. According to S&P, ratings of BBB have adequate protection parameters and ratings of BB have significant speculative characteristics. Moody’s has its ratings “under review for possible upgrade” and S&P has a “stable” outlook in respect to its ratings.

A reduction in our credit ratings would have a negative impact on our access to and cost of capital and financial flexibility. The above ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the above rating agencies.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the Transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of June 29, 2008, we had 23,856,012 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through leases and securitization.

Receivables Securitization

We sell certain of our trade receivables through a securitization program, which expires in February 2011. We use securitization of our receivables as a source of financing by reducing our working capital requirements. This securitization program consists of the sale of receivables to a special purpose company which in turn transfers a senior beneficial interest in these receivables to a special purpose entity administered by a financial institution for multiple sellers of receivables. The agreement governing our receivables securitization program normally allows the daily sale of new receivables to replace those that have been collected. It also limits the cash that can be received from the sale of the senior beneficial interest to a maximum of $150 million. The subordinated interest retained by us is included in “Receivables” on the consolidated balance sheet and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

As of June 29, 2008, the senior beneficial interest in receivables held by third parties was $125 million. We expect to continue selling receivables on an ongoing basis, given the attractive discount rates. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, our working capital and bank debt requirements will increase.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 29, 2008, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

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

Pension plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 29, 2008, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have to pay up to a maximum of approximately $118 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the closing date of the Transaction, the maximum amount of the purchase price adjustment was approximately $108 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of approximately $108 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of approximately $108 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Change Implemented

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Beginning in fiscal year 2008, we have elected to partially adopt SFAS No. 157 in accordance with FASB Staff Position No. FAS 157-2 (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis including those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, exit and disposal costs initially measured at fair value, and those initially measured at fair value in a business combination.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have an impact on our consolidated financial position and results of operations. We are currently assessing the impact of fully adopting SFAS No. 157 on our future disclosure for non-financial assets and non-financial liabilities. There will be no impact on our consolidated financial position and results of operations as a result of the full implementation of SFAS No. 157.

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

Noncontrolling interests

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated earnings (loss) statement is presented by requiring consolidated net earnings (loss) to be reported including the amounts attributable to both the parent interest and the noncontrolling interest. The Statement requires disclosure on the face of the consolidated statement of earnings of the amounts of consolidated net earnings (loss) attributable to the parent interest and to the noncontrolling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.

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

We have included in our Annual Report on Form 10-K for the year ended December 30, 2007, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes in any of these critical accounting policies during the second quarter of 2008.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, our future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on our results of operations or financial condition. These factors include, but are not limited to:

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

FOREIGN CURRENCY RISK

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. Approximately 19% of our uncoated freesheet paper production capacity and 55% of our trade pulp production capacity as well as our Wood business are in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by an increase or decrease in the value of the Canadian dollar relative to the U.S. dollar. See Item 1A, Risk Factors – “The Company is affected by changes in currency exchange rate” in our Annual Report on Form 10-K for the year ended December 30, 2007. We use derivative instruments (currency options and forward foreign exchange contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates. See the “Derivative instruments and hedging activities” section below for more information on our derivative instruments.

COST RISK

We purchase natural gas at the prevailing market price at the time of delivery and, as such, are subject to fluctuations in market prices. In order to manage the cash flow risk associated with purchases of natural gas, we use natural gas swaps to mitigate our exposure to fluctuations in natural gas prices for our forecasted natural gas purchases for periods up to three years as part of a hedging program. See the “Derivative instruments and hedging activities” section below for more information on our derivative instruments.

Derivative Instruments and hedging activities

We use derivative instruments (currency options and forward foreign exchange contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates. Our risk management policy allows us to hedge a significant portion of our exposure to fluctuations in foreign currency exchange rates for periods up to three years. Forward foreign exchange contracts are contracts whereby we have the obligation to buy Canadian dollars at a specific rate. Currency options purchased are contracts whereby we have the right, but not the obligation, to buy Canadian dollars at the strike rate if the Canadian dollar trades above that rate. Currency options sold are contracts whereby we have the obligation to buy Canadian dollars at the strike rate if the Canadian dollar trades below that rate. Our policy is to hedge a significant portion of forecasted purchases in Canadian dollars. In addition, we use natural gas swap contracts to mitigate our exposure to fluctuations in natural gas prices. Our risk management policy allows us to hedge a significant portion of our forecasted natural gas purchases for periods up to three years. The swaps are contracts whereby we pay a fixed price per MMBtu and receive a floating price for the same quantity.

We do not enter into derivative financial instruments for trading or speculative purposes. The derivative financial instruments are recorded on the Consolidated Balance Sheet at fair value and are included in prepaid expenses and trade and other payables. The effective portion of the change in the fair value of derivative contracts as cash flow hedges is recorded as a component of accumulated other comprehensive income within shareholders’ equity, and is recognized in cost of sales in the period in which the hedged transaction occurs. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk.

Fair value measurements for our derivatives are classified under Level 2 because such measurements are determined using published market prices or are estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates. The forward foreign exchange contracts are valued using the interest rate parity principle and broker quotations taken on Reuters 3000. The currency option contracts are valued using the Garman Kohlhagen Model and broker quotations taken on Reuters 3000. The natural gas swap contracts are valued using the present value of the amount of the contract volume multiplied by the difference between the future prices quoted on Nymex and the contract price. The quotations used in these models were based on the rates in effect at June 29, 2008.

In 2008, we formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency option contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months.

During the second quarter of 2008, we entered into natural gas swap contracts to hedge certain future identifiable natural gas purchases. We formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Natural gas swap contracts used to hedge forecasted natural gas purchases are designated as cash flow hedges. These contracts are used to hedge forecasted purchases over the next three years.

During the first half of 2008, we recorded an after tax loss of $4 million in accumulated other comprehensive income concerning these foreign currency and natural gas derivatives, which will be recognized in cost of sales upon maturity of the derivatives during the next three years at the then current values, which may be different from the June 29, 2008 values. At June 29, 2008, the fair value of these contracts were reflected on the Consolidated Balance Sheet at $8 million in prepaid expenses and $4 million in trade and other payables.

The natural gas swap contracts were fully effective as of June 29, 2008. The critical terms of the hedging instruments (currency options and foreign exchange forward contracts) and the hedged items match. As a result, there were no material amounts reflected in the Consolidated Statement of Earnings for the first half of 2008 resulting from hedge ineffectiveness.

During the first half of 2008, the gain recorded in cost of sales in the Consolidated Statement of Earnings related to the change in the fair value of foreign exchange forward contracts designated as cash flow hedges that matured during the period was not significant.

In 2007, we had derivative instruments that were recorded at fair value in the purchase price allocation. As such, hedge accounting was not permitted and these instruments were recorded at fair value with the resulting gains or losses reflected in earnings. For the second quarter of 2007 and the first half of 2007, we recorded nil in earnings. At December 30, 2007, we had no derivative instruments outstanding.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the Securities and Exchange Commissions rules and forms. As of the end of the period covered by this report, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

Change in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

We have ongoing initiatives to standardize and upgrade certain of our financial and operating systems. The system upgrades will be implemented in stages over the next several years. Management believes the necessary procedures are in place to maintain effective internal control over financial reporting as these initiatives continue.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of Domtar Corporation was held on May 6, 2008.

(b)	Four Class 1 Directors were elected: Jack C. Bingleman, Marvin D. Cooper, W. Henson Moore and Richard Tan. Directors whose terms of office continued after the annual meeting are Raymond Royer, Harold H. Mackay, Louis P. Gignac, Brian M. Levitt, Michael R. Onustock, Robert J. Steacy, William C. Stivers, Pamela B. Strobel and Denis Turcotte.

(c)	(i) The votes for or withheld for each nominee were:

	For	Withheld
Jack C. Bingleman	437,379,160	739,118
Marvin D. Cooper	437,364,138	754,140
W. Henson Moore	437,353,390	764,888
Richard Tan	437,365,124	753,154

(ii)	Stockholders voted to approve the amendments to the certificate of incorporation to provide for the annual election of our Board of Directors. The votes were as follows:

For	Against	Abstain
437,662,350	369,054	86,954

(iii)	Stockholders voted to approve the amendments to the certificate of incorporation to provide for the removal of directors by majority vote. The votes were as follows:

For	Against	Abstain
437,936,889	125,706	55,263

(iv)	Stockholders voted to approve the amendments to the certificate of incorporation to eliminate the supermajority vote required for amendments to the provision regarding the board of directors. The votes were as follows:

For	Against	Abstain
427,193,259	176,937	66,048

(v)	Stockholders voted to approve the amendments to the certificate of incorporation to delete the requirement that directors be elected by plurality vote in uncontested elections. The votes were as follows:

For	Against	Abstain
433,703,898	4,329,262	85,198

(vi)	Stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent public accounting firm for the 2008 fiscal year. The votes were as follows:

For	Against	Abstain
437,830,054	208,606	79,698

(vii)	Stockholders voted to approve of certain performance goals under the Annual Incentive Plan. The votes were as follows:

For	Against	Abstain
436,101,159	1,920,083	97,116

(viii)	Stockholders voted to approve of certain performance goals under the Omnibus Stock Incentive Plan. The votes were as follows:

For	Against	Abstain
418,303,298	9,049,886	83,060

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 3.1	Amended and restated certificate of incorporation of Domtar Corporation

Exhibit 3.2	Amended and restated by-laws of Domtar Corporation

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 8, 2008	By:	/s/ RAZVAN THEODORU
Razvan Theodoru
Vice-President and Secretary