Form 10-Q
period 2008-09-28
Domtar CORP
filed 2008-11-06
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

At November 4, 2008, 492,895,592 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 28, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

	Thirteen weeks ended		Thirty-nine weeks ended
CONSOLIDATED STATEMENTS OF EARNINGS	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
(in millions of dollars, unless otherwise noted)	(Unaudited)
				(NOTE 1)
	$	$	$	$
Sales	1,625	1,660	4,929	4,294
Operating expenses
Cost of sales, excluding depreciation and amortization	1,293	1,292	3,971	3,438
Depreciation and amortization	119	128	353	338
Selling, general and administrative	102	115	308	248
Closure and restructuring costs	3	2	15	7

	1,517	1,537	4,647	4,031

Operating income	108	123	282	263
Interest expense	35	48	111	106

Earnings before income taxes	73	75	171	157
Income tax expense	30	39	68	61

Net earnings	43	36	103	96

Per common share (in dollars) (NOTE 6)
Net earnings
Basic	0.08	0.07	0.20	0.21
Diluted	0.08	0.07	0.20	0.21
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	515.5	515.4	515.5	459.6
Diluted	515.7	517.8	515.9	461.5

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

	At
CONSOLIDATED BALANCE SHEETS	September 28, 2008	December 30, 2007
(in millions of dollars, unless otherwise noted)	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	127	71
Receivables, less allowances of $10 and $9	582	504
Inventories (NOTE 8)	985	936
Prepaid expenses	37	14
Income and other taxes receivable	81	69
Deferred income taxes	180	182

Total current assets	1,992	1,776
Property, plant and equipment, at cost	9,586	9,685
Accumulated depreciation	(4,595)	(4,323)

Net property, plant and equipment	4,991	5,362
Goodwill (NOTE 9)	351	372
Intangible assets, net of amortization (NOTE 10)	98	111
Other assets	102	105

Total assets	7,534	7,726

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	36	63
Trade and other payables	760	765
Income and other taxes payable	38	28
Long-term debt due within one year	19	17

Total current liabilities	853	873
Long-term debt	2,118	2,213
Deferred income taxes	1,010	1,003
Other liabilities and deferred credits	359	440
Commitments and contingencies (NOTE 13)
Shareholders’ equity
Common stock
$0.01 par value: authorized 2,000,000,000 shares issued and outstanding: 492,378,015 and 471,169,959 shares, respectively	5	5
Exchangeable shares
No par value; unlimited shares authorized; issued and held by nonaffiliates: 23,160,012 and 44,252,831 shares, respectively	153	293
Additional paid-in capital	2,724	2,573
Retained earnings	150	47
Accumulated other comprehensive income	162	279

Total shareholders’ equity	3,194	3,197

Total liabilities and shareholders’ equity	7,534	7,726

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total shareholders’ equity
(in millions of dollars, unless otherwise noted)	(Unaudited)
		$	$	$	$	$	$
Balance at December 30, 2007	515.4	5	293	2,573	47	279	3,197
Conversion of exchangeable shares	—	—	(140)	140	—	—	—
Issuance of common shares	0.1	—	—	1	—	—	1
Stock-based compensation	—	—	—	10	—	—	10
Net earnings	—	—	—	—	103	—	103
Cash flow hedge fair value adjustments, net of tax	—	—	—	—	—	(10)	(10)
Amortization of prior year service costs	—	—	—	—	—	1	1
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(108)	(108)

Balance at September 28, 2008	515.5	5	153	2,724	150	162	3,194

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen weeks ended		Thirty-nine weeks ended
CONSOLIDATED STATEMENTS OF CASH FLOWS	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
(In millions of dollars)	(Unaudited)
				(NOTE 1)
	$	$	$	$
Operating activities
Net earnings	43	36	103	96
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	119	128	353	338
Deferred income taxes	33	(10)	46	(25)
Net gains on disposals of property, plant and equipment	(2)	—	(3)	—
Stock-based compensation expense	4	3	13	4
Gain on sale of trademark	—	—	(6)	—
Other	4	1	8	2
Changes in assets and liabilities, net of effects of acquisitions
Receivables	(26)	(60)	(84)	(79)
Inventories	(68)	4	(68)	31
Prepaid expenses	(4)	3	(26)	(4)
Trade and other payables	35	28	4	66
Income and other taxes	(2)	27	(1)	43
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(5)	(13)	(52)	(42)
Other assets and other liabilities	—	(3)	(16)	(6)

Cash flows provided from operating activities	131	144	271	424

Investing activities
Additions to property, plant and equipment	(49)	(19)	(114)	(65)
Proceeds from disposals of property, plant and equipment	2	1	24	23
Proceeds from sale of trademark	—	—	6	—
Business acquisition – cash acquired	—	—	—	573
Business acquisition	(12)	—	(12)	—
Other	—	3	—	(1)

Cash flows provided from (used for) investing activities	(59)	(15)	(96)	530

Financing activities
Net change in bank indebtedness	(1)	(6)	(27)	(9)
Repayment of revolving bank credit facility	—	—	(50)	—
Issuance of short-term debt	—	—	—	1,350
Issuance of long-term debt	—	—	—	800
Repayment of short-term debt	—	—	—	(1,350)
Repayment of long-term debt	(4)	(75)	(41)	(156)
Debt issue costs	—	—	—	(24)
Distribution to Weyerhaeuser prior to March 7, 2007	—	—	—	(1,431)
Other	—	—	—	(5)

Cash flows used for financing activities	(5)	(81)	(118)	(825)

Net increase in cash and cash equivalents	67	48	57	129
Translation adjustments related to cash and cash equivalents	(1)	8	(1)	6
Cash and cash equivalents at beginning of period	61	80	71	1

Cash and cash equivalents at end of period	127	136	127	136

Supplemental cash flow information
Net cash payments for:
Interest	26	45	81	88
Income taxes	—	17	46	38

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of Domtar Corporation’s (“the Company” or “Domtar”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first thirty-nine weeks of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in Domtar’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007, as filed with the Securities and Exchange Commission. The December 30, 2007 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

For accounting and financial reporting purposes, the Business Unit is considered to be the “Predecessor” to Domtar and as a result, its historical financial statements now constitute the historical financial statements of Domtar. Accordingly, the results reported for the first thirty-nine weeks of 2008 include results of the Successor for the entire period and those reported for the first thirty-nine weeks of 2007 include the results of operations of the Business Unit, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to September 30, 2007.

Domtar Inc. is an integrated manufacturer of uncoated freesheet with pulp, paper and converting facilities in the United States and Canada. Domtar Inc.’s paper business was its most significant segment. In addition to the paper business, Domtar Inc. manufactures and markets lumber and wood-based value-added products and engages in the paper merchants business, which involves the purchasing, warehousing, sale and distribution of various paper products made by Domtar Inc. and by other manufacturers.

The Business Unit consists of pulp and paper mills, converting operations, sawmills, forest management licenses and related assets. These facilities are principally engaged in the harvesting of timber and the manufacture, distribution and sale of paper, pulp, and forest products, including softwood lumber.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

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

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGE IMPLEMENTED

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Beginning in fiscal year 2008, the Company has elected to partially adopt SFAS No. 157 in accordance with FASB Staff Position No. FAS 157-2 (FSP No. FAS 157-2), which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis including those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, exit and disposal costs initially measured at fair value, and those initially measured at fair value in a business combination.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have an impact on the Company’s consolidated financial position and results of operations. The Company is currently assessing the impact of fully adopting SFAS No. 157 on its future disclosures for nonfinancial assets and nonfinancial liabilities.

FUTURE ACCOUNTING CHANGES

BUSINESS COMBINATIONS

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, “Business Combinations” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contingent considerations and contractual contingencies based on their fair values as measured on the acquisition date. In addition, SFAS No. 141(R) requires the acquirer to measure the noncontrolling interest in the acquiree at fair value, which will result in recognizing the goodwill attributable to the noncontrolling interest in addition to the goodwill attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since Statement 141(R) will only be applicable to future business combinations, it will not have a significant effect prior to such acquisitions, on the Company’s financial position, results of operations or cash flows.

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

SEPTEMBER 28, 2008

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

SEPTEMBER 28, 2008

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

The Company does not enter into derivative financial instruments for trading or speculative purposes. The derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value and are included in prepaid expenses, trade and other payables and other liabilities and deferred credits. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within shareholders’ equity, and are recognized in cost of sales in the period in which the hedged transaction occurs.

Fair value measurements for the Company’s derivatives are classified under Level 2 (see Note 14) because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

FOREIGN CURRENCY EXCHANGE RATE

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months.

NATURAL GAS SWAP CONTRACTS

During the thirty-nine weeks ended September 28, 2008, the Company entered into natural gas swap contracts to hedge certain future identifiable natural gas purchases. The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Natural gas swap contracts used to hedge forecasted natural gas purchases are designated as cash flow hedges. These contracts are used to hedge forecasted purchases over the next 3 years.

During the thirty-nine weeks ended September 28, 2008, the Company recorded an after tax loss of $10 million in accumulated other comprehensive income concerning these foreign currency and natural gas derivatives, which will be recognized in cost of sales upon maturity of the derivatives during the next 3 years at the then current values, which may be different from the September 28, 2008 values. At September 28, 2008, the fair value of these contracts were reflected on the Consolidated Balance Sheet at $8 million in prepaid expenses, $11 million in trade and other payables and $3 million in other liabilities and deferred credits.

The natural gas swap contracts were fully effective as of September 28, 2008. The critical terms of the hedging instruments (currency options and foreign exchange forward contracts) and the hedged items match. As a result, there were no material amounts reflected in the Consolidated Statement of Earnings for the thirteen and thirty-nine week period ended September 28, 2008 resulting from hedge ineffectiveness.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

During the thirteen and thirty-nine weeks ended September 28, 2008, the loss recorded in cost of sales in the Consolidated Statement of Earnings related to the change in the fair value of foreign exchange forward contracts and currency options contracts designated as cash flow hedges that matured during the period was $4 million.

In 2007, the Company had derivative instruments that were recorded at fair value in the purchase price allocation. As such, hedge accounting was not permitted and these instruments were recorded at fair value with the resulting gains and losses being reflected in earnings. For the thirty-nine weeks ended September 30, 2007, the Company recorded nil in earnings. At December 30, 2007, the Company had no derivative instruments outstanding.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. BUSINESS COMBINATION

On March 7, 2007, the Company completed the Transaction to combine the Weyerhaeuser Fine Paper Business with Domtar Inc. The description of the Transaction was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

The following unaudited pro-forma information for the thirty-nine weeks ended September 30, 2007, presents a summary of consolidated results of operations of the Company as if the Transaction had occurred at the beginning of fiscal 2007. These unaudited pro-forma results have been prepared for comparative purposes only.

Thirty-nine weeks ended	September 30, 2007
Sales	$4,867
Operating expenses, excluding depreciation and amortization	4,229
Depreciation and amortization	373

Operating income	265
Earnings before income taxes	128
Net earnings applicable to common shares	73

Basic earnings per share	0.16

Diluted earnings per share	0.16

Basic weighted average number of common and exchangeable shares outstanding (millions)	459.6

Diluted weighted average number of common and exchangeable shares outstanding (millions)	461.5

The above pro-forma information includes a charge of $29 million for transaction related costs of Domtar Inc. incurred in the first quarter of 2007. The pro-forma adjustments have all been reflected in the first quarter of fiscal 2007.

In July 2008, the Company completed a transaction, for a total consideration of $12 million, to acquire the full ownership of Gogama Forest Products Inc., located in Ostrom, Ontario. The Company has been operating the facility as a 50% owned investment since 2003. This transaction did not have a significant impact on the Company’s financial results.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

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

2008 Stock-based Compensation Expense

For the thirteen and thirty-nine weeks ended September 28, 2008, compensation expense recognized in the Company’s results of operations was approximately $4 million and $14 million, respectively, for all outstanding awards (2007 – $3 million and $6 million, respectively).

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

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Unaudited)
Net earnings	$43	$36	$103	$96
Weighted average number of common and exchangeable shares outstanding (millions)	515.5	515.4	515.5	459.6
Effect of dilutive securities (millions)	0.2	2.4	0.4	1.9

Weighted average number of diluted common and exchangeable shares outstanding (millions)	515.7	517.8	515.9	461.5

Basic net earnings per share (in dollars)	$0.08	$0.07	$0.20	$0.21
Diluted net earnings per share (in dollars)	$0.08	$0.07	$0.20	$0.21

The following table includes the potential maximum awards of certain awards that were not included in the computation of diluted earnings per share for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007 due to performance targets not being satisfied at the end of the period or were antidilutive:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Restricted stock units	1,540,004	—	1,346,072	—
Options	3,409,220	—	2,481,100	—
Performance-based awards	4,260,175	2,915,808	4,280,355	2,536,744

The calculation of earnings per common share for the thirteen and thirty-nine weeks ended September 28, 2008 is based on the weighted-average number of Domtar common stock outstanding during the period. The calculation for diluted earnings per common share for the thirteen and thirty-nine weeks ended September 28, 2008 recognizes the effect of all potential dilutive common stock.

Prior to the Transaction, the Company did not have publicly traded common stock or stock options outstanding. The weighted average number of shares of common stock of Domtar Corporation outstanding for the thirteen and thirty-nine weeks ended September 30, 2007 assumes that all such common stock outstanding immediately after the Contribution but before the acquisition of Domtar Inc. were outstanding since January 1, 2007. The effect of dilutive securities for the thirteen and thirty-nine weeks ended September 30, 2007 assumes that all replacement stock options of Domtar were outstanding immediately after the Contribution on March 5, 2007.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the thirteen and thirty-nine weeks ended September 28, 2008, the pension expense was $5 million and $16 million, respectively (2007 - $3 million and $8 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans
	Thirteen weeks ended September 28, 2008		Thirty-nine weeks ended September 28, 2008
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	—	27	2
Interest expense	20	2	62	5
Expected return on plan assets	(21)	—	(64)	—
Settlement	3	—	7	—
Amortization of prior year service costs	—	—	1	—

Net periodic benefit cost	11	2	33	7

	Thirteen weeks ended September 30, 2007		Thirty-nine weeks ended September 30, 2007
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	12	1	29	3
Interest expense	22	2	52	5
Expected return on plan assets	(25)	—	(62)	—
Amortization of prior year service costs	—	—	1	—

Net periodic benefit cost	9	3	20	8

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The Company contributed $16 million and $87 million for the thirteen and thirty-nine weeks ended September 28, 2008, respectively, (2007 - $24 million and $67 million, respectively) to the pension plans. The Company expects to contribute approximately $95 million in 2008 to the pension plans. The Company also contributed $2 million and $5 million for the thirteen and thirty-nine weeks ended September 28, 2008, respectively, (2007 - $1 million and $3 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INVENTORIES

The following table presents the components of inventories:

	September 28, 2008	December 30, 2007
	$	$
Work in process and finished goods	610	586
Raw materials	157	136
Operating and maintenance supplies	218	214

	985	936

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

	September 28, 2008	December 30, 2007
	$	$
Balance at beginning of period	372	14
Impairment of goodwill	—	(4)
Acquisition of Domtar Inc.	—	300
Effect of foreign currency exchange rate change	(21)	62

Balance at end of period	351	372

The goodwill at both September 28, 2008 and December 30, 2007 is entirely related to the Papers segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	September 28, 2008	December 30, 2007
		$	$
Intangible assets subject to amortization
Water rights	40	14	15
Power purchase agreements	25	31	33
Customer relationships	20	9	9
Trade names	7	7	7
Supplier agreements	5	6	6
Natural gas contracts	4	16	17
Cutting rights	Units of production method	26	29

		109	116
Allowance for amortization		(11)	(5)

Total intangible assets		98	111

Amortization expense related to intangible assets for the thirteen and thirty-nine weeks ended September 28, 2008 was $2 million and $6 million, respectively, (2007 – nil and nil, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2008	2009	2010	2011	2012
	$	$	$	$	$
Amortization expense related to intangible assets	8	8	9	9	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING PROVISION

The following table provides the activity in the closure and restructuring provision.

$
Balance at beginning of year	83
Severance payments	(22)
Reversals (a)	(23)
Other	5

Balance at September 28, 2008	43

(a)	Reversal of a provision for a contract assumed in the Transaction as a result of its termination by the counterparty in the first quarter of 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Thirteen weeks ended		Thirty-nine weeks ended
COMPREHENSIVE INCOME (LOSS)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Unaudited)
	$	$	$	$
Net earnings	43	36	103	96
Other comprehensive income
Net derivative losses on cash flow hedges, net of tax	(6)	—	(10)	—
Amortization of prior service costs	—	—	1	4
Foreign currency translation adjustments, net of tax	(63)	82	(108)	222

Comprehensive income (loss)	(26)	118	(14)	322

The Company’s accumulated other comprehensive income includes the following, net of tax:

At	September 28, 2008	December 30, 2007
	(Unaudited)
	$	$
Cash flow hedge fair value adjustments	(10)	—
Foreign currency translation adjustments	222	330
Unrecognized losses and prior service costs related to pension and post-retirement benefit plans	(50)	(51)

Accumulated other comprehensive income	162	279

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999, against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement (the “Settlement Agreement”) which provides that while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement does not address all of the plaintiff’s claims as that could not be reasonably determined at that time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The Company has recorded a provision to address potential exposure.

Domtar Inc. was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued a RFRA to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant. By final and binding arbitration award, including qualifications by the arbitrators, the remediation cost related to Domtar Inc. is estimated to be between $4 million and $7 million. Discussion between all concerned parties to finalize the interpretation of the decision and the estimated future costs are on going. At September 28, 2008, the Company had a provision for the estimated remediation costs.

At September 28, 2008, the Company had a provision of $115 million for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation:

September 28, 2008
$
Balance at beginning of year	119
Additions	7
Environmental spending	(4)
Effect of foreign currency exchange rate change	(7)

Balance at September 28, 2008	115

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 28, 2008, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

Domtar Inc. was subject to a motion by Joachim Laferrière Électricien Inc., filed in the Quebec Superior Court on January 9, 2006, for authorization to bring a class action suit against Domtar Inc. and others for alleged damages relating to a conspiracy to fix prices of carbonless sheets during the period of January through December 2000 in the Province of Quebec, Canada. Domtar was also subject to a motion by McLay & Company Inc. filed in Ontario Superior Court on January 11, 2006 for authorization to bring a class action suit against Domtar Inc. and others, for alleged inflated prices of carbonless sheets paper during the period of October 1999 through September 2000 in the Province of Ontario, Canada. These class actions have been settled and the settlements were approved by the respective courts in July 2008. The amounts had been previously provided for.

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

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. could have been obligated to pay up to a maximum of approximately $113 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $104 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $104 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $104 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the liquidity, results of operations and financial condition.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 28, 2008, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. FAIR VALUE MEASUREMENT

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 28, 2008, in accordance with SFAS 157 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair value measurement at reporting date using:

	September 28, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Assets
Derivative financial instruments	8	—	8	—	Prepaid expenses

Total	8	—	8	—

Liabilities
Derivative financial instruments	11	—	11	—	Trade and other payables
Derivative financial instruments	3	—	3	—	Other liabilities and deferred credits

Total	14	—	14	—

Derivative financial instruments include foreign exchange options and natural gas swap contracts. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

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

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SEGMENT DISCLOSURES (CONTINUED)

	Thirteen weeks ended		Thirty-nine weeks ended
Segment Data	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(Unaudited)
	$	$	$	$
Sales
Papers	1,364	1,411	4,200	3,715
Paper Merchants	257	249	762	551
Wood	76	88	209	225

Total for reportable segments	1,697	1,748	5,171	4,491
Intersegment sales – Papers	(64)	(72)	(220)	(162)
Intersegment sales – Paper Merchants	—	—	—	(1)
Intersegment sales – Wood	(8)	(16)	(22)	(34)

Consolidated sales	1,625	1,660	4,929	4,294

Depreciation and amortization
Papers	111	122	331	320
Paper Merchants	1	—	2	1
Wood	7	6	20	17

Consolidated depreciation and amortization	119	128	353	338

Operating income (loss)
Papers	118	133	324	296
Paper Merchants	1	6	6	12
Wood	(11)	(13)	(45)	(37)
Corporate	—	(3)	(3)	(8)

Consolidated operating income	108	123	282	263
Interest expense	35	48	111	106

Earnings before income taxes	73	75	171	157
Income tax expense	30	39	68	61

Net earnings	43	36	103	96

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at September 28, 2008 and December 30, 2007 and the statements of earnings (loss), and cash flows for the thirteen and thirty-nine weeks ended September 28, 2008 and September 30, 2007 for Domtar Corporation (the “Parent Company”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in both cases using the equity method. The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from the business acquisition in Note 4 have been pushed down to the applicable subsidiary columns. The 2007 comparative figures have been reclassified to reflect the fact Domtar Enterprises Inc. (and subsidiaries) became a guarantor in February 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Earnings (loss) for the thirteen weeks ended September 28, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,299	729	(403)	1,625
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,035	661	(403)	1,293
Depreciation and amortization	—	77	42	—	119
Selling, general and administrative	2	72	28	—	102
Closure and restructuring costs	—	—	3	—	3

	2	1,184	734	(403)	1,517

Operating income (loss)	(2)	115	(5)	—	108
Interest expense (revenue)	33	(34)	36	—	35

Earnings (loss) before income taxes	(35)	149	(41)	—	73
Income tax expense (benefit)	(10)	51	(11)	—	30
Share in earnings of equity accounted investees	68	(30)	—	(38)	—

Net earnings (loss)	43	68	(30)	(38)	43

Condensed Consolidating Statement of Earnings (loss) for the thirty-nine weeks ended September 28, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	3,894	2,203	(1,168)	4,929
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,092	2,047	(1,168)	3,971
Depreciation and amortization	—	232	121	—	353
Selling, general and administrative	10	199	99	—	308
Closure and restructuring costs	—	—	15	—	15

	10	3,523	2,282	(1,168)	4,647

Operating income (loss)	(10)	371	(79)	—	282
Interest expense (revenue)	104	(43)	50	—	111

Earnings (loss) before income taxes	(114)	414	(129)	—	171
Income tax expense (benefit)	(42)	145	(35)	—	68
Share in earnings of equity accounted investees	175	(94)	—	(81)	—

Net earnings (loss)	103	175	(94)	(81)	103

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Earnings (loss) for the thirteen weeks ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,255	594	(189)	1,660
Operating expenses
Cost of sales, excluding depreciation and amortization	—	968	513	(189)	1,292
Depreciation and amortization	—	129	(1)	—	128
Selling, general and administrative	16	46	53	—	115
Closure and restructuring costs	—	(5)	7	—	2

	16	1,138	572	(189)	1,537

Operating income (loss)	(16)	117	22	—	123
Interest expense	16	1	31	—	48

Earnings (loss) before income taxes	(32)	116	(9)	—	75
Income tax expense (benefit)	(12)	53	(2)	—	39
Share in earnings of equity accounted investees	56	(7)	—	(49)	—

Net earnings (loss)	36	56	(7)	(49)	36

Condensed Consolidating Statement of Earnings (loss) for the thirty-nine weeks ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	3,347	1,611	(664)	4,294
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,655	1,447	(664)	3,438
Depreciation and amortization	—	277	61	—	338
Selling, general and administrative	19	128	101	—	248
Closure and restructuring costs	—	—	7	—	7

	19	3,060	1,616	(664)	4,031

Operating income (loss)	(19)	287	(5)	—	263
Interest expense	37	15	54	—	106

Earnings (loss) before income taxes	(56)	272	(59)	—	157
Income tax expense (benefit)	(21)	98	(16)	—	61
Share in earnings of equity accounted investees	131	(43)	—	(88)	—

Net earnings (loss)	96	131	(43)	(88)	96

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Balance Sheet September 28, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	71	33	23	—	127
Receivables	—	493	89	—	582
Inventories	—	707	278	—	985
Prepaid expenses	2	11	24	—	37
Income and other taxes receivable	80	—	25	(24)	81
Intercompany accounts	—	807	894	(1,701)	—
Deferred income taxes	7	162	11	—	180

Total current assets	160	2,213	1,344	(1,725)	1,992
Property, plant and equipment, at cost	—	5,717	3,869	—	9,586
Accumulated depreciation	—	(2,477)	(2,118)	—	(4,595)

Net property, plant and equipment	—	3,240	1,751	—	4,991
Goodwill	—	328	23	—	351
Intangible assets, net of amortization	—	40	58	—	98
Investments in affiliates	5,661	2,043	26	(7,730)	—
Intercompany advances	2	—	640	(642)	—
Other assets	35	—	164	(97)	102

Total assets	5,858	7,864	4,006	(10,194)	7,534

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	28	8	—	36
Trade and other payables	37	386	337	—	760
Intercompany accounts	680	214	807	(1,701)	—
Income and other taxes payable	—	38	24	(24)	38
Long-term debt due within one year	8	8	3	—	19

Total current liabilities	725	674	1,179	(1,725)	853
Long-term debt	2,092	17	9	—	2,118
Intercompany long-term loans	—	642	—	(642)	—
Deferred income taxes	—	948	62	—	1,010
Other liabilities and deferred credits	—	418	38	(97)	359
Shareholders’ equity	3,041	5,165	2,718	(7,730)	3,194

Total liabilities and shareholders’ equity	5,858	7,864	4,006	(10,194)	7,534

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

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

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the thirteen weeks ended September 28, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	43	68	(30)	(38)	43
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	(54)	342	(238)	38	88

Cash flows provided from operating activities	(11)	410	(268)	—	131

Investing activities
Additions to property, plant and equipment	—	(33)	(16)	—	(49)
Proceeds from disposals of property, plant and equipment	—	—	2	—	2
Business acquisition	—	—	(12)	—	(12)
Increase in long-term advances to related parties	—	(381)	—	381	—
Decrease in long-term advances to related parties	75	—	306	(381)	—

Cash flows provided from (used for) investing activities	75	(414)	280	—	(59)

Financing activities
Net change in bank indebtedness	—	(4)	3	—	(1)
Repayment of long-term debt	(4)	—	—	—	(4)

Cash flows used for financing activities	(4)	(4)	3	—	(5)

Net (decrease) increase in cash and cash equivalents	60	(8)	15	—	67
Translation adjustments related to cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	11	41	9	—	61

Cash and cash equivalents at end of period	71	33	23	—	127

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the thirty-nine weeks ended September 28, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	103	175	(94)	(81)	103
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	(19)	417	(311)	81	168

Cash flows provided from (used for) operating activities	84	592	(405)	—	271

Investing activities
Additions to property, plant and equipment	—	(72)	(42)	—	(114)
Proceeds from disposals of property, plant and equipment	—	—	24	—	24
Proceeds on sale of trademark	—	—	6	—	6
Business acquisition	—	—	(12)	—	(12)
Increase in long-term advances to related parties	—	(507)	—	507	—
Decrease in long-term advances to related parties	60	—	447	(507)	—

Cash flows provided from (used for) investing activities	60	(579)	423	—	(96)

Financing activities
Net change in bank indebtedness	—	(26)	(1)	—	(27)
Repayment of revolving bank credit	(50)	—	—	—	(50)
Repayment of long-term debt	(32)	(7)	(2)	—	(41)

Cash flows used for financing activities	(82)	(33)	(3)	—	(118)

Net (decrease) increase in cash and cash equivalents	62	(20)	15	—	57
Translation adjustments related to cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	9	53	9	—	71

Cash and cash equivalents at end of period	71	33	23	—	127

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the thirteen weeks ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	36	56	(7)	(49)	36
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	61	(10)	8	49	108

Cash flows provided from (used for) operating activities	97	46	1	—	144

Investing activities
Additions to property, plant and equipment	—	(8)	(11)	—	(19)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Increase in long-term advances to related parties	—	(24)	—	24	—
Decrease in long-term advances to related parties	18	—	6	(24)	—
Other	—	—	3	—	3

Cash flows provided from (used for) investing activities	18	(32)	(1)	—	(15)

Financing activities
Net change in bank indebtedness	—	(3)	(3)	—	(6)
Repayment of long-term debt	(75)	—	—	—	(75)

Cash flows used for financing activities	(75)	(3)	(3)	—	(81)

Net increase (decrease) in cash and cash equivalents	40	11	(3)	—	48
Translation adjustments related to cash and cash equivalents	—	8	—	—	8
Cash and cash equivalents at beginning of period	31	42	7	—	80

Cash and cash equivalents at end of period	71	61	4	—	136

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the thirty-nine weeks ended September 30, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	96	131	(43)	(88)	96
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	104	132	4	88	328

Cash flows provided from (used for) operating activities	200	263	(39)	—	424

Investing activities
Additions to property, plant and equipment	—	(32)	(33)	—	(65)
Proceeds from disposals of property, plant and equipment	—	1	22	—	23
Business acquisition—cash acquired	—	573	—	—	573
Increase in long-term advances to related parties	—	(752)	—	752	—
Decrease in long-term advances to related parties	681	—	71	(752)	—
Other	—	—	(1)	—	(1)

Cash flows provided from (used for) investing activities	681	(210)	59	—	530

Financing activities
Net change in bank indebtedness	—	—	(9)	—	(9)
Issuance of short-term debt	1,350	—	—	—	1,350
Issuance of long-term debt	800	—	—	—	800
Repayment of short-term debt	(1,350)	—	—	—	(1,350)
Repayment of long-term debt	(155)	—	(1)	—	(156)
Debt issue costs	(24)	—	—	—	(24)
Distribution to Weyerhaeuser prior to March 7, 2007	(1,431)	—	—	—	(1,431)
Other	—	—	(5)	—	(5)

Cash flows provided from (used for) financing activities	(810)	—	(15)	—	(825)

Net increase in cash and cash equivalents	71	53	5	—	129
Translation adjustments related to cash and cash equivalents	—	8	(2)	—	6
Cash and cash equivalents at beginning of period	—	—	1	—	1

Cash and cash equivalents at end of period	71	61	4	—	136

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 28, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUBSEQUENT EVENT

On November 4, 2008 Domtar Corporation announced that it will permanently shut down the paper machine and converting center at its Dryden, Ontario facility. Domtar is shutting down these operations in order to balance its production capacity with the demand from its customers in light of the continuing softening of demand for fine papers caused in part by adverse economic conditions. This fourth quarter decision will result in the permanent curtailment of Domtar’s annual paper production capacity by approximately 151,000 short tons of uncoated freesheet paper and will affect approximately 195 employees. Dryden papermaking and converting operations are expected to cease by the end of November 2008.

Costs in connection with this shut down are expected to be incurred in the fourth quarter of 2008 as well as during 2009 and result in an aggregate charge of approximately $30 million to $42 million, which an estimated amount of $10 million to $14 million are non cash charges relating to the write-off of the Dryden paper machine and converting center.

As a result of the fourth quarter decision to change the nature and use, the carrying amount of the remaining assets of the Dryden facility is currently being tested for impairment and may result in a write down during the fourth quarter of 2008. The carrying amount of such assets was approximately $301 million at September 28, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. All financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”). This MD&A should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 30, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2008.

In accordance with industry practice, in this report, the term “ton” and the symbol “ST” refer to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “tonne” and the symbol “ADMT” refer to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings, and shipment volume are based on the thirteen and thirty-nine week periods ended September 28, 2008 as compared to the thirteen and thirty-nine week periods ended September 30, 2007. The thirteen week periods are also referred to as the third quarter of 2008 and 2007, and the thirty-nine week periods are also referred to as the year-to-date of 2008 and 2007.

EXECUTIVE SUMMARY

In the third quarter of 2008, we reported operating income of $108 million, an increase of $28 million compared to operating income of $80 million in the second quarter of 2008. This increase in operating income was due to higher average selling prices for paper as well as wood products, lower costs related to planned maintenance shutdowns, lower utilization of energy and chemicals in part due to the closure of our Port Edwards paper mill at the end of the second quarter of 2008 and the positive impact of a weaker Canadian dollar. In addition, in the second quarter of 2008, we had a gain of $6 million related to the sale of certain trademarks. These factors were partially offset by lower pulp and paper shipments, higher raw material costs for chemical, energy and fiber as well as higher freight costs.

For the remainder of the year, we expect paper prices to remain flat and pulp and lumber prices to decrease. Volume should be down from the third quarter across all businesses due to the weaker economy and typical seasonality of our business. However, we expect savings from our synergy program, lower energy costs and a more favorable Canadian dollar rate to benefit our profitability in the fourth quarter.

Looking into 2009, the depth and duration of the economic slowdown and the impact this may have on office employment and demand for our products are uncertain. Still, we will continue to track our order books and balance supply with our customer demand in uncoated freesheet paper.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the quarter-to-quarter analysis and segment analysis.

RECENT DEVELOPMENTS

Closure of Dryden paper machine

In the fourth quarter of 2008, we reached a decision and announced the closure of the paper machine located at our Dryden pulp and paper mill, as well as its remaining converting operations, expected to cease by mid-November 2008. We are shutting down these operations in order to balance our production capacity with the demand from our customers in light of the continued softening of demand for fine papers caused in part by adverse economic conditions. This closure will result in the curtailment of approximately 151,000 tons of paper capacity per year and will affect approximately 195 employees. Dryden’s pulp production, with an annual production capacity of 319,000 tonnes, and related forestland activities, will remain in operation. As a result of the fourth quarter decision to change the nature and use, the carrying amount of the remaining assets of the facility is currently being tested for impairment and may result in a write-down in the fourth quarter of 2008. The carrying amount of such assets was approximately $301 million at September 28, 2008.

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

The following MD&A of Domtar Corporation covers a period prior to the Transaction. For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the “Predecessor” to Domtar Corporation and as a result, its historical financial statements now constitute the historical financial statements of Domtar Corporation. Accordingly, the results reported for the third quarter of 2008 and 2007 and the year-to-date of 2008 include results of the Successor for the entire period and those reported for the year-to-date of 2007 include the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to September 30, 2007. These historical financial statements may not be indicative of our future performance. See Part I, Item 1A, Risk Factors, “The historical financial information of the Predecessor may not be representative of its results if the Weyerhaeuser Fine Paper Business had been operated independently of Weyerhaeuser and, as a result, may not be a reliable indicator of its future results” included in our Annual Report on Form 10-K for the year ended December 30, 2007, as filed with the SEC.

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

For more information on the accounting for the Transaction, refer to our Annual Report on Form 10-K for the year ended December 30, 2007 and Note 4 of our unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

OUR BUSINESS

Our reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood. A description of our business is included in Part I, Item 1, Business, of our Annual Report on Form 10-K for the year ended December 30, 2007.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the unaudited interim consolidated financial results of Domtar Corporation for the third quarter and year-to-date of 2008 and 2007. The year-to-date of 2007 consists of the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to September 30, 2007.

	Thirteen weeks ended		Thrity-nine weeks ended
FINANCIAL HIGHLIGHTS	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
(In millions of U.S. dollars, unless otherwise noted)
Sales	$1,625	$1,660	$4,929	$4,294

Operating income	108	123	282	263

Net earnings	43	36	103	96

Net earnings per common share (in dollars)[1]:
Basic	0.08	0.07	0.20	0.21
Diluted	0.08	0.07	0.20	0.21

Operating income (loss) per segment:
Papers	$118	$133	$324	$296
Paper Merchants	1	6	6	12
Wood	(11)	(13)	(45)	(37)
Corporate	—	(3)	(3)	(8)

Total	$108	$123	$282	$263

			At September 28, 2008	At December 30, 2007
Total assets			$7,534	$7,726
Total long-term debt, including current portion			$2,137	$2,230

1	Refer to Note 6 of the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 28, 2008 VERSUS

THIRTEEN WEEK PERIOD ENDED SEPTEMBER 30, 2007

Sales

Sales for the third quarter of 2008 amounted to $1,625 million, a decrease of $35 million, or 2%, from sales of $1,660 million in the third quarter of 2007. The decrease was mainly attributable to lower shipments for pulp and paper, reflecting softer market demand for uncoated freesheet and our restructuring activities (which included the closure of the paper machine at our Woodland pulp and paper mill effective in the third quarter of 2007, the closure of our Ottawa paper mill effective in the fourth quarter of 2007, the reorganization of our Dryden paper mill in the fourth quarter of 2007, and the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008) as well as lower shipments and average selling prices for our wood products. These factors were mostly offset by higher average selling prices for pulp and paper.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,293 million in the third quarter of 2008, an increase of $1 million, or less than 1%, compared to cost of sales, excluding depreciation and amortization, of $1,292 million in the third quarter of 2007. This increase was mainly attributable to higher costs for fiber, freight, chemicals and energy in the third quarter of 2008. These factors were partially offset by lower shipments for pulp and paper and wood products and lower maintenance costs as well as the realization of savings stemming from restructuring and synergy activities.

Depreciation and Amortization

Depreciation and amortization amounted to $119 million in the third quarter of 2008, a decrease of $9 million, or 7%, compared to depreciation and amortization of $128 million in the third quarter of 2007. This decrease is primarily due to the completion of our purchase price allocation in the fourth quarter of 2007 affecting the valuation of property, plant and equipment acquired through the Transaction as well as the realization of savings stemming from the reorganization of our Dryden paper mill.

Selling, General and Administrative

SG&A expenses amounted to $102 million in the third quarter of 2008, a decrease of $13 million, or 11%, compared to SG&A of $115 million in the third quarter of 2007. This decrease in SG&A is mostly due to lower integration and optimization costs in the third quarter of 2008, lower fees paid to Weyerhaeuser for transition services, and the realization of savings stemming from restructuring and synergy activities. These factors were partially offset by higher stock-based compensation costs. SG&A for the third quarter of 2007 included mark-to-market gains on financial instruments of $6 million.

Operating Income

Operating income in the third quarter of 2008 amounted to $108 million, a decrease of $15 million, or 12%, compared to operating income of $123 million in the third quarter of 2007. The decrease in operating income was mostly attributable to the factors mentioned above, as well as higher closure and restructuring costs of $1 million. The increase in closure and restructuring costs is primarily due to the dismantling cost of a paper machine recognized in the second and third quarters of 2008.

Interest Expense

Interest expense in the third quarter of 2008 amounted to $35 million, a decrease of $13 million compared to interest expense of $48 million in the third quarter of 2007. This decrease in interest expense reflects lower long-term debt due to the repayment of our Canadian dollar debentures and a portion of our tranche B term loan as well as lower interest rates in the third quarter of 2008 when compared to the third quarter of 2007.

Income Taxes

Income tax expense amounted to $30 million in the third quarter of 2008, which was comprised of a current tax benefit of $3 million and deferred tax expense of $33 million. During the third quarter of 2008, no income tax payments were made. In the third quarter of 2008, our effective tax rate was 42%, compared to 52% in the third quarter of 2007. The difference between the third quarter of 2007 and the third quarter of 2008 is mainly due to an adjustment to the forecasted amounts of non-conventional fuel tax credit, withholding taxes and other permanent items recorded during the third quarter of 2007. Excluding these adjustments in the third quarter of 2007, the effective tax rate would have been 43%.

Net Earnings

Net earnings amounted to $43 million ($0.08 per common share on a diluted basis) in the third quarter of 2008, an increase of $7 million compared to net earnings of $36 million ($0.07 per common share on a diluted basis) in the third quarter of 2007. This increase in net earnings was mainly attributable to the factors mentioned above.

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 28, 2008 VERSUS

THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 2007

Sales

Year-to-date sales for 2008 amounted to $4,929 million, an increase of $635 million, or 15%, from year-to-date sales of $4,294 million in 2007 primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase was also attributable to higher average selling prices for pulp and paper. These factors were partially offset by lower shipments for pulp and paper, reflecting softer market demand for uncoated freesheet paper and our restructuring activities, which included the closure of the paper machine at our Woodland pulp and paper mill effective in the third quarter of 2007, the closure of our Ottawa paper mill effective in the fourth quarter of 2007, the reorganization of our Dryden paper mill in the fourth quarter of 2007 and the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008, as well as lower shipments and average selling prices for wood products.

Cost of Sales, excluding Depreciation and Amortization

Year-to-date cost of sales, excluding depreciation and amortization, amounted to $3,971 million in 2008, an increase of $533 million, or 16%, compared to year-to-date cost of sales, excluding depreciation and amortization, of $3,438 million in 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase was also attributable to the impact on costs of a stronger Canadian dollar and higher costs for raw materials, including fiber, energy and chemicals and higher freight costs. Cost of sales in the first quarter of 2007 also included an increase of $5 million in our environmental provision. These factors were partially offset by the reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract in the first quarter of 2008, as well as lower shipments for pulp and paper and wood products, lower costs for maintenance and the realization of savings stemming from restructuring and synergy activities.

Depreciation and Amortization

Year-to-date depreciation and amortization amounted to $353 million in 2008, an increase of $15 million, or 4%, compared to year-to-date depreciation and amortization of $338 million in 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase was also attributable to the negative impact of a stronger Canadian dollar, partially offset by the completion of our purchase price allocation in the fourth quarter of 2007 affecting the valuation of property, plant and equipment acquired in the Transaction which reduced our depreciation and amortization expense.

Selling, General and Administrative

Year-to-date SG&A expenses amounted to $308 million in 2008, an increase of $60 million, or 24%, compared to year-to-date SG&A of $248 million in 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. This increase in SG&A is also due to higher stock-based compensation costs and pension expense in the thirty-nine week period ended September 28, 2008, partially offset by a gain of $6 million related to the sale of certain trademarks in the second quarter of 2008 as well as the realization of savings stemming from restructuring and synergy activities. Year-to-date SG&A for 2007, included mark-to-market gains on financial instruments of $16 million, a decrease in the allowance for doubtful accounts and non-recurring transaction costs of $7 million due to the Transaction.

Operating Income

Year-to-date operating income in 2008 amounted to $282 million, an increase of $19 million, or 7%, compared to year-to-date operating income of $263 million in 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase in operating income was mostly attributable to the factors mentioned above, partially offset by higher closure and restructuring costs. The increase in closure and restructuring costs is primarily due to the dismantling cost of a paper machine in 2008.

Interest Expense

We incurred $111 million of interest expense for the thirty-nine week period ended September 28, 2008, an increase of $5 million compared to interest expense of $106 million for the thirty-nine week period ended September 30, 2007. This increase was due to financing expense in the first quarter of 2007 including only 26 days of interest resulting from both the Transaction financing and interest on Domtar Inc. debt, partially offset by lower long-term debt due to the repayment of our Canadian dollar debentures and a portion of our tranche B term loan as well as lower interest rates in the thirty-nine week period ended September 28, 2008 when compared to the thirty-nine week period ended September 30, 2007.

Income Taxes

Year-to-date income tax expense amounted to $68 million in 2008, which was comprised of current tax expense of $22 million and deferred tax expense of $46 million. We made income tax payments, net of refunds, of $46 million during the thirty-nine week period ended September 28, 2008. Our forecasted tax rate for 2008 is approximately 40% compared to an effective tax rate of 39% for the thirty-nine week period ended September 30, 2007 and 29% for full year 2007. Excluding a $15 million recovery related to statutory rate changes, the effective tax rate was 44% for full year 2007. Since most of our Canadian operations continue to experience operating losses, our forecasted tax rate is impacted by the weighted-average effect of both domestic and foreign statutory tax rates. Due to the volatility of foreign exchange rates, we are unable to estimate the impact of future changes in exchange rates on our forecasted tax rate for 2008.

Net Earnings

Year-to-date net earnings amounted to $103 million ($0.20 per common share on a diluted basis) in 2008, an increase of $7 million compared to year-to-date net earnings of $96 million ($0.21 per common share on a diluted basis) in 2007. Factors impacting net earnings are described above.

PAPERS

	Thirteen weeks ended		Thirty-nine weeks ended
SELECTED INFORMATION	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
(In millions of U.S. dollars, unless otherwise noted)
Sales
Total sales	$1,364	$1,411	$4,200	$3,715
Intersegment sales	(64)	(72)	(220)	(162)

	$1,300	$1,339	$3,980	$3,553

Operating income	118	133	324	296

Shipments
Paper (in thousands of ST)	1,079	1,261	3,421	3,341
Pulp (in thousands of ADMT)	325	334	1,019	918
Benchmark prices[1]:
20-lb repro bond, 92 bright (copy) ($/ton)	$1,103	$990	$1,053	$961
50-lb offset, rolls ($/ton)	944	803	904	808
Coated publication, no.5, 40 lb offset, rolls ($/ton)	1,000	782	958	769
Pulp NBSK – U.S. market ($/ADMT)	882	837	881	812
Pulp NBHK – Japan market[2] ($/ADMT)	785	658	752	646

[1]	Source: Pulp & Paper Week. As such, these prices do not necessarily reflect our transaction prices.
[2]

Based on Pulp and Paper Week’s Southern Bleached Hardwood Kraft pulp prices for Japan, increased by an average differential of $15/ADMT between Northern and Southern Bleached Hardwood Kraft pulp prices.

Sales and Operating Income

Sales

Sales in our Papers business amounted to $1,300 million in the third quarter of 2008, a decrease of $39 million, or 3%, compared to sales of $1,339 million in the third quarter of 2007. The decrease of $39 million in sales is attributable to lower shipments for paper of approximately 14%, reflecting softer market demand for uncoated freesheet paper as well as our restructuring activities, which included the closure of the paper machine at our Woodland pulp and paper mill effective in the third quarter of 2007, the closure of our Ottawa paper mill effective in the fourth quarter of 2007, the reorganization of our Dryden paper mill at the end of 2007 and the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008. In addition, our pulp shipments decreased by approximately 3% in the third quarter of 2008 when compared to the third quarter of 2007, mostly due to higher lack-of-order downtime in paper taken in the third quarter of 2007, resulting in the availability of more market pulp. These factors were partially offset by higher average selling prices for pulp and paper in the third quarter of 2008, reflecting the price increases implemented toward the end of 2007 as well as in February and July of 2008.

For the thirty-nine week period ended September 28, 2008, sales in our Papers business increased by $427 million, or 12%, compared to the thirty-nine period ended September 30, 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase is also attributable to higher average selling prices for pulp and paper, reflecting the same price increases mentioned above. Our shipments for pulp increased by approximately 11%, primarily due to the acquisition of Domtar Inc., and our paper shipments increased by 2%, also due to the acquisition of Domtar Inc., partially offset by softer market demand for uncoated freesheet paper as well as our restructuring activities mentioned above.

Operating Income

Operating income in our Papers business amounted to $118 million in the third quarter of 2008, a decrease of $15 million, or 11%, when compared to operating income of $133 million in the third quarter of 2007. Operating income was impacted by higher costs for fiber, freight, energy and chemicals, especially for starch, caustic soda, sulfuric acid and sodium chlorate, lower shipments for pulp and paper as well as higher closure and restructuring costs. These factors were partially offset by higher average selling prices for pulp and paper, lower maintenance costs, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense.

For the thirty-nine week period ended September 28, 2008, operating income in our Papers business increased by $28 million, or 9%, compared to the thirty-nine week period ended September 30, 2007 primarily due to the acquisition of Domtar Inc. on March 7, 2007. The increase is also attributable to higher average selling prices for pulp and paper, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense. These factors were partially offset by higher costs for fiber, chemicals, energy and freight, the negative impact of a stronger Canadian dollar as well as lower shipments for pulp and paper.

Pricing Environment

In our Papers business, our average sales prices increased in the third quarter of 2008 compared to the third quarter of 2007. Our sales prices for copy 20 lb sheets and offset 50 lb rolls were higher by $100/ton and $129/ton, or 10% and 16%, respectively, in the third quarter of 2008 compared to the third quarter of 2007, reflecting price increases implemented toward the end of 2007 as well as price increases implemented in February and July 2008. For the thirty-nine week period ended September 28, 2008, our average sales prices increased when compared to the thirty-nine week period ended September 30, 2007. Our average sales prices for copy 20 lb sheets and offset 50 lb rolls were higher by $99/ton and $83/ton, or 10% and 10%, respectively, in the thirty-nine week period ended September 28, 2008 compared to the thirty-nine week period ended September 30, 2007.

Our average sales prices for both Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp increased by $21/tonne and $95/tonne, or 3% and 16%, respectively, in the third quarter of 2008 compared to the third quarter of 2007, reflecting price increases implemented toward the end of 2007 as well as price increases implemented in February and July 2008. For the thirty-nine week period ended September 28, 2008, our average sales prices for NBSK and NBHK pulp increased by $64/tonne and $115/tonne, or 9% and 20%, respectively, compared to the thirty-nine week period ended September 30, 2007.

Operations

Shipments

Our paper shipments decreased by 182,000 tons, or 14%, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008, the reorganization of our Dryden paper mill announced in the fourth quarter of 2007 (which began in January 2008), the closure of our Ottawa paper mill effective in the fourth quarter of 2007, as well as softer market demand for uncoated freesheet paper. For the thirty-nine week period ended September 28, 2008, our paper shipments increased by 80,000 tons, or 2%, when compared to the thirty-nine week period ended September 30, 2007 primarily due to the acquisition of Domtar Inc. on March 7, 2007 and were negatively impacted by the factors mentioned above.

Our pulp trade shipments decreased by 9,000 tonnes, or 3%, in the third quarter of 2008 compared to the third quarter of 2007 primarily due to the reorganization of our Woodland pulp and paper mill in the third quarter of 2007 as well as the increase in the availability of market pulp in the third quarter of 2007 due to higher lack-of-order downtime in paper. For the thirty-nine week period ended September 28, 2008, our pulp trade shipments increased by 101,000 tonnes, or 11%, when compared to the thirty-nine week period ended September 30, 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007, as well as the reorganization at our Woodland pulp mill and were negatively impacted by an increase in planned maintenance shutdowns as well as a lack of availability of ships and containers which impacted our pulp exports.

Labor

In September 2008, a four-year collective agreement was signed for our Kamloops pulp mill affecting approximately 371 employees.

Closure and Restructuring

In the fourth quarter of 2008, we reached a decision and announced the closure of the paper machine located at our Dryden pulp and paper mill, as well as its remaining converting operations, expected to cease by mid-November 2008. We are shutting down these operations in order to balance our production capacity with the demand from our customers in light of the continued softening of demand for fine papers caused in part by adverse economic conditions. This closure will result in the curtailment of approximately 151,000 tons of paper capacity per year and will affect approximately 195 employees. Dryden’s pulp production, with an annual production capacity of 319,000 tonnes, and related forestland activities will remain in operation. As a result of the fourth quarter decision to change the nature and use, the carrying amount of the remaining assets of the facility is currently being tested for impairment and may result in a write-down in the fourth quarter of 2008. The carrying amount of such assets was of approximately $301 million at September 28, 2008.

PAPER MERCHANTS

	Thirteen weeks ended		Thirty-nine weeks ended
SELECTED INFORMATION	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
(In millions of U.S. dollars)
Sales	$257	$249	$762	$550

Operating income	1	6	6	12

Sales and operating income

Sales

Sales in our Paper Merchants business amounted to $257 million for the third quarter of 2008, an increase of $8 million when compared to sales of $249 million for the third quarter of 2007. This increase in sales was mostly attributable to higher selling prices.

For the thirty-nine week period ended September 28, 2008, sales in our Paper Merchants business increased by $212 million, or 39%, when compared to the thirty-nine week period ended September 30, 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007 as well as higher selling prices and higher deliveries. The Predecessor had no Paper Merchants operations and as a result, sales for the thirty-nine week period ended September 30, 2007 represents only a twenty-nine week period of sales, from March 7, 2007 to September 30, 2007.

Operating Income

Operating income amounted to $1 million for the third quarter of 2008, a decrease of $5 million when compared to operating income of $6 million for the third quarter of 2007. The decrease in operating income is attributable to an increase in costs, including an increase in the “last in first out” (LIFO) reserve and higher energy costs, an increase in the allowance for doubtful accounts as well as depreciation and amortization expense in the third quarter of 2008. These factors were partially offset by an increase in selling prices. In addition, the third quarter of 2007 included a decrease in the allowance for doubtful accounts of $2 million.

For the thirty-nine week period ended September 28, 2008, operating income in our Paper Merchants business decreased by $6 million when compared to the thirty-nine week period ended September 30, 2007, reflecting an increase in costs, including an increase in the LIFO reserve, and higher energy costs, as well as an increase in the allowance for doubtful accounts. These factors were partially offset by an increase in deliveries as well as selling prices. The Predecessor had no Paper Merchants operations and as a result, operating income for the thirty-nine week period ended September 30, 2007 represents only a twenty-nine week period of operations, from March 7, 2007 to September 30, 2007.

Operations

Labor

We have collective agreements covering six locations in the U.S. and five locations in Canada that will expire between December 2008 and December 2010.

WOOD

	Thirteen weeks ended		Thirty-nine weeks ended
SELECTED INFORMATION	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
(In millions of U.S. dollars, unless otherwise noted)
Sales	$76	$88	$209	$225
Intersegment sales	(8)	(16)	(22)	(34)

	68	72	187	191
Operating loss	(11)	(13)	(45)	(37)

Shipments (MFBM)	178	197	519	512

Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$290	$336	$291	$329
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	346	343	315	336

[1]	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood business amounted to $68 million in the third quarter of 2008, a decrease of $4 million, or 6%, compared to sales of $72 million in the third quarter of 2007. The decrease in sales of $4 million is attributable to lower average selling prices and lower shipments for wood products due to the slowdown in the U.S. housing industry, as well as lower sales of wood chips, partially offset by the impact of the reopening of our Matagami sawmill in January 2008.

For the thirty-nine week period ended September 28, 2008, sales in our Wood business decreased by $4 million, or 2%, compared to the thirty-nine week period ended September 30, 2007. Our sales were impacted by the acquisition of Domtar Inc. on March 7, 2007, as well as the impact of reopening our Val d’Or and Matagami sawmills in June 2007 and January 2008, respectively, offset by the factors mentioned above.

Operating Loss

Operating loss in our Wood business amounted to $11 million in the third quarter of 2008, a decrease in operating loss of $2 million compared to an operating loss of $13 million in the third quarter of 2007. This decrease is attributable to the reopening of our Matagami sawmill, lower costs and better productivity at several operations, partially offset by lower average selling prices and lower shipments of wood products as well as higher cost for energy.

For the thirty-nine week period ended September 28, 2008, operating loss in our Wood business increased by $8 million, to $45 million, compared to $37 million for the thirty-nine week period ended September 30, 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007, higher depreciation and amortization expense, the negative impact of a stronger Canadian dollar, as well as the factors mentioned above. Our second quarter of 2008 included a gain of approximately $1 million on the sale of our investment in Olav Haavaldsrud Timber Company Limited (“Haavaldsrud”).

Pricing Environment

Our average sales price for Great Lakes 2x4 stud lumber decreased by $46/MFBM, or 16%, and our average sales price for Great Lakes 2x4 random length lumber increased by $3/MFBM, or 1%, in the third quarter of 2008 compared to the third quarter of 2007. For the thirty-nine week period ended September 28, 2008, our average sales prices for Great Lakes 2x4 stud lumber decreased by $38/MFBM, or 14%, and our average sales price for Great Lakes 2x4 random length lumber decreased by $21/MFBM, or 7%, when compared to the thirty-nine week period ended September 30, 2007.

Operations

Shipments

Our lumber and wood shipments in the third quarter of 2008 decreased by 19 MFBM, or 10%, compared to shipments of the third quarter of 2007, primarily due to the slowdown in the U.S. housing industry. Our lumber and wood shipments in the thirty-nine week period ended September 28, 2008 increased by 7 MFBM, or 1%, compared to shipments in the thirty-nine week period ended September 30, 2007, primarily due to the acquisition of Domtar Inc. on March 7, 2007 partially offset by the slowdown in the U.S. housing industry.

Labor

In September 2008, a five-year collective agreement expiring in 2011, was ratified by the members at our Nairn Center sawmill, affecting approximately 105 employees.

In July 2008, we signed a four-year collective agreement for our Sainte-Marie sawmill, affecting approximately 70 employees.

Fiber supply

The Province of Quebec adopted legislation, which became effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and Cree First Nations. As a result, the amount of fiber, primarily softwood fiber, we are permitted to harvest annually under our existing licenses from the Quebec government, was reduced by approximately 500,000 cubic meters, or 21%, to approximately 1.8 million cubic meters. The Chief Forester of Quebec has proposed a further reduction of 55,000 cubic meters, or 3%, of the total softwood annual allowable cut of forests we manage. On May 1, 2008, we announced an agreement in principle with the Minister of Natural Resources and Wildlife on the reallocation of forest harvesting rights in Northern Quebec. The proposed reallocation of volume will be for a period of five years and will allow us to execute our consolidation plan, and will provide the reallocation of 665,000 net annual cubic meters of wood for our Val d’Or sawmill and 450,000 net annual cubic meters of wood for our Matagami sawmill. This agreement in principle is subject to consultations with local elected officials, First Nation communities and other wood business operators in the region. The agreement in principle also calls for the permanent closure of the Lebel-sur-Quévillon sawmilling operations representing approximately 276,000 net annual cubic meters. In the event that our Lebel-sur-Quévillon sawmill is closed, it will impact approximately 215 employees and require approximately $4 million in severance costs. Our financial results should not be significantly impacted by this closure, other than by these severance costs.

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

Other

In July 2008, we completed a transaction, for a total consideration of $12 million, to acquire full ownership of Gogama Forest Products Inc. (“Gogama”), located in Ostrom, Ontario. We have been operating the facility as a 50% owned investment since 2003. The facility currently employs approximately 45 employees and has an annual lumber production capacity of 65 MFBM. This transaction did not have a significant impact on our financial results.

STOCK-BASED COMPENSATION EXPENSE

In February 2008, a number of new equity awards were granted, consisting of performance conditioned restricted stock units, restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions.

For the third quarter of 2008 and the thirty-nine week period ended September 28, 2008, compensation expense recognized in our results of operations was approximately $4 million and $14 million, respectively, for all of the outstanding awards compared to $3 million and $6 million for the third quarter of 2007 and the thirty-nine week period ended September 30, 2007, respectively. Compensation costs for performance awards are based on management’s best estimate of the ultimate performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. Under normal market conditions, we also have the ability to fund liquidity requirements through new financing, subject to satisfactory credit ratings. However, the capital and credit markets have been experiencing significant volatility for more than twelve months and this volatility and resulting market disruptions has recently reached unprecedented levels. Our liquidity requirements can be satisfied by drawing upon our contractually committed revolving credit facility, but under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

Our ability to make payments on and to refinance our indebtedness, including debt we have incurred under the Credit Agreement and outstanding Domtar Corporation notes, and to fund working capital, capital expenditures, debt service and investments, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our Credit Agreement and debt indenture, as well as conditions in future indebtedness, may impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Recent distress in the financial markets has had an adverse effect on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability and declining valuations for investments. We have assessed the implication of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations or liquidity during the thirty-nine week period ended September 28, 2008. We will continue to assess the implication of these factors as long as they continue. As a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for 2008, which in turn could significantly increase employer pension expenses and contributions in 2009 and beyond.

Operating Activities

Cash flows provided from operating activities totaled $131 million in the third quarter of 2008, a $13 million decrease compared to cash flows provided from operating activities of $144 million in the third quarter of 2007. This decrease in cash flows provided from operating activities reflects an increase in requirements for working capital. The increase in requirements for working capital in the third quarter of 2008, when compared to the third quarter of 2007, is mostly related to inventories, which were impacted in the third quarter of 2008 by lower shipments, partially offset by lower pension and other post-retirement contributions made in excess of pension and post-retirement expenses.

On a year-to-date basis, cash flows provided from operating activities totaled $271 million in 2008, a $153 million decrease compared to cash flows provided from operating activities of $424 million in 2007. This decrease in cash flows provided from operating activities reflects an increase in requirements for working capital in part due to pension and other post-retirement contributions made in excess of pension and post-retirement expenses of $52 million as well as the factors mentioned above.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the third quarter of 2008 amounted to $59 million, a $44 million increase compared to cash flows used for investing activities of $15 million in the third quarter of 2007. This increase in cash flows used for investing activities is primarily related to higher capital spending in the third quarter of 2008 as well as the acquisition for $12 million of full ownership of Gogama Forest Products Inc. (“Gogama”) in the third quarter of 2008.

On a year-to-date basis, cash flows used for investing activities in 2008 amounted to $96 million, a $626 million decrease compared to cash flows provided from investing activities of $530 million in 2007. Excluding acquired cash of $573 million in the first quarter of 2007, cash flows used for investing activities was $43 million. The $53 million increase in cash flows used for investing activities, when excluding cash acquired, is primarily related to higher capital spending, in part due to the acquisition of Domtar Inc. on March 7, 2007 and the acquisition of full ownership of Gogama in the third quarter of 2008.

We intend to limit our annual capital expenditures to below 60% of annual depreciation expense.

Financing Activities

Cash flows used for financing activities totaled $5 million in the third quarter of 2008 compared to cash flows used for financing activities of $81 million in the third quarter of 2007. This $76 million decrease in cash flows used for financing activities is mainly attributable to a repayment of $2 million on our term loan in the third quarter of 2008 as well as a decrease in bank indebtedness, compared to the repayment of $75 million on our term loan in the third quarter of 2007.

On a year-to-date basis, cash flows used for financing activities totaled $118 million in 2008 compared to cash flows used for financing activities of $825 million in 2007. This $707 million decrease in cash flows used for financing activities is mainly attributable to the impact in the first quarter of 2007 of the distribution to Weyerhaeuser of $1,431 million upon the acquisition of Domtar Inc., partially offset by borrowings under our Credit Agreement of $800 million (consisting of an $800 million tranche B term loan facility). In addition, for the thirty-nine week period ended September 30, 2007, we repaid $155 million on our term loan, compared to a repayment of $50 million under our revolving credit facility and a repayment of $27 million of our tranche B term loan and capital lease repayments of $6 million in thirty-nine week period ended September 28, 2008.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $2,046 million at September 28, 2008, compared to $2,222 million at December 30, 2007. The $176 million decrease in net indebtedness is primarily due to a repayment of $25 million of our tranche B term loan and capital lease repayments of $6 million in the second quarter of 2008 as well as a repayment of $50 million under our revolving bank credit facility in the first quarter of 2008, lower bank indebtedness and higher cash levels.

Our Credit Agreement, entered into in connection with the Transaction, consists of an $800 million senior secured tranche B term loan facility and a $750 million senior secured revolving credit facility. In connection with the closing of the Transaction, the Company borrowed $800 million under the tranche B term loan facility, which has subsequently been reduced to $614 million due to repayments. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for working capital needs and for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

The tranche B term loan facility matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan facility amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date. In addition, to the extent we generate cash flow in excess of cash flow used for operating and capital requirements and repayments of debt, excluding optional repayments of the term loan, we are obligated to apply 50% of such excess cash towards repayments of the term loan.

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

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, dividends and other payments in respect of capital stock, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.75x, decreasing to 4.5x on December 31, 2008. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice.

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

As of September 28, 2008, there were no outstanding borrowings under our revolving credit facility and no borrowings outstanding in the form of an overdraft. In addition, at September 28, 2008, we had outstanding letters of credit amounting to $45 million under this credit facility. We also have other outstanding letters of credit amounting to $2 million.

Credit Rating

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facility	Baa3
	Unsecured debt obligations	Ba3

Standard & Poor’s	Secured Credit Facility	BBB-
	Unsecured debt obligations	BB-

The recently updated ratings by Moody’s Investors Services (“Moody’s”) are the fourth and fifth best ratings in terms of quality within nine rating gradations, with the numerical modifier 3 indicating a ranking at the low end of a rating category. According to Moody’s, a rating of Baa has moderate credit risk with certain speculative characteristics and the rating of Ba has speculative elements and is subject to substantial credit risk. The ratings by Standard & Poor’s (“S&P”) are the fourth and fifth best ratings in terms of quality within ten rating gradations, with the “minus” indicating a ranking at the lower end of this category. According to S&P, ratings of BBB have adequate protection parameters and ratings of BB have significant speculative characteristics. Both Moody’s and S&P have a “stable” outlook with respect to their ratings.

A reduction in our credit ratings would have a negative impact on our access to and cost of capital and financial flexibility. The above ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the above rating agencies.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the Transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of September 28, 2008, there were 23,160,012 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through leases and securitization.

Receivables Securitization

We sell certain of our trade receivables through a securitization program, which expires in February 2011. We use securitization of our receivables as a source of financing by reducing our working capital requirements. This securitization program consists of the sale of receivables to a special purpose company which in turn transfers a senior beneficial interest in these receivables to a special purpose entity administered by a financial institution for multiple sellers of receivables. The agreement governing our receivables securitization program normally allows the daily sale of new receivables to replace those that have been collected. It also limits the cash that can be received from the sale of the senior beneficial interest to a maximum of $150 million. The subordinated interest we retain is included in “Receivables” on the consolidated balance sheet and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

As of September 28, 2008, the senior beneficial interest in receivables held by third parties was $130 million. We expect to continue selling receivables on an ongoing basis, given the attractive discount rates. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, our working capital and bank debt requirements will increase.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 28, 2008, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

Tax Sharing Agreement

In conjunction with the Transaction, we signed a Tax Sharing Agreement that governs both our and Weyerhaeuser’s rights and obligations after the Transaction with respect to taxes for both pre- and post-Distribution periods in regards to ordinary course taxes, and also covers related administrative matters. The Distribution refers to the distribution of our common stock to Weyerhaeuser shareholders.

We will generally be required to indemnify Weyerhaeuser and its shareholders against any tax resulting from the Distribution if that tax results from an act or omission by us after the Distribution. However, if Weyerhaeuser should recognize a gain on the Distribution for reasons not related to an act or omission to act by us after the Distribution, Weyerhaeuser would be responsible for such taxes and would not be entitled to indemnification by us under the Tax Sharing Agreement. In addition, to preserve the Weyerhaeuser tax-free treatment of the Distribution, the following actions will be subject to restrictions for a two-year period following the date of the Distribution:

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

Pension plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 28, 2008, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have to pay up to a maximum of approximately $113 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the closing date of the Transaction, the maximum amount of the purchase price adjustment was approximately $104 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of approximately $104 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of approximately $104 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

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

Future Accounting Changes

Business combinations

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contingent considerations and contractual contingencies based on their fair values as measured on the acquisition date. In addition, SFAS No. 141(R) requires the acquirer to measure the noncontrolling interest in the acquiree at fair value, which will result in recognizing the goodwill attributable to the noncontrolling interest in addition to the goodwill attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since Statement 141(R) will only be applicable to future business combinations, prior to such acquisitions, it will not have a significant effect on our financial position, results of operations or cash flows.

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

We have included in our Annual Report on Form 10-K for the year ended December 30, 2007, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to any of these critical accounting policies during the third quarter of 2008.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, our future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on our results of operations or financial condition. These factors include, but are not limited to:

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

•

changes in asset valuations, including write downs of property, plant and equipment, goodwill and other intangibles assets, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of our common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	other factors described under “Risk Factors,” in item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, for the year ended December 30, 2007.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 30, 2007. There has not been any material change in our exposure to market risk since June 29, 2008, except for the following. See also Part II, Item 1A, “Risk Factors” in this Form 10-Q for further discussion.

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

COST RISK

We purchase natural gas at the prevailing market price at the time of delivery and, as such, are subject to fluctuations in market prices. In order to manage the cash flow risk associated with purchases of natural gas, we use natural gas swaps to mitigate our exposure to fluctuations in natural gas prices for our forecasted natural gas purchases for periods of up to three years as part of a hedging program. See the “Derivative instruments and hedging activities” section below for more information on our derivative instruments.

Derivative instruments and hedging activities

We use derivative instruments (currency options and forward foreign exchange contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates. Our risk management policy allows us to hedge a significant portion of our exposure to fluctuations in foreign currency exchange rates for periods up to three years. Forward foreign exchange contracts are contracts whereby we have the obligation to buy Canadian dollars at a specific rate. Currency options purchased are contracts whereby we have the right, but not the obligation, to buy Canadian dollars at the strike rate if the Canadian dollar trades above that rate. Currency options sold are contracts whereby we have the obligation to buy Canadian dollars at the strike rate if the Canadian dollar trades below that rate. Our policy is to hedge a significant portion of forecasted purchases in Canadian dollars. In addition, we use natural gas swap contracts to mitigate our exposure to fluctuations in natural gas prices. Our risk management policy allows us to hedge a significant portion of our forecasted natural gas purchases for periods of up to three years. The swaps are contracts whereby we pay a fixed price per MMBtu and receive a floating price for the same quantity.

We do not enter into derivative financial instruments for trading or speculative purposes. The derivative financial instruments are recorded on the Consolidated Balance Sheet at fair value and are included in prepaid expenses, trade and other payables and other liabilities and deferred credits. The effective portion of the change in the fair value of derivative contracts as cash flow hedges is recorded as a component of accumulated other comprehensive income within shareholders’ equity, and is recognized in cost of sales in the period in which the hedged transaction occurs. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk.

Fair value measurements for our derivatives are classified under Level 2 (see Note 14 of the financial statements in this Quarterly Report on Form 10-Q) because such measurements are determined using published market prices or are estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates. The forward foreign exchange contracts are valued using the interest rate parity principle and broker quotations taken on Reuters 3000. The currency option contracts are valued using the Garman Kohlhagen Model and broker quotations taken on Reuters 3000. The natural gas swap contracts are valued using the present value of the amount of the contract volume multiplied by the difference between the future prices quoted on NYMEX and the contract price. The quotations used in these models were based on the rates in effect at September 28, 2008.

We formally document the relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency option contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months.

During the thirty-nine week period ended September 28, 2008, we entered into natural gas swap contracts to hedge certain future identifiable natural gas purchases. We formally documented the relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Natural gas swap contracts used to hedge forecasted natural gas purchases are designated as cash flow hedges. These contracts are used to hedge forecasted purchases over the next three years.

During the thirty-nine week period ended September 28, 2008, we recorded an after tax loss of $10 million in accumulated other comprehensive income concerning these foreign currency and natural gas derivatives, which will be recognized in cost of sales upon maturity of the derivatives during the next three years at the then current values, which may be different from the September 28, 2008 values. At September 28, 2008, the fair value of these contracts were reflected on the Consolidated Balance Sheet at $8 million in prepaid expenses, $11 million in trade and other payables and $3 million in other liabilities and deferred credits.

The natural gas swap contracts were fully effective as of September 28, 2008. The critical terms of the hedging instruments (currency options and foreign exchange forward contracts) and the hedged items match. As a result, there were no material amounts reflected in the Consolidated Statement of Earnings for the thirty-nine week period ended September 28, 2008 resulting from hedge ineffectiveness.

During the thirty-nine week period ended September 28, 2008, the loss recorded in cost of sales in the Consolidated Statement of Earnings related to the change in the fair value of foreign exchange forward contracts and currency options contracts designated as cash flow hedges that matured during the period was $4 million.

In 2007, we had derivative instruments that were recorded at fair value in the purchase price allocation. As such, hedge accounting was not permitted and these instruments were recorded at fair value with the resulting gains or losses reflected in earnings. For the third quarter of 2007 and the thirty-nine week period ended September 30, 2007, we recorded nil in earnings. At December 30, 2007, we had no derivative instruments outstanding.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the Securities and Exchange Commissions rules and forms. As of the end of the period covered by this report, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2008, our disclosure controls and procedures were effective.

Change in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting during the period covered by this report.

We have ongoing initiatives to standardize and upgrade certain of our financial and operating systems. The system upgrades will be implemented in stages over the next several years. Management believes the necessary procedures are in place to maintain effective internal controls over financial reporting as these initiatives continue.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report is found in Note 13 of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 30, 2007, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There are no significant changes to the risk factors described in our Annual Report on Form 10-K; however, those risk factors and Item 3 of this 10-Q should be viewed in the context of the potential impact of the recent developments in the financial markets and the economy at large on our business.

Our sales and profitability are affected substantially by general economic conditions in North America and, to a lesser extent, worldwide. The global credit and capital markets are currently undergoing a period of unprecedented volatility. In addition, the global economy may undergo a severe economic slowdown. This may result in reduced demand for our products and may adversely affect the ability of some of our customers and suppliers to continue to operate their businesses. Continuation of these financial and economic conditions is likely to have an unfavorable affect on our sales and results of operations. However, at this time it is difficult to determine the extent and duration of any such impact on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: November 6, 2008	By:	/s/ RAZVAN THEODORU
Razvan Theodoru
Vice-President and Secretary