Form 10-K
period 2008-12-31
Domtar CORP
filed 2009-02-27
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large Accelerated Filer  ☒       Accelerated Filer  ☐       Non-Accelerated Filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,561,637,248.

Number of shares of common stock outstanding as of February 24, 2009: 495,067,967

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.	BUSINESS

GENERAL

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. We are also a manufacturer of papergrade, fluff and specialty pulp. We design, manufacture, market and distribute a wide range of paper products for a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We own and operate Domtar Distribution Group, an extensive network of strategically located paper distribution facilities. We also produce lumber and other specialty and industrial wood products. We have three business segments: Papers, Paper Merchants and Wood. We had revenues of $6.4 billion in 2008, of which approximately 81% was from the Papers segment, approximately 15% was from the Paper Merchants segment and approximately 4% was from the Wood segment.

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

OUR HISTORY

Domtar Corporation was incorporated on August 16, 2006, for the sole purpose of holding the Weyerhaeuser Fine Paper Business (the “Predecessor”) and consummating the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. (the “Transaction”). The Predecessor was owned by Weyerhaeuser Company (“Weyerhaeuser”) prior to the completion of the Transaction on March 7, 2007. Domtar Corporation had no operations prior to March 7, 2007 when, upon the completion of the Transaction, we became an independent public holding company. Information regarding the Transaction is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this Annual Report on Form 10-K, under the caption “The Transaction” and “Accounting for the Transaction.”

OUR CORPORATE STRUCTURE

At December 31, 2008, Domtar Corporation had a total of 494,636,726 shares of common stock issued and outstanding and Domtar (Canada) Paper Inc., an indirectly owned subsidiary, had a total of 20,896,301 exchangeable shares issued and outstanding. These exchangeable shares are intended to be substantially the economic equivalent to shares of our common stock and are currently exchangeable at the option of the holder on a one-for-one basis for shares of our common stock. As such, the total combined number of shares of common stock and exchangeable shares issued and outstanding was 515,533,027 at December 31, 2008. Our common shares are traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS” and our exchangeable shares are traded on the Toronto Stock Exchange under the symbol “UFX.” Information regarding our common stock and the exchangeable shares is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 22 “Shareholders’ Equity.”

The following chart summarizes our corporate structure.

OUR BUSINESS SEGMENTS

We operate in the three reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of our reportable segments:

•	Papers – represents the aggregation of the manufacturing and distribution of business, commercial printing and publication, and converting and specialty papers, as well as market pulp.

•

Paper Merchants – involves the purchasing, warehousing, sale and distribution of our paper products and those of other paper manufacturers. These products include business and printing papers and certain industrial products.

•	Wood – comprises the manufacturing and marketing of lumber and other specialty and industrial wood products and the management of forest resources.

Information regarding our reportable segments is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8, Financial Statements and Supplementary Data, under Note 27, of this Annual Report on Form 10-K. Geographic information is also included under Note 27 of the Financial Statements.

FINANCIAL HIGHLIGHTS PER SEGMENT	Year ended December 31, 2008	Year ended December 30, 2007 (1)	Year ended December 31, 2006 (1)
	(In millions of dollars, unless otherwise noted)
Sales:
Papers	$5,440	$5,116	$3,143
Paper Merchants	990	813	—
Wood	268	304	234

Total for reportable segments	6,698	6,233	3,377
Intersegment sales—Papers	(276)	(235)	—
Intersegment sales—Paper Merchants	—	(1)	—
Intersegment sales—Wood	(28)	(50)	(71)

Consolidated sales	$6,394	$5,947	$3,306

Operating income (loss):
Papers (2)	($369)	$321	$(608)
Paper Merchants	8	13	—
Wood	(73)	(63)	52
Corporate	(3)	(1)	—

Total	($437)	$270	$(556)

Segment assets:
Papers	$5,399	$6,888
Paper Merchants	120	108
Wood	247	320
Corporate	338	410

Total	$6,104	$7,726

(1)	The year 2007 consists of 52 weeks ended December 30, 2007 and includes the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to December 30, 2007, and the year 2006 consists of 53 weeks ended December 31, 2006 and includes only the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis. Information regarding the Transaction is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this Annual Report on Form 10-K.

(2)	Operating income (loss) for our Papers segment includes an aggregate $694 million charge for impairment and write-down on goodwill and property, plant and equipment in 2008, a $92 million charge for impairment on property, plant and equipment in 2007 and $749 million charge for impairment on goodwill in 2006.

PAPERS

Our Operations

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. We have 11 pulp and paper mills in operation (nine in the United States and two in Canada) with an annual paper production capacity of approximately 4.1 million tons of uncoated freesheet paper. In addition, we have an annual production capacity of 238,000 tons of coated groundwood at our Columbus paper mill. Approximately 83% of our paper production capacity is domestic and the remaining 17% is located in Canada. Our paper manufacturing operations are supported by 16 converting and distribution operations including a network of 12 plants located offsite of our paper making operations. Also, we have forms manufacturing operations at three of the offsite converting and distribution operations and two stand-alone forms manufacturing operations. Additional information regarding our Papers business is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual report on Form 10-K, under the caption “Recent Developments.”

In addition, we manufacture and sell pulp in excess of our internal requirements and we purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs. We have the capacity to sell approximately 1.6 million metric tonnes of pulp per year depending on market conditions. Approximately 42% of our trade pulp production capacity is domestic and the remaining 58% is located in Canada. Our net pulp position, the amount of pulp produced and sold net of purchases from third parties, was approximately 1.1 million metric tonnes in 2008. We produce market pulp at our three non-integrated pulp mills in Kamloops, Woodland and Dryden, as well as at our pulp and paper mills in Espanola, Ashdown, Hawesville, and Windsor. We also produce fluff pulp at our Plymouth mill and have pulping operations in Prince Albert, which is not in operation.

The table below lists our operating pulp and paper mills and their annual production capacity.

			Saleable
Production Facility	Fiberline Pulp Capacity		Paper Capacity		Trade Pulp (1)
	# lines	(‘000 ADMT)	# machines	(‘000 ST)	(‘000 ADMT)
Uncoated freesheet
Ashdown, Arkansas	3	810	4	933	86
Windsor, Quebec	1	454	2	670	33
Hawesville, Kentucky	1	455	2	634	47
Kingsport, Tennessee	1	272	1	425
Marlboro, South Carolina	1	356	1	391
Johnsonburg, Pennsylvania	1	231	2	374
Plymouth, North Carolina	2	486	1	199	153
Nekoosa, Wisconsin	1	162	3	167
Rothschild, Wisconsin	1	60	1	147
Port Huron, Michigan	—	—	4	116
Espanola, Ontario	2	351	2	77	114

Total uncoated freesheet	14	3,637	23	4,133	433

Coated groundwood
Columbus, Mississippi	1	70	1	238	—

Total coated groundwood	1	70	1	238	—

Pulp
Kamloops, British Columbia	2	477	—	—	477
Woodland, Maine	1	398	—	—	398
Dryden, Ontario	1	319	—	—	319

Total pulp	4	1,194	—	—	1,194

Total	19	4,901	24	4,371	1,627

Pulp purchases					288

Net pulp					1,339

(1)	Estimated third-party shipments dependent upon market conditions.

Our Raw Materials

The manufacturing of pulp and paper requires wood fiber, chemicals and energy. We discuss below these three major raw materials used in our manufacturing operations.

Wood Fiber

United States pulp and paper mills

The fiber used by our pulp and paper mills in the United States is primarily hardwood and secondarily softwood, both being readily available in the market from multiple third-party sources. The mills obtain fiber from a variety of sources, depending on their location. These sources include a combination of long-term supply contracts, wood lot management arrangements, advance stumpage purchases and spot market purchases.

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the United States, contracts with Quebec wood producers’ marketing boards, public land where we have wood fiber harvesting rights and Domtar’s private lands. Our Espanola pulp and paper mill and Dryden pulp mill, which consume both hardwood and softwood, obtain fiber from third parties, directly or indirectly from public lands, either through designated wood harvesting rights for the pulp mills or from our Ontario sawmills. Our Dryden pulp mill was converted to a softwood pulp mill in January 2009. The fiber used at our Kamloops pulp mill is all softwood, originating from third-party sawmilling operations in the southern part of the British Columbia interior.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 0.7 million cubic meters of softwood and 1.2 million cubic meters of hardwood, for a total of 1.9 million cubic meters of wood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to review by the respective governmental authorities.

During 2008, the cost of wood fiber relating to our Papers business comprised approximately 21% of the aggregate amount of cost of sales.

Chemicals

We use various chemical compounds in our pulp and paper manufacturing facilities that we purchase primarily on a central basis through contracts varying in general between one to twelve years in length to ensure product availability. Most of the contracts have pricing that fluctuates based on prevailing market conditions. For pulp manufacturing, we use numerous chemicals including caustic soda, sodium chlorate, sulfuric acid, lime and peroxide. For paper manufacturing, we also use several chemical products including starch, precipitated calcium carbonate, optical brighteners, dyes and aluminum sulfate.

During 2008, the cost of chemicals relating to our Papers business comprised approximately 12% of the aggregate amount of cost of sales.

Energy

Our operations consume substantial amounts of fuel including natural gas, fuel oil, coal and hog fuel as well as electricity. We purchase substantial portions of the fuel we consume under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuates based on prevailing market conditions. Natural gas, fuel oil, coal and hog fuel are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat to be used in the chemical recovery process. About 84% of the energy required to produce steam, which is all produced internally through power and recovery boilers, comes from renewable fuels such as bark and spent cooking liquor. The remainder of the energy comes from purchased fossil fuels such as natural gas, oil and coal.

We own power generating assets, including steam turbines, at thirteen locations: Ashdown, Dryden, Espanola, Hawesville, Johnsonburg, Kamloops, Kingsport, Nekoosa, Plymouth, Port Huron, Rothschild, Windsor and Woodland, as well as hydro assets at five locations: Espanola, Gatineau, Nekoosa, Woodland and

Rothschild. Electricity is primarily used to drive motors and other equipment, as well as provide lighting. Approximately 66% of our electric power requirements are produced internally. We purchase the balance of our power requirements from local utilities.

During 2008, energy costs relating to our Papers business comprised approximately 8% of the aggregate amount of cost of sales.

Our Product Offering and Go-to-Market Strategy

Our uncoated freesheet papers and coated groundwood papers are used for business, commercial printing and publication, and converting and specialty applications.

Business papers include copy and electronic imaging papers, which are used with ink jet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 44% of our shipments of paper products in 2008.

Our commercial printing and publication papers include uncoated freesheet papers, such as offset papers and opaques and coated groundwood. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publication papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. Design papers, a sub-group of commercial printing and publication papers, have distinct features of color, brightness and texture and are targeted towards graphic artists, design and advertising agencies, primarily for special brochures and annual reports. Coated groundwood papers are used primarily in magazines, catalogs and inserts. Commercial printing and publication papers accounted for approximately 31% of our shipments of paper products in 2008.

We also produce paper for several converting and specialty markets. These converting and specialty papers consist primarily of base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms and base stock used by the flexible packaging industry in the production of food and medical packaging and other specialty papers for various other industrial applications, including base stock for sandpaper, base stock for medical gowns, drapes and packaging, as well as transfer paper for printing processes. We also participate in several converting grades for specialty and security applications. These converting and specialty papers accounted for approximately 25% of our shipments of paper products in 2008.

The chart below illustrates our main paper products and their applications.

Category	Business Papers		Commercial Printing and Publication Papers			Converting and Specialty Papers
Type	Uncoated Freesheet				Coated Groundwood	Uncoated Freesheet
Grade	Copy	Premium imaging / technology papers	Offset Colors Index Tag Bristol	Opaques Premium opaques Text, cover and writing Lightweight Tradebook	No.4 No.5	Business converting Flexible packaging Abrasive papers Decorative papers Imaging papers Label papers Medical disposables

Application	Photocopies Office documents Presentations		Commercial printing Direct mail Pamphlets Brochures	Stationery Brochures Annual reports Books Catalogs	Catalogs Magazines Direct mail Cards Posters Packaging	Forms & envelopes Food & candy wrappings Surgical gowns Repositionable note pads Security check papers

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

We sell business papers primarily to paper merchants, office equipment manufacturers, stationers and retail outlets. We distribute uncoated commercial printing and publication papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to converters. We sell our converting and specialty products mainly to converters, who apply a further production process such as coating, laminating, folding or waxing to our papers before selling them to a variety of specialized end-users. We distributed approximately 42% of our paper products in 2008 through a large network of paper merchants operating throughout North America, one of which we own (see “—Paper Merchants”). Paper merchants, who sell our products to their own customers, represent our largest group of customers. Our ten largest paper customers represented approximately 49% of our 2008 Paper business sales or 42% of our total sales in 2008. In 2008, none of our customers represented more than 10% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2008, approximately 81% of our paper sales were domestic, 8% were in Canada, and 11% were in other countries.

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to orders on short notice. In 2008, approximately 35% of our sales of market pulp were domestic, 5% were in Canada and 60% were overseas.

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

Our Paper Merchants operate in the United States and Canada under a single banner and umbrella name, the Domtar Distribution Group. Ris Paper operates throughout the Northeast, Mid-Atlantic and Midwest areas from 19 locations in the United States, including 16 distribution centers serving customers in over 18 states. The

Canadian business operates as Buntin Reid in three locations in Ontario; JBR/La Maison du Papier in two locations in Quebec; and The Paper House from two locations in Atlantic Canada.

Sales are executed by our sales force, based at branches strategically located in served markets. We distribute about 50% of our paper sales from our own warehouse distribution system and about 50% of our paper sales through mill-direct deliveries (i.e., deliveries directly from manufacturers, including ourselves, to our customers).

The table below lists all of our Domtar Distribution Group locations.

RIS Paper		Buntin Reid	JBR/La Maison du Papier	The Paper House
Eastern Region	MidWest Region	Ontario, Canada	Quebec, Canada	Atlantic Canada
Albany, New York	Buffalo, New York	London, Ontario	Montreal, Quebec	Halifax, Nova Scotia
Boston, Massachusetts	Cincinnati, Ohio	Ottawa, Ontario	Quebec City, Quebec	Mount Pearl, Newfoundland
Harrisburg, Pennsylvania	Cincinnati, Ohio (I.T.) Cleveland, Ohio	Toronto, Ontario
Hartford, Connecticut	Columbus, Ohio
Lancaster, Pennsylvania	Covington, Kentucky
New York, New York	Dayton, Ohio
Philadelphia, Pennsylvania	Dallas/Forth Worth, Texas Fort Wayne, Indiana
Southport, Connecticut	Indianapolis, Indiana
Washington, DC / Baltimore, Maryland

Our Raw Materials

The distribution business sells annually approximately 0.8 million tons of paper, forms and industrial/packaging products from over 60 suppliers located around the world. Domtar products represent approximately 35% of the total.

Our Product Offering and Go-to-Market Strategy

Our product offerings address a broad range of printing, publishing, imaging, advertising, consumer and industrial needs and are comprised of uncoated, coated and specialized papers and industrial products. Our go-to-market strategy is to serve numerous segments of the commercial printing, publishing, retail, wholesale, catalog and industrial markets with logistics and services tailored to the needs of our customers. In 2008, approximately 68% of our sales were made in the United States and 32% were made in Canada.

WOOD

Our Operations

Our Wood business comprises the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operate seven sawmills with a production capacity of approximately 855 million board feet of lumber and one remanufacturing facility. In addition, we own two sawmills that are currently not in operation but have an aggregate production capacity of approximately 360 million board feet of lumber. We also have investments in three companies, one of which is not in operation. We seek to optimize the 31 million acres of forestland we directly license or own in the United States and Canada through efficient management and the application of certified sustainable forest management practices to help ensure that a continuous supply of wood is available for future needs.

The table below lists all of our sawmills and their annual production capacity.

Production facilities	Province	Annual Wood Capacity (MFBM)

Operating sawmills:
Ear Falls	Ontario	190
Val d’Or	Quebec	160
Timmins	Ontario	140
Nairn Centre	Ontario	130
Matagami	Quebec	100
Ste-Marie	Quebec	70
Gogama	Ontario	65

Total capacity of operating sawmills		855

Remanufacturing facility:
Sullivan	Quebec	75

Non-operating sawmills:
Big River	Saskatchewan	250
White River	Ontario	110

Total capacity of non-operating sawmills		360

The following table lists our investments.

Investments	Province	Ownership
Elk Lake	Ontario	66%
Wapawekka [1]	Saskatchewan	51%
Anthony Domtar	Ontario	50%

1	Not in operation

Our Raw Materials

Wood Fiber

Fiber costs, net of revenues from wood chip sales, represent approximately 42% of our total manufacturing costs in our Wood business, or approximately 1% of the aggregate amount of cost of sales. In Quebec, our annual allowable softwood harvesting amounts to approximately 1.0 million cubic meters and is granted by the Ministry of Natural Resources (Quebec). We obtain most of the wood fiber required for our northern Quebec sawmilling operations either directly or indirectly from these harvesting rights. Additional information regarding wood fiber availability in Quebec is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, under the caption “Fiber Supply.”

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

All wood fiber received by Domtar mills must conform to Domtar’s Fiber Use and Sourcing Policy, which forbids the inclusion of fiber that is illegally harvested, derived from improperly managed High Conservation Value Forests, or is genetically engineered. Further, 55% of Domtar’s Ontario and Quebec timber supply area is currently third-party certified, with 45% of the total supply area certified to the Forestry Stewardship Council (“FSC”) standards. Domtar’s goal is to reach 100% certification of all lands under its control by the FSC, and to have all of its wood suppliers conform to the FSC Controlled Wood Standard.

Energy

Our wood operations require the use of two types of energy: electric energy is used to operate our manufacturing machinery and fossil fuel is used for the drying of wood. The type of fossil fuel used to dry the wood varies among our sawmills and depends on the technology available. Some of our assets operate with energy produced with biomass through residual products such as bark, sawdust and shavings. The use of our own biomass in the production of energy results in lower energy costs. In other sawmills, we use fuel oil, natural gas and propane.

Our Product Offering and Go-to-Market Strategy

We produce primarily dimensional lumber used in the construction industry and our offerings include a variety of grades of kiln-dried softwood lumber, produced mainly from black spruce and jack pine which are known for their strength, stability, light weight and good workability. Most of our production capacity is used to produce studs and random length lumber in dimensions of 2 inches by 3 inches through 2 inches by 10 inches in lengths of 8 feet to 16 feet. We also manufacture quality #1 and #2 wood, utility quality #3 wood, economic wood as well as “rough” wood that we sell green and dried. We also manufacture a wide variety of value-added products including MSR 2100, MSR 1650, Premium, Select and Mid-line.

We sell substantially all of our softwood lumber through our sales office in Montreal to a wide range of retailers, distributors, manufacturers and wholesalers in the United States and Canada who sell to end-users. These wood products are consumed in the home construction, renovation and industrial markets. Our marketing efforts for lumber products are focused on providing our customers with efficient value-added supply chain integration, in order to achieve a high level of customer satisfaction and a balanced and diversified customer base for our products. In 2008, approximately 59% of our lumber sales were made in the United States and 41% were made in Canada.

Our ten biggest customers represented approximately 39% of our Wood business sales in 2008. None of these customers represented 10% or more of our total sales in 2008.

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

Build customer loyalty and balance our production with our customers’ demand. We are building on the successful relationships that we have developed with key customers to support their businesses and to provide inventory reduction solutions through just-in-time delivery for the most-demanded products. We believe that we are a supplier of choice for customers who seek competitively-priced paper products and services.

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

Focus on free cash flow generation and maintain financial discipline. We believe that value creation is achieved by operating our assets efficiently and reducing manufacturing costs while managing our capital expenditures effectively and minimizing working capital requirements to generate free cash flow by reducing discretionary spending, reviewing procurement costs and pursuing the balancing of production and inventory control.

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

In the Papers business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In order to gain market share in uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We seek product differentiation through an extensive offering of high quality FSC-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet and uncoated groundwood, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products or shifts from one type of paper to another. All of our paper manufacturing facilities are located in the United States or in Canada where we sell 89% of our papers. The five largest manufacturers of uncoated freesheet papers in North America represent approximately 81% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet papers, ten of which have an annual production capacity of over 1 million tons. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates including the rate between the U.S. dollar and the Euro.

The market pulp we sell is either hardwood or softwood and, to a lesser extent, fluff pulp. The pulp market is highly fragmented with many manufacturers competing worldwide, some of whom have lower operating costs than we do. Competition is primarily on the basis of access to low-cost wood fiber, product quality and prices. The pulp we sell is primarily slow growth northern bleached hardwood and softwood kraft, and we produce specialty engineered pulp grades with a pre-determined mix of wood species that go into the making of all kinds of papers, from business to specialty papers. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the United States or in Canada and we sell 60% of our pulp overseas.

In Wood, we sell primarily kiln-dried softwood lumber and other value added products. We are the 10th largest producer of lumber in North America, based on production capacity, with a production capacity of 1.3 MFBM and our competitors include other major lumber producers, most of which are located in Eastern Canada. Competition is primarily on the basis of access to low-cost fiber, service and prices. All of our lumber production capacity is located in Canada and we sell 59% of our lumber to the United States. As a result, we have exposure to currency fluctuations and are potentially subject to softwood lumber export taxes.

OUR EMPLOYEES

We have approximately 11,000 employees, of which approximately 61% are employed in the United States and 39% in Canada. Approximately 65% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis, which will expire between 2009 and 2013.

During 2008, we signed a four year umbrella agreement with the United Steelworkers Union, affecting approximately 4,000 employees at our U.S. locations. This agreement only covers certain economic elements, and all other contract issues will be negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements.

OUR APPROACH TO SUSTAINABILITY

We adopted our Statement on Sustainable Growth to govern our pathway to sustainability, from excellence in corporate and ethical standards to product stewardship. Consistently with our Statement, we define our actions under our Code of Ethics, policies addressing health and safety, environment, forestry fiber procurement and others.

OUR ENVIRONMENTAL CHALLENGES

Our business is subject to a wide range of general and industry-specific laws and regulations in the United States and Canada relating to the protection of the environment, including those governing harvesting, air emissions, waste water discharges, the storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations and health and safety matters. Compliance with these laws and regulations is a significant factor in the operation of our business. We may encounter situations in which our operations fail to maintain full compliance with applicable environmental requirements, possibly leading to civil or criminal fines, penalties or enforcement actions, including those that could result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures at substantial costs, such as the installation of additional pollution control equipment or other remedial actions.

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

OUR INTELLECTUAL PROPERTY

Many of our brand name paper products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque, Husky® Offset, First Choice®and Domtar EarthChoice®. These brand names and trademarks are important to the business. Our numerous trademarks have been registered in the United States and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensees comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

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

You may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains our quarterly and current reports, proxy and information statements, and other information we file electronically with the SEC. You may also access, free of charge, our reports filed with the SEC through our website. Reports filed or furnished to the SEC will be available through our website as soon as reasonably practicable after they are filed or furnished to the SEC. The information contained on our website, www.domtar.com, is not, and should in no way be construed as, a part of this or any other report that we filed with or furnished to the SEC.

OUR EXECUTIVE OFFICERS

John D. Williams, age 54, has been president, chief executive officer and a director of the Company since January 1, 2009. Previously, Mr. Williams served as president of SCA Packaging Europe between 2005 and 2008. Prior to assuming his leadership position with SCA Packaging Europe, Mr. Williams held increasingly senior management and operational roles in the packaging business and related industries.

Raymond Royer, age 70, retired as president and chief executive officer of the Company, effective December 31, 2008. He continues as a director of the Company. Mr. Royer was president and chief executive officer of Domtar Inc. since joining Domtar Inc. in 1996. He is also a director of Power Financial Corporation. Mr. Royer is an Officer of the Order of Canada, a Commander of the Order of Léopold II of Belgium and an Officer of the Ordre national du Quebec.

Marvin D. Cooper, age 65, has been executive vice-president and chief operating officer of the Company since March 2007. Mr. Cooper was senior vice-president, cellulose fiber, white papers and containerboard manufacturing and engineering of Weyerhaeuser from 2002 to 2006 when he stepped down to work full-time on the Transaction. Prior to joining Weyerhaeuser in 2002, he held a number of executive positions with Willamette Industries, Inc., including executive vice-president, pulp and paper mills from 1998 to 2002. His career in the pulp and paper industry spans over 37 years.

Daniel Buron, age 45, is the senior vice-president and chief financial officer of the Company. Mr. Buron was senior vice-president and chief financial officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004 he was vice-president, finance, pulp and paper sales division and, prior to September 2002, he was vice-president and controller. He has over 20 years of experience in finance.

Steven A. Barker, age 55, is the senior vice-president, pulp and paper marketing of the Company. Mr. Barker was senior vice-president pulp and paper sales and marketing of Domtar Inc. since December 2004. He joined Domtar Inc. in 2000 following the acquisition of Ris Paper Company, Inc. (a wholly-owned subsidiary of Domtar Inc. since 2000) where he held a number of executive positions. His career in the paper industry spans over 26 years.

Michel Dagenais, age 59, is the senior vice-president, human resources of the Company. Mr. Dagenais was vice-president, human resources of Domtar Inc. since 2005. Previously, he was director, human resources of the Forest Products Group since joining Domtar Inc. in 2001. During his career that spans over 37 years, he has held various management and consulting positions in human resources and labor relations.

Michael Edwards, age 61, is the group senior vice-president, pulp and paper manufacturing of the Company. Mr. Edwards was vice-president, fine paper manufacturing of Weyerhaeuser since 2002. Since joining Weyerhaeuser in 1994, he has held various management positions in the pulp and paper operations. Prior to Weyerhaeuser, Mr. Edwards worked at Domtar Inc. for 11 years. His career in the pulp and paper industry spans over 45 years.

Zygmunt Jablonski, age 55, is the senior vice-president and general counsel of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years—most recently, as executive vice-president, general counsel and secretary. From 1985 to 1994, he practiced law in Washington, DC.

James F. Lenhoff, age 58, is the senior vice-president, Distribution of the Company. Mr. Lenhoff was the senior vice-president, Domtar Distribution Group of Domtar Inc. since 2004. He joined Domtar Inc. in 2000 following the acquisition of Ris Paper Company Inc. where he was vice-president, sales and marketing. His career in the paper industry spans over 27 years.

Patrick Loulou, age 40, is the senior vice-president, corporate development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector, as well as in management consulting. He has over 11 years experience in corporate strategy and business development.

Jean-François Mérette, age 42, is the senior vice-president, forest products of the Company. Mr. Mérette was the vice-president, sawmills since he joined Domtar Inc. in 2005. Previously, he has held various management positions with a major forest products company. His career in the forest products industry spans over 17 years.

Yves L. Parent, age 55, is the senior vice-president, information technology of the Company since March 2007. He joined Domtar Inc. in 2005 as vice-president, information technology. He has over 26 years of experience in IT management, including 16 years in the pulp and paper industry and 10 years as senior director, IT in an international manufacturing organization.

Gilles Pharand, age 64, is the senior vice-president, corporate affairs of the Company. Mr. Pharand joined Domtar Inc. in 1970 and has been senior vice-president, corporate affairs since 1994, responsible for communications, government relations, internal audit and head office operations. He was also general counsel from 1986 through 2008, responsible for secretariat, legal and environmental affairs. His career in the pulp and paper industry spans over 38 years.

Richard L. Thomas, age 55, is the senior vice-president, sales of the Company. Mr. Thomas was vice-president of fine papers of Weyerhaeuser since 2005. Prior to 2005, he was vice-president, business papers of Weyerhaeuser. Mr. Thomas joined Weyerhaeuser in 2002 when Willamette Industries, Inc. was acquired by Weyerhaeuser. At Willamette, he held various management positions in operations since joining in 1992. Previously, he was with Champion International Corporation for 12 years.

FORWARD-LOOKING STATEMENTS

The information included in this Annual Report on Form 10-K may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	conditions in global capital and credit markets, and the economy generally, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products, which may be tied to the relative strength of various U.S. and/or Canadian business segments;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations, and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors,” in item 1A of this Annual Report on Form 10-K.

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

The overall levels of demand for the products the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, as well as competition from electronic substitution. See—“Conditions in the global capital and credit markets, and the economy generally, can adversely affect our business, results of operations and financial position” and “Some of the Company’s products are vulnerable to long-term declines in demand due to competing technologies or materials.” For example, demand for cut-size office paper may fluctuate with levels of white-collar employment. Demand for many such products is currently being negatively impacted by the global economic downturn.

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

As a result, prices for all of the Company’s products are driven by many factors outside of its control, and it has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its manufacturing facilities. The Company continues to evaluate potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under “Restructuring activities.” Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control, as described below. If the prices of or demand for its products decline, or if its wood fiber, chemical or energy costs increase, or both, its sales and profitability could be materially and adversely affected.

Conditions in the global capital and credit markets and the economy generally can adversely affect our business, results of operations and financial position.

The Company’s sales and profitability have been adversely affected by recent adverse changes in general economic conditions. The global capital and credit markets are currently undergoing a period of unprecedented contraction. The Company has exposure to counterparties with which we routinely execute transactions. Such counterparties include commercial banks, insurance companies and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. While the Company has not realized any significant losses to date, a bankruptcy or illiquidity event by one of our significant counterparties may materially and adversely affect our access to capital, future business and results of operations.

In addition, the global economy is undergoing a severe economic slowdown. This is resulting in reduced demand for our products and may adversely affect the ability of some of our customers and suppliers to continue to operate their businesses. Continuation of these financial and economic conditions is likely to continue to adversely affect our operations, results of operations and financial position.

Some of the Company’s products are vulnerable to long-term declines in demand due to competing technologies or materials.

The Company’s business competes with electronic transmission and document storage alternatives, as well as with paper grades it does not produce, such as uncoated groundwood. As a result of such competition, the Company has experienced decreased demand for some of its existing pulp and paper products. As the use of these alternatives grows, demand for pulp and paper products is likely to further decline. Moreover, demand for some of the Company’s wood products may decline if customers purchase alternative products.

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

Wood fiber is the principal raw material used by the Company, comprising approximately 21% of the aggregate amount of cost of sales during 2008. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

The Company currently obtains its wood fiber requirements in part by harvesting timber pursuant to its forest licenses and forest management agreements, in part by purchasing wood fiber from Weyerhaeuser pursuant to the fiber and pulp supply agreements entered into in connection with the Transaction, which expire between 2009 and 2027, and in part by purchasing wood fiber from third parties. If the Company’s cutting rights, pursuant to its forest licenses or forest management agreements, are reduced or if Weyerhaeuser or any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to the Company, its financial condition or results of operations could be materially and adversely affected.

An increase in the cost of the Company’s purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing its margins.

The Company’s operations consume substantial amounts of energy such as electricity, natural gas, fuel oil, coal and hog fuel. Energy comprised approximately 8% of the aggregate amount of cost of sales in 2008. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years. As a result, fluctuations in energy prices will impact the Company’s manufacturing costs and contribute to earnings volatility. While the Company purchases substantial portions of its energy under supply contracts, most of these contracts are based on market pricing.

Other raw materials the Company uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate and sodium hydroxide, sulfuric acid, dyes, peroxide, methanol and aluminum sulfate. Purchases of chemicals comprised approximately 12% of the aggregate amount of cost of sales in 2008. The costs of these chemicals have been volatile historically, and are influenced by capacity utilization, energy prices and other factors beyond the Company’s control.

Due to the commodity nature of the Company’s products, the relationship between industry supply and demand for these products, rather than solely changes in the cost of raw materials, will determine the Company’s ability to increase prices. Consequently, the Company may be unable to pass on increases in its operating costs to its customers. Any sustained increase in chemical or energy prices without any corresponding increase in product pricing would reduce the Company’s operating margins and may have a material adverse effect on our business and results of operations.

The Company could experience disruptions in operations and/or increased labor costs due to labor disputes or restructuring activities.

Employees at 38 of the Company’s facilities, a majority of the Company’s 11,000 employees, are represented by unions through collective bargaining agreements, generally on a facility-by-facility basis, which will expire between 2009 and 2013. Currently, eight collective bargaining agreements are up for renegotiation of which only six are currently under negotiation. The Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and financial condition.

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

In the early part of 2006, Weyerhaeuser closed its pulp and paper mill in Prince Albert, Saskatchewan, which the Company acquired in the Transaction, which remains closed. Certain unionized parties filed a grievance against Weyerhaeuser following the shut down, alleging that certain post-closure actions taken by

Weyerhaeuser violated their collective bargaining agreement. In particular, the union disputed Weyerhaeuser’s post-closure contracting with a third-party vendor to oversee on-site security at Prince Albert. In connection with the Transaction, the Company has assumed any liability with respect to this grievance. The grievance proceeded to an arbitration hearing and was dismissed by the arbitrator. On application for judicial review, the arbitrator’s decision was upheld by the Saskatchewan Court of Queen’s Bench and, on February 9, 2009, by the Saskatchewan Court of Appeal. The Company has not determined whether this facility will be reopened, sold or closed. In a separate grievance related to the closure of the Prince Albert facility, which could result in liability in excess of $20 million, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its position with respect to these grievances and cannot be certain that it will not incur liability, which could be material, with respect to these grievances.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 8% of the Company’s sales in 2008. A loss of any of these significant customers could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer represented approximately 8% of the Company’s sales in 2008. A significant reduction in sales to any of the Company’s key customers, which could be due to factors outside its control, such as purchasing diversification or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations.

A material disruption at one or more of the Company’s manufacturing facilities could prevent it from meeting customer demand, reduce its sales and/or negatively impact its net income.

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

Events such as those listed above have resulted in operating losses in the past. Future events may cause shutdowns, which may result in additional downtime and/or cause additional damage to the Company’s facilities. Any such downtime or facility damage could prevent the Company from meeting customer demand for its products and/or require it to make unplanned capital expenditures. If one or more of these machines or facilities were to incur significant downtime, it may have a material adverse effect on the Company financial results and financial position.

The Company’s substantial indebtedness, which is approximately $2.2 billion as of December 31, 2008, could adversely affect its financial condition and impair its ability to operate its business.

As of December 31, 2008, the Company had approximately $2.2 billion of outstanding indebtedness, including $672 million of indebtedness under its senior secured credit facilities, $28 million of capital leases and $1.4 billion of unsecured long-term notes.

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

In addition, we are subject to agreements that require us to meet and maintain certain financial ratios and tests. A significant or prolonged downturn in general business and economic conditions may affect our ability to comply with these covenants or meet those financial ratios and tests and could require us to take action to reduce our debt or to act in a manner contrary to our current business objectives.

A breach of any of our Credit Agreement or indenture covenants or failure to maintain a required ratio or meet a required test may result in an event of default under those agreements. This may allow the counterparties to those agreements to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require that it regularly incur capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2008, the Company’s total capital expenditures were $163 million, including $82 million for maintenance capital and $4 million for environmental expenditures. The Company’s total capital expenditures in 2007 were $116 million, including $64 million for maintenance capital and $11 million for environmental expenditures.

If the Company’s available cash resources and cash generated from operations are not sufficient to fund its operating needs and capital expenditures, the Company would have to obtain additional funds from borrowings or other available sources or reduce or delay its capital expenditures. The Company may not be able to obtain additional funds on favorable terms, or at all, particularly as a result of the current contraction and disruption in the credit and equity markets. In addition, the Company’s debt service obligations will reduce its available cash flows. If the Company cannot maintain or upgrade its equipment as it requires or allocate funds to ensure environmental compliance, it could be required to curtail or cease some of its manufacturing operations, or it may become unable to manufacture products that compete effectively in one or more of its product lines.

Despite current indebtedness levels, the Company and its subsidiaries may incur substantially more debt. This could further exacerbate the risks associated with its substantial leverage.

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the senior secured credit facilities contains restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. For example, as of December 31, 2008, the Company had $60 million drawn under its senior secured revolving credit facility as well as $13 million in bank overdraft and $43 million of letters of credit outstanding, resulting in $634 million of availability for future drawings under this facility. Other new borrowings could also be incurred by Domtar Corporation or its subsidiaries. If the Company incurs additional debt, the risks associated with its substantial leverage would increase.

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

The Company business may not generate sufficient cash flow from operations and future borrowings may not be available to the Company under its senior secured credit facilities or otherwise in amounts sufficient to enable the Company to service its indebtedness, including the Domtar Corporation notes, and borrowings under its senior secured credit facilities or to fund its other liquidity needs. If the Company cannot service its debt, the Company will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seeking additional equity capital. Any of these remedies may not be effected on commercially reasonable terms, or at all, and may impede the implementation of its business strategy. Further, the senior secured credit facilities may restrict the Company from adopting any of these alternatives. Because of these and other factors that may be beyond its control, the Company may be unable to service its indebtedness. See “Risks related to the Transaction—The Company may be affected by significant restrictions following the Transaction in order to avoid significant tax-related liabilities.”

The Company is affected by changes in currency exchange rates.

The Company manufactures all of its wood products and a significant portion of pulp and paper in Canada. Sales of these products by the Company’s Canadian operations will be invoiced in U.S. dollars or in Canadian dollars linked to U.S. pricing but most of the costs relating to these products will be incurred in Canadian dollars. As a result, any decrease in the value of the U.S. dollar relative to the Canadian dollar will reduce the Company’s profitability.

Exchange rate fluctuations are beyond the Company’s control. From 2003 to 2007, the Canadian dollar had appreciated almost 60% relative to the U.S. dollar. In 2008, the Canadian dollar decreased in value by approximately 19% relative to the U.S. dollar. The level of the Canadian dollar can have a material adverse effect on the sales and profitability of the Canadian operations.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2008, the Company’s defined benefit plans had a surplus of $19 million on certain plans and a deficit of $94 million on others on an ongoing basis.

The Company’s future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2008, the Company’s Canadian defined benefit pension plans held assets with a fair value of $927 million (CDN$1,135 million), including $318 million (CDN $389 million) nominal (book) value of asset backed commercial paper (“ABCP”) that have been restructured under the court order governing the “Montreal Accord” and $39 million (CDN $48 million) nominal value of ABCP in other conduits outside the Montreal Accord, for a total nominal value of $357 million (CDN $437 million).

At December 31, 2008, the Company determined that the fair value of these ABCP investments should be reduced to $198 million (CDN $242 million). The $159 million (CDN $195 million) or 45% valuation adjustment reflected difficult market conditions and the lack of liquidity for these notes. At December 30, 2007, a $58 million (CDN $57 million) or 13% valuation adjustment to the nominal (book) value was taken and reflected in the fair value of the plan assets.

The Company does not expect liquidity issues to affect the pension funds since pension fund obligations are primarily long-term in nature. Losses in the pension fund investments, if any, would result in future increased contributions by the Company or its Canadian subsidiaries. Additional contributions to these pension funds would be required to be paid over 5 year or 10 year periods, depending upon the applicable provincial jurisdiction and its requirements for amortization. Losses, if any, would also impact operating results over a longer period of time and immediately increase liabilities and reduce equity.

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

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred approximately $81 million of operating expenses and $4 million of capital expenditures in connection with environmental compliance and remediation for 2008. As of December 31, 2008, the Company had a provision of $99 million for environmental expenditures, including certain asset retirement obligations (such as for land fill capping and asbestos removal) ($119 million as of December 30, 2007). In addition, in 2006, the Company closed its pulp and paper mill in Prince Albert, Saskatchewan and the Big River Sawmill in Saskatchewan. The Company has not determined whether either of these facilities will be reopened, sold or permanently closed. In the event the facilities are permanently closed, the Province of Saskatchewan may require active decommissioning and reclamation at one or both facilities, which would likely include investigation and remedial action for areas of significant environmental impacts. The Province of Saskatchewan has required certain facilities located in the Province to submit preliminary decommissioning and reclamation plans and to include in such plans estimates of costs associated with decommissioning and reclamation activities. Weyerhaeuser submitted such a plan for its pulp and paper facility in Prince Albert, Saskatchewan. In its preliminary decommissioning and reclamation plan, Weyerhaeuser included a preliminary, generalized estimate of costs ranging from CDN$20 to CDN$25 million ($16 to $20 million). Weyerhaeuser advised the Province of Saskatchewan that it was not providing a detailed delineation of costs at this time because such costs will depend on site specific factors, the professional judgments of environmental specialists and experts, further detailed environmental site assessments, and most fundamentally, a decision about the future use or closure of the site. The estimate referred to above does not take into account the equipment resale value or scrap material value, nor does it include the cost of completing a phase II environmental site assessment (which could involve sampling and analysis of building materials and environmental media), or the cost of any remediation required based on such assessment. The Company has not undertaken an in depth review of Weyerhaeuser’s estimate and the net decommissioning and reclamation costs could exceed Weyerhaeuser’s estimate.

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

RISKS RELATED TO THE TRANSACTION

The historical financial information of the Predecessor may not be representative of its results if the Weyerhaeuser Fine Paper Business had been operated independently of Weyerhaeuser and, as a result, may not be a reliable indicator of its future results.

Prior to the Closing Date, the Predecessor was a fully integrated business unit of Weyerhaeuser. Consequently, the financial information of the Predecessor included in this document has been derived from the consolidated financial statements and accounting records of Weyerhaeuser and reflects assumptions and allocations made by Weyerhaeuser. The financial position, results of operations and cash flows of the Predecessor presented may be different from those that would have resulted had the Predecessor been operated independently. For example, in preparing the Predecessor financial statements, Weyerhaeuser has made an allocation of costs and expenses that are attributable to the Predecessor. However, these costs and expenses reflect the costs and expenses attributable to the Predecessor operated as part of a larger organization and do not reflect costs and expenses that would be incurred by this business had it been operated independently. As a result, the historical financial information of the Predecessor may not be a reliable indicator of future results.

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

In 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc., an integrated producer of specialty paper and wood products. The purchase agreement relating to this acquisition includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of CDN$120 million ($98 million). This amount gradually declines over a 25-year period and at March 7, 2007, the Closing Date, the maximum amount of the purchase price adjustment was CDN$110 million ($90 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, Domtar Inc. received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of CDN$110 million ($90 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of CDN$110 million ($90 million) as well as additional compensatory damages. The Company and Domtar Inc. do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and it intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in its defense of such claims, and, if it is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s liquidity, results of operations and financial condition.

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

Forestlands

We optimize 31 million acres of forestland directly licensed or owned in the United States and Canada through efficient management and the application of certified sustainable forest management practices such that a continuous supply of wood is available for future needs.

Listing of facilities and locations

Head Office

Montreal, Quebec

Papers

Operation Center:

Fort Mill, South Carolina

Uncoated Freesheet:

Ashdown, Arkansas

Espanola, Ontario

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Nekoosa, Wisconsin

Plymouth, North Carolina

Port Huron, Michigan

Rothschild, Wisconsin

Windsor, Quebec

Coated Groundwood:

Columbus, Mississippi

Pulp:

Dryden, Ontario

Kamloops, British Columbia

Prince Albert, Saskatchewan

Woodland, Maine

Chip Mills:

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Converting and Distribution—Onsite:

Ashdown, Arkansas

Plymouth, North Carolina

Rothschild, Wisconsin

Windsor, Quebec

Converting and Distribution—Offsite:

Addison, Illinois

Brownsville, Tennessee

Cerritos, California

Dallas, Texas

Dubois, Pennsylvania

Griffin, Georgia

Indianapolis, Indiana

Mira Loma, California

Owensboro, Kentucky

Ridgefields, Tennessee

Tatum, South Carolina

Washington Court House, Ohio

Forms Manufacturing:

Cerritos, California

Dallas, Texas

Indianapolis, Indiana

Langhorne, Pennsylvania

Rock Hill, South Carolina

Enterprise Group*—United States:

Birmingham, Alabama

Chandler, Arizona

Little Rock, Arkansas

Buena Park, California

Cerritos, California

Hayward, California

Sacramento, California

Denver, Colorado

Jacksonville, Florida

Lakeland, Florida

Miami, Florida

Duluth, Georgia

Boise, Idaho

Addison, Illinois

Peoria, Illinois

Evansville, Indiana

Fort Wayne, Indiana

Indianapolis, Indiana

Des Moines, Iowa

Kansas City, Kansas

Lexington, Kentucky

Louisville, Kentucky

Harahan, Louisiana

Boston, Massachusetts

Livonia, Michigan

Wayland, Michigan

Fridley, Minnesota

Jackson, Mississippi

St. Louis, Missouri

Omaha, Nebraska

Las Vegas, Nevada

Hoboken, New Jersey

Albuquerque, New Mexico

Buffalo, New York

Syracuse, New York

Charlotte, North Carolina

Cincinnati, Ohio

Cleveland, Ohio

Columbus, Ohio

Oklahoma City, Oklahoma

Tulsa, Oklahoma

Langhorne, Pennsylvania

Pittsburgh, Pennsylvania

Rock Hill, South Carolina

Chattanooga, Tennessee

Knoxville, Tennessee

Memphis, Tennessee

Nashville, Tennessee

El Paso, Texas

Garland, Texas

Houston, Texas

San Antonio, Texas

Salt Lake City, Utah

Richmond, Virginia

Kent, Washington

Vancouver, Washington

Milwaukee, Wisconsin

Enterprise Group*—Canada:

Calgary, Alberta

Montreal, Quebec

Toronto, Ontario

Vancouver, British Columbia

Regional Replenishment Centers (RRC)—United States:

Charlotte, North Carolina

Chicago, Illinois

Dallas, Texas

Jacksonville, Florida

Langhorne, Pennsylvania

Los Angeles, California

Plymouth, North Carolina

Vancouver, Washington

Regional Replenishment Centers (RRC)—Canada:

Toronto, Ontario

Winnipeg, Manitoba

Paper Merchants

Head Office:

Covington, Kentucky

RIS Paper—Eastern Region:

Albany, New York

Boston, Massachusetts

Harrisburg, Pennsylvania

Hartford, Connecticut

Lancaster, Pennsylvania

New York, New York

Philadelphia, Pennsylvania

Southport, Connecticut

Washington, DC / Baltimore, Maryland

RIS Paper - MidWest Region:

Buffalo, New York

Cincinnati, Ohio

Cincinnati, Ohio (I.T.)

Cleveland, Ohio

Columbus, Ohio

Covington, Kentucky

Dayton, Ohio

Dallas/Fort Worth, Texas

Fort Wayne, Indiana

Indianapolis, Indiana

Buntin Reid – Canada:

London, Ontario

Ottawa, Ontario

Toronto, Ontario

JBR / La Maison du Papier— Canada:

Montreal, Quebec

Quebec City, Quebec

The Paper House—Canada:

Halifax, Nova Scotia

Mount Pearl, Newfoundland

Wood

Big River, Saskatchewan

Ear Falls, Ontario

Gogama, Ontario

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

Pursuant to the Contribution and Distribution Agreement and other agreements entered into in connection with the Transaction, the Company assumed responsibility for certain claims and litigation matters arising out of or relating to the Company’s businesses whether or not asserted prior to the Transaction. Currently, a small number of claims and litigation matters have arisen in the ordinary course of business. Although the final outcome of any legal proceeding is subject to a number of variables and cannot be predicted with any degree of certainty, management currently believes that the ultimate outcome of these legal proceedings will not have a material adverse effect on the Company’s long-term results of operations, cash flow or financial position.

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

In the early part of 2006, Weyerhaeuser closed its pulp and paper mill in Prince Albert, Saskatchewan, which the Company acquired in connection with the Transaction, and which remains closed. Certain unionized parties filed a grievance against Weyerhaeuser following the shut down, alleging that certain post-closure actions taken by Weyerhaeuser violated their collective bargaining agreement. In particular, the union disputed Weyerhaeuser’s post-closure contracting with a third-party vendor to oversee on-site security at the Prince Albert facility. In connection with the Transaction, the Company has assumed any liability with respect to this grievance. The grievance proceeded to an arbitration hearing and was dismissed by the arbitrator. On application for judicial review, the arbitrator’s decision was upheld by the Saskatchewan Court of Queen’s Bench and, on February 9, 2009, by the Saskatchewan Court of Appeal. In a separate grievance relating to the closure of the Prince Albert facility, which could result in liability in excess of $20 million, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its positions with respect to these grievances and cannot be certain that it will not incur liability, which could be material, with respect to these grievances.

On June 12, 2007, an action was commenced by George Weston Limited (“Weston”) in the Superior Court of Justice of the Province of Ontario against Domtar Inc. The claim alleges that the consummation of the Transaction triggered an obligation of Domtar Inc. to pay an increase in consideration under the purchase price adjustment contained in the Share Purchase Agreement, dated June 16, 1998 (as amended by Amendment No. 1 thereto, dated July 31, 1998, the “Agreement”) between Weston, Weston Investments Inc., Domtar Inc. and Domtar Industries Inc. pursuant to which Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc., an integrated producer of specialty paper and wood products. The claim seeks a payment of CDN$110 million ($90 million) under the purchase price adjustment provision of the Agreement and additional compensatory damages. On August 13, 2007, Domtar Inc. served its statement of defense in response to this claim. Neither the Company nor Domtar Inc. believes that the consummation of the Transaction triggered an obligation to pay an increase in consideration under the purchase price adjustment and Domtar Inc. intends to defend itself vigorously against any claims with respect thereto. However, Domtar Inc. may not be successful in its defense of such claims, and if it is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s and on Domtar Inc.’s liquidity, results of operations and financial condition.

Various asbestos-related personal injury claims have been filed in U.S. state and federal courts against Domtar Industries Inc. and certain other affiliates of the Company in connection with alleged exposure by people to products or premises containing asbestos. While the Company believes that the ultimate disposition of these matters, both individually and on an aggregate basis, will not have a material adverse effect on its financial condition, there can be no assurance that the Company will not incur substantial costs as a result of any such claim.

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement (the “Settlement Agreement”) which provided that while the agreement was performed in accordance with its terms, the action commenced by Seaspan would be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims and such claims cannot be reasonably determined at this time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The Company has recorded a provision to address potential exposure.

Domtar Inc. was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued the RFRA to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant at this site. By final and binding arbitration award, including qualifications by the arbitrators, the remediation costs related to

Domtar Inc. is now estimated to be between $3 million and $4 million, of which $1 million was paid in the fourth quarter of 2008. Discussion between all concerned parties to finalize the interpretation of the decision and the estimated future costs are ongoing. At December 31, 2008, the Company has a provision for the estimated remediation costs.

At December 31, 2008, the Company had a provision of $99 million for environmental matters and other asset retirement obligations ($119 million in 2007). Additional costs, not known or identifiable at this time, will likely be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December  31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS.” Price ranges of our common stock during 2008 and 2007 on the New York Stock Exchange and the Toronto Stock Exchange were:

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2008 Quarter
First	8.23	5.94	6.83	8.32	5.98	7.03
Second	7.45	5.02	5.45	7.59	5.08	5.52
Third	6.53	4.34	4.60	6.94	4.34	4.99
Fourth	4.77	1.01	1.67	5.05	1.30	2.07

Year	8.23	1.01	1.67	8.32	1.30	2.07

2007 Quarter
First (1)	9.92	8.55	9.31	11.55	10.08	10.51
Second	11.49	9.21	11.16	12.29	10.31	11.83
Third	11.52	6.67	8.20	12.23	7.23	8.18
Fourth	8.74	6.81	7.69	8.39	6.72	7.59

Year	11.52	6.67	7.69	12.23	6.72	7.59

(1)	The Company’s common stock was listed March 7, 2007, the date of the Transaction. Prior to the Transaction, the Company did not have publicly traded common stock. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for more information on the Transaction.

HOLDERS

At December 31, 2008, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 9,400 and the number of shareholders of record (registered and non-registered) of Domtar (Canada) Paper Inc. exchangeable shares was approximately 8,600.

DIVIDENDS

During 2008, the Company did not pay dividends and did not buy back any of its common stock.

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on March 7, 2007 with a $100 investment in an equally-weighted portfolio of a peer group(1), a $100 investment in the S&P 500 Index and a $100 investment in the S&P 500 Materials Index. This graph assumes that returns are in local currencies and assume quarterly reinvestment of dividend. The measurement dates are the last trading day of the period as shown.

(1)	On May 18, 2007, the Human Resources Committee of the Board of Directors established performance measures as part of the Performance Conditioned Restricted Stock Unit (“PCRSUs”) Agreement including the achievement of a total shareholder return compared to a peer group. In 2008, modifications were made to the peer group to include fine paper producers Boise Inc. and M-real Corp., as well as the new entity of AbitibiBowater Inc. Other companies in the peer group are Glatfelter, International Paper, MeadWestvaco, Packaging Corp. of America, Sappi, Smurfit-Stone, Stora Enso, UPM-Kymmene and Wausau Paper.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected historical financial data of the Company for the periods and as of the dates indicated. The selected financial data as of December 25, 2005, December 31, 2006, December 30, 2007 and December 31, 2008 and for the fiscal years ended December 26, 2004, December 25, 2005, December 31, 2006, December 30, 2007 and December 31, 2008 have been derived from the audited financial statements of Domtar Corporation for 2008 and 2007, and the Weyerhaeuser Fine Paper Business for 2006, 2005 and 2004. The selected financial data as of December 26, 2004 has been derived from the financial statements for the Weyerhaeuser Fine Paper Business, which have not been audited. The fiscal years of 2004, 2005, 2006 and 2007 ended on the last Sunday of the calendar year. Starting in 2008, the fiscal year is based on calendar year and ends December 31. Fiscal year 2008 consisted of 52 weeks and three days, and all other fiscal years presented consisted of 52 weeks except for fiscal 2006, which consisted of 53 weeks. The additional three days in 2008 had no significant impact on our results of operation.

The Company acquired Domtar Inc. as of March 7, 2007. Accordingly, the results of operations for Domtar Inc. are reflected in the financial statements only as of and for the period after that date. Prior to March 7, 2007, the financial statements of the Company reflect only the results of operations of the Weyerhaeuser Fine Paper Business. See Item 1A, Risk Factors – “The historical financial information of the Predecessor may not be representative of its results if the Weyerhaeuser Fine Paper Business had been operated independently of Weyerhaeuser and, as a result, may not be a reliable indicator of its future results.” The following table should be read in conjunction with Items 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2008	December 30, 2007	December 31, 2006	December 25, 2005	December 26, 2004
	(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$6,394	$5,947	$3,306	$3,267	$3,026
Closure and restructuring costs and, impairment of goodwill, property, plant and equipment and intangible assets	751	110	764	538	17
Depreciation and amortization	463	471	311	357	348
Operating income (loss)	(437)	270	(556)	(578)	(41)
Net earnings (loss)	(573)	70	(609)	(478)	(17)
Net earnings (loss) per share—basic	$(1.11)	$0.15	$(2.14)	$(1.68)	$(0.06)
Net earnings (loss) per share—diluted	$(1.11)	$0.15	$(2.14)	$(1.68)	$(0.06)

Balance Sheet Data:
Cash and cash equivalents	$16	$71	$1	$1	$2
Net property, plant and equipment	4,301	5,362	3,065	3,270	3,923
Total assets	6,104	7,726	3,998	4,970	5,565
Long-term debt	2,110	2,213	32	24	27
Total shareholders’ equity	2,143	3,197	2,915	3,773	4,261

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “tonne” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the fifty-two week periods ended December 31, 2008 and December 30, 2007, as compared to the fifty-three week period ended December 31, 2006. The fifty-two week periods are also referred to as 2008 and 2007, and the fifty-three week period is referred to as 2006. Starting in 2008, the fiscal year is based on calendar year and ends December 31.

EXECUTIVE SUMMARY

In 2008, we reported an operating loss of $437 million, a decrease of $707 million compared to operating income of $270 million in 2007. The decrease was mostly attributable to an aggregate $708 million charge for the impairment and write-down of goodwill, property, plant and equipment and intangible assets recorded in the fourth quarter of 2008 compared to an aggregate $96 million charge in the fourth quarter of 2007 attributable to the impairment of goodwill and property, plant and equipment. Our 2008 results were also negatively impacted by the decrease in our papers business, which has experienced a 10% decrease in shipments in 2008 compared to 2007. The uncoated freesheet industry, and, as a result, Domtar’s uncoated freesheet business, have been contracting with an average compounded rate of decline in demand of 3.1% since the 1999 peak in uncoated freesheet demand in North America. More recently, the decline in demand has been over 6% in each of 2008 and 2007. Our strategy of maintaining our production levels in line with meeting our customer demand has resulted in Domtar permanently curtailing production in 2008 by 487,000 tons of paper, reducing our headcount by approximately 2,000 employees in 2008 and by taking market-related downtime and production slowbacks of 234,000 tons of paper and 100,000 tonnes of pulp, mostly in the fourth quarter of 2008. The permanent shut downs have resulted in closure costs in 2008 of $43 million as well as impairment charges discussed above. The market-related downtime and production slowbacks also negatively impacted our earnings. Our Papers business has seen higher costs of raw materials including wood fiber, chemicals and energy, and higher freight costs in 2008. Our average selling price for pulp was higher in 2008 compared to 2007. However, pulp prices have significantly decreased in the fourth quarter of 2008 compared to the first three quarters of 2008 and these prices are expected to continue to decline in 2009. We had lower costs related to maintenance as well as lower costs related to synergies and integration in 2008. In 2008, we recorded a reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract and a gain of $6 million related to the sale of certain trademarks compared to 2007 during which we had a gain of $51 million related to lawsuit and insurance settlement claims and a gain of $18 million related to mark-to-market on financial instruments. The 2007 results include the earnings of Domtar Inc. from March 7, 2007 to December 30, 2007 (refer to “The Transaction” below).

In the midst of a recession, the high level of uncertainty makes it difficult to predict sales volumes as none of our markets are showing any signs of demand recovery. Nonetheless, prices remain stable for Domtar’s uncoated freesheet paper products. Depending on customer demand, we expect to continue to take lack-of-order downtime and machine slowdowns in papers and pulp in the first half of 2009 while all efforts will be made to manage and reduce costs.

These and other factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis.

Restructuring activities

We regularly review our overall production capacity with the objective of adjusting our production capacity with anticipated long-term demand. Based on our analysis, we began reducing our capacity in July 2007. The decline in demand has accelerated beyond our original expectations as a result of the dramatic decline in the economy. Accordingly, we have continued to close facilities.

In December 2008, we announced the permanent closure of our Lebel-sur-Quévillon pulp mill. Operations at our Lebel-sur-Quévillon pulp mill had been indefinitely idled in November 2005 due to unfavorable economic conditions. As of November 2005, our Lebel-sur-Quévillon pulp mill had an annual production capacity of approximately 300,000 tonnes and employed approximately 425 employees. In addition, we announced the permanent closure of our Lebel-sur-Quévillon sawmill, which had been indefinitely idled since 2006, at which time it employed approximately 140 employees.

In November 2008, we announced and closed our paper machine and converting operations at our Dryden mill. This measure resulted in the permanent curtailment of approximately 151,000 tons of paper capacity per year and affected approximately 195 employees. Our Dryden pulp production and related forestland activities will remain in operation. Dryden has one pulp line with an annual production capacity of 319,000 tonnes.

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

We continue to evaluate potential adjustments to our production capacity, which may include additional closures of machines or entire mills, and we could recognize significant cash and/or non-cash charges relating to any such closures in future periods.

RECENT DEVELOPMENTS

Permanent shut down of a paper machine at our Plymouth pulp and paper mill

In February 2009, we reached a decision and announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, expected to be effective in the first quarter of 2009. We are shutting down this paper machine in order to continue to balance our production capacity with the demand from our customers in light of the continued softening demand for fine papers caused in part by adverse economic conditions. This measure will result in the curtailment of approximately 293,000 tons of paper capacity per year and will affect approximately 185 employees. Costs in connection with this closure are expected to be incurred in the first quarter of 2009 and result in an aggregate pre-tax charge of approximately $51 million, of which an estimated $41 million represents non-cash charges relating to the write-off of the paper machine and a sheeter. Of the pre-tax cash charges, $9 million relates to severance and employee benefits and $1 million to other items. Our Plymouth pulp and paper mill will continue to operate two pulp lines, one pulp dryer as well as one paper machine, with an annual paper production capacity of 199,000 tons. As a result of the decision in the first quarter of 2009 to change the nature and use of the facility, the carrying amount of the remaining assets of the facility are currently being tested for impairment and may result in a write-down in the first quarter of 2009. The remaining carrying amount of such assets was approximately $350 million at December 31, 2008.

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

Although Weyerhaeuser does not have a continuing proprietary interest in Domtar Corporation, we have entered into several agreements with Weyerhaeuser and/or some of its subsidiaries in connection with the Transaction, including a tax sharing agreement, an intellectual property licensing agreement, a transition services agreement, fiber and pulp supply agreements and site services agreements. These agreements enabled us to continue to operate the Weyerhaeuser Fine Paper Business efficiently following the completion of the Transaction. At the end of 2008, the majority of the transition services agreement have been completed.

The following MD&A of Domtar Corporation covers periods prior to the Transaction. For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the “Predecessor” to Domtar Corporation and as a result, its historical financial statements now constitute the historical financial statements of Domtar Corporation. Accordingly, the results reported for the fourth quarter of 2008 and 2007 as well as the year ended 2008 include results of the Successor for the entire period and those reported for 2007 include the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to December 30, 2007. The results of operations for the year ended 2006 are entirely the results of the Weyerhaeuser Fine Paper Business. These historical financial statements may not be indicative of our future performance. See Part I, Item 1A, Risk Factors, “The historical financial information of the Predecessor may not be representative of its results if the Weyerhaeuser Fine Paper Business had been operated independently of Weyerhaeuser and, as a result, may not be a reliable indicator of its future results.”

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

For more information on the accounting for the Transaction, refer to Note 3 of Item 8, Financial Statements and Supplementary Data of this Annual Report on From 10-K.

OUR BUSINESS

Our reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood. A description of our business is included in Part I, Item 1, Business of this Annual Report on Form 10-K.

Papers

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. In uncoated freesheet, we have 11 pulp and paper mills in operation (nine in the United States and two in Canada) with an annual paper production capacity of approximately 4.1 million tons of uncoated freesheet paper, after giving effect to the announced closure in February 2009 of one paper machine at our Plymouth facility. In addition, we have an annual production capacity of 238,000 tons of coated groundwood at our Columbus paper mill. Our paper manufacturing operations are supported by 16 converting and distribution operations including a network of 12 plants located offsite of our paper making operations. Also, we have forms manufacturing operations at three of the offsite converting and distribution operations and two stand-alone forms manufacturing operations.

We design, manufacture, market and distribute a wide range of fine paper products for a variety of consumers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. Approximately 83% of our paper production capacity is domestic and the remaining 17% is located in Canada. We also manufacture and sell pulp in excess of our internal requirements and we purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs. We have the capacity to sell to third parties approximately 1.6 million metric tonnes of pulp per year depending on market conditions. Approximately 42% of our trade pulp production capacity is domestic and the remaining 58% is located in Canada. We shipped approximately 1.1 million metric tonnes of pulp in excess of our internal requirements in 2008.

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

Wood

Our Wood business comprises the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operate seven sawmills with a production capacity of approximately 855 million board feet of lumber and one remanufacturing facility. In addition, we own two sawmills that are currently not in operation but have an aggregate production capacity of approximately 360 million board feet of lumber. We also have investments in three companies, one of which is not in operation. We seek to optimize the 31 million acres of forestland we directly license or own in the United States and Canada through efficient management and the application of certified sustainable forest management practices to help ensure that a continuous supply of wood is available for future needs.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the year ended December 31, 2008 and December 30, 2007. The year 2007 consists of the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to December 30, 2007, and the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the year ended December 31, 2006.

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
FINANCIAL HIGHLIGHTS
	(In millions of dollars, unless otherwise noted)
Sales	$6,394	$5,947	$3,306
Operating income (loss)	(437)	270	(556)
Net earnings (loss)	(573)	70	(609)
Net earnings (loss) per common share (in dollars) [1]:
Basic	(1.11)	0.15	(2.14)
Diluted	(1.11)	0.15	(2.14)
Operating income (loss) per segment:
Papers	$(369)	$321	$(608)
Paper Merchants	8	13	—
Wood	(73)	(63)	52
Corporate	(3)	(1)	—

Total	$(437)	$270	$(556)

	At December 31, 2008	At December 30, 2007	At December 31, 2006
Total assets	$6,104	$7,726	$3,998
Total long-term debt, including current portion	$2,128	$2,230	$44

1	Refer to Note 6 of the consolidated financial statements included in Item 8, for more information on the calculation of net earnings (loss) per common share.

YEAR ENDED DECEMBER 31, 2008 VERSUS

YEAR ENDED DECEMBER 30, 2007

Sales

Sales for 2008 amounted to $6,394 million, an increase of $447 million, or 8%, from sales of $5,947 million in 2007 in part due to the acquisition of Domtar Inc. on March 7, 2007. The increase was also attributable to higher average selling prices for pulp and paper ($346 million). These factors were partially offset by lower shipments for pulp and paper ($495 million), reflecting softer shipments for uncoated freesheet in our Papers business which declined approximately 10% when compared to the previous year, and the implementation of further restructuring activities in 2008 (refer to the section Restructuring activities, above) as well as lower shipments and lower average selling prices for our wood products ($36 million and $6 million, respectively).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $5,225 million in 2008, an increase of $468 million, or 10%, compared to cost of sales, excluding depreciation and amortization, of $4,757 million in 2007, in part due to the acquisition of Domtar Inc. on March 7, 2007. This increase was also attributable to higher costs related to the increase in lack-of-order downtime and machine slowbacks ($67 million), higher costs for raw materials, including fiber ($121 million), chemicals ($78 million) and energy ($64 million), and higher freight costs ($46 million) as well as the negative impact on costs of a stronger Canadian dollar, net of our hedging program ($33 million). These factors were partially offset by lower shipments for paper and pulp ($361 million), the reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract in the first quarter of 2008, lower costs for maintenance ($21 million) and the realization of savings stemming from restructuring activities.

Depreciation and Amortization

Depreciation and amortization amounted to $463 million in 2008, a decrease of $8 million, or 2%, compared to depreciation and amortization of $471 million in 2007. This decrease is primarily due to the completion of our purchase price allocation in the fourth quarter of 2007 affecting the valuation of property, plant and equipment acquired in the Transaction, which reduced our depreciation and amortization expense, and the implementation of further restructuring activities in 2008. These factors were partially offset by the acquisition of Domtar Inc. on March 7, 2007.

Selling, General and Administrative Expenses

SG&A expenses amounted to $407 million in 2008, a decrease of $1 million compared to SG&A expenses of $408 million in 2007. This decrease in SG&A is due to lower integration costs in 2008 when compared to 2007, lower fees paid to Weyerhaeuser for transition services and reduced variable employee compensation costs in 2008 due to a decrease in our financial results when compared to 2007. These factors were mainly offset by the acquisition of Domtar Inc. on March 7, 2007.

Other Operating Income

Other operating income amounted to $15 million in 2008, a decrease of $54 million compared to other operating income of $69 million in 2007. Other operating income in 2008 included a gain related to the sale of certain trademarks ($6 million), foreign exchange impact on working capital items ($5 million) and net gain on disposal of fixed assets ($3 million). Other operating income in 2007 included a gain of $51 million related to lawsuit and insurance settlement claims and mark-to-market gains on financial instruments of $18 million.

Operating Income (Loss)

Operating loss in 2008 amounted to $437 million, a decrease of $707 million compared to operating income in 2007 of $270 million, primarily due to a $325 million charge for the impairment of goodwill and intangible assets recorded in the fourth quarter of 2008, compared to $4 million in the fourth quarter of 2007, and a $383 million charge for the impairment and write-down on property, plant and equipment in 2008, compared to $92 million in the fourth quarter of 2007. The decrease is also attributable to the factors mentioned above as well as higher closure and restructuring costs ($29 million) in 2008. The increase in closure and restructuring costs is primarily due to the closure of the paper machine at our Dryden pulp and paper mill, the closure of our Lebel-sur-Quévillon pulp mill and sawmill and the dismantling cost of a paper machine in 2008. These factors were partially offset by the acquisition of Domtar Inc. on March 7, 2007.

Interest Expense

We incurred $133 million of interest expense in 2008, a decrease of $38 million compared to interest expense of $171 million in 2007. This decrease in interest expense is mainly due to lower long-term debt due to the repayment of our outstanding Canadian dollar debentures and a portion of our Tranche B term loan, lower interest rates in 2008 compared to 2007 and a gain of $12 million on debt repurchased in the fourth quarter of 2008. These factors were partially offset by interest expense in the first quarter of 2007 including only 26 days of interest resulting from both the Transaction financing and interest on Domtar Inc. debt.

Income Taxes

For 2008, our income tax expense amounted to $3 million compared to $29 million for 2007.

The following table provides income tax expense by jurisdiction for 2008:

JURISDICTION	U.S.	Canada	Total
	(In million of dollars, unless otherwise noted)
Income (loss) before income taxes	$15	$(585)	$(570)
Income tax (benefit) expense	34	(31)	3
Effective tax rate	227%	5%	(1)%

During 2008, we recorded a non-tax deductible goodwill impairment charge of $321 million and as a result, both the Canadian and U.S. effective tax rates were impacted. The Canadian effective tax rate was also impacted by a valuation allowance taken on the net Canadian deferred tax assets in the amount of $52 million.

Net Earnings

Net loss amounted to $573 million ($1.11 per common share on a diluted basis) in 2008, a decrease of $643 million compared to net earnings of $70 million ($0.15 per common share on a diluted basis) in 2007 mainly due to the charge for impairment of goodwill, property, plant and equipment and intangible assets recorded in the fourth quarter of 2008 as well as the other factors mentioned above.

FOURTH QUARTER OVERVIEW

For the fourth quarter of 2008, we reported an operating loss of $719 million, a decrease of $726 million compared to operating income of $7 million in the fourth quarter of 2007. This decrease is mainly attributable to an aggregate $708 million charge for the impairment and write-down of goodwill, property, plant and equipment and intangible assets recorded in the fourth quarter of 2008 mostly associated with the closure of the paper machine at our Dryden pulp and paper mill and the goodwill impairment of our Papers business compared to an aggregate $96 million charge in the fourth quarter of 2007 for impairment of goodwill and property, plant and equipment associated with the reorganization of our Dryden paper mill and the goodwill impairment of our Wood business. Overall, the recent decline in economic condition has created difficult fourth quarter market conditions. As a result, our operations were impacted by lower shipments for paper and pulp including costs related to lack-of-order downtime, lower shipments for our wood products, higher costs for raw materials including fiber, chemical and energy, higher freight costs as well as closure and restructuring costs and lower average selling prices for our wood products. These factors were partially offset by higher average selling prices for paper and pulp, the favorable impact of a weaker Canadian dollar net of our hedging and lower costs of synergies and integrations. In addition, in the fourth quarter of 2007, we had a gain of $51 million related to lawsuit and insurance settlement claims.

YEAR ENDED DECEMBER 30, 2007 VERSUS

YEAR ENDED DECEMBER 31, 2006

Sales

Sales for 2007 amounted to $5,947 million, an increase of $2,641 million, or 80%, from sales of $3,306 million in 2006 due to the acquisition of Domtar Inc. on March 7, 2007. Excluding sales of $2,807 million attributable to Domtar Inc., sales for 2007 amounted to $3,140 million, a decrease of $166 million compared to sales for 2006. The decrease was mainly attributable to lower shipments for paper and wood, partially resulting from the additional week of operations in 2006, as well as lower average selling prices for wood products. These factors were partially offset by higher average selling prices for pulp and paper and higher shipments of pulp.

Domtar Inc.’s sales for the forty-three weeks ended December 30, 2007 amounted to $2,807 million. Domtar Inc.’s sales were impacted by lower shipments for paper, pulp and wood products and lower average selling prices for lumber, partially offset by higher average selling prices for paper and pulp.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $4,757 million, an increase of $2,081 million, or 78%, in 2007, compared to cost of sales, excluding deprecation and amortization, in 2006, primarily due to the acquisition of Domtar Inc. on March 7, 2007. Excluding cost of sales of $2,181 million attributable to Domtar Inc., cost of sales in 2007 amounted to $2,576 million, a decrease of $100 million compared to cost of sales in 2006. This decrease was mainly attributable to lower production and shipments for paper and wood products, partially resulting from the additional week of operations in 2006, lower costs for freight, lower costs for maintenance, lower costs due to mill and sawmill closures mentioned above, and lower costs related to lack-of-order downtime. These factors were partially offset by higher costs for fiber and chemicals, the negative impact of a stronger Canadian dollar, severance costs related to the reorganization of our Dryden paper mill and a $9 million increase in environmental provisions recorded in 2007.

Domtar Inc.’s cost of sales, excluding depreciation and amortization, for the forty-three weeks ended December 30, 2007 amounted to $2,181 million, which were impacted by lower production and shipments for all of its major products except pulp, and lower costs for freight, partially offset by higher costs for fiber and chemicals and the negative impact of a stronger Canadian dollar.

Selling, General and Administrative Expenses

SG&A expenses amounted to $408 million in 2007, an increase of $234 million compared to SG&A expenses of $174 million in 2006 primarily due to the acquisition of Domtar Inc. on March 7, 2007. Excluding SG&A of $218 million attributable to Domtar Inc., SG&A in 2007 amounted to $190 million, an increase of $16 million compared to SG&A in 2006. This increase in SG&A is mostly due to integration and optimization costs, fees paid to Weyerhaeuser for transition services, as well as stock-based compensation costs. These amounts were partially offset by the elimination of the corporate charges from Weyerhaeuser.

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

Interest Expense

We incurred $171 million of interest expense for the year ended December 30, 2007 mainly relating to interest incurred after March 6, 2007 under our new Credit Agreement that we entered into in connection with the Transaction, as well as interest on existing Domtar Inc. debt exchanged for Domtar Corporation debt in the fourth quarter of 2007. Our interest expense for the year ended December 30, 2007 also includes costs related to our debt restructuring in the amount of $25 million.

Income Taxes

For the year ended December 30, 2007, our income tax expense amounted to $29 million compared to $53 million in 2006.

The following table provides income tax expense by jurisdiction for 2007:

JURISDICTION	U.S.	Canada	Total
	(In million of dollars, unless otherwise noted)
Income (loss) before income taxes	$217	$(118)	$99
Income tax (benefit) expense	72	(43)	29
Effective tax rate	33%	36%	29%

The U.S. effective tax rate includes $4 million related to a non-conventional fuel tax credit. The non-conventional fuel tax credits are subject to fluctuations in the price of oil. Under current U.S. tax law, the sale of biomass gas will no longer generate non-conventional fuel tax credits after 2007. The Canadian effective tax rate for the year ended December 30, 2007 differs from the combined statutory rate due to an $11 million benefit related to changes in the federal income tax rate, out of which $6 million is related to a previously reported out-of-period adjustment.

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

PAPERS

SELECTED INFORMATION	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	(In millions of dollars, unless otherwise noted)
Sales
Total sales	$5,440	$5,116	$3,143
Intersegment sales	(276)	(235)	—

	$5,164	$4,881	$3,143
Operating income (loss)	(369)	321	(608)
Shipments
Paper (in thousands of ST)	4,406	4,501	3,024
Pulp (in thousands of ADMT)	1,372	1,329	798
Benchmark prices [1]:
Copy 20 lb sheets ($/ton)	$1,065	$968	$902
Offset 50 lb rolls ($/ton)	914	818	823
Coated publication, no.5, 40 lb Offset, rolls ($/ton)	966	787	863
Pulp NBSK—U.S. market ($/ADMT)	858	824	722
Pulp NBHK—Japan market [2] ($/ADMT)	732	655	592

1	Source: Pulp & Paper Week. As such, these prices do not necessarily reflect our transaction prices.

2	Based on Pulp and Paper Week’s Southern Bleached Hardwood Kraft pulp prices for Japan, increased by an average differential of $15/ADMT between Northern and Southern Bleached Hardwood Kraft pulp prices.

Sales and Operating Income

Sales

Sales in our Papers business amounted to $5,164 million in 2008, an increase of $283 million, or 6%, compared to sales of $4,881 million in 2007. The increase in sales is attributable to the acquisition of Domtar Inc. on March 7, 2007, as well as higher average selling prices for pulp and paper, reflecting the price increases implemented towards the end of 2007 as well as in February and July of 2008. Our pulp shipments increased by 3% in 2008 when compared to 2007, primarily due to the acquisition of Domtar Inc. as well as the higher lack-of-order downtime in paper taken in 2008, resulting in the availability of more market pulp. These factors were partially offset by lower shipments for paper of approximately 2%, reflecting softer market demand for uncoated freesheet paper which led to our restructuring activities, including the closure of the paper machine at our Woodland pulp and paper mill effective in the third quarter of 2007, the closure of our Ottawa paper mill effective in the fourth quarter of 2007, the reorganization of our Dryden paper mill at the end of 2007 and subsequently closed in November 2008, and the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008.

Sales in our Papers business amounted to $4,881 million in 2007, an increase of $1,738 million, or 55% compared to sales of $3,143 million in 2006 due to the acquisition of Domtar Inc. Excluding sales of $1,803 million attributable to Domtar Inc., sales in 2007 amounted to $3,078 million, a decrease of $65 million compared to sales in 2006. The decrease is attributable to lower shipments for paper of approximately 8%, excluding shipments attributable to Domtar Inc., in part due to the additional week of operations in 2006, partially offset by an increase in average selling prices for pulp and paper and higher shipments of pulp of approximately 5%, excluding shipments attributable to Domtar Inc. Domtar Inc.’s sales for the forty-three week period ended December 30, 2007 amounted to $1,803 million and were impacted by higher average selling prices for paper and pulp, partially offset by lower shipments for paper and pulp.

Operating Income (Loss)

Operating loss in our Papers business amounted to $369 million in 2008, a decrease of $690 million, when compared to operating income of $321 million in 2007, mostly attributable to the aggregate $694 million charge for impairment and write-down of goodwill and property, plant and equipment recorded in the fourth quarter of 2008 compared to the $92 million charge for impairment of property, plant and equipment in 2007. In addition, our operating loss was impacted by higher costs for raw materials including fiber, energy and chemicals, especially for starch, caustic soda, sulfuric acid and sodium chlorate, higher freight costs, lower shipments for paper as well as higher closure and restructuring costs, and the absence of a gain of $39 million related to a lawsuit settlement in 2007. These factors were partially offset by the acquisition of Domtar Inc. on March 7, 2007, higher average selling prices for pulp and paper, higher shipments for pulp, lower maintenance costs, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense.

Operating income in our Papers business amounted to $321 million in 2007, an increase of $929 million compared to an operating loss of $608 million in 2006 in part due to the acquisition of Domtar Inc. Excluding the operating income of $187 million attributable to Domtar Inc., operating income in 2007 amounted to $134 million, an increase of $742 million compared to an operating loss in 2006. The increase is mostly attributable to the absence in 2007 of a $749 million goodwill impairment expense recorded in the first quarter of 2006 as well as higher average selling prices for paper and pulp, lower costs for freight resulting from our freight optimization efforts, lower costs for energy and higher shipments for pulp. These factors were partially offset by a $92 million charge for the impairment of property, plant and equipment recorded in the fourth quarter of 2007 associated with the reorganization of our Dryden paper mill, as well as lower shipments for paper, mostly due to the additional week of operations in the fourth quarter of 2006. Additional factors include the negative impact of a stronger Canadian dollar, higher costs for fiber, as well as higher costs for chemicals which were mostly due to the increase in the price of starch and sodium chlorate which are used in the production of paper and pulp, respectively. Domtar Inc.’s operating income totaled $187 million for the forty-three week period ended December 30, 2007. Domtar Inc.’s operating income was impacted by lower shipments for paper and pulp and higher costs for fiber and chemicals, partially offset by gains totaling $51 million received in the fourth quarter of 2007 related to a lawsuit settlement and an insurance claim settlement, higher average selling prices for paper and pulp, and lower freight costs.

Pricing Environment

Average sales prices in our Papers business increased in 2008 compared to 2007. Our sales prices for copy 20 lb sheets and offset 50 lb rolls were higher by $97/ton and $86/ton, or 10% each in 2008 compared to 2007, reflecting price increases implemented towards the end of 2007 as well as price increases implemented in February and July 2008.

Our average sales prices for both Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp increased by $13/tonne and $65/tonne, or 2% and 11%, respectively, in 2008 compared to 2007, reflecting price increases implemented towards the end of 2007 as well as price increases implemented in February and July 2008, partially offset by a significant decrease in sales prices for both NBSK and NBHK in the fourth quarter of 2008. As a result, our average sales prices for NBSK and NBHK pulp decreased by $137/tonne and $84/tonne, or 19% and 13%, respectively in the fourth quarter of 2008 compared to the fourth quarter of 2007.

Operations

Shipments

Our paper shipments decreased by 95,000 tons, or 2%, in 2008 compared to 2007 primarily due to higher lack-of-order downtime and paper machine slowbacks in 2008 as a result of softer market demand for uncoated freesheet paper, closure of our Port Edwards paper mill effective at the end of the second quarter of

2008, the reorganization of our Dryden paper mill announced in the fourth quarter of 2007 (which began in January 2008 and was permanently closed in November 2008) and the closure of our Ottawa paper mill effective in the fourth quarter of 2007. These factors were partially offset by the acquisition of Domtar Inc.

Our pulp trade shipments increased by 43,000 tonnes, or 3%, in 2008 compared to 2007 primarily due to the acquisition of Domtar Inc., as well as the reorganization of our Woodland pulp and paper mill in the third quarter of 2007 and the increase in the availability of market pulp in 2008 due to higher lack-of-order downtime in paper and were negatively impacted by an increase in planned maintenance shutdowns, lack of availability of ships and containers which impacted our pulp exports and higher lack-of-order downtime and machine slowbacks.

Labor

In 2008, a four-year collective agreement was signed for our Kamloops pulp mill affecting approximately 371 employees. We also signed a four year collective agreement for our Plymouth pulp and paper mill, affecting approximately 600 employees, as well as our Rothschild pulp and paper mill, affecting approximately 337 employees.

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

Negotiations for the renewal of the collective agreement that expired in November 2007 for our Ashdown mill (affecting approximately 900 employees) began in October 2007 and remain ongoing.

Closure and Restructuring

In December 2008, we announced the permanent closure of our Lebel-sur-Quévillon pulp mill. Operations at our Lebel-sur-Quévillon pulp mill had been indefinitely idled in November 2005 due to unfavorable economic conditions. As of November 2005, our Lebel-sur-Quévillon pulp mill had an annual production capacity of approximately 300,000 tonnes and employed approximately 425 employees.

In November 2008, we announced the closure of the paper machine and converting operations at our Dryden mill, effective in November 2008. This measure resulted in the permanent curtailment of approximately 151,000 tons of paper capacity per year and affected approximately 195 employees. Our Dryden pulp production and related forestland activities will remain in operation. Dryden has one pulp line with an annual production capacity of 319,000 tonnes.

In December 2007, we announced the reorganization of our Dryden facility as well as the closure of our Port Edwards mill, effective in the first and second quarters of 2008, respectively. These measures resulted in the curtailment of approximately 336,000 tons of paper capacity per year and affected approximately 625 employees.

In July 2007, Domtar announced the closure of two paper machines, one at our Woodland pulp and paper mill and another at our Port Edwards pulp and paper mill as well as our Gatineau paper mill and our Ottawa converting center, effective in October 2007. In total, these closures resulted in the curtailment of approximately 284,000 tons of paper capacity per year and affected approximately 430 employees.

In 2006, we indefinitely closed our Prince Albert pulp and paper mill and one paper machine at our Dryden pulp and paper mill (effective in the second quarter of 2006).

In 2008, we incurred $732 million for closure and restructuring costs ($105 million in 2007 and $764 million in 2006), including impairment and write-down of property, plant and equipment of $373 million, compared to $92 million in 2007 and nil in 2006 and impairment of goodwill and intangible assets of $321 million, compared to nil in 2007 and $749 million in 2006. For more details on the closure and restructuring cost, refer to Item 8, Financial Statements, Note 17, of this Annual Report on Form 10-K.

At December 30, 2007, $78 million of the Papers segment closure and restructuring cost liability related to operations and activities of Domtar Inc., which was acquired by Domtar Corporation on March 7, 2007, and were part of a plan that had begun to be assessed and formulated by management at that date. As a result, these costs represented assumed liabilities and costs incurred as of the acquisition date and were treated as part of the purchase price allocation in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These closures also impacted the fair value of certain property, plant and equipment as part of the Domtar Inc. purchase price allocation.

Other

In 2005, we announced the indefinite closure of our Prince Albert pulp mill, effective in the second quarter of 2006. We have not determined whether this currently idled facility will be reopened, sold or closed.

On May 9, 2007, we concluded the sale of our Vancouver property for total proceeds of $20 million. No gain or loss was recorded on the sale.

Our air permit for our Kamloops pulp mill required that the facility reduce air emissions of particulate matter by December 31, 2007. Compliance with the permit requirements is likely to require approximately $35 million in capital expenditures over the next five years. The Province of British Columbia agreed to extend the deadline for compliance under specific conditions for a period of five years. We are currently evaluating our options. If we do not have sufficient resources to make the necessary capital expenditures or decide not to further invest in the facility, the facility may not be able to operate after the extension without significantly curtailing output, which could increase our production costs. In the event we do not have sufficient resources to make the necessary capital expenditures or we do not further invest in the facility, the assets will be tested for impairment. The carrying amount of these assets was approximately $205 million at December 31, 2008.

PAPER MERCHANTS

SELECTED INFORMATION	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	(In millions of dollars)
Sales	$990	$812	—
Operating income	8	13	—

Sales and operating income

Sales

Sales in our Paper Merchants business amounted to $990 million in 2008, an increase of $178 million compared to sales of $812 million in 2007. This increase in sales was mostly attributable to the acquisition of Domtar Inc. on March 7, 2007, as well as higher selling prices. The Predecessor had no Paper Merchants operations and as a result, sales for the year ended December 30, 2007 represents only a forty-three week period of sales, from March 7, 2007 to December 30, 2007.

Operating Income

Operating income amounted to $8 million in 2008, a decrease of $5 million when compared to operating income of $13 million in 2007. The decrease in operating income is attributable to an increase in costs, including an increase in the “last in first out” (LIFO) reserve and higher energy costs, an increase in the allowance for doubtful accounts as well as depreciation and amortization in 2008. These factors were partially offset by the acquisition of Domtar Inc. on March 7, 2007, and an increase in selling prices. In addition, the third quarter of 2007 included a decrease in the allowance for doubtful accounts of $2 million.

The Predecessor had no Paper Merchants operations and as a result, operating income for the year ended December 30, 2007 represents only a forty-three week period of operations, from March 7, 2007 to December 30, 2007.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which two expired in 2008 and are currently in negotiation, two will expire in 2009 and two in 2010. We have collective agreements covering five locations in Canada, of which one expired in 2008 and is currently in negotiation, two will expire in 2009 and two in 2010.

WOOD

SELECTED INFORMATION	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	(In millions of dollars, unless otherwise noted)
Sales	$268	$304	$234
Intersegment sales	(28)	(50)	(71)

	240	254	163
Operating income (loss)	(73)	(63)	52
Shipments (millions of FBM)	677	684	223
Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$280	$321	$343
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	304	329	368

1	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood business amounted to $240 million in 2008, a decrease of $14 million, or 6%, compared to sales of $254 million in 2007. The decrease in sales is attributable to lower average selling prices and lower shipments for wood products due to the slowdown in the U.S. housing industry, as well as lower sales of wood chips, partially offset by the impact of the reopening of our Val d’Or and Matagami sawmills in June 2007 and January 2008, respectively, as well as the acquisition of Domtar Inc. on March 7, 2007.

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

Operating Loss

Operating loss in our Wood business amounted to $73 million in 2008, an increase in operating loss of $10 million compared to an operating loss of $63 million in 2007, mostly attributable to the aggregate $14 million charge for impairment of property, plant and equipment and intangible assets in 2008, compared to a $4 million impairment charge of goodwill in 2007, as well as the acquisition of Domtar Inc. on March 7, 2007. This increase in operating loss is also attributable to lower average selling prices and lower shipments of our wood products, higher closure and restructuring costs and higher costs for energy. These factors were partially offset by the reopening of our Matagami sawmill, lower costs and better productivity at several operations. Our second quarter of 2008 included a gain of approximately $1 million on the sale of our investment in Olav Haavaldsrud Timber Company Limited (“Haavaldsrud”).

Operating loss in our Wood business amounted to $63 million in 2007, a decrease of $115 million compared to an operating income of $52 million in 2006 primarily due to the absence of a $65 million refund for antidumping and countervailing duties recorded in the fourth quarter of 2006 as well as the acquisition of Domtar Inc. Excluding an operating loss of $36 million attributable to Domtar Inc., the operating loss in 2007 amounted to $27 million, an increase in operating loss of $79 million compared to 2006. The increase in operating loss is attributable to the above mentioned $65 million duties refund recorded in the fourth quarter of 2006, lower shipments, mostly due to the indefinite closure of our Big River and 51% owned Wapawekka sawmills during the first quarter of 2006, as well as the additional week of operations in the fourth quarter of 2006, lower average selling prices and a $4 million charge for the goodwill impairment recorded in the fourth quarter of 2007, partially offset by lower costs resulting from the sawmill closures mentioned above. Domtar Inc.’s operating loss totaled $36 million for the forty-three week period ended December 30, 2007. Factors impacting Domtar Inc.’s operating loss includes lower average selling prices and lower shipments for lumber and chips, partially offset by lower energy costs and lower freight charges.

Pricing Environment

Our average sales price for Great Lakes 2x4 stud lumber decreased by $41/MFBM, or 15%, and our average sales price for Great Lakes 2x4 random length lumber decreased by $25/MFBM, or 9%, in 2008 compared to 2007.

Operations

Shipments

Our lumber and wood shipments in 2008 decreased by 7 MFBM, or 1%, compared to shipments in 2007, primarily due to the slowdown in the U.S. housing industry, partially offset by the acquisition of Domtar Inc. on March 7, 2007.

Labor

We currently have three collective agreements that are expired and under negotiation.

In September 2008, a five-year collective agreement, expiring in 2011, was ratified by the members at our Nairn Centre sawmill, affecting approximately 105 employees.

In July 2008, we signed a four-year collective agreement for our Sainte-Marie sawmill, affecting approximately 70 employees.

Fiber supply

The Province of Quebec adopted legislation, which became effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and Cree First Nations. As a result, the amount of fiber, primarily softwood fiber, that we are permitted to harvest annually under our existing licenses from the Quebec government, was reduced by approximately 21%, to approximately 1.8 million cubic meters. In May 2008, we announced an agreement in principle with the Minister of Natural Resources and Wildlife on the reallocation of forest harvesting rights in Northern Quebec. In November 2008, the Government of Quebec announced that they had implemented a consolidation plan affecting harvesting rights for Northern Quebec. This decision, which resulted in the permanent closure of our Lebel-sur-Quévillon sawmill announced in December 2008, provides for the reallocation of volume, for a period of five years, including the reallocation of 665,700 net annual cubic meters of wood for our Val d’Or sawmill (615,700 net annual cubic meters in addition to a temporary volume of 40,000 net annual cubic meters for the next four years) and 450,000 net annual cubic meters of wood for our Matagami sawmill. The consolidation plan had no allocation of harvesting rights to our Malartic sawmill.

Other

In December 2008, we announced the permanent closure of our Lebel-sur-Quévillon sawmill, which had been indefinitely idled since 2006 and at that time employed approximately 140 employees.

In July 2008, we completed a transaction, for total consideration of $12 million, to acquire full ownership of Gogama Forest Products Inc. (“Gogama”), located in Ostrom, Ontario. We had been operating the facility as a 50% owned investment since 2003. The facility currently employs approximately 45 employees and has an annual lumber production capacity of 65 MFBM. This transaction did not have a significant impact on our financial results.

In September 2007, we concluded the sale of our 45% investment in Nabakatuk Forest Products Inc. for total proceeds of approximately $4 million. No gain or loss was recorded on the sale.

In January 2007, due to difficult market conditions that have prevailed in the wood sector in recent months, including the slowdown of the U.S. housing industry and the softwood lumber agreement, we announced the indefinite closure of our White River sawmill which became effective prior to the end of the second quarter of 2007. The closure impacted approximately 140 permanent positions and reduced our production capacity by 110 million board feet of lumber.

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

For the year ended December 31, 2008, compensation expense recognized in our results of operations was approximately $16 million, for all of the outstanding awards compared to $15 million in 2007. Compensation cost not yet recognized amounted to approximately $11 million in 2008, compared to $29 million in 2007, and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the ultimate performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. Under normal market conditions, we also have the ability to fund liquidity requirements through new financing, subject to satisfactory credit ratings. The credit markets, however, have been contracting and market access for non-investment grade companies such as Domtar has been limited or non-existent for more than twelve months. Our liquidity requirements can be satisfied by drawing upon our contractually committed revolving credit facility, of which $634 million is currently undrawn and available, but under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

Our ability to make payments on and to refinance our indebtedness, including debt we have incurred under the Credit Agreement and outstanding Domtar Corporation notes, and for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our Credit Agreement and debt indenture, as well as conditions in future indebtedness, impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Operating Activities

Cash flows provided from operating activities totaled $197 million in 2008, a $409 million decrease compared to cash flows provided from operating activities of $606 million in 2007. This decrease in cash flows provided from operating activities reflects an increase in requirements for working capital. The increase in requirements for working capital in 2008 when compared to 2007, is primarily due to trade and other payables, primarily due to the impact of our production curtailments in the latter part of 2008, inventory (which was impacted in 2008 as a result of lower shipments as well as the increase in the price of raw materials) and to higher pension and other post-retirement contributions made.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in 2008 amounted to $140 million, a $625 million decrease compared to cash flows provided from investing activities of $485 million in 2007. This decrease in cash flows provided from investing activities reflects acquired cash of $573 million in the first quarter of 2007, higher capital spending, in part due to the acquisition of Domtar Inc. on March 7, 2007 and the acquisition of full ownership of Gogama Forest Products Inc. in the third quarter of 2008.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2009.

Financing Activities

Cash flows used for financing activities totaled $109 million in 2008 compared to cash flows used for financing activities of $1,025 million in 2007. This $916 million decrease in cash flows used for financing activities is mainly attributable to the impact in the first quarter of 2007 of the distribution to Weyerhaeuser of $1,431 million upon the acquisition of Domtar Inc., partially offset by borrowings under our Credit Agreement of

$800 million (consisting of an $800 million tranche B term loan facility). In addition, in 2008, we repaid $95 million on our long-term debt, compared to a repayment of $311 million in 2007, and we had additional borrowings of $10 million under our revolving credit facility in 2008, compared to $50 million in 2007.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $2,155 million at December 31, 2008, compared to $2,222 million at December 30, 2007. The $67 million decrease in net indebtedness is primarily due to our repurchase of $60 million aggregate principal amount of our outstanding 7.875% Notes due 2011 in the fourth quarter of 2008, a repayment of $31 million of our tranche B term loan, capital lease repayments of $6 million in the second quarter of 2008 and lower bank indebtedness, offset by net borrowings of $10 million under our revolving bank credit facility and lower cash levels.

Our Credit Agreement, entered into in connection with the Transaction, consists of a senior secured tranche B term loan facility and a $750 million senior secured revolving credit facility. In connection with the closing of the Transaction, the Company borrowed $800 million under the tranche B term loan facility, which has subsequently been reduced to $612 million due to repayments. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

The tranche B term loan facility matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan facility amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date. In addition, under certain conditions and to the extent we generate cash flow in excess of cash flow used for operating and capital requirements and repayments of debt, excluding optional repayments of the term loan, we are obligated to apply a portion of such excess cash towards repayments of the term loan, including any repayments already made that were optional.

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

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, dividends and other payments in respect of capital stock, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice.

A significant or prolonged downturn in general business and economic conditions may affect our ability to comply with our covenants or meet those financial ratios and tests and could require us to take action to reduce our debt or to act in a manner contrary to our current business objectives.

A breach of any of our Credit Agreement or indenture covenants or failure to maintain a required ratio or meet a required test may result in an event of default under those agreements. This may allow the counterparties to those agreements to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

The Company’s direct and indirect, existing and future, U.S. wholly-owned subsidiaries serve as guarantors of the senior secured credit facilities for any obligations thereunder of the Company and Domtar Paper Company, LLC, subject to certain agreed exceptions. The Company and its subsidiaries serve as guarantors of Domtar Inc.’s obligations as a borrower under the senior secured credit facilities, subject to agreed exceptions. Domtar Inc. does not guarantee Domtar Corporation’s obligations under the Credit Agreement. In 2008, we amended the credit facility in order to allow for the early repurchase of the 7.875% Notes.

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

As of December 31, 2008, there were $60 million of borrowings under our revolving credit facility and $13 million of borrowings in the form of an overdraft. In addition, at December 31, 2008, we had outstanding letters of credit amounting to $43 million under this credit facility. We also have other outstanding letters of credit amounting to $2 million.

Credit Rating

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facility	Baa3
	Unsecured debt obligations	Ba3

Standard & Poor’s	Secured Credit Facility	BBB-
	Unsecured debt obligations	BB-

The ratings by Moody’s Investors Services (“Moody’s”) are the fourth and fifth best ratings in terms of quality within nine rating gradations, with the numerical modifier 3 indicating a ranking at the low end of a rating category. According to Moody’s, a rating of Baa has moderate credit risk with certain speculative characteristics and the rating of Ba has speculative elements and is subject to substantial credit risk. The ratings by Standard & Poor’s (“S&P”) are the fourth and fifth best ratings in terms of quality within ten rating gradations, with the “minus” indicating a ranking at the lower end of this category. According to S&P, ratings of BBB have adequate protection parameters and ratings of BB have significant speculative characteristics. Both Moody’s and S&P have a “stable” outlook with respect to their ratings.

A reduction in our credit ratings would have a negative impact on our access to and cost of capital and financial flexibility. The above ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the above rating agencies.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the Transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of December 31, 2008, there were 20,896,301 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events.

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

As of December 31, 2008, the senior beneficial interest in receivables held by third parties was $110 million. We expect to continue selling receivables on an ongoing basis. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, although not anticipated at this time, our working capital and bank debt requirements will increase.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2008, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

Tax Sharing Agreement

In conjunction with the Transaction, we signed a Tax Sharing Agreement that governs both our and Weyerhaeuser’s rights and obligations after the Transaction with respect to taxes for both pre- and post-

Distribution periods in regards to ordinary course taxes, and also covers related administrative matters. The Distribution refers to the distribution of our common stock to Weyerhaeuser shareholders.

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

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2008, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have to pay up to a maximum of $98 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the closing date of the Transaction, the maximum amount of the purchase price adjustment was $90 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $90 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and seeking a purchase price adjustment of $90 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2008:

CONTRACTUAL OBLIGATIONS

CONTRACT TYPE	2009	2010	2011	2012	2013	THEREAFTER	TOTAL
(in millions of dollars)
Debentures and notes	$13	$8	$548	$68	$358	$1,096	$2,091
Capital leases	6	5	3	3	4	19	40

Long-term debt	19	13	551	71	362	1,115	2,131
Operating leases	30	20	12	8	5	11	86
Liabilities related to uncertain tax benefits (1)	—	—	—	—	—	—	45

Total obligations	$49	$33	$563	$79	$367	$1,126	2,262

COMMERCIAL OBLIGATIONS

COMMITMENT TYPE	2009	2010	2011	2012	2013	THEREAFTER	TOTAL
(in millions of dollars)
Other commercial commitments (2)	$100	$9	$7	$6	—	—	$122

(1)	We have recognized total liabilities related to uncertain tax benefits of $45 million as of December 31, 2008. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

(2)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals.

In addition, we expect to contribute a minimum of $45 million to the pension plans in 2009.

For 2009 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

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

In February 2008, the FASB issued FSP FAS No. 157-1, which removes leasing transactions accounted for under FAS 13 and related guidance from the scope of FAS No. 157. The FSP addresses implementation issued affecting leasing transactions, including those associated with the different definitions of fair value in

FAS Nos. 13 and 157 and the application of the fair value measurement objective under FAS No. 157 to estimated residual values of leased properties. The FSP was effective upon initial adoption of FAS No. 157 and we adopted its provisions without significant impact.

In October 2008, the FASB issued FSP FAS No. 157-3, which clarifies the application of SFAS No. 157 in cases where the market for the asset is not active. FSP FAS No. 157-3 is effective upon issuance. We considered the guidance provided by this FSP in the preparation of the financial statements.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have an impact on our consolidated financial position and results of operations. We are currently assessing the impact of fully adopting SFAS No. 157 on our future disclosure for non-financial assets and non-financial liabilities.

Fair Value Option

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. SFAS No. 159 is effective for fiscal year beginning after November 15, 2007. We have decided not to adopt the fair value option for any of our existing financial instruments.

Accounting Change Implemented

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”) providing entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. Prior to SFAS No. 162, the GAAP hierarchy was set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and had been criticized for being complex. SFAS No. 162 identified different categories of accounting principles in descending order of authority as being: FASB Statements, FAS Technical Bulletins, AICPA Practice Bulletins and finally Implementation Guides. SFAS No. 162 further indicated that if the listed sources do not address the specific transaction at hand, other accounting literature might be consulted while considering their relevance, specificity, and the general recognition of the issuer as an authority. SFAS No. 162 was effective in November 2008 and we have adopted its provisions prospectively with no impact.

Financial Assets and Variable Interest Entities

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)–8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets explaining, among others, their continuing involvement with the assets as well as the nature of any restrictions on assets reported on their statements of financial position that relate to transferred financial assets. The FSP also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008. This FSP shall apply for each annual and interim reporting period thereafter. We adopted the disclosure requirements of this FSP in the fourth quarter of 2008.

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

In tandem with SFAS 141(R), the Emerging Issues Task Force (“EITF”) issued Issue No. 08-6, “Equity Method Investment Accounting Considerations” and Issue No. 08-7, “Accounting for Defensive Intangible Assets” in November 2008. In Issue No. 08-6, the EITF addressed and reached a consensus on a number of matters concerning the effects of issuing SFAS 141(R) and 160, “Noncontrolling Interests in Consolidated Financial Statements” on an entity’s application of the equity method under Opinion 18. Some of such matters included the determination of the carrying value of an equity method investment, the use of the other-than-temporary impairment model of Opinion 18, and accounting for share issuances by the investee. To coincide with the effective dates of SFAS 141(R) and 160, the consensus is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In Issue No. 08-7, the EITF reached a consensus that, among others, an acquired defensive asset should be accounted for as a separate unit of accounting and that the useful life assigned to it should be based on the period during which the asset would diminish in value. The consensus is effective for defensive assets acquired in fiscal years beginning on or after December 15, 2008 and will not have an impact on us unless we acquire defensive assets.

Intangible Assets

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This Staff Position amends the factors that should be considered in developing renewal or extensions assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance also provides additional disclosure requirements related to recognized intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of this accounting guidance to materially impact our results of operations or financial position.

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

Derivative instruments and hedging activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently assessing the impact of fully adopting SFAS No. 161 in our first quarter of fiscal year 2009.

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

Environmental Matters and Other Asset Retirement Obligations

Environmental expenditures for effluent treatment, air emission, landfill operation and closure, asbestos containment and removal, bark pile management, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, we incur certain operating costs for environmental matters that are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted, except for a portion which are discounted due to more certainty with respect to timing of expenditures, and are recorded when remediation efforts are probable and can be reasonably estimated.

We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. Our asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated or on a probability weighted discounted cash flow estimate. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using the credit adjusted risk-free interest rate used to discount the cash flow.

The estimate of fair value is based on the results of the expected future cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. We have established cash flow scenarios for each individual asset retirement obligation. Probabilities are applied to each of the cash flow scenarios to arrive at an expected future cash flow. There is no supplemental risk adjustment made to the expected cash flows. The expected cash flow for each of the asset retirement obligations are discounted using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. The rates used vary between 6.5% and 12.0%.

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

In 2008, our operating expenses for environmental matters amounted to $81 million.

We made capital expenditures for environmental matters of $4 million in 2008 for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. At this time, we cannot reasonably estimate the additional capital expenditures that may be required. However, management expects any additional required expenditure would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

We are also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified us that we may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against us. We continue to take remedial action under our Care and Control Program at a number of former operating sites, especially in the wood preserving sector, due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and the allocation of liability among potentially responsible parties.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement which provided that while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims and such claims cannot be reasonably determined at this time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The Company has recorded a provision to address potential exposure.

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

Domtar Inc. was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued a RFRA to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant at this site. By final and binding arbitration award, including qualifications by the arbitrators, the remediation cost related to Domtar Inc. is now estimated to be between $3 million and $4 million, of which $1 million was paid in the fourth quarter of 2008. Discussion between all concerned parties to finalize the interpretation of the decision and the estimated future costs are on going. At December 31, 2008, we had a provision for the estimated remediation costs.

At December 31, 2008, we had a provision of $99 million for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, we believe that such additional remediation costs would not have a material adverse effect on our financial position, earnings or cash flows.

At December 31, 2008, anticipated undiscounted payments in each of the next five years are as follows:

	2009	2010	2011	2012	2013	THEREAFTER	TOTAL
(in millions of dollars)
Environmental provision and other asset retirement obligations	$22	$22	$11	$6	$13	$25	$99

Useful Lives

Our property, plant and equipment are stated at cost less accumulated depreciation, including asset impairment write-downs. Interest costs are capitalized for significant projects. For timber limits and timberlands, amortization is calculated using the unit of production method. For deferred financing fees, amortization is calculated using the effective interest rate method. For all other assets, amortization is calculated using the straight-line method over the estimated useful lives of the assets.

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

On a regular basis, we review the estimated useful lives of our property, plant and equipment as well as our intangible assets. Assessing the reasonableness of the estimated useful lives of property, plant and equipment and intangible assets requires judgment and is based on currently available information. During 2007, we reviewed the useful lives of the property, plant and equipment and intangible assets acquired from Domtar Inc. using information obtained from the preliminary fair value and purchase price allocation. During the fourth quarter of 2007, we completed the valuation of all assets acquired as well as their useful lives which did not change from our initial estimates. In the process of completing such allocation, in 2007 we revised the amounts allocated to certain assets from those previously reported. The principal significant elements for which such amounts were modified included property, plant and equipment and intangible assets. Changes in circumstances such as technological advances, changes to our business strategy, changes to our capital strategy or changes in regulation can result in the actual useful lives differing from our estimates. Revisions to the estimated useful lives of property, plant and equipment and intangible assets constitute a change in accounting estimate and are dealt with prospectively by amending depreciation and amortization rates.

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. A change of one year in the composite estimated useful life of our fixed asset base would impact annual depreciation and amortization expense by approximately $25 million. In 2008, we recorded depreciation and amortization expense of $463 million compared to $471 million in 2007. At December 31, 2008, we had property, plant and equipment with a net book value of $4,301 million ($5,362 million in 2007) and intangible assets, net of amortization of $81 million ($111 million in 2007).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the long-lived assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the long-lived assets exceeds their estimated undiscounted future cash flows in order to assess if the assets are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets, a Step II impairment test must be carried out to determine the impairment charge. In Step II, long-lived assets are written down to their estimated fair values. Given that there is generally no readily available quoted value for our long-lived assets, we determine fair value of long-lived assets using the estimated discounted future cash flow (“DCF”) expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The DCF in Step II is based on the undiscounted cash flows in Step I.

Dryden Pulp and Paper Mill

In the fourth quarter of 2008, as a result of the decision to permanently shut down the remaining paper machine and converting center of the Dryden mill, we wrote-off $11 million of the net book value to bring these assets to their estimated net recoverable amount. Given the substantial change in use of the pulp and paper mill, we conducted a Step I impairment test on the remaining Dryden pulp mill operations fixed assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, the forecasted exchange rate for the U.S. dollar and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

Step I of the impairment test demonstrated that the carrying values of the fixed assets exceeded their estimated undiscounted future cash flows, indicating that impairment exists. A Step II test was undertaken to determine the fair value of the remaining assets and we recorded a non-cash impairment charge of $265 million in the fourth quarter of 2008 to reduce the assets to their estimated fair value.

Columbus Paper Mill

During the fourth quarter of 2008, we were informed that beginning in early 2009, our Columbus mill would cease to benefit from a favorable power purchase agreement. This change in circumstances impacted the profitability outlook for the foreseeable future and triggered the need for a Step I impairment test of the fixed assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

Step I of the impairment test demonstrated that the carrying values of the fixed assets exceeded their estimated undiscounted future cash flows, indicating that impairment exists. A Step II test was undertaken to determine the fair value of the remaining assets, and we recorded a non-cash impairment charge of $95 million in the fourth quarter of 2008 to reduce the assets to their estimated fair value.

Wood Segment

In the fourth quarter of 2008, we conducted an impairment test on the fixed assets and intangible assets (“the Asset Group”) of the Wood reportable segment. The need for such test was triggered by operating losses sustained by the segment in 2007 and 2008 as well as short-term forecasted operating losses. Estimates of undiscounted future cash flows used to test the recoverability of the Asset Group included key assumptions related to trend prices, inflation-adjusted cost projections, the forecasted exchange rate for the U.S. dollar and the estimated useful life of the Asset Group. We believe such assumptions to be reasonable and to reflect forecasted market conditions at the valuation date. They involve a high degree of judgment and complexity and reflect our best estimates with the information available at the time our forecasts were developed. To this end, we evaluate the appropriateness of our assumptions as well as our overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions were related to trend prices (based on data from Resource Information Systems Inc. or “RISI,” an authoritative independent source in the global forest products industry), material and energy costs and foreign exchange rates (based on a number of economic forecasts including those of Consensus Economics, Inc. reports). A number of benchmarks from independent industry and other economic publications were used in order to develop projections for the forecast period.

The following table summarizes the approximate impact that a change in certain key assumptions would have on the estimated undiscounted future cash flows, while holding all other assumptions constant:

Key Assumptions	Increase of	Approximate impact on the undiscounted cash flows
	(In millions of dollars, except otherwise noted)
Foreign exchange rates	5%	$(156)
Lumber pricing	5%	215
Lumber shipments	5%	82

We completed the Step I impairment test with the conclusion that the recognition of an impairment loss for the Wood reportable segment’s long-lived assets was not required as the aggregate estimated undiscounted future cash flows exceeded the carrying value of the Asset Group of $177 million by a significant amount.

Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

Lebel-sur-Quévillon Pulp Mill and Sawmill

Pursuant to the decision in the fourth quarter of 2008 to permanently shut down the Lebel-sur-Quévillon pulp mill and sawmill of the Papers and Wood reportable segments, respectively, we have recorded a non-cash write-off of $4 million related to fixed assets at both locations consisting mainly of a turbine, a recovery system and saw lines. The write-off represents the difference between the estimated liquidation or salvage value of the fixed assets and their carrying values.

White River Sawmill

In the fourth quarter of 2008, the net assets of the White River sawmill of the Wood reportable segment were held for sale and measured at the lower of its carrying value or estimated fair value less cost to sell. The fair value was determined by analyzing values assigned to it in a current potential sale transaction together with conditions prevailing in the markets where the sawmill operates. Pursuant to such analysis, non-cash write-offs amounting to $8 million related to fixed assets and $4 million related to intangible assets were recorded in the fourth quarter of 2008 to reflect the difference between their respective estimated fair values less cost to sell and their carrying values. We are currently in the process of examining a potential transaction for the disposal of the sawmill. We expect to reach an agreement in the first quarter of 2009 and to complete the disposal of the sawmill during 2009.

Impairment of Goodwill

Goodwill is not amortized and is subject to an annual goodwill impairment test. This test is carried out more frequently if events or changes in circumstances indicate that goodwill might be impaired. A “Step I” goodwill impairment test determines whether the fair value of a reporting unit exceeds the net carrying amount of that reporting unit, including goodwill, as of the assessment date in order to assess if goodwill is impaired. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the fair value, a “Step II” goodwill impairment test must be performed in order to determine the amount of the impairment charge. The implied fair value of goodwill in this test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination. That is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit represents the implied value of goodwill. To accomplish this Step II test, the fair value of the reporting unit’s goodwill must be estimated and compared to its carrying value. The excess of the carrying value over the fair value is taken as an impairment charge in the period.

For purposes of impairment testing, goodwill must be assigned to one or more of our reporting units. We test goodwill at the reporting unit level. All goodwill, as of December 30, 2007, resided in the Papers segment.

Step I Impairment Test

We determined that the discounted cash flow method (“DCF”) was the most appropriate approach to determine fair value of the reporting unit. We have developed our projection of estimated future cash flows for the period from 2009 to 2013 (the “Forecast Period”) to serve as the basis of the DCF as well as a terminal value. In doing so, we have used a number of key assumptions and benchmarks that are discussed under “Key Assumptions” below. Our discounted future cash flow analysis resulted in a fair value of the reporting unit below the carrying value of the reporting units net assets.

In order to evaluate the appropriateness of the conclusions of our Step I impairment test, the estimated fair value of the Company as a whole was reconciled to its market capitalization and compared to selected transactions involving the sale of comparable companies.

Step II Impairment Test

In Step II of the impairment test, the estimated fair value of the Papers reporting unit, determined in Step I, was allocated to its tangible and identified intangible assets, based on their relative fair values, in order to arrive at the fair value of goodwill. To this end, different valuation techniques were used to determine the fair values of individual tangible and intangible assets. A depreciated replacement cost method was mainly used to determine the fair value of fixed assets to the extent such values did not have economic obsolescence. Economic obsolescence was based on cash flow projections. For idled mills of the Papers reporting unit, liquidation or salvage values were largely used as an indication of the fair values of their assets. The fair value of identified intangible assets, mainly consisting of marketing, customer and contract-related assets, were determined using an income approach.

The impairment test concluded that goodwill was impaired and we recorded a non-cash impairment charge of $321 million in the fourth quarter of 2008 to reflect the complete write-off of the goodwill.

Key Assumptions

The various valuation techniques used in Steps I and II incorporate a number of assumptions that we believe to be reasonable and to reflect forecasted market conditions at the valuation date. Assumptions in estimating future cash flows are subject to a high degree of judgement. We make all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, we evaluate the appropriateness of our assumptions as well as our overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions relate to: prices trends, material and energy costs, the discount rate, rate of decline of demand, the terminal growth rate, and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were used in order to develop projections for the forecast period. Examples of such benchmarks and other assumptions include:

•

Revenues—the evolution of pulp and paper pricing over the forecast period was based on data from Resource Information Systems Inc. (“RISI”), an authoritative independent source in the global forest products industry.

•

Direct costs mainly consisted of fiber, wood, chemical and energy costs. The evolution of these direct costs over the forecast period was based on data from a number of benchmarks related to: selling prices of pulp, oil prices, housing starts, US producer price index, mixed chemical index, corn, natural gas, coal and electricity.

•	Foreign exchange rate estimates were based on a number of economic forecasts including those of Consensus Economics, Inc. reports.

•

Discount rate—The discount rate used to determine the present value of the Papers reporting unit’s forecasted cash flows represented our weighted average cost of capital (“WACC”). Our WACC was determined to be between 10.5% and 11%.

•

Rate of decline of demand and terminal growth rate—we assumed that a number of business and commercial papers would see demand declines in line with industry expectations. This was reflected in our assumptions in the rate of decline in demand over the forecast period as well as in our assumption of the terminal growth rate.

Fair Value Measurement

SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. SFAS No. 157 establishes and prioritizes three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, in accordance with SFAS No. 157 and indicates the fair value hierarchy of our valuation techniques to determine such fair value.

Fair value measurement at reporting date using:

	December 31, 2008		Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	(In millions of dollars)
Assets
Derivative financial instruments	13	(a)	—	$13	—	Prepaid expenses

Total	13		—	13	—

Liabilities
Derivative financial instruments	$57	(a)	—	$57	—	Trade and other payables
Derivative financial instruments	6	(a)	—	6	—	Other liabilities and deferred credits

Total	63		—	63	—

(a)	See Item 8, Financial Statements and Supplementary Data, Note 25. Derivative financial instruments include foreign exchange options and natural gas swap contracts. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

Pension Plans and Other Post-Retirement Benefit Plans

As part of the acquisition of Domtar Inc., we now have several additional defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. Pension expense was $21 million for the year ended December 31, 2008.

As part of the acquisition of Domtar Inc., the Company now has several additional defined benefit pension plans covering substantially all employees. In the United States, this includes pension plans that are qualified under the Internal Revenue Code (“qualified”) as well as a plan that provides benefits in addition to those provided under the qualified plans for a select group of employees, which is not qualified under the Internal Revenue Code (“unqualified’). In Canada, plans are registered under the Income Tax Act and under their respective provincial pension acts (“registered”), or plans may provide additional benefits to a select group of employees, and not be registered under the Income Tax Act or provincial pension acts (“non-registered”). The defined benefit plans are generally contributory in Canada and non-contributory in the United States. The Company also provides post-retirement plans to eligible Canadian and U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The pension and other post-retirement expense and the related obligations are actuarially determined using management’s most probable assumptions.

We account for pensions and other post-retirement benefits in accordance with FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158) which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated Balance Sheets. Pension and other post-retirement benefit assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of compensation increase, health care cost trend rates, mortality rates, employee early retirements and terminations or disabilities. Changes in these assumptions result in actuarial gains or losses which we have elected to amortize over the expected average remaining service life of the active employee group covered by the plans only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the accrued benefit obligation and the market-related value of plan assets at the beginning of the year.

An expected rate of return on plan assets of 6.3% was considered appropriate by our management for the determination of pension expense for 2008. Effective January 1, 2009, we will use 6.85% as the expected return on plan assets, which reflects the current view of long-term investment returns. The expected return on plan assets assumption is based on an analysis of the target asset allocation and expected return by asset class. This rate is adjusted for an equity risk premium and by 0.7% to take into consideration the active investment management portion of the plan assets.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2008 for pension plans were estimated at 7.3% for the accrued benefit obligation and 5.5% for the net periodic benefit cost for 2008 and for post-retirement benefit plans were estimated at 6.9% for the accrued benefit obligation and 5.6% for the net periodic benefit cost for 2008.

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 3.0% for the accrued benefit obligation and 2.9% for the net periodic benefit cost) and for post-retirement benefits (set at 3.0% for the accrued benefit obligation and 3.0% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For measurement purposes, a 6.9% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. The rate was assumed to decrease gradually to 4.4% by 2016 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the accrued pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2008. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

SENSITIVITY ANALYSIS

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	PENSION		OTHER POST-RETIREMENT BENEFIT
	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST
	(In millions of dollars)
Expected rate of return on assets Impact of:
1% increase	N/A	($13)	N/A	N/A
1% decrease	N/A	13	N/A	N/A
Discount rate Impact of:
1% increase	($124)	(6)	($12)	($1)
1% decrease	132	12	14	—
Assumed overall health care cost trend Impact of:
1% increase	N/A	N/A	10	2
1% decrease	N/A	N/A	(9)	(1)

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

The following table shows the allocation of the plan assets, based on the fair value of the assets held at December 31, 2008 and the target allocation for 2008:

ALLOCATION OF PLAN ASSETS at December 31	TARGET ALLOCATION		PERCENTAGE PLAN ASSETS AT DECEMBER 31, 2008
	(in %)
Fixed income securities	53	% – 63%	59%
Equity securities	37	% – 47%	41%
Total			100%

Our funding policy is to contribute annually the amount required to provide for benefits earned in the year, to fund solvency deficiencies and to fund past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. We expect to contribute a minimum total amount of $45 million in 2009 compared to $194 million in 2008 to the pension plans. The contributions made in 2008 to the post-retirement benefit plans amounted to $6 million.

The estimated future benefit payments from the plans for the next ten years at December 30, 2008 are as follows:

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS	PENSION PLANS	OTHER POST- RETIREMENT BENEFIT PLANS
	(in millions of dollars)
2009	$110	$5
2010	78	6
2011	79	6
2012	81	6
2013	110	6
2014 – 2018	462	32

At December 31, 2008, Domtar Corporation’s Canadian pension funds had $318 million (CDN $389 million) nominal (book) value of asset backed commercial paper (“ABCP”) that have been restructured under the court order governing the “Montreal Accord” and $39 million (CDN $48 million) nominal (book) value of ABCP in other conduits outside the Montreal Accord, for a total nominal value of $357 million (CDN $437 million). At December 31, 2008, we determined that the estimated fair value of these ABCP investments should be reduced to $198 million (CDN $242 million). The $159 million (CDN $195 million) or 45% valuation adjustment reflected difficult market conditions and the lack of liquidity for these notes. At December 30, 2007, a $58 million (CDN $57 million) or 13% valuation adjustment to the nominal (book) value was taken and reflected in the fair value of plan assets.

There is no active, liquid quoted market for the ABCP held by the Company’s pension plans. Determining the fair value of ABCP is complex and involves an extensive process that includes the use of quantitative modeling and the selection of relevant assumptions to discount future cash flows at an appropriate rate. The discount rate was determined based on an approach that compared the assets of the various trusts to the most comparable quoted index with a comparable credit rating. Given that the index was not actively traded we added a liquidity risk premium to the quoted index. Possible changes that could have a material effect on the future value of the ABCP include (1) changes in the value of the underlying assets, (2) developments related to the liquidity of the ABCP market, and (3) a severe and prolonged economic slowdown in North America.

The largest conduit owned by the pension plans contains mainly synthetic leveraged assets. The valuation methodology relied upon the Dominion Bond Rating Services (“DBRS”) rating of A for the most senior notes in this conduit. According to the DBRS toolbox, this implied a minimum level of seniority for the Noteholders, which in turn implied a discount rate, based upon prevailing market spreads for a senior tranche (with similar seniority) of an investment grade corporate credit default swap index with similar term to maturity. A liquidity premium of 1.75% was added to this spread as well as an increasing spread for the junior notes in this conduit to reflect the risk attached to each series of notes before calculating the present value of all the notes. An increase in the discount rate of 1% would reduce the value by $8 million (CDN $10 million) for these notes. The values of the siloed ineligible and traditional conduits were sourced mainly from the Information for Noteholders document provided in March 2008 with additional discounts provided for certain of the conduits.

For conduits outside the Montreal Accord that had mainly synthetic assets, a similar methodology was used, taking into account the particularities of each conduit.

We do not expect liquidity issues to affect the pension funds since pension fund obligations are primarily long-term in nature. Losses in the pension fund investments, if any, would result in future increased contributions by us or our Canadian subsidiaries. Additional contributions to these pension funds would be required to be paid over five-year or ten-year periods depending upon applicable provincial jurisdiction and its requirements for amortization. Losses, if any, would also impact operating earnings over a longer period of time and immediately increase liabilities and reduce equity.

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

On a quarterly basis, we assess the need to establish a valuation allowance for deferred tax assets and, if it is deemed more likely than not that our deferred tax assets will not be realized based on these taxable income projections, a valuation allowance is recorded. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires significant judgment. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

Our short-term deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions for restructuring, as well as a portion of our net operating loss carry forwards. The majority of these items are expected to be utilized or paid out over the next year. Our long-term deferred tax assets and liabilities are mainly composed of temporary differences pertaining to plant, equipment, pension and post-retirement liabilities, the remaining portion of net operating loss carry forwards and others items, net of valuation allowance on a portion of our Canadian deferred tax assets. Estimating the ultimate settlement period, requires judgment and our best estimates. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense as recorded in our results of operations.

In addition, American and Canadian tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. On January 1, 2007, we adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 had no impact on our consolidated financial statements. At December 31, 2008, we had gross unrecognized tax benefits of $45 million. Refer to Item 8, Financial Statements and Supplementary Data, Note 10, of this Annual Report on Form 10-K for detail on the unrecognized tax benefits.

Closure and Restructuring Costs

Closure and restructuring costs are recognized as liabilities in the period when they are incurred and are measured at their fair value. For such recognition to occur, management, with the appropriate level of authority, must have approved and committed to a firm plan and appropriate communication to those affected must have occurred. These provisions require an estimation of costs such as severance and termination benefits, pension and curtailments and environmental remediation, and an evaluation of the fair value of the working capital and property, plant and equipment is required to determine the required write-offs, if any. The closure and restructuring expense also includes costs relating to demolition, training and outplacement.

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring costs are based on management’s best estimates of future events at December 31, 2008. Closure costs and restructuring estimates are dependent on future events. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital and property, plant and equipment write-downs may be required in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products: [1]
Papers
20-lb repro bond, 92 bright (copy)	$15
50-lb offset, rolls	5
Coated publication No.5, 40-lb offset, rolls	2
Other	25
Pulp—net position	15
Wood (lumber) [2]	10

Interest rate (1% change in interest rate on our floating rate debt)	8

Foreign exchange, excluding depreciation and amortization (US $0.01 change in relative value to the Canadian dollar before hedging)	13

Energy [3]
Natural gas: $0.25/MMBtu change in price before hedging	4
Crude oil: $10/barrel change in price before hedging	3

1	Based on estimated 2009 capacity (ST, ADMT or MFBM).
2	Based on estimated 2009 capacity for operating sawmills only.
3	Based on estimated 2009 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

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

CREDIT RISK

We are exposed to credit risk on the accounts receivables from our customers. In order to reduce this risk, we review new customers’ credit histories before granting credit and conduct regular reviews of existing customers’ credit performance. In addition, we aim to not rely heavily on a small number of significant customers, and we do not have a customer in 2008 that represent more than 10% of our total sales. We buy credit insurance to mitigate part of our exposure to credit risk. As at December 31, 2008, one of our Papers segment customers located in the United States represented 11% ($54 million) (December 30, 2007—6% ($31 million)) of our receivables balance, prior to the effect of the receivables securitization.

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

FOREIGN CURRENCY RISK

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. Approximately 17% of our uncoated freesheet paper production capacity and 58% of our trade pulp production capacity as well as our Wood business are located in Canada, with manufacturing costs primarily denominated in Canadian dollars. Also, certain assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar relative to the U.S. dollar. See Item 1A, Risk Factors—“The Company is affected by changes in currency exchange rates.” We may use derivative instruments (currency options and forward foreign exchange contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates. See the “Derivative instruments and hedging activities” section below for more information on our derivative instruments.

COST RISK

We purchase natural gas at the prevailing market price at the time of delivery and, as such, are subject to fluctuations in market prices. In order to manage the cash flow risk associated with purchases of natural gas, we use natural gas swaps to mitigate our exposure to fluctuations in natural gas prices for our forecasted natural gas purchases for periods of up to three years as part of our hedging program. See the “Derivative instruments and hedging activities” section below for more information on our derivative instruments.

Derivative Instruments And Hedging Activities

We may use derivative instruments (currency options and forward foreign exchange contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates. Our risk management policy allows us to hedge a significant portion of our exposure to fluctuations in foreign currency exchange rates for periods up to three years. Forward foreign exchange contracts are contracts whereby we have the obligation to buy Canadian dollars at a specific rate. Currency options purchased are contracts whereby we have the right, but not the obligation, to buy Canadian dollars at the strike rate if the Canadian dollar trades above that rate. Currency options sold are contracts whereby we have the obligation to buy Canadian dollars at the strike rate if the Canadian dollar trades below that rate. Our policy is to hedge a significant portion of forecasted purchases in Canadian dollars. Our risk management policy allows us to hedge a significant portion of our forecasted natural gas purchases for periods of up to three years. The swaps are contracts whereby we pay a fixed price per MMBtu and receive a floating price for the same quantity.

We do not enter into derivative financial instruments for trading or speculative purposes. The derivative financial instruments are recorded on the Consolidated Balance Sheet at fair value and are included in prepaid expenses, trade and other payables and other liabilities and deferred credits. The effective portion of the change in the fair value of derivative contracts as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the period in which the hedged transaction occurs. These contracts are entered into with large, reputable financial institutions, which we monitor for counterparty risk.

Fair value measurements for our derivatives are classified under Level 2 (see Note 24 of Item 8, Financial Statements and Supplementary Data) because such measurements are determined using published market prices or are estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates. The forward foreign exchange contracts are valued using the interest rate parity principle and broker quotations taken on Reuters 3000. The currency option contracts are valued using the Garman Kohlhagen Model and broker quotations taken on Reuters 3000. The natural gas swap contracts are valued using the present value of the amount of the contract volume multiplied by the difference between the future prices quoted on NYMEX and the contract price. The quotations used in these models were based on the rates in effect at December 31, 2008.

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

During the year ended December 31, 2008, we entered into natural gas swap and oil contracts to hedge certain future identifiable natural gas and oil purchases. We formally document the relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking the hedge transactions. Natural gas swap contracts used to hedge forecasted natural gas purchases are designated as cash flow hedges. These contracts are used to hedge forecasted purchases over the next two years.

During the year ended December 31, 2008, we recorded an after tax loss of $52 million in accumulated other comprehensive income (loss) concerning these foreign currency and natural gas derivatives, which will be recognized in cost of sales upon maturity of the derivatives during the next three years at the then current values, which may be different from the December 31, 2008 values. At December 31, 2008, the fair value of these contracts were reflected on the Consolidated Balance Sheet at $13 million in prepaid expenses, $57 million in trade and other payables and $6 million in other liabilities and deferred credits.

The natural gas swap contracts were fully effective as of December 31, 2008. The critical terms of the hedging instruments (currency options and foreign exchange forward contracts) and the hedged items match. As a result, there was no material amounts reflected in the Consolidated Statement of Earnings for the year ended December 31, 2008 resulting from hedge ineffectiveness.

During the year ended December 31, 2008, the loss recorded in cost of sales in the Consolidated Statement of Earnings related to the change in the fair value of foreign exchange forward contracts and currency options contracts designated as cash flow hedges that matured during the period was $25 million.

In 2007, we had derivative instruments that were recorded at fair value in the purchase price allocation. As such, hedge accounting was not permitted and these instruments were recorded at fair value with the resulting gains or losses reflected in earnings. For the year ended December 30, 2007, we recorded nil in earnings. At December 30, 2007, we had no derivative instruments outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Reports to Shareholders of Domtar Corporation

Management’s Report on Financial Statements and Practices

The accompanying Consolidated Financial Statements of Domtar Corporation and its subsidiaries (the “Company”) were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best judgments and estimates. The other financial information included in the annual report is consistent with that in the financial statements.

Management has established and maintains a system of internal accounting and other controls for the Company and its subsidiaries. This system and its established accounting procedures and related controls are designed to provide reasonable assurance that assets are safeguarded, that the books and records properly reflect all transactions, that policies and procedures are implemented by qualified personnel, and that published financial statements are properly prepared and fairly presented. The Company’s system of internal control is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), shareholders’ equity, comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Domtar Corporation and its subsidiaries at December 31, 2008 and December 30, 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule information for the years ended December 31, 2008 and December 30, 2007 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Domtar Corporation:

We have audited the combined statements of operations, Business Unit equity, and cash flows of the Weyerhaeuser Fine Paper Business (a Business Unit of Weyerhaeuser Company) for the year then ended December 31, 2006. In connection with our audit of the combined statements, we have also audited financial statement Schedule II. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Weyerhaeuser Fine Paper Business (a Business Unit of Weyerhaeuser Company) for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

March 29, 2007, except as to Notes 6 and 27,

which are as of June 19, 2007, and Note 28,

which is as of September 24, 2007

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Sales	6,394	5,947	3,306
Operating expenses
Cost of sales, excluding depreciation and amortization	5,225	4,757	2,676
Depreciation and amortization	463	471	311
Selling, general and administrative	407	408	174
Impairment and write-down of property, plant and equipment (NOTE 4)	383	92	—
Impairment of goodwill and intangible assets (NOTE 4)	325	4	749
Closure and restructuring costs (NOTE 17)	43	14	15
Other operating income (NOTE 8)	(15)	(69)	(63)

	6,831	5,677	3,862

Operating income (loss)	(437)	270	(556)
Interest expense (NOTE 9)	133	171	—

Earnings (loss) before income taxes	(570)	99	(556)
Income tax expense (NOTE 10)	3	29	53

Net earnings (loss)	(573)	70	(609)

Per common share (in dollars) (NOTE 6)
Net earnings (loss)
Basic	(1.11)	0.15	(2.14)
Diluted	(1.11)	0.15	(2.14)
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	515.5	474.1	284.1
Diluted	515.5	475.9	284.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	December 31, 2008	December 30, 2007
	$	$
Assets
Current assets
Cash and cash equivalents	16	71
Receivables, less allowances of $11 and $9 (NOTE 11)	477	504
Inventories (NOTE 12)	963	936
Prepaid expenses	27	14
Income and other taxes receivable	56	69
Deferred income taxes (NOTE 10)	116	182

Total current assets	1,655	1,776
Property, plant and equipment, at cost	8,963	9,685
Accumulated depreciation	(4,662)	(4,323)

Net property, plant and equipment (NOTE 14)	4,301	5,362
Goodwill (NOTE 13)	—	372
Intangible assets, net of amortization (NOTE 15)	81	111
Other assets (NOTE 16)	67	105

Total assets	6,104	7,726

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	43	63
Trade and other payables (NOTE 19)	646	765
Income and other taxes payable	36	28
Long-term debt due within one year (NOTE 20)	18	17

Total current liabilities	743	873
Long-term debt (NOTE 20)	2,110	2,213
Deferred income taxes and other (NOTE 10)	824	1,003
Other liabilities and deferred credits (NOTE 21)	284	440

Commitments and contingencies (NOTE 23)

Shareholders’ equity
Common stock (NOTE 22) $0.01 par value; authorized 2,000,000,000 shares; issued and outstanding: 494,636,726 and 471,169,959 shares	5	5
Exchangeable shares (NOTE 22) No par value; unlimited shares authorized; issued and held by nonaffiliates: 20,896,301 and 44,252,831 shares	138	293
Additional paid-in capital	2,743	2,573
(Accumulated deficit) retained earnings	(526)	47
Accumulated other comprehensive (loss) income	(217)	279

Total shareholders’ equity	2,143	3,197

Total liabilities and shareholders’ equity	6,104	7,726

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Business Unit equity	Additional paid-in capital	(Accumulated deficit) retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
		$	$	$	$	$	$	$
Balance at December 25, 2005	—	—	—	3,707	—	—	66	3,773
Net loss	—	—	—	(609)	—	—	—	(609)
Foreign currency translation adjustments	—	—	—	—	—	—	19	19
Additional minimum pension liability adjustments, net of tax	—	—	—	—	—	—	6	6
Adjustment to initially adopt SFAS 158	—	—	—	—	—	—	(12)	(12)
Distribution to Weyerhaeuser Co	—	—	—	(246)	—	—	—	(246)
Cash flow hedge fair value adjustment, net of tax	—	—	—	—	—	—	(16)	(16)

Balance at December 31, 2006	—	—	—	2,852	—	—	63	2,915

Contribution of Weyerhaeuser fine paper business to Domtar Corporation	284.1	3	—	—	—	—	—	3
Net earnings to March 6, 2007	—	—	—	23	—	—	—	23
Distribution to Weyerhaeuser Co prior to March 7, 2007	—	—	—	(1,431)	—	—	—	(1,431)
Acquisition of Domtar Inc. (NOTE 3)	231.0	2	500	—	1,032	—	—	1,534
Post closing adjustments (NOTE 1)	—	—	—	(112)	—	—	5	(107)
Transfer of business unit equity	—	—	—	(1,332)	1,332	—	—	—
Conversion of exchangeable shares	—	—	(207)	—	207	—	—	—
Issuance of common shares	0.3	—	—	—	2	—	—	2
Net earnings from March 7 to December 30, 2007 (NOTE 1)	—	—	—	—	—	47	—	47
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	250	250
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax	—	—	—	—	—	—	(39)	(39)

Balance at December 30, 2007	515.4	5	293	—	2,573	47	279	3,197

Conversion of exchangeable shares	—	—	(155)	—	155	—	—	—
Issuance of common shares	0.1	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	(573)	—	(573)
Net derivative losses on cash flow hedges, net of tax	—	—	—	—	—	—	(52)	(52)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(392)	(392)
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax	—	—	—	—	—	—	(53)	(53)
Amortization of prior service costs	—	—	—	—	—	—	1	1

Balance at December 31, 2008	515.5	5	138	—	2,743	(526)	(217)	2,143

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Operating activities
Net earnings (loss)	(573)	70	(609)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	463	471	311
Deferred income taxes (NOTE 10)	(42)	(73)	(52)
Impairment and write-down of property, plant and equipment (NOTE 4)	383	92	—
Impairment of goodwill and intangible assets (NOTE 4)	325	4	749
Gain on repurchase of long-term debt and debt restructuring costs	(11)	25	—
Net gains on disposals of property, plant and equipment and sale of trademarks	(9)	—	—
Stock-based compensation expense	16	12	—
Other	12	(2)	19
Changes in assets and liabilities, net of effects of acquisition
Receivables	7	(39)	(19)
Inventories	(85)	38	43
Prepaid expenses	(19)	6	(2)
Trade and other payables	(117)	68	(79)
Income and other taxes	13	13	—
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(141)	(69)	—
Other assets and other liabilities	(25)	(10)	(4)

Cash flows provided from operating activities	197	606	357

Investing activities
Additions to property, plant and equipment	(163)	(116)	(64)
Proceeds from disposals of property, plant and equipment and sale of trademarks	35	29	1
Business acquisition—cash acquired	—	573	—
Business acquisition—joint venture	(12)	—	—
Other	—	(1)	—

Cash flows provided from (used for) investing activities	(140)	485	(63)

Financing activities
Net change in bank indebtedness	(24)	(21)	—
Change of revolving bank credit facility	10	50	—
Issuance of short-term debt	—	1,350	—
Issuance of long-term debt	—	800	—
Repayment of short-term debt	—	(1,350)	—
Repayment of long-term debt	(95)	(311)	(7)
Debt issue costs	—	(39)	—
Premium on redemption of long-term debt	—	(40)	—
Repurchase of minority interest	—	(28)	—
Distribution to Weyerhaeuser prior to March 7, 2007	—	(1,431)	(287)
Other	—	(5)	—

Cash flows used for financing activities	(109)	(1,025)	(294)

Net increase (decrease) in cash and cash equivalents	(52)	66	—
Translation adjustments related to cash and cash equivalents	(3)	4	—
Cash and cash equivalents at beginning of year	71	1	1

Cash and cash equivalents at end of year	16	71	1

Supplemental cash flow information
Net cash payments for:
Interest	120	155	—
Income taxes	49	112	—

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

For accounting and financial reporting purposes, the Business Unit is considered to be the “Predecessor” to Domtar and as a result, its historical financial statements now constitute the historical financial statements of Domtar. Accordingly, the results reported for 2008 include results of the Successor for the entire period and those reported for 2007 include the results of operations of the Business Unit, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to December 30, 2007.

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

Although Weyerhaeuser Company does not have a continuing proprietary interest in Domtar Corporation, the Company entered into several agreements with Weyerhaeuser Company and/or certain of its subsidiaries in connection with the Transaction, including a tax sharing agreement, an intellectual property licensing agreement, a transition services agreement, fiber and pulp supply agreements and site services agreements. These agreements enabled the Company to continue to operate the Business Unit efficiently following the completion of the Transaction. At the end of 2008, the majority of the transition services agreement is complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

BASIS OF PRESENTATION

The Contribution constituted a transfer of net assets between entities under common control, and as a result, the Company reports the accounts of the Business Unit at their historical cost or carry over basis as of the date of the Contribution. The agreements giving effect to the spin-off of the Business Unit, provide for various post-closing transaction adjustments and the resolution of matters, which the unresolved matters are immaterial at December 31, 2008. The post-closing adjustments made through December 30, 2007 are as follows: $38 million increase in long-term liabilities and decrease in Business Unit equity related to the recognition of other post-retirement benefit obligations (including $3 million for post-employment benefit obligations) that were assumed as part of the Transaction but were not reflected in the historical carve out financial statements of the Weyerhaeuser Fine Paper Business; $21 million increase in deferred tax liabilities and decrease in Business Unit equity related to the contribution of Canadian assets with a tax basis that was different Post-Transaction than was assumed in the carve out financial statements; $44 million decrease in property, plant and equipment related to differences in the carve out basis of shared assets versus the basis of assets actually transferred in the transaction; $4 million increase in trade and other payables.

The combination of Domtar Inc. with the Company constituted, for accounting purposes, the acquisition of Domtar Inc. by Domtar Corporation and, as a result, the Company reports the results of Domtar Inc. starting on March 7, 2007.

For accounting and financial reporting purposes, the Business Unit is considered to be the surviving entity following the Transaction. As a result, the Company is required to present historical financial statements as though it owned only the Business Unit prior to the Transaction. Further, as the Company had no operations and substantially no assets prior to the Contribution, the “Predecessor” financial statements are those of the Business Unit. Accordingly, the results reported for the year ended December 31, 2006 include only the results of operations of the Predecessor and the results reported for the year ended December 30, 2007 include the results of operations of the Predecessor for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to December 30, 2007.

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

The combined statements of earnings (loss) for the Business Unit include allocations of certain costs from Weyerhaeuser directly related to the operations of the Business Unit, including an apportionment of certain centralized general and administrative costs for accounting, human resources, purchasing, information systems, transaction services, payroll processing costs, legal fees and other overhead costs. These centralized costs were allocated to the Business Unit using a three-part apportionment factor based on relative headcount, assets and certain revenue. Weyerhaeuser pension and other post-retirement benefits expense was allocated based on relative salaried headcount, with the exception of pension expense of four Canadian pension plans related solely to the Business Unit which are directly included in the combined statements of operations. Management believes the methodology applied for the allocation of these costs is reasonable. Except for an immaterial amount of interest on capital leases and debt that was assumed by the Company, interest expense has not been allocated to the Business Unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

For purposes of comparability between periods as well as ease of readability, the Predecessor financial statements included herein have been renamed to conform to the conventions used for the 2007 and 2008 annual financial statements including the reference to “consolidated financial statements.”

The consolidated financial statements include the accounts of Domtar Corporation and its controlled subsidiaries. The accounting policies applied by the Successor are the same as the ones applied by the Predecessor. Starting in 2008, the fiscal year is based on calendar year and ends December 31. Fiscal year 2008 consisted of 52 weeks and three days and all other fiscal years presented consisted of 52 weeks, except for fiscal year 2006, which consisted of 53 weeks. The additional three days in 2008 had no significant impact on the Company’s results of operations. To conform with the basis of presentation adopted in the current period, certain figures previously reported have been reclassified.

USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates and assumptions, including those related to environmental matters, useful lives, impairment of long-lived assets and goodwill, pension and other employee future benefit plans, income taxes, closure and restructuring costs, commitments and contingencies and asset retirement obligations, based on currently available information. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

The local currency is considered the functional currency for the Company’s operations outside the United States. Foreign currency denominated assets and liabilities are translated into U.S. dollars at the rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. All gains and losses arising from the translation of the financial statements of these foreign subsidiaries are included in the “Accumulated other comprehensive (loss) income” account under “Shareholders’ equity.”

REVENUE RECOGNITION

Domtar Corporation recognizes revenues when the customer takes title and assumes the risks and rewards of ownership. Revenue is recorded at the time of shipment for terms designated f.o.b (free on board) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when the title and risk of loss are transferred.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of Cost of sales in the consolidated statements of earnings (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CLOSURE AND RESTRUCTURING COSTS

Closure and restructuring costs are recognized as liabilities in the period when they are incurred and are measured at their fair value. For such recognition to occur, management, with the appropriate level of authority, must have approved and committed to a firm plan and appropriate communication to those affected must have occurred. These provisions require an estimation of costs such as severance and termination benefits, pension and curtailments and environmental remediation, and an evaluation of the fair value of the working capital and property, plant and equipment is required to determine the required write-offs, if any. The closure and restructuring expense also includes costs relating to demolition, training and outplacement.

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring costs are based on management’s best estimates of future events at December 31, 2008. Closure costs and restructuring estimates are dependent on future events. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital and property, plant and equipment write-downs may be required in future periods.

INCOME TAXES

Domtar Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The change in the net deferred tax asset or liability is included in earnings and accumulated other comprehensive (loss) income. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain domestic raw materials, in process and finished goods inventories. LIFO inventories were $426 million and $400 million at December 31, 2008 and December 30, 2007, respectively. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are costed at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $97 million and $42 million greater at December 31, 2008 and December 30, 2007, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized and is subject to an impairment test, annually or more frequently if events or changes in circumstances indicate that it might be impaired. For purposes of testing for impairment, the balance of goodwill is assigned to one or more of the Company’s reporting units that are expected to benefit from the synergies of the Transaction. A reporting unit to which goodwill must be assigned is determined to be an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

A Step I impairment test of goodwill of one or more reporting units is accomplished mainly by determining whether the fair value of a reporting unit, based upon discounted estimated cash flows, exceeds the net carrying amount of that reporting unit as of the assessment date. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the sum of the discounted estimated cash flows, a Step II test must be performed whereby the fair value of the reporting unit’s goodwill must be estimated to determine if it is less than its net carrying amount. Fair value of goodwill in the Step II impairment test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

ENVIRONMENTAL COSTS

Environmental expenditures for effluent treatment, air emission, landfill operation and closure, asbestos containment and removal, bark pile management, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, Domtar Corporation incurs certain operating costs for environmental matters that are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted, except for a portion which are discounted due to more certainty with respect to timing of expenditures, and are recorded when remediation efforts are probable and can be reasonably estimated.

ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations are recognized, at fair value, in the period in which Domtar Corporation incurs a legal obligation associated with the retirement of an asset. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated or on a probability-weighted discounted cash flow estimate. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using the credit adjusted risk-free interest rate used to discount the cash flow.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

DERIVATIVE INSTRUMENTS

Derivative instruments are contracts that require or provide an option to exchange cash flows or payments determined by applying certain rates, indices or changes therein to notional contract amounts. Derivative instruments are utilized by Domtar Corporation in the management of foreign currency risk and price risk on certain purchases.

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

In a fair value hedge, hedging instruments are carried at fair value, with changes in fair value recognized in the consolidated statement of earnings (loss). The changes in fair value of the hedged item attributable to the hedged risk is also recorded in the consolidated statement of earnings (loss) by way of a corresponding adjustment of the carrying amount of the hedged items recognized in the consolidated balance sheet.

In a cash flow hedge, the changes in fair value of derivative financial instruments are recorded in other comprehensive income (loss). These amounts are reclassified in the consolidated statement of earnings (loss) in the periods in which results are affected by the cash flows of the hedged item. Hedges of net investments in self-sustaining operations are treated in a manner similar to cash flow hedges. Any hedge ineffectiveness is recorded in the consolidated statement of earnings (loss) when incurred.

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

PENSION PLANS

Domtar Corporation’s plans include funded and unfunded defined benefit pension plans and defined contribution plans. Domtar Corporation recognizes the overfunded or underfunded status of defined benefit pension plans as an asset or liability in the consolidated balance sheets. The net periodic benefit cost includes the following:

•	The cost of pension benefits provided in exchange for employees’ services rendered during the period,

•	The interest cost of pension obligations,

•	The expected long-term return on pension fund assets based on a market value of pension fund assets,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

•	Gains or losses on settlements and curtailments,

•	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately 14 years of the active employee group covered by the plans,

•

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the accrued benefit obligation or market value of plan assets at the beginning of the year over the average remaining service period of approximately 14 years of the active employee group covered by the plans.

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

GUARANTEES

A guarantee is a contract or an indemnification agreement that contingently requires Domtar Corporation to make payments to the other party of the contract or agreement, based on changes in an underlying item that is related to an asset, a liability or an equity security of the other party or on a third party’s failure to perform under an obligating agreement. It could also be an indirect guarantee of the indebtedness of another party, even though the payment to the other party may not be based on changes in an underlying item that is related to an asset, a liability or an equity security of the other party. Guarantees, when applicable, are accounted for at fair value.

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Beginning in fiscal year 2008, the Company has elected to partially adopt SFAS No. 157 in accordance with FASB Staff Position No. FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis including those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value, exit and disposal costs initially measured at fair value, and those initially measured at fair value in a business combination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The major categories of the remaining assets and liabilities that are measured at fair value on a non-recurring basis, for which the Company has not yet applied the provision of SFAS 157 are as follows: impaired long-lived assets (including Property plant and equipment and Intangible assets, Goodwill, asset retirement obligations, and exit and disposal costs).

In February 2008, the FASB issued FSP FAS 157-1, which removes leasing transactions accounted for under FAS 13 and related guidance from the scope of FAS 157. The FSP addresses implementation issued affecting leasing transactions, including those associated with the different definitions of fair value in FAS 13 and 157 and the application of the fair value measurement objective under FAS 157 to estimated residual values of leased properties. The FSP was effective upon initial adoption of FAS 157 and its provisions were adopted by the Company without significant impact.

In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS No. 157 in cases where the market for the asset is not active. FSP FAS 157-3 is effective upon issuance. The Company considered the guidance provided by this FSP in the preparation of the accompanying financial statements.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have an impact on the Company’s consolidated financial position and results of operations (see Note 24). The Company is currently assessing the impact of fully adopting SFAS No. 157 on its future disclosures for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009.

FAIR VALUE OPTION

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No.159). SFAS No.159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No.159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. SFAS No.159 is effective for fiscal years beginning after November 15, 2009. The Company has decided not to adopt the fair value option for any of its existing financial instruments.

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

In tandem with SFAS 141(R), the Emerging Issues Task Force (“EITF”) issued Issue No. 08-6, “Equity Method Investment Accounting Considerations” and Issue No. 08-7, “Accounting for Defensive Intangible Assets” in November 2008. In Issue No. 08-6, the EITF addressed and reached a consensus on a number of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

matters concerning the effects of issuing SFAS 141(R) and 160, “Noncontrolling Interests in Consolidated Financial Statements” on an entity’s application of the equity method under Opinion 18. Some of such matters included the determination of the carrying value of an equity method investment, the use of the other-than-temporary impairment model of Opinion 18, and accounting for share issuances by the investee. To coincide with the effective dates of SFAS 141(R) and 160, the consensus is effective for transactions occurring in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. In Issue No. 08-7, the EITF reached a consensus that, among others, an acquired defensive asset should be accounted for as a separate unit of accounting and that the useful life assigned to it should be based on the period during which the asset would diminish in value. The consensus is effective for defensive assets acquired in fiscal years beginning on or after December 15, 2008 and will not impact the Company unless the Company acquires defensive assets.

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

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of fully adopting SFAS No. 161 in its first quarter of fiscal year 2009.

INTANGIBLE ASSETS

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). This Staff Position amends the factors that should be considered in developing renewal or extensions assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance also provides additional disclosure requirements related to recognized intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of this accounting guidance to materially impact our results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”) providing entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. Prior to SFAS 162, the GAAP hierarchy was set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and had been criticized for being complex. SFAS 162 identified different categories of accounting principles in descending order of authority as being: FASB Statements, FAS Technical Bulletins, AICPA Practice Bulletins and finally Implementation Guides. SFAS 162 further indicated that if the listed sources do not address the specific transaction at hand, other accounting litterature might be consulted while considering their relevance, specificity, and the general recognition of the issuer as an authority. SFAS 162 was effective in November 2008 and the Company adopted its provisions prospectively with no impact.

FINANCIAL ASSETS AND VARIABLE INTEREST ENTITIES

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)–8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. The FSP amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets explaining, among others, their continuing involvement with the assets as well as the nature of any restrictions on assets reported on their statements of financial position that relate to transferred financial assets. The FSP also amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. The FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008. This FSP shall apply for each annual and interim reporting period thereafter. The Company adopted the disclosure requirements of this FSP in the fourth quarter of 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

The total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available. During the fourth quarter of 2007, the Company completed the valuation of all assets and liabilities.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Cash and cash equivalents	$573
Receivables	166
Inventories	448
Prepaid expenses	12
Income and other taxes receivable	10
Deferred income taxes—current	63
Property, plant and equipment	2,469
Intangible assets (NOTE 15)	98
Deferred income taxes—non current	34
Goodwill (NOTE 13)	300
Other assets	39

Total assets	4,212

Less: Liabilities
Bank indebtedness	67
Trade and other payables	410
Income and other taxes payable	15
Long-term debt due within one year	1
Long-term debt	1,660
Deferred income tax liability—non-current	141
Other liabilities and deferred credits	328
Minority interests	28

Total liabilities	2,650

Fair value of net assets acquired at the date of acquisition	1,562

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following unaudited pro-forma information for the years ended December 30, 2007 and December 31, 2006, presents a summary of consolidated results of operations of the Company as if the combination had occurred at the beginning of the respective fiscal periods. These unaudited pro forma results have been prepared for comparative purposes only.

	Year ended December 30, 2007	Year ended December 31, 2006
	(In millions of dollars, unless otherwise noted)

Sales	$6,520	$6,750
Operating expenses, excluding depreciation and amortization and impairment of goodwill and property, plant and equipment	5,646	5,794
Depreciation and amortization	506	458
Impairment of goodwill and property, plant and equipment	96	749

Operating income (loss)	272	(251)
Earnings (loss) before income taxes	70	(448)
Net earnings (loss) applicable to common shares	47	(550)

Basic earnings (loss) per share	0.10	(1.94)
Diluted earnings (loss) per share	0.10	(1.94)
Basic weighted average number of common shares outstanding (millions)	474.1	284.1
Diluted weighted average number of common shares outstanding (millions)	475.9	284.1

The above includes a charge of $749 million for the impairment of goodwill in the year ended December 31, 2006, not deductible for tax purposes, as well as a charge of $29 million for transaction related costs of Domtar Inc. incurred in the year ended December 30, 2007.

NOTE 4.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

IMPAIRMENT OF GOODWILL

Goodwill is not amortized and is subject to an annual goodwill impairment test. This test is carried out more frequently if events or changes in circumstances indicate that goodwill might be impaired. A “Step I” goodwill impairment test determines whether the fair value of a reporting unit exceeds the net carrying amount of that reporting unit, including goodwill, as of the assessment date in order to assess if goodwill is impaired. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the fair value, a “Step II” goodwill impairment test must be performed in order to determine the amount of the impairment charge. The implied fair value of goodwill in this test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination. That is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit represents the implied value of goodwill. To accomplish this Step II test, the fair value of the reporting unit’s goodwill must be estimated and compared to its carrying value. The excess of the carrying value over the fair value is taken as an impairment charge in the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

For purposes of impairment testing, goodwill must be assigned to one or more of our reporting units. The Company tests goodwill at the reporting unit level. All goodwill as of December 30, 2007 resided in the Papers segment.

Step I Impairment Test

The Company determined that the discounted cash flow method (“DCF”) was the most appropriate approach to determine fair value of the reporting unit. The Company has developed our projection of estimated future cash flows for the period from 2009 to 2013 (the “Forecast Period”) to serve as the basis of the DCF as well as a terminal value. In doing so, the Company has used a number of key assumptions and benchmarks that are discussed under “Key Assumptions” below. Our discounted future cash flow analysis resulted in a fair value of the reporting unit below the carrying value of the reporting units net assets.

In order to evaluate the appropriateness of the conclusions of our Step I impairment test, the estimated fair value of the Company as a whole was reconciled to its market capitalization and compared to selected transactions involving the sale of comparable companies.

Step II Impairment Test

In Step II of the impairment test, the estimated fair value of the Papers reporting unit, determined in Step I, was allocated to its tangible and identified intangible assets, based on their relative fair values, in order to arrive at the fair value of goodwill. To this end, different valuation techniques were used to determine the fair values of individual tangible and intangible assets. A depreciated replacement cost method was mainly used to determine the fair value of fixed assets to the extent such values did not have economic obsolescence. Economic obsolescence was based on cash flow projections. For idled mills of the Papers reporting unit, liquidation or salvage values were largely used as an indication of the fair values of their assets. The fair value of identified intangible assets, mainly consisting of marketing, customer and contract-related assets, were determined using an income approach.

The impairment test concluded that goodwill was impaired and the Company recorded a non-cash impairment charge of $321 million was recorded in the fourth quarter of 2008 to reflect the complete write-off of goodwill.

Key Assumptions

The various valuation techniques used in Steps I and II have incorporated a number of assumptions that the Company believes to be reasonable and to reflect forecasted market conditions at the valuation date. Assumptions in estimating future cash flows are subject to a high degree of judgement. The Company makes all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, the Company evaluates the appropriateness of our assumptions as well as our overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions relate to: price trends, material and energy costs, the discount rate, rate of decline of demand, the terminal growth, and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were used in order to develop projections for the forecast period. Examples of such benchmarks and other assumptions include:

•

Revenues—the evolution of pulp and paper pricing over the forecast period was based on data from Resource Information Systems Inc. (“RISI”), an authoritative independent source in the global forest products industry.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

•

Direct costs mainly consisted of fiber, wood, chemical and energy costs. The evolution of these direct costs over the forecast period was based on data from a number of benchmarks related to: selling prices of pulp, oil prices, housing starts, US producer price index, mixed chemical index, corn, natural gas, coal and electricity.

•	Foreign exchange rate estimates were based on a number of economic forecasts including those of Consensus Economics, Inc. reports.

•

Discount rate—The discount rate used to determine the present value of the Papers reporting unit’s forecasted cash flows represented our weighted average cost of capital (“WACC”). Our WACC was determined to be between 10.5% and 11%.

•

Rate of decline of demand & terminal growth rate—the Company assumed that a number of business and commercial papers would see demand declines in line with industry expectations. This was reflected in our assumptions in the rate of decline in demand over the forecast period as well as in our assumption of the terminal growth rate.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the long-lived assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the long-lived assets exceeds their estimated undiscounted future cash flows in order to assess if the assets are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets a Step II impairment test must be carried out to determine the impairment charge. In Step II, long-lived assets are written down to their estimated fair values. Given there is generally no readily available quoted value for our long-lived assets, the Company determines fair value of long-lived assets using the estimated discounted future cash flow (“DCF”) expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The DCF in step II is based on the undiscounted cash flows in Step I.

Dryden Pulp and Paper Mill

In the fourth quarter of 2008, as a result of the decision to permanently shut down the remaining paper machine and converting center of the Dryden mill, the Company wrote-off of $11 million of the net book value to bring these assets to their estimated net recoverable amount. Given the substantial change in use of the pulp and paper mill, the Company conducted a Step I impairment test on the remaining Dryden pulp mill operations fixed assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, the forecasted exchange rate for the U.S. dollar and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” above.

Step I of the impairment test demonstrated that the carrying values of the fixed assets exceeded their estimated undiscounted future cash flows, indicating that impairment exists. A step II test was undertaken to determine the fair value of the remaining assets and the Company recorded a non-cash impairment charge of $265 million in the fourth quarter of 2008, to reduce the assets to their estimated fair value.

Columbus Paper Mill

During the fourth quarter of 2008, the Company was informed that beginning in early 2009 our Columbus mill would cease to benefit from a favorable power purchase agreement. This change in circumstances impacted the profitability outlook for the foreseeable future and trigger the need for a Step I impairment test of the fixed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” above.

Step I of the impairment test demonstrated that the carrying values of the fixed assets exceeded their estimated undiscounted future cash flows, indicating that impairment exists. A step II test was undertaken to determine the fair value of the remaining assets and the Company recorded an impairment charge of $95 million in the fourth quarter of 2008, to reduce the assets to their estimated fair value.

Wood Segment

In the fourth quarter of 2008, the Company conducted an impairment test on the fixed assets and intangible assets (“the Asset Group”) of the Wood reportable segment. The need for such test was triggered by operating losses sustained by the segment in 2007 and 2008 as well as short-term forecasted operating losses. Estimates of undiscounted future cash flows used to test the recoverability of the Asset Group included key assumptions related to trend prices, inflation-adjusted cost projections, the forecasted exchange rate for the U.S. dollar and the estimated useful life of the Asset Group. The Company believes such assumptions to be reasonable and to reflect forecasted market conditions at the valuation date. They involve a high degree of judgment and complexity and reflect our best estimates with the information available at the time our forecasts were developed. To this end, the Company evaluates the appropriateness of our assumptions as well as our overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions were related to trend prices (based on data from Resource Information Systems Inc., (or “RISI”) an authoritative independent source in the global forest products industry) material and energy costs and foreign exchange rates (based on a number of economic forecasts including those of Consensus Economics, Inc. reports). A number of benchmarks from independent industry and other economic publications were used in order to develop projections for the forecast period.

The following table summarizes the approximate impact that a change in certain key assumptions would have on the estimated undiscounted future cash flows, while holding all other assumptions constant:

Key Assumptions	Increase of	Approximate impact on the undiscounted cash flows
	(In millions of dollars)
Foreign exchange rates	5%	(156)
Lumber pricing	5%	215
Lumber shipments	5%	82

The Company completed the Step I impairment test with the conclusion that the recognition of an impairment loss for the Wood reportable segment in long-lived assets was not required as the aggregate estimated undiscounted future cash flows exceeded the carrying value of the Asset Group of $177 million by a significant amount.

Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

Lebel-sur-Quévillon Pulp Mill and Sawmill

Pursuant to the decision in the fourth quarter of 2008 to permanently shut down the Lebel-sur-Quévillon, Quebec pulp mill and sawmill of the Papers and Wood reportable segments, respectively, the Company has recorded a non-cash write-off of $4 million related to fixed assets at both locations consisting mainly of a turbine, a recovery system and saw lines. The write-off represents the difference between the estimated liquidation or salvage values of the fixed assets and their carrying values.

White River Sawmill

In the fourth quarter of 2008, the net assets of the White River sawmill of the Wood reportable segment were held for sale and measured at the lower of the sawmill’s carrying value or estimated fair value less cost to sell. The fair value was determined by analyzing values assigned to it in a current potential sale transaction together with conditions prevailing in the markets where the sawmill operates. Pursuant to such analysis, non-cash write-offs amounting to $8 million related to fixed assets and $4 million related to intangible assets were recorded in the fourth quarter of 2008 to reflect the difference between their respective estimated fair values less cost to sell and their carrying values. The Company is currently in the process of examining a potential transaction for the disposal of the sawmill, on which the Company expects to be able to reach an agreement in the first quarter of 2009 and complete the full disposal in the remainder of the year.

NOTE 5.

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

On February 20, 2008, a second grant under the Omnibus Incentive Plan was provided to executives and other key employees as follows:

PERFORMANCE CONDITIONED RESTRICTED STOCK UNITS (“PCRSUS”)

On February 20, 2008, the Company granted 766,570 (2007–1,381,100) PCRSUs having a weighted average grant date fair value of $6.71 (2007-$10.44) and a weighted average remaining contractual life of approximately 24 months (2007–24 months). Each PCRSU is equivalent in value to one common share and is subject to a service condition as well as a performance or market condition. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the period to vesting. No awards vest when the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. Upon vesting, the participants will receive common shares of the Company or in certain instances cash of an equivalent value.

At December 31, 2008, one market condition for the first measurement period, related to the 2008 grant, was achieved. As such, this portion of the 2008 PCRSU grant, representing 47,816 units, will cliff vest on December 31, 2010.

At December 30, 2007, one market condition for the first measurement period related to the 2007 grant was achieved. As such, this portion of the PCRSU grant, representing 76,665 units, will cliff vest on December 31, 2009.

No other market or performance condition was met related to the 2008 or 2007 PCRSU grants as at December 31, 2008.

RESTRICTED STOCK UNITS (“RSUs”)

On February 20, 2008, the Company granted 590,380 (2007–818,250) RSUs having a weighted average grant date fair value of $6.71 (2007-$10.64) and a weighted average remaining contractual life of approximately 26 months (2007–23 months). The Company will deliver one share of common stock in settlement of each outstanding RSU that has vested in accordance with the stipulated service conditions. The awards cliff vest at various dates up to February 20, 2011 (2007– February 28, 2010).

DEFERRED STOCK UNITS (“DSUs”)

The Company delivers, on a quarterly basis, DSUs to its Directors that vest immediately on the grant date. The Company will deliver at the option of the holder either one share of common stock or the cash equivalent of the fair market value on settlement of each outstanding DSU (including dividend equivalents accumulated) upon termination of service. In 2008, the Company granted 286,176 DSU’s (2007–103,132).

NON-QUALIFIED STOCK OPTIONS

On February 20, 2008, the Company granted 340,500 (2007 – 615,900) stock options, having an exercise price of $6.71 (2007—$10.64) and grant date fair value of $2.03 (2007—$2.88). The stock options vest at various dates up to February 20, 2011 if certain market conditions are met in addition to a service period. Upon exercise, the option holders may elect to proceed with a cashless exercise and receive common shares net of the deduction for cashless exercise. The options expire at various dates no later than seven years from the date of grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

For the year ended December 31, 2008, compensation expense recognized in the Company’s results of operations was approximately $16 million (2007—$15 million) for all of the outstanding awards. Compensation cost not yet recognized amounts to approximately $11 million (2007 - $29 million) and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

SUMMARY OF OUTSTANDING AWARDS

Details regarding Domtar Corporation outstanding awards are presented in the following tables:

NUMBER OF AWARDS	PCRSU	RSU/RSA	DSU
Outstanding at January 1, 2007	—	—	—
Exchanged pursuant to the Transaction	—	875,733	406,533
Granted	1,381,100	818,250	103,132
Forfeited/expired	—	(1,179)	—
Exercised/settled	—	—	(131,573)

Total outstanding at December 30, 2007	1,381,100	1,692,804	378,092
Granted	766,570	590,380	286,176
Forfeited/expired	(54,030)	(82,794)	—
Exercised/settled	—	(310,171)	(56,053)

Total outstanding at December 31, 2008	2,093,640	1,890,219	608,215

OPTIONS	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at January 1, 2007	—	—
Exchanged pursuant to the Transaction	4,869,502	7.33
Granted	615,900	10.64
Exercised	(295,416)	7.82
Forfeited/expired	(69,114)	8.20

Outstanding at December 30, 2007	5,120,872	7.69	5.4	2.5

Options exercisable at December 30, 2007	2,040,578	7.84	4.2	0.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

OPTIONS	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at December 30, 2007	5,120,872	7.69	5.4	2.5
Granted	340,500	6.71	6.1	—
Exercised	(11,139)	6.54	—	—
Forfeited/expired	(264,267)	8.38	—	—

Outstanding at December 31, 2008	5,185,966	7.59	4.6	—

Options exercisable at December 31, 2008	2,851,571	6.32	4.1	—

SARs	Number of SARs	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at January 1, 2007	—	—
Exchanged pursuant to the Transaction	195,395	6.58

Outstanding at December 30, 2007	195,395	6.58	7.5	0.2

SARs exercisable at December 30, 2007	14,644	6.27	6.8	—

SARs	Number of SARs	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at December 30, 2007	195,395	6.58	7.5	0.2
Forfeited	(6,818)	6.29

Outstanding at December 31, 2008	188,577	6.05	5.8	—

SARs exercisable at December 31, 2008	99,633	6.25	6.1	—

The fair value of the stock options granted in 2008 was estimated at the date of grant using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted.

	2008	2007
Dividend yield	0%	0%
Expected volatility	39%	30% – 35%
Risk-free interest rate	3%	4% – 5%
Expected life	4 years	4 to 6 years

The weighted average grant date fair value for the options and stock appreciation awards exchanged pursuant to the transaction was $3.27.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

EARNINGS (LOSS) PER SHARE

The following table provides the reconciliation between basic and diluted earnings (loss) per share:

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
Net earnings (loss)	$(573)	$70	$(609)

Weighted average number of common and exchangeable shares outstanding (millions)	515.5	474.1	284.1
Effect of dilutive securities (millions)	—	1.8	—

Weighted average number of diluted common and exchangeable shares outstanding (millions)	515.5	475.9	284.1

Basic net earnings (loss) per share (in dollars)	$(1.11)	$0.15	$(2.14)
Diluted net earnings (loss) per share (in dollars)	$(1.11)	$0.15	$(2.14)

The following provides the securities that could potentially dilute basic earnings (loss) per share in the future but were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive:

	December 31, 2008	December 30, 2007
Restricted stock units	702,604	—
Options	5,185,966	—
Performance-based awards	1,242,601	2,924,668

The calculation of earnings per common share for the year ended December 31, 2008 is based on the weighted average number of Domtar common stock outstanding during the year. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common stock. Stock options to purchase common shares are excluded in the computation of diluted net earnings (loss) per share in periods because to do so would have been anti-dilutive.

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

The weighted average number of shares of Domtar Corporation common stock outstanding for the year ended December 31, 2006 assumes that all such common stock outstanding immediately after the contribution of the Business Unit but before the acquisition of Domtar Inc. was outstanding since December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2008, the pension expense was $21 million (2007—$16 million; 2006—$7 million).

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

The pension expense and the obligation related to the defined benefit plans are actuarially determined using management’s most probable assumptions.

Components of net periodic benefit cost for pension plans	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Service cost for the year	36	40	7
Interest expense	78	74	15
Expected return on plan assets	(80)	(86)	(26)
Curtailment loss (gain)	4	(1)	—
Settlement loss	7	7	—
Amortization of prior year service costs	1	1	1
Special termination benefits	6	—	—

Net periodic benefit cost	52	35	(3)

The components of net periodic benefit cost for pension plans for the year ended December 31, 2006, as disclosed in the table above, include the components for the Canadian Plans only.

Components of net periodic benefit cost for other post-retirement benefit plans	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Service cost for the year	$3	$5	$11
Interest expense	6	5	—
Curtailment gain	(2)	(3)	—

Net periodic benefit cost	7	7	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The Company’s pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, to fund solvency deficiency and to fund past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits.

The Company expects to contribute a minimum total amount of $45 million in 2009 compared to $194 million in 2008 (2007—$106 million) to the pension plans. The contributions made in 2008 to the other post-retirement benefit plans amounted to $6 million (2007—$5 million).

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 31, 2008 and December 30, 2007, the measurement date for each year:

	December 31, 2008		December 30, 2007
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Accrued benefit obligation at beginning of year	1,735	115	318	—
Post-closing adjustment (Note 1)	—	—	—	35
Service cost for the year	36	3	40	5
Interest expense	78	6	74	5
Plan participants’ contributions	7	—	7	—
Actuarial gain	(274)	(6)	(24)	(5)
Plan amendments	32	—	3	—
Benefits paid	(94)	(6)	(89)	(5)
Settlement	(137)	—	(92)	—
Curtailment	(6)	(2)	(15)	(2)
Acquisition of Domtar Inc. (Note 3)	—	—	1,254	71
Effect of foreign currency exchange rate change	(262)	(15)	259	11
Special termination benefits	6	—	—	—

Accrued benefit obligation at end of year	1,121	95	1,735	115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets reflecting the actual return on plan assets, the contributions and the benefits paid during the year:

	December 31, 2008		December 30, 2007
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Fair value of assets at beginning of year	1,588	—	333	—
Actual return on plan assets	(267)	—	(19)	—
Employer contributions	194	6	106	5
Plan participants’ contributions	7	—	7	—
Benefits paid	(94)	(6)	(89)	(5)
Settlement	(137)	—	(92)	—
Acquisition of Domtar Inc. (Note 3)	—	—	1,102	—
Effect of foreign currency exchange rate change	(246)	—	240	—

Fair value of assets at end of year	1,045	—	1,588	—

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

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2008:

	Target allocation	Percentage plan assets as at December 31, 2008	Percentage plan assets as at December 30, 2007
Fixed income securities	53% – 63%	59%	62%
Equity securities	37% – 47%	41%	38%

Total		100%	100%

ASSET BACKED COMMERCIAL PAPER

At December 31, 2008, Domtar Corporation’s Canadian pension funds had $318 million (CDN $389 million) nominal (book) value of asset backed commercial paper (“ABCP”) that have been restructured under the court order governing the “Montreal Accord” and $39 million (CDN $48 million) nominal value of ABCP in other conduits outside the Montreal Accord, for a total nominal value of $357 million (CDN $437 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

At December 31, 2008, the Company determined that the fair value of these ABCP investments should be reduced to $198 million (CDN $242 million). The $159 million (CDN $195 million) or 45% valuation adjustment reflected difficult market conditions and the lack of liquidity for these notes. At December 30, 2007, a $58 million (CDN $57 million) or 13% valuation adjustment to the nominal (book) value was taken, and reflected in the fair value of plan assets.

There is no active, liquid quoted market for the ABCP held by the Company’s pension plan. Determining the fair value of ABCP is complex and involves an extensive process that includes the use of quantitative modeling and the selection of relevant assumptions to discount future cash flows at an appropriate rate. The discount rate was determined based on an approach that compared the assets of the various trusts to the most comparable quoted index with a comparable credit rating. Given that the index was not actively traded, we added a liquidity risk premium to the quoted index. Possible changes that could have a material effect on the future value of the ABCP include (1) changes in the value of the underlying assets, (2) developments related to the liquidity of the ABCP market, and (3) a severe and prolonged economic slowdown in North America.

The largest conduit owned by the pension plans contains mainly synthetic leveraged assets. The valuation methodology relied upon the Dominion Bond Rating Services (“DBRS”) rating of A for the most senior notes in this conduit. According to the DBRS toolbox, this implied a minimum level of seniority for the noteholders, which in turn implied a discount rate, based upon prevailing market spreads for a senior tranche (with similar seniority) of an investment grade corporate credit default swap index with similar term to maturity. A liquidity premium of 1.75% was added to this spread as well as an increasing spread for the junior notes in this conduit to reflect the risk attached to each series of notes before calculating the present value of all the notes. An increase in the discount rate of 1% would reduce the value by $8 million (CDN $10 million) for these notes. The values of the siloed ineligible and traditional conduits were sourced mainly from the Information for Noteholders document provided in March 2008 with additional discounts provided for certain of the conduits.

For conduits outside the Montreal Accord that had mainly synthetic assets, a similar methodology was used, taking into account the particularities of each conduit.

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

	December 31, 2008		December 30, 2007
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,121)	(95)	(1,735)	(115)
Fair value of assets at end of year	1,045	—	1,588	—

Funded status	(76)	(95)	(147)	(115)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	December 31, 2008		December 30, 2007
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Trade and other payables (Note 19)	—	(4)	(3)	(5)
Other liabilities and deferred credits (Note 21)	(93)	(91)	(182)	(110)
Other assets (Note 16)	17	—	38	—

Net amount recognized in the consolidated balance sheet	(76)	(95)	(147)	(115)

The following table presents the amount not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income.

	December 31, 2008		December 30, 2007
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Prior year service cost	(35)	—	(11)	—
Accumulated gain (loss)	(119)	9	(79)	10

Accumulated other comprehensive income (loss)	(154)	9	(90)	10

The following table presents the pre-tax amounts included in other comprehensive income.

	Year ended December 31, 2008		Year ended December 30, 2007
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Prior year service cost	(30)	—	(4)	—
Amortization of prior year service cost	4	—	2	—
Net gain (loss)	(68)	6	(75)	10
Amortization of net actuarial loss	9	—	7	—

Net amount recognized in other comprehensive income (pre-tax)	(85)	6	(70)	10

An estimated amount of $6 million for pension plans and $1 million for other post-retirement benefit plans will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2009.

At December 31, 2008, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value of plan assets were $854 million and $760 million, respectively (2007—$1,344 million and $1,158 million, respectively).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2008 are as follows:

	Pension plans	Other post-retirement benefit plans
	$	$
2009	110	5
2010	78	6
2011	79	6
2012	81	6
2013	110	6
2014 – 2018	462	32

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the accrued benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

Pension plans	December 31, 2008	December 30, 2007	December 31, 2006
Accrued benefit obligation
Discount rate	7.3%	5.5%	5.2%
Rate of compensation increase	3.0%	2.7%	3.3%

Net periodic benefit cost
Discount rate	5.5%	5.2%	5.2%
Rate of compensation increase	2.9%	2.8%	3.3%
Expected long-term rate of return on plan assets	6.3%	6.2%	9.5%

Discount rate for Canadian plans: 7.5% based on a model whereby cash flows are projected for hypothetical plans and are discounted using a spot rate yield curve developed from bond yield data for AA corporate bonds provided by PC Bond Analytics with an adjustment to the yields to disregard yields provided for 25-year and 30-year maturities, a constant spot rate was assumed from 20 years (25 years at end of October) onward.

Discount rate for US plans: 6.0% based on Domtar’s expected cash flows in the Mercer Yield Curve which is based on bonds rated AA or better by Moody’s, excluding callable bonds, bonds of less than a minimum issue size, and certain other bonds

Other post-retirement benefit plans	December 31, 2008	December 30, 2007	December 31, 2006
Accrued benefit obligation
Discount rate	6.9%	5.6%	N/A
Rate of compensation increase	3.0%	2.9%	N/A

Net periodic benefit cost
Discount rate	5.6%	5.3%	N/A
Rate of compensation increase	3.0%	3.0%	N/A

Effective January 1, 2009, the Company will use 6.85% as the expected return on plan assets, which reflects the current view of long-term investment returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The 2008 expected return on plan assets assumption was based on an analysis of the target asset allocation and expected return by asset class. This rate is adjusted for an equity risk premium and by 0.7% to take into consideration the active investment management portion of the plan assets.

For measurement purposes, a 6.9% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2009. The rate was assumed to decrease gradually to 4.4% by 2016 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
	$	$
Impact on net periodic benefit cost for other post-retirement benefit plans	2	(1)
Impact on accrued benefit obligation	10	(9)

NOTE 8.

OTHER OPERATING INCOME

Other operating expenses (income) are an aggregate of both recurring and occasional expenses (income) items and, as result, can fluctuate from year to year. The Company’s other operating expenses (income) include the following:

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Gain on lawsuit settlement	—	(39)	—
Gain on insurance claim	—	(12)	—
Gain on financial instruments	—	(18)	—
Gain on sale of trademarks	(6)
Foreign exchange gain	(5)	(5)	—
Antidumping and countervailing duties refund	—	—	(65)
Other	(4)	5	2

Other operating income	(15)	(69)	(63)

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

In 2007, the Company won a settlement of approximately $12 million for past insurance claims relative to the recovery of past legal expenses incurred related to Phenolic foam insulation warranty claims.

In conjunction with the Transaction, the various financial instruments of Domtar Inc. were recorded at fair value and, as such, did not meet the requirements for hedge accounting. As a result, Domtar Corporation accounted for these contracts at their fair value with resulting gains and losses included as a component of Other operating income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

NOTE 9.

INTEREST EXPENSE

The following table presents the components of interest expense:

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Interest on long-term debt	132	142	—
Premium and fees on debt-for-debt exchange	1	50	—
Gain on repurchase of long-term debt	(11)	—	—
Reversal of fair value increment on Canadian debentures	—	(25)	—
Receivables securitization (Note 11)	5	5	—
Amortization of debt issue costs and other	6	4	—

	133	176	—
Less: Income from short-term investments	—	5	—

	133	171	—

NOTE 10.

INCOME TAXES

The Components of Domtar Corporation’s earnings (loss) before income taxes by taxing jurisdiction were:

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
U.S. earnings (loss)	15	217	(541)
Foreign losses	(585)	(118)	(15)

Earnings (loss) before income taxes	(570)	99	(556)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

Provisions for income taxes include the following:

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
U.S. Federal and State:
Current	45	102	105
Deferred	(11)	(30)	(55)

Foreign:
Current	—	—	—
Deferred	(31)	(43)	3

Income tax expense	3	29	53

The provisions for income taxes of Domtar Corporation differ from the amounts computed by applying the statutory income tax rate of 35% to earnings (loss) before income taxes due to the following:

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
U.S. federal statutory income tax	(199)	35	(195)
State and local income taxes, net of federal income tax benefit	4	10	7
Foreign income tax rate differential	25	5	(2)
Tax credits	(6)	(6)	(12)
Goodwill impairment	113	1	262
Tax rate changes	1	(15)	(3)
Uncertain tax positions	8	4	—
U.S. manufacturing deduction	(2)	(5)	(3)
Valuation allowance on deferred tax assets	52	—	—
Other	7	—	(1)

Income tax expense	3	29	53

During 2008, the Company recorded a goodwill impairment charge of $321 million with no tax benefit and both the Canadian and U.S. effective tax rates being impacted as a result. The Canadian effective tax rate was also impacted by the valuation allowance taken on net Canadian deferred tax assets in the amount of $52 million.

Deferred tax assets and liabilities are based on tax rates that are expected to be in effect in future periods when deferred items reverse. Change in tax rates or tax laws affect the expected future benefit or expense. The effect of such changes that occurred during each of the last three fiscal years is reflected as “Tax rate changes” in the table above. During the first quarter of 2007, the income tax expense included an out-of-period adjustment which decreased the expense by approximately $6 million. This out-of-period adjustment is the result of an omission to account for a change in Canadian federal tax rate which occurred in the second quarter of 2006. Also, Domtar Corporation recognized an additional deferred tax benefit of $5 million resulting from a change in the federal rate in Canada, $3 million in South Carolina and $1 million in Texas. During 2006, Domtar Corporation recognized a deferred tax benefit of $3 million resulting from a change in the Texas state tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

In addition, the Company recognized accrued interest of approximately $1 million (2007 – nil) on uncertain tax liabilities during 2008 as a component of tax expense which is reflected as “Uncertain tax positions” in the table above.

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2008 and December 30, 2007 are comprised of the following:

	December 31, 2008	December 30, 2007
	$	$
Accounting provisions	82	90
Net operating loss carryforwards and other deductions	298	306
Pension and other employee future benefit plans	52	90
Inventory	9	34
Other	10	23

Gross deferred tax assets	451	543
Valuation allowance	(111)	(72)

Net deferred tax assets	340	471

Property, plant and equipment	(960)	(1,157)
Impact of foreign exchange on long-term debt and investments	(29)	(71)

Total deferred tax liabilities	(989)	(1,228)

Included in:
Deferred income tax assets	116	182
Other assets (Note 16)	22	27
Income and other taxes payable	(8)	—
Deferred income taxes and other	(779)	(966)

Net deferred tax liabilities	(649)	(757)

At March 7, 2007, the Company assumed federal net operating loss carry forwards and scientific research and experimental development expenditures not previously deducted of approximately $773 million ($213 million in Canada and $560 million in the U.S).

At December 31, 2008, Domtar Corporation had U.S. federal net operating loss carryforwards of $432 million which expire between 2017 and 2021. The U.S. federal net operating losses are subject to annual limitations under Section 382 and SRLY (separate return limitation year) provisions of the Internal Revenue Code of 1986, as amended (the “Code”), that can vary from year to year. Canadian federal losses and scientific research and experimental development expenditures not previously deducted represent an amount of $302 million (CDN$369 million), out of which losses in the amount of $158 million (CDN$193 million) will begin to expire in 2027. However, a valuation allowance has been applied against these Canadian deferred tax assets to reduce them to zero.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets in the U.S., notwithstanding that they are subject to annual limitations under Section 382 and SRLY provisions of the Code.

The Company has established a valuation allowance against net deferred tax assets of the Canadian subsidiaries resulting in a valuation allowance of $111 million at December 31, 2008. Domtar Corporation Canadian subsidiaries incurred substantial book losses over 2007 and 2008 (including the impairment and closure costs related to our Dryden facility). Forecasted results for the Canadian operations did not provide sufficient positive evidence to overcome the existing negative evidence related to the accumulated book losses. Consequently, the Company recorded a charge in the amount of $52 million to establish a valuation allowance against all of our remaining net Canadian deferred tax assets that arose during 2008 and prior. The valuation allowance primarily relates to deferred tax assets arising from the Canadian net operating loss, scientific research and experimental development expenditures not previously deducted and tax depreciable assets for which utilization in the foreseeable future is uncertain. Consequently, any income tax benefit recorded on future operating losses generated in these Canadian operations may be offset by additional increases to the valuation allowance. This may have a negative impact on our overall effective income tax rate in future periods.

The Company does not provide for a U.S. income tax liability on undistributed earnings of our Canadian subsidiaries. The earnings of the Canadian subsidiaries, which reflect full provision for Canadian income taxes, are currently indefinitely reinvested in Canadian operations or will be remitted substantially free of additional tax to Domtar Corporation. Temporary differences related to our investment in our Canadian subsidiaries do not result in any unrecognized deferred tax liability.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 had no impact on the consolidated financial statements of the Company. At December 31, 2008, the Company had gross unrecognized tax benefits of approximately $45 million (2007—$40 million). If recognized in 2009, these tax benefits would impact the effective tax rate, except the amounts related to the Canadian subsidiaries for which a valuation allowance is recorded on the net deferred tax assets. These amounts represent the gross amount of exposure in individual jurisdictions and does not reflect any additional benefits expected to be realized if such positions were sustained, such as a federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31, 2008	December 30, 2007
	$	$
Balance at beginning of year	40	—
Domtar Inc. March 7, 2007 opening balances (Note 3)	—	35
Additions based on tax positions related to current year	7	4
Additions for tax positions of prior years	6	—
Reductions for tax positions of prior years	(6)	—
Interest	1	—
Foreign exchange impact	(3)	2
Federal rate changes	—	(1)

Balance at end of year	45	40

The Company recognized approximately $1 million for interest accrual associated with unrecognized tax benefits during the year ended December 31, 2008 (2007 – nil).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The Company and its subsidiaries will file one consolidated U.S. federal income tax return for 2008 as well as separate and combined State returns and in Canada. At December 31, 2008, the Company’s subsidiaries are subject to U.S. and Canadian federal income tax examinations for the tax years 2004 through 2007, with years prior to 2003 being closed from a cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized or is still a carryforward until utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition. The Company does not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, audit outcomes and the timing of audit settlement are subject to significant uncertainty.

TAX SHARING AGREEMENT

In conjunction with the Transaction, the Company signed a Tax Sharing Agreement that governs both Weyerhaeuser and the Company’s rights and obligations after the Transaction with respect to taxes for both pre and post-Distribution periods in regards to ordinary course taxes, and also covers related administrative matters. The Distribution refers to the distribution of shares of the Company to Weyerhaeuser shareholders. The Company will generally be required to indemnify Weyerhaeuser and Weyerhaeuser shareholders against any tax resulting from the Distribution if that tax results from an act or omission to act by the Company after the Distribution. If Weyerhaeuser, however, should recognize a gain on the Distribution for reasons not related to an act or omission to act by the Company after the Distribution, Weyerhaeuser would be responsible for such taxes and would not be entitled to indemnification by the Company under the Tax Sharing Agreement. In addition, to preserve the tax-free treatment of the Distribution to Weyerhaeuser, the following actions will be subject to restrictions for a two-year period following the date of the Distribution:

•	the redemption, recapitalization, repurchase or acquisition by the Company of the capital stock;

•	the issuance by the Company of capital stock or convertible debt;

•	the liquidation of the Company;

•	the discontinuance of the operations of the Weyerhaeuser Fine Paper Business;

•	the sale or disposition (other than in the ordinary course of business) of all or a substantial part of the Weyerhaeuser Fine Paper Business; or

•	other actions, omissions to act or transactions that could jeopardize the tax-free status of the Distribution.

NOTE 11.

RECEIVABLES

The following table presents the components of receivables:

	December 31, 2008	December 30, 2007
	$	$
Trade receivables	340	329
Subordinate interest in securitized receivables	101	130
Allowance for doubtful accounts	(11)	(9)
Other receivables	47	54

Receivables	477	504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

In 2008, a net charge of $5 million (2007—$5 million; 2006—nil) resulted from the programs described above and was included in “Interest expense.”

The Company has a two-year agreement maturing in 2011, including both U.S. and Canadian receivables. The maximum cash consideration that can be received from the sale of receivables under this combined agreement is $150 million.

The following balances were outstanding under this program:

	December 31, 2008	December 30, 2007
	$	$
Securitized receivables	211	260
Senior beneficial interest held by third parties	(110)	(130)

Subordinate interest in securitized receivables retained by Domtar	101	130

In 2008, the net cash outflow from the sale of senior beneficial interests in the U.S. and Canadian receivables was $20 million (2007—nil).

NOTE 12.

INVENTORIES

The following table presents the components of inventories:

	December 31, 2008	December 30, 2007
	$	$
Work in process and finished goods	584	586
Raw materials	170	136
Operating and maintenance supplies	209	214

	963	936

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

GOODWILL

The carrying value of goodwill and changes in the carrying value are as follows:

	December 31, 2008	December 30, 2007
	$	$
Balance at beginning of year	372	14
Impairment of goodwill (Note 4)	(321)	(4)
Acquisition of Domtar Inc. (Note 3)	—	300
Other	9	—
Impact of foreign exchange	(60)	62

Balance at end of year	—	372

Goodwill at December 31, 2008, is assigned to the Papers reporting unit (December 30, 2007—$372 million is related to Papers).

NOTE 14.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31, 2008	December 30, 2007
		$	$
Machinery and equipment	3-20	7,519	7,897
Buildings and improvements	10-40	1,091	1,318
Timber limits and land		260	334
Assets under construction		93	77
Other	3	—	59

		8,963	9,685
Less allowance for depreciation and amortization		(4,662)	(4,323)

		4,301	5,362

At December 31, 2008, a net carrying amount of $5 million (2007—$6 million) included in Buildings is held under capital leases ($5 million for cost (2007—$8 million) and nil for accumulated amortization (2007—$2 million)), a net carrying amount of $19 million (2007—$27 million) included in Machinery and equipment ($47 million for cost (2007—$60 million) and $28 million for accumulated amortization (2007—$33 million)) and a net carrying amount of $1 million (2007—$4 million) included in Land is held under capital leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	December 31, 2008	December 30, 2007
		$	$
Intangible assets subject to amortization
Water rights	40	14	15
Power purchase agreements	25	27	33
Customer relationships	20	9	9
Trade names	7	6	7
Supplier agreements	5	5	6
Natural gas contracts	4	14	17
Cutting rights (Note 4)	Units of production method	19	29

		94	116
Allowance for amortization		(13)	(5)

Total intangible assets		81	111

The aggregate amortization expense for the year ended December 31, 2008 amounted to $10 million (2007—$5 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2009	2010	2011	2012	2013
	$	$	$	$	$
Amortization expense related to intangible assets	7	4	4	4	3

NOTE 16.

OTHER ASSETS

The following table presents the components of other assets:

	December 31, 2008	December 30, 2007
	$	$
Pension asset—defined benefit pension plans (Note 7)	17	38
Unamortized debt issue costs	19	23
Deferred income tax assets	22	27
Investments and advances	8	15
Other	1	2

	67	105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

CLOSURE AND RESTRUCTURING COSTS

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand. Based on its analysis, the Company began reducing its capacity in July 2007.

On December 18, 2008, Domtar Corporation announced that it will permanently close its Lebel-sur-Quévillon, Quebec pulp mill and sawmill. Operations at the pulp mill have been indefinitely idled in November 2005 due to unfavorable economic conditions and the sawmill has been indefinitely idled since 2006. At the time, the pulp mill and sawmill employed 425 and 140 employees, respectively. The Lebel-sur-Quévillon pulp mill had an annual production capacity of 300,000 tonnes of softwood kraft pulp.

On November 4, 2008, Domtar Corporation announced that it will permanently shut down the paper machine and converting operations of its Dryden, Ontario mill. These measures will result in the permanent curtailment of Domtar’s annual paper production capacity by approximately 151,000 short tons of uncoated freesheet paper and will affect approximately 195 employees.

On December 13, 2007, Domtar Corporation announced that it will close its Port Edwards, Wisconsin mill as well as reorganize production at its Dryden, Ontario facility. These measures will result in a permanent curtailment of Domtar’s annual paper production capacity by approximately 336,000 tons. Approximately 625 employees at these facilities were affected by these decisions.

On July 31, 2007, Domtar Corporation announced that it will permanently close two paper machines, one at the Woodland, Maine pulp and paper mill and another at the Port Edwards, Wisconsin pulp and paper mill as well as the Gatineau, Quebec paper mill and the converting center in Ottawa, Ontario. In total, these closures resulted in the permanent curtailment of approximately 284,000 tons of paper capacity per year and affected approximately 430 employees.

In 2006, the Company recognized restructuring costs, which included Fine Paper facilities and restructuring activities at the Dryden, Ontario and Prince Albert, Saskatchewan facilities.

Closure and restructuring costs	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Termination benefits	23	5	—
Inventory obsolescence	1	6
Loss on curtailment of pension benefits	8	—	2
Dismantling expenses	10	—	—
Other closure costs	1	3	13

Total closure and restructuring costs	43	14	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

	December 31, 2008	December 30, 2007
	$	$
Balance at beginning of year	83	2
Additions	24	80
Severance payments	(29)	(25)
Reversals of provision to earnings (a)	(24)	(2)
Acquisition of Domtar Inc. (Note 3)	—	23
Other	(4)	—
Effect of foreign currency exchange rate change	(3)	5

Balance at end of year	47	83

(a)	Includes $23 million of a reversal of a provision for a contract assumed in the Transaction as a result of its termination by the counterparty in the first quarter of 2008.

Other costs related to the above 2008 closures expected to be incurred over 2009 include approximately $11 million for pension settlement and approximately $8 million for training. These costs will be expensed as incurred and are all included in the Papers segment.

Other costs related to the above 2007 closures expected to be incurred over 2009 include $1 million for demolition, training, relocation, outplacement and security costs. These costs will be expensed as incurred and are all included in the Papers segment.

Closure and restructuring costs are based on management’s best estimates at December 31, 2008. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

COMPREHENSIVE INCOME (LOSS)	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Net earnings (loss)	(573)	70	(609)
Other comprehensive income (loss)
Net derivative losses on cash flow hedges:		—	(16)
Net loss arising during the period (net of tax of $3)	(77)
Less: Reclassification adjustment for losses included in net earnings (net of tax of nil)	25
Foreign currency translation adjustments	(392)	250	19
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax of $26	(53)	(39)	—
Amortization of prior service costs	1	—	—
Additional minimum pension liability adjustment, net of tax	—	—	6

Comprehensive income (loss)	(1,069)	281	(600)

NOTE 19.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31, 2008	December 30, 2007
	$	$
Trade payables	350	460
Payroll-related accruals	126	172
Accrued interest	28	14
Payables on capital projects	5	11
Pension liability—defined benefit pension plans (Note 7)	—	3
Liability—other post-retirement benefit plans (Note 7)	4	5
Provision for environment and other asset retirement obligations (Note 23)	22	21
Closure and restructuring costs liability (Note 17)	35	50
Derivative financial instrument	54	—
Other	22	29

	646	765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

LONG-TERM DEBT

	Maturity	Nominal Amount	Currency	December 31, 2008	December 30, 2007
		$		$	$
Unsecured debentures and notes
10% Debentures	2011	—	CDN	—	2
7.875% Notes	2011	540	US	563	630
5.375% Notes	2013	350	US	323	323
7.125% Notes	2015	400	US	399	398
9.5% Notes	2016	125	US	139	138
10.85% Debentures	2017	—	CDN	—	1
Secured term loan facility	2014		US	612	643
Secured revolving credit facility	2012		US	60	50
Capital lease obligations	2008 - 2028			28	39
Other				4	6

				2,128	2,230
Less: Due within one year				18	17

				2,110	2,213

Principal long-term debt repayments, including capital lease obligations, in each of the next five years amounted to:

	Long-term debt	Capital leases
	$	$
2009	13	6
2010	8	5
2011	548	3
2012	68	3
2013	358	4
Thereafter	1,096	19

	2,091	40
Less: Amounts representing interest	—	(12)

Total payments, excluding fair value increment of $9 million	2,091	28

UNSECURED DEBENTURES AND NOTES

In December 2008, the Company repurchased a portion of the 7.875% Notes, which had a book value of $63 million, at a cash cost totalling $51 million. A gain of $12 million was recorded in the consolidated statement of earnings.

In November 2007, certain of Domtar Inc.’s bondholders elected to exchange their Domtar Inc. bonds for Domtar Corporation bonds with the same maturity and interest rate pursuant to an exchange offer. The amounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

exchanged were 99.96% of the outstanding principal amount of 7.875% Notes due 2011, 99.55% of the outstanding principal amount of 5.375% Notes, 99.93% of the outstanding principal amount of 7.125% Notes, and 99.30% of the outstanding principal amount of 9.5% Notes.

CDN$80 million aggregate principal amount of the 10% Debentures, representing approximately 97.32% of the amount outstanding, and CDN$74 million aggregate principal amount of the 10.85% Debentures, representing approximately 99.33% of the amount outstanding, were repurchased by Domtar in December 2007 at a cash cost totalling CDN$194 million pursuant to a tender offer to holders. This repurchase was not mandatory but at the holders’ option.

BANK FACILITY

On March 7, 2007, the Company, Domtar Paper Company, LLC and Domtar Inc. entered into a credit agreement, which consisted of a senior secured tranche B term loan facility and a $750 million senior secured revolving credit facility. Borrowings by the Company and Domtar Paper Company LLC (the U.S. borrowers) under the senior revolving credit facility are made available in U.S. dollars and borrowings by Domtar Inc. under the senior revolving credit facility will be made available in U.S. dollars and/or Canadian dollars and limited to $150 million (or the Canadian equivalent thereof). Upon the closing of the Transactions, the Company borrowed $800 million under the term loan B facility and $60 million under the revolving loan facility. The borrowing proceeds from the new credit facility, combined with cash on hand that was advanced from Domtar Inc., served mainly to repay a temporary borrowing of $1.35 billion incurred by the Company as part of the Transaction.

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

At December 31, 2008, borrowings under the tranche B term loan facility had been reduced from the initial $800 million to $611 million (2007- $643 million). There was $60 million of borrowings under the revolving credit facility (2007- $50 million). In addition, at December 31, 2008, the Company had outstanding letters of credit pursuant to this bank credit agreement for an amount of $43 million (2007- $46 million). The Company also has other outstanding letters of credit for an amount of $2 million (2007 - $2 million).

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, dividends and other payments in respect of capital stock, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions, changes in lines of business, and the proposed amendments to the transaction documents to the extent that any such amendment would be materially adverse to the interests of the lenders. As long as the revolving credit commitments are outstanding, the Company is required to comply with a consolidated EBITDA (as defined) to consolidated cash interest coverage ratio of greater than 2.50x and a consolidated debt to consolidated EBITDA ratio of less 4.5x. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice.

The Company’s direct and indirect, existing and future, U.S. wholly-owned subsidiaries serve as guarantors of the senior secured credit facilities for any obligations thereunder of the U.S. borrowers, subject to agreed exceptions. Domtar Inc.’s direct and indirect, existing and future, wholly-owned subsidiaries, as well as the Company and its subsidiaries, serve as guarantors of Domtar Inc.’s obligations as a borrower under the senior secured credit facilities, subject to agreed exceptions. Domtar Inc. does not guarantee Domtar Corporation’s obligation under the credit Agreement. In 2008, the Company amended the Credit facility in order to allow for the early repurchase of the 7.875% Notes.

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

NOTE 21

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	December 31, 2008	December 30, 2007
	$	$
Liability—other post-retirement benefit plans (Note 7)	91	110
Pension liability—defined benefit pension plans (Note 7)	93	182
Provision for environment and other asset retirement obligations (Note 23)	77	98
Provision for contracts assumed	—	19
Worker’s compensation	4	6
Other	19	25

	284	440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. At December 31, 2008, Domtar has estimated the net present value of its asset retirement obligations to be $34 million (2007 – $39 million); the present value was based on probability weighted undiscounted cash outflows of $94 million (2007—$112 million). The majority of asset retirement obligations are estimated to be settled prior to December 31, 2035. However, some settlement scenarios call for obligations to be settled as late as December 31, 2046. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 6.50% and 12.00%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31, 2008	December 30, 2007
	$	$
Asset retirement obligations, beginning of year	39	16
Acquisition of Domtar Inc. (Note 3)	—	21
Revisions to estimated cash flows	(6)	1
Settlements	—	(2)
Accretion expense	2	3
Effect of foreign currency exchange rate change	(1)	—

Asset retirement obligations, end of year	34	39

NOTE 22.

SHAREHOLDERS’ EQUITY

The authorized stated capital consists of the following:

PREFERRED SHARES

Twenty million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2008 or December 30, 2007.

COMMON STOCK

On August 22, 2006, the Company was authorized to issue 1,000 shares of common stock par value, $0.01 per share. On March 7, 2007, the certificate of incorporation of the Company was amended to authorize the issuance of two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

No cash dividend was declared on these shares in 2008. The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2008 and December 30, 2007, were as follows:

	December 31, 2008		December 30, 2007
Common stock	Number of shares	$	Number of shares	$

Balance at beginning of year	471,169,959	5	1,000	—
Shares issued
Business Unit (Note 1)	—	—	284,067,852	3
Domtar Inc. (Note 3)	—	—	155,947,307	2
Stock options	65,892	—	295,416	—
DSU conversions	—	—	106,912	—
RSU conversions	44,345	—	—	—
Conversion of exchangeable shares	23,356,530	—	30,751,472	—

Balance at the end of year	494,636,726	5	471,169,959	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

EXCHANGEABLE SHARES

Upon the consummation of the Transaction as described in Note 1, Domtar Inc. shareholders could either receive common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As such, a total of 20,896,301 common stock remains reserved for future issuance for the exchangeable shares of Domtar (Canada) Paper Inc. outstanding at December 31, 2008 (44,252,831 – 2007). The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economic equivalent to shares of the Company’s common stock. The rights, privileges, restrictions and conditions attaching to the exchangeable shares include the following:

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

NOTE 23.

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

In 2008, the Company’s operating expenses for environmental matters, as described in Note 1, amounted to $81 million (2007 – $85 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The Company made capital expenditures for environmental matters of $4 million in 2008 (2007—$11 million), for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. At this time, management does not expect any additional required expenditure that would have a material adverse effect on the Company’s financial position, earnings or cash flows.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement which provided that while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims and such claims cannot be reasonably determined at this time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The Company has recorded a provision to address potential exposure.

Domtar Inc. was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued a RFRA to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant. By final and binding arbitration award, including qualifications by the arbitrators, the remediation cost related to Domtar Inc. is now estimated to be between $3 million and $4 million, of which $1 million was paid in the fourth quarter of 2008. Discussion between all concerned parties to finalize the interpretation of the decision and the estimated future costs are on going. At December 31, 2008, the Company had a provision for the estimated remediation costs.

At December 31, 2008, the Company had a provision of $99 million for environmental matters and other asset retirement obligations (2007—$119 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

The following table reflects changes in the reserve for environmental remediation:

December 31, 2008
$
Balance at beginning of year	119
Additions (reversals)	(7)
Environmental spending	(5)
Effect of foreign currency exchange rate change	(8)

Balance at December 31, 2008	99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

At December 31, 2008, anticipated undiscounted payments in each of the next five years were as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and other asset retirement obligations	22	22	11	6	13	25	99

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2008, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

In the early part of 2006, the Company closed its pulp and paper mill in Prince Albert, Saskatchewan. The Company has not determined whether these previously idled facilities will be reopened, sold or closed. Certain unionized parties filed a grievance against Weyerhaeuser following the shut down, alleging that certain post-closure actions taken by Weyerhaeuser violated their collective bargaining agreement. In particular, the union disputed the post-closure contracting with a third-party vendor to oversee on-site security at Prince Albert. In connection with the Transaction, the Company has assumed any liability with respect to this grievance. The grievance proceeded to an arbitration hearing and was dismissed by the arbitrator. On application for judicial review, the arbitrator’s decision was upheld by the Saskatchewan Court of Queen’s Bench and, on February 9, 2009, by the Saskatchewan Court of Appeal. The Union may attempt to obtain leave to appeal to the Supreme Court of Canada. In a separate grievance relating to the closure of the Prince Albert facility, which could result in liability in excess of $20 million, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its position with respect to these grievances and cannot be certain that it will not incur liability, which could be material, with respect to these grievances.

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. could have been obligated to pay up to a maximum of $98 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $90 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $90 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $90 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the liquidity, results of operations and financial condition.

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2008, were as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	30	20	12	8	5	11	86
Other commercial commitments	100	9	7	6	—	—	122

Total operating lease expense amounted to $39 million in 2008 (2007—$31 million).

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2008, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded a significant expense in the past.

NOTE 24.

FAIR VALUE MEASUREMENT

SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. SFAS No. 157 establishes and prioritizes three levels of inputs that may be used to measure fair value:

Level	1—Quoted prices in active markets for identical assets or liabilities.

Level	2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level	3—Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, in accordance with SFAS 157 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair value measurement at reporting date using:

	December 31, 2008		Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$		$	$	$
Assets
Derivative financial instruments	13	(a)	—	13	—	Prepaid expenses

Total	13		—	13	—

Liabilities
Derivative financial instruments	57	(a)	—	57	—	Trade and other payables
Derivative financial instruments	6	(a)	—	6	—	Other liabilities and deferred credits

Total	63		—	63	—

(a)	See Note 25. Derivative financial instruments include foreign exchange options and natural gas swap contracts. Fair value measurements for the Company’s derivatives are classified under Level 2 because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

NOTE 25.

FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2008		December 30, 2007
	Fair value	Carrying amount	Fair value	Carrying amount
	$	$	$	$
Long-term debt	1,524	2,128	2,162	2,230

The fair value of the long-term debt, including the portion due within one year, is principally based on quoted market prices.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, its bank indebtedness, its bank credit facility and its long-term debt. The Company may manage this interest rate exposure by the use of derivative instruments such as interest rate swap contracts.

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit histories before granting credit and conducts regular reviews of existing customers’ credit performance. As at December 31, 2008, one of Domtar’s Papers segment customers located in the United States represented 11% ($54 million) (2007 – 6% ($31 million)) of the receivables, prior to the effect of receivables securitization.

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

Fair value measurements for the Company’s derivatives are classified under Level 2 (see Note 24) because such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

The following table provides the detail of the arrangements used as hedging instruments:

	Average exchange rate (CAN/USD)		Contractual amounts (In millions of US dollars)
	December 31, 2008	December 30, 2007	December 31, 2008	December 30, 2007

	$	$	$	$
Currency options purchased	0.946	—	619	—
0 to 12 months
Currency options sold
0 to 12 months	0.866	—	576	—

Forward foreign exchange contracts are contracts whereby the Company has the obligation to buy Canadian dollars at a specific rate. Currency options purchased are contracts whereby the Company has the right, but not the obligation, to buy Canadian dollars at the strike rate if the Canadian dollar trades above that rate. Currency options sold are contracts whereby the Company has the obligation to buy Canadian dollars at the strike rate if the Canadian dollar trades below that rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

During the year ended December 31, 2008, the Company entered into natural gas swap and oil contracts to hedge certain future identifiable natural gas and oil purchases. Natural gas swap contracts used to hedge forecasted natural gas purchases are designated as cash flow hedges. These contracts are used to hedge forecasted purchases over the next 2 years.

During the year ended December 31, 2008, the Company recorded an after tax loss of $52 million in accumulated other comprehensive income concerning these foreign currency and natural gas derivatives, which will be recognized in cost of sales upon maturity of the derivatives during the next 3 years at the then current values, which may be different from the December 31, 2008 values. At December 31, 2008, the fair value of these contracts were reflected on the Consolidated balance sheet at $13 million in prepaid expenses, $57 million in trade and other payables and $6 million in other liabilities and deferred credits.

The natural gas swap contracts were fully effective as of December 31, 2008. The critical terms of the hedging instruments (currency options and foreign exchange forward contracts) and the hedged items match. As a result, there were no material amounts reflected in the Consolidated Statement of Earnings for the year ended December 31, 2008 resulting from hedge ineffectiveness.

During the year ended December 31, 2008, the loss recorded in cost of sales in the Consolidated Statement of Earnings related to the change in the fair value of foreign exchange forward contracts and currency options contracts designated as cash flow hedges that matured during the period was $25 million.

In 2007, the Company had derivative instruments that were recorded at fair value in the purchase price allocation. As such, hedge accounting was not permitted and these instruments were recorded at fair value with the resulting gains and losses being reflected in earnings. For the year ended December 30, 2007, the Company recorded nil in earnings. At December 30, 2007, the Company had no derivative instruments outstanding.

NOTE 26.

RELATED PARTY

Prior to the Transaction, the Weyerhaeuser Fine Paper Business was engaged in various transactions with Weyerhaeuser that were characteristic of a consolidated group under common control. For the year ended December 31, 2006, the Business Unit purchased from Weyerhaeuser pulp, fiber and corrugated boxes for an amount of $209 million and sold pulp, paper and lumber for an amount of $91 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 27.

SEGMENT DISCLOSURES

The Company operates in the three reportable segments described below. Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Papers—represents the aggregation of the manufacturing and distribution businesses, commercial printing and publication, and specialty papers, as well as market pulp.

•

Paper Merchants—involves the purchasing, warehousing, sale and distribution of various products made by the Company and by other manufacturers. These products include business and printing papers and certain industrial products.

•	Wood—comprises the manufacturing and marketing of lumber and wood-based value-added products and the management of forest resources.

The accounting policies of the reportable segments are the same as described in Note 1. The Company evaluates performance based on operating income, which represents sales, reflecting transfer prices between segments at fair value, less allocable expenses before interest expense and income taxes. Segment assets are those directly used in segment operations.

The Company attributes sales to customers in different geographical areas on the basis of the location of the customer.

Long-lived assets consist of goodwill and property, plant and equipment used in the generation of sales in the different geographical areas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

SEGMENT DATA	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Sales
Papers	5,440	5,116	3,143
Paper Merchants	990	813	—
Wood	268	304	234

Total for reportable segments	6,698	6,233	3,377
Intersegment sales—Papers	(276)	(235)	—
Intersegment sales—Paper Merchants	—	(1)	—
Intersegment sales—Wood	(28)	(50)	(71)

Consolidated sales	6,394	5,947	3,306

Depreciation and amortization
Papers	435	444	302
Paper Merchants	3	2	—
Wood	25	25	9

Consolidated depreciation and amortization	463	471	311

Charges for closure of facilities, restructuring costs and impairments
Papers	732	105	765
Wood	19	5	(1)

Consolidated charges for closure of facilities, restructuring costs and impairments	751	110	764

Operating income (loss)
Papers	(369)	321	(608)
Paper Merchants	8	13	—
Wood	(73)	(63)	52
Corporate	(3)	(1)	—

Consolidated operating income (loss)	(437)	270	(556)
Interest expense	133	171	—

Earnings (loss) before income taxes	(570)	99	(556)
Income tax expense	3	29	53

Net earnings (loss)	(573)	70	(609)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SEGMENT DATA (CONTINUED)	December 31, 2008	December 30, 2007
	$	$
Segment assets
Papers	5,399	6,888
Paper Merchants	120	108
Wood	247	320

Total for reportable segments	5,766	7,316
Corporate	338	410

Consolidated assets	6,104	7,726

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Additions to property, plant and equipment
Papers	130	92	64
Paper Merchants	2	2	—
Wood	7	4	—

Total for reportable segments	139	98	64
Corporate	18	25	—

Consolidated additions to property, plant and equipment	157	123	64
Add: Change in payables on capital projects	6	(7)	—

Consolidated additions to property, plant and equipment per Consolidated cash flows	163	116	64

	Year ended December 31, 2008	Year ended December 30, 2007	Year ended December 31, 2006
	$	$	$
Geographic information
Sales
United States	5,012	4,841	2,791
Canada	832	742	515
Other foreign countries	550	364	—

	6,394	5,947	3,306

		December 31, 2008	December 30, 2007
		$	$
Property, plant and equipment and goodwill
United States		3,073	3,760
Canada		1,228	1,974

		4,301	5,734

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 28.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at December 31, 2008 and December 30, 2007 and the statements of earnings (loss), and cash flows for the years ended December 31, 2008, December 30, 2007 and December 31, 2006 for Domtar Corporation (the “Parent Company”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in both cases using the equity method. The Parent Company’s purchase price allocation adjustments, including applicable intangible assets, arising from the business acquisition in Note 3 have been pushed down to the applicable subsidiary columns. The 2007 comparative figures have been retrospectively adjusted to reflect the fact Domtar Enterprises Inc. (and subsidiaries) became a guarantor in February 2008.

	Year ended December 31, 2008
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	5,138	2,421	(1,165)	6,394
Operating expenses
Cost of sales, excluding depreciation and amortization	—	4,175	2,215	(1,165)	5,225
Depreciation and amortization	—	311	152	—	463
Selling, general and administrative	57	295	55	—	407
Impairment and write-down of property, plant and equipment	—	96	287	—	383
Impairment of goodwill and intangible assets	—	85	240	—	325
Closure and restructuring costs	—	2	41	—	43
Other operating income	—	(10)	(5)	—	(15)

	57	4,954	2,985	(1,165)	6,831

Operating income (loss)	(57)	184	(564)	—	(437)
Interest expense (revenue)	126	(194)	201	—	133

Earnings (loss) before income taxes	(183)	378	(765)	—	(570)
Income tax expense (benefit)	(59)	77	(15)	—	3
Share in earnings of equity accounted investees	(449)	(750)	—	1,199	—

Net earnings (loss)	(573)	(449)	(750)	1,199	(573)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 30, 2007
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,921	1,929	(903)	5,947
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,969	1,691	(903)	4,757
Depreciation and amortization	—	324	147	—	471
Selling, general and administrative	16	302	90	—	408
Impairment of property, plant and equipment	—	—	92	—	92
Impairment of goodwill	—	—	4	—	4
Closure and restructuring costs	—	—	14	—	14
Other operating income	(2)	(67)	—	—	(69)

	14	4,528	2,038	(903)	5,677

Operating income (loss)	(14)	393	(109)	—	270
Interest expense	66	49	56	—	171

Earnings (loss) before income taxes	(80)	344	(165)	—	99
Income tax expense (benefit)	(33)	114	(52)	—	29
Share in earnings of equity accounted investees	117	(113)	—	(4)	—

Net earnings (loss)	70	117	(113)	(4)	70

	Year ended December 31, 2006
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$
Sales	2,656	978	(328)	3,306
Operating expenses
Cost of sales, excluding depreciation and amortization	2,095	904	(323)	2,676
Depreciation and amortization	232	79	—	311
Selling, general and administrative	144	30	—	174
Impairment of goodwill	749	—	—	749
Closure and restructuring costs	1	14	—	15
Other operating expenses (income)	5	(68)	—	(63)

	3,226	959	(323)	3,862

Operating income (loss)	(570)	19	(5)	(556)

Earnings (loss) before income taxes	(570)	19	(5)	(556)
Income tax expense	50	3	—	53

Net earnings (loss)	(620)	16	(5)	(609)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	December 31, 2008
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	—	14	2	—	16
Receivables	—	409	68	—	477
Inventories	—	658	305	—	963
Prepaid expenses	2	3	22	—	27
Income and other taxes receivable	96	—	9	(49)	56
Intercompany accounts	9	543	524	(1,076)	—
Deferred income taxes	5	111	—	—	116

Total current assets	112	1,738	930	(1,125)	1,655
Property, plant and equipment, at cost	—	5,712	3,251	—	8,963
Accumulated depreciation	—	(2,612)	(2,050)	—	(4,662)

Net property, plant and equipment	—	3,100	1,201	—	4,301
Goodwill	—	—	—	—	—
Intangible assets, net of amortization	—	—	81	—	81
Investments in affiliates	4,628	1,372	26	(6,026)	—
Intercompany advances	2	—	600	(602)	—
Other assets	38	16	13	—	67

Total assets	4,780	6,226	2,851	(7,753)	6,104

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	25	18	—	43
Trade and other payables	31	312	303	—	646
Intercompany accounts	636	—	440	(1,076)	—
Income and other taxes payable	—	85	—	(49)	36
Long-term debt due within one year	9	6	3	—	18

Total current liabilities	676	428	764	(1,125)	743
Long-term debt	2,099	—	11	—	2,110
Intercompany long-term loans	—	602	—	(602)	—
Deferred income taxes	—	821	3	—	824
Other liabilities and deferred credits	—	62	222	—	284
Shareholders’ equity	2,005	4,313	1,851	(6,026)	2,143

Total liabilities and shareholders’ equity	4,780	6,226	2,851	(7,753)	6,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	December 30, 2007
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	9	53	9	—	71
Receivables	—	452	52	—	504
Inventories	—	646	290	—	936
Prepaid expenses	—	4	10	—	14
Income and other taxes receivable	—	46	23	—	69
Intercompany accounts	—	367	387	(754)	—
Deferred income taxes	5	57	120	—	182

Total current assets	14	1,625	891	(754)	1,776
Property, plant and equipment, at cost	—	5,558	4,127	—	9,685
Accumulated depreciation	—	(2,127)	(2,196)	—	(4,323)

Net property, plant and equipment	—	3,431	1,931	—	5,362
Goodwill	—	85	287	—	372
Intangible assets, net of amortization	—	—	111	—	111
Investments in affiliates	5,465	1,881	15	(7,361)	—
Intercompany advances	2	—	640	(642)	—
Other assets	23	13	69	—	105

Total assets	5,504	7,035	3,944	(8,757)	7,726

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	54	9	—	63
Trade and other payables	15	427	323	—	765
Intercompany accounts	406	—	348	(754)	—
Income and other taxes payable	—	3	25	—	28
Long-term debt due within one year	8	9	—	—	17

Total current liabilities	429	493	705	(754)	873
Long-term debt	2,170	29	14	—	2,213
Intercompany long-term loans	—	642	—	(642)	—
Deferred income taxes	—	819	184	—	1,003
Other liabilities and deferred credits	1	132	307	—	440
Shareholders’ equity	2,904	4,920	2,734	(7,361)	3,197

Total liabilities and shareholders’ equity	5,504	7,035	3,944	(8,757)	7,726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2008
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	(573)	(449)	(750)	1,199	(573)
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	594	1,008	367	(1,199)	770

Cash flows provided from (used for) operating activities	21	559	(383)	—	197

Investing activities
Additions to property, plant and equipment	—	(99)	(64)	—	(163)
Proceeds from disposals of property, plant and equipment and sale of trademarks	—	5	30	—	35
Business acquisition—Joint venture	—	—	(12)	—	(12)
Increase in long-term advances to related parties	—	(461)	—	461	—
Decrease in long-term advances to related parties	43	—	418	(461)	—

Cash flows provided from (used for) investing activities	43	(555)	372	—	(140)

Financing activities
Net change in bank indebtedness	—	(33)	9	—	(24)
Change of revolving bank credit facility	10	—		—	10
Repayment of long-term debt	(83)	(10)	(2)	—	(95)

Cash flows provided from (used for) financing activities	(73)	(43)	7	—	(109)

Net decrease in cash and cash equivalents	(9)	(39)	(4)	—	(52)
Translation adjustments related to cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of year	9	53	9	—	71

Cash and cash equivalents at end of year	—	14	2	—	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 30, 2007
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	70	117	(113)	(4)	70
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	274	(134)	392	4	536

Cash flows provided from (used for) operating activities	344	(17)	279	—	606

Investing activities
Additions to property, plant and equipment	—	(53)	(63)	—	(116)
Proceeds from disposals of property, plant and equipment	—	2	27	—	29
Business acquisition—cash acquired	—	573	—	—	573
Increase in long-term advances to related parties	—	(451)	(212)	663	—
Decrease in long-term advances to related parties	663	—	—	(663)	—
Other	—	—	(1)	—	(1)

Cash flows provided from (used for) investing activities	663	71	(249)	—	485

Financing activities
Net change in bank indebtedness	—	(1)	(20)	—	(21)
Drawdown on revolving bank credit facility	50	—	—	—	50
Issuance of short-term debt	1,350	—	—	—	1,350
Issuance of long-term debt	800	—	—	—	800
Repayment of short-term debt	(1,350)	—	—	—	(1,350)
Repayment of long-term debt	(310)	—	(1)	—	(311)
Debt issue costs	(39)	—	—	—	(39)
Premium on redemption of long-term debt	(40)	—	—	—	(40)
Repurchase of minority interest	(28)	—	—	—	(28)
Distribution to Weyerhaeuser prior to March 7, 2007	(1,431)	—	—	—	(1,431)
Other	—	—	(5)	—	(5)

Cash flows used for financing activities	(998)	(1)	(26)	—	(1,025)

Net increase in cash and cash equivalents	9	53	4	—	66
Translation adjustments related to cash and cash equivalents	—	—	4	—	4
Cash and cash equivalents at beginning of year	—	—	1	—	1

Cash and cash equivalents at end of year	9	53	9	—	71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2006
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$
Operating activities
Net earnings (loss)	(620)	16	(5)	(609)
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	892	69	5	966

Cash flows provided from operating activities	272	85	—	357

Investing activities
Additions to property, plant and equipment	(50)	(14)	—	(64)
Proceeds from disposals of property, plant and equipment	1	—	—	1

Cash flows used for investing activities	(49)	(14)	—	(63)

Financing activities
Distribution to Weyerhaeuser	(218)	(69)	—	(287)
Debt and capital lease payments	(5)	(2)	—	(7)

Cash flows used for financing activities	(223)	(71)	—	(294)

Net decrease in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of year	—	1	—	1

Cash and cash equivalents at end of year	—	1	—	1

NOTE 29.

SUBSEQUENT EVENT

On February 5, 2009 Domtar Corporation announced that it will permanently reduce its fine paper manufacturing at its Plymouth, North Carolina mill, by shutting down one of the two paper machines comprising the mill’s fine paper production unit. This will result in the curtailment at the end of February 2009, of 293,000 short tons of the mill’s uncoated freesheet production capacity. Domtar plans to reduce the staff across various parts of the mill by approximately 185 employees.

Costs in connection with this closure are expected to be incurred in the first quarter of 2009 and result in an aggregate pre-tax charge of approximately $51 million, of which an estimated $41 million is non-cash relating to the write-off of the paper machine and a sheeter. Of the pre-tax cash charges, $9 million relates to severance and employee benefits and $1 million to other items.

As a result of this decision to change the nature and use of the Plymouth facility, the carrying amount of the remaining assets is currently being tested for impairment and may result in a write-down during the first quarter of 2009. The carrying amount of such assets was approximately $350 million at December 31, 2008.

Domtar Corporation

Interim Financial Results (Unaudited)

(in millions of dollars, unless otherwise noted)

2008	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter		Year
Sales	$1,665	$1,639	$1,625	$1,465		$6,394
Operating income	94	80	108	(719	) (a)	(437)
Earnings (loss) before income taxes	55	43	73	(741)		(570)
Net earnings	36	24	43	(676)		(573)
Basic net earnings (loss) per share	0.07	0.05	0.08	(1.31)		(1.11)
Diluted net earnings (loss) per share	0.07	0.05	0.08	(1.31)		(1.11)
Dividends per share	—	—	—	—		—

2007	1st Quarter (b)	2nd Quarter	3rd Quarter	4th Quarter		Year
Sales	$1,051	$1,583	$1,660	$1,653		$5,947
Operating income	71	69	123	7	(c)	270
Earnings (loss) before income taxes	60	22	75	(58)		99
Net earnings (loss)	49	11	36	(26)		70
Basic net earnings (loss) per share	0.14	0.02	0.07	(0.05)		0.15
Diluted net earnings (loss) per share	0.14	0.02	0.07	(0.05)		0.15
Dividends per share	—	—	—	—		—

(a)	The operating income for the 4th quarter of 2008 includes impairment and write-down of property, plant and equipment relating to the closures of Lebel-sur-Quévillion, Quebec pulp mill and sawmill and the permanent shut down of a paper machine and the converting operations of Dryden, Ontario facility of $383 million and an impairment of goodwill and intangible assets relating to the Paper and Wood reportable segment of $325 million.

(b)	The results for the 1st quarter of 2007 include the results of Domtar Inc., following the acquisition, starting on March 7, 2007.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2008, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8, Financial Statements and supplementary data.

Change in Internal Control over Financial Reporting

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is presented in Part I, Item 1, Our Business, of this Form 10-K under the caption “Our Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation – Board Independence” in our Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1.	Financial Statements – See Item 8, Financial Statements and Supplementary Data.

2.	Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Item 8 – or is not applicable.

3.	Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008)

3.2	Amended and Restated By-Laws

4.1

Form of Rights Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

4.2

Form of Indenture among Domtar Corp., Domtar Paper Company, LLC and The Bank of New York, as trustee, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, Amendment No.1 filed with the SEC on October 16, 2007)

4.3

Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors parties thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.4

Second Supplemental Indenture, dated February 20, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantor party thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

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

10.6

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

10.13

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

10.16

Agreement for the Purchase and Supply of Pulp (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.17	Pine In-Woods Chip Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.18

Pine and Amory Hardwood Roundwood Supply Agreement (Columbus, Mississippi) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.19	OSB Supply Agreement (Hudson Bay, Saskatchewan) (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.20	Hog Fuel Supply Agreement (Kenora, Ontario) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

Exhibit Number	Exhibit Description

10.21	Fiber Supply Agreement (Trout Lake and Wabigoon, Ontario) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.22	Form of Intellectual Property License Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.24	Domtar Corporation 2007 Omnibus Incentive Plan*

10.25

Domtar Corporation 2004 Replacement Long-Term Incentive Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.26

Domtar Corporation 1998 Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.27

Domtar Corporation Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.28

Domtar Corporation Executive Stock Option and Share Purchase Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.29	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007)*

10.30	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.)*

10.31

Supplementary Pension Plan for Senior Executives of Domtar Corporation (for certain designated senior executives) (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.32	Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees)*

10.33	Domtar Retention Plan (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.34

Domtar Corporation Restricted Stock Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.35	Employment Agreement of Mr. Raymond Royer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 15, 2007)*

10.36	Director Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 24, 2007)*

10.37	Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 24, 2007)*

10.38	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on May 24, 2007)*

Exhibit Number	Exhibit Description

10.39	Senior Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on May 24, 2007)*

10.40

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

10.41

Indenture between Domtar Inc. and the Bank of New York dated as of July 31, 1996 relating to Domtar’s $125,000,000 9.5% debentures due 2016 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.42	Employment Agreement of Mr. John D. Williams (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 2, 2008)*

10.43	Employment Agreement of Mr. Marvin Cooper (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 15, 2007)*

10.44	Severance Program for Management Committee Members (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 12, 2008)*

10.45

First Amendment, dated August 13, 2008, to Credit Agreement among the Company, Domtar, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Royal Bank of Canada and The Bank of Nova Scotia, as co-documentation agents, and the lenders from time to time parties thereto.

10.46	DB SERP for Management Committee Members of Domtar*

10.47	DC SERP for Designated Executives of Domtar*

10.48	Supplementary Pension Plan for Steven Barker*

10.49	Officer Retirement Agreement for Roger Brear*

10.50	Form of Indemnification Agreement for members of the Pension Administration Committee of Domtar Corporation*

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Domtar Corporation

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at beginning of year	Charged to income	(Deductions) from / Additions to reserve	Balance at end of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts—Accounts receivable
2008	9	6	(4)	11
2007	2	(4)	11	9
2006	2	—	—	2

The additions to reserve during 2007 include the acquisition of Domtar Inc. of $12 million

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Montreal, Quebec, Canada, on February 27, 2009.

DOMTAR CORPORATION

By:	/s/ JOHN D. WILLIAMS
Name:	John D. Williams
Title:	President and Chief Executive Officer

We, the undersigned directors and officers of Domtar Corporation, hereby severally constitute Zygmunt Jablonski and Razvan L. Theodoru, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN D. WILLIAMS John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2009

/s/ DANIEL BURON Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009

/s/ HAROLD H. MACKAY Harold H. MacKay	Director	February 27, 2009

/s/ JACK C. BINGLEMAN Jack C. Bingleman	Director	February 27, 2009

/s/ MARVIN D. COOPER Marvin D. Cooper	Director	February 27, 2009

/s/ LOUIS P. GIGNAC Louis P. Gignac	Director	February 27, 2009

/s/ BRIAN M. LEVITT Brian M. Levitt	Director	February 27, 2009

/s/ W. HENSON MOORE W. Henson Moore	Director	February 27, 2009

/s/ MICHAEL R. ONUSTOCK Michael R. Onustock	Director	February 27, 2009

/s/ RAYMOND ROYER Raymond Royer	Director	February 27, 2009

Signature	Title	Date
/s/ ROBERT J. STEACY Robert J. Steacy	Director	February 27, 2009

/s/ WILLIAM C. STIVERS William C. Stivers	Director	February 27, 2009

/s/ PAMELA B. STROBEL Pamela B. Strobel	Director	February 27, 2009

/s/ RICHARD TAN Richard Tan	Director	February 27, 2009

/s/ DENIS TURCOTTE Denis Turcotte	Director	February 27, 2009