Form 10-Q
period 2009-03-31
Domtar CORP
filed 2009-05-08
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(514) 848-5555

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At May 6, 2009, 495,423,390 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

For the three months ended March 31, 2009 and March 30, 2008

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	March 31, 2009	March 30, 2008
	(Unaudited)
	$	$
Sales	1,302	1,665
Operating expenses
Cost of sales, excluding depreciation and amortization	1,123	1,342
Depreciation and amortization	99	116
Selling, general and administrative	83	108
Write-down of property, plant and equipment (NOTE 8)	35	—
Closure and restructuring costs (NOTE 8)	24	1
Other operating (income) expense, net (NOTE 11)	(40)	4

	1,324	1,571

Operating (loss) income	(22)	94
Interest expense	31	39

(Loss) earnings before income taxes	(53)	55
Income tax (benefit) expense	(8)	19

Net (loss) earnings	(45)	36

Per common share (in dollars) (NOTE 4)
Net (loss) earnings
Basic	(0.09)	0.07
Diluted	(0.09)	0.07
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	515.5	515.5
Diluted	515.5	515.9

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31, 2009	December 31, 2008
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	145	16
Receivables, less allowances of $12 and $11	506	477
Inventories (NOTE 6)	922	963
Prepaid expenses	22	27
Income and other taxes receivable	50	56
Deferred income taxes	115	116

Total current assets	1,760	1,655
Property, plant and equipment, at cost	8,888	8,963
Accumulated depreciation	(4,734)	(4,662)

Net property, plant and equipment	4,154	4,301
Intangible assets, net of amortization (NOTE 7)	76	81
Other assets	72	67

Total assets	6,062	6,104

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	52	43
Trade and other payables	576	646
Income and other taxes payable	46	36
Long-term debt due within one year	18	18

Total current liabilities	692	743
Long-term debt	2,195	2,110
Deferred income taxes	809	824
Other liabilities and deferred credits	293	284
Commitments and contingencies (NOTE 10)
Shareholders' equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued and outstanding: 495,293,490 and 494,636,726 shares, respectively	5	5
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 20,280,936 and 20,896,301 shares, respectively	134	138
Additional paid-in capital	2,751	2,743
Accumulated deficit	(571)	(526)
Accumulated other comprehensive loss	(246)	(217)

Total shareholders' equity	2,073	2,143

Total liabilities and shareholders' equity	6,062	6,104

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$	$
Balance at December 31, 2008	515.5	5	138	2,743	(526)	(217)	2,143
Conversion of exchangeable shares	—	—	(4)	4	—	—	—
Stock-based compensation	—	—	—	4	—	—	4
Net loss	—	—	—	—	(45)	—	(45)
Net derivative gains on cash flow hedge, net of tax	—	—	—	—	—	3	3
Foreign currency translation adjustments	—	—	—	—	—	(32)	(32)

Balance at March 31, 2009	515.5	5	134	2,751	(571)	(246)	2,073

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009 and March 30, 2008

(IN MILLIONS OF DOLLARS)

	March 31, 2009	March 30, 2008
	(Unaudited)
	$	$
Operating activities
Net (loss) earnings	(45)	36
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	99	116
Deferred income taxes	(15)	12
Write-down of property, plant and equipment	35	—
Stock-based compensation expense	4	5
Other	3	2
Changes in assets and liabilities
Receivables	(36)	(81)
Inventories	34	(11)
Prepaid expenses	7	(17)
Trade and other payables	(55)	(18)
Income and other taxes	14	12
Difference between employer pension and other post-retirement expense and contributions	13	(5)
Other assets and other liabilities	(1)	(24)

Cash flows provided from operating activities	57	27

Investing activities
Additions to property, plant and equipment	(24)	(29)
Proceeds from disposals of property, plant and equipment	—	21

Cash flows used for investing activities	(24)	(8)

Financing activities
Net change in bank indebtedness	9	23
Change of revolving bank credit facility	90	(50)
Repayment of long-term debt	(3)	(6)

Cash flows provided from (used for) financing activities	96	(33)

Net increase (decrease) in cash and cash equivalents	129	(14)
Cash and cash equivalents at beginning of period	16	71

Cash and cash equivalents at end of period	145	57

Supplemental cash flow information
Net cash payments for:
Interest	24	19
Income taxes	—	7

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim period presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. The December 31, 2008 Consolidated balance sheet, presented for comparative purposes in this interim report, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications of prior period balances have been made for consistent presentation with the present period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

FAIR VALUE MEASUREMENTS

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2 delaying the effective date of SFAS No. 157 “Fair Value Measurements” to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

The Company adopted the full requirements of SFAS 157 on January 1, 2009 with no significant impact on its consolidated financial statements.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted the disclosure requirements of this statement with respect to the March 31, 2009 consolidated financial statements.

INTANGIBLE ASSETS

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extensions assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This FSP also provides additional disclosure requirements related to recognized intangible assets. The guidance for determining useful lives of intangible assets under this FSP is effective for intangible assets acquired in fiscal years beginning after December 15, 2008. Disclosure requirements under this FSP are effective for all intangible assets recognized as of, and subsequent to, fiscal years beginning after December 15, 2008.

Since the Company did not acquire intangible assets during the first quarter of 2009, the guidance for determining useful lives of intangible assets under this FSP had no impact on its consolidated financial statements. The Company adopted, however, the disclosure requirements of this Staff Position with respect to the March 31, 2009 consolidated financial statements.

EQUITY METHOD INVESTMENT ACCOUNTING

In November 2008, the Emerging Issues Task Force (“EITF”) approved Issue No. 08-6, “Equity Method Investment Accounting Considerations”. In this Issue, the EITF has considered the impact of FAS 141(R) “Business Combinations” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” on the accounting for an investment under the equity method. Historically, the equity method was described in Opinion 18 “The Equity Method of Accounting for Investments in Common Stock”.

Some of the topics that were addressed by the EITF in this Issue are:

•	Determination of the carrying value of an equity method investment,

•	Use of the other-than-temporary impairment model under Opinion 18, and

•	Accounting for share issuances by the investee

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

This issue is effective in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Consequently, the Company adopted the requirements of this Issue on January 1, 2009 with no impact on its consolidated financial statements.

FUTURE ACCOUNTING CHANGES

FAIR VALUE MEASUREMENTS

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, “Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also amends the disclosure provisions of SFAS 157 to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value.

This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company is assessing the impact of adopting the requirements of this FSP.

FAIR VALUE DISCLOSURES FOR INTERIM PERIODS

In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim disclosures about fair value of financial instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. APB Opinion N0. 28, “Interim Financial Reporting” and this FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company will adopt the disclosure requirements of this FSP in the second quarter of 2009.

OTHER THAN TEMPORARY IMPAIRMENT

In April 2009, the FASB issued Staff Position (“FSP”) No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Under this FSP, the primary change to the other-than-temporary impairments (“OTTI”) model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. In addition, the FSP changes the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., the entity does not expect to recover its entire amortized cost basis). That is, if the entity has the intent to sell the security or it is more likely than not that it will be required to sell the security, the entire impairment (amortized cost basis over fair value) will be recognized in earnings. However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income (OCI).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Finally, the FSP amends the disclosure provisions of Statement 115 “Accounting for Certain Investments in Debt and Equity Securities” for both debt and equity securities. The FSP requires disclosures in interim and annual periods for major security types identified on the basis of how an entity manages, monitors, and measures its securities and the nature and risks of the security.

This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company is currently assessing the impact of adopting the requirements of this FSP in the second quarter of 2009.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, its bank indebtedness, its bank credit facility and its long-term debt. The Company may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts.

COST RISK

Cash flow hedges:

The Company purchases natural gas and oil at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas and oil, the Company may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas and oil purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial contracts for natural gas and oil outstanding as of March 31, 2009 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts		Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for (a)
				2009	2010	2011
Natural gas	3,585,000	MMBTU(1)	$33	4%	19%	4%
Oil	90,500	BBL(2)	$4	42%	–%	–%

(1)	MMBTU: Millions of British thermal units.
(2)	BBL Barrels.
(a)	The percentage of coverage represents the derivative financial instrument positions. The percentage of natural gas and oil purchases under fixed price contracts, for both derivative financial instrument and physical delivery for 2009 are 43% and 67%, 2010 are 19% and nil and 2011 are 4% and nil respectively.

The natural gas and oil derivative contracts were fully effective as of March 31, 2009 and the critical terms of the hedging instruments and the hedged items match. As a result, there were no significant amounts reflected in the Consolidated Statement of Earnings for the three months ended March 31, 2009 resulting from hedge ineffectiveness.

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States and Canada. As a result, it is exposed to movements in the foreign currency exchange rate in Canada. Also, certain assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar relative to the U.S. dollar. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates. Foreign exchange forward contracts are contracts whereby the Company has the obligation to buy Canadian dollars at a specific rate. Currency options purchased are contracts whereby the Company has the right, but not the obligation, to buy Canadian dollars at the strike rate if the Canadian dollar trades above that rate. Currency options sold are contracts whereby the Company has the obligation to buy Canadian dollars at the strike rate if the Canadian dollar trades below that rate.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options and forward foreign exchange contracts outstanding as of March 31, 2009 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses under derivative contracts for
			2009	2010
Currency options purchased	CDN	$630	61%	12%
Currency options sold	CDN	$630	61%	12%

The currency options and the foreign exchange forward contracts are fully effective as at March 31, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statement of Earnings for the three months ended March 31, 2009 resulting from hedge ineffectiveness.

The Effect of Derivative Instruments on the Consolidated Statement of Earnings (Loss) and Consolidated Statement of Shareholders’ Equity

Derivatives designated as cash flow hedging instruments under SFAS 133	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative (Effective Potion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the three months ended March 31, 2009	For the three months ended March 30, 2008	For the three months ended March 31, 2009	For the three months ended March 30, 2008
Natural gas swap contracts	$(2)	$—	$—	$—
Currency options	(13)	(5)	(18)	—	Cost of sales

Total	$(15)	$(5)	$(18)	$—

The loss recorded in accumulated other comprehensive loss relating to natural gas contracts will be recognized in cost of sales upon maturity of the derivatives over the next 2 years at the prevailing values then, which may be different from those at March 31, 2009.

The loss recorded in accumulated other comprehensive loss relating to currency options and foreign exchange forward contracts will be recognized in cost of sales upon maturity of the derivatives over the next 12 months at the prevailing values then, which may be different from those at March 31, 2009.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under SFAS 133:	March 31, 2009	March 30, 2008	Fair Value Measurement using Significant observable inputs (Level 2) (a)		Balance sheet location
			2009	2008

Asset derivatives
Currency options	$6	$8	$6	$8	Prepaid expenses

Total Assets	$6	$8	$6	$8

Liability derivatives

Currency options	$43	$8	$43	$8	Trade and other payables
Natural gas swap contracts	4	—	4	—	Trade and other payables
Natural gas swap contracts	7	—	7	—	Other liabilities and deferred credits

Total Liabilities	$54	$8	$54	$8

(a)	Level 2 is defined as: Observable inputs other than quoted market prices in active markets for identical assets and liabilities, quoted market prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Fair value measurement for the Company’s derivatives are classified under Level 2 as such measurements are determined using published market prices or estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. EARNINGS (LOSS) PER SHARE

The following table provides the reconciliation between basic and diluted earnings (loss) per share:

For the three months ended	March 31, 2009	March 30, 2008
Net earnings (loss)	$(45)	$36

Weighted average number of common and exchangeable shares outstanding (millions)	515.5	515.5
Effect of dilutive securities (millions)	—	0.4

Weighted average number of diluted common and exchangeable shares outstanding (millions)	515.5	515.9

Basic net earnings (loss) per share (in dollars)	$(0.09)	$0.07
Diluted net earnings (loss) per share (in dollars)	$(0.09)	$0.07

The following provides the securities that could potentially dilute basic earnings (loss) per share in the future but were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive:

	March 31, 2009	March 30, 2008
Restricted stock units	476,776	1,157,366
Options	5,006,196	1,096,360
Performance-based awards	1,104,915	4,320,715

The calculation of earnings (loss) per common share for the three months ended March 31, 2009 and March 30, 2008 is based on the weighted-average number of Domtar Corporation common stock outstanding during the period. The calculation for diluted earnings (loss) per common share recognizes the effect of all potential dilutive common stock. Stock options to purchase common shares are excluded in the computation of diluted net earnings (loss) per share in periods of loss because to do so would have been anti-dilutive.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. EARNINGS (LOSS) PER SHARE (CONTINUED)

On March 11, 2009, the Board of Directors approved a proposal to effect a reverse stock split of the Company’s outstanding common stock, and a corresponding reverse stock split of the outstanding exchangeable shares issued by the Company’s indirect subsidiary, Domtar (Canada) Paper Inc. The proposal calls to authorize the Board to effect, at its discretion, a reverse stock split by a ratio of 1-for-12, 1-for-15 or 1-for-18 shares. It will be submitted to a vote by stockholders at the Company’s annual meeting on May 29, 2009. The reverse stock split is subject to certain customary regulatory approvals.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2009, the pension expense was $6 million (2008—$4 million).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

For the three months ended	March 31, 2009		March 30, 2008
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	10	1
Interest expense	20	2	21	1
Expected return on plan assets	(18)	—	(22)	—
Settlement loss	2	—	2	—
Curtailment loss	2	—	—	—
Amortization of net loss	1	—	—	—
Amortization of prior year service costs	1	—	—	—
Special termination benefits	1	—	—	—

Net periodic benefit cost	17	3	11	2

The Company contributed $6 million for the three months ended March 31, 2009 (2008 - $16 million) to the pension plans. The Company also contributed $1 million for the three months ended March 31, 2009 (2008 - $2 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. INVENTORIES

The following table presents the components of inventories:

	March 31, 2009	December 31, 2008
	$	$
Work in process and finished goods	553	584
Raw materials	173	170
Operating and maintenance supplies	196	209

	922	963

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	March 31, 2009	December 31, 2008
		$	$
Intangible assets subject to amortization
Water rights	40	14	14
Power purchase agreements	25	26	27
Customer relationships	20	8	9
Trade names	7	6	6
Supplier agreements	5	5	5
Natural gas contracts	4	14	14
Cutting rights	Units of production method	18	19

		91	94
Allowance for amortization		(15)	(13)

Total intangible assets		76	81

Amortization expense related to intangible assets for the three months ended March 31, 2009 was $2 million (2008 – $2 million ).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2009	2010	2011	2012	2013
	$	$	$	$	$
Amortization expense related to intangible assets	7	4	4	4	3

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

On February 5, 2009, Domtar Corporation announced that it would permanently reduce its fine paper manufacturing at its Plymouth, North Carolina mill, by shutting down one of the two paper machines comprising the mill’s fine paper production unit. As a result of this, the Company recorded a $35 million charge attributable to the write-down of property, plant and equipment as accelerated depreciation to bring this asset to its estimated recoverable amount and at the end of February 2009, there was a curtailment of 293,000 short tons of the mill’s uncoated freesheet production capacity, that affects approximately 185 employees. Given the closure of the paper machine, the Company conducted a Step I impairment test on the remaining Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as, such, no impairment charge was required.

On March 5, 2009, Domtar Corporation announced that it will be, as of May 5, 2009, idling its Woodland pulp facility in Baileyville, Maine for an undetermined period. These measures will result in a temporary curtailment of 398,000 air dry metric tons of pulp and will affect approximately 300 employees.

In the first three months of 2009, $24 million of closure and restructuring costs were recognized in the Consolidated Statement of Earnings ($22 million in the Papers segment and $2 million in the Wood segment).

The following table provides the activity in the closure and restructuring liability.

	March 31, 2009	December 31, 2008
	$	$
Balance at beginning of year	47	83
Additions	11	24
Severance payments	(14)	(29)
Reversals of liability to earnings (a)	—	(24)
Other	—	(4)
Effect of foreign currency exchange rate change	(1)	(3)

Balance at the end of the period	43	47

(a)	Includes $23 million of a reversal of a provision for a contract assumed in the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. as a result of its termination by the counterparty in the first quarter of 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

COMPREHENSIVE INCOME (LOSS)	March 31, 2009	March 30, 2008
	$	$
Net (loss) earnings	(45)	36
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges	3	(5)
Foreign currency translation adjustments	(32)	(61)

Comprehensive loss	(74)	(30)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

Domtar Inc. was issued a Request for Response Action ("RFRA") by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued a RFRA to Domtar Inc., Interlake Corp., Allied-Signal, Inc. and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant. By final and binding arbitration award, including qualifications by the arbitrators, the remediation cost related to Domtar Inc. is now estimated to be between $3 million and $4 million, of which $3 million has been paid. Settlement between the parties, excluding Beazer East Inc., has been reached in March 2009 regarding historical and future remedial costs and potential natural resource damages. The settlement is within the Company’s environmental reserve.

At March 31, 2009, the Company had a provision of $96 million for environmental matters and other asset retirement obligations (2008 – $99 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation:

	March 31, 2009	December 31, 2008
	$	$
Balance at beginning of year	99	119
Reversals	—	(7)
Environmental spending	(2)	(5)
Effect of foreign currency exchange rate change	(1)	(8)

Balance at March 31, 2009	96	99

Climate Change Regulation

Since 1997, when an international conference on global warming concluded an agreement known as the Kyoto Protocol, which called for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas concentrations, there have been a range of international, national and sub-national regulations proposed or implemented focusing on greenhouse gas reduction. These actual or proposed regulations do or will apply in countries where the Company currently has or may have in the future, manufacturing facilities or investments.

In the United States, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases. In addition, several states have already taken legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. Also, the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant,” may result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs or other potential regulations. Passage of climate control legislation or other regulatory initiatives by Congress or various U.S. states, or the adoption of regulations by the Environmental Protection Agency or analogous state agencies that restrict emissions of greenhouse gases in areas in which the Company conducts business, may have a material effect on operations in the United States. The Company expects not to be disproportionately affected by these measures compared with owners of comparable properties in the United States.

Regulation of greenhouse gases continues to evolve in all countries in which the Company does business. While it is likely that there will be increased regulation relating to greenhouse gases and climate change, at this stage it is not possible to estimate either a timetable for the implementation of any new regulations or the Company’s cost of compliance.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2009, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In the early part of 2006, the Company closed its pulp and paper mill in Prince Albert, Saskatchewan. The Company has not determined whether these previously idled facilities will be reopened, sold or closed. Certain unionized parties filed a grievance against Weyerhaeuser following the shut down, alleging that certain post-closure actions taken by Weyerhaeuser violated their collective bargaining agreement. In particular, the union disputed the post-closure contracting with a third-party vendor to oversee on-site security at Prince Albert. In connection with the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., the Company has assumed any liability with respect to this grievance. The grievance proceeded to an arbitration hearing and was dismissed by the arbitrator. On application for judicial review, the arbitrator’s decision was upheld by the Saskatchewan Court of Queen’s Bench and, on February 9, 2009, by the Saskatchewan Court of Appeal. The Union did not apply for leave to appeal to the Supreme Court of Canada within the 60 day time limit for such an application (which may be extended by court order only in special circumstances).

In a separate grievance relating to the closure of the Prince Albert facility, which could result in liability in excess of $20 million, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its position with respect to this grievance and cannot be certain that it will not incur liability, which could be material, with respect to this grievance.

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. could have been obligated to pay up to a maximum of $95 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $87 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $87 million (CDN$110 million) as a result of the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., triggered the purchase price adjustment and sought a purchase price adjustment of $87 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the liquidity, results of operations and financial condition.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2009, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. SEGMENT DISCLOSURES

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

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. SEGMENT DISCLOSURES (CONTINUED)

SEGMENT DATA	March 31, 2009	March 30, 2008
For the three months ended
	$	$
Sales
Papers	1,106	1,429
Paper Merchants	217	262
Wood	43	63

Total for reportable segments	1,366	1,754
Intersegment sales – Papers	(60)	(83)
Intersegment sales – Wood	(4)	(6)

Consolidated sales	1,302	1,665

Depreciation and amortization and write-down of property, plant and equipment
Papers	94	110
Paper Merchants	1	—
Wood	4	6

Total for reportable segments	99	116
Write-down of property, plant and equipment – Papers	35	—

Consolidated depreciation and amortization and write-down of property, plant and equipment	134	116

Operating income (loss)
Papers (a)	(6)	114
Paper Merchants	2	3
Wood	(18)	(22)
Corporate	—	(1)

Consolidated operating (loss) income	(22)	94
Interest expense	31	39

(Loss) earnings before income taxes	(53)	55
Income tax (benefit) expense	(8)	19

Net (loss) earnings	(45)	36

(a)	The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures. The Company submitted an application with the U.S. Internal Revenue Service (IRS) to be registered as an alternative fuel mixer and received notification that is registration had been accepted in late March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. In the first quarter of 2009, the Company recorded $46 million in “Other operating (income) expense” related to claims filed for the period ending March 31, 2009. The claims for the refundable credits are based on the volume of bio fuel mixtures produced and burned during that period. The $46 million credit represents approximately 40% of the estimated future eligible alternative fuel tax credits available to the Company each quarter of 2009. In April 2009, the Company received the cash related to the first quarter of 2009 claims.

According to the Code, the tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to amend the Code. Although this does create some uncertainty related to the future of this credit, the Company believes that amounts reflected in income to date have met the income recognition criteria.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at March 31, 2009 and December 31, 2008 and the statements of earnings (loss), and cash flows for the three months ended March 31, 2009 and the three months ended March 30, 2008 for Domtar Corporation (the “Parent Company”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in both cases using the equity method.

	For the three months ended March 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,107	408	(213)	1,302
Operating expenses
Cost of sales, excluding depreciation and amortization	—	943	393	(213)	1,123
Depreciation and amortization	—	76	23	—	99
Selling, general and administrative	4	66	13	—	83
Write-down of property, plant and equipment	—	35	—	—	35
Closure and restructuring costs	—	14	10	—	24
Other operating expense (income), net	—	(45)	5	—	(40)

	4	1,089	444	(213)	1,324

Operating income (loss)	(4)	18	(36)	—	(22)
Interest expense (income)	30	12	(11)	—	31

(Loss) earnings before income taxes	(34)	6	(25)	—	(53)
Income tax expense (benefit)	(12)	4	—	—	(8)
Share in earnings of equity accounted investees	(23)	(25)	—	48	—

Net earnings (loss)	(45)	(23)	(25)	48	(45)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 30, 2008
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,304	722	(361)	1,665
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,054	649	(361)	1,342
Depreciation and amortization	—	57	59	—	116
Selling, general and administrative	3	77	28	—	108
Closure and restructuring costs	—	1	—	—	1
Other operating expense (income), net	—	1	3	—	4

	3	1,191	738	(361)	1,571

Operating income (loss)	(3)	113	(16)	—	94
Interest expense (income)	38	(35)	36	—	39

Earnings (loss) before income taxes	(41)	148	(52)	—	55
Income tax expense (benefit)	(17)	60	(24)	—	19
Share in earnings of equity accounted investees	60	(28)	—	(32)	—

Net earnings (loss)	36	60	(28)	(32)	36

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	March 31, 2009
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	72	20	53	—	145
Receivables	4	427	75	—	506
Inventories	—	619	303	—	922
Prepaid expenses	1	3	18	—	22
Income and other taxes receivable	96	—	3	(49)	50
Intercompany accounts	62	789	112	(963)	—
Deferred income taxes	19	96	—	—	115

Total current assets	254	1,954	564	(1,012)	1,760
Property, plant and equipment, at cost	—	5,727	3,161	—	8,888
Accumulated depreciation	—	(2,721)	(2,013)	—	(4,734)

Net property, plant and equipment	—	3,006	1,148	—	4,154
Intangible assets, net of amortization	—	—	76	—	76
Investments in affiliates	4,685	1,319	26	(6,030)	—
Intercompany advances	2	—	600	(602)	—
Other assets	36	20	16	—	72

Total assets	4,977	6,299	2,430	(7,644)	6,062

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	41	11	—	52
Trade and other payables	40	256	280	—	576
Intercompany accounts	806	59	98	(963)	—
Income and other taxes payable	—	94	1	(49)	46
Long-term debt due within one year	8	7	3	—	18

Total current liabilities	854	457	393	(1,012)	692
Long-term debt	2,184	—	11	—	2,195
Intercompany long-term loans	—	602	—	(602)	—
Deferred income taxes	—	809	—	—	809
Other liabilities and deferred credits	—	65	228	—	293
Shareholders' equity	1,939	4,366	1,798	(6,030)	2,073

Total liabilities and shareholders' equity	4,977	6,299	2,430	(7,644)	6,062

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	December 31, 2008
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	—	14	2	—	16
Receivables	—	409	68	—	477
Inventories	—	658	305	—	963
Prepaid expenses	2	3	22	—	27
Income and other taxes receivable	96	—	9	(49)	56
Intercompany accounts	9	543	524	(1,076)	—
Deferred income taxes	5	111	—	—	116

Total current assets	112	1,738	930	(1,125)	1,655
Property, plant and equipment, at cost	—	5,712	3,251	—	8,963
Accumulated depreciation	—	(2,612)	(2,050)	—	(4,662)

Net property, plant and equipment	—	3,100	1,201	—	4,301
Goodwill	—	—	—	—	—
Intangible assets, net of amortization	—	—	81	—	81
Investments in affiliates	4,628	1,372	26	(6,026)	—
Intercompany advances	2	—	600	(602)	—
Other assets	38	16	13	—	67

Total assets	4,780	6,226	2,851	(7,753)	6,104

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	25	18	—	43
Trade and other payables	31	312	303	—	646
Intercompany accounts	636	—	440	(1,076)	—
Income and other taxes payable	—	85	—	(49)	36
Long-term debt due within one year	9	6	3	—	18

Total current liabilities	676	428	764	(1,125)	743
Long-term debt	2,099	—	11	—	2,110
Intercompany long-term loans	—	602	—	(602)	—
Deferred income taxes	—	821	3	—	824
Other liabilities and deferred credits	—	62	222	—	284
Shareholders' equity	2,005	4,313	1,851	(6,026)	2,143

Total liabilities and shareholders' equity	4,780	6,226	2,851	(7,753)	6,104

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	(45)	(23)	(25)	48	(45)
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	139	(68)	79	(48)	102

Cash flows provided from (used for) operating activities	94	(91)	54	—	57

Investing activities
Additions to property, plant and equipment	—	(15)	(9)	—	(24)
Increase in long-term advances to related parties	(110)	—	—	110	—
Decrease in long-term advances to related parties	—	97	13	(110)	—

Cash flows provided from (used for) investing activities	(110)	82	4	—	(24)

Financing activities
Net change in bank indebtedness	—	16	(7)	—	9
Change of revolving bank credit facility	90	—	—	—	90
Repayment of long-term debt	(2)	(1)	—	—	(3)

Cash flows provided from (used for) financing activities	88	15	(7)	—	96

Net increase in cash and cash equivalents	72	6	51	—	129
Cash and cash equivalents at beginning of period	—	14	2	—	16

Cash and cash equivalents at end of period	72	20	53	—	145

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 30, 2008
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	36	60	(28)	(32)	36
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	13	108	(162)	32	(9)

Cash flows provided from (used for) operating activities	49	168	(190)	—	27

Investing activities
Additions to property, plant and equipment	—	(14)	(15)	—	(29)
Proceeds from disposals of property, plant and equipment	—	—	21	—	21
Increase in long-term advances to related parties	—	2	167	(169)	—
Decrease in long-term advances to related parties	(2)	(167)	—	169	—

Cash flows provided from (used for) investing activities	(2)	(179)	173	—	(8)

Financing activities
Net change in bank indebtedness	—	15	8	—	23
Change of revolving bank credit facility	(50)	—	—	—	(50)
Repayment of long-term debt	(6)	—	—	—	(6)

Cash flows provided from (used for) financing activities	(56)	15	8	—	(33)

Net (decrease) increase in cash and cash equivalents	(9)	4	(9)	—	(14)
Cash and cash equivalents at beginning of period	9	53	9	—	71

Cash and cash equivalents at end of period	—	57	—	—	57

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. You should also read the MD&A in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. Starting in 2008, the fiscal year was based on the calendar year and ends December 31. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month period ended March 31, 2009 and December 31, 2008 and thirteen week period ended March 30, 2008. The three-month periods are also referred to as the first quarter of 2009 and fourth quarter of 2008, respectively, and the thirteen week period as the first quarter of 2008. The additional one day in the first quarter of 2008, when compared to the first quarter of 2009, had no significant impact on the comparability of results of operations.

EXECUTIVE SUMMARY

In the first quarter of 2009, we reported an operating loss of $22 million, an improvement of $697 million when compared to operating loss of $719 million in the fourth quarter of 2008. This improvement in operating loss was mostly attributable to an aggregate $708 million charge for the impairment and write-off of goodwill, property, plant and equipment and intangible assets recorded in the fourth quarter of 2008 compared to a $35 million charge in the first quarter of 2009 attributable to the write-down of property, plant and equipment for accelerated depreciation due to the permanent closure of a paper machine. Our first quarter of 2009 results were negatively impacted by the decrease in our Papers business, which has experienced a 7% decrease in shipments in the first quarter of 2009 compared to the fourth quarter of 2008. Our strategy of maintaining our production levels in line with meeting our customer demand has resulted in Domtar permanently curtailing production since the beginning of 2008 by approximately 780,000 tons of paper, reducing our headcount by approximately 2,200 employees since the beginning of 2008 and by taking lack-of-order downtime and machine slowdowns of 185,000 tons of paper and 75,000 metric tons of pulp in the first quarter of 2009 compared to 205,000 tons and 100,000 metric tons, respectively, in the fourth quarter of 2008. The permanent shut downs have also resulted in additional closure costs in the first quarter of 2009 of $24 million and the $35 million write-down charge compared to $28 million and the $708 million impairment charge in the fourth quarter of 2008. The lack-of-order downtime and machine slowdowns continued to negatively impact our earnings. Our Papers business has seen higher costs of chemicals and energy, and continued to see a significant decrease in average selling prices for pulp, which resulted in a higher pulp inventory revaluation charge in the first quarter of 2009. However, in the first quarter of 2009, we recorded a refundable excise tax credit of $46 million for the production and use of alternative bio fuel mixtures. In addition, we had lower costs related to maintenance, lower freight costs, lower costs related to synergies and integration and our paper prices remained relatively stable when compared to the fourth quarter of 2008.

Market conditions in all our businesses remain challenging, although the rapid decline of paper volumes in recent months has been abating. In pulp, transaction prices have been stabilizing in some overseas markets but inventories are still high. We will continue to manage our working capital requirements through inventory control and the balancing of production to meet customer demand. The indefinite closure of our Woodland pulp mill will help lower inventories and, in combination with the permanent closure of a paper machine at our Plymouth pulp and paper mill, will contribute to reducing fixed costs in the Papers segment starting in the second quarter of 2009.

These and other factors that affected the quarter-over-quarter comparison of financial results are discussed in the quarter-over-quarter and segment analysis.

Restructuring activities

We regularly review our overall production capacity with the objective of adjusting our production capacity with anticipated long-term demand. The decline in demand has accelerated beyond our original expectations as a result of the dramatic decline in the economy. Accordingly, we have continued to close facilities.

In March 2009, we announced that we will indefinitely idle our Woodland pulp mill as of May 5, 2009, for an undetermined period, due to unfavorable economic conditions and weaker global demand for pulp. Our Woodland pulp mill has an annual hardwood production capacity of approximately 398,000 metric tons and approximately 300 employees will be affected by this measure.

In February 2009, we announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, effective at the end of February 2009. This measure resulted in the permanent curtailment of approximately 293,000 tons of paper production capacity per year and affected approximately 185 employees. Our Plymouth pulp and paper mill will continue to operate two pulp lines, one pulp dryer as well as one paper machine, with an annual paper production capacity of 199,000 tons.

We continue to evaluate potential adjustments to our production capacity, which may include additional closures of machines or entire mills, and we could recognize significant cash and/or non-cash charges relating to any such closures in future periods.

RECENT DEVELOPMENTS

Temporarily idle our Dryden pulp mill and Ear Falls sawmill

In April 2009, we announced that we will idle our Dryden pulp making facility for approximately ten weeks, effective April 25. This decision was taken in response to continued weak global demand for pulp and the need to manage inventory levels. In addition, we will also idle our Ear Falls sawmill for approximately seven weeks, effective April 10, as this sawmill is a supplier of chips to our Dryden pulp mill. These temporary measures will affect approximately 500 employees at the pulp mill, sawmill and related forestland operations. Our Dryden pulp mill has an annual softwood pulp production capacity of 319,000 metric tons. The Ear Falls sawmill has an annual production capacity of 190 MFBM.

United States imposes tariffs on softwood lumber

In February 2009, a tribunal operating under the auspices of the London Court of International Arbitration (“LCIA”) issued its decision on a remedy in the softwood lumber arbitration in which Canada was found to have breached the 2006 Softwood Lumber Agreement (“SLA”) between the United States and Canada by failing to calculate quotas properly during the first six months of 2007. The LCIA tribunal determined that, as appropriate adjustment to compensate for its breach, Canada must collect an additional 10% ad valorem export charge on softwood lumber shipments from four Canadian provinces until $55 million has been collected. Canada has not imposed the compensatory measures determined by the tribunal. In March 2009, Canada offered instead to tender a payment of approximately $37 million to the United States Government. The United States does not consider that such an offer cures the breach identified by the tribunal, and the United States formally rejected Canada’s offer on April 2, 2009. That matter is the subject of separate proceedings under LCIA. The SLA provides that if Canada fails to cure its breach within the time prescribed by the tribunal and does not take the compensatory adjustments determined by the tribunal, the United States may impose customs duties in an amount not to exceed the additional export charges that the tribunal has specified as compensation for the breach. Starting in April 2009, the United States imposed tariffs on softwood lumber from four Canadian provinces due to Canada’s failure to comply with the SLA. This measure will impact our financial results starting in the second quarter of 2009.

OUR BUSINESS

Our reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood. A description of our business is included in Part I, Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2008.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the first quarters of 2009 and 2008.

	Three months ended
FINANCIAL HIGHLIGHTS	March 31, 2009	March 30, 2008
(In millions of U.S. dollars, unless otherwise noted)
Sales	$1,302	$1,665

Operating (loss) income	(22)	94

Net (loss) earnings	(45)	36

Net (loss) earnings per common share (in dollars)[1]:
Basic	(0.09)	0.07
Diluted	(0.09)	0.07

Operating income (loss) per segment:
Papers	$(6)	$114
Paper Merchants	2	3
Wood	(18)	(22)
Corporate	—	(1)

Total	$(22)	$94

	At March 31, 2009	At December 31, 2008
Total assets	$6,062	$6,104
Total long-term debt, including current portion	$2,213	$2,128

[1]	Refer to Note 4 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings (loss) per common share.

FIRST QUARTER 2009 VERSUS

FIRST QUARTER 2008

Sales

Sales for the first quarter of 2009 amounted to $1,302 million, a decrease of $363 million, or 22%, from sales of $1,665 million in the first quarter of 2008. The decrease in sales was mainly attributable to lower shipments for pulp and paper ($283 million) reflecting softer shipments for uncoated freesheet in our Papers business which declined approximately 23% when compared to the first quarter of 2008 resulting in the implementation of further restructuring activities in 2008 and first quarter of 2009 (refer to the Executive Summary, section Restructuring activities, above), lower average selling prices for pulp ($65 million) as well as lower shipments and lower average selling prices for our wood products ($14 million and $4 million, respectively). These factors were partially offset by higher average selling prices for paper ($48 million) reflecting the price increases implemented in 2008.

Cost of Sales, Excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,123 million in the first quarter of 2009, a decrease of $219 million, or 16%, compared to cost of sales, excluding depreciation and amortization, of $1,342 million in the first quarter of 2008. This decrease was mainly attributable to lower shipments for paper and pulp ($106 million), the favorable impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($44 million), lower costs for maintenance ($17 million), lower freight costs ($13 million) and the realization of savings stemming from restructuring activities. These factors were partially offset by higher costs for raw materials, including chemicals ($17 million) and fiber ($10 million), higher costs related to the increase in lack-of-order downtime and machine slowdowns ($50 million) as well as a higher inventory revaluation charge due to the significant decline in pulp price ($15 million). In the first quarter of 2008, we recorded a reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract.

Depreciation and Amortization

Depreciation and amortization amounted to $99 million in the first quarter of 2009, a decrease of $17 million, or 15%, compared to depreciation and amortization of $116 million in the first quarter of 2008. This decrease is primarily due to the implementation of restructuring activities in 2008 which resulted in impairment charges and write-off of property, plant and equipment in the fourth quarter of 2008 at our Dryden facility as well as impairment charges at our Columbus paper mill. The decrease was also influenced by the positive impact of a weaker Canadian dollar in the first quarter of 2009 when compared to the first quarter of 2008.

Selling, General and Administrative Expenses

SG&A expenses amounted to $83 million in the first quarter of 2009, a decrease of $25 million compared to SG&A expenses of $108 million in the first quarter of 2008. This decrease in SG&A is primarily due to the favorable impact of a weaker Canadian dollar ($10 million), integration costs in the first quarter of 2008 ($8 million) as well as lower overall expenses resulting from cost reduction initiatives.

Other Operating (Income) Expense

Other operating income amounted to $40 million in the first quarter of 2009, an increase of $44 million compared to other operating expense of $4 million in the first quarter of 2008. This increase in other operating income is primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $46 million recognized in the first quarter of 2009, partially offset by a bad debt expense of $3 million.

Operating Income (Loss)

Operating loss in the first quarter of 2009 amounted to $22 million, a decrease of $116 million compared to operating income in the first quarter of 2008 of $94 million, in part due to a $35 million accelerated depreciation charge for the write-down on property, plant and equipment in the first quarter of 2009, related to the closure of a paper machine at our Plymouth pulp and paper mill. The decrease is also attributable to the factors mentioned above as well as higher closure and restructuring costs ($23 million) in the first quarter of 2009. The increase in closure and restructuring costs is primarily due to the closure of one paper machine at our Plymouth pulp and paper mill, effective in the first quarter of 2009, as well as the closure of our paper machine at our Dryden pulp and paper mill effective in the fourth quarter of 2008.

Interest Expense

We incurred $31 million of interest expense in the first quarter of 2009, a decrease of $8 million compared to interest expense of $39 million in the first quarter of 2008. This decrease in interest expense is mainly due to lower long-term debt due to our repurchase of $60 million aggregate principal amount of our outstanding 7.875% Notes due 2011 in the fourth quarter of 2008 and a portion of our Tranche B term loan, as well as lower interest rates in the first quarter of 2009 compared to the first quarter of 2008.

Income Taxes

Income tax benefit amounted to $8 million in the first quarter of 2009, which was comprised of current tax expense of $7 million and a deferred tax benefit of $15 million, compared to income tax expense of $19 million in the first quarter of 2008, which was comprised of current tax expense of $7 million and deferred tax expense of $12 million. We made no income tax payments and received no significant income tax refunds during the first quarter of 2009. In the first quarter of 2009, our effective tax rate was 15%, due to management’s estimate that no tax benefits will be realized on additional Canadian operating losses, as compared to an effective tax rate of 35% in the first quarter of 2008. As a result, the actual effective tax rate of future periods could be impacted by a change in the ratio of separate Canadian income or loss to total consolidated income or loss for 2009. The effective tax rate for the first quarter of 2009 was also impacted by state tax law changes that provided additional tax benefit.

Following is a summary of expense by jurisdiction for the first quarter of 2009:

JURISDICTION	U.S.	Canada	Total
(In million of dollars, unless otherwise noted)
Earnings (loss) before income taxes	($16)	($37)	($53)
Income tax (benefit) expense	(8)	—	(8)
Effective tax rate	50%	0%	15%

Net Earnings (Loss)

Net loss amounted to $45 million ($0.09 per common share on a diluted basis) in the first quarter of 2009, a decrease of $81 million compared to net earnings of $36 million ($0.07 per common share on a diluted basis) in the first quarter of 2008, mainly due to the factors mentioned above.

PAPERS

	Three months ended
SELECTED INFORMATION	March 31, 2009	March 30, 2008
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,106	$1,429
Intersegment sales	(60)	(83)

	$1,046	$1,346

Operating income (loss)	(6)	114

Shipments
Paper (in thousands of ST)	913	1,205
Pulp (in thousands of ADMT)	314	347

Sales and Operating Income

Sales

Sales in our Papers business amounted to $1,046 million in the first quarter of 2009, a decrease of $300 million, or 22%, compared to sales of $1,346 million in the first quarter of 2008. The decrease in sales is attributable to lower shipments for paper of approximately 24%, reflecting softer market demand for uncoated freesheet paper which led to our restructuring activities. This included the reorganization of our Dryden paper mill at the end of 2007 and its subsequent closure in November 2008, the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008 and the closure of one paper machine at our Plymouth pulp and paper mill effective in the first quarter of 2009. As a result of softer market demand for paper, we took higher lack-of-order downtime and paper machine slowdowns in the first quarter of 2009 when compared to the first quarter of 2008. The decrease in sales is also attributable to lower shipments for pulp of approximately 10%, reflecting weaker global demand resulting in higher lack-of-order downtime and machine slowdowns, as well as lower average selling prices for pulp. These factors were partially offset by higher average selling prices for paper, reflecting the price increases implemented in February and July of 2008.

Operating Income (Loss)

Operating loss in our Papers business amounted to $6 million in the first quarter of 2009, a decrease of $120 million, when compared to operating income of $114 million in the first quarter of 2008. The decrease is mostly attributable to lower shipments for pulp and paper, higher costs for raw materials including chemicals, particularly caustic soda and sulfuric acid, fiber and energy, a higher inventory revaluation charge due to the significant decline in selling prices for pulp as well as higher closure and restructuring costs and a write-down of property, plant and equipment, mostly related to the closure of one paper machine at our Plymouth pulp and paper mill. These factors were partially offset by the alternative fuel tax credits recorded in the first quarter of 2009, the favorable impact of a weaker Canadian dollar, lower maintenance costs, lower freight costs, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense. In the first quarter of 2008, we recorded a reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract.

Pricing Environment

Average sales prices in our Papers business increased in the first quarter of 2009 compared to the first quarter of 2008. Our sales prices for copy 20 lb sheets and offset 50 lb rolls were higher by $89/ton and $46/ton, or 8% and 5%, respectively, in the first quarter of 2009 compared to the first quarter of 2008, reflecting price increases implemented in February and July 2008.

Our average sales prices for both Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp decreased by $247/metric ton and $262/metric ton, or 33% and 39%, respectively, in the first quarter of 2009 compared to the first quarter of 2008. Even though price increases were implemented in February and July 2008, they were more than offset by a significant decrease in sales prices for both NBSK and NBHK in the fourth quarter of 2008 and first quarter of 2009. Our average sales prices for NBSK and NBHK pulp decreased by $91/metric ton and $132/metric ton, or 15% and 24%, respectively in the first quarter of 2009 compared to the fourth quarter of 2008.

Operations

Shipments

Our paper shipments decreased by 292,000 tons, or 24%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to softer market demand for uncoated freesheet paper which resulted in higher lack-of-order downtime and paper machine slowdowns in the first quarter of 2009. This in turn resulted in the closure of one paper machine at our Plymouth pulp and paper mill effective in the first quarter of 2009, the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008 and the reorganization of our Dryden paper mill announced in the fourth quarter of 2007 (which began in January 2008 and was permanently closed in November 2008). These factors were partially offset by a decrease in planned maintenance shutdowns in the first quarter of 2009 when compared to the first quarter of 2008.

Our pulp trade shipments decreased by 33,000 metric tons, or 10%, in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a weaker global demand and significant price decreases, which resulted in higher lack-of-order downtime and machine slowdowns. These factors were partially offset by a decrease in planned maintenance shutdowns.

Alternative Fuel Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures. We had submitted an application with the U.S. Internal Revenue Service (IRS) to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. In the first quarter of 2009, we have recorded $46 million in “Other operating (income) expense” related to claims filed for the period ending March 31, 2009. The claims for the refundable credits are based on the volume of bio fuel mixtures produced and burned during that period. The $46 million credit represents approximately 40% of the estimated future eligible alternative fuel tax credits available to us each quarter of 2009. In April 2009, we received the cash related to the first quarter of 2009 claims.

According to the Code, the tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to amend the Code. Although this does create some uncertainty related to the future of this credit, we believe that amounts reflected in income to date have met the income recognition criteria.

Labor

We have an umbrella agreement with the United Steelworkers Union, expiring in 2012, affecting approximately 4,000 employees at our U.S. locations. This agreement only covers certain economic elements, and all other issues will be negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements.

Negotiations for the renewal of the local collective agreement that expired in November 2007 for our Ashdown mill (affecting approximately 900 employees) began in October 2007 and have been completed in February 2009.

We have two collective agreements that expired in 2009, one at our Espanola pulp mill and one at our Dryden pulp mill.

Closure and Restructuring

In March 2009, we announced that we will indefinitely idle our Woodland pulp mill as of May 5, 2009, for an undetermined period, due to unfavorable economic conditions and weaker global demand for pulp. Our Woodland pulp mill has an annual hardwood production capacity of approximately 398,000 metric tons and approximately 300 employees will be affected by this measure.

In February 2009, we announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, effective at the end of February 2009. This measure resulted in the permanent curtailment of approximately 293,000 tons of paper capacity per year and affected approximately 185 employees. Our Plymouth pulp and paper mill will continue to operate two pulp lines, one pulp dryer as well as one paper machine, with an annual paper production capacity of 199,000 tons.

In the first quarter of 2009, we incurred $57 million for closure and restructuring costs ($1 million in the first quarter of 2008), including write-down of property, plant and equipment of $35 million for accelerated depreciation, compared to nil in the first quarter of 2008. For more details on the closure and restructuring cost, refer to Item 1, Financial Statements, Note 8, of this Quarterly Report on Form 10-Q.

PAPER MERCHANTS

	Three months ended
SELECTED INFORMATION	March 31, 2009	March 30, 2008
(In millions of dollars)
Sales	$217	$262

Operating income	2	3

Sales and operating income

Sales

Sales in our Paper Merchants business amounted to $217 million in the first quarter of 2009, a decrease of $45 million compared to sales of $262 million in the first quarter of 2008. This decrease in sales was mostly attributable to a decrease in deliveries of approximately 17%.

Operating Income

Operating income amounted to $2 million in the first quarter of 2009, a decrease of $1 million when compared to operating income of $3 million in the first quarter of 2008. The decrease in operating income is mostly attributable to a decrease in deliveries in the first quarter of 2009 when compared to the first quarter of 2008, as well as increased depreciation and amortization expense in the first quarter of 2009. These factors were partially offset by lower SG&A costs in the first quarter of 2009.

Operations

Labor

We have collective agreements covering six locations in the U.S., two of which expired in 2009 and are currently in negotiation, two will expire in 2010 and two in 2013. We have collective agreements covering four locations in Canada, one of which expired in 2008 and one in 2009 (negotiations will start soon) and two will expire in 2010.

WOOD

	Three months ended
SELECTED INFORMATION	March 31, 2009	March 30, 2008
(In millions of dollars, unless otherwise noted)
Sales	$43	$63
Intersegment sales	(4)	(6)

	39	57

Operating loss	(18)	(22)

Shipments (millions of FBM)	125	160

Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$228	$277
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	240	291

[1]	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood business amounted to $39 million in the first quarter of 2009, a decrease of $18 million, or 32%, compared to sales of $57 million in the first quarter of 2008. The decrease in sales is attributable to lower average selling prices and lower shipments for wood products due to the slowdown in the U.S. housing industry, partially offset by higher chip prices in the first quarter of 2009.

Operating Loss

Operating loss in our Wood business amounted to $18 million in the first quarter of 2009, a decrease of $4 million compared to an operating loss of $22 million in the first quarter of 2008. This decrease in operating loss is mainly attributable to the favorable impact of a weaker Canadian dollar in the first quarter of 2009 when compared to the first quarter of 2008, a refund of softwood lumber export tax of $2 million in the first quarter of 2009 related to prior periods, lower depreciation and amortization expense due to the write-off of property, plant and equipment recorded in the fourth quarter of 2008 as well as lower SG&A expenses. These factors were partially offset by lower average selling prices and lower shipments of our wood products, higher closure and restructuring costs as well as an increase in our allowance for doubtful accounts.

Pricing Environment

Our average sales price for Great Lakes 2x4 stud lumber decreased by $49/MFBM, or 21%, and our average sales price for Great Lakes 2x4 random length lumber decreased by $51/MFBM, or 21%, in the first quarter of 2009 compared to the first quarter of 2008.

Operations

Shipments

Our lumber and wood shipments in the first quarter of 2009 decreased by 35 MFBM, or 22%, compared to shipments in the first quarter of 2008, primarily due to the slowdown in the U.S. housing industry.

Labor

We currently have three collective agreements that are expired and under negotiation.

United States imposes tariffs on softwood lumber

In February 2009, a tribunal operating under the auspices of the London Court of International Arbitration (“LCIA”) issued its decision on a remedy in the softwood lumber arbitration in which Canada was found to have breached the 2006 Softwood Lumber Agreement (“SLA”) between the United States and Canada by failing to calculate quotas properly during the first six months of 2007. The LCIA tribunal determined that, as appropriate adjustment to compensate for its breach, Canada must collect an additional 10% ad valorem export charge on softwood lumber shipments from four Canadian provinces until $55 million has been collected. Canada has not imposed the compensatory measures determined by the tribunal. In March 2009, Canada offered instead to tender a payment of approximately $37 million to the United States Government. The United States does not consider that such an offer cures the breach identified by the tribunal, and the United States formally rejected Canada’s offer on April 2, 2009. That matter is the subject of separate proceedings under LCIA. The SLA provides that if Canada fails to cure its breach within the time prescribed by the tribunal and does not take the compensatory adjustments determined by the tribunal, the United States may impose customs duties in an amount not to exceed the additional export charges that the tribunal has specified as compensation for the breach. Starting in April 2009, the United States imposed tariffs on softwood lumber from four Canadian provinces due to Canada’s failure to comply with the SLA. This measure will impact our financial results starting in the second quarter of 2009.

Other

In April 2009, we announced that we will idle our Ear Falls sawmill for approximately seven weeks, effective April 10, 2009 in response to weak North American lumber market conditions.

We intend to continue to seek opportunities to maximize the value of these assets as well as pursue initiatives to improve their operational efficiency.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2009, compensation expense on previously outstanding awards recognized in our results of operations was approximately $4 million compared to $5 million in the first quarter of 2008. Compensation costs for performance awards are based on management’s best estimate of the ultimate performance measurement.

In May 2009, a number of new equity awards were granted, consisting of performance conditioned restricted stock units, restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions. These new equity awards had no impact on our financial results for the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. Under normal market conditions, we also have the ability to fund liquidity requirements through new financing, subject to satisfactory credit ratings. The credit markets, however, have been contracting and market access for non-investment grade companies such as Domtar has been limited or non-existent for more than twelve months. Our liquidity requirements can be satisfied by drawing upon our contractually committed revolving credit facility, of which $549 million is currently undrawn and available, but under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $57 million in the first quarter of 2009, a $30 million increase compared to cash flows provided from operating activities of $27 million in the first quarter of 2008. This increase in cash flows provided from operating activities reflects lower requirements for working capital offset by a decrease in profitability. The decrease in requirements for working capital in the first quarter of 2009 when compared to the first quarter of 2008 is primarily due to receivables (including $15 million use of cash related to securitization of trade receivables), inventory (which was impacted in the first quarter of 2009 by lower pulp prices as well as a decrease in our paper inventory) partially offset by trade and other payables.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first quarter of 2009 amounted to $24 million, a $16 million increase compared to cash flows used for investing activities of $8 million in the first quarter of 2008. This increase in cash flows used for investing activities is primarily due to proceeds from the disposal of certain property, plant and equipment in the first quarter of 2008, partially offset by lower capital spending in the first quarter of 2009 when compared to the first quarter of 2008.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2009.

Financing Activities

Cash flows provided from financing activities totaled $96 million in the first quarter of 2009 compared to cash flows used for financing activities of $33 million in the first quarter of 2008. This $129 million increase in cash flows provided from financing activities is mainly attributable to $90 million of borrowings under the revolving credit facility in the first quarter of 2009. In the first quarter of 2008, we repaid $50 million under our revolving credit facility.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $2,120 million at March 31, 2009, compared to $2,155 million at December 31, 2008. The $35 million decrease in net indebtedness is primarily due to a higher cash level, partially offset by an increase in net borrowings of $90 million under our revolving bank credit facility in the first quarter of 2009 as well as higher bank indebtedness.

Our Credit Agreement consists of a senior secured tranche B term loan facility and a $750 million senior secured revolving credit facility. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

The tranche B term loan facility matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan facility amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date. In addition, under certain conditions and to the extent we generate cash flow in excess of cash flow used for operating and capital requirements and repayments of debt, excluding optional repayments of the term loan, we are obligated to apply a portion of such excess cash towards repayments of the term loan, which amount would take into account any optional repayments of the term loan already made.

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

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, dividends and other payments in respect of capital stock, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice. At March 31, 2009, we were in compliance with our covenants.

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

As of March 31, 2009, there were $150 million of borrowings under our revolving credit facility. In addition, at March 31, 2009, we had outstanding letters of credit amounting to $51 million under this credit facility. We also have other outstanding letters of credit amounting to $2 million.

Credit Rating

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facility	Baa3
	Unsecured debt obligations	Ba3
Standard & Poor’s	Secured Credit Facility	BBB-
	Unsecured debt obligations	BB-

The ratings by Moody’s Investors Services (“Moody’s”) are the fourth and fifth best ratings in terms of quality within nine rating gradations, with the numerical modifier 3 indicating a ranking at the low end of a rating category. According to Moody’s, a rating of Baa has moderate credit risk with certain speculative characteristics and the rating of Ba has speculative elements and is subject to substantial credit risk. The ratings by Standard & Poor’s (“S&P”) are the fourth and fifth best ratings in terms of quality within ten rating gradations, with the “minus” indicating a ranking at the lower end of this category. According to S&P, a rating of BBB has adequate protection parameters and a rating of BB has significant speculative characteristics. Moody’s has a “stable” outlook in respect to its ratings and S&P has changed its outlook from “stable” to “negative” with respect to its ratings, in the first quarter of 2009.

A reduction in our credit ratings would have a negative impact on our access to and cost of capital and financial flexibility. The above ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the above rating agencies.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of March 31, 2009, there were 20,280,936 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events.

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

As of March 31, 2009, the senior beneficial interest in receivables held by third parties was $95 million. We expect to continue selling receivables on an ongoing basis. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, although not anticipated at this time, our working capital and bank debt requirements will increase.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2009, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2009, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have to pay up to a maximum of $95 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the closing date of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., the maximum amount of the purchase price adjustment was $87 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $87 million (CDN$110 million) as a result of the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007 triggered the purchase price adjustment and seeking a purchase price adjustment of $87 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007 triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Change Implemented

Fair Value Measurements

In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 157-2 delaying the effective date of SFAS No. 157 “Fair Value Measurements” to fiscal years beginning after November 15, 2008 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted the full requirements of SFAS 157 on January 1, 2009, with no significant impact on our consolidated financial statements has resulted from adopting SFAS 157.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We adopted the disclosure requirements of this statement with respect to our March 31, 2009 consolidated financial statements.

Intangible Assets

In April 2008, the FASB issued Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extensions assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This FSP also provides additional disclosure requirements related to recognized intangible assets. The guidance for determining useful lives of intangible assets under this FSP is effective for intangible assets acquired in fiscal years beginning after December 15, 2008. Disclosure requirements under this FSP are effective for all intangible assets recognized as of, and subsequent to, fiscal years beginning after December 15, 2008.

Since we did not acquire intangible assets during the first quarter of 2009, the guidance for determining useful lives of intangible assets under this FSP had no impact on our consolidated financial statements. We adopted, however, the disclosure requirements of this Staff Position with respect to our March 31, 2009 consolidated financial statements.

Equity Method Investment Accounting

In November 2008, the Emerging Issues Task Force (“EITF”) approved Issue No. 08-6, “Equity Method Investment Accounting Considerations.” In this Issue, the EITF has considered the impact of FAS 141(R) “Business Combinations” and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” on the accounting for an investment under the equity method. Historically, the equity method was described in Opinion 18 “The Equity Method of Accounting for Investments in Common Stock.”

Some of the topics that were addressed by the EITF in this Issue are:

•	Determination of the carrying value of an equity method investment;

•	Use of the other-than-temporary impairment model under Opinion 18; and

•	Accounting for share issuances by the investee.

This issue is effective in fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Consequently, we adopted the requirements of this Issue on January 1, 2009, with no impact on our consolidated financial statements.

Future Accounting Changes

Fair Value Measurements

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, “Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.”

This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also amends the disclosure provisions of SFAS 157 to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value.

This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We are assessing the impact of adopting the requirements of this FSP.

Fair Value Disclosures for Interim Periods

In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim disclosures about fair value of financial instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements of publicly traded companies. APB Opinion No. 28, “Interim Financial Reporting,” and this FSP are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We will adopt the disclosure requirements of this FSP in the second quarter of 2009.

Other Than Temporary Impairment

In April 2009, the FASB issued Staff Position (“FSP”) No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Under this FSP, the primary change to the other-than-temporary impairments (“OTTI”) model for debt securities is the change in focus from an entity’s intent and ability to hold a security until recovery. Instead, an OTTI is triggered if (1) an entity has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. In addition, the FSP changes the presentation of an OTTI in the income statement if the only reason for recognition is a credit loss (i.e., the entity does not expect to recover its entire amortized cost basis). That is, if the entity has the intent to sell the security or it is more likely than not that it will be required to sell the security, the entire impairment (amortized cost basis over fair value) will be recognized in earnings. However, if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated into the credit loss component, which is recorded in earnings, and the remainder of the impairment charge, which is recorded in other comprehensive income (“OCI”).

Finally, the FSP amends the disclosure provisions of Statement 115 “Accounting for Certain Investments in Debt and Equity Securities” for both debt and equity securities. The FSP requires disclosures in interim and annual periods for major security types identified on the basis of how an entity manages, monitors, and measures its securities and the nature and risks of the security.

This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We are currently assessing the impact of adopting the requirements of this FSP in the second quarter of 2009.

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2008, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the first quarter of 2009.

Impairment of Long-Lived Assets

Plymouth Pulp and Paper Mill

On February 5, 2009, we announced that we would permanently reduce our fine paper manufacturing at our Plymouth pulp and paper mill, by shutting down one of the two paper machines comprising the mill’s fine paper production unit. As a result of this decision, we recorded a $35 million write-down as accelerated depreciation, to bring this asset to its estimated net recoverable amount. Given the closure of the paper machine, we also conducted a Step I impairment test on the remaining Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets were sufficient to recover the carrying value of the long-lived assets and, as, such, no impairment charge was required.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products, which may be tied to the relative strength of various U.S. and/or Canadian business segments;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations, and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors,” in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2008.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2008. There has not been any material change in our exposure to market risk since December 31, 2008. In the first quarter of 2009, we have added the following disclosure.

COST RISK

Cash flow hedges

We purchase natural gas and oil at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas and oil, we may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas and oil purchases. We formally document the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the period in which the hedged transaction occurs.

The following table presents the volumes under derivative financial contracts for natural gas and oil outstanding as of March 31, 2009 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts		Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for (a)
				2009	2010	2011
Natural gas	3,585,000	MMBTU (1)	$33	4%	19%	4%
Oil	90,500	BBL (2)	$4	42%	—%	—%

(1)	MMBTU: Millions of British thermal units
(2)	BBL: Barrels
(a)	The percentage of coverage represents the derivative financial instrument positions. The percentage of natural gas and oil purchases under fixed price contracts, for both derivative financial instrument and physical delivery for 2009 are 43% and 67%, 2010 are 19% and nil and 2011 are 4% and nil, respectively.

The natural gas and oil derivative contracts were fully effective as of March 31, 2009 and the critical terms of the hedging instruments and the hedged items match. As a result, there were no significant amounts reflected in the Consolidated Statement of Earnings for the first quarter of 2009 resulting from hedge ineffectiveness.

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the United States and Canada. As a result, we are exposed to movements in the foreign currency exchange rate in Canada. Also, certain assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar relative to the U.S. dollar. Our risk management policy allows us to hedge a significant portion of our exposure to fluctuations in foreign currency exchange rates for periods up to three years. We may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates. Foreign exchange forward contracts are contracts whereby we have the obligation to buy Canadian dollars at a specific rate. Currency options purchased are contracts whereby we have the right, but not the obligation, to buy Canadian dollars at the strike rate if the Canadian dollar trades above that rate. Currency options sold are contracts whereby we have the obligation to buy Canadian dollars at the strike rate if the Canadian dollar trades below that rate.

We formally document the relationship between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next twelve months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income within shareholders’ equity, and are recognized in cost of sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options and forward foreign exchange contracts outstanding as of March 31, 2009 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses under derivative contracts for
			2009	2010
Currency options purchased	CDN	$630	61%	12%
Currency options sold	CDN	$630	61%	12%

The currency options and the foreign exchange forward contracts are fully effective as at March 31, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statement of Earnings for the first quarter of 2009, resulting from hedge ineffectiveness.

The Effect of Derivative Instruments on the Consolidated Statement of Earnings (Loss) and Consolidated Statement of Shareholders’ Equity

Derivatives designated as cash flow instruments under SFAS 133	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative (Effective Potion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the three months ended March 31, 2009	For the three months ended March 30, 2008	For the three months ended March 31, 2009	For the three months ended March 30, 2008
Natural gas swap contracts	$(2)	$—	$—	$—
Currency options	(13)	(5)	(18)	—	Cost of sales

Total	$(15)	$(5)	$(18)	$—

The loss recorded in accumulated other comprehensive loss relating to natural gas contracts will be recognized in cost of sales upon maturity of the derivatives over the next two years at the prevailing values then, which may be different from those at March 31, 2009.

The loss recorded in accumulated other comprehensive loss relating to currency options and foreign exchange forward contracts will be recognized in cost of sales upon maturity of the derivatives over the next twelve months at the prevailing values then, which may be different from those at March 31, 2009.

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under FAS 133:	March 31, 2009	March 30, 2008	Fair value measurement using significant observable inputs (Level 2) (a)		Balance sheet location
			2009	2008

Assets derivatives
Currency options	$6	$8	$6	$8	Prepaid Expenses

Total Assets	$6	$8	$6	$8

Liabilities derivatives
Currency options	$43	$8	$43	$8	Trade and other payables
Natural gas swap contracts	4	—	4	—	Trade and other payables
Natural gas swap contracts	7	—	7	—	Other liabilities and deferred credits

Total Liabilities	$54	$8	$54	$8

(a)	Level 2 is identified as: Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted market prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Fair value measurement for our derivatives are classified under Level 2 as such measurements are determined using published market price or estimated based on observable inputs such as interest rates, yield curves, spot and future exchange rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2009, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

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

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report is found in Note 10 to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2008, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

In March 2009, Domtar Corporation announced that its Board of Directors has approved a proposal to effect a reverse stock split of the Company’s outstanding common stock and a corresponding reverse stock split of the outstanding exchangeable shares issued by the Company’s indirect subsidiary, Domtar (Canada) Paper Inc.

The proposal would authorize the Board to effect, at its discretion, a reverse stock split by a ratio of 1-for-12, 1-for-15 or 1-for-18 shares. The proposal is outlined in the Company’s proxy statement filed with the SEC and Canadian securities regulators. It will be submitted to a vote by the stockholders at the Company’s annual meeting on May 29, 2009. The reverse stock split is also subject to certain customary regulatory approvals.

ITEM 6.	EXHIBITS

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 8, 2009	By:	/s/ RAZVAN THEODORU
Razvan Theodoru
Vice-President and Secretary