Form 10-Q
period 2009-06-30
Domtar CORP
filed 2009-08-07
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(514) 848-5555

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At August 4, 2009, 41,933,498 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2009

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended		Six months ended
CONSOLIDATED STATEMENTS OF EARNINGS	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
	(Unaudited)
	$	$	$	$
Sales	1,319	1,639	2,621	3,304
Operating expenses
Cost of sales, excluding depreciation and amortization	1,116	1,336	2,239	2,678
Depreciation and amortization	104	118	203	234
Selling, general and administrative	86	103	169	211
Write-down of property, plant and equipment (NOTE 9)	—	—	35	—
Closure and restructuring costs (NOTE 9)	6	11	30	12
Other operating income (NOTE 13)	(132)	(9)	(172)	(5)

	1,180	1,559	2,504	3,130

Operating income	139	80	117	174
Interest expense	23	37	54	76

Earnings before income taxes	116	43	63	98
Income tax expense	68	19	60	38

Net earnings	48	24	3	60

Per common share (in dollars) (NOTE 1)
Net earnings
Basic	1.12	0.56	0.07	1.40
Diluted	1.12	0.56	0.07	1.40
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	43.0	43.0	43.0	43.0
Diluted	43.0	43.0	43.0	43.0

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30, 2009	December 31, 2008
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	381	16
Receivables, less allowances of $8 and $11 (NOTE 6)	591	477
Inventories (NOTE 7)	805	963
Prepaid expenses	31	27
Income and other taxes receivable	45	56
Deferred income taxes	118	116

Total current assets	1,971	1,655
Property, plant and equipment, at cost	9,143	8,963
Accumulated depreciation	(4,981)	(4,662)

Net property, plant and equipment	4,162	4,301
Intangible assets, net of amortization (NOTE 8)	80	81
Other assets	73	67

Total assets	6,286	6,104

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	24	43
Trade and other payables	591	646
Income and other taxes payable	42	36
Long-term debt due within one year	13	18

Total current liabilities	670	743
Long-term debt (NOTE 11)	2,162	2,110
Deferred income taxes and other	881	824
Other liabilities and deferred credits	309	284
Commitments and contingencies (NOTE 12)
Shareholders’ equity
Common stock (NOTE 4) $0.01 par value: authorized 2,000,000,000 shares issued and outstanding: 41,570,309 and 41,219,727 shares, respectively	—	5
Exchangeable shares (NOTE 4) No par value; unlimited shares authorized; issued and held by nonaffiliates: 1,400,627 and 1,741,358 shares, respectively	116	138
Additional paid-in capital (NOTE 4)	2,775	2,743
Accumulated deficit	(523)	(526)
Accumulated other comprehensive loss	(104)	(217)

Total shareholders’ equity	2,264	2,143

Total liabilities and shareholders’ equity	6,286	6,104

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$	$
Balance at December 31, 2008	515.5	5	138	2,743	(526)	(217)	2,143
Conversion of exchangeable shares	—	—	(22)	22	—	—	—
Stock-based compensation	—	—	—	5	—	—	5
Net earnings	—	—	—	—	3	—	3
Net derivative gains on cash flow hedge, net of tax	—	—	—	—	—	47	47
Foreign currency translation adjustments	—	—	—	—	—	66	66
Reverse stock split (12:1) (NOTE 4)	(472.5)	(5)	—	5	—	—	—

Balance at June 30, 2009	43.0	—	116	2,775	(523)	(104)	2,264

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Six months ended
CONSOLIDATED STATEMENTS OF CASH FLOWS	June 30, 2009	June 29, 2008
	(Unaudited)
	$	$
Operating activities
Net earnings	3	60
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	203	234
Deferred income taxes	59	13
Write-down of property, plant and equipment	35	—
Gain on repurchase of long-term debt	(15)	—
Net gains on disposals of property, plant and equipment	—	(1)
Stock-based compensation expense	5	9
Gain on sale of trademarks	—	(6)
Other	8	4
Changes in assets and liabilities
Receivables	(117)	(58)
Inventories	171	—
Prepaid expenses	(1)	(22)
Trade and other payables	(24)	(31)
Income and other taxes	18	1
Difference between employer pension and other post-retirement expense and contributions	15	(47)
Other assets and other liabilities	3	(16)

Cash flows provided from operating activities	363	140

Investing activities
Additions to property, plant and equipment	(42)	(65)
Proceeds from disposals of property, plant and equipment	1	22
Proceeds from sale of trademarks	—	6

Cash flows used for investing activities	(41)	(37)

Financing activities
Net change in bank indebtedness	(19)	(26)
Change of revolving bank credit facility	90	(50)
Issuance of long-term debt	385	—
Repayment of long-term debt	(409)	(37)
Debt issue and tender offer costs	(13)	—

Cash flows provided from (used for) financing activities	34	(113)

Net increase (decrease) in cash and cash equivalents	356	(10)
Translation adjustments related to cash and cash equivalents	9	—
Cash and cash equivalents at beginning of period	16	71

Cash and cash equivalents at end of period	381	61

Supplemental cash flow information
Net cash payments for:
Interest	64	55
Income taxes	2	46

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in Domtar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. The December 31, 2008 Consolidated balance sheet, presented for comparative purposes in this interim report, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications of prior period balances have been made for consistent presentation with the present period.

As of June 10, 2009, the Company carried out a reverse stock split, as described in Note 4. All previously reported share and per share amounts have been restated in the accompanying financial statements and related notes to reflect the reverse stock split.

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through August 5, 2009, the date these consolidated financial statements were available to be issued.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

FAIR VALUE DISCLOSURES FOR INTERIM PERIODS

In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require interim-period disclosures about fair value of financial instruments that were previously made on an annual basis only.

APB Opinion No. 28-1, and FSP 107-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company adopted the disclosure requirements in its June 30, 2009 consolidated financial statements.

FAIR VALUE MEASUREMENTS

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also provides guidance on indentifying transactions that are not orderly by assessing certain factors among which are: an adequate marketing period for the asset or liability, whether the seller is in a distressed state and whether the transaction price is an outlier compared with recent transactions. The FSP finally amends the disclosure provisions of SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value.

This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. Since the Company did not hold any assets or liabilities that are within the scope of this FSP, for which the volume and level of activity have significantly decreased, the measurement requirements outlined were of no impact on its fair value measurements as at June 30, 2009. The Company, however, reflected the disclosure requirements of this FSP in its consolidated financial statements.

MANAGEMENT’S ASSESSMENT OF SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165) providing guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. SFAS No. 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.

SFAS No. 165 does not significantly change practice because its guidance is similar to that in existing U.S. auditing literature on subsequent events, although with some important modifications. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods.

SFAS No. 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. Management applied the requirements of this Statement in the preparation of its June 30, 2009 consolidated financial statements as mentioned in Note 1.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FUTURE ACCOUNTING CHANGES

TRANSFERS OF FINANCIAL ASSETS

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166), which amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Some of the major changes undertaken by SFAS No. 166 include:

•

Eliminating the concept of a Qualified Special Purpose Entity (“QSPE”) since the FASB believes, on the basis of recent experience, that many entities that have been accounted for as QSPEs are not truly passive, a belief that challenges the premise on which the QSPE exception was based.

•	Modifying the derecognition provisions in SFAS No. 140. Specifically, SFAS No. 166 aimed to:

o	require that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis,

o	clarify when a transferred asset is considered legally isolated from the transferor,

o	modify the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and
o	provide guidance on when a portion of a financial asset can be derecognized, thereby restricting the circumstances when sale accounting can be achieved to the following cases:

•	transfers of individual or groups of financial assets in their entirety and

•	transfers of participating interests

SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company will assess the impact of adopting this Statement on its consolidated financial statements.

FASB ACCOUNTING STANDARDS CODIFICATION

On July 1, 2009, the FASB Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, Emerging Issues Task Force (“EITF”) abstracts, and other accounting literature (together, “previous GAAP”). The Codification eliminated this hierarchy and replaced previous GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature; namely, authoritative and nonauthoritative.

The FASB has indicated that the Codification does not change previous GAAP, instead, the changes aim to reduce the time and effort it takes for users to research accounting questions and improve the usability of accounting standards by reorganizing them into a topical format, where each topic is subdivided into a number of levels that aggregate all elements of literature related to this topic.

For reporting purposes, the Codification will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. In terms of its applicability as the single source of authoritative GAAP, the Codification was adopted by the company upon its issuance.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas and oil contracts outstanding as of June 30, 2009 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts		Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for (a)
				2009	2010	2011	2012
Natural gas	4,695,000	MMBTU (1)	$40	5%	23%	8%	1%
Oil	66,000	BBL (2)	$3	23%	2%	0%	0%

(1)	MMBTU: Millions of British thermal units
(2)	BBL: Barrels
(a)	The percentage of coverage represents the derivative financial instrument positions. The percentage of natural gas and oil purchases under fixed price contracts for both derivative financial instruments and physical delivery for 2009 are 42 % and 38%, respectively, and the percentages are the same for 2010, 2011 and 2012.

The natural gas and oil derivative contracts were fully effective for accounting purposes as of June 30, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no significant amounts reflected in the Consolidated Statement of Earnings for the three and six months ended June 30, 2009 resulting from hedge ineffectiveness.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options outstanding as of June 30, 2009 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2009	2010
Currency options purchased	CDN	$560	61%	23%
Currency options sold	CDN	$560	61%	23%

The currency options are fully effective as at June 30, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statement of Earnings for the three and six months ended June 30, 2009 resulting from hedge ineffectiveness.

The Effect of Derivative Instruments on the Consolidated Statement of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives designated as cash flow hedging instruments under SFAS 133	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the three months ended June 30, 2009	For the three months ended June 29, 2008	For the three months ended June 30, 2009	For the three months ended June 29, 2008
Natural gas swap contracts	$—	$—	$(1)	$—	Cost of sales
Oil swap contracts	1	(6)	—	—	Cost of sales
Currency options	34	5	(9)	—	Cost of sales

Total	$35	$(1)	$(10)	$—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Effect of Derivative Instruments on the Consolidated Statement of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives designated as cash flow hedging instruments under SFAS 133	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the six months ended June 30, 2009	For the six months ended June 29, 2008	For the six months ended June 30, 2009	For the six months ended June 29, 2008
Natural gas swap contracts	$(2)	$—	$(1)	$—	Cost of sales
Oil swap contracts	1	(6)	—	—	Cost of sales
Currency options	21	—	(27)	—	Cost of sales

Total	$20	$(6)	$(28)	$—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The loss recorded in Accumulated other comprehensive loss relating to natural gas contracts will be recognized in Cost of sales upon maturity of the derivatives over the next 2 years at the then prevailing values, which may be different from those at June 30, 2009.

The loss recorded in Accumulated other comprehensive loss relating to currency options and foreign exchange forward contracts will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2009.

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under SFAS 133:	June 30, 2009	December 31, 2008		Balance sheet
Asset derivatives
Oil swap contracts	$1	—	(a)	Prepaid expenses
Currency options	13	13	(a)	Prepaid expenses

Total Assets	$14	13

Liabilities derivatives
Currency options	$12	$57	(a)	Trade and other payables
Natural gas swap contracts	6	—	(a)	Trade and other payables
Natural gas swap contracts	5	6	(a)	Other liabilities and deferred credits

Total Liabilities	$23	63

Other Instruments:
Long-term debt	$1,989	$1,524	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

-	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of the Company’s long-term debt is classified under Level 1 (quoted market prices for identical assets and liabilities in active markets) since it is measured by comparison to market prices of identical debt instruments.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
	(Unaudited)
Net earnings	$48	$24	$3	$60

Weighted average number of common and exchangeable shares outstanding (millions)	43.0	43.0	43.0	43.0
Effect of dilutive securities (millions)	—	—	—	—

Weighted average number of diluted common and exchangeable shares outstanding (millions)	43.0	43.0	43.0	43.0

Basic net earnings per share (in dollars)	$1.12	$0.56	$0.07	$1.40
Diluted net earnings per share (in dollars)	$1.12	$0.56	$0.07	$1.40

The following provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three months ended		Six months ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
Restricted stock units	113,452	125,527	113,452	110,987
Options	669,334	131,888	669,334	136,384
Performance-based awards	15,849	355,015	15,849	357,537

The calculation of earnings per common share for the three and six months ended June 30, 2009 is based on the weighted-average number of Domtar common stock outstanding during the period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common stock.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. EARNINGS PER SHARE (CONTINUED)

On May 29, 2009 the Company’s Board of Directors authorized the implementation of a reverse stock split at a 1 for 12 ratio of its outstanding common stock. The reverse stock split became effective June 10, 2009. At the effective time, every 12 shares of the Company’s common stock that was issued and outstanding was automatically combined into one issued and outstanding share, without any change in par value of such shares.

As a result of the reverse stock split, the Company reclassified $5 million from Common stock to Additional paid-in capital.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2009, the pension expense was $6 million and $12 million, respectively (2008—$5 million and $11 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	Three months ended		Six months ended
	June 30, 2009		June 30, 2009
	Pension Plans	Other post- retirement benefit plans	Pension Plans	Other post- retirement benefit plans
	$	$	$	$
Service cost	9	—	17	1
Interest expense	19	2	39	4
Expected return on plan assets	(17)	—	(35)	—
Settlement loss	—	—	2	—
Curtailment loss	—	—	2	—
Amortization of net loss	—	—	1	—
Amortization of prior year service costs	1	—	2	—
Special termination benefits	—	—	1	—

Net periodic benefit cost	12	2	29	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	Three months ended		Six months ended
	June 29, 2008		June 29, 2008
	Pension Plans	Other post- retirement benefit plans	Pension Plans	Other post- retirement benefit plans
	$	$	$	$
Service cost	8	1	18	2
Interest expense	21	2	42	3
Expected return on plan assets	(21)	—	(43)	—
Settlement loss	2	—	4	—
Amortization of prior year service costs	1	—	1	—

Net periodic benefit cost	11	3	22	5

The Company contributed $10 million and $16 million for the three and six months ended June 30, 2009, respectively (2008—$55 million and $71 million, respectively), to the pension plans. The Company also contributed $2 million and $3 million for the three and six months ended June 30, 2009, respectively (2008—$1 million and $3 million, respectively), to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. RECEIVABLES SECURITIZATION

The Company uses securitization of certain receivables as a source of financing by reducing its working capital requirements. The Company’s securitization program consists of the sale of U.S. and Canadian dollar receivables to a bankruptcy remote entity, which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables. The agreement governing the Company’s receivables securitization program normally allows the daily sale of new receivables to replace those that have been collected. The agreement also limits the cash that can be received from the transfer of the senior beneficial interest. The subordinated interest retained by the Company is included in Receivables on the Consolidated balance sheet and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

The Company retains responsibility for servicing the receivables sold but does not record a servicing asset or liability as the fees received by the Company for this service approximate the fair value of the services rendered.

In June 2009, the Company amended the agreement governing its receivables securitization program to include additional receivable pools. The amended agreement expires in October 2010. The maximum cash consideration that can be received from the sale of receivables under the amended agreement is $150 million. The accounting treatment with respect to the transfers of such receivables pursuant to SFAS No. 140 has remained unchanged under the amended agreement.

Gains or losses on securitization of receivables are calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds on sale and the fair value of the retained subordinate interest in such receivables on the date of the transfer. Fair value is determined on a discounted cash flow basis. The Company recorded a net loss of nil and $1 million for the three and six months ended June 30, 2009, respectively (2008—$1 million and $3 million, respectively), resulting from the programs described above and was included in Interest expense.

The following balances were outstanding under this program:

	June 30 2009	December 31, 2008
	$	$
Securitized receivables	534	211
Senior beneficial interest held by third parties	(20)	(110)

Subordinate interest in securitized receivables retained by Domtar	514	101

For the six months ended June 30, 2009, the net cash outflow from the reduction of senior beneficial interests in the U.S. and Canadian receivables was $90 million (2008—outflow $5 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. INVENTORIES

The following table presents the components of inventories:

	June 30, 2009	December 31, 2008
	$	$
Work in process and finished goods	476	584
Raw materials	119	170
Operating and maintenance supplies	210	209

	805	963

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	June 30, 2009	December 31, 2008
		$	$
Intangible assets subject to amortization
Water rights	40	14	14
Power purchase agreements	25	29	27
Customer relationships	20	9	9
Trade names	7	6	6
Supplier agreements	5	5	5
Natural gas contracts	4	15	14
Cutting rights	Units of production method	20	19

		98	94
Allowance for amortization		(18)	(13)

Total intangible assets		80	81

Amortization expense related to intangible assets for the three and six months ended June 30, 2009 was $3 million and $5 million, respectively (2008—$2 million and $4 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2009	2010	2011	2012	2013
	$	$	$	$	$
Amortization expense related to intangible assets	7	4	4	4	3

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

On February 5, 2009, the Company announced that it would permanently reduce its fine paper manufacturing at its Plymouth, North Carolina mill, by shutting down one of the two paper machines comprising the mill’s fine paper production unit. As a result, at the end of February 2009, there was a curtailment of 293,000 short tons of the mill’s uncoated freesheet production capacity and the shutdown affected approximately 185 employees. Given the closure of the paper machine, the Company conducted a Step I impairment test on the remaining Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as, such, no impairment charge was required.

On March 5, 2009, the Company announced that it would, as of May 5, 2009, idle its Woodland pulp facility in Baileyville, Maine for an undetermined period. This resulted in a temporary curtailment of 398,000 air dry metric tons and affected approximately 300 employees. Effective June 26, 2009, the Company reopened the Woodland pulp facility.

The following tables provide the components of closure and restructuring costs by segment:

	Three months ended June 30, 2009				Three months ended June 29, 2008
	Papers	Wood	Merchants	Total	Papers	Total
Severance and termination costs	$3	$1	$1	$5	$2	$2
Dismantling expense	—	—	—	—	7	7
Other closure related costs	1	—	—	1	2	2

Closure and restructuring costs	4	1	1	6	11	11

	Six months ended June 30, 2009				Six months ended June 29, 2008
	Papers	Wood	Merchants	Total	Papers	Total
Severance and termination costs	$17	$3	$1	$21	$3	$3
Dismantling expense	—	—	—	—	7	7
Other closure related costs	9	—	—	9	2	2

Closure and restructuring costs	26	3	1	30	12	12

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CLOSURE AND RESTRUCTURING COSTS (CONTINUED)

The following table provides the activity in the closure and restructuring liability.

	June 30, 2009	December 31, 2008
	$	$
Balance at beginning of year	47	83
Additions	15	24
Severance payments	(24)	(29)
Reversals of liability to earnings (a)	—	(24)
Other	—	(4)
Effect of foreign currency exchange rate change	1	(3)

Balance at the end of the period	39	47

(a)	Includes $23 million relating to the reversal of a provision for a contract assumed in the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. as a result of its termination by the counterparty in the first quarter of 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

COMPREHENSIVE INCOME

	Three months ended		Six months ended
	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
	(Unaudited)
	$	$	$	$
Net earnings	48	24	3	60
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges, net of tax	44	1	47	(4)
Amortization of prior service costs	—	1	—	1
Foreign currency translation adjustments	98	16	66	(45)

Comprehensive income	190	42	116	12

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. LONG-TERM DEBT

	Maturity	Nominal Amount	Currency	June 30 2009	December 31 2008
		$		$	$
Unsecured notes
7.875% Notes	2011	140	US	145	563
5.375% Notes	2013	350	US	325	323
7.125% Notes	2015	400	US	399	399
9.5% Notes	2016	125	US	138	139
10.75% Notes	2017	400	US	385	—
Secured term loan facility	2014		US	608	612
Secured revolving credit facility	2012		US	150	60
Capital lease obligations	2009-2028			25	28
Other				—	4

				2,175	2,128
Less: Due within one year				13	18

				2,162	2,110

UNSECURED NOTES

On June 9, 2009, the Company issued $400 million 10.75% Notes due 2017 (“Notes”) at an issue price of $385 million. The net proceeds from the offering of the Notes were used to fund the portion of the purchase price of the 7.875% Notes due in 2011 tendered and accepted by the Company pursuant to a tender offer, including the payment of accrued interest and applicable early tender premiums, not funded with cash on hand. The Company recorded a gain of $15 million related to the fair value increment associated with the portion of the 7.875% Notes repurchased, and recorded an expense of $4 million for the premium paid, and $1 million for other costs. Issuance expenses for the Notes of $8 million were deferred and are being amortized over the duration of the Notes.

The Notes are redeemable, in whole or in part, at the Company’s option at any time. In the event of a change in control, unless the Company has exercised the right to redeem all of the Notes, each holder will have the right to require the Company to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes plus any accrued and unpaid interest.

The Notes will be general unsecured obligations and will rank equally with existing and future unsecured and unsubordinated obligations. The Notes will be fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. wholly-owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

During the first quarter of 2006, the Company’s predecessor, Weyerhaeuser, closed the pulp and paper mill in Prince Albert, Saskatchewan and the sawmill at or near Big River, Saskatchewan due to poor market conditions. The Company’s management has determined that the Prince Albert pulp and paper mill is no longer a strategic fit for the Company and the Prince Albert facility will not be reopened by the Company. The Province of Saskatchewan may require active decommissioning and reclamation at one or both facilities. In the event decommissioning and reclamation is required at either facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts. The Corporation has a reserve for the estimated required environmental remediation at the site.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement which provided that while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims and such claims cannot be reasonably determined at this time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The Company has recorded an environmental reserve to address potential exposure. The government of British Columbia is requesting an action plan be submitted.

Domtar Inc. was issued a Request for Response Action (“RFRA”) by the Minnesota Pollution Control Agency (“MPCA”) for the clean-up of tar seeps and soils at a former coal tar distillation plant located in Duluth, Minnesota. On March 27, 1996, the MPCA issued a RFRA to Domtar Inc., Interlake Corp. (now XIK Corp.), Allied-Signal, Inc. (now Honeywell International Inc.) and Beazer East, Inc. requiring the investigation and potential remediation of a portion of an industrial site located in Duluth, Minnesota, believed to contain contaminated sediments originating from former coke and gas plants and coal tar distillation plants. Domtar Inc. formerly operated one coal tar distillation plant. By final and binding arbitration award, including qualifications by the arbitrators, the remediation cost related to Domtar Inc. is now estimated to be between $3 million and $4 million, of which $3 million has been paid. The parties, Domtar, XIK and Honeywell, reached an agreement in March 2009 regarding the allocation of past and future costs related to the remediation of the Duluth site, including potential natural resource damages claims. Domtar’s remaining financial exposure is within its environmental reserve.

At June 30, 2009, the Company had a provision of $98 million for environmental matters and other asset retirement obligations (2008—$99 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation:

	June 30, 2009	December 31, 2008
	$	$
Balance at beginning of year	99	119
Additions (reversals)	1	(7)
Environmental spending	(3)	(5)
Effect of foreign currency exchange rate change	1	(8)

Balance at the end of the period	98	99

Climate change regulation

Since 1997, when an international conference on global warming concluded an agreement known as the Kyoto Protocol, which called for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas concentrations, various international, national and local regulations have been proposed or implemented focusing on greenhouse gas reduction. These actual or proposed regulations do or will apply in the countries where the Company currently has, or may have in the future, manufacturing facilities or investments.

In the United States, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases. In June 2009, the House of Representatives passed The American Clean Energy and Security Act of 2009, also known as the Waxman-Markey Bill, which will next be considered by the U.S. Senate. In addition, several states have already taken legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. Also, the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant,” may result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs or other potential regulations. Passage of climate control legislation or other regulatory initiatives by Congress or various U.S. states, or the adoption of regulations by the Environmental Protection Agency or analogous state agencies that restrict emissions of greenhouse gases in areas in which the Company conducts business may have a material effect on operations in the United States. The Company expects not to be disproportionately affected by these measures compared with owners of comparable properties in the United States. Regulation of greenhouse gases also continues developing in Canada.

While it is likely that there will be increased regulation relating to greenhouse gases and climate change, at this stage it is not possible to estimate either a timetable for the implementation of any new regulations or the Company’s cost of compliance.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2009, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In the early part of 2006, Weyerhaeuser (the Company’s predecessor) closed the pulp and paper mill in Prince Albert, Saskatchewan. Domtar management has determined that the Prince Albert pulp and paper mill is no longer a strategic fit for the Company and the Prince Albert facility has been permanently closed. In a grievance relating to the closure of the Prince Albert facility, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its position with respect to this grievance and cannot be certain that it will not incur liability, which could be in excess of $20 million, with respect to this grievance.

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. could have been obligated to pay up to a maximum of $103 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the closing date of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., the maximum amount of the purchase price adjustment was approximately $95 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $95 million (CDN$110 million) as a result of the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., triggered the purchase price adjustment and sought a purchase price adjustment of $95 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, earnings or cash flows.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2009, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SEGMENT DISCLOSURES

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

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SEGMENT DISCLOSURES (CONTINUED)

	Three months ended		Six months ended
SEGMENT DATA	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
	(Unaudited)
	$	$	$	$
Sales
Papers	1,127	1,407	2,233	2,836
Paper Merchants	205	243	422	505
Wood	46	70	89	133

Total for reportable segments	1,378	1,720	2,744	3,474
Intersegment sales – Papers	(55)	(73)	(115)	(156)
Intersegment sales – Wood	(4)	(8)	(8)	(14)

Consolidated sales	1,319	1,639	2,621	3,304

Depreciation and amortization
Papers	98	110	192	220
Paper Merchants	1	1	2	1
Wood	5	7	9	13

	104	118	203	234
Impairment and write-down of PPE	—	—	35	—

Consolidated depreciation and amortization	104	118	238	234

Operating income (loss)
Papers (a)	150	92	144	206
Paper Merchants	1	2	3	5
Wood	(12)	(12)	(30)	(34)
Corporate	—	(2)	—	(3)

Consolidated operating income	139	80	117	174
Interest expense	23	37	54	76

Earnings before income taxes	116	43	63	98
Income tax expense	68	19	60	38

Net earnings	48	24	3	60

(a)	The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures. The Company has submitted an application with the U.S. Internal Revenue Service (IRS) to be registered as an alternative fuel mixer and received notification that its registration had been accepted in late March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. The Company recorded $131 million and $177 million in tax credits for the three and six months ended June 30, 2009, respectively, in Other operating income. The amounts for the refundable credits are based on the volume of bio fuel mixtures produced and burned during that period. The Company recorded $52 million and $70 million for the three and six months ended June 30, 2009, respectively, in income tax expense related to the alternative fuel mixture income. For the period ended June 30, 2009, the Company has received $137 million in cash related to these claims.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities in exchange for outstanding debt securities of Domtar Inc, a wholly-owned subsidiary of the Company. Pursuant to this exchange transaction, the securities that were issued (the “Guaranteed Debt”) were fully and unconditionally guaranteed by Domtar Paper Company, LLC, a wholly-owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries Inc. (and subsidiaries, excluding Domtar Funding LLC), Ris Paper Company, Inc., Domtar A.W., LLC (and subsidiary) and Domtar Maine LLC (and subsidiary) all wholly-owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company LLC’s own wholly-owned subsidiaries; including Domtar Delaware Investments Inc, Domtar Delaware Holdings Inc, Domtar Delaware Holdings LLC, Domtar Inc. and Domtar Pulp & Paper Products Inc. (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at June 30, 2009 and December 31, 2008 and the statements of earnings (loss), and cash flows for the three and six months ended June 30, 2009 and June 29, 2008 for Domtar Corporation (the “Parent Company”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in both cases using the equity method.

	For the three months ended June 30, 2009
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,102	385	(168)	1,319
Operating expenses
Cost of sales, excluding depreciation and amortization	—	895	389	(168)	1,116
Depreciation and amortization	—	78	26	—	104
Selling, general and administrative	5	62	19	—	86
Closure and restructuring costs	—	2	4	—	6
Other operating expenses (income)	—	(138)	6	—	(132)

	5	899	444	(168)	1,180

Operating income (loss)	(5)	203	(59)	—	139
Interest expense (revenue)	22	13	(12)	—	23

Earnings (loss) before income taxes	(27)	190	(47)	—	116
Income tax expense (benefit)	(10)	78	—	—	68
Share in earnings of equity accounted investees	65	(47)	—	(18)	—

Net earnings (loss)	48	65	(47)	(18)	48

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2009
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	2,209	793	(381)	2,621
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,838	782	(381)	2,239
Depreciation and amortization	—	154	49	—	203
Selling, general and administrative	9	128	32	—	169
Impairment of property, plant and equipment	—	35	—	—	35
Closure and restructuring costs	—	16	14	—	30
Other operating expenses (income)	—	(183)	11	—	(172)

	9	1,988	888	(381)	2,504

Operating income (loss)	(9)	221	(95)	—	117
Interest expense (revenue)	52	25	(23)	—	54

Earnings (loss) before income taxes	(61)	196	(72)	—	63
Income tax expense (benefit)	(22)	82	—	—	60
Share in earnings of equity accounted investees	42	(72)	—	30	—

Net earnings (loss)	3	42	(72)	30	3

	For the three months ended June 29, 2008
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,291	752	(404)	1,639
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,002	738	(404)	1,336
Depreciation and amortization	—	77	41	—	118
Selling, general and administrative	5	75	23	—	103
Closure and restructuring costs	—	(1)	12	—	11
Other operating expenses (income)	—	(9)	—	—	(9)

	5	1,144	814	(404)	1,559

Operating income (loss)	(5)	147	(62)	—	80
Interest expense	33	24	(20)	—	37

Earnings (loss) before income taxes	(38)	123	(42)	—	43
Income tax expense (benefit)	(15)	36	(2)	—	19
Share in earnings of equity accounted investees	47	(40)	—	(7)	—

Net earnings (loss)	24	47	(40)	(7)	24

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 29, 2008
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	2,595	1,474	(765)	3,304
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,057	1,386	(765)	2,678
Depreciation and amortization	—	155	79	—	234
Selling, general and administrative	8	134	69	—	211
Closure and restructuring costs	—	—	12	—	12
Other operating expenses (income)	—	(7)	2	—	(5)

	8	2,339	1,548	(765)	3,130
Operating income (loss)	(8)	256	(74)	—	174
Interest expense	71	(9)	14	—	76

Earnings (loss) before income taxes	(79)	265	(88)	—	98
Income tax expense (benefit)	(32)	94	(24)	—	38
Share in earnings of equity accounted investees	107	(64)	—	(43)	—

Net earnings (loss)	60	107	(64)	(43)	60

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	June 30, 2009
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	325	31	25	—	381
Receivables	5	502	84	—	591
Inventories	—	530	275	—	805
Prepaid expenses	3	4	24	—	31
Income and other taxes receivable	99	—	—	(54)	45
Intercompany accounts	15	1,418	181	(1,614)	—
Deferred income taxes	27	91	—	—	118

Total current assets	474	2,576	589	(1,668)	1,971
Property, plant and equipment, at cost	—	5,741	3,402	—	9,143
Accumulated depreciation	—	(2,799)	(2,182)	—	(4,981)

Net property, plant and equipment	—	2,942	1,220	—	4,162
Intangible assets, net of amortization	—	—	80	—	80
Investments in affiliates	5,260	1,272	26	(6,558)	—
Intercompany advances	8	80	600	(688)	—
Other assets	44	8	21	—	73

Total assets	5,786	6,878	2,536	(8,914)	6,286

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	17	7	—	24
Trade and other payables	33	293	265	—	591
Intercompany accounts	1,366	109	139	(1,614)	—
Income and other taxes payable	—	93	3	(54)	42
Long-term debt due within one year	8	5	—	—	13

Total current liabilities	1,407	517	414	(1,668)	670
Long-term debt	2,151	—	11	—	2,162
Intercompany long-term loans	80	607	1	(688)	—
Deferred income taxes	—	881	—	—	881
Other liabilities and deferred credits	—	76	233	—	309
Shareholders’ equity	2,148	4,797	1,877	(6,558)	2,264

Total liabilities and shareholders’ equity	5,786	6,878	2,536	(8,914)	6,286

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	December 31. 2008
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	—	14	2	—	16
Receivables	—	409	68	—	477
Inventories	—	658	305	—	963
Prepaid expenses	2	3	22	—	27
Income and other taxes receivable	96	—	9	(49)	56
Intercompany accounts	9	543	524	(1,076)	—
Deferred income taxes	5	111	—	—	116

Total current assets	112	1,738	930	(1,125)	1,655
Property, plant and equipment, at cost	—	5,712	3,251	—	8,963
Accumulated depreciation	—	(2,612)	(2,050)	—	(4,662)

Net property, plant and equipment	—	3,100	1,201	—	4,301
Goodwill	—	—	—	—	—
Intangible assets, net of amortization	—	—	81	—	81
Investments in affiliates	4,628	1,372	26	(6,026)	—
Intercompany advances	2	—	600	(602)	—
Other assets	38	16	13	—	67

Total assets	4,780	6,226	2,851	(7,753)	6,104

Liabilities and shareholders’ equity
Current liabilities
Bank indebtness	—	25	18	—	43
Trade and other payables	31	312	303	—	646
Intercompany accounts	636	—	440	(1,076)	—
Income and other taxes payable	—	85	—	(49)	36
Long-term debt due within one year	9	6	3	—	18

Total current liabilities	676	428	764	(1,125)	743
Long-term debt	2,099	—	11	—	2,110
Intercompany long-term loans	—	602	—	(602)	—
Deferred income taxes	—	821	3	—	824
Other liabilities and deferred credits	—	62	222	—	284
Shareholders’ equity	2,005	4,313	1,851	(6,026)	2,143

Total liabilities and shareholders’ equity	4,780	6,226	2,851	(7,753)	6,104

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2009
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	3	42	(72)	30	3
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	650	(341)	81	(30)	360

Cash flows provided from operating activities	653	(299)	9	—	363

Investing activities
Additions to property, plant and equipment	—	(28)	(14)	—	(42)
Proceeds from disposals of property, plant and equipment and sale of trademarks	—	—	1	—	1
Increase in long-term advances to related parties	(384)	—	—	384	—
Decrease in long-term advances to related parties	—	355	29	(384)	—

Cash flows provided from (used for) investing activities	(384)	327	16	—	(41)

Financing activities
Net change in bank indebtedness	—	(8)	(11)	—	(19)
Repayment of revolving bank credit	90	—	—	—	90
Issuance of long-term debt	385	—	—	—	385
Repayment of long-term debt	(406)	(3)	—	—	(409)
Debt issue and tender offer costs	(13)	—	—	—	(13)

Cash flows provided from (used for) financing activities	56	(11)	(11)	—	34

Net (decrease) increase in cash and cash equivalents	325	17	14	—	356
Translation adjustments related to cash and cash equivalents	—	—	9	—	9
Cash and cash equivalents at beginning of period	—	14	2	—	16

Cash and cash equivalents at end of period	325	31	25	—	381

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 29, 2008
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	60	107	(64)	(43)	60
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	35	75	(73)	43	80

Cash flows provided from (used for) operating activities	95	182	(137)	—	140

Investing activities
Additions to property, plant and equipment	—	(39)	(26)	—	(65)
Proceeds from disposals of property, plant and equipment and sale of trademarks	—	—	28	—	28
Increase in long-term advances to related parties	(15)	(126)	—	141	—
Decrease in long-term advances to related parties	—	—	141	(141)	—

Cash flows provided from (used for) investing activities	(15)	(165)	143	—	(37)

Financing activities
Net change in bank indebtedness	—	(22)	(4)	—	(26)
Issuance of short-term debt
Issuance of long-term debt
Repayment of revolving bank credit	(50)	—	—	—	(50)
Repayment of long-term debt	(28)	(7)	(2)	—	(37)

Cash flows provided from (used for) financing activities	(78)	(29)	(6)	—	(113)

Net increase in cash and cash equivalents	2	(12)	—	—	(10)
Cash and cash equivalents at beginning of period	9	53	9	—	71

Cash and cash equivalents at end of period	11	41	9	—	61

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. Starting in 2008, the fiscal year was based on the calendar year and ends on December 31. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month and six-month periods ended June 30, 2009 as compared to the three-month period ended March 31, 2009 and thirteen and twenty-six week periods ended June 29, 2008. The three-month and six-month periods ended June 30, 2009 are also referred to as the second quarter of 2009 and first half or year-to-date of 2009, respectively, the three-month period ended March 31, 2009 as the first quarter of 2009 and the thirteen and twenty-six week periods ended June 29, 2008 as the second quarter and first half or year-to-date of 2008. The additional one day in the first half of 2008, when compared to the first half of 2009, had no significant impact on the comparability of results of operations.

EXECUTIVE SUMMARY

In the second quarter of 2009, we reported operating income of $139 million, an improvement of $161 million when compared to operating loss of $22 million in the first quarter of 2009. This improvement was mostly attributable to an increase of $85 million in the refundable excise tax credits for the production and use of alternative bio fuel mixtures and a $35 million charge in the first quarter of 2009 attributable to the write-down of property, plant and equipment for accelerated depreciation due to the permanent closure of a paper machine. In addition, in the second quarter of 2009, we saw an improvement in our papers business, which experienced a 2% volume increase compared to the first quarter of 2009 as well as higher shipments for our pulp business, which experienced a 25% volume increase compared to the first quarter of 2009. Our strategy of maintaining our production levels in line with our customer demand has resulted in taking lack-of-order downtime and machine slowdowns of 99,000 tons of paper and 143,000 metric tons of pulp in the second quarter of 2009 compared to 185,000 tons of paper and 78,000 metric tons of pulp, in the first quarter of 2009. The lack-of-order downtime and machine slowdowns continued to negatively impact our earnings. Since our pulp production was lower in the second quarter when compared to the first quarter, the increase in our pulp shipments resulted in a 151,000 metric tons decrease in our pulp inventory in the second quarter of 2009. Our results for the second quarter of 2009 were also impacted by lower costs of raw materials, including fiber and energy, lower freight costs and lower costs related to maintenance, partially offset by lower average selling prices for paper and pulp and the unfavorable impact of a stronger Canadian dollar, net of our hedging program.

We are prudently optimistic about an economic recovery with market conditions in our paper business beginning to stabilize. While demand is still weak overall, we expect paper volumes to stay flat to positive by year-end. The pulp business continues to rebound with demand expected to remain strong and pulp prices improving. Input costs are also expected to remain relatively flat to lower over the next quarters. We will continue to closely monitor our inventory levels and balance production with demand. Our near term focus continues to be on improving customer relationships, controlling costs and maintaining a strong cash flow.

These and other factors that affected the quarter-over-quarter comparison of financial results are discussed in the quarter-over-quarter and segment analysis.

Restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity to anticipated long-term demand. The decline in demand for paper and pulp has accelerated beyond our original expectations as a result of the dramatic decline in the economy earlier this year. Accordingly, we have continued to close facilities.

In March 2009, we announced that we would indefinitely idle our Woodland pulp mill as of May 5, 2009, due to unfavorable economic conditions and weaker global demand for pulp. Our Woodland pulp mill has an annual hardwood production capacity of approximately 398,000 metric tons, and approximately 300 employees were affected by this measure. Effective June 26, 2009, we reopened our Woodland pulp mill, and substantially all employees were called back to work in June for the restart of pulp production.

In April 2009, we announced that we would idle our Dryden pulp facility for approximately ten weeks, effective April 25, 2009. This decision was taken in response to continued weak global demand for pulp and the need to manage inventory levels. In addition, we also idled our Ear Falls sawmill for approximately seven weeks, effective April 10, 2009, as this sawmill is a supplier of chips to our Dryden pulp mill. These temporary measures affected approximately 500 employees at the pulp mill, sawmill and related forestland operations. Our Dryden pulp mill has an annual softwood pulp production capacity of 319,000 metric tons. The Ear Falls sawmill has an annual production capacity of 190 MFBM. Our Dryden pulp mill restarted its pulp production in July 2009 and our Ear Falls sawmill is expected to restart operations in August 2009.

In February 2009, we announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, effective at the end of February 2009. This measure resulted in the permanent curtailment of approximately 293,000 tons of paper production capacity per year and affected approximately 185 employees. Our Plymouth pulp and paper mill continues to operate two pulp lines, one pulp dryer as well as one paper machine, with an annual paper production capacity of 199,000 tons.

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

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the second quarter and first half of 2009 and 2008.

	Three months ended		Six months ended
FINANCIAL HIGHLIGHTS	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
(In millions of dollars, unless otherwise noted)
Sales	$1,319	$1,639	$2,621	$3,304

Operating income	139	80	117	174

Net earnings	48	24	3	60

Net earnings per common share (in dollars)[1]:
Basic	1.12	0.56	0.07	1.40
Diluted	1.12	0.56	0.07	1.40

Operating income (loss) per segment:
Papers	$150	$92	$144	$206
Paper Merchants	1	2	3	5
Wood	(12)	(12)	(30)	(34)
Corporate	—	(2)	—	(3)

Total	$139	$80	$117	$174

			At June 30, 2009	At December 31, 2008
Total assets			$6,286	$6,104
Total long-term debt, including current portion			$2,175	$2,128

[1]	Refer to Note 4 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

SECOND QUARTER 2009 VERSUS

SECOND QUARTER 2008

Sales

Sales for the second quarter of 2009 amounted to $1,319 million, a decrease of $320 million, or 20%, from sales of $1,639 million in the second quarter of 2008. The decrease in sales was mainly attributable to lower shipments for paper ($196 million), reflecting softer market demand for uncoated freesheet in our Papers business which declined approximately 18% when compared to the second quarter of 2008, lower average selling prices for pulp ($96 million), a decline of approximately 14% in deliveries for our merchants business when compared to the second quarter of 2008 ($34 million), as well as lower shipments and lower average selling prices for our wood products ($15 million and $5 million, respectively). These factors were partially offset by higher shipments for pulp ($32 million).

Cost of Sales, Excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,116 million in the second quarter of 2009, a decrease of $220 million, or 16%, compared to cost of sales, excluding depreciation and amortization, of $1,336 million in the second quarter of 2008. This decrease was mainly attributable to lower shipments for paper ($121 million), lower costs for maintenance ($37 million), the decline in deliveries for our merchants business ($33 million), the favorable impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($28 million), lower freight costs ($28 million), lower costs for fiber ($9 million) and energy ($6 million) and the realization of savings stemming from restructuring activities. These factors were partially offset by higher shipments for pulp ($23 million), higher costs related to the increase in lack-of-order downtime and machine slowdowns ($54 million) and higher costs for chemicals ($6 million).

Depreciation and Amortization

Depreciation and amortization amounted to $104 million in the second quarter of 2009, a decrease of $14 million, or 12%, compared to depreciation and amortization of $118 million in the second quarter of 2008. This decrease is primarily due to the implementation of restructuring activities in 2008 which resulted in impairment charges and write-off of property, plant and equipment in the fourth quarter of 2008 at our Dryden facility as well as impairment charges at our Columbus paper mill and a write-down of property, plant and equipment for accelerated depreciation due to the permanent closure of a paper machine in the first quarter of 2009. The decrease was also influenced by the favorable impact of a weaker Canadian dollar in the second quarter of 2009 when compared to the second quarter of 2008.

Selling, General and Administrative Expenses

SG&A expenses amounted to $86 million in the second quarter of 2009, a decrease of $17 million compared to SG&A expenses of $103 million in the second quarter of 2008. This decrease in SG&A is primarily due to integration costs in the second quarter of 2008 ($9 million) not recurring in the second quarter of 2009, the favorable impact of a weaker Canadian dollar ($7 million), as well as lower overall expenses resulting from cost reduction initiatives.

Other Operating Income

Other operating income amounted to $132 million in the second quarter of 2009, an increase of $123 million compared to other operating income of $9 million in the second quarter of 2008. This increase in other operating income is primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $131 million recognized in the second quarter of 2009, partially offset by a gain of $6 million related to the sale of trademarks recorded in the second quarter of 2008.

Operating Income

Operating income in the second quarter of 2009 amounted to $139 million, an increase of $59 million compared to operating income of $80 million in the second quarter of 2008. This increase in operating income is attributable to the factors mentioned above as well as lower closure and restructuring costs ($5 million) in the second quarter of 2009 when compared to the second quarter of 2008.

Interest Expense

We incurred $23 million of interest expense in the second quarter of 2009, a decrease of $14 million compared to interest expense of $37 million in the second quarter of 2008. The decrease in interest expense is mainly due to a gain of $15 million related to the fair value increment associated with the portion of the 7.875% Notes repurchased in the second quarter of 2009, as well as lower interest rates in the second quarter of 2009 compared to the second quarter of 2008. These factors were partially offset by a $4 million premium paid on the repurchase of our 7.875% Notes due 2011 in the second quarter of 2009 as well as tender expenses of $1 million.

On June 9, 2009, we issued $400 million of 10.75% Notes due 2017 (“Notes”) at an issue price of $385 million. The net proceeds from the offering of the Notes were used to fund the portion of the purchase price of the 7.875% Notes due 2011 tendered and accepted by us pursuant to a tender offer, including the payment of accrued interest and applicable early tender premiums, not funded with cash on hand.

Income Taxes

Income tax expense amounted to $68 million in the second quarter of 2009, which was comprised of current tax benefit of $6 million and a deferred tax expense of $74 million. We made income tax payments, net of refunds, of $2 million during the second quarter of 2009. In the second quarter of 2009, our effective tax rate was 58% compared to 42% in the second quarter of 2008. The effective tax rate for 2009 is significantly impacted by management’s current estimate that no tax benefits will be realized on additional 2009 Canadian operating losses. As a result, the actual effective tax rate of future periods could be impacted by a change in the ratio of Canadian income or loss to total consolidated income or loss for 2009. The difference between the second quarter of 2009 and the second quarter of 2008 effective tax rate is mainly due to the impact of the mix of income or loss between the U.S. and Canada, as well as to a slight revision of the forecasted effective tax rate.

Following is a summary of expense by jurisdiction for the second quarter of 2009:

JURISDICTION	U.S.	Canada	Total
(In million of dollars, unless otherwise noted)
Earnings (loss) before income taxes	$177	($61)	$116
Income tax (benefit) expense	68	—	68
Effective tax rate	38%	0%	58%

Net Earnings

Net earnings amounted to $48 million ($1.12 per common share on a diluted basis) in the second quarter of 2009, an increase of $24 million compared to net earnings of $24 million ($0.56 per common share on a diluted basis) in the second quarter of 2008, mainly due to the factors mentioned above.

FIRST HALF ENDED JUNE 30, 2009 VERSUS

FIRST HALF ENDED JUNE 29, 2008

Sales

Sales for the first half of 2009 amounted to $2,621 million, a decrease of $683 million, or 21%, from sales of $3,304 million in the first half of 2008. The decrease in sales was mainly attributable to lower shipments for paper ($457 million), reflecting softer market demand for uncoated freesheet in our Papers business which declined approximately 20% when compared to the first half of 2008, lower average selling prices for pulp ($161 million) as well as lower shipments and lower average selling prices for our wood products ($29 million and $9 million, respectively). These factors were partially offset by higher average selling prices for paper ($45 million) reflecting the price increases implemented in 2008.

Cost of Sales, Excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $2,239 million in the first half of 2009, a decrease of $439 million, or 16%, compared to cost of sales, excluding depreciation and amortization, of $2,678 million in the first half of 2008. This decrease was mainly attributable to lower shipments for paper ($344 million), the favorable impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($63 million), lower costs for maintenance ($54 million), lower freight costs ($41 million) and the realization of savings stemming from restructuring activities. These factors were partially offset by higher costs for raw materials, including chemicals ($24 million) and fiber ($9 million), and higher costs related to the increase in lack-of-order downtime and machine slowdowns ($104 million). In the first quarter of 2008 we also recorded the reversal of a provision for $23 million due to the early termination by a counterparty of an unfavorable contract.

Depreciation and Amortization

Depreciation and amortization amounted to $203 million in the first half of 2009, a decrease of $31 million, or 13%, compared to depreciation and amortization of $234 million in the first half of 2008. This decrease is primarily due to the implementation of restructuring activities in 2008 which resulted in impairment charges and a write-off of property, plant and equipment in the fourth quarter of 2008 at our Dryden facility as well as impairment charges at our Columbus paper mill and a write-down of property, plant and equipment for accelerated depreciation due to the permanent closure of a paper machine in the first quarter of 2009. The decrease was also influenced by the favorable impact of a weaker Canadian dollar in the first half of 2009 when compared to the first half of 2008.

Selling, General and Administrative Expenses

SG&A expenses amounted to $169 million in the first half of 2009, a decrease of $42 million compared to SG&A expenses of $211 million in the first half of 2008. This decrease in SG&A is primarily due to integration costs in the first half of 2008 ($17 million) not recurring in the first half of 2009, the favorable impact of a weaker Canadian dollar ($11 million) as well as lower overall expenses resulting from cost reduction initiatives.

Other Operating Income

Other operating income amounted to $172 million in the first half of 2009, an increase of $167 million compared to other operating income of $5 million in the first half of 2008. This increase in other operating income is primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $177 million recognized in the first half of 2009, partially offset by a gain of $6 million related to the sale of trademarks recorded in the second quarter of 2008.

Operating Income

Operating income in the first half of 2009 amounted to $117 million, a decrease of $57 million compared to operating income of $174 million in the first half of 2008, in part due to the factors mentioned above and a $35 million accelerated depreciation charge for the write-down on property, plant and equipment in the first quarter of 2009, related to the closure of a paper machine at our Plymouth pulp and paper mill. The decrease is also attributable to higher closure and restructuring costs ($18 million) in the first half of 2009. The increase in closure and restructuring costs is primarily due to the closure of one paper machine at our Plymouth pulp and paper mill, effective in the first quarter of 2009, as well as the closure of our paper machine at our Dryden pulp and paper mill effective in the fourth quarter of 2008.

Interest Expense

We incurred $54 million of interest expense in the first half of 2009, a decrease of $22 million compared to interest expense of $76 million in the first half of 2008. This decrease in interest expense is mainly due to a gain of $15 million related to the fair value increment associated with the portion of the 7.875% Notes we repurchased in the second quarter of 2009, lower long-term debt due to our repurchase of $60 million aggregate principal amount of our outstanding 7.875% Notes due 2011 and the repayment of a portion of our tranche B term loan in the fourth quarter of 2008, as well as lower interest rates in the first half of 2009 compared to the first half of 2008. These factors were partially offset by a $4 million premium paid on our repurchase of our 7.875% Notes due 2011 in the second quarter of 2009 as well as tender expenses of $1 million.

On June 9, 2009, we issued $400 million of 10.75% Notes due 2017 (“Notes”) at an issue price of $385 million. The net proceeds from the offering of the Notes were used to fund the portion of the purchase price of the 7.875% Notes due 2011 tendered and accepted by us pursuant to a tender offer, including the payment of accrued interest and applicable early tender premiums, not funded with cash on hand.

Income Taxes

Income tax expense amounted to $60 million in the first half of 2009, which was comprised of current tax expense of $1 million and a deferred tax expense of $59 million. We made income tax payments, net of refunds, of $2 million during the first half of 2009. In the first half of 2009, our effective tax rate was 95% due mainly to management’s current estimate that no tax benefits will be realized on additional 2009 Canadian operating losses, and partly to state tax law changes in the first quarter that provided additional tax benefit. Excluding a $321 million charge to income related to goodwill impairment and a $52 million charge to tax expense related to the valuation allowance on deferred tax assets, the effective tax rate was 20% for full year 2008. The actual effective tax rate of future periods could be impacted by a change in the ratio of Canadian income or loss to total consolidated income or loss for 2009.

Following is a summary of expense by jurisdiction for the first half of 2009:

JURISDICTION	U.S.	Canada	Total
(In million of dollars, unless otherwise noted)
Earnings (loss) before income taxes	$161	($98)	$63
Income tax (benefit) expense	60	—	60
Effective tax rate	37%	0%	95%

Net Earnings

Net earnings amounted to $3 million ($0.07 per common share on a diluted basis) in the first half of 2009, a decrease of $57 million compared to net earnings of $60 million ($1.40 per common share on a diluted basis) in the first half of 2008, mainly due to the factors mentioned above.

PAPERS

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,127	$1,407	$2,233	$2,836
Intersegment sales	(55)	(73)	(115)	(156)

	1,072	1,334	$2,118	$2,680

Operating income	150	92	144	206

Shipments
Paper (in thousands of ST)	929	1,137	1,842	2,342
Pulp (in thousands of ADMT)	393	347	707	694

Sales and Operating Income

Sales

Sales in our Papers business amounted to $1,072 million in the second quarter of 2009, a decrease of $262 million, or 20%, compared to sales of $1,334 million in the second quarter of 2008. The decrease in sales is mainly attributable to lower shipments for paper of approximately 18%, reflecting softer market demand for uncoated freesheet paper which led to our restructuring activities. This included the reorganization of our Dryden paper mill at the end of 2007 and its subsequent closure in November 2008, the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008 and the closure of one paper machine at our Plymouth pulp and paper mill effective in the first quarter of 2009. As a result of softer market demand for paper, we also took higher lack-of-order downtime and paper machine slowdowns in the second quarter of 2009 when compared to the second quarter of 2008. The decrease in sales is also attributable to lower average selling prices for pulp. These factors were partially offset by higher shipments for pulp of approximately 13%, when compared to the second quarter of 2008, as well as higher average selling prices for paper, reflecting the price increases implemented in July of 2008. In the second quarter of 2009, we continued to observe a weak global demand for pulp, resulting in higher lack-of-order downtime and machine slowdowns when compared to the second quarter of 2008, but we were able to significantly reduce pulp inventory with sales of pulp at lower average selling prices.

For the first half of 2009, sales in our Papers business decreased by $562 million, or 21%, compared to the first half of 2008. The decrease is attributable to lower shipments for paper of approximately 21%, reflecting softer market demand for uncoated freesheet paper as well as our restructuring activities mentioned above, and lower average selling prices for pulp. These factors were partially offset by higher average selling prices for paper, reflecting the price increases implemented in February and July 2008 and higher shipments for pulp of approximately 2%.

Operating Income

Operating income in our Papers business amounted to $150 million in the second quarter of 2009, an increase of $58 million, when compared to operating income of $92 million in the second quarter of 2008. The increase is mostly attributable to the alternative fuel tax credits recorded in the second quarter of 2009, the favorable impact of a weaker Canadian dollar, lower maintenance costs, lower costs for raw material, including energy and fiber, lower freight costs, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense. These factors were partially offset by lower shipments for paper, lower average selling prices for pulp and higher costs for chemicals, particularly caustic soda and sodium chlorate.

For the first half of 2009, operating income in our Papers business decreased by $62 million, or 30%, compared to the first half of 2008. The decrease is attributable to lower shipments for paper, lower average selling prices for pulp, higher costs for fiber and chemicals, as well as higher closure and restructuring costs and a write-down of property, plant and equipment recorded in the first quarter of 2009. These factors were partially offset by the alternative fuel tax credits recorded in the first half of 2009, the favorable impact of a weaker Canadian dollar, higher average selling prices for paper, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense. In the first quarter of 2008, we recorded the reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract.

Pricing Environment

Average sales prices in our Papers business increased in the second quarter of 2009 compared to the second quarter of 2008. Our sales prices for copy 20 lb sheets increased by 5%, or $55/ton, in the second quarter of 2009 compared to the second quarter of 2008, reflecting price increases implemented in July 2008, while our sales prices for offset 50 lb rolls decreased by 5%, or $48/ton. For the first half of 2009, our average sales prices increased when compared to the first half of 2008. Our average sales prices for copy 20 lb sheets were higher by $72/ton, or 6%, in the first half of 2009 compared to the first half of 2008, while our sales prices for offset 50 lb rolls were stable.

Our average sales prices for Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp decreased by $253/metric ton and $314/metric ton, or 34% and 44%, respectively, in the second quarter of 2009 compared to the second quarter of 2008. Even though price increases were implemented in July 2008, they were more than offset by a significant decrease in sales prices for both NBSK and NBHK in the fourth quarter of 2008 and first quarter of 2009. For the first half of 2009, our average sales prices for NBSK and NBHK pulp decreased by $250/metric ton and $288/metric ton, or 33% and 42%, respectively, when compared to the first half of 2008.

Operations

Shipments

Our paper shipments decreased by 208,000 tons, or 18%, in the second quarter of 2009 compared to the second quarter of 2008, primarily due to softer market demand for uncoated freesheet paper which resulted in higher lack-of-order downtime and paper machine slowdowns in the second quarter of 2009. This in turn resulted in the closure of one paper machine at our Plymouth pulp and paper mill effective in the first quarter of 2009, the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008 and the reorganization of our Dryden paper mill announced in the fourth quarter of 2007 (which began in January 2008 and was permanently closed in November 2008). These factors were partially offset by a decrease in planned maintenance shutdowns in the second quarter of 2009 when compared to the second quarter of 2008. For the first half of 2009, our paper shipments decreased by 500,000 tons, or 21%, when compared to the first half of 2008 and were negatively impacted by the factors mentioned above.

Our pulp trade shipments increased by 46,000 metric tons, or 13%, in the second quarter of 2009 compared to the second quarter of 2008. The increase in pulp shipments resulted mostly from a significant decrease in our pulp inventory at lower average pulp prices, which precipitated from continuing weaker global demand and significant price decreases, which in turn resulted in higher lack-of-order downtime and machine slowdowns in the second quarter of 2009. For the first half of 2009, our pulp trade shipments increased by 13,000 metric tons, or 2%, and were impacted by the factors mentioned above.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures. We submitted an application with the U.S. Internal Revenue Service (IRS) to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. We recorded $131 million in “Other operating income” for the three month period ended June 30, 2009 and $177 million for the first half of 2009. Cash received in the second quarter of 2009 was $137 million. The amounts for the refundable credits are based on the volume of bio fuel mixtures produced and burned during that period.

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

We have one collective agreements that expired in April 2009 at our Espanola pulp mill and one that will expire in September 2009 at our Dryden pulp mill. Negotiations have not started for both collective agreements.

Closure and Restructuring

In March 2009, we announced that we would indefinitely idle our Woodland pulp mill as of May 5, 2009, due to unfavorable economic conditions and weaker global demand for pulp. Our Woodland pulp mill has an annual hardwood production capacity of approximately 398,000 metric tons, and approximately 300 employees were affected by this measure. Effective June 26, 2009, we reopened our Woodland pulp mill, and substantially all employees were called back to work for the restart of pulp production.

In April 2009, we announced that we would idle our Dryden pulp facility for approximately ten weeks, effective April 25, 2009. This decision was taken in response to continued weak global demand for pulp and the need to manage inventory levels. In addition, we also idled our Ear Falls sawmill for approximately seven weeks, effective April 10, 2009, as this sawmill is a supplier of chips to our Dryden pulp mill. These temporary measures affected approximately 500 employees at the pulp mill, sawmill and related forestland operations. Our Dryden pulp mill has an annual softwood pulp production capacity of 319,000 metric tons. Our Dryden pulp mill restarted its pulp production in July 2009.

In February 2009, we announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, effective at the end of February 2009. This measure resulted in the permanent curtailment of approximately 293,000 tons of paper capacity per year and affected approximately 185 employees. Our Plymouth pulp and paper mill continues to operate two pulp lines, one pulp dryer as well as one paper machine, with an annual paper production capacity of 199,000 tons.

In the second quarter of 2009, we incurred $4 million for closure and restructuring costs ($11 million in the second quarter of 2008) and for the first half of 2009, we incurred $61 million, including the write-down of property, plant and equipment of $35 million for accelerated depreciation compared to $12 million in the first half of 2008. For more details on the closure and restructuring cost, refer to Item 1, Financial Statements, Note 9, of this Quarterly Report on Form 10-Q.

Other

Natural Resources Canada Pulp and Paper Green Transformation Program

On June 17, 2009, the Government of Canada announced that it was developing a Pulp and Paper Green Transformation Program (“the Program”) to help pulp and paper companies make investments to improve the environmental performance of their Canadian facilities. The Program is capped at CDN$1 billion and the funding of capital investments at eligible mills must be completed no later than March 31, 2012. The allocation of credits will be based on the amount of black liquor produced between January 1, 2009 and December 31, 2009.

Subject to the approval of Natural Resources Canada, eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. Project eligibility is for pulp and paper mills in Canada (NAICS code 322). We own and operate four eligible pulp and paper mills in Canada. We are awaiting the final details of the Program to assess the potential amount of credits we could collect and intend to use all of these toward capital investments in our eligible Canadian mills.

PAPER MERCHANTS

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
(In millions of dollars)
Sales	$205	$243	$422	$505

Operating income	1	2	3	5

Sales and operating income

Sales

Sales in our Paper Merchants business amounted to $205 million in the second quarter of 2009, a decrease of $38 million, or 16%, when compared to sales of $243 million in the second quarter of 2008. This decrease in sales was mostly attributable to a decrease in deliveries of approximately 14%, reflecting softer market demand.

For the first half of 2009, sales in our Paper Merchants business decreased by $83 million, or 16%, when compared to the first half of 2008, primarily due to the factor mentioned above.

Operating Income

Operating income amounted to $1 million in the second quarter of 2009, a decrease of $1 million when compared to operating income of $2 million in the second quarter of 2008. The decrease in operating income is mostly attributable to a decrease in deliveries in the second quarter of 2009 when compared to the second quarter of 2008, as well as closure and restructuring costs of $1 million in the second quarter of 2009. These factors were partially offset by lower SG&A costs in the second quarter of 2009 when compared to the second quarter of 2008.

For the first half of 2009, operating income in our Paper Merchants business decreased by $2 million when compared to the first half of 2008, reflecting a decrease in deliveries in the first half of 2009 when compared to the first half of 2008, increased depreciation and amortization expense in the first half of 2009 as well as closure and restructuring costs of $1 million in the first half of 2009. These factors were partially offset by lower SG&A costs in the first half of 2009 when compared to the first half of 2008.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which four will expire in 2010 and two in 2013. We have collective agreements covering four locations in Canada, one of which expired in 2008 and one in 2009 (negotiations will start soon) and two will expire in 2010.

WOOD

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2009	June 29, 2008	June 30, 2009	June 29, 2008
(In millions of dollars, unless otherwise noted)
Sales	$46	$70	$89	$133
Intersegment sales	(4)	(8)	(8)	(14)

	42	62	81	119

Operating loss	(12)	(12)	(30)	(34)

Shipments (millions of FBM)	135	181	260	341

Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$245	$306	$237	$292
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	258	309	249	300

[1]	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood business amounted to $42 million in the second quarter of 2009, a decrease of $20 million, or 32%, compared to sales of $62 million in the second quarter of 2008. The decrease in sales is attributable to lower average selling prices and lower shipments for wood products due to the slowdown in the U.S. housing industry.

For the first half of 2009, sales in our Wood business decreased by $38 million when compared to the first half of 2008. This decrease in sales is attributable to the factors mentioned above.

Operating Loss

Operating loss in our Wood business amounted to $12 million in both the second quarter of 2009 and 2008. Our operating loss was impacted by the favorable impact of a weaker Canadian dollar in the second quarter of 2009 when compared to the second quarter of 2008, lower depreciation and amortization expense due to the write-off of property, plant and equipment recorded in the fourth quarter of 2008, lower SG&A expenses as well as a gain of $3 million on the dissolution of a subsidiary in the second quarter of 2009. These factors were offset by lower average selling prices and lower shipments of our wood products and higher closure and restructuring costs.

For the first half of 2009, operating loss in our Wood business decreased by $4 million compared to the first half of 2008, primarily due to the factors mentioned above as well as a refund of softwood lumber export tax of $2 million in the first quarter of 2009 related to prior periods, partially offset by an increase in our allowance for doubtful accounts in the first quarter of 2009.

Pricing Environment

Our average sales price for Great Lakes 2x4 stud lumber decreased by $61/MFBM, or 24%, and our average sales price for Great Lakes 2x4 random length lumber decreased by $51/MFBM, or 20%, in the second quarter of 2009 compared to the second quarter of 2008. For the first half of 2009, our average sales prices for Great Lakes 2x4 stud lumber decreased by $55/MFBM, or 22%, and our average sales price for Great Lakes 2x4 random length lumber decreased by $51/MFBM, or 20%, when compared to the first half of 2008.

Operations

Shipments

Our lumber and wood shipments in the second quarter of 2009 decreased by 46 MFBM, or 25%, compared to shipments in the second quarter of 2008, primarily due to the slowdown in the U.S. housing industry. Our lumber and wood shipments in the first half of 2009 decreased by 81 MFBM, or 24%, compared to shipments in the first half of 2008, primarily due to the factor mentioned above.

Labor

We have three collective agreements that are expired and one that will expire in August 2009. These four collective agreements are currently under negotiations.

United States imposes tariffs on softwood lumber

In February 2009, a tribunal operating under the auspices of the London Court of International Arbitration (“LCIA”) issued its decision on a remedy in the softwood lumber arbitration in which Canada was found to have breached the 2006 Softwood Lumber Agreement (“SLA”) between the United States and Canada by failing to calculate quotas properly during the first six months of 2007. The LCIA tribunal determined that, as appropriate adjustment to compensate for its breach, Canada must collect an additional 10% ad valorem export charge on softwood lumber shipments from four Canadian provinces until $55 million has been collected. Canada has not imposed the compensatory measures determined by the tribunal. In March 2009, Canada offered instead to tender a payment of approximately $37 million to the United States Government. The United States did not believe that such an offer cured the breach identified by the tribunal, and the United States formally rejected Canada’s offer on April 2, 2009. That matter is the subject of separate proceedings under LCIA. The SLA provides that if Canada fails to cure its breach within the time prescribed by the tribunal and does not take the compensatory adjustments determined by the tribunal, the United States may impose customs duties in an amount not to exceed the additional export charges that the tribunal has specified as compensation for the breach. Starting in April 2009, the United States imposed tariffs on softwood lumber from four Canadian provinces due to Canada’s failure to comply with the SLA. This measure did not have a significant impact on our financial results for the second quarter of 2009.

Other

In April 2009, we announced that we would idle our Ear Falls sawmill for approximately seven weeks, effective April 10, 2009 in response to weak North American lumber market conditions. Our Ear Falls sawmill is expected to restart operations in August 2009.

We intend to continue to seek opportunities to maximize the value of our Wood segment assets as well as pursue initiatives to improve operational efficiency.

STOCK-BASED COMPENSATION EXPENSE

For the second quarter and first half of 2009, compensation expense on outstanding awards recognized in our results of operations was approximately $3 million and $7 million, respectively, compared to $5 million and $10 million in the second quarter and first half of 2008, respectively. Compensation costs for performance awards are based on management’s best estimate of the ultimate performance measurement.

In April 2009, a number of new equity awards were granted, consisting of restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions. These new equity awards had no significant impact on our financial results for the second quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. Our liquidity requirements can be satisfied by drawing upon our contractually committed revolving credit facility, of which $552 million is currently undrawn and available. See “Capital Resources” below.

Our ability to make payments on and to refinance our indebtedness, including debt we have incurred under the Credit Agreement and outstanding Domtar Corporation notes, and for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our Credit Agreement and debt indentures, as well as conditions in future debt agreements, impose or may impose, in the future, various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Operating Activities

Cash flows provided from operating activities totaled $363 million in the first half of 2009, a $223 million increase compared to cash flows provided from operating activities of $140 million in the first half of 2008. This increase in cash flows provided from operating activities reflects a decrease in requirements for working capital and other items. The decrease in requirements for working capital in the first half of 2009 when compared to the first half of 2008 is primarily due to inventory decreases (which was impacted in the first half of 2009 by a significant decrease in pulp inventory as well as a decrease in our paper inventory) and pension and other post-retirement contributions made in excess of pension and post-retirement expenses of $47 million in the first half of 2008. These factors were partially offset by an increase in receivables, including the use of $75 million of cash related to securitization of trade receivables.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first half of 2009 amounted to $41 million, a $4 million increase compared to cash flows used for investing activities of $37 million in the first half of 2008. The $4 million increase in cash flows used for investing activities is primarily related to lower proceeds from disposal of certain property, plant and equipment and sale of trademarks, partially offset by lower capital spending in the first half of 2009.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2009.

Financing Activities

Cash flows provided from financing activities totaled $34 million in the first half of 2009 compared to cash flows used for financing activities of $113 million in the first half of 2008. This $147 million decrease in cash flows used for financing activities is mainly attributable to $90 million of borrowings under the revolving credit facility in the first quarter of 2009 and the issuance of long-term debt of $385 million in the second quarter of 2009, offset by the repurchase of the 7.875% Notes due in 2011 for approximately $400 million in the second quarter of 2009, when compared to a repayment of $50 million under our revolving credit facility in the first quarter of 2008 and a repayment of $25 million of our tranche B term loan and capital lease repayments of $6 million in the second quarter of 2008.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,818 million at June 30, 2009, compared to $2,155 million at December 31, 2008. The $337 million decrease in net indebtedness is primarily due to a higher cash level, partially offset by an increase in net borrowings of $90 million under our revolving bank credit facility in the first half of 2009.

Our Credit Agreement consists of a $608 million senior secured tranche B term loan and a $750 million senior secured revolving credit facility. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes, and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

The tranche B term loan matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date. In addition, under certain conditions and to the extent we generate cash flow in excess of cash flow used for operating and capital requirements and repayments of debt, excluding optional repayments of the term loan, we are obligated to apply a portion of such calculated excess cash flow amount towards repayment of the term loan, which amount would include any optional repayments of the term loan already made.

Amounts drawn under the tranche B term loan bear annual interest at either a Eurodollar rate plus a margin of 1.375%, or an alternate base rate plus a margin of 0.375%. Amounts drawn under the revolving credit facility bear annual interest at either a Eurodollar rate plus a margin of between 1.25% and 2.25%, or an alternate base rate plus a margin of between 0.25% and 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in U.S. dollars bear annual interest at either a Eurodollar rate plus a margin of between 1.25% and 2.25%, or a U.S. base rate plus a margin of between 0.25% and 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in Canadian dollars bear annual interest at the Canadian prime rate plus a margin of between 0.25% and 1.25%. Domtar Inc. may also issue bankers’ acceptances denominated in Canadian dollars which are subject to an acceptance fee, payable on the date of acceptance, which is calculated at a rate per annum equal to between 1.25% and 2.25%. The interest rate margins and the acceptance fee, in each case, with respect to the revolving credit facility, are subject to change based on the Company’s consolidated leverage ratio.

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, dividends and other payments in respect of capital stock, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan unless it has not been waived by the revolving credit lenders within a period of 45 days after notice. At June 30, 2009, we were in compliance with our covenants.

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

On June 9, 2009, we issued $400 million of 10.75% Notes due 2017 (“Notes”) at an issue price of $385 million. The net proceeds from the offering of the Notes were used to fund the portion of the purchase price of the 7.875% Notes due 2011 tendered and accepted by us pursuant to a tender offer, including the payment of accrued interest and the applicable early tender premiums, not funded with cash on hand. We recorded a gain of $15 million related to the fair value increment associated with the portion of the 7.875% Notes we repurchased and recorded an expense of $4 million for the premium paid and $1 million of other costs. Issuance expenses for the Notes of $8 million were deferred and will be amortized over the term of the Notes.

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

As of June 30, 2009, there were $150 million of borrowings under our revolving credit facility. In addition, at June 30, 2009, we had outstanding letters of credit amounting to $48 million under this credit facility.

Credit Rating

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facility	Baa3
	Unsecured debt obligations	Ba3

Standard & Poor’s	Secured Credit Facility	BBB-
	Unsecured debt obligations	BB-

The ratings by Moody’s Investors Services (“Moody’s”) are the fourth and fifth best ratings in terms of quality within nine rating gradations, with the numerical modifier 3 indicating a ranking at the low end of a rating category. According to Moody’s, a rating of Baa has moderate credit risk with certain speculative characteristics and the rating of Ba has speculative elements and is subject to substantial credit risk. The ratings by Standard & Poor’s (“S&P”) are the fourth and fifth best ratings in terms of quality within ten rating gradations, with the “minus” indicating a ranking at the lower end of this category. According to S&P, a rating of BBB has adequate protection parameters and a rating of BB has significant speculative characteristics. Moody’s has a “stable” outlook in respect to its ratings and S&P has a “negative” outlook in respect to its ratings.

A reduction in our credit ratings would have a negative impact on our access to and cost of capital and financial flexibility. The above ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the above rating agencies.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of June 30, 2009, there were 1,400,627 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events.

On May 29, 2009, our Board of Directors authorized the implementation of a reverse stock split at a 1-for-12 ratio of our outstanding shares. The Board of Directors of Domtar (Canada) Paper Inc. authorized the implementation of a comparable 1-for-12 split of the outstanding exchangeable shares. The reverse stock split became effective June 10, 2009. At the effective time, every 12 exchangeable shares that were issued and outstanding were automatically combined into one issued and outstanding exchangeable share.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through leases and securitization.

Receivables Securitization

We use securitization of certain receivables as a source of financing by reducing our working capital requirements. This securitization program consists of the sale of U.S. and Canadian dollar receivables to a bankruptcy remote entity, which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables. The agreement governing our receivables securitization program normally allows the daily sale of new receivables to replace those that have been collected. The agreement also limits the cash that can be received from the transfer of the senior beneficial interest. The subordinated interest we retain is included in Receivables on the consolidated balance sheet and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

We retain responsibility for servicing the receivables sold but do not record a servicing asset or liability as the fees received for this service approximate the fair value of the services rendered.

In June 2009, we amended the agreement governing our receivables securitization program to include additional receivable pools. The amended agreement expires in October 2010. The maximum cash consideration that can be received from the sale of receivables under the amended agreement is $150 million. The accounting treatment with respect to the transfers of such receivables pursuant to SFAS No. 140 has remained unchanged under the amended agreement.

As of June 30, 2009, the senior beneficial interest in receivables held by third parties was $20 million. We expect to continue selling receivables on an ongoing basis. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, although not anticipated at this time, our working capital and bank debt requirements will increase.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2009, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2009, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have to pay up to a maximum of $103 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the closing date of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., the maximum amount of the purchase price adjustment was $95 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $95 million (CDN$110 million) as a result of the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007 triggered the purchase price adjustment and is seeking a purchase price adjustment of $95 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007 triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Change Implemented

Fair Value Disclosures for Interim Periods

In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require interim-period disclosures about fair value of financial instruments that were previously made on an annual basis only.

APB Opinion No. 28-1 and FSP 107-1 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We adopted the disclosure requirements in our June 30, 2009 consolidated financial statements.

Fair Value Measurements

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also provides guidance on identifying transactions that are not orderly by assessing certain factors, among which are: an adequate marketing period for the asset or liability, whether the seller is in a distressed state and whether the transaction price is an outliner compared with recent transactions. The FSP finally amends the disclosure provisions of SFAS No. 157 to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value.

This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. Since we did not hold any assets or liabilities that are within the scope of this FSP, for which the volume and level of activity have significantly decreased, the measurement requirements outlined were of no impact on our fair value measurements as at June 30, 2009. We, however, reflected the disclosure requirements of this FSP in our consolidated financial statements.

Management’s Assessment of Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS no. 165) providing guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. SFAS No. 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.

SFAS No. 165 does not significantly change practice because its guidance is similar to that in existing U.S. auditing literature on subsequent events, although with some important modifications. The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods.

SFAS No. 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. We applied the requirements of this Statement in the preparation of our June 30, 2009 consolidated financial statements.

Future Accounting Changes

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166), which amends the derecognition guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Some of the major changes undertaken by SFAS No. 166 include:

•

Eliminating the concept of a Qualified Special Purpose Entity (“QSPE”) since the FASB believes, on the basis of recent experience, that many entities that have been accounted for as QSPEs are not truly passive, a belief that challenges the premise on which the QSPE exception was based.

•	Modifying the derecognition provisions in SFAS No. 140. Specifically, SFAS No. 166 aimed to:

¡	require that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis,

¡	clarify when a transferred asset is considered legally isolated from the transferor,

¡	modify the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and

¡

provide guidance on when a portion of a financial asset can be derecognized, thereby restricting the circumstances when sales accounting can be achieved to the following cases: transfers of individual or group of financial assets in their entirety and transfers of participating interest.

SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. We will assess the impact of adopting this Statement on our consolidated financial statements.

FASB Accounting Standards Codification

On July 1, 2009, the FASB Accounting Standards Codification (the “Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, Emerging Issues Task Force (“EITF”) abstracts, and other accounting literature (together, “previous GAAP”). The Codification eliminated this hierarchy and replaced previous GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature; namely, authoritative and nonauthoritative.

The FASB has indicated that the Codification does not change previous GAAP, instead, the changes aim to reduce the time and effort it takes for users to research accounting questions and improve the usability of accounting standards by reorganizing them into a topical format, where each topic is subdivided into a number of levels that aggregate all elements of litterature related to this topic.

For reporting purposes, the Codification will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. In terms of its applicability as the single source of authoritative GAAP, the Codification was adopted by us upon its issuance.

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2008, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the first half of 2009.

Impairment of Long-Lived Assets

Plymouth Pulp and Paper Mill

On February 5, 2009, we announced that we would permanently reduce our fine paper manufacturing at our Plymouth pulp and paper mill, by shutting down one of the two paper machines comprising the mill’s paper production unit. As a result of this decision, we recorded a $35 million write-down as accelerated depreciation in the first quarter of 2009, to bring this asset to its estimated net recoverable amount. Given the closure of the paper machine, we also conducted a Step I impairment test on the remaining Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets were sufficient to recover the carrying value of the long-lived assets and, as, such, no impairment charge was required.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	the effect of conditions in the global capital and credit markets and the economy generally, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products, which may be tied to the relative strength of various U.S. and/or Canadian business segments;

•	product selling prices;

•	raw material prices, including wood fiber, energy and chemical;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations, including tax regulations, and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write-downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors,” in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2008.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2008. There has not been any material change in our exposure to market risk since December 31, 2008. In the second quarter of 2009, we have updated the following disclosure.

COST RISK

Cash flow hedges

We purchase natural gas and oil at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas and oil, we may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas and oil purchases. We formally document the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive income (loss) within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the volumes under derivative financial instruments for natural gas and oil contracts outstanding as of June 30, 2009 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts		Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for(a)
				2009	2010	2011	2012
Natural gas	4,695,000	MMBTU (1)	$40	5%	23%	8%	1%
Oil	66,000	BBL (2)	$3	23%	2%	—%	—%

(1)	MMBTU: Millions of British thermal units
(2)	BBL: Barrels
(a)	The percentage of coverage represents the derivative financial instrument positions. The percentage of natural gas and oil purchases under fixed price contracts, for both derivative financial instrument and physical delivery, for 2009 are 42% and 38%, respectively, and the percentages are the same for 2010, 2011 and 2012.

The natural gas and oil derivative contracts were fully effective for accounting purposes as of June 30, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no significant amounts reflected in the Consolidated Statement of Earnings for the second quarter and first half of 2009 resulting from hedge ineffectiveness.

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

We formally document the relationship between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next twelve months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive income (loss) within shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options outstanding as of June 30, 2009 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues, under contracts for
			2009	2010
Currency options purchased	CDN	$560	61%	23%
Currency options sold	CDN	$560	61%	23%

The currency options are fully effective as at June 30, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statement of Earnings for the second quarter and first half of 2009, resulting from hedge ineffectiveness.

The Effect of Derivative Instruments on the Consolidated Statement of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives designated as cash flow hedging instruments under SFAS 133	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the three months ended June 30, 2009	For the three months ended June 29, 2008	For the three months ended June 30, 2009	For the three months ended June 29, 2008
Natural gas swap contracts	$—	$—	$(1)	$—	Cost of sales
Oil swap contracts	1	(6)	—	—	Cost of sales
Currency options	34	5	(9)	—	Cost of sales

Total	$35	$(1)	$(10)	$—

The Effect of Derivative Instruments on the Consolidated Statement of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives designated as cash flow hedging instruments under SFAS 133	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the six months ended June 30, 2009	For the six months ended June 29, 2008	For the six months ended June 30, 2009	For the six months ended June 29, 2008
Natural gas swap contracts	$(2)	$—	$(1)	$—	Cost of sales
Oil swap contracts	1	(6)	—	—	Cost of sales
Currency options	21	—	(27)	—	Cost of sales

Total	$20	$(6)	$(28)	$—

The loss recorded in Accumulated other comprehensive loss relating to natural gas contracts will be recognized in Cost of sales upon maturity of the derivatives over the next two years at the then prevailing values, which may be different from those at June 30, 2009.

The loss recorded in Accumulated other comprehensive loss relating to currency options and foreign exchange forward contracts will be recognized in Cost of sales upon maturity of the derivatives over the next twelve months at the then prevailing values, which may be different from those at June 30, 2009.

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under FAS 133:	June 30, 2009	December 31, 2008		Balance sheet

Assets derivatives
Oil swap contracts	$1	$—	(a)	Prepaid expenses
Currency options	13	13	(a)	Prepaid expenses

Total Assets	$14	$13

Liabilities derivatives
Currency options	$12	$57	(a)	Trade and other payables
Natural gas swap contracts	6	—	(a)	Trade and other payables
Natural gas swap contracts	5	6	(a)	Other liabilities and deferred credits

Total Liabilities	$23	$63

Other Instruments
Long-term debt	$1,989	$1,524	(b)	Long-term debt

(a)	Fair value of our derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

•

For currency options: Fair value is measured using techniques derived from Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

•	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of our long-term debt is classified under Level 1 (quoted market prices for identical assets and liabilities in active markets) since it is measured by comparison to market prices of identical debt instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2009, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report is found in Note 12 to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2008, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of Domtar Corporation was held on May 29, 2009.

(b)	Seven directors were re-elected: Jack C. Bingleman, Louis P. Gignac, Harold H. MacKay, W. Henson Moore, William C. Stivers, Richard Tan and John D. Williams. Directors whose terms of office continued after the annual meeting are Brian M. Levitt, Michael R. Onustock, Robert J. Steacy, Pamela B. Strobel and Denis Turcotte.

(c)	(i) The votes for or withheld for each nominee were:

	For	Withheld
Jack C. Bingleman	425,394,053	6,195,272
Louis P. Gignac	420,586,026	11,003,299
Harold H. MacKay	425,395,971	6,193,354
W. Henson Moore	425,295,478	6,293,847
William C. Stivers	423,699,448	7,889,877
Richard Tan	425,039,968	6,549,357
John D. Williams	425,442,849	6,146,476

(ii)	Stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for the 2009 fiscal year. The votes were as follows:

For	Against	Abstain
429,380,524	930,858	1,277,943

(iii)	Stockholders voted to authorize the Board of Directors to effect, in its discretion, a reverse stock split of the outstanding shares of the Company common stock at reverse stock split ratio of 1-for-12, 1-for-15 or 1-for-18, and approval of corresponding amendments to the certificate of incorporation to effect the reverse stock split.

For	Against	Abstain
351,046,257	80,433,858	109,210

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 7, 2009	By:	/s/ RAZVAN L. THEODORU
Razvan L. Theodoru
Vice-President and Secretary