Form 10-Q
period 2009-09-30
Domtar CORP
filed 2009-11-05
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At November 4, 2009, 41,959,040 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2009

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

	Three months ended		Nine months ended
CONSOLIDATED STATEMENTS OF EARNINGS	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
	$	$	$	$
Sales	1,440	1,625	4,061	4,929
Operating expenses
Cost of sales, excluding depreciation and amortization	1,124	1,293	3,363	3,971
Depreciation and amortization	101	119	304	353
Selling, general and administrative	85	99	254	310
Write-down of property, plant and equipment (NOTE 9)	—	—	35	—
Closure and restructuring costs (NOTE 9)	4	3	34	15
Other operating (income) loss (NOTE 13)	(169)	3	(341)	(2)

	1,145	1,517	3,649	4,647

Operating income	295	108	412	282
Interest expense	34	35	88	111

Earnings before income taxes	261	73	324	171
Income tax expense	78	30	138	68

Net earnings	183	43	186	103

Per common share (in dollars) (NOTE 1)
Net earnings
Basic	4.26	1.00	4.33	2.40
Diluted	4.24	1.00	4.32	2.40
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	43.0	43.0	43.0	43.0
Diluted	43.2	43.0	43.1	43.0

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

	At
	September 30, 2009	December 31, 2008
	$	$
Assets
Current assets
Cash and cash equivalents	433	16
Receivables, less allowances of $8 and $11 (NOTE 6)	620	477
Inventories (NOTE 7)	765	963
Prepaid expenses	49	27
Income and other taxes receivable	233	56
Deferred income taxes	121	116

Total current assets	2,221	1,655
Property, plant and equipment, at cost	9,459	8,963
Accumulated depreciation	(5,267)	(4,662)

Net property, plant and equipment	4,192	4,301
Intangible assets, net of amortization (NOTE 8)	83	81
Other assets	64	67

Total assets	6,560	6,104

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	30	43
Trade and other payables	653	646
Income and other taxes payable	35	36
Long-term debt due within one year	13	18

Total current liabilities	731	743
Long-term debt (NOTE 11)	1,971	2,110
Deferred income taxes and other	941	824
Other liabilities and deferred credits	337	284
Commitments and contingencies (NOTE 12)
Shareholders’ equity
Common stock (NOTE 4) $0.01 par value: authorized 2,000,000,000 shares issued and outstanding: 41,951,532 and 41,219,727 shares, respectively	—	5
Exchangeable shares (NOTE 4) No par value; unlimited shares authorized; issued and held by nonaffiliates: 1,017,524 and 1,741,358 shares, respectively	85	138
Additional paid-in capital (NOTE 4)	2,807	2,743
Accumulated deficit	(340)	(526)
Accumulated other comprehensive income (loss)	28	(217)

Total shareholders’ equity	2,580	2,143

Total liabilities and shareholders’ equity	6,560	6,104

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable stock (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		$	$	$	$	$	$
Balance at December 31, 2008	515.5	5	138	2,743	(526)	(217)	2,143
Conversion of exchangeable shares	—	—	(53)	53	—	—	—
Stock based compensation	—	—	—	6	—	—	6
Net earnings	—	—	—	—	186	—	186
Net derivative gains on cash flow hedges, net of tax	—	—	—	—	—	73	73
Foreign currency translation adjustments	—	—	—	—	—	172	172
Reverse stock split (12:1) (NOTE 4)	(472.5)	(5)	—	5	—	—	—

Balance at September 30, 2009	43.0	—	85	2,807	(340)	28	2,580

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

(UNAUDITED)

	Nine months ended
CONSOLIDATED STATEMENTS OF CASH FLOWS	September 30, 2009	September 28, 2008
	$	$
Operating activities
Net earnings	186	103
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	304	353
Deferred income taxes	122	46
Write-down of property, plant and equipment	35	—
Gain on repurchase of long-term debt	(12)	—
Net gains on disposals of property, plant and equipment	(12)	(3)
Stock-based compensation expense	6	13
Gain on sale of trademarks	—	(6)
Other	8	8
Changes in assets and liabilities
Receivables	(141)	(84)
Inventories	234	(68)
Prepaid expenses	(2)	(26)
Trade and other payables	25	4
Income and other taxes	(172)	(1)
Difference between employer pension and other post-retirement expense and contributions	10	(52)
Other assets and other liabilities	16	(16)

Cash flows provided from operating activities	607	271

Investing activities
Additions to property, plant and equipment	(66)	(114)
Proceeds from disposals of property, plant and equipment	16	24
Proceeds from sale of trademarks	—	6
Business acquisition - cash acquired	—	(12)

Cash flows used for investing activities	(50)	(96)

Financing activities
Net change in bank indebtedness	(13)	(27)
Change of revolving bank credit facility	(60)	(50)
Issuance of long-term debt	385	—
Repayment of long-term debt	(451)	(41)
Debt issue and tender offer costs	(14)	—

Cash flows used for financing activities	(153)	(118)

Net increase in cash and cash equivalents	404	57
Translation adjustments related to cash and cash equivalents	13	(1)
Cash and cash equivalents at beginning of period	16	71

Cash and cash equivalents at end of period	433	127

Supplemental cash flow information
Net cash payments for:
Interest	88	81
Income taxes (refund) paid	(18)	46

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first nine months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in Domtar’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission. The December 31, 2008 consolidated balance sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications of prior period balances have been made for consistent presentation with the present period.

In June 2009, the Company carried out a reverse stock split, as described in Note 4. All previously reported share and per share amounts have been retrospectively restated in the accompanying consolidated financial statements and related notes to reflect the reverse stock split.

The Company has evaluated events and transactions occurring subsequent to the consolidated balance sheet date of September 30, 2009, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through November 5, 2009, the date these consolidated financial statements were issued.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

FASB ACCOUNTING STANDARDS CODIFICATION

In July 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, Emerging Issues Task Force (“EITF”) abstracts, and other accounting literature (together, “previous GAAP”). The Codification eliminated this hierarchy and replaced previous GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature; namely, authoritative and nonauthoritative.

The FASB has indicated that the ASC does not change previous GAAP, instead, the changes aim to reduce the time and effort it takes for users to research accounting questions and improve the usability of accounting standards by reorganizing them into a topical format, where each topic is subdivided into a number of levels that aggregate all elements of litterature related to this topic.

For reporting purposes, the FASB ASC has become effective for financial statements issued for interim and annual periods ended after September 15, 2009. The Company adopted the FASB ASC in its September 30, 2009 consolidated financial statements.

FAIR VALUE DISCLOSURES FOR INTERIM PERIODS

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the interim disclosures about fair value of financial instruments, to require interim-period disclosures about fair value of financial instruments that were previously made on an annual basis only.

This modification is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company adopted the disclosure requirements in its June 30, 2009 consolidated financial statements.

FAIR VALUE MEASUREMENTS

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. This modification emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The modification also provides guidance on indentifying transactions that are not orderly by assessing certain factors among which are: an adequate marketing period for the asset or liability, whether the seller is in a distressed state and whether the transaction price is an outlier compared with recent transactions. The modification amends the disclosure provisions required by the Fair Value Measurements and Disclosures Topic of FASB ASC to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

These modifications are effective for interim and annual periods ending after June 15, 2009, and have consequently been adopted by the Company starting from its June 30, 2009 consolidated financial statements. Since the Company did not hold any assets or liabilities that are within the scope of these modifications, for which the volume and level of activity have significantly decreased, the measurement requirements outlined were of no impact on its fair value measurements.

MANAGEMENT’S ASSESSMENT OF SUBSEQUENT EVENTS

In May 2009, the FASB issued Subsequent Events that provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. The topic represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s consolidated financial statements.

This new topic does not significantly change practice because its guidance is similar to that in existing U.S. auditing literature on subsequent events, although with some important modifications. The new topic clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods.

This topic is effective prospectively for interim or annual periods ending after June 15, 2009. Management applied the requirements of this topic in the preparation of its consolidated financial statements as mentioned in Note 1 beginning June 30, 2009.

MEASURING LIABILITIES AT FAIR VALUE

In August 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the measurement of liabilities at fair value when there is a lack of observable market information. This modification provides clarification of the valuation techniques that are required in circumstances in which a quoted price in an active market for the identical liability is not available. The modification of the valuation techniques had no impact on the Company’s fair value measurements. This modification is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted the modification in its September 30, 2009 consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FUTURE ACCOUNTING CHANGES

TRANSFERS OF FINANCIAL ASSETS

In June 2009, the FASB issued Accounting for Transfers of Financial Assets, which amends the derecognition guidance required by the Transfers and Servicing Topic of FASB ASC. Some of the major changes undertaken by this amendment include:

•

Eliminating the concept of a Qualified Special Purpose Entity (“QSPE”) since the FASB believes, on the basis of recent experience, that many entities that have been accounted for as QSPEs are not truly passive, a belief that challenges the premise on which the QSPE exception was based.

•	Modifying the derecognition provisions as required by the Transfers and Servicing Topic of FASB ASC. Specifically aimed to:

o	require that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis,

o	clarify when a transferred asset is considered legally isolated from the transferor,

o	modify the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and

o	provide guidance on when a portion of a financial asset can be derecognized, thereby restricting the circumstances when sale accounting can be achieved to the following cases:

•	transfers of individual or groups of financial assets in their entirety and

•	transfers of participating interests.

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and has not yet been codified. It is anticipated that this amendment will primarily be incorporated into the Transfers and Servicing Topic of FASB ASC. The Company will assess the impact of adopting this Statement on its consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance.

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

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas and oil contracts outstanding as of September 30, 2009 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for (a)
					2009	2010	2011	2012
Natural gas	5,640,000	MMBTU	(1)	$45	32%	28%	10%	2%
Oil	39,000	BBL (2)		$1	21%	2%	0%	0%

(1)	MMBTU: Millions of British thermal units
(2)	BBL: Barrels

(a)	The percentage of coverage represents the derivative financial instrument positions. The percentage of natural gas and oil purchases under fixed price contracts for both derivative financial instruments and physical delivery for 2009 are 32% and 35%, 2010 are 28% and 3%, 2011 are 10% and nil and 2012 are 2% and nil, respectively.

The natural gas and oil derivative contracts were fully effective for accounting purposes as of September 30, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2009 resulting from hedge ineffectiveness.

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

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive (loss) income within shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options outstanding as of September 30, 2009 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2009	2010
Currency options purchased	CDN	$501	65%	39%
Currency options sold	CDN	$501	65%	39%

The currency options are fully effective as at September 30, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2009 resulting from hedge ineffectiveness.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive (Loss) Income on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)
	For the three months ended		For the three months ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
	$	$	$	$
Natural gas swap contracts	—	(2)	—	—	Cost of sales
Oil swap contracts	—	—	—	—	Cost of sales
Currency options	26	(2)	—	2	Cost of sales

Total	26	(4)	—	2

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive (Loss) Income on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)
	For the nine months ended		For the nine months ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
	$	$	$	$
Natural gas swap contracts	(2)	(2)	(1)	—	Cost of sales
Oil swap contracts	1	—	—	—	Cost of sales
Currency options	46	(6)	(27)	2	Cost of sales

Total	45	(8)	(28)	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The loss recorded in Accumulated other comprehensive (loss) income relating to natural gas contracts will be recognized in Cost of sales upon maturity of the derivatives over the next 2 years at the then prevailing values, which may be different from those at September 30, 2009.

The loss recorded in Accumulated other comprehensive (loss) income relating to currency options will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2009.

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	September 30, 2009	December 31, 2008		Balance sheet
	$	$
Asset derivatives
Oil swap contracts	1	—	(a)	Prepaid expenses
Currency options	28	13	(a)	Prepaid expenses

Total Assets	29	13

Liabilities derivatives
Currency options	3	57	(a)	Trade and other payables
Natural gas swap contracts	7	—	(a)	Trade and other payables
Natural gas swap contracts	3	6	(a)	Other liabilities and deferred credits

Total Liabilities	13	63

Other Instruments:
Long-term debt	2,016	1,524	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

-	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas and oil contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of the Company’s long-term debt is measured by comparison to market prices of our debt or similar debt with the same maturities, rating and interest rates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Net earnings	$183	$43	$186	$103

Weighted average number of common and exchangeable shares outstanding (millions)	43.0	43.0	43.0	43.0
Effect of dilutive securities (millions)	0.2	—	0.1	—

Weighted average number of diluted common and exchangeable shares outstanding (millions)	43.2	43.0	43.1	43.0

Basic net earnings per share (in dollars)	$4.26	$1.00	$4.33	$2.40
Diluted net earnings per share (in dollars)	$4.24	$1.00	$4.32	$2.40

The following provides the securities that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Restricted stock units	37,496	128,334	37,496	112,173
Options	392,888	284,102	665,365	206,758
Performance-based awards	15,849	355,015	15,849	356,696

The calculation of earnings per common share for the three and nine months ended September 30, 2009 is based on the weighted-average number of Domtar common stock outstanding during the period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common stock.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2009, the pension expense was $6 million and $18 million, respectively (2008—$5 million and $16 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	Three months ended September 30, 2009		Three months ended September 28, 2008
	Pension Plans	Other post- retirement benefit plans	Pension Plans	Other post- retirement benefit plans
	$	$	$	$
Service cost	8	1	9	—
Interest expense	20	1	20	2
Expected return on plan assets	(17)	—	(21)	—
Settlement loss	—	—	3	—
Amortization of net loss	1	—	—	—

Net periodic benefit cost	12	2	11	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	Nine months ended September 30, 2009		Nine months ended September 28, 2008
	Pension Plans	Other post- retirement benefit plans	Pension Plans	Other post- retirement benefit plans
	$	$	$	$
Service cost	25	2	27	2
Interest expense	59	5	62	5
Expected return on plan assets	(52)	—	(64)	—
Settlement loss	2	—	7	—
Curtailment loss	2	—	—	—
Amortization of net loss	2	—	—	—
Amortization of prior year service costs	2	—	1	—
Special termination benefits	1	—	—	—

Net periodic benefit cost	41	7	33	7

The Company contributed $18 million and $34 million for the three and nine months ended September 30, 2009, respectively (2008—$16 million and $87 million, respectively), to the pension plans. The Company also contributed $1 million and $4 million for the three and nine months ended September 30, 2009, respectively (2008—$2 million and $5 million, respectively), to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. RECEIVABLES SECURITIZATION

The Company uses securitization of certain receivables as a source of financing by reducing its working capital requirements. The Company’s securitization program consists of the sale of U.S. and Canadian dollar receivables to a bankruptcy remote entity which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables. The agreement governing the Company’s receivables securitization program normally allows the daily sale of new receivables to replace those that have been collected. The agreement also limits the cash that can be received from the transfer of the senior beneficial interest. The subordinated interest retained by the Company is included in Receivables on the Consolidated Balance Sheets and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

The Company retains responsibility for servicing the receivables sold but does not record a servicing asset or liability as the fees received by the Company for this service approximate the fair value of the services rendered.

In June 2009, the Company amended the agreement governing its receivables securitization program to include additional receivable pools. The amended agreement expires in October 2010. The maximum cash consideration that can be received from the sale of receivables under the amended agreement is $150 million. The accounting treatment with respect to the transfers of such receivables pursuant to the Transfers and Servicing Topic of FASB ASC has remained unchanged under the amended agreement.

Gains or losses on securitization of receivables are calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds upon sale and the fair value of the retained subordinated interest in such receivables on the date of the transfer. Fair value is determined on a discounted cash flow basis. The Company recorded a net loss of $1 and $2 million for the three and nine months ended September 30, 2009, respectively (2008—$1 million and $4 million, respectively), resulting from the programs described above which was included in Interest expense in the Consolidated Statements of Earnings.

The following balances were outstanding under this program:

	September 30, 2009	December 31, 2008
	$	$
Securitized receivables	614	211
Senior beneficial interest held by third parties	(20)	(110)

Subordinated interest in securitized receivables retained by Domtar	594	101

For the nine months ended September 30, 2009, the net cash outflow from the reduction of senior beneficial interests in the U.S. and Canadian receivables was $90 million (2008—outflow of nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. INVENTORIES

The following table presents the components of inventories:

	September 30, 2009	December 31, 2008
	$	$
Work in process and finished goods	436	584
Raw materials	118	170
Operating and maintenance supplies	211	209

	765	963

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	September 30, 2009	December 31, 2008
		$	$
Intangible assets subject to amortization
Water rights	40	14	14
Power purchase agreements	25	31	27
Customer relationships	20	9	9
Trade names	7	7	6
Supplier agreements	5	6	5
Natural gas contracts	4	16	14
Cutting rights	Units of production method	22	19

		105	94
Allowance for amortization		(22)	(13)

Total intangible assets		83	81

Amortization expense related to intangible assets for the three and nine months ended September 30, 2009 was $1 million and $6 million, respectively (2008—$2 million and $6 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2010	2011	2012	2013	2014
	$	$	$	$	$
Amortization expense related to intangible assets	4	4	4	3	3

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

On February 5, 2009, the Company announced that it would permanently reduce its fine paper manufacturing at its Plymouth, North Carolina mill, by shutting down one of the two paper machines comprising the mill’s fine paper production unit. As a result, at the end of February 2009, there was a curtailment of 293,000 short tons of the mill’s uncoated freesheet production capacity and the shutdown affected approximately 185 employees and a $35 million accelerated depreciation charge was recorded in the first quarter of 2009 for the related write-down on plant and equipment. Given the closure of the paper machine, the Company conducted a Step I impairment test on the remaining Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no impairment charge was required.

On March 5, 2009, the Company announced that it would, as of May 5, 2009, idle its Woodland pulp facility in Baileyville, Maine for an undetermined period. This resulted in a temporary curtailment of 398,000 air dry metric tons and affected approximately 300 employees. Effective June 26, 2009, the Company reopened the Woodland pulp facility.

The following tables provide the components of closure and restructuring costs by segment:

	Three months ended September 30, 2009				Three months ended September 28, 2008
	Papers	Paper Merchants	Wood	Total	Papers	Total
	$	$	$	$	$	$
Severance and termination costs	—	—	—	—	1	1
Dismantling expense	—	—	—	—	2	2
Other closure and restructuring related cost	4	—	—	4	—	—

Closure and restructuring costs	4	—	—	4	3	3

	Nine months ended September 30, 2009				Nine months ended September 28, 2008
	Papers	Paper Merchants	Wood	Total	Papers	Total
	$	$	$	$	$	$
Severance and termination costs	17	1	3	21	4	4
Dismantling expense	—	—	—	—	9	9
Other closure and restructuring related cost	13	—	—	13	2	2

Closure and restructuring costs	30	1	3	34	15	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CLOSURE AND RESTRUCTURING LIABILITY (CONTINUED)

The following table provides the activity in the closure and restructuring liability:

	September 30, 2009	December 31, 2008
	$	$
Balance at beginning of year	47	83
Additions	19	24
Severance payments	(31)	(29)
Reversals of liability to earnings (a)	(1)	(24)
Other	—	(4)
Effect of foreign currency exchange rate change	5	(3)

Balance at the end of period	39	47

(a)	Includes $23 million relating to the reversal of a provision for a contract assumed in the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. as a result of its termination by the counterparty in the first quarter of 2008.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
	$	$	$	$
Net earnings	183	43	186	103
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges, net of tax	26	(6)	73	(10)
Amortization of prior service costs	—	—	—	1
Foreign currency translation adjustments	106	(63)	172	(108)

Comprehensive income (loss)	315	(26)	431	(14)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. LONG-TERM DEBT

	Maturity	Nominal Amount	Currency	September 30, 2009	December 31, 2008
		$		$	$
Unsecured notes
7.875% Notes	2011	137	US	141	563
5.375% Notes	2013	312	US	291	323
7.125% Notes	2015	400	US	399	399
9.5% Notes	2016	125	US	137	139
10.75% Notes	2017	400	US	385	—
Secured term loan facility	2014		US	606	612
Secured revolving credit facility	2012		US	—	60
Capital lease obligations	2009-2028			25	28
Other				—	4

				1,984	2,128
Less: Due within one year				13	18

				1,971	2,110

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

The Notes will be general unsecured obligations and will rank equally with existing and future unsecured and unsubordinated obligations. The Notes will be fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

During the first quarter of 2006, the Company’s predecessor, Weyerhaeuser, closed the pulp and paper mill in Prince Albert, Saskatchewan and the sawmill at or near Big River, Saskatchewan due to poor market conditions. The Company’s management has determined that the Prince Albert pulp and paper mill is no longer a strategic fit for the Company and the Prince Albert facility will not be reopened by the Company. The Province of Saskatchewan may require active decommissioning and reclamation at one or both facilities. In the event decommissioning and reclamation is required at either facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts. The Company has a reserve for the estimated required environmental remediation at the site.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement which provided that, while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims and such claims cannot be reasonably determined at this time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The Company has recorded an environmental reserve to address potential exposure. The government of British Columbia has issued a draft Order for an action plan to address soil, sediment and groundwater issues.

At September 30, 2009, the Company had a provision of $105 million for environmental matters and other asset retirement obligations (2008—$99 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, earnings or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation:

	September 30, 2009	December 31, 2008
	$	$
Balance at beginning of year	99	119
Additions (reversals)	3	(7)
Environmental spending	(5)	(5)
Effect of foreign currency exchange rate change	8	(8)

Balance at the end of period	105	99

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

In the United States, the U.S. Congress is considering legislation to reduce emissions of greenhouse gases. In June 2009, the House of Representatives passed The American Clean Energy and Security Act of 2009, also known as the Waxman-Markey Bill; in September 2009 the Clean Energy Jobs and American Power Act was introduced in the U.S. Senate. In addition, several states have already taken legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap-and-trade programs. Also, the U.S. Supreme Court’s decision on April 2, 2007 in Massachusetts, et al. v. EPA, that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant,” may result in future regulation of greenhouse gas emissions from stationary sources under certain Clean Air Act programs or other potential regulations. This paved the way for the announcement by the U.S. Protection Agency (the “EPA”) that it intends to regulate greenhouse gas emissions from large stationary sources. Passage of climate control legislation or other regulatory initiatives by Congress or various U.S. states, or the adoption of regulations by the Environmental Protection Agency or analogous state agencies that restrict emissions of greenhouse gases in areas in which the Company conducts business may have a material effect on operations in the United States. The Company expects not to be disproportionately affected by these measures compared with owners of comparable properties in the United States. Regulation of greenhouse gases also continues developing in Canada.

While it is likely that there will be increased regulation relating to greenhouse gases and climate change, at this stage it is not possible to estimate either a timetable for the implementation of any new regulations or the Company’s cost of compliance.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2009, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, earnings or cash flows.

In the early part of 2006, Weyerhaeuser (the Company’s predecessor) closed the pulp and paper mill in Prince Albert, Saskatchewan. Domtar management has determined that the Prince Albert pulp and paper mill is no longer a strategic fit for the Company and the Prince Albert facility has been permanently closed. In a grievance relating to the closure of the Prince Albert facility, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees retained still had recall rights during the layoff. The Company is currently evaluating its position with respect to this grievance and cannot be certain that it will not incur a liability, which could be in excess of $20 million, with respect to this grievance.

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. could have been obligated to pay up to a maximum of $112 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the closing date of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., the maximum amount of the purchase price adjustment was approximately $103 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $103 million (CDN$110 million) as a result of the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., triggered the purchase price adjustment and sought a purchase price adjustment of $103 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, earnings or cash flows.

GUARANTEES AND INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2009, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

An analysis and reconciliation of the Company’s business segment information to the respective information in the consolidated financial statements is as follows:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SEGMENT DISCLOSURES (CONTINUED)

	Three months ended		Nine months ended
SEGMENT DATA	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
	$	$	$	$
Sales
Papers	1,211	1,364	3,444	4,200
Paper Merchants	239	257	661	762
Wood	59	76	148	209

Total for reportable segments	1,509	1,697	4,253	5,171
Intersegment sales – Papers	(63)	(64)	(178)	(220)
Intersegment sales – Wood	(6)	(8)	(14)	(22)

Consolidated sales	1,440	1,625	4,061	4,929

Depreciation and amortization
Papers	95	111	287	331
Paper Merchants	1	1	3	2
Wood	5	7	14	20

Total for reportable segments	101	119	304	353
Write-down of Property, plant and equipment	—	—	35	—

Consolidated depreciation and amortization and write-down of property, plant and equipment	101	119	339	353

Operating income (loss)
Papers (a)	294	118	438	324
Paper Merchants	2	1	5	6
Wood (b)	(1)	(11)	(31)	(45)
Corporate	—	—	—	(3)

Consolidated operating income	295	108	412	282
Interest expense	34	35	88	111

Earnings before income taxes	261	73	324	171
Income tax expense	78	30	138	68

Net earnings	183	43	186	103

(a)	The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures. The Company has submitted an application with the U.S. Internal Revenue Service (“IRS”) to be registered as an alternative fuel mixer and received notification that its registration had been accepted in late March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. The Company recorded $159 million and $336 million in tax credits for the three and nine months ended September 30, 2009, respectively, in Other operating (income) loss. The amounts for the refundable credits are based on the volume of bio fuel mixtures produced and burned during that period. The Company has received $3 million and $140 million for the three months and nine months ended September 30, 2009, in cash related to these claims. Any receivables under this program are presented as a component of Income and other taxes receivable on the consolidated balance sheet as of September 30, 2009.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SEGMENT DISCLOSURES (CONTINUED)

On May 25, 2009, the Company stopped claiming these credits as they were being earned and decided to claim the remaining credits on the Company’s 2009 annual U.S. income tax return, which is expected be filed in the first half of 2010.

According to the Code, the tax credit expires at the end of 2009. The U.S. Congress is currently reviewing the Alternative Fuel Credit law and may enact legislation to amend the Code. Although this does create some uncertainty related to the future of this credit, the Company believes that amounts reflected in income to date have met the income recognition criteria.

(b)	The operating loss for the three and nine months ended September 30, 2009 includes gains on sales of land of $8 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities in exchange for outstanding debt securities of Domtar Inc., a 100% owned subsidiary of the Company. Pursuant to this exchange transaction, the securities that were issued (the “Guaranteed Debt”) were fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries Inc. (and subsidiaries, excluding Domtar Funding LLC), Ris Paper Company Inc., Domtar A.W., LLC (and subsidiary) and Domtar Maine LLC (and subsidiary) all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company LLC’s own 100% owned subsidiaries; including Domtar Delaware Investments Inc., Domtar Delaware Holdings Inc., Domtar Delaware Holdings LLC, Domtar Inc. and Domtar Pulp & Paper Products Inc. (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the balance sheets at September 30, 2009 and December 31, 2008 and the statements of earnings (loss), and cash flows for the three and nine months ended September 30, 2009 and September 28, 2008 for Domtar Corporation (the “Parent Company”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in both cases using the equity method.

	For the three months ended September 30, 2009
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,205	433	(198)	1,440
Operating expenses
Cost of sales, excluding depreciation and amortization	—	956	366	(198)	1,124
Depreciation and amortization	—	74	27	—	101
Selling, general and administrative	7	60	18	—	85
Closure and restructuring costs	—	2	2	—	4
Other operating income	—	(165)	(4)	—	(169)

	7	927	409	(198)	1,145

Operating income (loss)	(7)	278	24	—	295
Interest expense (revenue)	34	11	(11)	—	34

Earnings (loss) before income taxes	(41)	267	35	—	261
Income tax expense (benefit)	(18)	96	—	—	78
Share in earnings of equity accounted investees	206	35	—	(241)	—

Net earnings	183	206	35	(241)	183

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2009
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,414	1,226	(579)	4,061
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,794	1,148	(579)	3,363
Depreciation and amortization	—	228	76	—	304
Selling, general and administrative	16	188	50	—	254
Write-down of property, plant and equipment	—	35	—	—	35
Closure and restructuring costs	—	18	16	—	34
Other operating loss (income)	—	(348)	7	—	(341)

	16	2,915	1,297	(579)	3,649

Operating income (loss)	(16)	499	(71)	—	412
Interest expense (revenue)	86	36	(34)	—	88

Earnings (loss) before income taxes	(102)	463	(37)	—	324
Income tax expense (benefit)	(40)	178	—	—	138
Share in earnings (loss) of equity accounted investees	248	(37)	—	(211)	—

Net earnings (loss)	186	248	(37)	(211)	186

	For the three months ended September 28, 2008
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,299	729	(403)	1,625
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,035	661	(403)	1,293
Depreciation and amortization	—	77	42	—	119
Selling, general and administrative	2	74	23	—	99
Closure and restructuring costs	—	—	3	—	3
Other operating loss (income)	—	(2)	5	—	3

	2	1,184	734	(403)	1,517

Operating income (loss)	(2)	115	(5)	—	108
Interest expense (revenue)	33	(34)	36	—	35

Earnings (loss) before income taxes	(35)	149	(41)	—	73
Income tax expense (benefit)	(10)	51	(11)	—	30
Share in earnings (loss) of equity accounted investees	68	(30)	—	(38)	—

Net earnings (loss)	43	68	(30)	(38)	43

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 28, 2008
CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,894	2,203	(1,168)	4,929
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,092	2,047	(1,168)	3,971
Depreciation and amortization	—	232	121	—	353
Selling, general and administrative	10	208	92	—	310
Closure and restructuring costs	—	—	15	—	15
Other operating loss (income)	—	(9)	7	—	(2)

	10	3,523	2,282	(1,168)	4,647

Operating income (loss)	(10)	371	(79)	—	282
Interest expense (revenue)	104	(43)	50	—	111

Earnings (loss) before income taxes	(114)	414	(129)	—	171
Income tax expense (benefit)	(42)	145	(35)	—	68
Share in earnings (loss) of equity accounted investees	175	(94)	—	(81)	—

Net earnings (loss)	103	175	(94)	(81)	103

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	September 30, 2009
CONDENSED CONSOLIDATING BALANCE SHEETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	335	95	3	—	433
Receivables	5	495	120	—	620
Inventories	—	475	290	—	765
Prepaid expenses	3	4	42	—	49
Income and other taxes receivable	79	182	—	(28)	233
Intercompany accounts	15	1,618	223	(1,856)	—
Deferred income taxes	45	76	—	—	121

Total current assets	482	2,945	678	(1,884)	2,221
Property, plant and equipment, at cost	—	5,763	3,696	—	9,459
Accumulated depreciation	—	(2,875)	(2,392)	—	(5,267)

Net property, plant and equipment	—	2,888	1,304	—	4,192
Intangible assets, net of amortization	—	—	83	—	83
Investments in affiliates	5,628	1,307	26	(6,961)	—
Intercompany long-term advances	8	80	600	(688)	—
Other assets	39	4	21	—	64

Total assets	6,157	7,224	2,712	(9,533)	6,560

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	22	8	—	30
Trade and other payables	39	332	282	—	653
Intercompany accounts	1,575	154	127	(1,856)	—
Income and other taxes payable	—	54	9	(28)	35
Long-term debt due within one year	8	5	—	—	13

Total current liabilities	1,622	567	426	(1,884)	731
Long-term debt	1,960	—	11	—	1,971
Intercompany long-term loans	80	607	1	(688)	—
Deferred income taxes and other	—	941	—	—	941
Other liabilities and deferred credits	—	109	228	—	337
Shareholders’ equity	2,495	5,000	2,046	(6,961)	2,580

Total liabilities and shareholders’ equity	6,157	7,224	2,712	(9,533)	6,560

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	December 31, 2008
CONDENSED CONSOLIDATING BALANCE SHEETS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	—	14	2	—	16
Receivables	—	409	68	—	477
Inventories	—	658	305	—	963
Prepaid expenses	2	3	22	—	27
Income and other taxes receivable	96	—	9	(49)	56
Intercompany accounts	9	543	524	(1,076)	—
Deferred income taxes	5	111	—	—	116

Total current assets	112	1,738	930	(1,125)	1,655
Property, plant and equipment, at cost	—	5,712	3,251	—	8,963
Accumulated depreciation	—	(2,612)	(2,050)	—	(4,662)

Net property, plant and equipment	—	3,100	1,201	—	4,301
Intangible assets, net of amortization	—	—	81	—	81
Investments in affiliates	4,628	1,372	26	(6,026)	—
Intercompany long-term advances	2	—	600	(602)	—
Other assets	38	16	13	—	67

Total assets	4,780	6,226	2,851	(7,753)	6,104

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	25	18	—	43
Trade and other payables	31	312	303	—	646
Intercompany accounts	636	—	440	(1,076)	—
Income and other taxes payable	—	85	—	(49)	36
Long-term debt due within one year	9	6	3	—	18

Total current liabilities	676	428	764	(1,125)	743
Long-term debt	2,099	—	11	—	2,110
Intercompany long-term loans	—	602	—	(602)	—
Deferred income taxes and other	—	821	3	—	824
Other liabilities and deferred credits	—	62	222	—	284
Shareholders’ equity	2,005	4,313	1,851	(6,026)	2,143

Total liabilities and shareholders’ equity	4,780	6,226	2,851	(7,753)	6,104

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2009
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	186	248	(37)	(211)	186
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings (loss)	670	(453)	(7)	211	421

Cash flows provided from (used for) operating activities	856	(205)	(44)	—	607

Investing activities
Additions to property, plant and equipment	—	(46)	(20)	—	(66)
Proceeds from disposals of property, plant and equipment and sale of trademarks	—	—	16	—	16
Increase in long-term advances to related parties	(387)	—	—	387	—
Decrease in long-term advances to related parties	—	341	46	(387)	—

Cash flows provided from (used for) investing activities	(387)	295	42	—	(50)

Financing activities
Net change in bank indebtedness	—	(3)	(10)	—	(13)
Change of revolving bank credit facility	(60)	—	—	—	(60)
Issuance of long-term debt	385	—	—	—	385
Repayment of long-term debt	(445)	(6)	—	—	(451)
Debt issue and tender offer costs	(14)	—	—	—	(14)

Cash flows used for financing activities	(134)	(9)	(10)	—	(153)

Net increase (decrease) in cash and cash equivalents	335	81	(12)	—	404
Translation adjustments related to cash and cash equivalents	—	—	13	—	13
Cash and cash equivalents at beginning of period	—	14	2	—	16

Cash and cash equivalents at end of period	335	95	3	—	433

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 28, 2008
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	103	175	(94)	(81)	103
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings (loss)	(19)	417	(311)	81	168

Cash flows provided from (used for) operating activities	84	592	(405)	—	271

Investing activities
Additions to property, plant and equipment	—	(72)	(42)	—	(114)
Proceeds from disposals of property, plant and equipment and sale of trademarks	—	—	30	—	30
Business acquisition	—	—	(12)	—	(12)
Increase in long-term advances to related parties	—	(507)	—	507	—
Decrease in long-term advances to related parties	60	—	447	(507)	—

Cash flows provided from (used for) investing activities	60	(579)	423	—	(96)

Financing activities
Net change in bank indebtedness	—	(26)	(1)	—	(27)
Change of revolving bank credit facility	(50)	—	—	—	(50)
Repayment of long-term debt	(32)	(7)	(2)	—	(41)

Cash flows used for financing activities	(82)	(33)	(3)	—	(118)

Net increase (decrease) in cash and cash equivalents	62	(20)	15	—	57
Translation adjustments related to cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	9	53	9	—	71

Cash and cash equivalents at end of period	71	33	23	—	127

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SUBSEQUENT EVENT

On October 20, 2009 Domtar Corporation announced that it will convert its Plymouth, North Carolina mill to 100% fluff pulp production. This will require, approximately, $74 million investment. Domtar’s annual fluff pulp making capacity will increase almost threefold to 444,000 metric tons.

The mill reconfiguration, which is estimated to be completed in the fourth quarter of 2010, will also result in the permanent shutdown of Plymouth’s remaining paper machine. This will reduce the Company’s annual uncoated freesheet production capacity by approximately 199,000 tons. The mill reconfiguration will help preserve approximately 360 positions.

The aggregate pre-tax earnings charge in connection with this conversion is estimated to be $67 million which includes an estimated $56 million in non-cash charges relating to accelerated depreciation of the carrying amounts of the manufacturing equipment as well as the write-off of related spare parts. Of the estimated pre-tax cash charges of $11 million, $10 million relates to severance and employee benefits and $1 million relates to other items such as training. Of the estimated total pre-tax charge of $67 million, $66 million is expected to be recognized in the fourth quarter of 2009 and $1 million is expected to be incurred during 2010.

As a result of the fourth quarter decision to change the nature and use of the Plymouth Pulp and Paper mill, the carrying amount of the remaining assets of the Plymouth mill is being tested for impairment and may result in a write-down during the fourth quarter of 2009. The carrying amount of such assets was approximately $284 million at September 30, 2009.

Closure and restructuring costs are based on management’s best estimates. Although the Company does not anticipate significant changes, actual costs may differ from these estimates due to subsequent developments such as the results of new environmental studies as well as other business developments. As such, additional costs, further write-downs and impairment charges may be required in future periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. You should also read the MD&A in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, filed with the SEC on May 8, 2009 and August 7, 2009, respectively. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. Starting in 2008, the fiscal year was based on the calendar year and ends on December 31. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month and nine-month periods ended September 30, 2009 as compared to the three-month period ended June 30, 2009 and thirteen and thirty-nine week periods ended September 28, 2008. The three-month and nine-month periods ended September 30, 2009 are also referred to as the third quarter of 2009 and first nine months of 2009, respectively, the three-month period ended June 30, 2009 as the second quarter of 2009 and the thirteen and thirty-nine week periods ended September 28, 2008 as the third quarter of 2008 and first nine months of 2008. The additional one day in the third quarter of 2009, when compared to the third quarter of 2008, had no significant impact on the comparability of results of operations.

EXECUTIVE SUMMARY

In the third quarter of 2009, we reported operating income of $295 million, an improvement of $156 million when compared to operating income of $139 million in the second quarter of 2009. In the third quarter of 2009, we saw an improvement in our papers business, which experienced a 5% volume increase compared to the second quarter of 2009 as well as higher shipments for our pulp business, which experienced a 13% volume increase compared to the second quarter of 2009. Our strategy of maintaining our production levels in line with our customer demand has resulted in taking lack-of-order downtime and machine slowdowns of 101,000 tons of paper and 38,000 metric tons of pulp in the third quarter of 2009 compared to 101,000 tons of paper and 141,000 metric tons of pulp, in the second quarter of 2009. The lack-of-order downtime and machine slowdowns continued to negatively impact our earnings. Our results for the third quarter of 2009 were also impacted by an increase of $28 million in the refundable excise tax credits recorded for the production and use of alternative bio fuel mixtures, higher average selling prices for pulp, lower costs for raw materials, including chemicals, energy and fiber, and lower costs related to maintenance, partially offset by lower average selling prices for paper and the unfavorable impact of a stronger Canadian dollar, net of our hedging program.

For the fourth quarter, we expect lower paper volumes due to the seasonality of our business as well as higher costs due to planned maintenance shutdowns when compared to the third quarter. The strengthening of the Canadian dollar will also negatively impact the profitability of our Canadian mills. However, we expect our Papers segment to benefit from recently announced price increases implemented in the fourth quarter of 2009. Inventory levels remain lean and we will continue to balance our production with customer demand.

These and other factors that affected the quarter-over-quarter comparison of financial results are discussed in the quarter-over-quarter and segment analysis.

Restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand. The decline in demand for paper and pulp has accelerated beyond our original expectations as a result of the sharp decline in economic activity earlier this year. Accordingly, we have continued to close facilities.

Our Woodland pulp mill, which was indefinitely idled in May 2009, was reopened effective June 26, 2009, and substantially all employees were called back to work in June for the restart of pulp production. The timely benefits from the refundable tax credits for the production and use of alternative bio fuel mixtures, and other important conditions, such as stronger global demand, improving prices and favorable currency exchange rates have made the reopening possible. Our Woodland pulp mill has an annual hardwood production capacity of approximately 398,000 metric tons, and approximately 300 employees were affected by this measure.

In April 2009, we announced that we would idle our Dryden pulp facility for approximately ten weeks, effective April 25, 2009. This decision was taken in response to continued weak global demand for pulp and the need to manage inventory levels. In addition, we also idled our Ear Falls sawmill for approximately seven weeks, effective April 10, 2009, as this sawmill is a supplier of chips to our Dryden pulp mill. These temporary measures affected approximately 500 employees at the pulp mill, sawmill and related forestland operations. Our Dryden pulp mill has an annual softwood pulp production capacity of 319,000 metric tons. The Ear Falls sawmill has an annual production capacity of 190 MFBM. Our Dryden pulp mill restarted its pulp production in July 2009. Our Ear Falls sawmill restarted its operations in August 2009, but will be indefinitely idled again in the fourth quarter of 2009.

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

RECENT DEVELOPMENTS

Marlboro to install a steam turbine generator to provide power

On October 28, 2009, we announced that we will expand our Marlboro pulp and paper mill production by installing a steam turbine generator. We expect to invest approximately $40 million and the turbine will allow us to generate most of the electricity needed to power our Marlboro pulp and paper mill.

Plymouth mill to be converted to 100% fluff pulp production

On October 20, 2009, we announced that we will convert our Plymouth, North Carolina mill to 100% fluff pulp production. This will require approximately $74 million of investment. Our annual fluff pulp making capacity will increase almost threefold to 444,000 metric tons. The mill reconfiguration, which is expected to be completed in the fourth quarter of 2010, will also result in the permanent shutdown of Plymouth’s remaining paper machine. This will reduce our annual uncoated freesheet production capacity by approximately 199,000 tons. The mill reconfiguration will help preserve approximately 360 positions.

The aggregate pre-tax earnings charge in connection with this conversion is estimated to be $67 million which includes an estimated $56 million in non cash charges relating to accelerated depreciation of the carrying amounts of the manufacturing equipment as well as the write-down of related spare parts. Of the estimated pre-tax cash charges of $11 million, $10 million relates to severance and employee benefits and $1 million relates to other items such as training. Of the estimated total pre-tax charge of $67 million, $66 million is expected to be recognized in the fourth quarter of 2009 and $1 million is expected to be incurred during 2010.

As a result of the fourth quarter decision to change the nature and use of the Plymouth pulp and paper mill, the carrying amount of the remaining assets of the Plymouth mill are being tested for impairment which may result in a write-down during the fourth quarter of 2009. The carrying amount of such assets was approximately $284 million at September 30, 2009.

Closure and restructuring costs are based on management’s best estimates. Although the Company does not anticipate significant changes, actual costs may differ from these estimates due to subsequent developments such as the results of new environmental studies as well as other business developments. As such, additional costs, further write-downs and impairment charges may be required in future periods.

OUR BUSINESS

Our reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood. A description of our business is included in Part I, Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2008.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the third quarter and first nine months of 2009 and 2008.

	Three months ended		Nine months ended
FINANCIAL HIGHLIGHTS	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
(In millions of dollars, unless otherwise noted)
Sales	$1,440	$1,625	$4,061	$4,929

Operating income	295	108	412	282

Net earnings	183	43	186	103

Net earnings per common share (in dollars)[1] :
Basic	4.26	1.00	4.33	2.40
Diluted	4.24	1.00	4.32	2.40

Operating income (loss) per segment:
Papers	$294	$118	$438	$324
Paper Merchants	2	1	5	6
Wood	(1)	(11)	(31)	(45)
Corporate	—	—	—	(3)

Total	$295	$108	$412	$282

			At September 30, 2009	At December 31, 2008
Total assets			$6,560	$6,104
Total long-term debt, including current portion			$1,984	$2,128

[1]	Refer to Note 4 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

THIRD QUARTER 2009 VERSUS

THIRD QUARTER 2008

Sales

Sales for the third quarter of 2009 amounted to $1,440 million, a decrease of $185 million, or 11%, from sales of $1,625 million in the third quarter of 2008. The decrease in sales was mainly attributable to lower average selling prices for pulp ($78 million) and paper ($46 million), lower shipments for paper ($113 million), reflecting softer market demand for uncoated freesheet in our Papers business which declined approximately 10% when compared to the third quarter of 2008, as well as lower shipments and lower average selling prices for our wood products ($9 million and $6 million, respectively). These factors were partially offset by higher shipments for pulp ($83 million).

Cost of Sales, Excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,124 million in the third quarter of 2009, a decrease of $169 million, or 13%, compared to cost of sales, excluding depreciation and amortization, of $1,293 million in the third quarter of 2008. This decrease was mainly attributable to lower shipments for paper ($63 million), lower freight costs ($33 million), lower costs for maintenance ($21 million), lower costs for raw materials including fiber ($20 million), chemicals ($17 million) and energy ($13 million), the favorable impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($15 million) and the realization of savings stemming from restructuring activities. These factors were partially offset by higher shipments for pulp ($64 million), and higher costs related to the increase in lack-of-order downtime and machine slowdowns ($22 million).

Depreciation and Amortization

Depreciation and amortization amounted to $101 million in the third quarter of 2009, a decrease of $18 million, or 15%, compared to depreciation and amortization of $119 million in the third quarter of 2008. This decrease is primarily due to the implementation of restructuring activities in 2008 which resulted in impairment charges and write-off of property, plant and equipment in the fourth quarter of 2008 at our Dryden facility as well as impairment charges at our Columbus paper mill and a write-down of property, plant and equipment for accelerated depreciation due to the permanent closure of a paper machine in the first quarter of 2009 at our Plymouth pulp and paper mill. The decrease was also influenced by the favorable impact of a weaker Canadian dollar in the third quarter of 2009 when compared to the third quarter of 2008.

Selling, General and Administrative Expenses

SG&A expenses amounted to $85 million in the third quarter of 2009, a decrease of $14 million compared to SG&A expenses of $99 million in the third quarter of 2008. This decrease in SG&A is primarily due to integration costs in the third quarter of 2008 ($10 million) not recurring in the third quarter of 2009, the favorable impact of a weaker Canadian dollar ($2 million), as well as lower overall expenses resulting from cost reduction initiatives.

Other Operating Income

Other operating income amounted to $169 million in the third quarter of 2009, an increase of $172 million compared to other operating loss of $3 million in the third quarter of 2008. This increase in other operating income is primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $159 million recognized in the third quarter of 2009, as well as gains on sale of land of $12 million recorded in the third quarter of 2009.

Operating Income

Operating income in the third quarter of 2009 amounted to $295 million, an increase of $187 million compared to operating income of $108 million in the third quarter of 2008. This increase in operating income is attributable to the factors mentioned above. Closure and restructuring costs are relatively stable in the third quarter of 2009 ($4 million) when compared to the third quarter of 2008 ($3 million).

Interest Expense

We incurred $34 million of interest expense in the third quarter of 2009, a decrease of $1 million compared to interest expense of $35 million in the third quarter of 2008. When compared to the third quarter of 2008, the decrease in interest expense resulted from lower long-term debt due to our repurchase of $60 million and $400 million aggregate principal amount of our outstanding 7.875% Notes due 2011, in the fourth quarter of 2008 and second quarter of 2009, respectively, repurchase of $38 million aggregate principal amount of our outstanding 5.375% Notes due 2013 in the third quarter of 2009, as well as lower interest rates in the third quarter of 2009 compared to the third quarter of 2008 for our tranche B term loan. These factors were partially offset by higher interest expense from the issuance of the 10.75% Notes due 2017 in the second quarter of 2009.

Income Taxes

Income tax expense amounted to $78 million in the third quarter of 2009, which was comprised of current tax expense of $15 million and deferred tax expense of $63 million. We received income tax refunds, net of payments, of $20 million during the third quarter of 2009. In the third quarter of 2009, our effective tax rate was 30% compared to 42% in the third quarter of 2008. The effective tax rate for 2009 is significantly impacted by management’s current estimate that no tax expense or benefits will be realized on additional 2009 Canadian operating income or losses. As a result, the actual effective tax rate of future periods could be impacted by a change in the ratio of Canadian income or loss to total consolidated income or loss for 2009. The difference between the third quarter of 2009 and the third quarter of 2008 effective tax rate is mainly due to the impact of the mix of income or loss between the U.S. and Canada, management’s current estimate that no tax benefits will be realized on additional 2009 Canadian operating income or losses, and additional tax benefits related to the alternative fuel mixture credit.

Following is a summary of expense by jurisdiction for the third quarter of 2009:

JURISDICTION	U.S.	Canada	Total
(In million of dollars, unless otherwise noted)
Earnings before income taxes	$241	$20	$261
Income tax expense	78	—	78
Effective tax rate	32%	0%	30%

Net Earnings

Net earnings amounted to $183 million ($4.24 per common share on a diluted basis) in the third quarter of 2009, an increase of $140 million compared to net earnings of $43 million ($1.00 per common share on a diluted basis) in the third quarter of 2008, mainly due to the factors mentioned above.

NINE MONTHS ENDED SEPTEMBER 30, 2009 VERSUS

NINE MONTHS ENDED SEPTEMBER 28, 2008

Sales

Sales for the first nine months of 2009 amounted to $4,061 million, a decrease of $868 million, or 18%, from sales of $4,929 million in the first nine months of 2008. The decrease in sales was mainly attributable to lower shipments for paper ($570 million), reflecting softer market demand for uncoated freesheet in our Papers business which declined approximately 18% when compared to the first nine months of 2008, lower average selling prices for pulp ($239 million) as well as lower shipments and lower average selling prices for our wood products ($38 million and $15 million, respectively). These factors were partially offset by higher shipment for pulp ($95 million) reflecting an increase of 13% when compared to the first nine months of 2008.

Cost of Sales, Excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $3,363 million in the first nine months of 2009, a decrease of $608 million, or 15%, compared to cost of sales, excluding depreciation and amortization, of $3,971 million in the first nine months of 2008. This decrease was mainly attributable to lower shipments for paper ($407 million), the favorable impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($78 million), lower costs for maintenance ($75 million), lower freight costs ($74 million), lower costs for raw materials, including energy ($12 million) and fiber ($11 million), and the realization of savings stemming from restructuring activities. These factors were partially offset by higher shipments for pulp ($104 million), higher costs for chemicals ($7 million) and higher costs related to the increase in lack-of-order downtime and machine slowdowns ($126 million). In the first quarter of 2008, we also recorded the reversal of a provision for $23 million due to the early termination by a counterparty of an unfavorable contract.

Depreciation and Amortization

Depreciation and amortization amounted to $304 million in the first nine months of 2009, a decrease of $49 million, or 14%, compared to depreciation and amortization of $353 million in the first nine months of 2008. This decrease is primarily due to the implementation of restructuring activities in 2008 which resulted in impairment charges and a write-off of property, plant and equipment in the fourth quarter of 2008 at our Dryden facility as well as impairment charges at our Columbus paper mill and a write-down of property, plant and equipment for accelerated depreciation due to the permanent closure of a paper machine in the first quarter of 2009 at our Plymouth pulp and paper mill. The decrease was also influenced by the favorable impact of a weaker Canadian dollar in the first nine months of 2009 when compared to the first nine months of 2008.

Selling, General and Administrative Expenses

SG&A expenses amounted to $254 million in the first nine months of 2009, a decrease of $56 million compared to SG&A expenses of $310 million in the first nine months of 2008. This decrease in SG&A is primarily due to integration costs in the first nine months of 2008 ($27 million) not recurring in the first nine months of 2009, the favorable impact of a weaker Canadian dollar ($19 million) as well as lower overall expenses resulting from cost reduction initiatives.

Other Operating Income

Other operating income amounted to $341 million in the first nine months of 2009, an increase of $339 million compared to other operating income of $2 million in the first nine months of 2008. This increase in other operating income is primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $336 million recognized in the first nine months of 2009 as well as gains on sales of land recorded in the third quarter of 2009 ($12 million), partially offset by a gain of $6 million related to the sale of trademarks recorded in the second quarter of 2008.

Operating Income

Operating income in the first nine months of 2009 amounted to $412 million, an increase of $130 million compared to operating income of $282 million in the first nine months of 2008, mostly due to the factors mentioned above. This increase was partially offset by a $35 million accelerated depreciation charge for the write-down on property, plant and equipment in the first quarter of 2009, related to the closure of a paper machine at our Plymouth pulp and paper mill, as well as higher closure and restructuring costs ($19 million) in the first nine months of 2009 when compared to the first nine months of 2008. The increase in closure and restructuring costs is primarily due to the aforementioned closure of one paper machine at our Plymouth pulp and paper mill, in the first quarter of 2009, as well as the closure of our paper machine at our Dryden pulp and paper mill effective in the fourth quarter of 2008.

Interest Expense

We incurred $88 million of interest expense in the first nine months of 2009, a decrease of $23 million compared to interest expense of $111 million in the first nine months of 2008. This decrease in interest expense is primarily due to a gain of $15 million related to the reduction of the fair value increment associated with the portion of the 7.875% Notes we repurchased in the second quarter of 2009, lower long-term debt due to our repurchase of $60 million and $400 million aggregate principal amount of our outstanding 7.875% Notes due 2011, in the fourth quarter of 2008 and second quarter of 2009, respectively, as well as lower interest rates in the first nine months of 2009 compared to the first nine months of 2008 with respect to our tranche B term loan. These factors were partially offset by interest expense from the issuance of the 10.75% Notes due 2017 in the second quarter of 2009, a $4 million premium paid on the repurchase of our 7.875% Notes due 2011 in the second quarter of 2009 as well as tender expenses of $1 million.

Income Taxes

Income tax expense amounted to $138 million in the first nine months of 2009, which was comprised of current tax expense of $16 million and a deferred tax expense of $122 million. We received income tax refunds, net of payments, of $18 million during the first nine months of 2009. In the first nine months of 2009, our effective tax rate was 43% due mainly to management’s current estimate that no tax benefits will be realized on additional 2009 Canadian operating losses, additional tax benefits related to the alternative fuel mixture credit and the impact of state tax changes, compared to 40% in the first nine months of 2008. Excluding a $321 million charge to income related to goodwill impairment and a $52 million charge to tax expense related to the valuation allowance on deferred tax assets, the effective tax rate was 20% for full year 2008. The actual effective tax rate of future periods could be impacted by a change in the ratio of Canadian income or loss to total consolidated income or loss for 2009.

Following is a summary of expense by jurisdiction for the first nine months of 2009:

JURISDICTION	U.S.	Canada	Total
(In million of dollars, unless otherwise noted)
Earnings (loss) before income taxes	$401	($77)	$324
Income tax (benefit) expense	138	—	138
Effective tax rate	34%	0%	43%

Net Earnings

Net earnings amounted to $186 million ($4.32 per common share on a diluted basis) in the first nine months of 2009, an increase of $83 million compared to net earnings of $103 million ($2.40 per common share on a diluted basis) in the first nine months of 2008, mainly due to the factors mentioned above.

PAPERS

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,211	$1,364	$3,444	$4,200
Intersegment sales	(63)	(64)	(178)	(220)

	1,148	1,300	$3,266	$3,980

Operating income	294	118	438	324

Shipments
Paper (in thousands of ST)	972	1,079	2,814	3,421
Pulp (in thousands of ADMT)	446	325	1,153	1,019

Sales and Operating Income

Sales

Sales in our Papers business amounted to $1,148 million in the third quarter of 2009, a decrease of $152 million, or 12%, compared to sales of $1,300 million in the third quarter of 2008. The decrease in sales is mainly attributable to lower shipments for paper of approximately 10%, reflecting softer market demand for uncoated freesheet paper as well as the impact of the closure of one paper machine at our Plymouth pulp and paper mill in the first quarter of 2009. As a result of softer market demand for paper, we also took higher lack-of-order downtime and paper machine slowdowns in the third quarter of 2009 when compared to the third quarter of 2008. The decrease in sales is also attributable to lower average selling prices for pulp and paper. These factors were partially offset by higher shipments for pulp of approximately 37%, when compared to the third quarter of 2008.

For the first nine months of 2009, sales in our Papers business decreased by $714 million, or 18%, compared to the first nine months of 2008. The decrease is attributable to lower shipments for paper of approximately 18%, reflecting softer market demand for uncoated freesheet paper, and lower average selling prices for pulp. The trend of softer market demand for uncoated freesheet paper has led to our restructuring activities. These activities included the reorganization of our Dryden paper mill at the end of 2007 and its subsequent closure in November 2008, the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008 and the closure of one paper machine at our Plymouth pulp and paper mill effective in the first quarter of 2009. These factors were partially offset by higher shipments for pulp of approximately 13%.

Operating Income

Operating income in our Papers business amounted to $294 million in the third quarter of 2009, an increase of $176 million when compared to operating income of $118 million in the third quarter of 2008. The increase is mostly attributable to the alternative fuel tax credits recorded in the third quarter of 2009, lower freight costs, lower maintenance costs, lower costs for raw material, including fiber, chemical and energy, the favorable impact of a weaker Canadian dollar, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense. These factors were partially offset by lower shipments for paper, and lower average selling prices for pulp and paper.

For the first nine months of 2009, operating income in our Papers business increased by $114 million, or 35%, compared to the first nine months of 2008. The increase is mostly attributable to the alternative fuel tax credits recorded in the first nine months of 2009, the favorable impact of a weaker Canadian dollar, lower maintenance costs, lower freight costs, lower costs for raw materials, including energy and fiber, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense. These factors were partially offset by lower shipments for paper, lower average selling prices for pulp, as well as higher closure and restructuring costs and a write-down of property, plant and equipment recorded in the first quarter of 2009. In the first quarter of 2008, we recorded the reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract.

Pricing Environment

Average sales prices in our Papers business decreased in the third quarter of 2009 compared to the third quarter of 2008. Our average sales prices for offset 50 lb rolls decreased by 10%, or $94/ton, in the third quarter of 2009 compared to the third quarter of 2008, while our average sales prices for copy 20 lb sheets increased by 1%, or $16/ton, in the third quarter of 2009 compared to the third quarter of 2008. For the first nine months of 2009, our average sales prices increased when compared to the first nine months of 2008. Our average sales prices for copy 20 lb sheets increased by 5% or $53/ton in the first nine months of 2009 compared to the first nine months of 2008, while our average sales prices for offset 50 lb rolls decreased by 4%, or $32/ton.

Our average sales prices for Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp decreased by $164/metric ton and $226/metric ton, or 22% and 33%, respectively, in the third quarter of 2009 compared to the third quarter of 2008. Even though price increases were implemented in July 2008, they were more than offset by a significant decrease in sales prices for both NBSK and NBHK in the fourth quarter of 2008 and first quarter of 2009. For the first nine months of 2009, our average sales prices for NBSK and NBHK pulp decreased by $221/metric ton and $267/metric ton, or 30% and 39%, respectively, when compared to the first nine months of 2008.

Operations

Shipments

Our paper shipments decreased by 107,000 tons, or 10%, in the third quarter of 2009 compared to the third quarter of 2008, primarily due to softer market demand for uncoated freesheet paper which resulted in higher lack-of-order downtime and paper machine slowdowns in the third quarter of 2009. These factors were partially offset by a decrease in planned maintenance shutdowns in the third quarter of 2009 when compared to the third quarter of 2008. For the first nine months of 2009, our paper shipments decreased by 607,000 tons, or 18%, when compared to the first nine months of 2008 and were negatively impacted by the factors mentioned above. The continued softer market demand for uncoated freesheet has resulted in the closure of one paper machine at our Plymouth pulp and paper mill effective in the first quarter of 2009, the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008 and the reorganization of our Dryden paper mill announced in the fourth quarter of 2007 (which began in January 2008 and was permanently closed in November 2008).

Our pulp trade shipments increased by 121,000 metric tons, or 37%, in the third quarter of 2009 compared to the third quarter of 2008. The increase in pulp shipments resulted mostly from an increase in the availability of market pulp in the third quarter of 2009 due to higher lack-of-order downtime in paper as well as a decrease in our pulp inventory. For the first nine months of 2009, our pulp trade shipments increased by 134,000 metric tons, or 13%, when compared to the first nine months of 2008 and were impacted by the factors mentioned above.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures. We submitted an application with the U.S. Internal Revenue Service (IRS) to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. We recorded $159 million in “Other operating (income) loss” for the three month period ended September 30, 2009 and $336 million for the first nine months of 2009. Cash received related to these credits was $3 million in the third quarter of 2009 and $140 million for the first nine months of 2009. The amounts for the refundable credits are based on the volume of bio fuel mixtures produced and burned during that period. On May 25, 2009, we stopped claiming these credits as they were being earned and decided to claim the remaining credits on our 2009 annual U.S. income tax return, which is expected to be filed in the first half of 2010.

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

We have two collective agreements that expired in 2009, one of which expired in April at our Espanola pulp mill and one that expired in September at our Dryden pulp mill. Negotiations have not started for either collective agreement.

Closure and Restructuring

Our Woodland pulp mill, which was indefinitely idled in May 2009, was reopened effective June 26, 2009, and substantially all employees were called back to work in June for the restart of pulp production. Our Woodland pulp mill has an annual hardwood production capacity of approximately 398,000 metric tons, and approximately 300 employees were affected by this measure. The timely benefits from the refundable tax credits for the production and use of alternative bio fuel mixtures, and other important conditions, such as stronger global demand, improving prices and favorable currency exchange rates have made the reopening possible.

In April 2009, we announced that we would idle our Dryden pulp facility for approximately ten weeks, effective April 25, 2009. This decision was taken in response to continued weak global demand for pulp and the need to manage inventory levels. In addition, we also idled our Ear Falls sawmill for approximately seven weeks, effective April 10, as this sawmill is a supplier of chips to our Dryden pulp mill. These temporary measures affected approximately 500 employees at the pulp mill, sawmill and related forestland operations. Our Dryden pulp mill has an annual softwood pulp production capacity of 319,000 metric tons. Our Dryden pulp mill restarted its pulp production in July 2009.

In February 2009, we announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, effective at the end of February 2009. This measure resulted in the permanent curtailment of approximately 293,000 tons of paper capacity per year and affected approximately 185 employees. Our Plymouth pulp and paper mill continues to operate two pulp lines, one pulp dryer as well as one paper machine, with an annual paper production capacity of 199,000 tons. See the “Recent Developments” section above for our October 2009 announcement to convert our Plymouth mill into a 100% fluff pulp production.

In the third quarter of 2009, we incurred $4 million for closure and restructuring costs ($3 million in the third quarter of 2008) and for the first nine months of 2009, we incurred $65 million, including the write-down of property, plant and equipment of $35 million for accelerated depreciation compared to $15 million in the first nine months of 2008. For more details on the closure and restructuring cost, refer to Item 1, Financial Statements, Note 9, of this Quarterly Report on Form 10-Q.

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

Subject to the approval of Natural Resources Canada, eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. The investment must be made before the expiration of the program on March 31, 2012, and all projects are subject to the approval of the Government of Canada. We have been allocated CDN$143 million ($133 million) through this Program. The funds are to be spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills.

PAPER MERCHANTS

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
(In millions of dollars)
Sales	$239	$257	$661	$762

Operating income	2	1	5	6

Sales and operating income

Sales

Sales in our Paper Merchants business amounted to $239 million in the third quarter of 2009, a decrease of $18 million, or 7%, when compared to sales of $257 million in the third quarter of 2008. This decrease in sales was mostly attributable to a decrease in selling prices as well as a decrease in deliveries of approximately 2%, reflecting softer market demand.

For the first nine months of 2009, sales in our Paper Merchants business decreased by $101 million, or 13%, when compared to the first nine months of 2008, primarily due to the factors mentioned above.

Operating Income

Operating income amounted to $2 million in the third quarter of 2009, an increase of $1 million when compared to operating income of $1 million in the third quarter of 2008. The increase in operating income is mostly attributable to lower SG&A costs in the third quarter of 2009, when compared to the third quarter of 2008.

For the first nine months of 2009, operating income in our Paper Merchants business decreased by $1 million when compared to the first nine months of 2008, reflecting a decrease in deliveries in the first nine months of 2009 when compared to the first nine months of 2008, increased depreciation and amortization expense in the first nine months of 2009 as well as closure and restructuring costs of $1 million in the first nine months of 2009. These factors were partially offset by lower SG&A costs in the first nine months of 2009, when compared to the first nine months of 2008.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which four will expire in 2010 and two in 2013. We have collective agreements covering four locations in Canada, one of which expired in 2008 and one in 2009 (negotiations will start soon) and two will expire in 2010.

WOOD

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
(In millions of dollars, unless otherwise noted)
Sales	$59	$76	$148	$209
Intersegment sales	(6)	(8)	(14)	(22)

	53	68	134	187

Operating loss	(1)	(11)	(31)	(45)

Shipments (millions of FBM)	153	178	413	519

Benchmark prices[1] :
Lumber G.L. 2x4x8 stud ($/MFBM)	$282	$290	$252	$291
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	286	346	261	315

[1]	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood business amounted to $53 million in the third quarter of 2009, a decrease of $15 million, or 22%, compared to sales of $68 million in the third quarter of 2008. The decrease in sales is attributable to lower average selling prices and lower shipments for wood products due to the slowdown in the U.S. housing industry.

For the first nine months of 2009, sales in our Wood business decreased by $53 million, or 28%, when compared to the first nine months of 2008. This decrease in sales is attributable to the factors mentioned above.

Operating Loss

Operating loss in our Wood business amounted to $1 million in the third quarter of 2009, a decrease of $10 million when compared to operating loss of $11 million in the third quarter of 2008. Our operating loss was impacted by the favorable impact of a weaker Canadian dollar in the third quarter of 2009 when compared to the third quarter of 2008, lower depreciation and amortization expense due to the write-off of property, plant and equipment recorded in the fourth quarter of 2008, lower SG&A expenses as well as gains on sales of land totaling $8 million in the third quarter of 2009. These factors were offset by lower average selling prices and lower shipments of our wood products.

For the first nine months of 2009, operating loss in our Wood business decreased by $14 million compared to the first nine months of 2008, primarily due to the factors mentioned above as well as a gain of $3 million on the dissolution of a subsidiary in the second quarter of 2009, a refund of softwood lumber export tax of $2 million in the first quarter of 2009 related to prior periods, partially offset by an increase in our allowance for doubtful accounts in the first quarter of 2009.

Pricing Environment

Our average sales price for Great Lakes 2x4 stud lumber decreased by $8/MFBM, or 3%, and our average sales price for Great Lakes 2x4 random length lumber decreased by $60/MFBM, or 20%, in the third quarter of 2009 compared to the third quarter of 2008. For the first nine months of 2009, our average sales prices for Great Lakes 2x4 stud lumber decreased by $39/MFBM, or 16%, and our average sales price for Great Lakes 2x4 random length lumber decreased by $54/MFBM, or 20%, when compared to the first nine months of 2008.

Operations

Shipments

Our lumber and wood shipments in the third quarter of 2009 decreased by 25 MFBM, or 14%, compared to shipments in the third quarter of 2008, primarily due to the slowdown in the U.S. housing industry. Our lumber and wood shipments in the first nine months of 2009 decreased by 106 MFBM, or 20%, compared to shipments in the first nine months of 2008, primarily due to the factor mentioned above.

Labor

We have three collective agreements that have expired and are currently under negotiation.

In September 2009, we signed a two-year collective agreement for our Timmins sawmill, affecting approximately 100 employees.

United States imposes tariffs on softwood lumber

In February 2009, a tribunal operating under the auspices of the London Court of International Arbitration (“LCIA”) issued its decision on a remedy in the softwood lumber arbitration in which Canada was found to have breached the 2006 Softwood Lumber Agreement (“SLA”) between the United States and Canada by failing to calculate quotas properly during the first six months of 2007. The LCIA tribunal determined that, as appropriate adjustment to compensate for its breach, Canada must collect an additional 10% ad valorem export charge on softwood lumber shipments from four Canadian provinces (Ontario, Quebec, Manitoba and Saskatchewan) until $55 million has been collected. Canada has not imposed the compensatory measures determined by the tribunal. In March 2009, Canada offered instead to tender a payment of approximately $37 million to the United States Government. The United States did not believe that such an offer cured the breach identified by the tribunal, and the United States formally rejected Canada’s offer on April 2, 2009. That matter is the subject of separate proceedings under LCIA. The SLA provides that if Canada fails to cure its breach within the time prescribed by the tribunal and does not take the compensatory adjustments determined by the tribunal; the United States may impose customs duties in an amount not to exceed the additional export charges that the tribunal has specified as compensation for the breach. Starting in April 2009, the United States imposed tariffs on softwood lumber from four Canadian provinces due to Canada’s failure to comply with the SLA. On September 26, 2009, the tribunal ordered Canada to impose a 10% ad valorem export charge on softwood lumber exports to the United States from the four provinces. Canada has indicated its intention to comply with this ruling. Once Canada has imposed a 10% export tax, the United States is expected to cease collecting its 10% import duty, with the result that the affected exports from Canada will continue to be subject to a 10% charge, as has been in effect since April 2009. This measure did not have a significant impact on our financial results for the third quarter and first nine months of 2009.

Other

In April 2009, we announced that we would idle our Ear Falls sawmill for approximately seven weeks, effective April 10, 2009, in response to weak North American lumber market conditions. Our Ear Falls sawmill restarted its operations in August 2009, but will be indefinitely idled again in the fourth quarter of 2009.

We intend to continue to seek opportunities to maximize the value of our Wood segment assets as well as pursue initiatives to improve operational efficiency.

STOCK-BASED COMPENSATION EXPENSE

For the third quarter and first nine months of 2009, compensation expense on outstanding awards recognized in our results of operations was approximately $7 million and $14 million, respectively, compared to $4 million and $14 million in the third quarter and first nine months of 2008, respectively. Compensation costs for performance awards are based on management’s best estimate of the ultimate performance measurement.

In April 2009, a number of new equity awards were granted, consisting of restricted stock units and non-qualified stock options, which are subject to a variety of service, performance and market conditions.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. Our liquidity requirements can be satisfied by drawing upon our contractually committed revolving credit facility, of which $697 million is currently undrawn and available. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $607 million in the first nine months of 2009, a $336 million increase compared to cash flows provided from operating activities of $271 million in the first nine months of 2008. This increase in cash flows provided from operating activities reflects a decrease in requirements for working capital and other items. The decrease in requirements for working capital in the first nine months of 2009 when compared to the first nine months of 2008 is primarily due to inventory decreases (which was impacted in the first nine months of 2009 by a significant decrease in pulp inventory as well as a decrease in our paper inventory) and the difference between employer pension and other post-retirement expense and contributions of $10 million in the first nine months of 2009. These factors were partially offset by an increase in income and other taxes, including the $200 million of receivables related to alternative fuel tax credits.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first nine months of 2009 amounted to $50 million, a $46 million reduction compared to cash flows used for investing activities of $96 million in the first nine months of 2008. The $46 million decrease in cash flows used for investing activities is primarily related to lower capital spending in the first nine months of 2009, partially offset by lower proceeds from disposal of certain property, plant and equipment and sale of trademarks.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2009.

Financing Activities

Cash flows used for financing activities totaled $153 million in the first nine months of 2009 compared to cash flows used for financing activities of $118 million in the first nine months of 2008. This $35 million increase in cash flows used for financing activities is mainly attributable to the repurchase of $400 million par value of the 7.875% Notes due in 2011 in the second quarter of 2009, as well as the repurchase of $38 million par value of the 5.375% Notes due 2013 and the repayment of borrowings under the revolving credit facility in the third quarter of 2009, offset by the issuance of long-term debt of $385 million in the second quarter of 2009, when compared to a repayment of $50 million under our revolving credit facility in the first quarter of 2008 and a repayment of $25 million of our tranche B term loan and capital lease repayments of $6 million in the second quarter of 2008.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,581 million at September 30, 2009, compared to $2,155 million at December 31, 2008. The $574 million decrease in net indebtedness is primarily due to a higher cash level, as well as a decrease in net borrowings of $60 million under our revolving bank credit facility in the first nine months of 2009.

Our Credit Agreement consists of a $606 million senior secured tranche B term loan and a $750 million senior secured revolving credit facility. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes, and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

The tranche B term loan matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date. In addition, under certain conditions and to the extent we generate cash flow in excess of cash flow used for operating and capital requirements and repayments of debt, excluding optional repayments of the term loan, we are obligated to apply a portion of such calculated excess cash flow amount towards repayment of the term loan, which amount would include any optional repayments of the term loan already made. This calculation is performed at year-end only.

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

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan unless it has not been waived by the revolving credit lenders within a period of 45 days after notice. At September 30, 2009, we were in compliance with our covenants.

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

The Company’s direct and indirect, existing and future, U.S. 100% owned subsidiaries serve as guarantors of the senior secured credit facilities for any obligations thereunder of the Company and Domtar Paper Company, LLC, subject to certain agreed exceptions. The Company and its subsidiaries serve as guarantors of Domtar Inc.’s obligations as a borrower under the senior secured credit facilities, subject to agreed exceptions. Domtar Inc. does not guarantee Domtar Corporation’s obligations under the Credit Agreement.

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

As of September 30, 2009, there were no borrowings under our revolving credit facility. In addition, at September 30, 2009, we had outstanding letters of credit amounting to $53 million under this credit facility.

In the second quarter of 2009, we issued $400 million of 10.75% Notes due 2017 (“Notes”) at an issue price of $385 million. The net proceeds from the offering of the Notes were used to fund the portion of the purchase price of the 7.875% Notes due 2011 tendered and accepted by us pursuant to a tender offer, including the payment of accrued interest and the applicable early tender premiums, not funded with cash on hand. We recorded a gain of $15 million related to the reversal of the fair value increment associated with the portion of the 7.875% Notes we repurchased and recorded an expense of $4 million for the premium paid and $1 million of other costs. Issuance expenses for the Notes of $8 million were deferred and will be amortized over the term of the Notes.

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

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of September 30, 2009, there were 1,017,524 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events.

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

Receivables Securitization

We use securitization of certain receivables as a source of financing by reducing our working capital requirements. This securitization program consists of the sale of U.S. and Canadian dollar receivables to a bankruptcy remote entity, which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables. The agreement governing our receivables securitization program normally allows the daily sale of new receivables to replace those that have been collected. The agreement also limits the cash that can be received from the transfer of the senior beneficial interest. The subordinated interest we retain is included in Receivables on the Consolidated Balance Sheets and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value.

We retain responsibility for servicing the receivables sold but do not record a servicing asset or liability as the fees received for this service approximate the fair value of the services rendered.

In June 2009, we amended the agreement governing our receivables securitization program to include additional receivable pools. The amended agreement expires in October 2010. The maximum cash consideration that can be received from the sale of receivables under the amended agreement is $150 million. The accounting treatment with respect to the transfers of such receivables pursuant to the Transfers and Servicing Topic of FASB ASC has remained unchanged under the amended agreement.

As of September 30, 2009, the senior beneficial interest in receivables held by third parties was $20 million. We expect to continue selling receivables on an ongoing basis. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, although not anticipated at this time, our working capital and bank debt requirements will increase.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2009, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2009, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may have to pay up to a maximum of $112 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the closing date of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., the maximum amount of the purchase price adjustment was $103 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $103 million (CDN$110 million) as a result of the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007 triggered the purchase price adjustment and is seeking a purchase price adjustment of $103 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. in March 2007 triggered an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our liquidity, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Change Implemented

FASB Accounting Standards Codification

In July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, Emerging Issues Task Force (“EITF”) abstracts, and other accounting literature (together, “previous GAAP”). The Codification eliminated this hierarchy and replaced previous GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature; namely, authoritative and nonauthoritative.

The FASB has indicated that the ASC does not change previous GAAP, instead, the changes aim to reduce the time and effort it takes for users to research accounting questions and improve the usability of accounting standards by reorganizing them into a topical format, where each topic is subdivided into a number of levels that aggregate all elements of literature related to this topic.

For reporting purposes, the FASB ASC has become effective for financial statements issued for interim and annual periods ended after September 15, 2009. We adopted the FASB ASC in our September 30, 2009 consolidated financial statements.

Fair Value Disclosures for Interim Periods

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the interim disclosures about fair value of financial instruments, to require interim-period disclosures about fair value of financial instruments that were previously made on an annual basis only.

This modification is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We adopted the disclosure requirements in our June 30, 2009 consolidated financial statements.

Fair Value Measurements

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. This modification emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The modification also provides guidance on indentifying transactions that are not orderly by assessing certain factors among which are: an adequate marketing period for the asset or liability, whether the seller is in a distressed state and whether the transaction price is an outlier compared with recent transactions. The modification amends the disclosure provisions required by the Fair Value Measurements and Disclosures Topic of FASB ASC to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value.

These modifications are effective for interim and annual periods ending after June 15, 2009 and have consequently been adopted by us starting from our June 30, 2009 consolidated financial statements. Since we did not hold any assets or liabilities that are within the scope of these modifications, for which the volume and level of activity have significantly decreased, the measurement requirements outlined were of no impact on our fair value measurements.

Management’s Assessment of Subsequent Events

In May 2009, the FASB issued Subsequent Events, that provides guidance on management’s assessment of subsequent events. Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events. The topic represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s consolidated financial statements.

This new topic does not significantly change practice because its guidance is similar to that in existing U.S. auditing literature on subsequent events, although with some important modifications. The new topic clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods.

This topic is effective prospectively for interim or annual periods ending after June 15, 2009. We applied the requirements of this Topic in the preparation of our consolidated financial statements as mentioned in Note 1 beginning June 30, 2009.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the measurement of liabilities at fair value when there is a lack of observable market information. This update provides clarification of the valuation techniques that are required in circumstances in which a quoted price in an active market for the identical liability is not available. The clarification of the valuation technique were of no impact on our fair value measurement. These modifications are effective for the first reporting period (including interim periods) beginning after issuance. We adopted the update in our September 30, 2009 consolidated financial statements.

Future Accounting Changes

Transfers of Financial Assets

In June 2009, the FASB issued Accounting for Transfers of Financial Assets, which amends the derecognition guidance required by the Transfers and Servicing Topic of FASB ASC. Some of the major changes undertaken by this amendment include:

•

Eliminating the concept of a Qualified Special Purpose Entity (“QSPE”) since the FASB believes, on the basis of recent experience, that many entities that have been accounted for as QSPEs are not truly passive, a belief that challenges the premise on which the QSPE exception was based.

•	Modifying the derecognition provisions as required by the Transfers and Servicing Topic of FASB ASC. Specifically aimed to:

•	require that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis,

•	clarify when a transferred asset is considered legally isolated from the transferor,

•	modify the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and

•	provide guidance on when a portion of a financial asset can be derecognized, thereby restricting the circumstances when sale accounting can be achieved to the following cases:

•	transfers of individual or groups of financial assets in their entirety, and

•	transfers of participating interests.

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and has not yet been codified. It is anticipated that this amendment will primarily be incorporated into the Transfers and Servicing Topic of FASB ASC. We will assess the impact of adopting this Statement on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our results of operations and financial position. On an ongoing basis, management reviews its estimates, including those related to environmental matters and other asset retirement obligations, useful lives, impairment of long-lived assets, pension plans and other post-retirement benefit plans and income taxes based on currently available information. Actual results could differ from those estimates.

Critical accounting policies reflect matters that contain a significant level of management estimates about future events, reflect the most complex and subjective judgments, and are subject to a fair degree of measurement uncertainty.

We have included in our Annual Report on Form 10-K for the year ended December 31, 2008, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the nine month period ended September 30, 2009.

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

Plymouth mill to be converted to 100% fluff pulp production

On October 20, 2009, we announced that we will convert our Plymouth, North Carolina mill to 100% fluff pulp production. The mill reconfiguration is expected to be completed in the fourth quarter of 2010. As a result of the fourth quarter decision to change the nature and use of the Plymouth pulp and paper mill, the carrying amount of the remaining assets of the Plymouth mill are being tested for impairment which may result in a write-down during the fourth quarter 2009. The carrying amount of such assets was approximately $284 million at September 30, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2008. There has not been any material change in our exposure to market risk since December 31, 2008. In the third quarter of 2009, we have updated the following disclosure.

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

The following table presents the volumes under derivative financial instruments for natural gas and oil contracts outstanding as of September 30, 2009 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for(a)
					2009	2010	2011	2012
Natural gas	5,640,000	MMBTU	(1)	$45	32%	28%	10%	2%
Oil	39,000	BBL (2)		$1	21%	2%	—%	—%

(1)	MMBTU: Millions of British thermal units
(2)	BBL: Barrels
(a)	The percentage of coverage represents the derivative financial instrument positions. The percentage of natural gas and oil purchases under fixed price contracts, for both derivative financial instrument and physical delivery, for 2009 are 32% and 35%, 2010 are 28% and 3%, 2011 are 10% and nil and 2012 are 2% and nil, respectively.

The natural gas and oil derivative contracts were fully effective for accounting purposes as of September 30, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no significant amounts reflected in the Consolidated Statements of Earnings for the third quarter and first nine months of 2009 resulting from hedge ineffectiveness.

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

We formally document the relationship between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next twelve months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive (loss) income within shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options outstanding as of September 30, 2009 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues, under contracts for
			2009	2010
Currency options purchased	CDN	$501	65%	39%
Currency options sold	CDN	$501	65%	39%

The currency options are fully effective as at September 30, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the third quarter and first nine months of 2009, resulting from hedge ineffectiveness.

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive (Loss) Income on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)
	For the three months ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Natural gas swap contracts	$—	$(2)	$—	$—	Cost of sales
Oil swap contracts	—	—	—	—	Cost of sales
Currency options	26	(2)	—	2	Cost of sales

Total	$26	$(4)	$—	$2

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive (Loss) Income on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)
	For the nine months ended
	September 30, 2009	September 28, 2008	September 30, 2009	September 28, 2008
Natural gas swap contracts	$(2)	$(2)	$(1)	$—	Cost of sales
Oil swap contracts	1	—	—	—	Cost of sales
Currency options	46	(6)	(27)	2	Cost of sales

Total	$45	$(8)	$(28)	$2

The loss recorded in Accumulated other comprehensive (loss) income relating to natural gas contracts will be recognized in Cost of sales upon maturity of the derivatives over the next two years at the then prevailing values, which may be different from those at September 30, 2009.

The loss recorded in Accumulated other comprehensive (loss) income relating to currency options will be recognized in Cost of sales upon maturity of the derivatives over the next twelve months at the then prevailing values, which may be different from those at September 30, 2009.

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	September 30, 2009	December 31, 2008		Balance sheet

Assets derivatives
Oil swap contracts	$1	$—	(a)	Prepaid expenses
Currency options	28	13	(a)	Prepaid expenses

Total Assets	$29	$13

Liabilities derivatives
Currency options	$3	$57	(a)	Trade and other payables
Natural gas swap contracts	7	—	(a)	Trade and other payables
Natural gas swap contracts	3	6	(a)	Other liabilities and deferred credits

Total Liabilities	$13	$63

Other Instruments
Long-term debt	$2,016	$1,524	(b)	Long-term debt

(a)	Fair value of our derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

•

For currency options: Fair value is measured using techniques derived from Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

•	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of our long-term debt is measured by comparison to market prices of our debt or similar debt with the same maturities, rating and interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2009, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance.

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

DOMTAR CORPORATION

Date: November 5, 2009	By:	/s/ RAZVAN L. THEODORU
Razvan L. Theodoru
Vice-President and Secretary