Form 10-K
period 2009-12-31
Domtar CORP
filed 2010-02-26
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒          Accelerated Filer  ☐           Non-Accelerated Filer  ☐          Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $689,235,723.

Number of shares of common stock outstanding as of February 24, 2010: 42,083,664

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed within 120 days of the close of the registrant’s fiscal year in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.	BUSINESS

GENERAL

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. We are also a manufacturer of papergrade, fluff and specialty pulp. We design, manufacture, market and distribute a wide range of paper products for a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We own and operate Domtar Distribution Group, an extensive network of strategically located paper distribution facilities. We also produce lumber and other specialty and industrial wood products. We have three business segments: Papers, Paper Merchants and Wood. We had revenues of $5.5 billion in 2009, of which approximately 81% was from the Papers segment, approximately 16% was from the Paper Merchants segment and approximately 3% was from the Wood segment.

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments. Unless otherwise specified, “Domtar Inc.” refers to Domtar Inc., a 100% owned Canadian subsidiary.

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

OUR CORPORATE STRUCTURE

At December 31, 2009, Domtar Corporation had a total of 42,062,408 shares of common stock issued and outstanding, and Domtar (Canada) Paper Inc., an indirectly 100% owned subsidiary, had a total of 982,321 exchangeable shares issued and outstanding. These exchangeable shares are intended to be substantially the economic equivalent to shares of our common stock and are currently exchangeable at the option of the holder on a one-for-one basis for shares of our common stock. As such, the total combined number of shares of common stock and exchangeable shares issued and outstanding was 43,044,729 at December 31, 2009. Our common shares are traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS” and our exchangeable shares are traded on the Toronto Stock Exchange under the symbol “UFX.” Information regarding our common stock and the exchangeable shares is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 22 “Shareholders’ Equity.”

The following chart summarizes our corporate structure.

OUR BUSINESS SEGMENTS

We operate in the three reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of our reportable segments:

•	Papers – represents the aggregation of the manufacturing and distribution of business, commercial printing and publishing, and converting and specialty papers, as well as market pulp.

•

Paper Merchants – involves the purchasing, warehousing, sale and distribution of our paper products and those of other paper manufacturers. These products include business and printing papers and certain industrial products.

•	Wood – comprises the manufacturing and marketing of lumber and other specialty and industrial wood products and the management of forest resources.

Information regarding our reportable segments is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8, Financial Statements and Supplementary Data, under Note 25, of this Annual Report on Form 10-K. Geographic information is also included under Note 25 of the Financial Statements and Supplementary Data.

FINANCIAL HIGHLIGHTS PER SEGMENT	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007 (1)
	(In millions of dollars, unless otherwise noted)
Sales:
Papers	$4,632	$5,440	$5,116
Paper Merchants	873	990	813
Wood	211	268	304

Total for reportable segments	5,716	6,698	6,233
Intersegment sales—Papers	(231)	(276)	(235)
Intersegment sales—Paper Merchants	—	—	(1)
Intersegment sales—Wood	(20)	(28)	(50)

Consolidated sales	$5,465	$6,394	$5,947

Operating income (loss):
Papers (2)	$650	$(369)	$321
Paper Merchants	7	8	13
Wood (2)	(42)	(73)	(63)
Corporate	—	(3)	(1)

Total	$615	$(437)	$270

Segment assets:
Papers	$5,538	$5,399
Paper Merchants	101	120
Wood	250	247
Corporate	630	338

Total	$6,519	$6,104

(1)	The year 2007 consists of 52 weeks ended December 30, 2007 and includes the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to December 30, 2007. Information regarding the Transaction is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this Annual Report on Form 10-K.

(2)	Factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report on Form 10-K.

PAPERS

Our Operations

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. We have 10 pulp and paper mills in operation (eight in the United States and two in Canada) with an annual paper production capacity of approximately 3.9 million tons of uncoated freesheet paper, after giving effect to the conversion of our Plymouth facility to 100% fluff pulp production in 2010. In addition, we have an annual production capacity of 238,000 tons of coated groundwood at our Columbus paper mill. Approximately 81% of our paper production capacity is domestic and the remaining 19% is located in Canada. Our paper manufacturing operations are supported by 15 converting and distribution operations, including a network of 12 plants located offsite of our paper making operations. Also, we have forms manufacturing operations at three of the offsite converting and distribution operations and two stand-alone forms manufacturing operations.

In addition, we manufacture and sell pulp in excess of our internal requirements, and we purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs. We have the capacity to sell approximately 1.9 million metric tonnes of pulp per year depending on market conditions, after giving effect to the conversion of our Plymouth facility to 100% fluff pulp production in 2010. Approximately 51% of our trade pulp production capacity is domestic, and the remaining 49% is located in Canada. We produce market pulp at our three non-integrated pulp mills in Kamloops, Woodland and Dryden, as well as at our pulp and paper mills in Espanola, Ashdown, Hawesville, and Windsor. We also produce pulp at our Plymouth mill.

The table below lists our operating pulp and paper mills and their annual production capacity.

			Saleable
Production Facility	Fiberline Pulp Capacity		Paper Capacity		Trade Pulp (1)
	# lines	(‘000 ADMT)	# machines	(‘000 ST)	(‘000 ADMT)
Uncoated freesheet
Ashdown, Arkansas	3	810	4	933	86
Windsor, Quebec	1	454	2	670	33
Hawesville, Kentucky	1	455	2	634	47
Kingsport, Tennessee	1	272	1	425
Marlboro, South Carolina	1	356	1	391
Johnsonburg, Pennsylvania	1	231	2	374
Nekoosa, Wisconsin	1	162	3	167
Rothschild, Wisconsin	1	60	1	147
Port Huron, Michigan	—	—	4	116
Espanola, Ontario	2	351	2	77	114

Total Uncoated freesheet	12	3,151	22	3,934	280

Coated groundwood
Columbus, Mississippi	1	70	1	238	—

Total Coated groundwood	1	70	1	238	—

Pulp
Kamloops, British Columbia	2	477	—	—	477
Woodland, Maine	1	398	—	—	398
Dryden, Ontario	1	319	—	—	319
Plymouth, North Carolina	2	444	—	—	444

Total Pulp	6	1,638	—	—	1,638

Total	19	4,859	23	4,172	1,918

Pulp purchases					171

Net pulp					1,747

(1)	Estimated third-party shipments dependent upon market conditions.

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

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the United States, contracts with Quebec wood producers’ marketing boards, public land where we have wood fiber harvesting rights and Domtar’s private lands. Our Espanola pulp and paper mill and Dryden pulp mill, which consume both hardwood and softwood, obtain fiber from third parties, directly or indirectly from public lands, either through designated wood harvesting rights for the pulp mills or from our Ontario sawmills. The fiber used at our Kamloops pulp mill is all softwood, originating mostly from third-party sawmilling operations in the southern part of the British Columbia interior.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 0.7 million cubic meters of softwood and 1.2 million cubic meters of hardwood, for a total of 1.9 million cubic meters of wood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

During 2009, the cost of wood fiber relating to our Papers segment comprised approximately 24% of the total cost of sales.

Chemicals

We use various chemical compounds in our pulp and paper manufacturing facilities that we purchase, primarily on a central basis, through contracts varying between one and twelve years in length to ensure product availability. Most of the contracts have pricing that fluctuates based on prevailing market conditions. For pulp manufacturing, we use numerous chemicals including caustic soda, sodium chlorate, sulfuric acid, lime and peroxide. For paper manufacturing, we also use several chemical products including starch, precipitated calcium carbonate, optical brighteners, dyes and aluminum sulfate.

During 2009, the cost of chemicals relating to our Papers segment comprised approximately 12% of the total cost of sales.

Energy

Our operations consume substantial amounts of fuel including natural gas, fuel oil, coal and hog fuel as well as electricity. We purchase substantial portions of the fuel we consume under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuates based on prevailing market conditions. Natural gas, fuel oil, coal and hog fuel are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat to be used in the chemical recovery process. About 78% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent cooking liquor. The remainder of the energy comes from purchased fossil fuels such as natural gas, oil and coal.

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

During 2009, energy costs relating to our Papers segment comprised approximately 7% of the total cost of sales.

Our Product Offering and Go-to-Market Strategy

Our uncoated freesheet papers and coated groundwood papers are used for business, commercial printing and publishing, and converting and specialty applications.

Business papers include copy and electronic imaging papers, which are used with ink jet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 47% of our shipments of paper products in 2009.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques and coated groundwood. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. Design papers, a sub-group of commercial printing and publishing papers, have distinct features of color, brightness and texture and are targeted towards graphic artists, design and advertising agencies, primarily for special brochures and annual reports. Coated groundwood papers are used primarily in magazines, catalogs and inserts. Commercial printing and publishing papers accounted for approximately 29% of our shipments of paper products in 2009.

We also produce paper for several converting and specialty markets. These converting and specialty papers consist primarily of base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms and base stock used by the flexible packaging industry in the production of food and medical packaging and other specialty papers for various other industrial applications, including base stock for sandpaper, base stock for medical gowns, drapes and packaging, as well as transfer paper for printing processes. We also participate in several converting grades for specialty and security applications. These converting and specialty papers accounted for approximately 24% of our shipments of paper products in 2009.

The chart below illustrates our main paper products and their applications.

Category	Business Papers		Commercial Printing and Publishing Papers			Converting and Specialty Papers
Type	Uncoated Freesheet				Coated Groundwood	Uncoated Freesheet
Grade	Copy	Premium imaging / technology papers	Offset Colors Index Tag Bristol	Opaques Premium opaques Lightweight Tradebook	No.4 No.5	Business converting Flexible packaging Abrasive papers Decorative papers Imaging papers Label papers Medical disposables

Application	Photocopies Office documents Presentations		Commercial printing Direct mail Pamphlets Brochures	Stationery Brochures Annual reports Books Catalogs	Catalogs Magazines Direct mail Cards Posters Packaging	Forms & envelopes Food & candy packaging Surgical gowns Repositionable note pads Check and Security papers

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

We sell business papers primarily to paper merchants, office equipment manufacturers, stationers and retail outlets. We distribute uncoated commercial printing and publishing papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to converters. We sell our converting and specialty products mainly to converters, who apply a further production process such as coating, laminating, folding or waxing to our papers before selling them to a variety of specialized end-users. We distributed approximately 41% of our paper products in 2009 through a large network of paper merchants operating throughout North America, one of which we own (see “—Paper Merchants”). Paper merchants, who sell our products to their own customers, represent our largest group of customers.

The chart below illustrates our channels of distribution for our paper products.

Category	Business Papers			Commercial Printing and Publishing Papers			Converting and Specialty Papers
Domtar sells to:	Merchants i	Office Equipment Manufacturers / Stationers i	Retailers i	Merchants i	Converters i	End-Users	Converters i

Customer sells to:	Printers / Retailers / End-users	Retailers / Stationers / End-users	Printers / End-users	Printers / Converters / End-users	Merchants / Retailers		End-users

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to orders on short notice. In 2009, approximately 26% of our sales of market pulp were domestic, 11% were in Canada and 63% were in other countries.

Our ten largest customers represented approximately 52% of our 2009 Papers segment sales or 44% of our total sales in 2009. In 2009, none of our customers represented more than 10% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2009, approximately 79% of our Papers segment sales were domestic, 9% were in Canada, and 12% were in other countries.

Transportation

Transportation of raw materials, wood fiber, chemicals and pulp to our mills is mostly done by rail although trucks are used in certain circumstances. We rely strictly on third parties for the transportation of our pulp and paper products between our mills, converting operations, distribution centers and customers. Our paper products are shipped mostly by truck, and logistics are managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck. We work with all major railroads and truck companies in the U.S. and Canada. The length of our carrier contracts are generally from one to three years. We pay diesel fuel surcharges which vary depending on market conditions, but are mostly tied to the cost of diesel fuel.

During 2009, outbound transportation costs relating to our Papers segment comprised approximately 9% of the total cost of sales.

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

Our Paper Merchants operate in the United States and Canada under a single banner and umbrella name, the Domtar Distribution Group. Ris Paper, part of the Domtar Distribution Group, operates throughout the Northeast, Mid-Atlantic and Midwest areas from 20 locations in the United States, including 16 distribution centers serving customers across North America. The Canadian business operates as Buntin Reid in three locations in Ontario; JBR/La Maison du Papier in two locations in Quebec; and The Paper House from two locations in Atlantic Canada.

Sales are executed by our sales force, based at branches strategically located in served markets. We distribute about 50% of our paper sales from our own warehouse distribution system and about 50% of our paper sales through mill-direct deliveries (i.e., deliveries directly from manufacturers, including ourselves, to our customers).

The table below lists all of our Domtar Distribution Group locations.

RIS Paper		Buntin Reid	JBR / La Maison du Papier	The Paper House
Eastern Region	MidWest Region	Ontario, Canada	Quebec, Canada	Atlantic Canada
Albany, New York	Buffalo, New York	London, Ontario	Montreal, Quebec	Halifax, Nova Scotia
Boston, Massachusetts	Cincinnati, Ohio	Ottawa, Ontario	Quebec City, Quebec	Mount Pearl, Newfoundland
Harrisburg, Pennsylvania	Cincinnati, Ohio (I.T.) Cleveland, Ohio	Toronto, Ontario
Hartford, Connecticut	Columbus, Ohio
Lancaster, Pennsylvania	Covington, Kentucky
New York, New York	Dayton, Ohio
Philadelphia, Pennsylvania	Uniontown, Ohio
Southport, Connecticut	Dallas/Forth Worth, Texas
Washington, DC / Baltimore, Maryland	Fort Wayne, Indiana
Indianapolis, Indiana

Our Raw Materials

The distribution business sells annually approximately 0.7 million tons of paper, forms and industrial/packaging products from over 60 suppliers located around the world. Domtar products represent approximately 33% of the total.

Our Product Offering and Go-to-Market Strategy

Our product offerings address a broad range of printing, publishing, imaging, advertising, consumer and industrial needs and are comprised of uncoated, coated and specialized papers and industrial products. Our go-to-market strategy is to serve numerous segments of the commercial printing, publishing, retail, wholesale, catalog and industrial markets with logistics and services tailored to the needs of our customers. In 2009, approximately 68% of our sales were made in the United States and 32% were made in Canada.

WOOD

Our Operations

Our Wood business comprises the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operate seven sawmills with a production capacity of approximately 890 million board feet of lumber and one remanufacturing facility. We also have investments in two companies. We seek to optimize the 31 million acres of forestland we directly license or own in Canada and the United States through efficient management and the application of certified sustainable forest management practices to help ensure that a continuous supply of wood is available for future needs.

The table below lists all of our sawmills and their annual production capacity.

Production facilities	Province	Annual Wood Capacity (MFBM)
Operating sawmills:
Ear Falls	Ontario	190
Val d’Or	Quebec	160
Timmins	Ontario	140
Nairn Centre	Ontario	130
Matagami	Quebec	100
Gogama	Ontario	100
Ste-Marie	Quebec	70

Total capacity of operating sawmills		890

Remanufacturing facility:
Sullivan	Quebec	75

The following table lists our investments.

Investments	Province	Ownership
Elk Lake	Ontario	66%
Anthony Domtar	Ontario	50%

Our Raw Materials

Wood Fiber

Fiber costs, net of revenues from wood chip sales, represent approximately 38% of our total manufacturing costs in our Wood segment, or approximately 1% of the total cost of sales. In Quebec, our annual allowable softwood harvesting amounts to approximately 1.0 million cubic meters and is granted by the Ministry of Natural Resources (Quebec). We obtain most of the wood fiber required for our northern Quebec sawmilling operations either directly or indirectly from these harvesting rights. Additional information regarding wood fiber availability in Quebec is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, under the caption “Fiber Supply.”

In Ontario, our annual allowable softwood harvesting on public lands amounts to approximately 2.8 million cubic meters pursuant to Sustainable Forest Licenses that have been granted by the Ontario Ministry of Natural Resources. We obtain most of the wood fiber required for our northern Ontario sawmilling operations either directly or indirectly from these harvesting rights. The remaining required fiber is purchased under various contractual arrangements and on the open market.

All wood fiber received by Domtar mills must conform to Domtar’s Fiber Use and Sourcing Policy, which forbids the inclusion of fiber that is illegally harvested, derived from improperly managed High Conservation Value Forests, or is genetically engineered. Further, 58% of Domtar’s Ontario and Quebec timber supply area is currently third-party certified, with 53% of the total supply area certified to the Forestry Stewardship Council (“FSC”) standards. Domtar’s goal is to reach 100% certification of all lands under its control by the FSC and to have all of its wood suppliers conform to the FSC Controlled Wood Standard.

Energy

Our wood operations require the use of two types of energy: electric energy is used to operate our manufacturing machinery and fossil fuel is used for the drying of wood. The type of fossil fuel used to dry the wood varies among our sawmills and depends on the technology available. Some of our assets operate with energy produced with biomass through residual products such as bark, sawdust and shavings. The use of our own biomass in the production of energy results in lower energy costs. In other sawmills, we use fuel oil and natural gas.

Our Product Offering and Go-to-Market Strategy

We produce primarily dimensional lumber used in the construction industry and our offerings include a variety of grades of kiln-dried softwood lumber, produced mainly from black spruce and jack pine which are known for their strength, stability, light weight and good workability. Most of our production capacity is used to produce studs and random length lumber in dimensions of 2 inches by 3 inches through 2 inches by 10 inches in lengths of 6 feet to 16 feet. We also manufacture quality #1 and #2 wood, utility quality #3 wood, economic wood as well as “rough” wood that we sell green and dried. We also manufacture a wide variety of value-added products including MSR 2100, MSR 1650, Premium, Select and Mid-line. Our remanufacturing facility produces specialty products mainly for the bed frame industry and home centers and can produce a large variety of products in most dimensions, in lengths of 4 inches to 16 feet.

We sell substantially all of our softwood lumber through our sales office in Montreal to a wide range of retailers, distributors, manufacturers and wholesalers in the United States and Canada who sell to end-users. These wood products are consumed in the home construction, renovation and industrial markets. Our marketing efforts for lumber products are focused on providing our customers with efficient value-added supply chain integration, in order to achieve a high level of customer satisfaction and a balanced and diversified customer base for our products. In 2009, approximately 47% of our lumber sales were made in the United States and 53% were made in Canada.

Our ten biggest customers represented approximately 45% of our Wood segment sales in 2009. None of these customers represented 10% or more of our total sales in 2009.

OUR COMPETITIVE STRENGTHS

We believe that our competitive strengths provide a solid foundation for the execution of our business strategy:

Leading market position. We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. This leading market position provides us with key competitive advantages, including economies of scale, wider sales and marketing coverage and a broad product offering of business, printing and publishing and converting and specialty paper grades.

Efficient and cost-competitive assets. Our wide network of world-class assets allows us to be a low-cost producer of high volume papers and an efficient producer of value-added specialty papers. Our five largest mills focus on the production of high volume copy and offset papers while production at our other mills focuses on value-added paper products where quality, flexibility and service are key factors. Most of our paper is produced at mills with integrated pulp production and cogeneration facilities, reducing their exposure to price volatility for purchased pulp and energy.

Proximity to customers. We have a broad manufacturing footprint supported by a network of converting and distribution operations located across North America. This proximity to customers provides opportunities for direct and enhanced customer service and minimizes freight distances, response time and delivery cost. These constitute key competitive advantages, particularly in the high volume copy and offset paper grades market segment. Customer proximity also allows for just-in-time delivery of high demand paper products in less than 48 hours to most major North American markets.

Strong franchise with attractive service solutions. We sell paper to multiple market segments through a variety of channels, including paper merchants, converters, retail companies and publishers throughout North America. In addition, we maintain a strong market presence through our ownership of the Domtar Distribution Group. We will continue to build on those positions by maximizing our strengths with centralized planning capability and supply-chain management solutions.

High quality products with strong brand recognition. We enjoy a strong reputation for producing high quality paper products and market some of the most recognized and preferred papers in North America, including a wide range of business and commercial printing paper brands, such as Cougar®, Lynx® Opaque, Husky® Offset, First Choice®, and Domtar EarthChoice® Office Paper, part of a family of environmentally and socially responsible paper.

Experienced management team. Our management team has significant experience and a record of success in the pulp and paper industry. We believe our employees’ expertise and know-how not only support the management team but help create operational efficiencies and enable us to deliver improved profitability from our manufacturing operations.

OUR STRATEGIC INITIATIVES AND FINANCIAL PRIORITIES

We strive to be recognized as the supplier of choice of branded and private branded paper products for consumer channels, stationers, merchants, printers and converters in North America. To achieve this goal and to generate cash flow and create shareholder value, we have established the following business strategies:

Build customer loyalty and balance our production with our customer demand. We are building on the successful relationships that we have developed with key customers to support their businesses and to provide inventory reduction solutions through just-in-time delivery for the most-demanded products. We believe that we are a supplier of choice for customers who seek competitively-priced paper products and services.

Continue to grow our line of environmentally and ethically responsible papers. We believe we are delivering improved service to customers through a broad range of product offerings and greater access to volume. We believe the development of EarthChoice®, our line of environmentally and socially responsible paper, is providing a platform upon which to expand our offerings to customers. The EarthChoice® line of papers, a product line supported by leading environmental groups, offers customers solutions and peace of mind through the use of a combination of Forest Stewardship Council (FSC) virgin fiber and recycled fiber. FSC is the certification recognized by environmental groups as the most stringent and is third-party audited.

Focus on generating free cash flow and maintaining financial discipline. We believe efficiently operated assets and carefully managed manufacturing costs are key to creating shareholder value. To generate free cash flow, we are focused on assigning our capital expenditures effectively and minimizing working capital requirements by reducing discretionary spending, reviewing procurement costs and pursuing the balancing of production and inventory control.

Operate in a sustainable way. Customers and end-users as well as all stakeholders in communities where we operate seek assurances from the pulp and paper industry that resources are managed in a sustainable manner. We strive to provide these assurances by certifying our forest, manufacturing and distribution operations and we intend to subscribe to internationally recognized environmental management systems, namely ISO 14001.

OUR COMPETITION

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers.

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In order to gain market share in uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We seek product differentiation through an extensive offering of high quality FSC-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet and uncoated groundwood, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products or shifts from one type of paper to another. All of our pulp and paper manufacturing facilities are located in the United States or in Canada where we sell 88% of our products. The five largest manufacturers of uncoated freesheet papers in North America represent approximately 80% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet papers, ten of which have an annual production capacity of over 1 million tons. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, including the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The market pulp we sell is either hardwood or softwood and, to a lesser extent, fluff pulp. The pulp market is highly fragmented with many manufacturers competing worldwide, some of whom have lower operating costs than we do. Competition is primarily on the basis of access to low-cost wood fiber, product quality and prices. The pulp we sell is primarily slow growth northern bleached hardwood and softwood kraft, and we produce specialty engineered pulp grades with a pre-determined mix of wood species. Our pulps are sold to a combination of “paper grade” customers who make printing and writing grades, and “non-paper grade” customers who make a variety of products for specialty paper, packaging, tissue and industrial applications. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the United States or in Canada, and we sell 63% of our pulp to other countries.

In Wood, we sell primarily kiln-dried softwood lumber and other value added products. Our competitors include other major lumber producers, most of which are located in Eastern Canada. Competition is primarily on the basis of access to low-cost fiber, service and prices. All of our lumber production capacity is located in Canada, and we sell 47% of our wood products to the United States. As a result, we have exposure to currency fluctuations and are potentially subject to softwood lumber export taxes and duties.

OUR EMPLOYEES

We have over 10,000 employees, of which approximately 62% are employed in the United States and 38% in Canada. Approximately 60% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis, which will expire between 2010 and 2015.

In 2008, we signed a four year umbrella agreement with the United Steelworkers Union, affecting approximately 4,000 employees at our U.S. locations. This agreement only covers certain economic elements, and all other contract issues will be negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements.

OUR APPROACH TO SUSTAINABILITY

We adopted our Statement on Sustainable Growth to govern our pathway to sustainability, from excellence in corporate and ethical standards to product stewardship. Consistently with our Statement, we define our actions under our Code of Ethics, policies addressing health and safety, environment, forestry fiber procurement and others.

OUR ENVIRONMENTAL CHALLENGES

Our business is subject to a wide range of general and industry-specific laws and regulations in the United States and Canada relating to the protection of the environment, including those governing harvesting, air emissions, greenhouse gases and climate change, waste water discharges, the storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations and health and safety matters. Compliance with these laws and regulations is a significant factor in the operation of our business. We may encounter situations in which our operations fail to maintain full compliance with applicable environmental requirements, possibly leading to civil or criminal fines, penalties or enforcement actions, including those that could result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures at substantial costs, such as the installation of additional pollution control equipment or other remedial actions.

Compliance with U.S. federal, state and local and Canadian federal and provincial environmental laws and regulations involves capital expenditures as well as additional operating costs. For example, the United States Environmental Protection Agency has promulgated regulations dealing with air emissions from pulp and paper mills, including regulations on hazardous air pollutants that require use of maximum achievable control technology and controls for pollutants that contribute to smog and haze. Additional information regarding environmental matters is included in Item 3, Legal Proceedings, under the caption “Climate change regulation” and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, under the section of Critical accounting policies, caption “Environmental matters and other asset retirement obligations.”

OUR INTELLECTUAL PROPERTY

Many of our brand name paper products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque, Husky® Offset, First Choice® and Domtar EarthChoice®. These brand names and trademarks are important to the business. Our numerous trademarks have been registered in the United States and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

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

OUR EXECUTIVE OFFICERS

John D. Williams, age 55, has been president, chief executive officer and a director of the Company since January 1, 2009. Previously, Mr. Williams served as president of SCA Packaging Europe between 2005 and 2008. Prior to assuming his leadership position with SCA Packaging Europe, Mr. Williams held increasingly senior management and operational roles in the packaging business and related industries.

Melissa Anderson, age 45, is the senior vice-president, human resources of the Company. Ms. Anderson joined Domtar in January 2010. Previously, she was senior vice-president, human resources and government relations, at The Pantry, Inc., an independently operated convenience store chain in the southeastern United States. Prior to this, she held senior management positions with International Business Machine (“IBM”) over the span of 17 years.

Daniel Buron, age 46, is the senior vice-president and chief financial officer of the Company. Mr. Buron was senior vice-president and chief financial officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004 he was vice-president, finance, pulp and paper sales division and, prior to September 2002, he was vice-president and controller. He has over 21 years of experience in finance.

Michael Edwards, age 62, is the senior vice-president, pulp and paper manufacturing of the Company. Mr. Edwards was vice-president, fine paper manufacturing of Weyerhaeuser since 2002. Since joining Weyerhaeuser in 1994, he has held various management positions in the pulp and paper operations. Prior to Weyerhaeuser, Mr. Edwards worked at Domtar Inc. for 11 years. His career in the pulp and paper industry spans over 46 years.

Zygmunt Jablonski, age 56, is the senior vice-president, law and corporate affairs of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years – most recently, as executive vice-president, general counsel and secretary. From 1985 to 1994, he practiced law in Washington, DC.

Mark Ushpol, age 46, is the senior vice-president, distribution of the Company. Mr. Ushpol joined Domtar in January 2010. Previously, he was sales and marketing director of Mondi Europe & International Uncoated Fine Paper, where he was in charge of global uncoated fine paper sales. He has over 20 years experience in senior marketing and sales management with the last 13 years in the pulp and paper sector. Prior to that, he was involved in the plastics industry in South Africa for 8 years.

Patrick Loulou, age 41, is the senior vice-president, corporate development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector as well as in management consulting. He has over 11 years experience in corporate strategy and business development.

Jean-François Mérette, age 43, is the senior vice-president, forest products of the Company. Mr. Mérette was the vice-president, sawmills since he joined Domtar Inc. in 2005. Previously, he held various management positions with a major forest products company. His career in the forest products industry spans over 18 years.

Richard L. Thomas, age 56, is the senior vice-president, sales and marketing of the Company. Mr. Thomas was vice-president of fine papers of Weyerhaeuser since 2005. Prior to 2005, he was vice-president, business papers of Weyerhaeuser. Mr. Thomas joined Weyerhaeuser in 2002 when Willamette Industries, Inc. was acquired by Weyerhaeuser. At Willamette, he held various management positions in operations since joining in 1992. Previously, he was with Champion International Corporation for 12 years.

FORWARD-LOOKING STATEMENTS

The information included in this Annual Report on Form 10-K may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products, which may be tied to the relative strength of various U.S. and/or Canadian business segments;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors,” in item 1A of this Annual Report on Form 10-K.

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

RISKS RELATING TO THE INDUSTRIES AND BUSINESSES OF THE COMPANY

The pulp, paper and wood product industries are highly cyclical. Fluctuations in the prices of and the demand for the Company’s products could result in lower sales volumes and smaller profit margins.

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

The overall levels of demand for the products the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, as well as competition from electronic substitution. See—“Conditions in the global capital and credit markets, and the economy generally, can adversely affect the Company business, results of operations and financial position” and “Some of the Company’s products are vulnerable to long-term declines in demand due to competing technologies or materials.” For example, demand for cut-size office paper may fluctuate with levels of white-collar employment. Demand for many such products was negatively impacted by the global economic downturn in 2009.

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

As a result, prices for all of the Company’s products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under “Restructuring activities.” Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control, as described below. If the prices of or demand for its products decline, or if its wood fiber, chemical or energy costs increase, or both, its sales and profitability could be materially and adversely affected.

Conditions in the global capital and credit markets, and the economy generally, can adversely affect the Company business, results of operations and financial position.

A significant or prolonged downturn in general economic condition may affect the Company’s sales and profitability. The Company has exposure to counterparties with which we routinely execute transactions. Such counterparties include commercial banks, insurance companies and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. While the Company has not realized any significant losses to date, a bankruptcy or illiquidity event by one of its significant counterparties may materially and adversely affect the Company access to capital, future business and results of operations.

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

The Company competes with both U.S. and Canadian producers and, for many of its product lines, global producers, some of which may have greater financial resources and lower production costs than the Company. The principal basis for competition is selling price. The Company’s ability to maintain satisfactory margins depends in large part on its ability to control its costs. The Company cannot provide assurance that it will compete effectively and maintain current levels of sales and profitability. If the Company cannot compete effectively, such failure will have a material adverse effect on its business and results of operations.

The Company’s manufacturing businesses may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company, comprising approximately 24% of the total cost of sales during 2009. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

The Company currently obtains its wood fiber requirements in part by harvesting timber pursuant to its forest licenses and forest management agreements and in part by purchasing wood fiber from third parties. If the Company’s cutting rights, pursuant to its forest licenses or forest management agreements are reduced, or any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to the Company, its financial condition or results of operations could be materially and adversely affected.

An increase in the cost of the Company’s purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing its margins.

The Company’s operations consume substantial amounts of energy such as electricity, natural gas, fuel oil, coal and hog fuel. Energy comprised approximately 8% of the total cost of sales in 2009. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years. As a result, fluctuations in energy prices will impact the Company’s manufacturing costs and contribute to earnings volatility. While the Company purchases substantial portions of its energy under supply contracts, most of these contracts are based on market pricing.

Other raw materials the Company uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate and sodium hydroxide, sulfuric acid, dyes, peroxide, methanol and aluminum sulfate. Purchases of chemicals comprised approximately 12% of the total cost of sales in 2009. The costs of these chemicals have been volatile historically, and they are influenced by capacity utilization, energy prices and other factors beyond the Company’s control.

Due to the commodity nature of the Company’s products, the relationship between industry supply and demand for these products, rather than solely changes in the cost of raw materials, will determine the Company’s ability to increase prices. Consequently, the Company may be unable to pass on increases in its operating costs to its customers. Any sustained increase in chemical or energy prices without any corresponding increase in product pricing would reduce the Company’s operating margins and may have a material adverse effect on its business and results of operations.

The Company could experience disruptions in operations and/or increased labor costs due to labor disputes or restructuring activities.

Employees at 39 of the Company’s facilities, a majority of the Company’s 10,000 employees, are represented by unions through collective bargaining agreements, generally on a facility-by-facility basis, which will expire between 2010 and 2015. Currently, 13 collective bargaining agreements are up for renegotiation of which only three are currently under negotiation. The Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and financial condition.

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

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, we decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held on February 16 to 18, 2010, and the parties are awaiting the arbitrator’s decision. The Company cannot be certain that it will not incur a liability, which could be in excess of $20 million.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 8% of the Company’s sales in 2009. A loss of any of these significant customers could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer represented approximately 8% of the Company’s sales in 2009. A significant reduction in sales to any of the Company’s key customers, which could be due to factors outside its control, such as purchasing diversification or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations.

A material disruption at one or more of the Company’s manufacturing facilities could prevent it from meeting customer demand, reduce its sales and/or negatively impact its net income.

Any of the Company’s pulp or paper manufacturing facilities, or any of its machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	chemical spill or release;

•	explosion of a boiler;

•	the effect of a drought or reduced rainfall on its water supply;

•	labor difficulties;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	adverse weather, fires, floods, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism; or

•	other operational problems, including those resulting from the risks described in this section.

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

The Company’s indebtedness, which is approximately $1.7 billion as of December 31, 2009, could adversely affect its financial condition and impair its ability to operate its business.

As of December 31, 2009, the Company had approximately $1.7 billion of outstanding indebtedness, including $336 million of indebtedness under its senior secured credit facilities, $23 million of capital leases and $1.4 billion of unsecured notes.

The Company’s degree of indebtedness could have important consequences to the Company’s financial condition, operating results and business, including the following:

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

In addition, the Company is subject to agreements that require meeting and maintaining certain financial ratios and tests. A significant or prolonged downturn in general business and economic conditions may affect the Company’s ability to comply with these covenants or meet those financial ratios and tests and could require the Company to take action to reduce its debt or to act in a manner contrary to its current business objectives.

A breach of any of the senior secured credit facility or long-term note indenture covenants may result in an event of default under those agreements. This may allow the counterparties to those agreements to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, the Company may not be able to refinance the indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require that it regularly incur capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2009, the Company’s total capital expenditures were $106 million (2008—$163 million).

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

Despite current indebtedness levels, the Company and its subsidiaries may incur substantially more debt. This could further exacerbate the risks associated with its leverage.

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the senior secured credit facility contain restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. For example, as of December 31, 2009, the Company had $6 million outstanding as overdraft recorded in Bank indebtedness under the revolving credit facility and had outstanding letters of credit amounting to $53 million under this credit facility, resulting in $691 million of availability for future drawings under this credit facility. Other new borrowings could also be incurred by Domtar Corporation or its subsidiaries. If the Company incurs additional debt, the risks associated with its leverage would increase.

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Domtar Corporation notes and service its other debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

The Company has considerable debt service obligations. The Company’s ability to make payments on and refinance its debt, including the Domtar Corporation notes and amounts borrowed under its senior secured credit facility and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

The Company’s business may not generate sufficient cash flow from operations and future borrowings may not be available to the Company under its senior secured credit facility or otherwise in amounts sufficient to enable the Company to service its indebtedness, including the Domtar Corporation notes, and borrowings under its senior secured credit facilities or to fund its other liquidity needs. If the Company cannot service its debt, the Company will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seeking additional equity capital. Any of these remedies may not be effected on commercially reasonable terms, or at all, and may impede the implementation of its business strategy. Furthermore, the senior secured credit facility may restrict the Company from adopting any of these alternatives. Because of these and other factors that may be beyond its control, the Company may be unable to service its indebtedness.

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

Exchange rate fluctuations are beyond the Company’s control. From 2003 to 2009, the Canadian dollar had appreciated over 50% relative to the U.S. dollar. In 2009, when compared to 2008, the Canadian dollar increased in value by approximately 17% relative to the U.S. dollar. The level of the Canadian dollar can have a material adverse effect on the sales and profitability of the Canadian operations.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2009, the Company’s defined benefit plans had a surplus of $32 million on certain plans and a deficit of $112 million on others on an ongoing basis.

The Company’s future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2009, the Company’s Canadian defined benefit pension plans held assets with a fair value of $1,211 million (CDN$1,267 million), including a fair value of $205 million

(CDN$214 million) of asset backed commercial paper (“ABCP”). Most of the ABCP investments were subject to restructuring (under the court order governing the Montreal Accord that was completed in January 2009) while the remainder are in conduits restructured outside the Montreal Accord or subject to litigation between the sponsor and the credit counterparty.

At December 31, 2009, the Company determined that the fair value of these ABCP investments was $205 million (CDN$214 million) (2008—$198 million (CDN$242 million)). Possible changes that could have a material effect on the future value of the ABCP include (1) changes in the value of the underlying assets and the related derivatives transaction, (2) developments related to the liquidity of the ABCP market, and (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits.

The Company does not expect any potential short term liquidity issues to affect the pension funds since pension fund obligations are primarily long-term in nature. Losses in pension fund investments, if any, would result in future increased contributions by the Company or its Canadian subsidiaries. Additional contributions to these pension funds would be required to be paid over 5 year or 10 year periods, depending upon the applicable provincial requirement for funding solvency deficits. Losses, if any, would also impact operating results over a longer period of time and immediately increase liabilities and reduce equity.

The Company may be required to pay significant lumber export taxes and/or countervailing and antidumping duties.

The Company may experience reduced revenues and margins on its softwood lumber business as a result of lumber export taxes and/or countervailing and antidumping duty applications. In April 2001, the Coalition for Fair Lumber Imports (“Coalition”) filed two petitions with the U.S. Department of Commerce (“Department”) and the International Trade Commission (“ITC”) claiming that production of softwood lumber in Canada was being subsidized by Canada and that imports from Canada were being “dumped” into the U.S. market (sold at less than fair value). The Coalition asked that countervailing duty (“CVD”) and antidumping (“AD”) tariffs be imposed on softwood lumber imported from Canada, commencing in 2002.

In 2006, the Canadian and U.S. governments reached a final settlement to this long-standing dispute, the Softwood Lumber Agreement (“SLA”). The provisions of the SLA included repayment of approximately 81% of the CVD and AD deposits, imposition of export measures in Canada and measures to address long-term policy reform. Under the SLA, Canadian softwood lumber exporters pay an export tax when the price of lumber is at or below a threshold price. Under present market conditions, the Company’s softwood lumber exports are subject to a 5% export charge plus a market restriction on access managed by a quota system.

In February 2009, a tribunal operating under the auspices of the London Court of International Arbitration (“LCIA”) issued its decision on a remedy in the softwood lumber arbitration in which Canada was found to have breached the 2006 SLA between the United States and Canada by failing to calculate quotas properly during the first six months of 2007. The LCIA tribunal determined that, as appropriate adjustment to compensate for its breach, Canada must collect an additional 10% ad valorem export charge on softwood lumber shipments from four Canadian provinces (Ontario, Quebec, Manitoba and Saskatchewan) until $55 million has been collected. Starting in April 2009, the United States imposed tariffs on softwood lumber from four Canadian provinces due to Canada’s failure to comply with the SLA. On September 26, 2009, the tribunal ordered Canada to impose a 10% ad valorem export charge on softwood lumber exports to the United States from the four provinces. Canada has indicated its intention to comply with this ruling. Once Canada has imposed a 10% export tax, the United States is expected to cease collecting its 10% import duty, with the result that the affected exports from Canada will continue to be subject to a 10% charge, as has been in effect since April 2009.

The Company experienced and may continue to experience reduced revenues and margins in the softwood lumber business as a result of the application of the SLA and the potential imposition of CVD and AD tariffs. The SLA, or the potential imposition of CVD and AD tariffs, could have a material adverse effect on the

Company’s business, financial results and financial condition, including, but not limited to, facility closures or impairment of assets.

The Company could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations. It could also incur costs as a result of asbestos-related personal injury litigation.

The Company is subject, in both the United States and Canada, to a wide range of general and industry-specific laws and regulations relating to the protection of the environment and natural resources, including those governing air emissions, greenhouse gases and climate change, wastewater discharges, harvesting, silvicultural activities, the storage, management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat, and health and safety matters. In particular, the pulp and paper industry in the United States is subject to the United States Environmental Protection Agency’s (“EPA”) Cluster Rule and was until recently subject to the EPA’s Boiler MACT Rule (the Boiler MACT Rule has been vacated, however, alternative U.S. federal and state regulations are being discussed) that further regulate effluent and air emissions. These laws and regulations require the Company to obtain authorizations from and comply with the requirements of the appropriate governmental authorities, which have considerable discretion over the terms and timing of permits.

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred approximately $71 million of operating expenses and $2 million of capital expenditures in connection with environmental compliance and remediation for 2009. As of December 31, 2009, the Company had a provision of $111 million for environmental expenditures, including certain asset retirement obligations (such as for land fill capping and asbestos removal) ($99 million as of December 31, 2008). The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. The Province of Saskatchewan may require active decommissioning and reclamation at the facility. In the event decommissioning and reclamation is required at the facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts. The Company has a reserve for the estimated required environmental remediation at the site.

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or interpretation thereof, might require significant expenditures. For example, changes in climate change regulation—See Item 3, Legal Proceedings, under the caption “Climate change regulation.”

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

The Company relies on patent, trademark, and other intellectual property laws of the United States and other countries to protect its intellectual property rights. However, the Company may be unable to prevent third parties from using its intellectual property without its authorization, which may reduce any competitive advantage it has developed. If the Company had to litigate to protect these rights, any proceedings could be costly, and it may not prevail. The Company cannot guarantee that any United States or foreign patents, issued or pending, will provide it with any competitive advantage or will not be challenged by third parties. Additionally, the Company has obtained and applied for United States and foreign trademark registrations, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of its pending patent or trademark applications will be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. The failure to secure any pending patent or trademark applications may limit the Company’s ability to protect the intellectual property rights that these applications were intended to cover.

A third party has demanded an increase in consideration from Domtar Inc. under an existing contract.

In July 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement relating to this acquisition includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $115 million (CDN$120 million). This amount gradually declines over a 25-year period and at March 7, 2007, the closing date of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., the maximum amount of the purchase price adjustment was approximately $105 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $105 million (CDN$110 million) as a result of the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with

Domtar Inc. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the province of Ontario, Canada, claiming that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. triggered the purchase price adjustment and sought a purchase price adjustment of $105 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in its defense of such claims, and if it is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Forestlands

We optimize 31 million acres of forestland directly licensed or owned in Canada and the United States through efficient management and the application of certified sustainable forest management practices such that a continuous supply of wood is available for future needs.

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

Plymouth, North Carolina

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

Cerritos, California

Hayward, California

Riverside, California

Denver, Colorado

Jacksonville, Florida

Lakeland, Florida

Miami, Florida

Duluth, Georgia

Boise, Idaho

Addison, Illinois

East Peoria, Illinois

Evansville, Indiana

Fort Wayne, Indiana

Indianapolis, Indiana

Kansas City, Kansas

Lexington, Kentucky

Louisville, Kentucky

Harahan, Louisiana

Boston, Massachusetts

Wayland, Michigan

Wayne, Michigan

Minneapolis, Minnesota

Jackson, Mississippi

St. Louis, Missouri

Omaha, Nebraska

Hoboken, New Jersey

Albuquerque, New Mexico

Buffalo, New York

Syracuse, New York

Charlotte, North Carolina

Cincinnati, Ohio

Plain City, Ohio

Oklahoma City, Oklahoma

Tulsa, Oklahoma

Langhorne, Pennsylvania

Pittsburgh, Pennsylvania

Rock Hill, South Carolina

Chattanooga, Tennessee

Knoxville, Tennessee

Memphis, Tennessee

Nashville, Tennessee

DFW Airport, Texas

El Paso, Texas

Garland, Texas

Houston, Texas

San Antonio, Texas

Salt Lake City, Utah

Richmond, Virginia

Kent, Washington

Vancouver, Washington

Milwaukee, Wisconsin

Enterprise Group*—Canada:

Calgary, Alberta

Montreal, Quebec

Toronto, Ontario

Vancouver, British Columbia

Regional Replenishment Centers (RRC)—United States:

Charlotte, North Carolina

Chicago, Illinois

Dallas, Texas

Jacksonville, Florida

Langhorne, Pennsylvania

Los Angeles, California

Vancouver, Washington

Regional Replenishment Centers (RRC)—Canada:

Richmond, Quebec

Toronto, Ontario

Winnipeg, Manitoba

Pulp sales office—International

Hong Kong, China

Paper Merchants

Head Office:

Covington, Kentucky

RIS Paper—Eastern Region:

Albany, New York

Boston, Massachusetts

Harrisburg, Pennsylvania

Hartford, Connecticut

Lancaster, Pennsylvania

New York, New York

Philadelphia, Pennsylvania

Southport, Connecticut

Washington, DC / Baltimore, Maryland

RIS Paper—MidWest Region:

Buffalo, New York

Covington, Kentucky

Cincinnati, Ohio

Cincinnati, Ohio (I.T.)

Cleveland, Ohio

Columbus, Ohio

Uniontown, Ohio

Dayton, Ohio

Dallas/Fort Worth, Texas

Fort Wayne, Indiana

Indianapolis, Indiana

Buntin Reid—Canada:

London, Ontario

Ottawa, Ontario

Toronto, Ontario

JBR / La Maison du Papier—Canada:

Montreal, Quebec

Quebec City, Quebec

The Paper House—Canada:

Halifax, Nova Scotia

Mount Pearl, Newfoundland

Wood

Ear Falls, Ontario

Gogama, Ontario

Nairn Centre, Ontario

Matagami, Quebec

Ste-Marie, Quebec

Sullivan, Quebec

Timmins, Ontario

Val d’Or, Quebec

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

Prince Albert facility

The pulp and paper mill in Prince Albert was closed in the first quarter of 2009 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. The Company cannot be certain that it will not incur a liability, which could be in excess of $20 million. Arbitration in this matter was held on February 16 to 18, 2010, and the parties are awaiting the arbitrator’s decision.

Acquisition of E.B. Eddy Limited and E.B. Eddy Paper, Inc.

In July 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement relating to this acquisition includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $115 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the closing date of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., the maximum amount of the purchase price adjustment was approximately $105 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $105 million (CDN$110 million) as a result of the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., triggered the purchase price adjustment and sought a purchase price adjustment of $105 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Asbestos claims

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

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. The Province of Saskatchewan may require active decommissioning and reclamation at the facility. In the event decommissioning and reclamation is required at the facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts. The Company has a reserve for the estimated required environmental remediation at the site.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement (the “Settlement Agreement”) which provided that, while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims and such claims cannot be reasonably determined at this time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The government of British Columbia issued on February 16, 2010 a Remediation Order to Seaspan and Domtar Inc. in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order may be appealed within 30 days from the date of this Order but there is no suspension in the executions of this Order unless the Appeal Board orders otherwise. The Company is currently reviewing its options in this respect. The Company has recorded an environmental reserve to address estimated exposure.

At December 31, 2009, the Company had a provision of $111 million for environmental matters and other asset retirement obligations ($99 million in 2008). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Climate change regulation

Since 1997, when an international conference on global warming concluded an agreement known as the Kyoto Protocol, which called for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas (“GHG”) concentrations, various international, national and local laws have been proposed or implemented focusing on reducing GHG emissions. These actual or proposed laws do or may apply in the countries where the Company currently has, or may have in the future, manufacturing facilities or investments.

In the United States, the U.S. Congress is considering legislation to reduce emissions of GHGs. In June 2009, the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009, a cap-and-trade bill designed to reduce GHG emissions. In September 2009 the Clean Energy Jobs and American Power Act was introduced in the U.S. Senate. In December 2009, the Carbon Limits and Energy for America’s Recovery (CLEAR) Act was also introduced in the U.S. Senate. In addition, several states are already requiring the reduction of GHG emissions by certain companies and public utilities, primarily through the planned development of GHG emission inventories and/or state GHG cap-and-trade programs. In addition, the U.S. Environmental Protection Agency (“EPA”) is beginning to regulate GHG emissions. The U.S. Supreme Court ruled in April 2007 in Massachusetts et al. v. EPA, that GHGs fall under the federal Clean Air Act’s definition of “air pollutant.” In December 2009, the EPA issued its “endangerment findings” which found that GHGs endanger public health and welfare. The finding itself does not impose any requirement on our industry but is a pre-requisite for EPA to regulate GHG emissions. Passage of climate control legislation or other regulatory initiatives by Congress or various U.S. States, or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of GHGs in areas in which the Company conducts business may have a material effect on our operations. The Company expects not to be disproportionately affected by these measures compared with other pulp and paper operations in the United States. There are presently no federal or provincial legislative or regulatory obligations to reduce GHG for our pulp and paper operations in Canada.

While it is likely that there will be increased regulation relating to GHG and climate change, at this stage it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS.” The following table sets forth the price ranges of our common stock during 2009 and 2008 on the New York Stock Exchange and the Toronto Stock Exchange. Effective June 10, 2009 at 6:01 p.m. (ET), the Company effected a reverse stock split of Domtar’s outstanding shares, at a split ratio of 1-for-12. Shareholder approval for the reverse stock split was obtained at the Annual General Meeting held on May 29, 2009. Price ranges for both 2008 and 2009 were adjusted to reflect the reverse stock split.

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2009 Quarter
First	25.56	6.12	11.40	30.84	7.80	14.16
Second	23.28	10.56	16.58	27.72	13.20	19.30
Third	42.00	13.91	35.22	44.93	15.60	37.86
Fourth	59.10	35.41	55.41	62.07	38.29	58.21

Year	59.10	6.12	55.41	62.07	7.80	58.21

2008 Quarter
First	98.76	71.28	81.96	99.84	71.76	84.36
Second	89.40	60.24	65.40	91.08	60.96	66.24
Third	78.36	52.08	55.20	83.28	52.08	59.88
Fourth	57.24	12.12	20.04	60.60	15.60	24.84

Year	98.76	12.12	20.04	99.84	15.60	24.84

HOLDERS

At December 31, 2009, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 10,047 and the number of shareholders of record (registered and non-registered) of Domtar (Canada) Paper Inc. exchangeable shares was approximately 11,734.

DIVIDENDS

During 2009, the Company did not pay dividends and did not buy back any of its common stock.

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on March 7, 2007 with a $100 investment in an equally-weighted portfolio of a peer group(1), a $100 investment in the S&P 500 Index and a $100 investment in the S&P 500 Materials Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

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

AbitibiBowater Inc. and Smurfit-Stone are traded on the Pink OTC Markets effective April 16, 2009 and February 4, 2009, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected historical financial data of the Company for the periods and as of the dates indicated. The selected financial data as of December 25, 2005, December 31, 2006, December 30, 2007, December 31, 2008 and December 31, 2009 and for the fiscal years ended December 25, 2005, December 31, 2006, December 30, 2007, December 31, 2008 and December 31, 2009 have been derived from the audited financial statements of Domtar Corporation for 2009, 2008 and 2007, and the Weyerhaeuser Fine Paper Business for 2006 and 2005. The fiscal years of 2005, 2006 and 2007 ended on the last Sunday of the calendar year. Starting in 2008, the fiscal year was based on the calendar year and ends December 31. Fiscal year 2009 and 2008 consisted of 52 weeks and one day and 52 weeks and three days, respectively, and all other fiscal years presented consisted of 52 weeks, except for fiscal 2006, which consisted of 53 weeks. The additional one day in 2009 and three days in 2008 had no significant impact on our results of operations when compared to other fiscal years presented.

The Company acquired Domtar Inc. as of March 7, 2007. Accordingly, the results of operations for Domtar Inc. are reflected in the financial statements only as of and for the period after that date. Prior to March 7, 2007, the financial statements of the Company reflect only the results of operations of the Weyerhaeuser Fine Paper Business. The following table should be read in conjunction with Items 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2009	December 31, 2008	December 30, 2007	December 31, 2006	December 25, 2005
	(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$5,465	$6,394	$5,947	$3,306	$3,267
Closure and restructuring costs and, impairment and write-down of goodwill, property, plant and equipment and intangible assets	125	751	110	764	538
Depreciation and amortization	405	463	471	311	357
Operating income (loss)	615	(437)	270	(556)	(578)
Net earnings (loss)	310	(573)	70	(609)	(478)
Net earnings (loss) per share—basic	$7.21	($13.33)	$1.77	($25.70)	($20.17)
Net earnings (loss) per share—diluted	$7.18	($13.33)	$1.76	($25.70)	($20.17)

Balance Sheet Data:
Cash and cash equivalents	$324	$16	$71	$1	$1
Net property, plant and equipment	4,129	4,301	5,362	3,065	3,270
Total assets	6,519	6,104	7,726	3,998	4,970
Long-term debt	1,701	2,110	2,213	32	24
Total shareholders’ equity	2,662	2,143	3,197	2,915	3,773

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s audited consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the fifty-two week periods ended December 31, 2009, December 31, 2008 and December 30, 2007. The fifty-two week periods are also referred to as 2009, 2008 and 2007. Starting in 2008, the fiscal year is based on the calendar year and ends December 31.

EXECUTIVE SUMMARY

In 2009, we reported operating income of $615 million, an increase of $1,052 million compared to operating loss of $437 million in 2008. The increase was primarily attributable to the $498 million in alternative fuel tax credits recorded in 2009, partially offset by an aggregate $62 million charge in 2009 attributable to the impairment and write-down of property, plant and equipment compared to an aggregate $708 million charge for the impairment and write-down of goodwill, property, plant and equipment and intangible assets recorded in 2008. Our 2009 results were negatively impacted by the decrease in our paper business, which experienced a 15% decrease in shipments in 2009 compared to 2008. Our strategy of maintaining our production levels in line with our customer demand has resulted in taking lack-of-order downtime and machine slowdowns of 467,000 tons of paper and 261,000 metric tons of pulp in 2009 compared to 234,000 tons of paper and 100,000 metric tons of pulp in 2008. In 2009, we had lower average selling prices on all our products, as well as lower shipments of our wood products and higher closure and restructuring costs. These factors were partially offset by lower freight costs, lower costs related to maintenance, the favorable impact of a weaker Canadian dollar (net of our hedging program), the realization of savings stemming from restructuring activities as well as lower costs related to synergies and integration. The cost of raw materials including wood fiber, energy and chemicals was lower for our Papers segment in 2009 when compared to 2008, and we saw an improvement in our pulp shipments, which experienced a 12% volume increase compared to 2008. Other items impacting comparability of 2009 and 2008 results include the 2009 gains on sale of property, plant and equipment of $7 million compared to 2008 during which we recorded a reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract and a gain of $6 million related to the sale of certain trademarks.

These and other factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis.

We expect that increased economic activity will partially offset the secular decline in paper demand in 2010 and that pulp demand will remain strong in the short-term. We should also benefit from the recently announced price increases in the upcoming quarters. The economic recovery has been slow and patchy and we will continue to manage our business conservatively. Due to the seasonality of the business and the impact of the price increases being implemented, we expect to make working capital investments in the first quarter of 2010.

Restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand. The decline in demand for paper in 2009 accelerated beyond our original expectations as a result of the sharp decline in economic activity earlier in 2009. Accordingly, in 2009 we continued to repurpose facilities.

In February 2009, we announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, effective at the end of February 2009. This measure resulted in the permanent curtailment of approximately 293,000 tons of paper production capacity per year and affected approximately 185 employees. In October 2009, we announced that we will convert our Plymouth pulp and paper mill to 100% fluff pulp production. This conversion will require approximately $74 million of investment. Our annual fluff pulp making capacity will increase to 444,000 metric tons. The mill conversion, which is expected to be completed in the fourth quarter of 2010, will also result in the permanent shut down of Plymouth’s remaining paper machine with a annual production capacity of 199,000 tons. The mill conversion will help preserve approximately 360 positions. In connection with this announcement, we recognized $13 million of accelerated depreciation in the fourth quarter of 2009, and we expect to record a further $39 million of accelerated depreciation over the first nine months of 2010 in relation to the assets that will cease productive use in October 2010. The assets of this facility have been tested for impairment, and no additional impairment charge was required.

In April 2009, we announced that we would idle our Dryden pulp facility for approximately ten weeks, effective April 25, 2009. This decision was taken in response to continued weak global demand at that time for pulp and the need to manage inventory levels. In addition, we also idled our Ear Falls sawmill for approximately seven weeks, effective April 10, 2009, as this sawmill is a supplier of chips to our Dryden pulp mill. These temporary measures affected approximately 500 employees at the pulp mill, sawmill and related forestland operations. Our Dryden pulp mill has an annual softwood pulp production capacity of 319,000 metric tons. The Ear Falls sawmill has an annual production capacity of 190 MFBM. Our Dryden pulp mill restarted its pulp production in July 2009. Our Ear Falls sawmill restarted its operations in August 2009, but we decided to indefinitely idle the sawmill again, effective in the fourth quarter of 2009.

In December 2008, we announced the permanent closure of our Lebel-sur-Quévillon pulp mill. Operations at our Lebel-sur-Quévillon pulp mill had been indefinitely idled in November 2005 due to unfavorable economic conditions. As of November 2005, our Lebel-sur-Quévillon pulp mill had an annual production capacity of approximately 300,000 metric tons and employed approximately 425 employees. In addition, we announced the permanent closure of our Lebel-sur-Quévillon sawmill, which had been indefinitely idled since 2006, at which time it employed approximately 140 employees.

In November 2008, we announced and closed our paper machine and converting operations at our Dryden mill. This measure resulted in the permanent curtailment of approximately 151,000 tons of paper capacity per year and affected approximately 195 employees. Our Dryden pulp production and related forestland activities will remain in operation. Dryden has one pulp line with an annual production capacity of 319,000 metric tons.

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

Although Weyerhaeuser does not have a continuing proprietary interest in Domtar Corporation, we have entered into several agreements with Weyerhaeuser and/or certain of its subsidiaries in connection with the Transaction, including a tax sharing agreement, an intellectual property licensing agreement, a transition services agreement, fiber and pulp supply agreements and site services agreements. These agreements enabled us to continue to operate the Weyerhaeuser Fine Paper Business efficiently following the completion of the Transaction. At the end of 2008, the majority of the transition services was completed and the remainder of the transition services agreement was completed in early 2009.

The following MD&A of Domtar Corporation covers periods prior to the Transaction. For accounting and financial reporting purposes, the Weyerhaeuser Fine Paper Business is considered to be the “Predecessor” to Domtar Corporation and as a result, its historical financial statements now constitute the historical financial statements of Domtar Corporation. Accordingly, the results reported for the year ended 2009 and 2008 include the results of the Successor for the entire period and those reported for 2007 include the results of operations of the Weyerhaeuser Fine Paper Business, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to December 30, 2007. These historical financial statements may not be indicative of our future performance.

ACCOUNTING FOR THE TRANSACTION

The Transaction was considered, for accounting purposes, as the acquisition of Domtar Inc. by Domtar Corporation and has been accounted for using the purchase method of accounting. Accordingly, the purchase price was based upon the estimated fair value of Domtar Corporation common stock issued in addition to acquisition costs directly related to the Transaction. Since no quoted market price existed for the shares of Domtar Corporation’s common stock, the purchase price was based on the fair value of the net assets acquired on August 23, 2006, the date on which the terms of the Transaction were agreed to and announced. The fair value of Domtar Inc. common shares of $79.56 per share used in the calculation of the purchase price was based upon the average closing price of Domtar Inc. common shares on the Toronto Stock Exchange for the five trading days beginning August 21, 2006 and ending August 25, 2006, converted at the average daily foreign exchange rate of the Bank of Canada. The number of outstanding Domtar Inc. common shares used in the calculation of the fair value was based on the same periods.

For more information on the accounting for the Transaction, refer to Note 3 of Item 8, Financial Statements and Supplementary Data of this Annual Report on Form10-K.

OUR BUSINESS

Our reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood. A description of our business is included in Part I, Item 1, Business of this Annual Report on Form 10-K.

Papers

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. In uncoated freesheet, we have 10 pulp and paper mills in operation (eight in the United States and two in Canada) with an annual paper production capacity of approximately 3.9 million tons of uncoated freesheet paper, after giving effect to the conversion of our Plymouth facility to 100% fluff pulp production in 2010. In addition, we have an annual production capacity of

238,000 tons of coated groundwood at our Columbus paper mill. Our paper manufacturing operations are supported by 15 converting and distribution operations including a network of 12 plants located offsite of our paper making operations. Also, we have forms manufacturing operations at three of the offsite converting and distribution operations and two stand-alone forms manufacturing operations.

We design, manufacture, market and distribute a wide range of fine paper products for a variety of consumers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. Approximately 81% of our paper production capacity is domestic and the remaining 19% is located in Canada. We also manufacture and sell pulp in excess of our internal requirements and we purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs. We have the capacity to sell to third parties approximately 1.9 million metric tons of pulp per year depending on market conditions, after giving effect to the conversion of our Plymouth facility to 100% fluff pulp production in 2010. Approximately 51% of our trade pulp production capacity is domestic and the remaining 49% is located in Canada.

Paper Merchants

Our Paper Merchants business consists of an extensive network of strategically located paper distribution facilities, comprising the purchasing, warehousing, sale and distribution of our various products and those of other manufacturers. These products include business and printing papers and certain industrial products. These products are sold to a wide and diverse customer base, which includes small, medium and large commercial printers, publishers, quick copy firms, catalog and retail companies and institutional entities. Our paper merchants operate in the United States and Canada under a single banner and umbrella name, the Domtar Distribution Group. Ris Paper, part of the Domtar Distribution Group, operates throughout the Northeast, Mid-Atlantic and Midwest areas from 20 locations in the United States, including 16 distribution centers serving customers across North America. In Canada, Domtar Distribution Group operates as Buntin Reid in three locations in Ontario; JBR/La Maison du Papier in two locations in Quebec; and The Paper House in two locations in Atlantic Canada.

Wood

Our Wood business comprises the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operate seven sawmills with a production capacity of approximately 890 million board feet of lumber and one remanufacturing facility. We also have investments in two companies. We seek to optimize the 31 million acres of forestland we directly license or own in Canada and the United States through efficient management and the application of certified sustainable forest management practices to help ensure that a continuous supply of wood is available for future needs.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the year ended December 31, 2009, December 31, 2008 and December 30, 2007. The year 2007 consists of the consolidated financial results of the Weyerhaeuser Fine Paper Business, on a carve-out basis, from January 1, 2007 to March 6, 2007 and of the Successor for the period from March 7, 2007 to December 30, 2007.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
FINANCIAL HIGHLIGHTS
	(In millions of dollars, unless otherwise noted)
Sales	$5,465	$6,394	$5,947
Operating income (loss)	615	(437)	270
Net earnings (loss)	310	(573)	70
Net earnings (loss) per common share (in dollars)[1]:
Basic	7.21	(13.33)	1.77
Diluted	7.18	(13.33)	1.76
Operating income (loss) per segment:
Papers	$650	$(369)	$321
Paper Merchants	7	8	13
Wood	(42)	(73)	(63)
Corporate	—	(3)	(1)

Total	$615	$(437)	$270

	At December 31, 2009	At December 31, 2008	At December 30, 2007
Total assets	$6,519	$6,104	$7,726
Total long-term debt, including current portion	$1,712	$2,128	$2,230

[1]	Refer to Note 6 of the consolidated financial statements included in Item 8, for more information on the calculation of net earnings (loss) per common share.

YEAR ENDED DECEMBER 31, 2009 VERSUS

YEAR ENDED DECEMBER 31, 2008

Sales

Sales for 2009 amounted to $5,465 million, a decrease of $929 million, or 15%, from sales of $6,394 million in 2008. The decrease in sales was mainly attributable to lower shipments for paper ($612 million), reflecting softer market demand for uncoated freesheet in our paper business, which declined approximately 15% when compared to 2008, lower average selling prices for pulp and paper ($239 million and $30 million, respectively), lower shipments for our wood products and lower average selling prices ($34 million and $15 million , respectively) as well as lower deliveries for our Paper Merchants business. These factors were partially offset by higher shipments for pulp ($117 million) reflecting an increase of 12% when compared to 2008.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $4,472 million in 2009, a decrease of $753 million, or 14%, compared to cost of sales, excluding depreciation and amortization, of $5,225 million in 2008. This decrease was mainly attributable to lower shipments for paper ($427 million), lower freight costs ($88 million), lower costs for maintenance ($86 million), the favorable impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($78 million), lower costs for raw materials, including fiber ($31 million), energy ($22 million) and chemicals ($15 million), and the realization of savings stemming from restructuring activities. These factors were partially offset by higher shipments for pulp ($128 million), higher costs related to the increase in lack-of-order downtime and machine slowbacks ($109 million) as well as higher costs for our variable compensation program. In the first quarter of 2008, we also recorded the reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract.

Depreciation and Amortization

Depreciation and amortization amounted to $405 million in 2009, a decrease of $58 million, or 13%, compared to depreciation and amortization of $463 million in 2008. This decrease is primarily due to the implementation of restructuring activities in 2008 which resulted in impairment charges and write-down of property, plant and equipment in the fourth quarter of 2008 at our Dryden facility as well as impairment charges at our Columbus paper mill and write-down of property, plant and equipment for accelerated depreciation due to the permanent closure of a paper machine in the first quarter of 2009 at our Plymouth pulp and paper. The decrease was also influenced by the favorable impact of a weaker Canadian dollar in 2009 when compared to 2008.

Selling, General and Administrative Expenses

SG&A expenses amounted to $345 million in 2009, a decrease of $55 million, or 14%, compared to SG&A expenses of $400 million in 2008. This decrease in SG&A is primarily due to integration costs in 2008 ($32 million) not recurring in 2009, the favorable impact of a weaker Canadian dollar ($13 million) as well as lower overall expenses resulting from cost reduction initiatives. These factors were partially offset by higher costs related to our variable compensation program.

Other Operating Income

Other operating income amounted to $497 million in 2009, an increase of $489 million compared to other operating income of $8 million in 2008. This increase in other operating income is primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $498 million recognized in 2009 as well as gains on sales of land recorded in 2009 ($7 million), partially offset by a gain of $6 million related to the sale of trademarks recorded in the second quarter of 2008.

Operating Income (Loss)

Operating income in 2009 amounted to $615 million, an increase of $1,052 million compared to operating loss in 2008 of $437 million, primarily due to the alternative fuel tax credits recorded in 2009, partially offset by an aggregate $62 million charge in 2009 for impairment and write-down of property, plant and equipment, compared to a $325 million charge for the impairment of goodwill and intangible assets recorded in the fourth quarter of 2008, and a $383 million charge for the impairment and write-down on property, plant and equipment in 2008. Additional information about impairment and write-down charges is included under the section “Impairment of Long-Lived assets,” under the caption “Critical Accounting Policies” of this MD&A. The increase is also attributable to the factors mentioned above. This increase was partially offset by higher closure and restructuring costs ($20 million) in 2009 when compared to 2008. The increase in closure and restructuring costs is primarily due to the aforementioned closure of one paper machine at our Plymouth pulp and paper mill in the first quarter of 2009 and the subsequent announcement in October 2009 of its conversion to 100% fluff pulp production, expected to be effective in the fourth quarter of 2010, as well as the closure of our paper machine at our Dryden pulp and paper mill effective in the fourth quarter of 2008.

Interest Expense

We incurred $125 million of interest expense in 2009, a decrease of $8 million compared to interest expense of $133 million in 2008. This decrease in interest expense is primarily due to a gain of $15 million related to the reduction of the fair value increment associated with the portion of the 7.875% Notes we repurchased in the second quarter of 2009, lower long-term debt due to our repurchase of $60 million and $400 million aggregate principal amount of our outstanding 7.875% Notes due 2011, in the fourth quarter of 2008 and second quarter of 2009, respectively, as well as lower interest rates in 2009 compared to 2008 with respect to our tranche B term loan. These factors were partially offset by interest expense from the issuance of the 10.75% Notes due 2017 in the second quarter of 2009, a $4 million premium paid on the repurchase of our 7.875% Notes due 2011 in the second quarter of 2009 as well as tender expenses of $1 million.

Income Taxes

For 2009, our income tax expense amounted to $180 million compared to $3 million for 2008.

The following table provides income tax expense by jurisdiction for 2009 and 2008:

	Year ended December 31, 2009			Year ended December 31, 2008
JURISDICTION	U.S.	Canada	Total	U.S.	Canada	Total
	(In million of dollars, unless otherwise noted)
Income (loss) before income taxes	$560	$(70)	$490	$15	$(585)	$(570)
Income tax (benefit) expense	180	—	180	34	(31)	3
Effective tax rate	32%	—%	37%	227%	5%	(1)%

During 2009, we recorded a net liability of $162 million for unrecognized income tax benefits associated with the alternative fuel mixture tax credits income. If our income tax positions with respect to the alternative fuel mixture tax credits are sustained, either all or in part, then we would recognize a tax benefit in the future equal to the amount of the benefits sustained. We do not expect any material changes to the amount of these benefits to occur within the next 12 months. Our tax treatment of the income related to the alternative fuel mixture tax credits resulted in the recognition of a tax benefit of $36 million which impacted the U.S. effective tax rate. Our current expectation is that this credit will not be available in 2010 and thus is not expected to impact our effective tax rate in the future unless new legislation is introduced and passed. The Canadian effective tax rate was impacted by the additional valuation allowance recorded against new Canadian deferred tax assets in the amount of $29 million.

During 2008, we recorded a non-tax deductible goodwill impairment charge of $321 million and as a result, both the Canadian and U.S. effective tax rates were impacted. The Canadian effective tax rate was also impacted by a valuation allowance taken on the net Canadian deferred tax assets in the amount of $52 million.

Net Earnings (Loss)

Net earnings amounted to $310 million ($7.18 per common share on a diluted basis) in 2009, an increase of $883 million compared to net loss of $573 million ($13.33 per common share on a diluted basis) in 2008 mainly due to the charge for impairment of goodwill, property, plant and equipment and intangible assets recorded in the fourth quarter of 2008, as well as the other factors mentioned above.

FOURTH QUARTER OVERVIEW

For the fourth quarter of 2009, we reported operating income of $203 million, an increase of $922 million compared to operating loss of $719 million in the fourth quarter of 2008. This increase is mainly attributable to the alternative fuel tax credits recorded in the fourth quarter of 2009 ($162 million pre-tax) partially offset by an aggregate $27 million charge in the fourth quarter of 2009 for impairment and write-down of property, plant and equipment primarily associated with the accelerated depreciation of the aforementioned reorganization of our Plymouth pulp and paper mill in the fourth quarter of 2009 and an impairment charge related to our Prince Albert facility, compared to an aggregate $708 million charge for the impairment and write-down of goodwill, property, plant and equipment and intangible assets recorded in the fourth quarter of 2008 mostly associated with the closure of the paper machine at our Dryden pulp and paper mill and the goodwill impairment of our Papers business. Overall, our operating results for the fourth quarter of 2009 improved when compared to the fourth quarter of 2008, primarily due to lower costs for raw materials including chemicals, fiber and energy, lower freight costs, higher shipments for pulp and lower maintenance costs. These factors were partially offset by lower average selling prices and lower shipments for paper as well as the unfavorable impact of a stronger Canadian dollar, net of our hedging program.

Our effective tax rate in the fourth quarter of 2009 of 25% was primarily impacted by the continued alternative fuel tax credits that expired on December 31, 2009.

YEAR ENDED DECEMBER 31, 2008 VERSUS

YEAR ENDED DECEMBER 30, 2007

Sales

Sales for 2008 amounted to $6,394 million, an increase of $447 million, or 8%, from sales of $5,947 million in 2007 in part due to the acquisition of Domtar Inc. on March 7, 2007. The increase was also attributable to higher average selling prices for pulp and paper ($346 million). These factors were partially offset by lower shipments for pulp and paper ($495 million), reflecting softer shipments for uncoated freesheet in our paper business, which declined approximately 10% when compared to the previous year, and the implementation of further restructuring activities in 2008 (refer to the section Restructuring activities, above) as well as lower shipments and lower average selling prices for our wood products ($36 million and $6 million, respectively).

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

Selling, General and Administrative Expenses

SG&A expenses amounted to $407 million in 2008, a decrease of $1 million compared to SG&A expenses of $408 million in 2007. This decrease in SG&A is due to lower integration costs in 2008 when compared to 2007, lower overall expenses resulting from cost reduction initiatives and reduced variable employee compensation costs in 2008 due to a decrease in our financial results when compared to 2007. These factors were mainly offset by the acquisition of Domtar Inc. on March 7, 2007.

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

Income Taxes

For 2008, our income tax expense amounted to $3 million compared to $29 million for 2007.

The following table provides income tax expense by jurisdiction for 2008 and 2007:

	Year ended December 31, 2008			Year ended December 30, 2007
JURISDICTION	U.S.	Canada	Total	U.S.	Canada	Total
	(In million of dollars, unless otherwise noted)
Income (loss) before income taxes	$15	$(585)	$(570)	$217	$(118)	$99
Income tax (benefit) expense	34	(31)	3	72	(43)	29
Effective tax rate	227%	5%	(1)%	33%	36%	29%

During 2008, we recorded a non-tax deductible goodwill impairment charge of $321 million and as a result, both the Canadian and U.S. effective tax rates were impacted. The Canadian effective tax rate was also impacted by a valuation allowance taken on the net Canadian deferred tax assets in the amount of $52 million.

Net Earnings (Loss)

Net loss amounted to $573 million ($13.33 per common share on a diluted basis) in 2008, a decrease of $643 million compared to net earnings of $70 million ($1.76 per common share on a diluted basis) in 2007 mainly due to the charge for impairment of goodwill, property, plant and equipment and intangible assets recorded in the fourth quarter of 2008 as well as the other factors mentioned above.

PAPERS

SELECTED INFORMATION	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	(In millions of dollars, unless otherwise noted)
Sales
Total sales	$4,632	$5,440	$5,116
Intersegment sales	(231)	(276)	(235)

	$4,401	$5,164	$4,881
Operating income (loss)	650	(369)	321
Shipments
Paper (in thousands of ST)	3,757	4,406	4,501
Pulp (in thousands of ADMT)	1,539	1,372	1,329

Sales and Operating Income

Sales

Sales in our Papers segment amounted to $4,401 million in 2009, a decrease of $763 million, or 15%, compared to sales of $5,164 million in 2008. The decrease in sales is attributable to lower shipments for paper of approximately 15%, reflecting softer market demand for uncoated freesheet paper and coated groundwood, and lower average selling prices for pulp and paper. As a result of softer market demand for uncoated freesheet paper and coated groundwood, we also took higher lack-of-order downtime and machine slowdown in 2009 when compared to 2008, resulting in the availability of more market pulp as pulp shipments increased approximately 12%. As a result of the softer demand for uncoated freesheet paper, we have undertook restructuring activities. These activities include the reorganization of our Dryden paper mill at the end of 2007 and its subsequent closure in November 2008, the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008, the closure of one paper machine at our Plymouth pulp and paper mill effective in the first quarter of 2009 and the announcement in October 2009 of its conversion to 100% fluff pulp production, expected to be completed in the fourth quarter of 2010.

Sales in our Papers segment amounted to $5,164 million in 2008, an increase of $283 million, or 6% compared to sales of $4,881 million in 2007. The increase in sales is attributable to the acquisition of Domtar Inc. on March 7, 2007, as well as higher average selling prices for pulp and paper, reflecting the price increases implemented towards the end of 2007 as well as in February and July of 2008. Our pulp shipments increased by 3% in 2008 when compared to 2007, primarily due to the acquisition of Domtar Inc. as well as the higher lack-of-order downtime in paper taken in 2008, resulting in the availability of more market pulp. These factors were partially offset by lower shipments for paper of approximately 2%, reflecting softer market demand for uncoated freesheet paper which led to our restructuring activities, including the closure of the paper machine at our Woodland pulp and paper mill effective in the third quarter of 2007, the closure of our Ottawa paper mill effective in the fourth quarter of 2007, the reorganization of our Dryden paper mill at the end of 2007 and subsequently closed in November 2008, and the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008.

Operating Income (Loss)

Operating income in our Papers segment amounted to $650 million in 2009, an increase of $1,019 million, when compared to operating loss of $369 million in 2008, mostly attributable to the $498 million in alternative fuel tax credits recorded in 2009, partially offset by the aggregate $62 million charge for impairment and write-down of property, plant and equipment in 2009, compared to the aggregate $694 million charge for impairment and write-down of goodwill and property, plant and equipment recorded in the fourth quarter of 2008. In addition, our operating income was impacted by lower freight costs, lower maintenance costs, the favorable impact of a weaker Canadian dollar, higher pulp shipments, lower cost for raw materials, including fiber, energy and chemicals, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense. These factors were more than offset by lower shipments for paper, lower average selling prices for pulp and paper as well as higher closure and restructuring costs. In the first quarter of 2008, we also recorded the reversal of a provision for $23 million due to the early termination by the counterparty of an unfavorable contract.

Operating loss in our Papers segment amounted to $369 million in 2008, a decrease of $690 million, when compared to operating income of $321 million in 2007, mostly attributable to the aggregate $694 million charge for impairment and write-down of goodwill and property, plant and equipment recorded in the fourth quarter of 2008 compared to the $92 million charge for impairment of property, plant and equipment in 2007. In addition, our operating loss was impacted by higher costs for raw materials including fiber, energy and chemicals, especially for starch, caustic soda, sulfuric acid and sodium chlorate, higher freight costs, lower shipments for paper as well as higher closure and restructuring costs, and the absence of a gain of $39 million related to a lawsuit settlement in 2007. These factors were partially offset by the acquisition of Domtar Inc. on March 7, 2007, higher average selling prices for pulp and paper, higher shipments for pulp, lower maintenance costs, the realization of savings stemming from restructuring and synergy activities as well as lower depreciation and amortization expense.

Pricing Environment

Overall average sales prices in our paper business experienced a small decrease in 2009 compared to 2008. Our sales prices for offset 50 lb rolls were lower by $40/ton, or 4% in 2009 compared to 2008, while our copy 20lb sheets were higher by $45/ton, or 4% in 2009 when compared to 2008.

Our average sales prices for both Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp decreased by $152/metric ton and $199/metric ton, or 21% and 30%, respectively, in 2009 compared to 2008, reflecting a significant decrease in sales prices for both NBSK and

NBHK in the fourth quarter of 2008 and first half of 2009. This significant decrease in sales prices was partially offset by price increases implemented in the third and fourth quarters of 2009.

Operations

Shipments

Our paper shipments decreased by 649,000 tons, or 15%, in 2009 compared to 2008, primarily due to softer market demand for uncoated freesheet paper and coated groundwood which resulted in higher lack-of-order downtime and paper machine slowbacks in 2009. The continued softer market demand for uncoated freesheet has resulted in the closure of one paper machine at our Plymouth pulp and paper mill effective in the first quarter of 2009 and the subsequent announcement in October 2009 of its conversion to 100% fluff pulp production facility (expected to be effective in the fourth quarter of 2010), the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008 and the reorganization of our Dryden paper mill announced in the fourth quarter of 2007 (which began in January 2008 and was permanently closed in November 2008).

Our pulp trade shipments increased by 167,000 metric tons, or 12%, in 2009 compared to 2008. The increase in pulp shipments resulted mostly from an increase in the availability of market pulp in 2009 due to higher lack-of-order downtime in paper as well as a decrease in our pulp inventory.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the U.S. Internal Revenue Service (IRS) to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. In 2009, we recorded $498 million of such credits in “Other operating (income) loss” on the Consolidated Statement of Earnings. The amounts for the refundable credits are based on the volume of alternative bio fuel mixtures produced and burned during that period. According to the Code, the tax credit expired at the end of 2009.

In 2009, we received $140 million in cash related to these claims. Any receivables under this program are presented as a component of Income and other taxes receivables on the Consolidated Balance Sheet. In the second quarter of 2009, we stopped claiming these credits for immediate refund as they were being earned and ultimately decided to claim the remaining refundable credits on our 2009 annual U.S. income tax return, which is expected to be filed in the first half of 2010. Additional information regarding unrecognized tax benefits is included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 10 “Income taxes.”

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

We have four collective agreements that will expire in 2010, one of which expires in April at our Windsor facility, two that expire in May at our Nekoosa facility and one that expires in August at our Hawesville facility. Negotiations have not started for these collective agreements.

Closure and Restructuring

In 2009, we incurred $114 million of closure and restructuring costs ($732 million in 2008), including the impairment and write-down of property, plant and equipment of $62 million in 2009, compared to

$373 million in 2008 and impairment of goodwill of nil in 2009, compared to $321 million in 2008. For more details on the closure and restructuring costs, refer to Item 8, Financial Statements and Supplementary Data, Note 17, of this Annual Report on Form 10-K.

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

2009

Our Prince Albert pulp and paper mill was closed in the first quarter of 2006 and has not been operated since. In December 2009, we decided to dismantle our Prince Albert facility. We will continue to remove machinery and equipment from the site and will take steps to engage the services of demolition contractors and file for a demolition permit. The dismantling of the paper machine and converting equipment was completed in 2008 and the dismantling of the remaining assets is expected to start in 2010. As a result of a review of current options for the disposal of the assets of this facility in the fourth quarter of 2009, we revised the estimated net realizable values of the remaining assets and recorded a non-cash write-down of $14 million in the fourth quarter of 2009, related to fixed assets, mainly a turbine and a boiler. The write-down represents the difference between the new estimated liquidation or salvage value of the fixed assets and their carrying values.

In February 2009, we announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, effective at the end of February 2009. This measure resulted in the permanent curtailment of 293,000 tons of paper production capacity per year and affected approximately 185 employees. Our Plymouth pulp and paper mill continues to operate two pulp lines, one pulp dryer and one paper machine, with an annual paper production capacity of 199,000 tons. Subsequently, in October 2009, we announced that we will convert our Plymouth pulp and paper mill to 100% fluff pulp production. This conversion will require approximately $74 million of investment. Our annual fluff pulp making capacity will increase to 444,000 metric tons. The mill conversion, which is expected to be completed in the fourth quarter of 2010, will also result in the permanent shut down of Plymouth’s remaining paper machine with a annual production capacity of 199,000 tons. The mill conversion will help preserve approximately 360 positions. In connection with this announcement, we recognized $13 million of accelerated depreciation in the fourth quarter of 2009 and we expect to record a further $39 million of accelerated depreciation over the first nine months of 2010 in relation to the assets that will cease productive use in October 2010. The assets of this facility have been tested for impairment and no additional impairment charge was required.

Our Woodland pulp mill, which was indefinitely idled in May 2009, was reopened effective June 26, 2009, and substantially all employees were called back to work in June for the restart of pulp production. Our Woodland pulp mill has an annual hardwood production capacity of approximately 398,000 metric tons, and approximately 300 employees were reinstated. The timely benefits from the refundable tax credits for the production and use of alternative bio fuel mixtures, and other important conditions, such as stronger global demand, improving prices and favorable currency exchange rates have made the reopening possible.

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

2008

In December 2008, we announced the permanent closure of our Lebel-sur-Quévillon pulp mill. Operations at our Lebel-sur-Quévillon pulp mill had been indefinitely idled in November 2005 due to unfavorable economic conditions. At the time, our Lebel-sur-Quévillon pulp mill had an annual production capacity of approximately 300,000 metric tons and employed approximately 425 employees.

In November 2008, we announced the closure of the paper machine and converting operations at our Dryden mill, effective in November 2008. This measure resulted in the permanent curtailment of approximately 151,000 tons of paper capacity per year and affected approximately 195 employees. Our Dryden pulp production and related forestland activities will remain in operation. Dryden has one pulp line with an annual production capacity of 319,000 metric tons.

In December 2007, we announced the reorganization of our Dryden facility as well as the closure of our Port Edwards mill, effective in the first and second quarters of 2008, respectively. These measures resulted in the curtailment of approximately 336,000 tons of paper capacity per year and affected approximately 625 employees.

Other

Our air permit for our Kamloops pulp mill required that the facility reduce air emissions of particulate matter by December 31, 2007. The Province of British Columbia agreed to extend the deadline for compliance under specific conditions for a period of five years. Compliance with the permit requirements is likely to require approximately $35 million in capital expenditures over the next five years. These projects will be funded under the Natural Resources Canada Pulp and Paper Green Transformation Program, see below.

Natural Resources Canada Pulp and Paper Green Transformation Program

On June 17, 2009, the Government of Canada announced that it was developing a Pulp and Paper Green Transformation Program (“the Program”) to help pulp and paper companies make investments to improve the environmental performance of their Canadian facilities. The Program is capped at CDN$1 billion, and the funding of capital investments at eligible mills must be completed no later than March 31, 2012.

Subject to the approval of Natural Resources Canada, eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. The investment must be made before the expiration of the program on March 31, 2012, and all projects are subject to the approval of the Government of Canada. Although amounts will not be received until qualifying capital expenditures have been made, we have been allocated $133 million (CDN$143 million) through this Program. The funds are to be spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received will be accounted for as an offset to the applicable plant and equipment asset amount.

PAPER MERCHANTS

SELECTED INFORMATION	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	(In millions of dollars)
Sales	$873	$990	$812
Operating income	7	8	13

Sales and Operating Income

Sales

Sales in our Paper Merchants segment amounted to $873 million in 2009, a decrease of $117 million compared to sales of $990 million in 2008. This decrease in sales was mostly attributable to softer market demand which resulted in a decrease in deliveries of approximately 9%, as well as a decrease in selling prices.

Sales in our Paper Merchants segment amounted to $990 million in 2008, an increase of $178 million compared to sales of $812 million in 2007. This increase in sales was mostly attributable to the acquisition of Domtar Inc. on March 7, 2007, as well as higher selling prices.

Operating Income

Operating income amounted to $7 million in 2009, a decrease of $1 million when compared to operating income of $8 million in 2008. The decrease in operating income is attributable to a decrease in deliveries in 2009 when compared to 2008, and an increase in closure and restructuring costs of $2 million in 2009. The factors were partially offset by lower SG&A costs in 2009 when compared to 2008.

Operating income amounted to $8 million in 2008, a decrease of $5 million when compared to operating income of $13 million in 2007. The decrease in operating income is attributable to an increase in costs, including an increase in the “last in first out” (LIFO) reserve and higher energy costs, an increase in the allowance for doubtful accounts and an increase in depreciation and amortization in 2008. These factors were partially offset by the acquisition of Domtar Inc. on March 7, 2007, and an increase in selling prices. In addition, the third quarter of 2007 included a decrease in the allowance for doubtful accounts of $2 million.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which four will expire in 2010 and two in 2013. We have five collective agreements covering four locations in Canada, one of which expired in 2008 and two expired in 2009 (negotiations are expected to begin shortly) and two will expire in 2010.

WOOD

SELECTED INFORMATION	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	(In millions of dollars, unless otherwise noted)
Sales	$211	$268	$304
Intersegment sales	(20)	(28)	(50)

	191	240	254
Operating income (loss)	(42)	(73)	(63)
Shipments (millions of FBM)	574	677	684
Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$259	$280	$321
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	270	304	329

1	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood segment amounted to $191 million in 2009, a decrease of $49 million, or 20%, compared to sales of $240 million in 2008. The decrease in sales is attributable to the slowdown in the U.S. housing industry which resulted in lower average selling prices and lower shipments for wood products.

Sales in our Wood segment amounted to $240 million in 2008, a decrease of $14 million, or 6%, compared to sales of $254 million in 2007. The decrease in sales is attributable to the slowdown in the U.S. housing industry which resulted in lower average selling prices and lower shipments for wood products, as well as lower sales of wood chips, partially offset by the impact of the reopening of our Val d’Or and Matagami sawmills in June 2007 and January 2008, respectively, as well as the acquisition of Domtar Inc. on March 7, 2007.

Operating Loss

Operating loss in our Wood segment amounted to $42 million in 2009, a decrease in operating loss of $31 million compared to an operating loss of $73 million in 2008, mostly attributable to the aggregate $14 million charge for impairment of property, plant and equipment and intangible assets in 2008. This decrease in operating loss is also attributable to the favorable impact of a weaker Canadian dollar in 2009 when compared to 2008, lower depreciation and amortization expense due to the write-down of property, plant and equipment in the fourth quarter of 2008, lower SG&A expenses as well as gains of $8 million on sales of land in the third quarter of 2009 and a gain of $3 million on the dissolution of a subsidiary in the second quarter of 2009. These factors were partially offset by lower average selling prices and lower shipments of our wood products as well as higher closure and restructuring costs. Our second quarter of 2008 also included a gain of approximately $1 million on the sale of our investment in Olav Haavaldsrud Timber Company Limited (“Haavaldsrud”).

Operating loss in our Wood segment amounted to $73 million in 2008, an increase in operating loss of $10 million compared to an operating loss of $63 million in 2007, mostly attributable to the aggregate $14 million charge for impairment of property, plant and equipment and intangible assets in 2008, compared to a $4 million impairment charge of goodwill in 2007, as well as the acquisition of Domtar Inc. on March 7, 2007. This increase in operating loss is also attributable to lower average selling prices and lower shipments of our wood products, higher closure and restructuring costs and higher costs for energy. These factors were partially offset by the reopening of our Matagami sawmill, lower costs and better productivity at several operations. Our second quarter of 2008 included a gain of approximately $1 million on the sale of our investment in Olav Haavaldsrud Timber Company Limited (“Haavaldsrud”).

Pricing Environment

Our average sales price for Great Lakes 2x4 stud lumber decreased by $21/MFBM, or 9%, and our average sales price for Great Lakes 2x4 random length lumber decreased by $34/MFBM, or 13%, in 2009 compared to 2008.

Operations

Shipments

Our lumber and wood shipments in 2009 decreased by 103 MFBM, or 15%, compared to shipments in 2008, primarily due to the slowdown in the U.S. housing industry.

Labor

We have three collective agreements that have expired and are currently under negotiation and two that will expire in 2010. Other collective agreements have expiring dates from 2011 to 2014.

In 2009, we signed a two-year collective agreement (expiring in 2011) for our Timmins sawmill, a four-year collective agreement (expiring in 2011) for our Gogama sawmill and a five-year collective agreement (expiring in 2011) for our Val d’Or facility (debarking and slashing department) (expiring in 2014), affecting in total approximately 160 employees. Agreements were also reached with our Elk Lake and Dryden forestland employees to modify their existing collective agreement.

Fiber supply

The Province of Quebec adopted legislation, which became effective April 1, 2005, that reduced allowable wood-harvesting volumes by an average of 20% on public lands and 25% on territories covered by an agreement between the Government of Quebec and Cree First Nations. As a result, the amount of fiber, primarily softwood fiber, that we were permitted to harvest annually under our existing licenses from the Quebec government, was reduced by approximately 21%, to approximately 1.8 million cubic meters. In November 2008, the Government of Quebec announced that they had implemented a new consolidation plan affecting harvesting rights for Northern Quebec. This decision, which resulted in the permanent closure of our Lebel-sur-Quévillon sawmill announced in December 2008, provides for the reallocation of volume, for a period of five years, including the reallocation of 665,700 net annual cubic meters of wood for our Val d’Or sawmill (615,700 net annual cubic meters in addition to a temporary volume of 40,000 net annual cubic meters for the next four years) and 450,000 net annual cubic meters of wood for our Matagami sawmill.

United States imposes tariffs on softwood lumber

In February 2009, a tribunal operating under the auspices of the London Court of International Arbitration (“LCIA”) issued its decision on a remedy in the softwood lumber arbitration in which Canada was found to have breached the 2006 Softwood Lumber Agreement (“SLA”) between the United States and Canada by failing to calculate quotas properly during the first six months of 2007. The LCIA tribunal determined that, as appropriate adjustment to compensate for its breach, Canada must collect an additional 10% ad valorem export charge on softwood lumber shipments from four Canadian provinces (Ontario, Quebec, Manitoba and Saskatchewan) until $55 million has been collected. Starting in April 2009, the United States imposed tariffs on softwood lumber from four Canadian provinces due to Canada’s failure to comply with the SLA. On September 26, 2009, the tribunal ordered Canada to impose a 10% ad valorem export charge on softwood lumber exports to the United States from the four provinces. Canada has indicated its intention to comply with this ruling. Once Canada has imposed a 10% export tax, the United States is expected to cease collecting its 10% import duty, with the result that the affected exports from Canada will continue to be subject to a 10% charge, as has been in effect since April 2009. This measure did not have a significant impact on our financial results for 2009.

Other

We indefinitely idled our Ste-Marie sawmill in April 2009 and Ste-Marie planner in July 2009, in response to weak North American lumber market conditions.

In April 2009, we announced that we would idle our Ear Falls sawmill for approximately seven weeks, effective April 10, 2009, in response to weak North American lumber market conditions. Our Ear Falls sawmill restarted its operations in August 2009, but has been indefinitely idled again in the fourth quarter of 2009.

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

STOCK-BASED COMPENSATION EXPENSE

In April 2009, a number of new equity awards were granted, consisting of restricted stock units, deferred stock units, non-qualified stock options and performance stock options, which are subject to a variety of service, performance and market conditions.

For the year ended December 31, 2009, compensation expense recognized in our results of operations was approximately $27 million, for all of the outstanding awards, compared to $16 million in 2008. Compensation costs not yet recognized amounted to approximately $21 million in 2009 (2008—$11 million), and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. Our liquidity requirements can be satisfied by drawing upon our contractually committed revolving credit facility, of which $691 million is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

Our ability to make payments on and to refinance our indebtedness, including debt we have incurred under the Credit Agreement and outstanding Domtar Corporation notes, and for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our Credit Agreement and debt indentures, as well as terms of any future indebtedness, impose, or may impose, various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Operating Activities

Cash flows provided from operating activities totaled $792 million in 2009, a $595 million increase compared to cash flows provided from operating activities of $197 million in 2008. This increase in cash flows provided from operating activities reflected a decrease in requirements for working capital and other items. The decrease in requirements for working capital in 2009 when compared to 2008 is primarily due to inventory reduction (which was impacted in 2009 by a significant decrease in pulp inventory as well as a decrease in our paper inventory). Also, cash flow increased due to a decrease in employer pension and other post-retirement expense and contribution of $80 million in 2009 when compared to 2008. These factors were offset by an increase in income and other taxes receivable, including $381 million of receivables related to alternative fuel tax credits as well as an increase in receivables, including the use of $90 million of cash related to a reduction in the securitization of trade receivables.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in 2009 amounted to $85 million, a $55 million decrease compared to cash flows used for investing activities of $140 million in 2008. This decrease in cash flows used for investing activities is primarily related to lower capital spending in 2009 when compared to 2008, partially offset by lower proceeds from disposal of certain property, plant and equipment and sale of trademarks. In 2008, we also acquired the full ownership of Gogama Forest Products Inc.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2010.

Financing Activities

Cash flows used for financing activities totaled $414 million in 2009 compared to cash flows used for financing activities of $109 million in 2008. This $305 million increase in cash flows used for financing activities is mainly attributable to the repurchase of $400 million par value of the 7.875% Notes due 2011 and $38 million par value of the 5.375% Notes due 2013 in the second and third quarter of 2009, repayment of $270 million of our tranche B term loan and repayment of borrowings under the revolving credit facility in the third and fourth quarters of 2009. This was partially offset by the issuance of long-term debt of $385 million in the second quarter of 2009. This compares to additional borrowings of $10 million under our revolving credit facility and repayments of $95 million of our long-term debt in 2008.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,431 million at December 31, 2009, compared to $2,155 million at December 31, 2008. The $724 million decrease in net indebtedness is primarily due to a higher cash level, as well as the repurchase of $400 million par value of the 7.875% Notes due 2011 and $38 million par value of the 5.375% Notes due 2013 in the second quarter of 2009, repayment of $270 million of our tranche B term loan and repayment of borrowings under the revolving credit facility in the third and fourth quarters of 2009, partially offset by the issuance of long-term debt of $385 million in the second quarter of 2009.

Our Credit Agreement consists of a $336 million senior secured tranche B term loan (remaining outstanding balance at December 31, 2009) and a $750 million senior secured revolving credit facility. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

The tranche B term loan facility matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date. In addition, under certain conditions and to the extent we generate cash flow in excess of cash flow used for operating and capital requirements and repayments of debt, excluding optional repayments of the term loan, we are obligated to apply a portion of such calculated excess cash flow amount towards repayments of the term loan, which amount would include any repayments of the term loan already made.

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

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice. At December 31, 2009, we were in compliance with our covenants.

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

Our obligations in respect to the senior secured credit facilities are secured by all of the equity interests of the Company’s direct and indirect U.S. subsidiaries, other than 65% of the equity interests of the Company’s direct and indirect “first-tier” foreign subsidiaries, subject to agreed exceptions, and a perfected first priority security interest in substantially all of the Company’s and its direct and indirect U.S. subsidiaries’ tangible and intangible assets. The obligations of Domtar Inc., and the obligations of the non-U.S. guarantors, in respect of the senior secured credit facilities are secured by all of the equity interests of the Company’s direct and indirect subsidiaries, subject to agreed exceptions, and a perfected first priority security interest, lien and hypothec in the inventory of Domtar Inc., its immediate parent, and its direct and indirect subsidiaries.

As of December 31, 2009, there was $6 million outstanding as overdraft recorded in Bank indebtedness under our revolving credit facility (2008—$60 million outstanding and recorded in Long-term debt). In addition, at December 31, 2009, we had outstanding letters of credit amounting to $53 million under this credit facility (2008—$43 million). We have no other outstanding letters of credit (2008—$2 million).

Credit Rating

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facility	Baa3
	Unsecured debt obligations	Ba3

Standard & Poor’s	Secured Credit Facility	BBB-
	Unsecured debt obligations	BB-

The ratings by Moody’s Investors Services (“Moody’s”) are the fourth and fifth best ratings in terms of quality within nine rating gradations, with the numerical modifier 3 indicating a ranking at the low end of a rating category. According to Moody’s, a rating of Baa has moderate credit risk with certain speculative characteristics and the rating of Ba has speculative elements and is subject to substantial credit risk. The ratings by Standard & Poor’s (“S&P”) are the fourth and fifth best ratings in terms of quality within ten rating gradations, with the “minus” indicating a ranking at the lower end of this category. According to S&P, ratings of BBB have adequate protection parameters and ratings of BB have significant speculative characteristics. Moody’s have a “stable” outlook with respect to it ratings and S&P have a “positive” outlook with respect to its rating.

A reduction in our credit ratings would have a negative impact on our access to and cost of capital and financial flexibility. The above ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the above rating agencies.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the Transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of December 31, 2009, there were 982,321 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

On May 29, 2009, our Board of Directors authorized the implementation of a reverse stock split at a 1-for-12 ratio of our outstanding shares. The Board of Directors of Domtar (Canada) Paper Inc. authorized the implementation of a comparable 1-for-12 split of the outstanding exchangeable shares. Shareholder approval for the reverse stock split was obtained at the Company’s Annual General Meeting held on May 29, 2009 and the reverse stock split became effective June 10, 2009 at 6:01p.m. (ET). At the effective time, every 12 exchangeable shares that were issued and outstanding were automatically combined into one issued and outstanding exchangeable share.

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

As of December 31, 2009, the senior beneficial interest in receivables held by third parties was $20 million (2008—$110 million). We expect to continue selling receivables on an ongoing basis. Should this program be discontinued either by management’s decision or due to termination of the program by the provider, although not anticipated at this time, our working capital and bank debt requirements will increase.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2009, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

Tax Sharing Agreement

In conjunction with the Transaction, we signed a Tax Sharing Agreement that governs both our and Weyerhaeuser rights and obligations after the Transaction with respect to taxes for both pre and post-Distribution periods in regards to ordinary course taxes, and also covers related administrative matters. The Distribution refers to the distribution of shares of the Company to Weyerhaeuser shareholders. We will generally be required to indemnify Weyerhaeuser and Weyerhaeuser shareholders against any tax resulting from the Distribution if that tax results from an act or omission to act by us after the Distribution. If Weyerhaeuser, however, should recognize a gain on the Distribution for reasons not related to an act or omission to act by the Company after the Distribution, Weyerhaeuser would be responsible for such taxes and would not be entitled to indemnification by us under the Tax Sharing Agreement.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2009, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

In July 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement relating to this agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $115 million

(CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the closing date of the Transaction, the maximum amount of the purchase price adjustment was $105 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $105 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $105 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of operations or cash flows.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2009:

CONTRACTUAL OBLIGATIONS

CONTRACT TYPE	2010	2011	2012	2013	2014	THEREAFTER	TOTAL
	(in million of dollars)
Notes	$8	$143	$8	$320	$304	$925	$1,708
Capital leases	3	4	4	3	3	18	35

Long-term debt	11	147	12	323	307	943	1,743
Operating leases	30	20	13	7	5	1	76
Liabilities related to uncertain tax benefits (1)	—	—	—	—	—	—	226

Total obligations	$41	$167	$25	$330	$312	$944	$2,045

COMMERCIAL OBLIGATIONS

COMMITMENT TYPE	2010	2011	2012	2013	2014	THEREAFTER	TOTAL
	(in million of dollars)
Other commercial commitments (2)	$117	$20	$12	$2	$2	$1	$154

(1)	We have recognized total liabilities related to uncertain tax benefits of $226 million as of December 31, 2009. The timing of payments related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

(2)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum of $40 million to the pension plans in 2010.

For 2010 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Change Implemented in 2009

FASB Accounting Standards Codification

In July 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative GAAP in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, Emerging Issues Task Force (“EITF”) abstracts, and other accounting literature (together, “previous GAAP”). The Codification eliminated this hierarchy and replaced previous GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature; namely, authoritative and nonauthoritative.

The FASB has indicated that the ASC does not change previous GAAP, instead, the changes aim to reduce the time and effort it takes for users to research accounting questions and improve the usability of accounting standards by reorganizing them into a topical format, where each topic is subdivided into a number of levels that aggregate all elements of literature related to this topic.

For reporting purposes, the FASB ASC has become effective for financial statements issued for interim and annual periods ended after September 15, 2009. We adopted the FASB ASC in our September 30, 2009 consolidated financial statements with no significant impact.

Fair Value Measurements

We adopted the guidance of Fair Value Measurements and Disclosures Topic of FASB ASC, concerning the fair value measurements and disclosures of financial assets and financial liabilities in the first quarter of 2008. The FASB deferred the effective date of this guidance for one year as it applies to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted the deferred guidance in the first quarter of 2009. This guidance provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value. The guidance applies when other accounting standards require or permit fair value measurements but does not require any new fair value measurements.

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. This modification emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The modification also provides guidance on identifying transactions that are not orderly by assessing certain factors among which are: an adequate marketing period for the asset or liability, whether the seller is in a distressed state and whether the transaction price is an outlier compared with recent transactions. The modification amends the disclosure provisions required by the Fair Value Measurements and Disclosures Topic of FASB ASC to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value.

These modifications are effective for interim and annual periods ending after June 15, 2009, and have consequently been adopted by us starting from our June 30, 2009 consolidated financial statements. Since we did not hold any assets or liabilities that are within the scope of these modifications, for which the volume and level of activity have significantly decreased, the measurement requirements outlined were of no impact on our fair value measurements. However, our defined benefit pension plans hold investments in asset backed commercial paper for which there is no active liquid market. See Item 8, Financial Statements and Supplementary Data, Note 7, of this Annual Report on Form 10-K.

Faire Value Disclosures for Interim Periods

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the interim disclosures about fair value of financial instruments, to require interim-period disclosures about fair value of financial instruments that were previously made on an annual basis only.

This modification is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We adopted the disclosure requirements in our June 30, 2009 consolidated financial statements with no significant impact.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the measurement of liabilities at fair value when there is a lack of observable market information. This modification provides clarification of the valuation techniques that are required in circumstances in which a quoted price in an active market for the identical liability is not available. The modification of the valuation techniques had no impact on our fair value measurements. This modification is effective for the first reporting period (including interim periods) beginning after issuance. We adopted the modification in our September 30, 2009 consolidated financial statements with no significant impact.

Pension Plan Assets

In December 2008, the FASB issued Employers’ Disclosures about Post-retirement Benefit Plan Assets (now included in Compensation—Retirement Benefits Topic of FASB ASC), providing guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan to include:

•	qualitative disclosures about investments policies and strategies;

•	disclosures about the major categories of plan assets;

•	disclosures about fair value measurements of plan assets; and

•	disclosures about significant concentrations of risk.

This modification is effective for annual periods ending after December 15, 2009, with no obligation to present the same disclosures for earlier periods that are presented for comparative purposes and early adoption is permitted. We adopted the disclosure requirements in our December 31, 2009 consolidated financial statements with no significant impact.

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

This topic is effective prospectively for interim or annual periods ending after June 15, 2009. We applied the requirements of this topic in the preparation of our consolidated financial statements beginning June 30, 2009 with no significant impact.

Equity

In January 2010, the FASB issued Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and not a stock dividend for purposes of applying Equity and Earnings Per Share Topics of FASB ASC.

The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and will not impact us unless we decide to proceed with a distribution to shareholders with components of stock and cash.

Business Combinations

We adopted the guidance of Business Combination Topic of FASB ASC, in the first quarter of 2009. The application of this guidance had no impact on our financial position, results of operations or cash flows as there was no business acquisition during the year. The guidance may materially change the accounting for future business combinations.

Derivative Instruments and Hedging Activities

We adopted during the first quarter of 2009, the guidance of Derivatives and Hedging Topic of FASB ASC, concerning the quarterly disclosure requirements of an entity’s derivative instruments and hedging activities without any significant impact.

Intangible Assets

We adopted during the first quarter of 2009, the guidance of Intangibles—Goodwill and Other Topic of FASB ASC, concerning the factors that should be considered in developing renewal or extensions assumptions used to determine the useful life of a recognized intangible asset and the additional disclosure requirements related to recognized intangible assets. The initial adoption of this accounting guidance had no impact on our financial position, results of operations or cash flows.

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

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Although the new amendment will impact the way we account for transfers of financial assets, we do not expect the adoption of this accounting guidance to materially impact our financial position, results of operations or cash flows.

Variable Interest Entities

In June and December 2009, the FASB issued guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009, and for interim and annual reporting periods thereafter. The initial adoption of this standard is not expected to have a material effect on our financial position, results of operations or cash flows.

Fair Value Disclosures

In January 2010, the FASB issued an Update of the Fair Value Measurements and Disclosures Topic of FASB ASC requiring new disclosures and amending existing guidance. This Update provides amendments that require new disclosures as follows:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for transfers;

•

In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.

This Update also provides amendments that clarify existing disclosures as follows:

•	A reporting entity should provide fair value measurements for each class of assets and liabilities;

•

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall either in Level 2 or Level 3.

These modifications are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. We do not anticipate these new disclosure requirements to have a significant impact compared to its present level of disclosures.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our results of operations and financial position. On an ongoing basis, management reviews its estimates, including those related to environmental matters and other asset retirement obligations, useful lives, impairment of long-lived assets and goodwill, pension plans and other post-retirement benefit plans and income taxes based on currently available information. Actual results could differ from those estimates.

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

The estimate of fair value is based on the results of the expected future cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. We have established cash flow scenarios for each individual asset retirement obligation. Probabilities are applied to each of the cash flow scenarios to arrive at an expected future cash flow. There is no supplemental risk adjustment made to the expected cash flows. The expected cash flow for each of the asset retirement obligations are discounted using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. The rates used vary between 5.5% and 12.0%.

Cash flow estimates incorporate either assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort, or assumptions developed by internal experts.

In 2009, our operating expenses for environmental matters amounted to $71 million ($81 million in 2008).

We made capital expenditures for environmental matters of $2 million in 2009 ($4 million in 2008) for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. At this time, we cannot reasonably estimate the additional capital expenditures that may be required. However, management expects that any additional required expenditure would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

We are also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified us that we may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against us. We continue to take remedial action under our Care and Control Program, as such sites mostly relate to our former wood preserving operating sites, and a number of operating sites due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and, if and when applicable, the allocation of liability among potentially responsible parties.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement which provided that while the agreement is performed in accordance with its terms, the action commenced by Seaspan would be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims, and such claims cannot be reasonably determined at this time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The government of British Columbia issued on February 16, 2010 a Remediation Order in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order may be appealed within 30 days from the date of this Order but there is no suspension in the execution of this Order unless the Appeal Board order otherwise. We are currently reviewing our options in this respect. We have recorded an environmental reserve to address estimated exposure.

While we believe that we have determined the costs for environmental matters likely to be incurred, based on known information, our ongoing efforts to identify potential environmental concerns that may be associated with the properties may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time. For example, changes in climate change regulations—see Part I, Item 3, Legal Proceedings, under the caption “Climate change regulation.”

At December 31, 2009, we had a provision of $111 million ($99 million at December 31, 2008) for environmental matters and other asset retirement obligations. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, we believe that such additional remediation costs would not have a material adverse effect on our financial position, results of operations or cash flows.

At December 31, 2009, anticipated undiscounted payments in each of the next five years are as follows:

	2010	2011	2012	2013	2014	THEREAFTER	TOTAL
	(in millions of dollars)
Environmental provision and other asset retirement obligations	$15	$37	$18	$6	$8	$27	$111

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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. A change of one year in the composite estimated useful life of our fixed asset base would impact annual depreciation and amortization expense by approximately $18 million. In 2009, we recorded depreciation and amortization expense of $405 million compared to $463 million in 2008. At December 31, 2009, we had property, plant and equipment with a net book value of $4,129 million ($4,301 million in 2008) and intangible assets, net of amortization of $85 million ($81 million in 2008).

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

Plymouth Pulp and Paper Mill—Conversion to Fluff Pulp

In the fourth quarter of 2009, as a result of the decision to permanently shut down the remaining paper machine and convert our Plymouth facility to 100% fluff pulp production by the fourth quarter of 2010, we recognized, under Impairment and write-down of property, plant and equipment, $13 million of accelerated depreciation in the fourth quarter of 2009 and we expect to record a further $39 million of accelerated depreciation over the first nine months of 2010 in relation to the assets that will cease productive use in October 2010 when the conversion is completed.

Given the substantial change in use of the pulp and paper mill, we conducted a Step I impairment test and concluded that the recognition of an impairment loss for the Plymouth mill’s long-lived assets was not required as the aggregate estimated undiscounted future cash flows exceeded the carrying value of the asset group of $336 million at the time of the announcement by a significant amount.

Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

The following table summarizes the approximate impact that a change in certain key assumptions would have on the estimated undiscounted future cash flows at December 31, 2008, while holding all other assumptions constant:

Key Assumption	Increase of	Approximate impact on the undiscounted cash flows
		(In millions of dollars)
Fluff pulp pricing	$5/ton	$31

Plymouth Pulp and Paper Mill—Closure of Paper Machine

In the first quarter of 2009, we announced that we would permanently reduce our paper manufacturing at our Plymouth pulp and paper mill, by closing one of the two paper machines comprising the mill’s paper production unit. As a result, at the end of February 2009, there was a curtailment of 293,000 tons of the mill’s paper production capacity and the closure affected approximately 185 employees and a $35 million accelerated depreciation charge was recorded in the first quarter of 2009 for the related write-down on plant and equipment. Given the closure of the paper machine, we conducted a Step I impairment test on our Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

Prince Albert Pulp Mill

As a result of a review of current options for the disposal of the assets of this facility in the fourth quarter of 2009, we revised the estimated net realizable values of the remaining assets and recorded a non-cash write-down of $14 million in the fourth quarter of 2009, related to fixed assets, mainly a turbine and a boiler. The write-down represents the difference between the new estimated liquidation or salvage value of the fixed assets and their carrying values.

Dryden Pulp and Paper Mill

In the fourth quarter of 2008, as a result of the decision to permanently shut down the remaining paper machine and converting center of the Dryden mill, we wrote-down $11 million of the net book value to bring these assets to their estimated recoverable amount. Given the substantial change in use of the pulp and paper mill, we conducted a Step I impairment test on the remaining Dryden pulp mill operation’s fixed assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, the forecasted exchange rate for the U.S. dollar and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

Step I of the impairment test demonstrated that the carrying values of the fixed assets exceeded their estimated undiscounted future cash flows, indicating that an impairment exists. A Step II test was undertaken to determine the fair value of the remaining assets and we recorded a non-cash impairment charge of $265 million in the fourth quarter of 2008 to reduce the assets to their estimated fair value.

Subsequent to the decision to shut down one paper machine at our Dryden mill and the write-down of $92 million related to this paper machine, we conducted a Step I impairment test on the remaining Dryden mill fixed assets during the fourth quarter of 2007. Estimates of undiscounted future cash flows used to test the recoverability of a long-lived asset included key assumptions related to trend prices, the 15-year forecasted exchange rate for the U.S. dollar and the estimated useful life of the long-lived assets. The trend prices were based on an analysis of external price trends, including published industry guidance. The forecasted Canadian-U.S. foreign exchange rate assumptions were based on independent market information, as well as analysis of historical data, trends and cycles. We concluded that the recognition of an impairment loss for the Dryden mill was not required.

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

Step I of the impairment test demonstrated that the carrying values of the fixed assets exceeded their estimated undiscounted future cash flows, indicating that an impairment exists. A Step II test was undertaken to determine the fair value of the remaining assets, and we recorded a non-cash impairment charge of $95 million in the fourth quarter of 2008 to reduce the assets to their estimated fair value.

Wood Segment

In the fourth quarter of 2009 and 2008, we conducted an impairment test on the fixed assets and intangible assets (“the Asset Group”) of the Wood reportable segment. The need for such test was triggered by operating losses sustained by the segment in 2007, 2008 and 2009, as well as short-term forecasted operating losses.

We completed the Step I impairment test during each period and concluded that the recognition of an impairment loss for the Wood reportable segment’s long-lived assets was not required as the aggregate estimated undiscounted future cash flows exceeded the carrying value of the Asset Group of $161 million by a significant amount.

Estimates of undiscounted future cash flows used to test the recoverability of the Asset Group included key assumptions related to trend prices, inflation-adjusted cost projections, forecasted exchange rate for the U.S. dollar and the estimated useful life of the Asset Group. We believe such assumptions to be reasonable and to reflect forecasted market conditions at the valuation date. They involve a high degree of judgment and complexity and reflect our best estimates with the information available at the time our forecasts were developed. To this end, we evaluate the appropriateness of our assumptions as well as our overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions were related to trend prices (based on data from Resource Information Systems Inc. or “RISI”, an authoritative independent source in the global forest products industry), material and energy costs and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were used in order to develop projections for the forecast period.

The following table summarizes the approximate impact that a change in certain key assumptions would have on the estimated undiscounted future cash flows at December 31, 2009, while holding all other assumptions constant:

Key Assumptions	Increase of	Approximate impact on the undiscounted cash flows
		(In millions of dollars)
Foreign exchange rates ($US to $CDN)	$0.01	$(30)
Lumber pricing	$5 /MFBM	32

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

Lebel-sur-Quévillon Pulp Mill and Sawmill

Pursuant to the decision in the fourth quarter of 2008 to permanently shut down the Lebel-sur-Quévillon pulp mill and sawmill of the Papers and Wood reportable segments, respectively, we have recorded a non-cash write-down of $4 million related to fixed assets at both locations consisting mainly of a turbine, a recovery system and saw lines. The write-down represents the difference between the estimated liquidation or salvage value of the fixed assets and their carrying values.

White River Sawmill

In the fourth quarter of 2008, the net assets of the White River sawmill of the Wood reportable segment were held for sale and measured at the lower of its carrying value or estimated fair value less cost to sell. The fair value was determined by analyzing values assigned to it in a current potential sale transaction together with conditions prevailing in the markets where the sawmill operates. Pursuant to such analysis, non-cash write-downs amounting to $8 million related to fixed assets and $4 million related to intangible assets were recorded in the fourth quarter of 2008 to reflect the difference between their respective estimated fair values less cost to sell and their carrying values. The sawmill was sold in June 2009 and we recorded a gain of $1 million related to the transaction.

Impairment of Goodwill

Goodwill is not amortized and is subject to an annual goodwill impairment test. This test is carried out more frequently if events or changes in circumstances indicate that goodwill might be impaired. A Step I goodwill impairment test determines whether the fair value of a reporting unit exceeds the net carrying amount of that reporting unit, including goodwill, as of the assessment date in order to assess if goodwill is impaired. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the fair value, a Step II goodwill impairment test must be performed in order to determine the amount of the impairment charge. The implied fair value of goodwill in this test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination. That is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit represents the implied value of goodwill. To accomplish this Step II test, the fair value of the reporting unit’s goodwill must be estimated and compared to its carrying value. The excess of the carrying value over the fair value is taken as an impairment charge in the period.

For purposes of impairment testing, goodwill must be assigned to one or more of our reporting units. We test goodwill at the reporting unit level. All goodwill, as of December 30, 2007, resided in the Papers segment and based upon the impairment test conducted in the fourth quarter of 2008, as described below, was determined to be impaired and written-off.

Step I Impairment Test

We determined that the discounted cash flow method (“DCF”) was the most appropriate approach to determine fair value of the Papers reporting unit. We have developed our projection of estimated future cash flows for the period from 2009 to 2013 (the “Forecast Period”) to serve as the basis of the DCF as well as a terminal value. In doing so, we have used a number of key assumptions and benchmarks that are discussed under “Key Assumptions” below. Our discounted future cash flow analysis resulted in a fair value of the reporting unit below the carrying value of the Papers reporting units net assets.

In order to evaluate the appropriateness of the conclusions of our Step I impairment test, our estimated fair value as a whole was reconciled to our market capitalization and compared to selected transactions involving the sale of comparable companies.

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

In 2007, we performed our annual impairment test of goodwill. As a result, we determined that the Wood segment goodwill was impaired, necessitating an impairment charge of $4 million. The impairment was largely due to the deteriorating of economic conditions in the Wood segment.

Key Assumptions

The various valuation techniques used in Steps I and II incorporate a number of assumptions that we believe to be reasonable and to reflect forecasted market conditions at the valuation date. Assumptions in estimating future cash flows are subject to a high degree of judgement. We make all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast is made. To this end, we evaluate the appropriateness of our assumptions as well as our overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating those differences therein are reasonable. Key assumptions relate to: prices trends, material and energy costs, the discount rate, rate of decline of demand, the terminal growth rate, and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were used in order to develop projections for the forecast period. Examples of such benchmarks and other assumptions include:

•	Revenues—the evolution of pulp and paper pricing over the forecast period was based on data from RISI.

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

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to our contribution. Pension expense was $24 million for the year ended December 31, 2009 ($21 million in 2008).

We have several defined benefit pension plans covering substantially all employees. In the United States, this includes pension plans that are qualified under the Internal Revenue Code (“qualified”) as well as a plan that provides benefits in addition to those provided under the qualified plans for a select group of employees, which is not qualified under the Internal Revenue Code (“unqualified’). In Canada, plans are registered under the Income Tax Act and under their respective provincial pension acts (“registered”), or plans may provide additional benefits to a select group of employees, and not be registered under the Income Tax Act or provincial pension acts (“non-registered”). The defined benefit plans are generally contributory in Canada and non-contributory in the United States. We also provide post-retirement plans to eligible Canadian and U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The pension and other post-retirement expense and the related obligations are actuarially determined using management’s most probable assumptions.

We account for pensions and other post-retirement benefits in accordance with Compensation-Retirement Benefits Topic of FASB ASC which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated Balance Sheets. Pension and other post-retirement benefit assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of compensation increase, health care cost trend rates, mortality rates, employee early retirements and terminations or disabilities. Changes in these assumptions result in actuarial gains or losses which we have elected to amortize over the expected average remaining service life of the active employee group covered by the plans only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the accrued benefit obligation and the market-related value of plan assets at the beginning of the year.

An expected rate of return on plan assets of 6.8% was considered appropriate by our management for the determination of pension expense for 2009. Effective January 1, 2010, we will use 7.0% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2009 for pension plans were estimated at 6.4% for the accrued benefit obligation and 6.8% for the net periodic benefit cost for 2009 and for post-retirement benefit plans were estimated at 6.3% for the accrued benefit obligation and 6.0% for the net periodic benefit cost for 2009.

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the accrued benefit obligation and 2.8% for the net periodic benefit cost) and for post-retirement benefits (set at 2.8% for the accrued benefit obligation and 3.0% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For measurement purposes, a 7.0% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. The rate was assumed to decrease gradually to 4.1% by 2029 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the accrued pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2009. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

SENSITIVITY ANALYSIS

	PENSION		OTHER POST-RETIREMENT BENEFIT
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST
	(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	$(11)	N/A	N/A
1% decrease	N/A	11	N/A	N/A
Discount rate
Impact of:
1% increase	$(153)	$(7)	$(9)	$(1)
1% decrease	172	13	10	1
Assumed overall health care cost trend
Impact of:
1% increase	N/A	N/A	11	1
1% decrease	N/A	N/A	(9)	(1)

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

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2009:

	TARGET ALLOCATION	PERCENTAGE PLAN ASSETS AS AT DECEMBER 31, 2009	PERCENTAGE PLAN ASSETS AS AT DECEMBER 31, 2008
Fixed income
Cash and cash equivalents	0% -10%	8%	6%
Bonds	49% -59%	51%	53%
Equity
Canadian Equity	10% -18%	13%	11%
U.S. Equity	13% -23%	17%	19%
International Equity	7% -16%	11%	11%

Total(1)		100%	100%

(1) Approximately 89% of the pension plan assets relate to Canadian plans and 11% relate to U.S. plans.

Our funding policy is to contribute annually the amount required to provide for benefits earned in the year, to fund solvency deficiencies and to fund past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. We expect to contribute a minimum total amount of $40 million in 2010 compared to $130 million in 2009 (2008—$194 million) to the pension plans. The payments made in 2009 to the post-retirement benefit plans amounted to $8 million (2008—$8 million).

The estimated future benefit payments from the plans for the next ten years at December 31, 2009 are as follows:

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS	PENSION PLANS	OTHER POST- RETIREMENT BENEFIT PLANS
	(in millions of dollars)
2010	$102	$7
2011	96	7
2012	97	7
2013	130	7
2014	102	7
2015 – 2019	551	39

Asset Backed Commercial Paper

At December 31, 2009, Domtar Corporation’s Canadian defined benefit pension funds held asset backed commercial paper (“ABCP”) valued at $205 million (CDN$214 million) with a nominal value of $359 million (CDN$376 million). At December 31, 2008, the plans held ABCP investments valued at $198 million (CDN$242 million). The value of the notes benefited from an increase in the value of the Canadian dollar and improving credit markets. Repayments in 2009 reduced the total amount outstanding of the notes.

Most of these investments (87% of nominal value (2008—89% of nominal value) were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009, while the remainder are in conduits restructured outside the Montreal Accord or subject to litigation between the sponsor and the credit counterparty.

There is no active, liquid quoted market for the ABCP held by the Company’s pension plans. The fair value of the ABCP notes is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for new notes as at December 31, 2009.

The largest conduit owned by the pension plans in the Montreal Accord contains mainly of collateral investments that back credit default derivatives that protect counterparties against credit defaults above a specified threshold on different portfolios of corporate credits. The valuation methodology was based upon determining an appropriate credit spread for each class of notes based upon the implied protection level provided by each class against potential credit defaults. This was done by comparison to spreads for an investment grade credit default index and the comparable tranches within the index for equivalent credit protection. In addition, a liquidity premium of 1.75% was added to this spread. The resulting spread was used to calculate the present value of all such notes, based upon the anticipated maturity date. An additional discount of 2.5% was applied to reflect uncertainty over collateral values held to support the derivative transactions. An increase in the discount rate of 1% would reduce the value by $9 million (CDN$9 million) for these notes.

The value of the remaining notes that were subject to the Montreal Accord were sourced either from the asset manager of these notes, or from trading values for similar securities of similar credit quality. The conduits outside the Montreal Accord, which also provide protection to counterparties against credit defaults through derivatives, were valued based upon the collateral value held in the conduit net of the market value of the credit derivatives as provided by the sponsor of the conduit, with an additional discount (equivalent to 1.75% per annum) applied for illiquidity. One conduit still subject to litigation was valued at zero.

Possible changes that could have a material effect on the future value of the ABCP include (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABCP market, and (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits.

We do not expect liquidity issues to affect the pension funds since pension fund obligations are primarily long-term in nature. Losses in the pension fund investments, if any, would result in future increased contributions by us or our Canadian subsidiaries. Additional contributions to these pension funds would be required to be paid over five-year or ten-year periods, depending upon applicable provincial jurisdiction and its requirements for amortization. Losses, if any, would also impact operating earnings over a longer period of time and immediately increase liabilities and reduce equity.

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

Our short-term deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions for restructuring, as well as a portion of our net operating loss carry forwards. The majority of these items are expected to be utilized or paid out over the next year. Our long-term deferred tax assets and liabilities are mainly composed of temporary differences pertaining to plant, equipment, pension and post-retirement liabilities, the remaining portion of net operating loss carry forwards and others items, net of valuation allowance on a portion of our Canadian deferred tax assets. Estimating the ultimate settlement period requires judgment and our best estimates. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense as recorded in our results of operations.

In addition, American and Canadian tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. On January 1, 2007, we adopted the provisions for Uncertainty in Income Taxes, Topic of FASB ASC. The adoption of the provisions of Income Taxes pertaining to unrecognized tax benefits had no impact on our consolidated financial statements. In accordance with Income Taxes Topic of FASB ASC, we evaluate new tax positions that result in a tax benefit to the Company and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized, except to the extent that benefits recognized in Canada are offset by a change in the valuation allowance on deferred tax assets. At December 31, 2009, we had gross unrecognized tax benefits of $226 million. If our income tax positions with respect to the alternative fuel mixture tax credits are sustained, either all or in part, then we would recognize a tax benefit in the future equal to the amount of the benefits sustained. We do not expect any material changes to the amount of these benefits to occur in the next 12 months. Our tax treatment of the income related to the alternative fuel mixture tax credits resulted in the recognition of a tax benefits of $36 million which impacted the U.S. effective tax rate in 2009. Our current expectation is that this credit will not be available in 2010 and thus is not expected to impact our effective tax rate in the future unless new legislation is introduced and passed. Refer to Item 8, Financial Statements and Supplementary Data, Note 10, of this Annual Report on Form 10-K for detail on the unrecognized tax benefits.

Alternative Fuel Mixture Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative fuel mixtures derived from biomass. We submitted an application with the U.S. Internal Revenue Service (“IRS”) to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. In 2009, we recorded $498 million of such credits in Other operating income on the Consolidated Statements of Earnings (Loss). The amounts for the refundable credits are based on the volume of alternative mixtures produced and burned during that period. According to the Code, the tax credit expires at the end of 2009.

In 2009, we received $140 million in cash related to these claims. Any receivables under this program are presented as a component of Income and other taxes receivable on the Consolidated Balance Sheets. In the second quarter of 2009, we stopped claiming these credits for immediate refund as they were being earned and ultimately decided to claim the remaining refundable credits on our 2009 annual U.S. income tax return, which is expected to be filed in the first half of 2010. Refer to Note 10, “Income Taxes,” for additional information regarding unrecognized tax benefits.

Closure and Restructuring Costs

Closure and restructuring costs are recognized as liabilities in the period when they are incurred and are measured at their fair value. For such recognition to occur, management, with the appropriate level of authority, must have approved and committed to a firm plan and appropriate communication to those affected must have occurred. These provisions require an estimation of costs such as severance and termination benefits, pension and curtailments and environmental remediation, and an evaluation of the fair value of the working capital and property, plant and equipment is required to determine the required write-downs, if any. The closure and restructuring expense also includes costs relating to demolition, training and outplacement.

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring costs are based on management’s best estimates of future events at December 31, 2009. Closure costs and restructuring estimates are dependent on future events. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital and property, plant and equipment write-downs may be required in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products: [1]
Papers
20-lb repro bond, 92 bright (copy)	$16
50-lb offset, rolls	3
Coated publication No.5, 40-lb offset, rolls	2
Other	15
Pulp—net position	17
Wood (lumber) [2]	10

Interest rate [3] (1% change in interest rate on our floating rate debt)	3

Foreign exchange, excluding depreciation and amortization (US $0.01 change in relative value to the Canadian dollar before hedging)	11

Energy [4]
Natural gas: $0.25/MMBtu change in price before hedging	4
Crude oil: $10/barrel change in price before hedging	4

1	Based on estimated 2010 capacity (ST, ADMT or MFBM).
2	Based on estimated 2010 capacity for operating sawmills only.
3	Based on balances of our secured term loan facility at December 31, 2009.
4	Based on estimated 2010 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

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

CREDIT RISK

We are exposed to credit risk on the accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit histories before granting credit and conduct regular reviews of existing customers’ credit performance. In addition, we aim to not rely heavily on a small number of significant customers, and we do not have a customer in 2009 that represents more than 10% of our total sales. We buy credit insurance to mitigate part of our exposure to credit risk. As at December 31, 2009, we had no customer that represented more than 10% of our receivables, prior to the effect of receivables securitization (2008—we had one customer that represented 11% of the receivables ($54 million)).

We are also exposed to credit risk in the event of non-performance by counterparties to our financial instruments. We minimize this exposure by entering into contracts with counterparties that we believe are of high credit quality. Collateral or other security to support financial instruments subject to credit risk is usually not obtained. We regularly monitor the credit standing of counterparties. We are exposed to credit risk in the event of non-performance by our insurers. We minimize our exposure by doing business only with large reputable insurance companies.

COST RISK

Cash flow hedges

We purchase natural gas and oil at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas and oil, we may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas and oil purchases. We formally document the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge forecasted purchases over the next three years. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the volumes under derivative financial instruments for natural gas and oil contracts outstanding as of December 31, 2009 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts		Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for (a)
				2010	2011	2012
Natural gas	6,540,000	MMBTU (1)	$50	26%	12%	3%
Oil	12,000	BBL (2)	$0.4	3%	—%	—%

(1)	MMBTU: Millions of British thermal units
(2)	BBL: Barrels

(a)	The percentage of coverage represents the derivative financial instrument positions. The percentage of natural gas and oil purchases under fixed price contracts, for both derivative financial instrument and physical delivery, for 2010 are 26% and 3%, 2011 are 12% and nil and 2012 are 3% and nil, respectively.

The natural gas and oil derivative contracts were fully effective for accounting purposes as of December 31, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) for the year ended December 31, 2009 resulting from hedge ineffectiveness (2008—nil).

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

We formally document the relationship between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next twelve months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2009 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues, under contracts for
			2010
Currency options purchased	CDN	$440	55%
Currency options sold	CDN	$440	55%

The currency options are fully effective as at December 31, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) for the year ended December 31, 2009 resulting from hedge ineffectiveness (2008—nil).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Reports to Shareholders of Domtar Corporation

Management’s Report on Financial Statements and Practices

The accompanying Consolidated Financial Statements of Domtar Corporation and its subsidiaries (the “Company”) were prepared by management. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s best judgments and estimates. Management is responsible for the completeness, accuracy and objectivity of the financial statements. The other financial information included in the annual report is consistent with that in the financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control— Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Domtar Corporation and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits which were integrated audits in 2009 and 2008. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 26, 2010

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
Sales	5,465	6,394	5,947
Operating expenses
Cost of sales, excluding depreciation and amortization	4,472	5,225	4,757
Depreciation and amortization	405	463	471
Selling, general and administrative	345	400	408
Impairment and write-down of property, plant and equipment (NOTE 4)	62	383	92
Impairment of goodwill and intangible assets (NOTE 4)	—	325	4
Closure and restructuring costs (NOTE 17)	63	43	14
Other operating income (NOTE 8)	(497)	(8)	(69)

	4,850	6,831	5,677

Operating income (loss)	615	(437)	270
Interest expense (NOTE 9)	125	133	171

Earnings (loss) before income taxes	490	(570)	99
Income tax expense (NOTE 10)	180	3	29

Net earnings (loss)	310	(573)	70

Per common share (in dollars) (NOTE 6)
Net earnings (loss)
Basic	7.21	(13.33)	1.77
Diluted	7.18	(13.33)	1.76
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	43.0	43.0	39.5
Diluted	43.2	43.0	39.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	December 31, 2009	December 31, 2008
	$	$
Assets
Current assets
Cash and cash equivalents	324	16
Receivables, less allowances of $8 and $11 (NOTE 11)	536	477
Inventories (NOTE 12)	745	963
Prepaid expenses	46	27
Income and other taxes receivable	414	56
Deferred income taxes (NOTE 10)	137	116

Total current assets	2,202	1,655
Property, plant and equipment, at cost	9,575	8,963
Accumulated depreciation	(5,446)	(4,662)

Net property, plant and equipment (NOTE 14)	4,129	4,301
Intangible assets, net of amortization (NOTE 15)	85	81
Other assets (NOTE 16)	103	67

Total assets	6,519	6,104

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	43	43
Trade and other payables (NOTE 19)	686	646
Income and other taxes payable	31	36
Long-term debt due within one year (NOTE 20)	11	18

Total current liabilities	771	743
Long-term debt (NOTE 20)	1,701	2,110
Deferred income taxes and other (NOTE 10)	1,019	824
Other liabilities and deferred credits (NOTE 21)	366	284

Commitments and contingencies (NOTE 23)

Shareholders’ equity
Common stock (NOTE 22) $0.01 par value; authorized 2,000,000,000 shares; issued and outstanding: 42,062,408 and 41,219,727 shares	—	5
Exchangeable shares (NOTE 22) No par value; unlimited shares authorized; issued and held by nonaffiliates: 982,321 and 1,741,358 shares	78	138
Additional paid-in capital	2,816	2,743
Accumulated deficit	(216)	(526)
Accumulated other comprehensive loss	(16)	(217)

Total shareholders’ equity	2,662	2,143

Total liabilities and shareholders’ equity	6,519	6,104

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Common stock, at par	Exchangeable shares	Business Unit equity	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		$	$	$	$	$	$	$
Balance at December 31, 2006	—	—	—	2,852	—	—	63	2,915
Contribution of Weyerhaeuser fine paper business to Domtar Corporation	284.1	3	—	—	—	—	—	3
Net earnings to March 6, 2007	—	—	—	23	—	—	—	23
Distribution to Weyerhaeuser Co prior to March 7, 2007	—	—	—	(1,431)	—	—	—	(1,431)
Acquisition of Domtar Inc. (NOTE 3)	231.0	2	500	—	1,032	—	—	1,534
Post closing adjustments (NOTE 1)	—	—	—	(112)	—	—	5	(107)
Transfer of business unit equity	—	—	—	(1,332)	1,332	—	—	—
Conversion of exchangeable shares	—	—	(207)	—	207	—	—	—
Issuance of common shares	0.3	—	—	—	2	—	—	2
Net earnings from March 7 to December 30, 2007	—	—	—	—	—	47	—	47
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	250	250
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax	—	—	—	—	—	—	(39)	(39)

Balance at December 30, 2007	515.4	5	293	—	2,573	47	279	3,197

Conversion of exchangeable shares	—	—	(155)	—	155	—	—	—
Issuance of common shares	0.1	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	14	—	—	14
Net loss	—	—	—	—	—	(573)	—	(573)
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $3	—	—	—	—	—	—	(77)	(77)
Less: Reclassification adjustments for losses included in net loss, net of tax of nil							25	25
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	(392)	(392)
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax	—	—	—	—	—	—	(53)	(53)
Amortization of prior service costs	—	—	—	—	—	—	1	1

Balance at December 31, 2008	515.5	5	138	—	2,743	(526)	(217)	2,143

Conversion of exchangeable shares	—	—	(60)	—	60	—	—	—
Reverse stock split (12:1)	(472.5)	(5)	—	—	5	—	—	—
Stock-based compensation	—	—	—	—	8	—	—	8
Net earnings	—	—	—	—	—	310	—	310
Net derivative gains on cash flow hedges:
Net gain arising during the period, net of tax $2	—	—	—	—	—	—	51	51
Less: Reclassification adjustments for gains included in net earnings, net of tax of $1	—	—	—	—	—	—	18	18
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	206	206
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax	—	—	—	—	—	—	(74)	(74)

Balance at December 31, 2009	43.0	—	78	—	2,816	(216)	(16)	2,662

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
Operating activities
Net earnings (loss)	310	(573)	70
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	405	463	471
Deferred income taxes and tax uncertainties (NOTE 10)	157	(42)	(73)
Impairment and write-down of property, plant and equipment (NOTE 4)	62	383	92
Impairment of goodwill and intangible assets (NOTE 4)	—	325	4
Gain on repurchase of long-term debt and debt restructuring costs	(12)	(11)	25
Net gains on disposals of property, plant and equipment and sale of trademarks	(5)	(9)	—
Stock-based compensation expense	8	16	12
Other	14	12	(2)
Changes in assets and liabilities, net of effects of acquisition
Receivables	(55)	7	(39)
Inventories	261	(85)	38
Prepaid expenses	(3)	(19)	6
Trade and other payables	38	(117)	68
Income and other taxes	(357)	13	13
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(61)	(141)	(69)
Other assets and other liabilities	30	(25)	(10)

Cash flows provided from operating activities	792	197	606

Investing activities
Additions to property, plant and equipment	(106)	(163)	(116)
Proceeds from disposals of property, plant and equipment and sale of trademarks	21	35	29
Business acquisition—cash acquired	—	—	573
Business acquisition—joint venture	—	(12)	—
Other	—	—	(1)

Cash flows provided from (used for) investing activities	(85)	(140)	485

Financing activities
Net change in bank indebtedness	—	(24)	(21)
Change of revolving bank credit facility	(60)	10	50
Issuance of short-term debt	—	—	1,350
Issuance of long-term debt	385	—	800
Repayment of short-term debt	—	—	(1,350)
Repayment of long-term debt	(725)	(95)	(311)
Debt issue costs	(14)	—	(39)
Premium on redemption of long-term debt	—	—	(40)
Repurchase of minority interest	—	—	(28)
Distribution to Weyerhaeuser prior to March 7, 2007	—	—	(1,431)
Other	—	—	(5)

Cash flows used for financing activities	(414)	(109)	(1,025)

Net increase (decrease) in cash and cash equivalents	293	(52)	66
Translation adjustments related to cash and cash equivalents	15	(3)	4
Cash and cash equivalents at beginning of year	16	71	1

Cash and cash equivalents at end of year	324	16	71

Supplemental cash flow information
Net cash payments for:
Interest	125	120	155
Income taxes paid (refund)	(20)	49	112

The accompanying notes are an integral part of the consolidated financial statements.

TABLE OF CONTENTS

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

On August 22, 2006, Weyerhaeuser and certain 100% owned subsidiaries entered into an agreement with Domtar Inc. providing for:

•	A series of transfers and other transactions resulting in the Business Unit becoming 100% owned by the Company (the “Contribution”);

•	The distribution of shares of the Company to Weyerhaeuser shareholders (the “Distribution”); and

•	The combination of Domtar Inc., treated as a purchase for accounting purposes, with the Company.

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

For accounting and financial reporting purposes, the Business Unit is considered to be the “Predecessor” to Domtar and as a result, its historical financial statements now constitute the historical financial statements of Domtar. Accordingly, the results reported for 2009 and 2008 include results of the Successor for the entire period and those reported for 2007 include the results of operations of the Business Unit, on a carve-out basis, for the period from January 1, 2007 to March 6, 2007 and the results of operations of the Successor for the period from March 7, 2007 to December 30, 2007.

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

Although Weyerhaeuser Company does not have a continuing proprietary interest in Domtar Corporation, the Company entered into several agreements with Weyerhaeuser Company and/or certain of its subsidiaries in connection with the Transaction, including a tax sharing agreement, an intellectual property licensing agreement, a transition services agreement, fiber and pulp supply agreements and site services agreements. These agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

enabled the Company to continue to operate the Business Unit efficiently following the completion of the Transaction. The majority of the transition services agreement was completed at the end of 2008, of which the balance was completed in early 2009.

BASIS OF PRESENTATION

The Contribution constituted a transfer of net assets between entities under common control, and as a result, the Company reports the accounts of the Business Unit at their historical cost or carry over basis as of the date of the Contribution. The agreements giving effect to the spin-off of the Business Unit provide for various post-closing transaction adjustments and the resolution of matters. There are no unresolved matters at December 31, 2009. The post-closing adjustments made through December 30, 2007 are as follows: $38 million increase in long-term liabilities and decrease in Business Unit equity related to the recognition of other post-retirement benefit obligations (including $3 million for post-employment benefit obligations) that were assumed as part of the Transaction but were not reflected in the historical carve-out financial statements of the Weyerhaeuser Fine Paper Business; $21 million increase in deferred tax liabilities and decrease in Business Unit equity related to the contribution of Canadian assets with a tax basis that was different Post-Transaction than was assumed in the carve-out financial statements; $44 million decrease in property, plant and equipment related to differences in the carve-out basis of shared assets versus the basis of assets actually transferred in the transaction; $4 million increase in trade and other payables.

The combination of Domtar Inc. with the Company constituted, for accounting purposes, the acquisition of Domtar Inc. by Domtar Corporation and, as a result, the Company reports the results of Domtar Inc. starting on March 7, 2007.

In June 2009, the Company carried out a reverse stock split, as described in Note 6. All previously reported share and per share amounts have been retrospectively restated in the accompanying consolidated financial statements and related notes to reflect the reverse stock split.

The Company has evaluated events and transactions occurring subsequent to the Consolidated Balance Sheet date of December 31, 2009, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through February 26, 2010, the date the financial statements were issued.

PREDECESSOR FINANCIAL STATEMENTS FOR PERIOD PRIOR TO MARCH 7, 2007

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

The combined statements of earnings for the Business Unit include allocations of certain costs from Weyerhaeuser directly related to the operations of the Business Unit, including an apportionment of certain centralized general and administrative costs for accounting, human resources, purchasing, information systems, transaction services, payroll processing costs, legal fees and other overhead costs. These centralized costs were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

allocated to the Business Unit using a three-part apportionment factor based on relative headcount, assets and certain revenue. Weyerhaeuser pension and other post-retirement benefits expense was allocated based on relative salaried headcount, with the exception of pension expense of four Canadian pension plans related solely to the Business Unit which are directly included in the combined statements of operations. Management believes the methodology applied for the allocation of these costs is reasonable. Except for an immaterial amount of interest on capital leases and debt that was assumed by the Company, interest expense has not been allocated to the Business Unit.

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

The consolidated financial statements include the accounts of Domtar Corporation and its controlled subsidiaries. The accounting policies applied by the Successor are the same as the ones applied by the Predecessor. Starting in 2008, the fiscal year is based on a calendar year and ends December 31. Fiscal years 2009 and 2008 consist of 52 weeks and one day and 52 weeks and three days, respectively, and fiscal year 2007, consisted of 52 weeks. To conform with the basis of presentation adopted in the current period, certain figures previously reported have been reclassified.

USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates and assumptions, including those related to environmental matters, useful lives, impairment of long-lived assets, pension and other employee future benefit plans, income taxes, closure and restructuring costs, commitments and contingencies and asset retirement obligations, based on currently available information. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

The local currency is considered the functional currency for the Company’s operations outside the United States. Foreign currency denominated assets and liabilities are translated into U.S. dollars at the rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. All gains and losses arising from the translation of the financial statements of these foreign subsidiaries are included in Accumulated other comprehensive loss a component of Shareholders’ equity. Foreign currency transaction gain and losses are included in operations in the period they occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

REVENUE RECOGNITION

Domtar Corporation recognizes revenues when the customer takes title and assumes the risks and rewards of ownership. Revenue is recorded at the time of shipment for terms designated free on board (f.o.b) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when the title and risk of loss are transferred.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of Cost of sales in the Consolidated Statements of Earnings (Loss).

CLOSURE AND RESTRUCTURING COSTS

Closure and restructuring costs are recognized as liabilities in the period when they are incurred and are measured at their fair value. For such recognition to occur, management, with the appropriate level of authority, must have approved and committed to a firm plan and appropriate communication to those affected must have occurred. These provisions require an estimation of costs such as severance and termination benefits, pension and curtailments and environmental remediation, and an evaluation of the remaining assets and their estimated remaining useful life is required to determine the adjusted depreciation expense, and to determine the required write-downs, if any. The closure and restructuring costs also include expenses relating to demolition, training and outplacement.

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring costs are based on management’s best estimates of future events at December 31, 2009. Closure and restructuring costs estimates are dependent on future events. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital write-downs may be required in future periods.

INCOME TAXES

Domtar Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The change in the net deferred tax asset or liability is included in earnings (loss) and accumulated other comprehensive loss. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not (a probability level of more than 50 percent) that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets.

The Company recognizes interest and penalties related to income tax matters as a component of Income tax expense in the Consolidated Statement of Earnings (Loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost which approximates fair value.

RECEIVABLES

Receivables are recorded at cost net of a provision for doubtful accounts that is based on expected collectibility. Gains or losses on securitization of receivables are calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds on sale and the fair value of the retained subordinate interest in such receivables on the date of transfer. Fair value is determined on a discounted cash flow basis. Gains or losses related to the sales of receivables are recognized in earnings as a component of Interest expense in the Consolidated Statements of Earnings (Loss) in the period when the sale occurs.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain domestic raw materials, in process and finished goods inventories. LIFO inventories were $304 million and $426 million at December 31, 2009 and December 31, 2008, respectively. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are costed at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $58 million and $97 million greater at December 31, 2009 and December 31, 2008, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation including asset impairment write-downs. Interest costs are capitalized for significant capital projects. For timber limits and timberlands, amortization is calculated using the units of production method. For all other assets, amortization is calculated using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are amortized over periods of 10 to 40 years and machinery and equipment over periods of 3 to 20 years. No depreciation is recorded on assets under construction.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

ENVIRONMENTAL COSTS

Environmental expenditures for effluent treatment, air emission, landfill operation and closure, asbestos containment and removal, bark pile management, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, Domtar Corporation incurs certain operating costs for environmental matters that are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted, except for a portion which are discounted, due to more certainty with respect to timing of expenditures and are recorded when remediation efforts are probable and can be reasonably estimated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

Deferred Share Units vest immediately at the grant date and are remeasured at each reporting period, until settlement, using the quoted market value. Deferred Share Units are accounted for as compensation expense and presented in Other liabilities and deferred credits on the Consolidated Balance Sheets.

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

In a fair value hedge, hedging instruments are carried on the Consolidated Balance Sheets at fair value, with changes in fair value recognized in the Consolidated Statement of Earnings (Loss). The changes in fair value of the hedged item attributable to the hedged risk is also recorded in the Consolidated Statement of Earnings (Loss) by way of a corresponding adjustment of the carrying amount of the hedged items recognized in the Consolidated Balance Sheet.

In a cash flow hedge, hedging instruments are carried on the Consolidated Balance Sheets at fair value, with changes in fair value of derivative financial instruments are recorded in Other comprehensive income (loss). These amounts are reclassified in the Consolidated Statement of Earnings (Loss) in the periods in which results are affected by the cash flows of the hedged item. Hedges of net investments in self-sustaining operations are treated in a manner similar to cash flow hedges. Any hedge ineffectiveness is recorded in the Consolidated Statement of Earnings (Loss) when incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

PENSION PLANS

Domtar Corporation’s plans include funded and unfunded defined benefit pension plans and defined contribution plans. Domtar Corporation recognizes the overfunded or underfunded status of defined benefit pension plans as an asset or liability in the Consolidated Balance Sheets. The net periodic benefit cost includes the following:

•	The cost of pension benefits provided in exchange for employees’ services rendered during the period,

•	The interest cost of pension obligations,

•	The expected long-term return on pension fund assets based on a market value of pension fund assets,

•	Gains or losses on settlements and curtailments,

•	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately 12 years of the active employee group covered by the plans,

•

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the accrued benefit obligation or market value of plan assets at the beginning of the year over the average remaining service period of approximately 12 years of the active employee group covered by the plans.

The defined benefit plan obligations are determined in accordance with the projected unit credit actuarial cost method.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

ALTERNATIVE FUEL MIXTURE TAX CREDITS

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative fuel mixtures derived from biomass. The Company submitted an application with the U.S. Internal Revenue Service (“IRS”) to be registered as an alternative fuel mixer and received notification that its registration had been accepted in late March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. In 2009, the Company recorded $498 million of such credits in Other operating income on the Consolidated Statements of Earnings (Loss). The amounts for the refundable credits are based on the volume of alternative mixtures produced and burned during that period. According to the Code, the tax credit expires at the end of 2009.

In 2009, the Company received $140 million in cash related to these claims. Any receivables under this program are presented as a component of Income and other taxes receivable on the Consolidated Balance Sheets. In the second quarter of 2009, the Company stopped claiming these credits for immediate refund as they were being earned, and ultimately decided to claim the remaining refundable credits on the Company’s 2009 annual U.S. income tax return, which is expected to be filed in the first half of 2010. Please refer to Note 10, “Income Taxes,” for additional information regarding unrecognized tax benefits.

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED IN 2009

FASB ACCOUNTING STANDARDS CODIFICATION

In July 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) became the single source of authoritative GAAP in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, Emerging Issues Task Force (“EITF”) abstracts, and other accounting literature (together, “previous GAAP”). The Codification eliminated this hierarchy and replaced previous GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with just two levels of literature; namely, authoritative and nonauthoritative.

The FASB has indicated that the ASC does not change previous GAAP, instead, the changes aim to reduce the time and effort it takes for users to research accounting questions and improve the usability of accounting standards by reorganizing them into a topical format, where each topic is subdivided into a number of levels that aggregate all elements of literature related to this topic.

For reporting purposes, the FASB ASC has become effective for financial statements issued for interim and annual periods ended after September 15, 2009. The Company adopted the FASB ASC in its September 30, 2009 consolidated financial statements with no significant impact.

FAIR VALUE MEASUREMENTS

The Company adopted the guidance of Fair Value Measurements and Disclosures Topic of FASB ASC, concerning the fair value measurements and disclosures of financial assets and financial liabilities in the first

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

quarter of 2008. The FASB deferred the effective date of this guidance for one year as it applies to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. Domtar adopted the deferred guidance in the first quarter of 2009. This guidance provides a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value. The guidance applies when other accounting standards require or permit fair value measurements but does not require any new fair value measurements.

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. This modification emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The modification also provides guidance on identifying transactions that are not orderly by assessing certain factors among which are: an adequate marketing period for the asset or liability, whether the seller is in a distressed state and whether the transaction price is an outlier compared with recent transactions. The modification amends the disclosure provisions required by the Fair Value Measurements and Disclosures Topic of FASB ASC to require entities to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value.

These modifications are effective for interim and annual periods ending after June 15, 2009, and have consequently been adopted by the Company starting from its June 30, 2009 consolidated financial statements. Since the Company did not hold any assets or liabilities that are within the scope of these modifications, for which the volume and level of activity have significantly decreased, the measurement requirements outlined were of no impact on its fair value measurements. However, the Company’s defined benefit pension plans hold investments in asset backed commercial paper for which there is no active liquid market (see Note 7).

FAIR VALUE DISCLOSURES FOR INTERIM PERIODS

In April 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the interim disclosures about fair value of financial instruments, to require interim-period disclosures about fair value of financial instruments that were previously made on an annual basis only.

This modification is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. The Company adopted the disclosure requirements in its June 30, 2009 consolidated financial statements with no significant impact.

MEASURING LIABILITIES AT FAIR VALUE

In August 2009, the FASB issued a modification of the Fair Value Measurements and Disclosures Topic of FASB ASC concerning the measurement of liabilities at fair value when there is a lack of observable market information. This modification provides clarification of the valuation techniques that are required in circumstances in which a quoted price in an active market for the identical liability is not available. The modification of the valuation techniques had no impact on the Company’s fair value measurements. This modification is effective for the first reporting period (including interim periods) beginning after issuance. The Company adopted the modification in its September 30, 2009 consolidated financial statements with no significant impact.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

PENSION PLAN ASSETS

In December 2008, the FASB issued Employers’ Disclosures about Post-retirement Benefit Plan Assets (now included in Compensation—Retirement Benefits Topic of FASB ASC), providing guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan to include:

•	qualitative disclosures about investments policies and strategies;

•	disclosures about the major categories of plan assets;

•	disclosures about fair value measurements of plan assets; and

•	disclosures about significant concentrations of risk.

This modification is effective for annual periods ending after December 15, 2009, with no obligation to present the same disclosures for earlier periods that are presented for comparative purposes and early adoption is permitted. The Company adopted the disclosure requirements in its December 31, 2009 consolidated financial statements with no significant impact.

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

This topic is effective prospectively for interim or annual periods ending after June 15, 2009. Management applied the requirements of this topic in the preparation of its consolidated financial statements, as mentioned in Note 1, beginning June 30, 2009 with no significant impact.

EQUITY

In January 2010, the FASB issued Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and not a stock dividend for purposes of applying Equity and Earnings Per Share Topics of FASB ASC.

The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and will not impact the Company unless the Company decides to proceed with a distribution to shareholders with components of stock and cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

BUSINESS COMBINATIONS

The Company adopted the guidance of Business Combination Topic of FASB ASC, in the first quarter of 2009. The application of this guidance had no impact on the Company’s financial position, results of operations or cash flows as there was no business acquisition during the year. The guidance may materially change the accounting for future business combinations.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted during the first quarter of 2009, the guidance of Derivatives and Hedging Topic of FASB ASC, concerning the quarterly disclosure requirements of an entity’s derivative instruments and hedging activities without any significant impact.

INTANGIBLE ASSETS

The Company adopted during the first quarter of 2009, the guidance of Intangibles—Goodwill and Other Topic of FASB ASC, concerning the factors that should be considered in developing renewal or extensions assumptions used to determine the useful life of a recognized intangible asset and the additional disclosure requirements related to recognized intangible assets. The initial adoption of this accounting guidance had no impact on the Company’s financial position, results of operations or cash flows.

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

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Although the new amendment will impact the way the Company accounts for transfers of financial assets, the Company does not expect the adoption of this accounting guidance to materially impact our financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

VARIABLE INTEREST ENTITIES

In June and December 2009, the FASB issued guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009, and for interim and annual reporting periods thereafter. The initial adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

FAIR VALUE DISCLOSURES

In January 2010, the FASB issued an Update of the Fair Value Measurements and Disclosures Topic of FASB ASC requiring new disclosures and amending existing guidance. This Update provides amendments that require new disclosures as follows:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for transfers;

•

In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements.

This Update also provides amendments that clarify existing disclosures as follows:

•	A reporting entity should provide fair value measurements for each class of assets and liabilities;

•

A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall either in Level 2 or Level 3.

These modifications are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company does not anticipate these new disclosure requirements to have a significant impact compared to its present level of disclosures.

NOTE 3.

BUSINESS COMBINATION

As discussed in Note 1, on March 7, 2007, Domtar Corporation completed the Transaction to combine the Weyerhaeuser Fine Paper Business with Domtar Inc. Under the Transaction, Domtar Corporation issued 12,995,609 shares of common stock and Domtar Canada Paper Inc., a 100% owned subsidiary of Domtar Corporation, issued 6,250,359 exchangeable shares to acquire Domtar Inc. This Transaction was considered, for accounting purposes, as the acquisition of Domtar Inc. by Domtar Corporation and has been accounted for using the purchase method. Accordingly, the purchase price was based upon the estimated fair value of Domtar

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

Corporation common stock issued plus acquisition costs directly related to the Transaction. Since no quoted market price existed for the shares of the Company’s common stock, the purchase price was based on the fair value of the net assets acquired on August 23, 2006, the date on which the terms of the Transaction were agreed to and announced. The fair value of Domtar Inc. common shares of $79.56 per share used in the calculation of the purchase price was based upon the average closing price of Domtar Inc. common shares on the Toronto Stock Exchange for the five trading days beginning August 21, 2006 and ending August 25, 2006, converted at the average daily foreign exchange rate of the Bank of Canada. The number of outstanding Domtar Inc. common shares used in the calculation of the fair value was based on the same periods.

The following table summarizes the components of the total purchase price :

19,286,404 common shares of Domtar Inc. outstanding at an average closing price of $79.56 per share	$1,534
Direct acquisition costs	28

Estimated total purchase price, net of assumed debt	$1,562

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which were based on information available at that time. During the fourth quarter of 2007, the Company completed the valuation of all assets and liabilities.

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

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following unaudited pro-forma information for the year ended December 30, 2007, presents a summary of consolidated results of operations of the Company as if the combination had occurred at the beginning of the respective fiscal periods. These unaudited pro forma results have been prepared for comparative purposes only.

Year ended December 30, 2007
$
Sales	6,520
Operating expenses, excluding depreciation and amortization and impairment of goodwill and property, plant and equipment	5,646
Depreciation and amortization	506
Impairment of goodwill and property, plant and equipment	96

Operating income	272
Earnings before income taxes	70
Net earnings applicable to common shares	47

Basic earnings per share (in dollars)	1.19
Diluted earnings per share (in dollars)	1.18
Basic weighted average number of common shares outstanding (millions)	39.5
Diluted weighted average number of common shares outstanding (millions)	39.7

The above includes a charge of $29 million for transaction related costs of Domtar Inc. incurred in the year ended December 30, 2007.

NOTE 4.

IMPAIRMENT AND WRITE-DOWN OF GOODWILL AND LONG-LIVED ASSETS

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the long-lived assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the long-lived assets exceeds their estimated undiscounted future cash flows in order to assess if the assets are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets, a Step II impairment test must be carried out to determine the impairment charge. In Step II, long-lived assets are written down to their estimated fair values. Given there is generally no readily available quoted value for the Company’s long-lived assets, the Company determines fair value of its long-lived assets using the estimated discounted future cash flow (“DCF”) expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The DCF in Step II is based on the undiscounted cash flows in Step I.

Plymouth Pulp and Paper Mill

Conversion to Fluff Pulp

In the fourth quarter of 2009, as a result of the decision to permanently shut down the remaining paper machine and convert our Plymouth facility to a dedicated fluff pulp production facility, the Company recognized,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

under Impairment and write-down of property, plant and equipment, $13 million of accelerated depreciation in relation to the assets that will cease productive use in October 2010 when the conversion is completed. We expect to record a further $39 million of accelerated depreciation over the first nine months of 2010 in relation to these assets.

Given the substantial change in use of the pulp and paper mill, we conducted a Step I impairment test and concluded that the recognition of an impairment loss for the Plymouth mill’s long-lived assets was not required as the aggregate estimated undiscounted future cash flows exceeded the carrying value of the asset group of $336 million at the time of the announcement by a significant amount.

Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from the Company’s forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

The following table summarizes the approximate impact that a change in the key assumption would have on the estimated undiscounted future cash flows at December 31, 2009, while holding all other assumptions constant:

Key Assumption	Increase of	Approximate impact on the undiscounted cash flows
		(in millions of dollars)
Fluff pulp pricing	$5/ton	$31

Closure of Paper Machine

In the first quarter of 2009, the Company announced that it would permanently reduce its paper manufacturing at its Plymouth mill, by closing one of the two paper machines comprising the mill’s paper production unit. As a result, at the end of February 2009, there was a curtailment of 293,000 tons of the mill’s paper production capacity and the closure affected approximately 185 employees and a $35 million accelerated depreciation charge was recorded in the first quarter of 2009 for the related write-down on plant and equipment. Given the closure of the paper machine, the Company conducted a Step I impairment test on the Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

Prince Albert Pulp Mill

As a result of a review of the current options for the disposal of the assets of this facility in the fourth quarter of 2009, the Company revised the estimated net realizable values of the remaining assets and recorded a non-cash write-down of $14 million related to fixed assets, mainly a turbine and a boiler. The write-down represents the difference between the new estimated liquidation or salvage value of the fixed assets and their carrying values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

Dryden Pulp and Paper Mill

In the fourth quarter of 2008, as a result of the decision to permanently shut down the remaining paper machine and converting center of the Dryden mill, the Company wrote-down of $11 million of the net book value to bring these assets to their estimated recoverable amount. Given the substantial change in use of the pulp and paper mill, the Company conducted a Step I impairment test on the remaining Dryden pulp mill operation’s fixed assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, the forecasted exchange rate for the U.S. dollar and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

Step I of the impairment test demonstrated that the carrying values of the fixed assets exceeded their estimated undiscounted future cash flows, indicating that an impairment existed. A Step II test was undertaken to determine the fair value of the remaining assets and the Company recorded a non-cash impairment charge of $265 million in the fourth quarter of 2008, to reduce the assets to their estimated fair value.

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

Columbus Paper Mill

During the fourth quarter of 2008, the Company was informed that beginning in early 2009 the Columbus mill would cease to benefit from a favorable power purchase. This change in circumstances impacted the profitability outlook for the foreseeable future and triggered the need for a Step I impairment test of the fixed assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

Step I of the impairment test demonstrated that the carrying values of the fixed assets exceeded their estimated undiscounted future cash flows, indicating that an impairment existed. A Step II test was undertaken to determine the fair value of the remaining assets and the Company recorded a non-cash impairment charge of $95 million in the fourth quarter of 2008 to reduce the assets to their estimated fair value.

Wood Segment

In the fourth quarters of 2009 and 2008, the Company conducted an impairment test on the fixed assets and intangible assets (“the Asset Group”) of the Wood reportable segment. The need for such test was triggered by operating losses sustained by the segment in 2007, 2008 and 2009, as well as short-term forecasted operating losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The Company completed the Step I impairment test during each period and concluded that the recognition of an impairment loss for the Wood reportable segment’s long-lived assets was not required as the aggregate estimated undiscounted cash flows exceeded the carrying value of the Asset Group of $161 million by a significant amount.

Estimates of undiscounted future cash flows used to test the recoverability of the Asset Group included key assumptions related to trend prices, inflation-adjusted cost projections, the forecasted exchange rate for the U.S. dollar and the estimated useful life of the Asset Group. The Company believes such assumptions to be reasonable and to reflect forecasted market conditions at the valuation date. They involve a high degree of judgment and complexity and reflect our best estimates with the information available at the time our forecasts were developed. To this end, the Company evaluates the appropriateness of the assumptions as well as the overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions were related to trend prices (based on data from Resource Information Systems Inc. (“RISI”) (an authoritative independent source in the global forest products industry), material and energy costs and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were used in order to develop projections for the forecast period.

The following table summarizes the approximate impact that a change in certain key assumptions would have on the estimated undiscounted future cash flows, while holding all other assumptions constant:

Key Assumptions	Increase of		Approximate impact on the undiscounted cash flows
			(in millions of dollars)
			$
Foreign exchange rates ($US to $CDN)	$0.01		(30)
Lumber pricing	$5 / MFBM	(1)	32

(1)	MFBM : Million Foot board measure

Changes in the assumptions and estimates may affect the forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from the forecasts and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the conclusions may differ in reflection of prevailing market conditions.

Lebel-sur-Quévillon Pulp Mill and Sawmill

Pursuant to the decision in the fourth quarter of 2008 to permanently shut down the Lebel-sur-Quévillon pulp mill and sawmill of the Papers and Wood reportable segments, respectively, the Company recorded a non-cash write-down of $4 million related to fixed assets at both locations consisting mainly of a turbine, a recovery system and saw lines. The write-down represented the difference between the estimated liquidation or salvage values of the fixed assets and their carrying values.

White River Sawmill

In the fourth quarter of 2008, the net assets of the White River sawmill of the Wood reportable segment were held for sale and measured at the lower of the sawmill’s carrying value or estimated fair value less cost to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

sell. The fair value was determined by analyzing values assigned to it in a current potential sale transaction together with conditions prevailing in the markets where the sawmill operated. Pursuant to such analysis, non-cash write-down amounting to $8 million related to fixed assets and $4 million related to intangible assets were recorded in the fourth quarter of 2008 to reflect the difference between their respective estimated fair values less cost to sell and their carrying values. The sawmill was sold in June 2009 and the Company recorded a gain of $1 million related to the transaction.

IMPAIRMENT OF GOODWILL

Goodwill is not amortized and is subject to an annual goodwill impairment test. This test is carried out more frequently if events or changes in circumstances indicate that goodwill might be impaired. A Step I goodwill impairment test determines whether the fair value of a reporting unit exceeds the net carrying amount of that reporting unit, including goodwill, as of the assessment date in order to assess if goodwill is impaired. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the fair value, a Step II goodwill impairment test must be performed in order to determine the amount of the impairment charge. The implied fair value of goodwill in this test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination. That is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit represents the implied value of goodwill. To accomplish this Step II test, the fair value of the reporting unit’s goodwill must be estimated and compared to its carrying value. The excess of the carrying value over the fair value is taken as an impairment charge in the period.

For purposes of impairment testing, goodwill must be assigned to one or more of the Company’s reporting units. The Company tests goodwill at the reporting unit level. All goodwill as of December 30, 2007 resided in the Papers segment and based upon the impairment test conducted in the fourth quarter of 2008, as described below, was determined to be impaired and written-off.

Step I Impairment Test

The Company determined that the discounted cash flow method (“DCF”) was the most appropriate approach to determine fair value of the reporting unit. The Company developed a projection of estimated future cash flows for the period from 2009 to 2013 (the “Forecast Period”) to serve as the basis of the DCF as well as a terminal value. In doing so, the Company used a number of key assumptions and benchmarks that are discussed under “Key Assumptions” below. The discounted future cash flow analysis resulted in a fair value of the reporting unit below the carrying value of the reporting units net asset.

In order to evaluate the appropriateness of the conclusions of the Step I impairment test, the estimated fair value of the Company as a whole was reconciled to its market capitalization and compared to selected transactions involving the sale of comparable companies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

obsolescence was based on cash flow projections. For idled mills of the Papers reporting unit, liquidation or salvage values were largely used as an indication of the fair values of their assets. The fair value of identified intangible assets, mainly consisting of marketing, customer and contract-related assets, were determined using an income approach.

The impairment test concluded that goodwill was impaired and the Company recorded a non-cash impairment charge of $321 million in the fourth quarter of 2008 to reflect the complete write-off of the Company’s goodwill.

In 2007, the Company performed its annual impairment test of goodwill. As a result, the Company determined that the Wood segment goodwill was impaired, necessitating an impairment charge of $4 million. The impairment was largely due to the deteriorating of economic conditions in the Wood segment.

Key Assumptions

The various valuation techniques used in Steps I and II incorporated a number of assumptions that the Company believed to be reasonable and to reflect forecasted market conditions at the valuation date. Assumptions in estimating future cash flows were subject to a high degree of judgement. The Company made all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast was made. To this end, the Company evaluated the appropriateness of the assumptions as well as the overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating those differences therein were reasonable. Key assumptions related to: price trends, material and energy costs, the discount rate, rate of decline of demand, the terminal growth rate, and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were used in order to develop projections for the forecast period. Examples of such benchmarks and other assumptions included:

•	Revenues—the evolution of pulp and paper pricing over the forecast period was based on data from RISI, an authoritative independent source in the global forest products industry.

•

Direct costs mainly consisted of fiber, wood, chemical and energy costs. The evolution of these direct costs over the forecast period was based on data from a number of benchmarks related to: selling prices of pulp, oil prices, housing starts, US producer price index, mixed chemical index, corn, natural gas, coal and electricity.

•	Foreign exchange rate estimates were based on a number of economic forecasts.

•

Discount rate—The discount rate used to determine the present value of the Papers reporting unit’s forecasted cash flows represented our weighted average cost of capital (“WACC”). Our WACC was determined to be between 10.5% and 11%.

•

Rate of decline of demand and terminal growth rate—the Company assumed that a number of business and commercial papers would see demand declines in line with industry expectations. This was reflected in our assumptions in the rate of decline in demand over the forecast period as well as in our assumption of the terminal growth rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5.

STOCK-BASED COMPENSATION

2007 OMNIBUS INCENTIVE PLAN

Under the Omnibus Incentive Plan (the “Omnibus Plan”), the Company may award to executives and other key employees non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance conditioned restricted stock units, performance shares, deferred share units and other stock-based awards. A total of 1,666,667 common shares are reserved for issuance in connection with awards granted under the Omnibus Plan. Awards may be subject to both performance and time-based vesting.

The exercise price of options and stock appreciation rights is equal to the closing price per share of the Company’s common stock on the New York Stock Exchange on the date of grant.

On April 8, 2009, a third grant under the Omnibus Incentive Plan was provided to executives and other key employees as described below.

PERFORMANCE CONDITIONED RESTRICTED STOCK UNITS (“PCRSUS”)

In 2009, the Company did not grant any new PCRSUs. As a result of PCRSUs previously granted in 2007 having achieved their target, the Company issued 86,555 PCRSUs in 2009. On February 20, 2008, the Company granted 63,881 (2007—115,092) PCRSUs having a weighted average grant date fair value of $80.52 (2007—$125.28) and a weighted average remaining contractual life of approximately 24 months (2007—24 months). Each PCRSU is equivalent in value to one common share and is subject to a service condition as well as a performance or market condition. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the period to vesting. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. Upon vesting, the participants will receive common shares of the Company or in certain instances cash of an equivalent value.

At December 31, 2009, one market condition for the two first measurement periods (2008—one market condition for the first measurement period), related to the 2008 grant, was achieved. As such this portion of the PCRSU grant, representing 15,890 (2008—3,985) units, will cliff vest on December 31, 2010.

At December 31, 2009, one market condition and one performance condition for various measurement periods (2008—nil; 2007—one market condition for the first measurement period), related to the 2007 grant, were achieved. As such, these portions of the PCRSU grant, as well as a portion issued in 2009, representing 51,642 (2008—nil; 2007—6,389) units, cliff vested on December 31, 2009.

On March 31, 2009, PCRSUs granted in 2007 as well as a portion issued in 2009, representing 88,082 units, vested based on the attainment of a variety of business integration and synergy achievement goals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

RESTRICTED STOCK UNITS (“RSUS”)

On April 8, 2009, the Company granted 436,575 (2008—49,198; 2007—68,188) RSUs having a weighted average grant date fair value of $12.60 (2008—$80.52; 2007—$127.68) and a weighted average remaining contractual life of approximately 27 months (2008—26 months; 2007—23 months). The Company will deliver one share of common stock in settlement of each outstanding RSU that has vested in accordance with the stipulated service conditions. The awards cliff vest at various dates up to April 8, 2012 (2008—February 20, 2011; 2007—February 28, 2010).

DEFERRED STOCK UNITS (“DSUS”)

On April 8, 2009, the Company granted 26,667 (2008 and 2007—nil) DSUs having a weighted average grant date fair value of $12.60 that will vest in three equal annual installments beginning on April 8, 2009. The Company delivers, on a quarterly basis, DSUs to its Directors that vest immediately on the grant date. The Company will deliver at the option of the holder either one share of common stock or the cash equivalent of the fair market value on settlement of each outstanding DSU (including dividend equivalents accumulated) upon termination of service. In 2009, the Company granted 47,156 (2008—23,848; 2007—8,594) DSUs to its Directors.

NON-QUALIFIED STOCK OPTIONS

On April 8, 2009, the Company granted 120,646 (2008 and 2007—nil) stock options, having an exercise price of $12.60 and grant date fair value of $9.05. The stock options vest at various dates up to April 8, 2012 subject to service conditions. Upon exercise, the option holders may elect to proceed with a cashless exercise and receive common shares net of the deduction for cashless exercise. The options expire at various dates no later than seven years from the date of grant.

PERFORMANCE STOCK OPTIONS

On April 8, 2009, the Company granted 151,831 (2008—28,375; 2007—51,325) performance stock options having an exercise price of $12.60 (2008—$80.52; 2007—$127.68) and grant date fair value of $9.05 (2008—$24.36; 2007—$34.56). The stock options vest at various dates up to April 8, 2012 if certain market conditions are met in addition to a service period. Upon exercise, the option holders may elect to proceed with a cashless exercise and receive common shares net of the deduction for cashless exercise. The options expire at various dates no later than seven years from the date of grant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

For the year ended December 31, 2009, compensation expense recognized in the Company’s results of operations was approximately $27 million (2008—$16 million; 2007—$15 million) for all of the outstanding awards. Compensation costs not yet recognized amount to approximately $21 million (2008—$11 million; 2007—$29 million) and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

Each outstanding award of restricted Domtar Inc. common shares was exchanged on a one-for-one basis, and on the same terms and conditions as applied to Domtar Inc. restricted share awards, for awards of restricted shares of the Company’s common shares (“RSAs”). On March 7, 2007, 54,578 common shares were acquired and are held in trust in exchange for the former Domtar Inc. restricted awards.

Each outstanding grant of DSUs with respect to Domtar Inc. common shares were exchanged on a one-for-one basis, on the same terms and conditions as applied to the Domtar Inc. DSUs, for DSUs with respect to shares of the Company’s common stock. On March 7, 2007, 29,310 DSUs and 4,568 DSUs were issued to outside directors and executives, respectively, in exchange for Domtar Inc. DSUs. DSUs granted after March 7, 2007 are granted under the Omnibus Incentive plan.

SUMMARY OF OUTSTANDING AWARDS

Details regarding Domtar Corporation outstanding awards are presented in the following tables:

NUMBER OF AWARDS	PCRSU	RSU/RSA	DSU
Outstanding at January 1, 2007	—	—	—
Exchanged pursuant to the Transaction	—	72,978	33,878
Granted	115,092	68,187	8,594
Forfeited/expired	—	(98)	—
Exercised/settled	—	—	(10,964)

Total outstanding at December 30, 2007	115,092	141,067	31,508
Granted	63,881	49,198	23,848
Forfeited/expired	(4,503)	(6,900)	—
Exercised/settled	—	(25,848)	(4,671)

Total outstanding at December 31, 2008	174,470	157,517	50,685
Granted	86,555	436,575	73,823
Forfeited/expired	(823)	(37,493)	—
Exercised/settled	(88,082)	(31,131)	—

Total outstanding at December 31, 2009	172,120	525,468	124,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

OPTIONS	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at January 1, 2007	—	—
Exchanged pursuant to the Transaction	405,792	87.96
Granted	51,325	127.68
Exercised	(24,618)	93.84
Forfeited/expired	(5,760)	98.40

Outstanding at December 30, 2007	426,739	92.28	5.4	2.5

Options exercisable at December 30, 2007	170,048	94.08	4.2	0.8

Outstanding at December 30, 2007	426,739	92.28	5.4	2.5
Granted	28,375	80.52	6.1	—
Exercised	(928)	78.48	—	—
Forfeited/expired	(22,022)	100.56	—	—

Outstanding at December 31, 2008	432,164	91.08	4.7	—

Options exercisable at December 31, 2008	237,631	86.77	4.1	—

Outstanding at December 31, 2008	432,164	91.08	4.7	—
Granted	272,477	12.60	2.3	11.0
Forfeited/expired	(46,058)	97.67	—	—

Outstanding at December 31, 2009	658,583	58.15	3.3	—

Options exercisable at December 31, 2009	325,736	92.64	3.1	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SARs	Number of SARs	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at January 1, 2007	—	—
Exchanged pursuant to the transaction	16,283	78.96
SARs exercisable at December 30, 2007	1,220	75.24	6.8	—

Outstanding at December 30, 2007	16,283	78.96	7.5	0.2

Forfeited	(568)	75.48	—	—

Outstanding at December 31, 2008	15,715	78.95	6.5	—

SARs exercisable at December 31, 2008	8,303	78.02	6.2	—

Outstanding at December 31, 2008	15,715	78.95	6.5	—
Forfeited	(331)	78.89	—	—

Outstanding at December 31, 2009	15,384	78.94	5.4	—

SARs exercisable at December 31, 2009	12,995	78.75	5.4	—

The fair value of the stock options granted in 2009 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted.

	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	77%	39%	30% – 35%
Risk-free interest rate	3%	3%	4% – 5%
Expected life	7 years	4 years	4 to 6 years

NOTE 6.

EARNINGS (LOSS) PER SHARE

On May 29, 2009 the Company’s Board of Directors authorized the implementation of a reverse stock split at a 1-for-12 ratio of its outstanding common stock. Shareholder approval for the reverse stock split was obtained at the Company’s Annual General Meeting held on May 29, 2009 and the reverse stock split became effective June 10, 2009 at 6:01 PM (ET). At the effective time, every 12 shares of the Company’s common stock that was issued and outstanding was automatically combined into one issued and outstanding share, without any change in par value of such shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following table provides the reconciliation between basic and diluted earnings (loss) per share:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
Net earnings (loss)	$310	$(573)	$70

Weighted average number of common and exchangeable shares outstanding (millions)	43.0	43.0	39.5
Effect of dilutive securities (millions)	0.2	—	0.2

Weighted average number of diluted common and exchangeable shares outstanding (millions)	43.2	43.0	39.7

Basic net earnings (loss) per share (in dollars)	$7.21	$(13.33)	$1.77
Diluted net earnings (loss) per share (in dollars)	$7.18	$(13.33)	$1.76

The following provides the securities that could potentially dilute basic earnings (loss) per share in the future but were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive:

	December 31, 2009	December 31, 2008	December 30, 2007
Restricted stock units	6,586	58,550	—
Options	386,106	432,164	—
Performance-based awards	33,764	103,550	243,722

The calculation of basic earnings per common share for the year ended December 31, 2009 is based on the weighted average number of Domtar common stock outstanding during the year. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common stock. A portion of the stock options to purchase common shares is excluded in the computation of diluted net earnings (loss) per share in periods because to do so would have been anti-dilutive.

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

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2009, the pension expense was $24 million (2008—$21 million; 2007—$16 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company has several defined benefit pension plans covering substantially all employees. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in defined contribution plans. The defined benefit plans are generally contributory in Canada and non-contributory in the United States. The Company also provides other post-retirement plans to eligible Canadian and U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits and short-term and long-term disability programs.

The pension expense and the obligation related to the defined benefit plans are actuarially determined using management’s most probable assumptions.

The Company’s pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, to fund solvency deficiency over time and to fund past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits.

The Company expects to contribute a minimum total amount of $40 million in 2010 compared to $130 million in 2009 (2008—$194 million) to the pension plans. The payments made in 2009 to the other post-retirement benefit plans amounted to $8 million (2008—$8 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 31, 2009 and December 31, 2008, the measurement date for each year:

	December 31, 2009		December 31, 2008
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at beginning of year	1,121	99	1,735	122
Service cost for the year	35	4	36	4
Interest expense	84	7	78	6
Plan participants’ contributions	7	—	7	—
Actuarial loss (gain)	141	19	(274)	(7)
Plan amendments	—	(11)	32	—
Benefits paid	(91)	—	(94)	—
Direct benefit payments	(3)	(8)	—	(8)
Settlement	(28)	—	(137)	—
Curtailment	1	—	(6)	(2)
Effect of foreign currency exchange rate change	174	12	(262)	(16)
Special termination benefits	1	—	6	—

Accrued benefit obligation at end of year	1,442	122	1,121	99

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets reflecting the actual return on plan assets, the contributions and the benefits paid during the year:

	December 31, 2009 Pension plans	December 31, 2008 Pension plans
	$	$
Fair value of assets at beginning of year	1,045	1,588
Actual return on plan assets	145	(267)
Employer contributions	130	194
Plan participants’ contributions	7	7
Benefits paid	(91)	(94)
Settlement	(28)	(137)
Effect of foreign currency exchange rate change	154	(246)

Fair value of assets at end of year	1,362	1,045

INVESTMENT POLICIES AND STRATEGIES OF THE PLAN ASSETS

The assets of the pension plans are held by a number of independent trustees and are accounted for separately in the Company’s pension funds. The investment strategy for the assets in the pension plans is to maintain a diversified portfolio of assets, invested in a prudent manner to maintain the security of funds while maximizing returns within the guidelines provided in the investment policy. Diversification of the pension plans’

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

holdings is maintained in order to reduce the pension plans’ annual return variability, reduce market exposure and credit exposure to any single issuer and to any single component of the capital markets, to reduce exposure to unexpected inflation, to enhance the long-term risk-adjusted return potential of the pension plans and to reduce funding risk.

In the long run, the performance of the pension plans is primarily determined by the long-term asset mix decisions. To manage the long-term risk of not having sufficient funds to match the obligations of the pension plans, the Company conducts asset/liability studies. These studies lead to the recommendation and adoption of a long-term asset mix target that sets the expected rate of return and reduces the risk of adverse consequences to the plan from increases in liabilities and decreases in assets. In identifying the asset mix target that would best meet the investment objectives, consideration is given to various factors, including (a) each plan’s characteristics, (b) the duration of each plan’s liabilities, (c) the solvency and going concern financial position of each plan and their sensitivity to changes in interest rates and inflation and (d) the long-term return and risk expectations for key asset classes.

The investments of each plan can be done directly through cash investments in equities or bonds or indirectly through derivatives or pooled funds. The use of derivatives must be in accordance with an approved mandate and cannot be used for speculative purposes.

The Company’s pension funds are not permitted to own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2009:

	Target allocation	Percentage plan assets as at December 31, 2009	Percentage plan assets as at December 31, 2008
Fixed Income
Cash and cash equivalents	0% – 10%	8%	6%
Bonds	49% – 59%	51%	53%
Equity
Canadian Equity	10% – 18%	13%	11%
U.S. Equity	13% – 23%	17%	19%
International Equity	7% – 16%	11%	11%

Total(1)		100%	100%

(1)	Approximately 89% of the pension plan assets relate to Canadian plans and 11% relate to U.S. plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

RECONCILIATION OF FUNDED STATUS TO AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS

The following table presents the difference between the fair value of assets and the actuarially determined accrued benefit obligation. This difference is also referred to as either the deficit or surplus, as the case may be, or the funded status of the plans. The table further reconciles the amount of the surplus or deficit (funded status) to the net amount recognized in the Consolidated Balance Sheets.

	December 31, 2009		December 31, 2008
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,442)	(122)	(1,121)	(99)
Fair value of assets at end of year	1,362	—	1,045	—

Funded status	(80)	(122)	(76)	(99)

	December 31, 2009		December 31, 2008
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Trade and other payables (Note 19)	—	(4)	—	(7)
Other liabilities and deferred credits (Note 21)	(112)	(118)	(93)	(92)
Other assets (Note 16)	32	—	17	—

Net amount recognized in the Consolidated Balance Sheets	(80)	(122)	(76)	(99)

The following table presents the amount not yet recognized in net periodic benefit cost and included in Accumulated other comprehensive income (loss).

	December 31, 2009		December 31, 2008
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Prior year service cost	(25)	10	(35)	—
Accumulated gain (loss)	(188)	(10)	(119)	9

Accumulated other comprehensive income (loss)	(213)	—	(154)	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following table presents the pre-tax amounts included in other comprehensive income (loss).

	Year ended December 31, 2009		Year ended December 31, 2008		Year ended December 30, 2007
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$	$	$
Prior year service cost	—	10	(30)	—	(4)	—
Amortization of prior year service cost	10	—	4	—	2	—
Net gain (loss)	(79)	(19)	(68)	6	(75)	10
Amortization of net actuarial loss	10	—	9	—	7	—

Net amount recognized in other comprehensive income (loss) (pre-tax) (Note 18)	(59)	(9)	(85)	6	(70)	10

An estimated amount of $9 million for pension plans and nil for other post-retirement benefit plans will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010.

At December 31, 2009, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value of plan assets were $854 million and $740 million, respectively (2008—$854 million and $760 million, respectively).

Components of net periodic benefit cost for pension plans	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
Service cost for the year	35	36	40
Interest expense	84	78	74
Expected return on plan assets	(74)	(80)	(86)
Amortization of net actuarial loss	4	—	—
Curtailment loss (gain)	6	4	(1)
Settlement loss	6	7	7
Amortization of prior year service costs	3	1	1
Special termination benefits	1	6	—

Net periodic benefit cost	65	52	35

Components of net periodic benefit cost for other post-retirement benefit plans	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
Service cost for the year	4	4	7
Interest expense	7	6	5
Curtailment gain	—	(2)	(3)

Net periodic benefit cost	11	8	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the accrued benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

Pension plans	December 31, 2009	December 31, 2008	December 30, 2007
Accrued benefit obligation
Discount rate	6.4%	7.3%	5.5%
Rate of compensation increase	2.7%	3.0%	2.7%
Net periodic benefit cost
Discount rate	6.8%	5.5%	5.2%
Rate of compensation increase	2.8%	2.9%	2.8%
Expected long-term rate of return on plan assets	6.8%	6.3%	6.2%

Discount rate for Canadian plans: 6.4% based on a model whereby cash flows are projected for hypothetical plans and are discounted using a spot rate yield curve developed from bond yield data for AA corporate bonds provided by PC Bond Analytics with an adjustment to the yields to disregard yields provided for 25-year and 30-year maturities, a constant spot rate was assumed from 20 years onward.

Discount rate for US plans: 6.05% based on Domtar’s expected cash flows in the Mercer Yield Curve which is based on bonds rated AA or better by Moody’s, excluding callable bonds, bonds of less than a minimum issue size, and certain other bonds.

Other post-retirement benefit plans	December 31, 2009	December 31, 2008	December 30, 2007
Accrued benefit obligation
Discount rate	6.3%	6.9%	5.6%
Rate of compensation increase	2.8%	3.0%	2.9%
Net periodic benefit cost
Discount rate	6.0%	5.6%	5.3%
Rate of compensation increase	3.0%	3.0%	3.0%

Effective January 1, 2010, the Company will use 7.0% (2009—6.8%; 2008—6.3%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management’s best estimate of long term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts’ or governments’ expectations as applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

For measurement purposes, a 7.0% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2010. The rate was assumed to decrease gradually to 4.1% by 2029 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
	$	$
Impact on net periodic benefit cost for other post-retirement benefit plans	1	(1)
Impact on accrued benefit obligation	11	(9)

FAIR VALUE MEASUREMENT

Fair Value Measurements and Disclosures Topic of FASB ASC establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. Fair Value Measurements and Disclosures Topic of FASB ASC establishes and prioritizes three levels of inputs that may be used to measure fair value:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following tables present the fair value of the plan assets at December 31, 2009, by asset category:

	Fair Value Measurements at December 31, 2009
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Cash and short term investments(1)	449	449	—	—
ABCP (2)	205	—	—	205
Canadian Government Bonds	250	250	—	—
Canadian and U.S. debt securities	74	74	—	—
U.S. Government Bonds	6	6	—	—
Bond index fund(3, 4)	58	—	31	27
Canadian equity securities(5)	80	80	—	—
International equities(6)	108	108	—	—
U.S. Stock index fund(3,7)	91	—	91	—
International stock index fund(3,8)	34	—	34	—
Asset backed securities(3)	5	—	5	—
Derivative contracts(9)	2	—	2	—

Total	1,362	967	163	232

(1)	The level of cash and short term investments is related to $80 million of contributions made to the plans at the end of the year as well as $330 million of investments linked to equity and bond derivative positions.
(2)	This category is described in the section “Asset Backed Commercial Paper.”
(3)	The fair value of these plan assets are classified as Level 2 (inputs that are observable; directly or indirectly) as they are measured by the Trustee based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.
(4)	The $27 million is considered Level 3 as the assets are restricted and are not redeemable in the near term.
(5)	This category represents an active segregated, large capitalization Canadian equity portfolio with the ability to purchase small and medium capitalized companies.
(6)	This category represents an active segregated, non North American multi-capitalization equity portfolio.
(7)	This category represents an equity index fund not actively managed that tracks the S&P 500 Index.
(8)	This category represents an equity index fund not actively managed that tracks a non North American index (MSCI—EAFE index).
(9)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using equity indices and long term bond indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

ASSET BACKED COMMERCIAL PAPER

At December 31, 2009, Domtar Corporation’s Canadian defined benefit pension funds held asset backed commercial paper (“ABCP”) valued at $205 million (CDN$214 million) with a nominal value of $359 million (CDN$376 million). At December 31, 2008, the plans held ABCP investments valued at $198 million (CDN$242 million) with a nominal value of $357 million (CDN$437 million). The value of the notes benefited from an increase in the value of the Canadian dollar and improving credit markets. Repayments in 2009 reduced the total amount outstanding of the notes.

Most of the ABCP investments (87% of nominal value (2008—89% of nominal value)) were subject to restructuring under the court order governing the Montreal Accord, that was completed in January 2009, while the remainder are in conduits restructured outside the Montreal Accord or subject to litigation between the sponsor and the credit counterparty.

There is no active, liquid quoted market for the ABCP held by the Company’s pension plans. The fair value of the ABCP notes is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the new notes as at December 31, 2009.

The largest conduit owned by the pension plans in the Montreal Accord contains mainly collateral investments that back credit default derivatives that protect counterparties against credit defaults above a specified threshold on different portfolios of corporate credits. The valuation methodology was based upon determining an appropriate credit spread for each class of notes based upon the implied protection level provided by each class against potential credit defaults. This was done by comparison to spreads for an investment grade credit default index and the comparable tranches within the index for equivalent credit protection. In addition, a liquidity premium of 1.75% was added to this spread. The resulting spread was used to calculate the present value of all such notes, based upon the anticipated maturity date. An additional discount of 2.5% was applied to reflect uncertainty over collateral values held to support the derivative transactions. An increase in the discount rate of 1% would reduce the value by $9 million (CDN$9 million) for these notes.

The value of the remaining notes that were subject to the Montreal Accord were sourced either from the asset manager of these notes, or from trading values for similar securities of similar credit quality. The conduits outside the Montreal Accord, which also provide protection to counterparties against credit defaults through derivatives, were valued based upon the collateral value held in the conduit net of the market value of the credit derivatives as provided by the sponsor of the conduit, with an additional discount (equivalent to 1.75% per annum) applied for illiquidity. One conduit still subject to litigation was valued at zero.

Possible changes that could have a material effect on the future value of the ABCP include (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABCP market, and (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	ABCP Montreal Accord	ABCP Outside Montreal Accord	Restricted Bond Index Fund	Total
	$	$	$	$
Balance at beginning of year	176	22	31	229
Purchases and settlements	(43)	—	(6)	(49)
Actual return on plan assets	27	(6)	2	23
Effect of foreign currency exchange rate change	26	3	—	29

Balance at end of year	186	19	27	232

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2009 are as follows:

	Pension plans	Other post-retirement benefit plans
	$	$
2010	102	7
2011	96	7
2012	97	7
2013	130	7
2014	102	7
2015 – 2019	551	39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

OTHER OPERATING INCOME

Other operating income is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating income includes the following:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
Alternative fuel tax credits (Note 1)	(498)	—	—
Gain on lawsuit settlement	—	—	(39)
Gain on insurance claims	(1)	—	(12)
Gain on financial instruments	—	—	(18)
Gain on sale of trademarks	(1)	(6)	—
Gain on sale of property, plant and equipment	(5)	(3)	—
Foreign exchange loss (gain)	6	(5)	(5)
Other	2	6	5

Other operating income	(497)	(8)	(69)

On November 23, 2007, the Company won a judgement by the Supreme Court of Canada in a claim against ABB Inc. and Alstom Canada Inc. In a unanimous decision rendered on November 22, 2007 the Court ordered ABB Inc. and Alstom Canada Inc. to pay Domtar approximately $39 million in damages and interest relative to a 1989 lawsuit on matters regarding manufacturers liability, latent defects and disclosure responsibility involving the installation of a recovery boiler at the Windsor facility.

In 2007, the Company won a settlement of approximately $12 million for past insurance claims relative to the recovery of past legal expenses incurred related to Phenolic foam insulation warranty claims.

In conjunction with the Transaction, the various financial instruments of Domtar Inc. were recorded at fair value and, as such, did not meet the requirements for hedge accounting. As a result, Domtar Corporation accounted for these contracts at their fair value with resulting gains and losses included as a component of Other operating income. These contracts were completed by the end of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INTEREST EXPENSE

The following table presents the components of interest expense:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
Interest on long-term debt (1)	121	132	142
Premium and fees on debt-for-debt exchange	—	1	50
Loss (gain) on repurchase of long-term debt	3	(8)	—
Reversal of fair value increment on debentures	(12)	(3)	(25)
Receivables securitization (Note 11)	2	5	5
Amortization of debt issue costs and other	11	6	4

	125	133	176
Less: Interest from short-term investments	—	—	5

	125	133	171

(1)	The Company capitalized $1 million of interest expense in 2009 (2008 and 2007—nil) related to the borrowing costs associated with various construction projects at our facilities.

NOTE 10.

INCOME TAXES

The Components of Domtar Corporation’s earnings (loss) before income taxes by taxing jurisdiction were:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
U.S. earnings	560	15	217
Foreign losses	(70)	(585)	(118)

Earnings (loss) before income taxes	490	(570)	99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

Provisions for income taxes include the following:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
U.S. Federal and State:
Current	101	45	102
Deferred	79	(11)	(30)

Foreign:
Current	—	—	—
Deferred	—	(31)	(43)

Income tax expense	180	3	29

The provisions for income taxes of Domtar Corporation differ from the amounts computed by applying the statutory income tax rate of 35% to earnings (loss) before income taxes due to the following:

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
U.S. federal statutory income tax at 35%	172	(199)	35
Reconcilling items:
State and local income taxes, net of federal income tax benefit	4	4	10
Foreign income tax rate differential	6	25	5
Tax credits	(13)	(6)	(6)
Goodwill impairment	—	113	1
Alternative fuel tax credit income	(176)	—	—
Tax rate changes	(2)	1	(15)
Uncertain tax positions	168	8	4
U.S. manufacturing deduction	(2)	(2)	(5)
Valuation allowance on foreign deferred tax assets	29	52	—
Other	(6)	7	—

Income tax expense	180	3	29

During 2009, the Company recognized $503 million of income, before $5 million of related costs, from alternative fuel tax credits with no related tax expense, resulting in a benefit of $176 million and an additional liability for uncertain income tax positions of $162 million, with both items impacting the U.S. effective tax rate. If the Company’s income tax positions with respect to the alternative fuel mixture tax credits are sustained, either all or in part, the Company would recognize a tax benefit in the future equal to the amount of the benefits sustained. Additionally, the Canadian effective tax rate is impacted by the additional valuation allowance recorded against new Canadian deferred tax assets in the amount of $29 million.

During 2008, the Company recorded a goodwill impairment charge of $321 million with no tax benefit and both the Canadian and U.S. effective tax rates were impacted as a result. The Canadian effective tax rate was also impacted by the valuation allowance taken on net Canadian deferred tax assets in the amount of $52 million.

Deferred tax assets and liabilities are based on tax rates that are expected to be in effect in future periods when deferred items reverse. Changes in tax rates or tax laws affect the expected future benefit or expense. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

effect of such changes that occurred during each of the last three fiscal years is included in “Tax rate changes” disclosed under the effective income tax rate reconciliation shown above. During the first quarter of 2007, income tax expense included an out-of-period adjustment which decreased expense by approximately $6 million. This out-of-period adjustment is the result of an omission to account for a change in Canadian federal tax rate which occurred in the second quarter of 2006. In addition, in 2007 Domtar Corporation recognized an additional deferred tax benefit of $5 million resulting from a change in the federal rate in Canada, $3 million in South Carolina and $1 million in Texas.

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2009 and December 31, 2008 are comprised of the following:

	December 31, 2009	December 31, 2008
	$	$
Accounting provisions	93	82
Net operating loss carryforwards and other deductions	223	298
Pension and other employee future benefit plans	64	52
Inventory	3	9
Other	2	10

Gross deferred tax assets	385	451
Valuation allowance	(164)	(111)

Net deferred tax assets	221	340

Property, plant and equipment	(824)	(960)
Impact of foreign exchange on long-term debt and investments	(27)	(29)

Total deferred tax liabilities	(851)	(989)

Included in:
Deferred income tax assets	137	116
Other assets (Note 16)	32	22
Income and other taxes payable	(6)	(8)
Deferred income taxes and other	(793)	(779)

Net deferred tax liabilities	(630)	(649)

At March 7, 2007, after the reallocation of losses and other adjustments, the Company had inherited federal net operating loss carryforwards and scientific research and experimental development expenditures not previously deducted of approximately $773 million ($213 million in Canada and $560 million in the U.S.).

At December 31, 2009, Domtar Corporation had U.S. federal net operating loss carryforwards of $227 million which expire between 2023 and 2026. The U.S. federal net operating losses are subject to annual limitations under Section 382 and separate return limitation year provisions (“SRLY”) of the Internal Revenue Code of 1986, as amended (the “Code”), that can vary from year to year. Canadian federal losses and scientific research and experimental development expenditures not previously deducted represent an amount of $315 million (CDN$330 million), out of which losses in the amount of $108 million (CDN$113 million) will begin to expire in 2027. However, a full valuation allowance has been applied against these Canadian deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets in the U.S., notwithstanding that they are subject to annual limitations under Section 382 and SRLY provisions of the Code.

The Company has established a valuation allowance against net deferred tax assets of the Canadian subsidiaries resulting in a valuation allowance of $164 million as of December 31, 2009. Domtar Corporation’s Canadian subsidiaries incurred substantial book losses in 2007 and 2008 (including the impairment and closure costs related to the Dryden facility). Forecasted results for the Canadian operations did not provide sufficient positive evidence to overcome the negative evidence related to the accumulated book losses. Consequently, in 2008 the Company recorded a charge in the amount of $52 million to establish a valuation allowance against all of the remaining net Canadian deferred tax assets that arose during 2008 and all prior years. The valuation allowance primarily relates to net operating losses, scientific research and experimental development expenditures not previously deducted and tax depreciable assets for which utilization in the foreseeable future is uncertain. Consequently, any income tax benefit recorded on any future operating losses generated in these Canadian operations will most likely be offset by additional increases to the valuation allowance. This may have a negative impact on the Company’s overall effective income tax rate in future periods. The amount of tax benefit offset by an increase in the valuation allowance in 2009 was $29 million.

The Company does not provide for a U.S. income tax liability on undistributed earnings of the Canadian subsidiaries. The earnings of the Canadian subsidiaries, which reflect full provision for Canadian income taxes, are currently indefinitely reinvested in Canadian operations. Temporary differences related to the investment in the Canadian subsidiaries do not result in any unrecognized deferred tax liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In January 2007, the Company adopted the provisions of Income Taxes Topic of FASB ASC. The adoption of the standard had no impact on the consolidated financial statements of the Company. At December 31, 2009, the Company had gross unrecognized tax benefits of approximately $226 million (2008—$45 million; 2007—$40 million). If recognized in 2010, these tax benefits would favorably impact the effective tax rate, except for the amounts related to the Canadian subsidiaries for which a valuation allowance is recorded against the deferred tax assets. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as a federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31, 2009	December 31, 2008	December 30, 2007
	$	$	$
Balance at beginning of year	45	40	—
Domtar Inc March 7, 2007 opening balance (Note 3)	—	—	35
Additions based on tax positions related to current year	179	7	—
Additions for tax positions of prior years	—	6	4
Reductions for tax positions of prior years	—	(6)	—
Interest	—	1	—
Foreign exchange impact	2	(3)	2
Federal rate changes	—	—	(1)

Balance at end of year	226	45	40

The Company recognized less than $0.2 million interest accrual associated with unrecognized tax benefits for the period ending December 31, 2009 (2008—$1 million; 2007—nil). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.

The Company and its subsidiaries will file one consolidated U.S. federal income tax return for 2009 as well as returns in various states, Canada, and Hong Kong. At December 31, 2009, the Company’s subsidiaries are subject to U.S. and Canadian federal income tax examinations for the tax years 2006 through 2008, with federal years prior to 2006 being closed from a cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition or cash flows. The Company does not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

RECEIVABLES

The following table presents the components of receivables:

	December 31, 2009	December 31, 2008
	$	$
Trade receivables	—	340
Subordinate interest in securitized receivables	520	101
Allowance for doubtful accounts	(8)	(11)
Other receivables	24	47

Receivables	536	477

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

In June 2009, the Company amended the agreement governing its receivables securitization program to include additional receivable pools. The amended agreement expires in October 2010. The maximum cash consideration that can be received from the sale of receivables under the amended agreement is $150 million. The accounting treatment with respect to the transfers of such receivables pursuant to the Transfers and Servicing Topic of FASB ASC has remained unchanged under the amended agreement through December 31, 2009.

Gains or losses on securitization of receivables are calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds upon sale and the fair value of the retained subordinated interest in such receivables on the date of the transfer. Fair value is determined on a discounted cash flow basis.

In 2009, a net charge of $2 million (2008—$5 million; 2007—$5 million) resulted from the programs described above and was included in Interest expense in the Consolidated Statements of Earnings (Loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following balances were outstanding under this program:

	December 31, 2009	December 31, 2008
	$	$
Securitized receivables	540	211
Senior beneficial interest held by third parties	(20)	(110)

Subordinate interest in securitized receivables retained by Domtar	520	101

In 2009, the net cash outflow from the reduction of senior beneficial interests in the U.S. and Canadian receivables was $90 million (2008—$20 million).

NOTE 12.

INVENTORIES

The following table presents the components of inventories:

	December 31, 2009	December 31, 2008
	$	$
Work in process and finished goods	430	584
Raw materials	114	170
Operating and maintenance supplies	201	209

	745	963

NOTE 13.

GOODWILL

The carrying value of goodwill and changes in the carrying value are as follows:

	December 31, 2009	December 31, 2008
	$	$
Balance at beginning of year	—	372
Impairment of goodwill (Note 4)	—	(321)
Other	—	9
Impact of foreign exchange	—	(60)

Balance at end of year	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31, 2009	December 31, 2008
		$	$

Machinery and equipment	3-20	8,048	7,519
Buildings and improvements	10-40	1,168	1,091
Timber limits and land		286	260
Assets under construction		73	93

		9,575	8,963
Less: Allowance for depreciation and amortization		(5,446)	(4,662)

		4,129	4,301

NOTE 15.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	December 31, 2009	December 31, 2008
		$	$

Intangible assets subject to amortization
Water rights	40	15	14
Power purchase agreements	25	31	27
Customer relationships	20	11	9
Trade names	7	7	6
Supplier agreement	5	6	5
Natural gas contracts	4	—	14
Cutting rights (Note 4)	Units of production method	23	19

		93	94
Allowance for amortization		(8)	(13)

Total intangible assets		85	81

Amortization expense related to intangible assets for the year ended December 31, 2009 was $8 million (2008—$10 million; 2007—$5 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2010	2011	2012	2013	2014
	$	$	$	$	$
Amortization expense related to intangible assets	4	4	4	3	3

NOTE 16.

OTHER ASSETS

The following table presents the components of other assets:

	December 31, 2009	December 31, 2008
	$	$
Pension asset—defined benefit pension plans (Note 7)	32	17
Unamortized debt issue costs	19	19
Deferred income tax assets (Note 10)	32	22
Investments and advances	14	8
Other	6	1

	103	67

NOTE 17.

CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

On December 21, 2009, the Company decided to dismantle the Prince Albert facility. The Company will continue to remove machinery and equipment from the site and will take steps to engage the services of demolition contractors and file for a demolition permit. The Prince Albert pulp and paper mill was closed in the first quarter of 2006 and has not been operated since. The dismantling of the paper machine and converting equipment was completed in 2008 and the dismantling of the remaining assets is expected to start in 2010. The Company recorded a $14 million impairment charge for the related machinery and equipment in 2009.

On October 20, 2009, the Company announced that it would convert its Plymouth mill to 100% fluff pulp production. This conversion will require an approximately $74 million investment. Domtar’s annual fluff pulp making capacity will increase almost threefold to 444,000 metric tons. The mill reconfiguration, which is expected to be completed in the fourth quarter of 2010, will also result in the permanent shut down of Plymouth’s remaining paper machine with an annual paper production capacity of 199,000 tons. The mill reconfiguration will help preserve approximately 360 positions. The aggregate pre-tax earnings charge in connection with this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

conversion is $26 million which includes $13 million in non-cash charges relating to accelerated depreciation of the carrying amounts of the manufacturing equipment as well as $3 million in write-down of related spare parts, and $10 million in severance and employee benefits. The Company expects to record $39 million of accelerated depreciation in 2010.

On February 5, 2009, the Company announced a permanent shut down of a paper machine in its Plymouth pulp and paper mill effective at the end of February 2009. This measure resulted in the permanent curtailment of 293,000 tons of paper production capacity and the shut down affected approximately 185 employees and a $35 million accelerated depreciation charge was recorded in the first quarter of 2009 for the related write-down on plant and equipment. Given the closure of the paper machine, the Company conducted a Step I impairment test on the remaining Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

On December 18, 2008, Domtar Corporation announced the permanent closure of its Lebel-sur-Quévillon pulp mill and sawmill. Operations at the pulp mill had been indefinitely idled in November 2005 due to unfavorable economic conditions and the sawmill had been indefinitely idled since 2006. At the time, the pulp mill and sawmill employed 425 and 140 employees, respectively. The Lebel-sur-Quévillon pulp mill had an annual production capacity of 300,000 metric tons.

On November 4, 2008, Domtar Corporation announced that it would permanently shut down the paper machine and converting operations of its Dryden mill. These measures resulted in the permanent curtailment of Domtar’s annual paper production capacity by approximately 151,000 tons and affected approximately 195 employees.

On December 13, 2007, Domtar Corporation announced that it would close its Port Edwards mill as well as reorganize production at its Dryden facility. These measures resulted in a permanent curtailment of Domtar’s annual paper production capacity by approximately 336,000 tons. Approximately 625 employees at these facilities were affected by these decisions.

On July 31, 2007, Domtar Corporation announced that it would permanently close two paper machines, one at the Woodland pulp and paper mill and another at the Port Edwards pulp and paper mill as well as the Gatineau paper mill and the converting center in Ottawa. In total, these closures resulted in the permanent curtailment of approximately 284,000 tons of paper capacity per year and affected approximately 430 employees.

The following tables provide the components of closure and restructuring costs by segment:

	Year ended December 31, 2009
	Papers	Paper Merchants	Wood	Total
	$	$	$	$
Severance and termination costs	20	2	3	25
Inventory obsolescence (1)	15	—	—	15
Loss on curtailment of pension benefits	4	—	4	8
Environmental provision	4	—	—	4
Other	9	—	2	11

Closure and restructuring costs	52	2	9	63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2008
	Papers	Paper Merchants	Wood	Total
	$	$	$	$
Severance and termination costs	19	—	4	23
Dismantling expense	10	—	—	10
Inventory obsolescence (1)	1	—	—	1
Loss on curtailment of pension benefits	8	—	—	8
Other	—	—	1	1

Closure and restructuring costs	38	—	5	43

	Year ended December 30, 2007
	Papers	Paper Merchants	Wood	Total
	$	$	$	$
Severance and termination costs	5	—	—	5
Inventory obsolescence (1)	6	—	—	6
Other	2	—	1	3

Closure and restructuring costs	13	—	1	14

(1)	Inventory obsolescence primarily relates to the write down of operating and maintenance supplies classified as inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

	December 31, 2009	December 31, 2008
	$	$
Balance at beginning of year	47	83
Additions	29	24
Severance payments	(32)	(29)
Change in estimates (a)	(8)	(24)
Other	—	(4)
Effect of foreign currency exchange rate change	5	(3)

Balance at end of year	41	47

(a)	Includes $23 million of a provision reversal for a contract assumed in the Transaction as a result of its termination by the counterparty in the first quarter of 2008.

Other costs related to the above 2009 closures expected to be incurred over 2010 include approximately $3 million for demolition, $1 million for training and $1 million for security. These costs will be expensed as incurred and are related to the Papers segment.

Closure and restructuring costs are based on management’s best estimates at December 31, 2009. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

COMPREHENSIVE INCOME (LOSS)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
Net earnings (loss)	310	(573)	70
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges:
Net gain (loss) arising during the period, net of tax of $2 (2008—$3)	51	(77)	—
Less: Reclassification adjustment for losses included in net earnings (loss), net of tax of $1 (2008—nil)	18	25	—
Foreign currency translation adjustments	206	(392)	250
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax of $6 (2008—$26)	(74)	(53)	(39)
Amortization of prior service costs	—	1	—

Comprehensive income (loss)	511	(1,069)	281

NOTE 19.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31, 2009	December 31, 2008
	$	$
Trade payables	395	350
Payroll-related accruals	168	125
Accrued interest	24	28
Payables on capital projects	5	5
Rebates accruals	17	17
Liability—other post-retirement benefit plans (Note 7)	4	7
Provision for environment and other asset retirement obligations (Note 23)	15	22
Closure and restructuring costs liability (Note 17)	26	35
Derivative financial instrument	12	57
Other	20	—

	686	646

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

LONG-TERM DEBT

	Maturity	Notional Amount	Currency	December 31, 2009	December 31, 2008
		$		$	$
Unsecured and notes
7.875% Notes	2011	135	US	138	563
5.375% Notes	2013	312	US	293	323
7.125% Notes	2015	400	US	399	399
9.5% Notes	2016	125	US	137	139
10.75% Notes	2017	400	US	386	—
Secured term loan facility	2014		US	336	612
Secured revolving credit facility	2012		US	—	60
Capital lease obligations	2010 – 2028			23	28
Other				—	4

				1,712	2,128
Less: Due within one year				11	18

				1,701	2,110

Principal long-term debt repayments, including capital lease obligations, in each of the next five years amounted to:

	Long-term debt	Capital leases
	$	$
2010	8	3
2011	143	4
2012	8	4
2013	320	3
2014	304	3
Thereafter	925	18

	1,708	35
Less: Amounts representing interest	—	(12)

Total payments, excluding fair value decrement of $5 million and debt discount of $14 million	1,708	23

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

The Notes are general unsecured obligations and rank equally with existing and future unsecured and unsubordinated obligations. The Notes are fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement.

In December 2008, the Company repurchased a portion of the 7.875% Notes, which had a book value of $63 million, at a cash cost totalling $51 million. A gain of $12 million was recorded in the Consolidated Statements of Earnings (Loss).

BANK FACILITY

The Company’s credit agreement consists of a $336 million senior secured tranche B term loan and a $750 million senior secured revolving credit facility. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

The tranche B term loan facility matures on March 7, 2014, and the revolving credit facility matures on March 7, 2012. The tranche B term loan facility amortizes in nominal quarterly installments (equal to one percent of the aggregate initial principal amount thereof per annum) with the balance due on the maturity date. In addition, under certain conditions and to the extent that the Company generates cash flow in excess of cash flow used for operating and capital requirements and repayments of debt, excluding optional repayments of the term loan, the Company is obligated to apply a portion of such calculated excess cash flow amount towards repayments of the term loan, which amount would include any repayments of the term loan already made.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

At December 31, 2009, borrowings under the tranche B term loan facility amounted to $336 million (2008—$612 million). There was $6 million outstanding as overdraft recorded in Bank indebtedness under the revolving credit facility (2008—$60 million outstanding and recorded in Long-term debt). In addition, the Company had outstanding letters of credit pursuant to this bank credit agreement for an amount of $53 million (2008—$43 million). The Company has no other outstanding letters of credit (2008—$2 million).

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions, changes in lines of business. As long as the revolving credit commitments are outstanding, the Company is required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice. At December 31, 2009, the Company was in compliance with these covenants.

The Company’s direct and indirect, existing and future, U.S. 100% owned subsidiaries serve as guarantors of the senior secured credit facilities for any obligations thereunder of the U.S. borrowers, subject to agreed exceptions. Domtar Inc.’s direct and indirect, existing and future, 100% owned subsidiaries, as well as the Company and its subsidiaries, serve as guarantors of Domtar Inc.’s obligations as a borrower under the senior secured credit facilities, subject to agreed exceptions. Domtar Inc. does not guarantee Domtar Corporation’s obligation under the Credit Agreement. In 2008, the Company amended the credit facility in order to allow for the early repurchase of the 7.875% Notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	December 31, 2009	December 31, 2008
	$	$
Liability—other post-retirement benefit plans (Note 7)	118	92
Pension liability—defined benefit pension plans (Note 7)	112	93
Provision for environment and other asset retirement obligations (Note 23)	96	77
Worker’s compensation	3	4
Other	37	18

	366	284

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. At December 31, 2009, Domtar estimated the net present value of its asset retirement obligations to be $46 million (2008—$34 million); the present value is based on probability weighted undiscounted cash outflows of $109 million (2008—$94 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2025. However, some settlement scenarios call for obligations to be settled as late as December 31, 2050. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 5.50% and 12.00%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31, 2009	December 31, 2008
	$	$
Asset retirement obligations, beginning of year	34	39
Additions	3	—
Revisions to estimated cash flows	3	(6)
Accretion expense	3	2
Effect of foreign currency exchange rate change	3	(1)

Asset retirement obligations, end of year	46	34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

SHAREHOLDERS’ EQUITY

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue twenty million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2009 or December 31, 2008.

COMMON STOCK

On March 7, 2007, the certification of incorporation of the Company was amended to authorize the issuance of two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

On May 29, 2009, the Company’s Board of Directors authorized a reverse stock split at a 1-for-12 ratio of its outstanding common stock. Shareholder approval for the reverse stock split was obtained at the Company’s Annual General Meeting held on May 29, 2009 and the reverse stock split became effective June 10, 2009 at 6:01 PM (ET). At the effective time, every 12 shares of the Company’s common stock that was issued and outstanding was automatically combined into one issued and outstanding share, without any change in par value of such shares.

As a result of the reverse stock split, the Company reclassified $5 million from Common stock to Additional paid-in capital.

SPECIAL VOTING STOCK

One share of special voting stock, par value $0.01 per share was issued on March 7, 2007. The share of special voting stock is held by Computershare Trust Company of Canada (the “Trustee”) for the benefit of the holders of exchangeable shares of Domtar (Canada) Paper Inc. in accordance with the voting and exchange trust agreement. The Trustee holder of the share of special voting stock is entitled to vote on each matter which stockholders generally are entitled to vote, and the Trustee holder of the share of special voting stock will be entitled to cast on each such matter a number of votes equal to the number of outstanding exchangeable shares of Domtar (Canada) Paper Inc. for which the Trustee holder has received voting instructions. The Trustee holder will not be entitled to receive dividends or distributions in its capacity as holder or owner thereof.

SHAREHOLDER RIGHTS PLAN

The Company entered into a rights agreement under which the shares of the Company’s common stock will include certain attached rights associated with a significant change in beneficial ownership of the Company. Under the rights agreement, one right is attached to each share of the Company’s common stock outstanding, but is not detachable until a distribution triggering event. The rights will not be exercisable before a distribution triggering event and expired on March 7, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

No cash dividend was declared on these shares in 2009. The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2009 and December 31, 2008, were as follows:

	December 31, 2009		December 31, 2008
Common stock	Number of shares	$	Number of shares	$

Balance at beginning of year	41,219,727	5	39,264,163	5
Shares issued
Stock options	13,740	—	5,491	—
RSU conversions	78,000	—	3,695	—
Conversion of exchangeable shares	750,941	—	1,946,378	—
Reverse stock split (12:1)	—	(5)	—	—

Balance at end of year	42,062,408	—	41,219,727	5

EXCHANGEABLE SHARES

The Company is authorized to issue unlimited exchangeable shares at no par value. On May 29, 2009, an equivalent reverse stock split was also authorized for the outstanding exchangeable shares of Domtar (Canada) Paper Inc. on the same terms and conditions as the Company’s common stock. The reverse stock split became effective June 10, 2009 at 6:01 PM (ET). As such, a total of 982,321 common stock remains reserved for future issuance for the exchangeable shares of Domtar (Canada) Paper Inc. outstanding at December 31, 2009 (2008—1,741,358). The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economic equivalent to shares of the Company’s common stock. The rights, privileges, restrictions and conditions attaching to the exchangeable shares include the following:

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

•

The exchangeable shares of Domtar (Canada) Paper Inc. may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the board of directors of Domtar (Canada) Paper Inc., which date cannot be prior to July 31, 2023 (or earlier upon the occurrence of certain specified events) in exchange for one share of Company common stock for each exchangeable share presented and surrendered by the holder thereof, together with all declared but unpaid dividends on each exchangeable share. The

Board of Directors of Domtar (Canada) Inc. is permitted to accelerate the July 31, 2023 redemption date upon the occurrence of certain events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by the Company) are outstanding at any time.

The holders of exchangeable shares of Domtar (Canada) Paper Inc. are entitled to instruct the Trustee to vote the special voting stock as described above.

NOTE 23.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

In 2009, the Company’s operating expenses for environmental matters, as described in Note 1, amounted to $71 million (2008—$81 million; 2007—$85 million).

The Company made capital expenditures for environmental matters of $2 million in 2009 (2008—$4 million; 2007—$11 million), for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. At this time, management does not expect any additional required expenditure that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During the first quarter of 2006, the pulp and paper mill in Prince Albert, and the sawmill at or near Big River were closed due to poor market conditions. The Company’s management determined that the Prince Albert facility was no longer a strategic fit for the Company and will not be reopened. The Province of Saskatchewan may require active decommissioning and reclamation at one or both facilities. In the event decommissioning and reclamation is required at either facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts. The Company has a reserve for the estimated environmental remediation at the site.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement which provided that, while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims and such claims cannot be reasonably determined at this time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The government of British Columbia issued on February 16, 2010 a Remediation Order to Seaspan and Domtar in order to define and implement an action plan to address soil, sediment and groundwater issues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

This Order may be appealed within 30 days from the date of this Order but there is no suspension in the execution of this Order unless the Appeal Board orders otherwise. The Company is currently reviewing its options in this respect. The Company has recorded an environmental reserve to address estimated exposure.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31, 2009	December 31, 2008
	$	$
Balance at beginning of year	99	119
Additions	11	10
Revisions in estimated cash flows	(7)	(17)
Environmental spending	(5)	(5)
Accretion	3	—
Effect of foreign currency exchange rate change	10	(8)

Balance at end of year	111	99

At December 31, 2009, anticipated undiscounted payments in each of the next five years were as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and other asset retirement obligations	15	37	18	6	8	27	111

Climate change regulation

Since 1997, when an international conference on global warming concluded an agreement known as the Kyoto Protocol, which called for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas (“GHG”) concentrations, various international, national and local laws have been proposed or implemented focusing on reducing GHG emissions. These actual or proposed laws do or may apply in the countries where the Company currently has, or may have in the future, manufacturing facilities or investments.

In the United States, the U.S. Congress is considering legislation to reduce emissions of GHGs. In June 2009, the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009, a cap-and-trade bill designated to reduce GHG emissions. In September 2009 the Clean Energy Jobs and American Power Act was introduced in the U.S. Senate. In December 2009, the Carbon Limits and Energy for America’s Recovery (CLEAR) Act was also introduced in the U.S. Senate. In addition, several states are already requiring the reduction of GHG emissions by certain companies and public utilities, primarily through the planned development of GHG emission inventories and/or state GHG cap-and-trade programs. In addition, the U.S. Environmental Protection Agency (“EPA”) is beginning to regulate GHG emissions. The U.S. Supreme Court ruled in April 2007 in Massachusetts, et al. v. EPA, that GHGs fall under the federal Clean Air Act’s definition of “air pollutant.” In December 2009, EPA issued its “endangerment findings” which found that GHG endanger public health and welfare. The finding itself does not impose any requirement on the Company industry but is a pre-requisite for EPA to regulate GHG emissions. Passage of climate control legislation or other regulatory initiatives by Congress or various U.S. States, or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of GHGs in areas in which the Company conducts business may have a material effect on the Company’s operations. The Company expects not to be disproportionately affected by these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

measures compared with other pulp and paper operations in the United States. There are presently no federal or provincial legislation on regulatory obligations to reduce GHG for the pulp and paper operations in Canada.

While it is likely that there will be increased regulation relating to GHG and climate change, at this stage it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations.

At December 31, 2009, the Company had a provision of $111 million for environmental matters and other asset retirement obligations (2008—$99 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2009, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operation or cash flows.

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held on February 16 to 18, 2010, and the parties are awaiting the arbitrator’s decision. The Company cannot be certain that it will not incur a liability, which could be in excess of $20 million, with respect to this grievance.

On July 31, 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. could have been obligated to pay up to a maximum of $115 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $105 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $105 million (CDN$110 million) as a result of the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., triggered the purchase price adjustment and sought a purchase price adjustment of $105 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2009, were as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	30	20	13	7	5	1	76
Other commercial commitments	117	20	12	2	2	1	154

Total operating lease expense amounted to $36 million in 2009 (2008—$39 million; 2007—$31 million).

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2009, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

existing customers’ credit performance. As at December 31, 2009, the Company did not have any customers that represented more than 10% of the receivables, prior to the effect of receivables securitization (2008—the Company had one customer that represented 11% of the receivables ($54 million)).

The Company is also exposed to credit risk in the event of non-performance by counterparties to its financial instruments. The Company minimizes this exposure by entering into contracts with counterparties that are believed to be of high credit quality. Collateral or other security to support financial instruments subject to credit risk is usually not obtained. The credit standing of counterparties is regularly monitored. The Company is exposed to credit risk in the event of non-performance by its insurers. The Company minimizes this exposure by doing business only with large reputable insurance companies.

COST RISK

Cash flow hedges:

The Company purchases natural gas and oil at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas and oil, the Company may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas and oil purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge forecasted purchases over the next three years. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges are recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and are recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the volumes under derivative financial instruments for natural gas and oil contracts outstanding as of December 31, 2009 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts		Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for (a)
				2010	2011	2012
Natural gas	6,540,000	MMBTU (1)	$50	26%	12%	3%
Oil	12,000	BBL (2)	$0.4	3%	—	—

(1)	MMBTU: Millions of British thermal units
(2)	BBL: Barrels

(a)	The percentage of coverage represents the derivative financial instrument positions. The percentage of natural gas and oil purchases under fixed price contracts for both derivative financial instruments and physical delivery for 2010 are 26% and 3%, 2011 are 12% and nil and 2012 are 3% and nil, respectively.

The natural gas and oil derivative contracts were fully effective for accounting purposes as of December 31, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) for the year ended December 31, 2009 resulting from hedge ineffectiveness (2008—nil).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2009 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2010
Currency options purchased	CDN	$440	55%
Currency options sold	CDN	$440	55%

The currency options are fully effective as at December 31, 2009. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) for the year ended December 31, 2009 resulting from hedge ineffectiveness (2008—nil).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The Effect of Derivative Instruments on the Consolidated Statements of Earnings (Loss) and Consolidated Statements of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the year ended			For the year ended
	December 31, 2009	December 31, 2008	December 30, 2007	December 31, 2009	December 31, 2008	December 30, 2007
	$	$	$	$	$	$
Natural gas swap contracts (a)	(4)	5	—	(2)	—	—
Oil swap contracts (a)	2	—	—	1	—	—
Currency options (a)	53	72	—	(17)	(25)	—

Total	51	77	—	(18)	(25)	—

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) is recorded in Cost of sales.

The loss recorded in Accumulated other comprehensive loss relating to natural gas contracts will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at December 31, 2009.

The gain (loss) recorded in Accumulated other comprehensive loss relating to currency options will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2009.

Fair Value Measurements and Disclosures Topic of FASB ASC establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. Fair Value Measurements and Disclosures Topic of FASB ASC establishes and prioritizes three levels of inputs that may be used to measure fair value:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.
Level 2	—	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3	—	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis for the years ended December 31, 2009 and December 31, 2008, in accordance with Fair Value Measurements and Disclosures Topic of FASB ASC and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	25	—	25	—	(a)	Prepaid expenses

Total Assets	25	—	25	—

Liabilities derivatives
Currency options	3	—	3	—	(a)	Trade and other payables
Natural gas swap contracts	9	—	9	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits

Total Liabilities	14	—	14	—

Other Instruments:
Long-term debt	1,805	1,805	—	—	(b)	Long-term debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

Fair Value of financial instruments at:	December 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	13	—	13	—	(a)	Prepaid expenses

Total Assets	13	—	13	—

Liabilities derivatives
Currency options	54	—	54	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Oil swap contracts	1	—	1	—	(a)	Trade and other payables
Natural gas swap contracts	6	—	6	—	(a)	Other liabilities and deferred credits

Total Liabilities	63	—	63	—

Other Instruments:
Long-term debt	1,524	1,524	—	—	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

•

For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

•	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of the Company’s long-term debt is measured by comparison to market prices of our debt.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25.

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

Long-lived assets consist of property, plant and equipment used in the generation of sales in the different geographical areas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

SEGMENT DATA	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
Sales
Papers	4,632	5,440	5,116
Paper Merchants	873	990	813
Wood	211	268	304

Total for reportable segments	5,716	6,698	6,233
Intersegment sales—Papers	(231)	(276)	(235)
Intersegment sales—Paper Merchants	—	—	(1)
Intersegment sales—Wood	(20)	(28)	(50)

Consolidated sales	5,465	6,394	5,947

Depreciation and amortization
Papers	382	435	444
Paper Merchants	3	3	2
Wood	20	25	25

Consolidated depreciation and amortization	405	463	471

Impairments and write-downs
Papers	62	694	92
Wood	—	14	4

Consolidated impairments and write-downs	62	708	96

Operating income (loss)
Papers	650	(369)	321
Paper Merchants	7	8	13
Wood	(42)	(73)	(63)
Corporate	—	(3)	(1)

Consolidated operating income (loss)	615	(437)	270
Interest expense	125	133	171

Earnings (loss) before income taxes	490	(570)	99
Income tax expense	180	3	29

Net earnings (loss)	310	(573)	70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SEGMENT DATA (CONTINUED)	December 31, 2009	December 31, 2008
	$	$
Segment assets
Papers	5,538	5,399
Paper Merchants	101	120
Wood	250	247

Total for reportable segments	5,889	5,766
Corporate	630	338

Consolidated assets	6,519	6,104

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
Additions to property, plant and equipment
Papers	93	130	92
Paper Merchants	1	2	2
Wood	4	7	4

Total for reportable segments	98	139	98
Corporate	8	18	25

Consolidated additions to property, plant and equipment	106	157	123
Add: Change in payables on capital projects	—	6	(7)

Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	106	163	116

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 30, 2007
	$	$	$
Geographic information
Sales
United States	4,139	5,012	4,841
Canada	789	832	742
Other foreign countries	537	550	364

	5,465	6,394	5,947

		December 31, 2009	December 31, 2008
		$	$
Property, plant and equipment
United States		2,799	3,073
Canada		1,330	1,228

		4,129	4,301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 26.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities in exchange for outstanding debt securities of Domtar Inc, a 100% owned subsidiary of the Company. Pursuant to this exchange transaction, the securities that were issued (the “Guaranteed Debt”) were fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries Inc. (and subsidiaries, excluding Domtar Funding LLC), Ris Paper Company Inc., Domtar A.W., LLC (and subsidiary) and Domtar Maine LLC (and subsidiary) all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company LLC’s own 100% owned subsidiaries; including Domtar Delaware Investments Inc., Domtar Delaware Holdings Inc., Domtar Delaware Holdings LLC, Domtar Inc. and Domtar Pulp & Paper Products Inc. (collectively the “Non-Guarantor Subsidiaries”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2009 and December 31, 2008 and the Statements of Earnings (Loss), and Cash Flows for the years ended December 31, 2009, December 31, 2008 and December 30, 2007 for Domtar Corporation (the “Parent Company”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, in both cases using the equity method.

	Year ended December 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,504	1,684	(723)	5,465
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,659	1,536	(723)	4,472
Depreciation and amortization	—	299	106	—	405
Selling, general and administrative	30	241	74	—	345
Impairment and write-down of property, plant and equipment	—	48	14	—	62
Closure and restructuring costs	—	31	32	—	63
Other operating loss (income)	(143)	(487)	(11)	144	(497)

	(113)	3,791	1,751	(579)	4,850

Operating income (loss)	113	713	(67)	(144)	615
Interest expense (income)	122	47	(44)	—	125

Earnings (loss) before income taxes	(9)	666	(23)	(144)	490
Income tax expense	28	152	—	—	180
Share in earnings (loss) of equity accounted investees	491	(23)	—	(468)	—

Net earnings (loss)	454	491	(23)	(612)	310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2008
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	5,138	2,421	(1,165)	6,394
Operating expenses
Cost of sales, excluding depreciation and amortization	—	4,175	2,215	(1,165)	5,225
Depreciation and amortization	—	311	152	—	463
Selling, general and administrative	57	289	54	—	400
Impairment and write-down of property, plant and equipment	—	96	287	—	383
Impairment of goodwill and intangible assets	—	85	240	—	325
Closure and restructuring costs	—	2	41	—	43
Other operating income	—	(4)	(4)	—	(8)

	57	4,954	2,985	(1,165)	6,831

Operating income (loss)	(57)	184	(564)	—	(437)
Interest expense (income)	126	(194)	201	—	133

Earnings (loss) before income taxes	(183)	378	(765)	—	(570)
Income tax expense (benefit)	(59)	77	(15)	—	3
Share in earnings (loss) of equity accounted investees	(449)	(750)	—	1,199	—

Net earnings (loss)	(573)	(449)	(750)	1,199	(573)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 30, 2007
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,921	1,929	(903)	5,947
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,969	1,691	(903)	4,757
Depreciation and amortization	—	324	147	—	471
Selling, general and administrative	16	302	90	—	408
Impairment of property, plant and equipment	—	—	92	—	92
Impairment of goodwill	—	—	4	—	4
Closure and restructuring costs	—	—	14	—	14
Other operating income	(2)	(67)	—	—	(69)

	14	4,528	2,038	(903)	5,677

Operating income (loss)	(14)	393	(109)	—	270
Interest expense	66	49	56	—	171

Earnings (loss) before income taxes	(80)	344	(165)	—	99
Income tax expense (benefit)	(33)	114	(52)	—	29
Share in earnings (loss) of equity accounted investees	117	(113)	—	(4)	—

Net earnings (loss)	70	117	(113)	(4)	70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	December 31, 2009
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	237	83	4	—	324
Receivables	—	469	67	—	536
Inventories	—	446	299	—	745
Prepaid expenses	5	8	33	—	46
Income and other taxes receivable	—	453	23	(62)	414
Intercompany accounts	205	1,808	179	(2,192)	—
Deferred income taxes	1	136	—	—	137

Total current assets	448	3,403	605	(2,254)	2,202
Property, plant and equipment, at cost	—	5,733	3,842	—	9,575
Accumulated depreciation	—	(2,932)	(2,514)	—	(5,446)

Net property, plant and equipment	—	2,801	1,328	—	4,129
Intangible assets, net of amortization	—	4	81	—	85
Investments in affiliates	5,753	1,321	25	(7,099)	—
Intercompany advances	7	80	600	(687)	—
Other assets	24	24	55	—	103

Total assets	6,232	7,633	2,694	(10,040)	6,519

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	27	16	—	43
Trade and other payables	33	393	260	—	686
Intercompany accounts	1,806	266	120	(2,192)	—
Income and other taxes payable	43	31	19	(62)	31
Long-term debt due within one year	8	3	—	—	11

Total current liabilities	1,890	720	415	(2,254)	771
Long-term debt	1,678	11	12	—	1,701
Intercompany long-term loans	80	606	1	(687)	—
Deferred income taxes and other	—	999	20	—	1,019
Other liabilities and deferred credits	—	111	255	—	366
Shareholders’ equity	2,584	5,186	1,991	(7,099)	2,662

Total liabilities and shareholders’ equity	6,232	7,633	2,694	(10,040)	6,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	December 31, 2008
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	—	14	2	—	16
Receivables	—	409	68	—	477
Inventories	—	658	305	—	963
Prepaid expenses	2	3	22	—	27
Income and other taxes receivable	96	—	9	(49)	56
Intercompany accounts	9	543	524	(1,076)	—
Deferred income taxes	5	111	—	—	116

Total current assets	112	1,738	930	(1,125)	1,655
Property, plant and equipment, at cost	—	5,712	3,251	—	8,963
Accumulated depreciation	—	(2,612)	(2,050)	—	(4,662)

Net property, plant and equipment	—	3,100	1,201	—	4,301
Intangible assets, net of amortization	—	—	81	—	81
Investments in affiliates	4,614	1,372	26	(6,012)	—
Intercompany advances	2	—	600	(602)	—
Other assets	38	16	13	—	67

Total assets	4,766	6,226	2,851	(7,739)	6,104

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	25	18	—	43
Trade and other payables	31	312	303	—	646
Intercompany accounts	636	—	440	(1,076)	—
Income and other taxes payable	—	85	—	(49)	36
Long-term debt due within one year	9	6	3	—	18

Total current liabilities	676	428	764	(1,125)	743
Long-term debt	2,085	14	11	—	2,110
Intercompany long-term loans	—	602	—	(602)	—
Deferred income taxes and other	—	821	3	—	824
Other liabilities and deferred credits	—	62	222	—	284
Shareholders’ equity	2,005	4,299	1,851	(6,012)	2,143

Total liabilities and shareholders’ equity	4,766	6,226	2,851	(7,739)	6,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	454	491	(23)	(612)	310
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	498	(736)	108	612	482

Cash flows provided from (used for) operating activities	952	(245)	85	—	792

Investing activities
Additions to property, plant and equipment	—	(83)	(23)	—	(106)
Proceeds from disposals of property, plant and equipment	—	5	16	—	21
Increase in long-term advances to related parties	(309)	—	(87)	396	—
Decrease in long-term advances to related parties	—	396	—	(396)	—

Cash flows provided from (used for) investing activities	(309)	318	(94)	—	(85)

Financing activities
Net change in bank indebtedness	—	2	(2)	—	—
Change of revolving bank credit facility	(60)	—	—	—	(60)
Issuance of long-term debt	385	—	—	—	385
Repayment of long-term debt	(717)	(6)	(2)	—	(725)
Debt issue and tender offer costs	(14)	—	—	—	(14)

Cash flows used for financing activities	(406)	(4)	(4)	—	(414)

Net increase (decrease) in cash and cash equivalents	237	69	(13)	—	293
Translation adjustments related to cash and cash equivalents	—	—	15	—	15
Cash and cash equivalents at beginning of year	—	14	2	—	16

Cash and cash equivalents at end of year	237	83	4	—	324

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2008
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	(573)	(449)	(750)	1,199	(573)
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	594	1,008	367	(1,199)	770

Cash flows provided from (used for) operating activities	21	559	(383)	—	197

Investing activities
Additions to property, plant and equipment	—	(99)	(64)	—	(163)
Proceeds from disposals of property, plant and equipment and sale of trademarks	—	5	30	—	35
Business acquisition—Joint venture	—	—	(12)	—	(12)
Increase in long-term advances to related parties	—	(453)	—	453	—
Decrease in long-term advances to related parties	35	—	418	(453)	—

Cash flows provided from (used for) investing activities	35	(547)	372	—	(140)

Financing activities
Net change in bank indebtedness	—	(33)	9	—	(24)
Change of revolving bank credit facility	10	—	—	—	10
Repayment of long-term debt	(75)	(18)	(2)	—	(95)

Cash flows provided from (used for) financing activities	(65)	(51)	7	—	(109)

Net decrease in cash and cash equivalents	(9)	(39)	(4)	—	(52)
Translation adjustments related to cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of year	9	53	9	—	71

Cash and cash equivalents at end of year	—	14	2	—	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2007
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	70	117	(113)	(4)	70
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	274	(134)	392	4	536

Cash flows provided from (used for) operating activities	344	(17)	279	—	606

Investing activities
Additions to property, plant and equipment	—	(53)	(63)	—	(116)
Proceeds from disposals of property, plant and equipment	—	2	27	—	29
Business acquisition—cash acquired	—	573	—	—	573
Increase in long-term advances to related parties	—	(451)	(212)	663	—
Decrease in long-term advances to related parties	663	—	—	(663)	—
Other	—	—	(1)	—	(1)

Cash flows provided from (used for) investing activities	663	71	(249)	—	485

Financing activities
Net change in bank indebtedness	—	(1)	(20)	—	(21)
Drawdown on revolving bank credit facility	50	—	—	—	50
Issuance of short-term debt	1,350	—	—	—	1,350
Issuance of long-term debt	800	—	—	—	800
Repayment of short-term debt	(1,350)	—	—	—	(1,350)
Repayment of long-term debt	(310)	—	(1)	—	(311)
Debt issue costs	(39)	—	—	—	(39)
Premium on redemption of long-term debt	(40)	—	—	—	(40)
Repurchase of minority interest	(28)	—	—	—	(28)
Distribution to Weyerhaeuser prior to March 7, 2007	(1,431)	—	—	—	(1,431)
Other	—	—	(5)	—	(5)

Cash flows used for financing activities	(998)	(1)	(26)	—	(1,025)

Net increase in cash and cash equivalents	9	53	4	—	66
Translation adjustments related to cash and cash equivalents	—	—	4	—	4
Cash and cash equivalents at beginning of year	—	—	1	—	1

Cash and cash equivalents at end of year	9	53	9	—	71

DOMTAR CORPORATION

INTERIM FINANCIAL RESULTS (UNAUDITED)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

2009	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter		Year
Sales	$1,302		$1,319	$1,440	$1,404		$5,465
Operating income (loss)	(22	)(a)	139	295	203	(b)	615
Earnings (loss) before income taxes	(53)		116	261	166		490
Net earnings (loss)	(45)		48	183	124		310
Basic net earnings (loss) per share	(1.05)		1.12	4.26	2.88		7.21
Diluted net earnings (loss) per share	(1.05)		1.12	4.24	2.86		7.18

2008	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter		Year
Sales	$1,665		$1,639	$1,625	$1,465		$6,394
Operating income (loss)	94		80	108	(719	)(c)	(437)
Earnings (loss) before income taxes	55		43	73	(741)		(570)
Net earnings (loss)	36		24	43	(676)		(573)
Basic net earnings (loss) per share	0.84		0.56	1.00	(15.72)		(13.33)
Diluted net earnings (loss) per share	0.84		0.56	1.00	(15.72)		(13.33)

(a)	The operating income for the 1st quarter of 2009 includes a write-down of property, plant and equipment relating to the permanent shut down of a paper machine at the Plymouth mill of $35 million.

(b)	The operating income for the 4th quarter of 2009 includes impairment and write-down of property, plant and equipment relating to the dismantling of the machinery and equipment of the Prince Albert pulp mill of $14 million and $13 million in accelerated depreciation at the Plymouth mill related to its conversion to 100% fluff pulp production.

(c)	The operating income for the 4th quarter of 2008 includes impairment and write-down of property, plant and equipment relating to the closures of Lebel-sur-Quévillion pulp mill and sawmill and the permanent shut down of a paper machine and the converting operations of Dryden facility of $383 million and an impairment of goodwill and intangible assets relating to the Paper and Wood reportable segment of $325 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2009, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8, Financial Statements and Supplementary Data.

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

The information included under the captions “Governance of the Corporation,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is presented in Part I, Item 1, Business, of this Form 10-K under the caption “Our Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation—Board Independence and Other Determinations” in our Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements—See Item 8, Financial Statements and Supplementary Data.

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

3.2

Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2009)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

4.1

Form of Rights Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

4.2

Form of Indenture among Domtar Corp., Domtar Paper Company, LLC and The Bank of New York, as trustee, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, Amendment No.1 filed with the SEC on October 16, 2007)

4.3

Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors parties thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.4

Second Supplemental Indenture, dated February 20, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantor party thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.5

Third Supplement Indenture, dated June 9, 2009, among Domtar Corp., The Bank of New York Mellon, as Trustee, and the subsidiary guarantors party thereto, relating to Domtar Corp.’s 10.75% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2009)

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

10.19	OSB Supply Agreement (Hudson Bay, Saskatchewan) (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.20	Hog Fuel Supply Agreement (Kenora, Ontario) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.21	Fiber Supply Agreement (Trout Lake and Wabigoon, Ontario) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.22	Form of Intellectual Property License Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.24	Domtar Corporation 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.25

Domtar Corporation 2004 Replacement Long-Term Incentive Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.26

Domtar Corporation 1998 Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.27

Domtar Corporation Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.28

Domtar Corporation Executive Stock Option and Share Purchase Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.29

Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.30

Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.31

Supplementary Pension Plan for Senior Executives of Domtar Corporation (for certain designated senior executives) (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.32

Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

Exhibit Number	Exhibit Description

10.33	Domtar Retention Plan (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.34

Domtar Corporation Restricted Stock Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.35	Director Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.36	Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.37	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.38	Senior Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.39

Credit Agreement among the Company, Domtar, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Royal The Bank of Nova Scotia, as co-documentation agents, and the lenders from time to time parties thereto

10.40

Indenture between Domtar Inc. and the Bank of New York dated as of July 31, 1996 relating to Domtar’s $125,000,000 9.5% debentures due 2016 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.41	Employment Agreement of Mr. John D. Williams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2008)*

10.42	Employment Agreement of Mr. Marvin Cooper (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2007)*

10.43	Severance Program for Management Committee Members (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2008)*

10.44

First Amendment, dated August 13, 2008, to Credit Agreement among the Company, Domtar, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Royal Bank of Canada and The Bank of Nova Scotia, as co-documentation agents, and the lenders from time to time parties thereto.

10.45	DB SERP for Management Committee Members of Domtar (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.46	DC SERP for Designated Executives of Domtar (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.47	Supplementary Pension Plan for Steven Barker (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.48

Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K files with the SEC on February 27, 2009)*

10.49	Consulting Agreement of Mr. Marvin Cooper*

Exhibit Number	Exhibit Description

10.50	Separation Agreement of Mr. Steven A. Barker*

10.51	Separation Agreement of Mr. Gilles Pharand

10.52	Separation Agreement of Mr. Michel Dagenais

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF US DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at beginning of year	Charged to income	(Deductions) from / Additions to reserve	Balance at end of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts—Accounts receivable
2009	11	4	(7)	8
2008	9	6	(4)	11
2007	2	(4)	11	9

The additions to reserve during 2007 include the acquisition of Domtar Inc. of $12 million

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Montreal, Quebec, Canada, on February 26, 2010.

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

Signature	Title	Date
/S/ JOHN D. WILLIAMS John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2010

/S/ DANIEL BURON Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

/S/ HAROLD H. MACKAY Harold H. MacKay	Director	February 26, 2010

/S/ JACK C. BINGLEMAN Jack C. Bingleman	Director	February 26, 2010

/S/ LOUIS P. GIGNAC Louis P. Gignac	Director	February 26, 2010

/S/ BRIAN M. LEVITT Brian M. Levitt	Director	February 26, 2010

/S/ W. HENSON MOORE W. Henson Moore	Director	February 26, 2010

/S/ MICHAEL R. ONUSTOCK Michael R. Onustock	Director	February 26, 2010

/S/ ROBERT J. STEACY Robert J. Steacy	Director	February 26, 2010

Signature	Title	Date
/S/ WILLIAM C. STIVERS William C. Stivers	Director	February 26, 2010

/S/ PAMELA B. STROBEL Pamela B. Strobel	Director	February 26, 2010

/S/ RICHARD TAN Richard Tan	Director	February 26, 2010

/S/ DENIS TURCOTTE Denis Turcotte	Director	February 26, 2010