Form 10-Q
period 2010-03-31
Domtar CORP
filed 2010-05-06
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At May 4, 2010, 42,165,330 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2010

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

For the three months ended March 31, 2010 and March 31, 2009

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	March 31, 2010	March 31, 2009
	(Unaudited)
	$	$
Sales	1,457	1,302
Operating expenses
Cost of sales, excluding depreciation and amortization	1,142	1,123
Depreciation and amortization	102	99
Selling, general and administrative	84	83
Impairment and write-down of property, plant and equipment (NOTE 8)	22	35
Closure and restructuring costs (NOTE 8)	20	24
Other operating income, net	(29)	(40)

	1,341	1,324

Operating income (loss)	116	(22)
Interest expense	32	31

Earnings (loss) before income taxes	84	(53)
Income tax expense (benefit)	26	(8)

Net earnings (loss)	58	(45)

Per common share (in dollars) (NOTE 4)
Net earnings (loss)
Basic	1.35	(1.05)
Diluted	1.34	(1.05)
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	43.0	43.0
Diluted	43.3	43.0

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31, 2010	December 31, 2009
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	314	324
Receivables, less allowances of $8 and $8	628	536
Inventories (NOTE 6)	743	745
Prepaid expenses	42	46
Income and other taxes receivable	404	414
Deferred income taxes	139	137

Total current assets	2,270	2,202
Property, plant and equipment, at cost	9,618	9,575
Accumulated depreciation	(5,548)	(5,446)

Net property, plant and equipment	4,070	4,129
Intangible assets, net of amortization (NOTE 7)	86	85
Other assets	102	103

Total assets	6,528	6,519

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	19	43
Trade and other payables	668	686
Income and other taxes payable	36	31
Long-term debt due within one year	31	11

Total current liabilities	754	771
Long-term debt	1,600	1,701
Deferred income taxes and other	1,038	1,019
Other liabilities and deferred credits	388	366
Commitments and contingencies (NOTE 10)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued and outstanding: 42,110,305 and 42,062,408 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 981,189 and 982,321 shares	78	78
Additional paid-in capital	2,815	2,816
Accumulated deficit	(158)	(216)
Accumulated other comprehensive income (loss)	13	(16)

Total shareholders’ equity	2,748	2,662

Total liabilities and shareholders’ equity	6,528	6,519

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2009	43.0	78	2,816	(216)	(16)	2,662
Stock-based compensation	0.1	—	1	—	—	1
Net earnings	—	—	—	58	—	58
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $3	—	—	—	—	(1)	(1)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $1	—	—	—	—	(9)	(9)
Foreign currency translation adjustments	—	—	—	—	39	39
Other	—	—	(2)	—	—	(2)

Balance at March 31, 2010	43.1	78	2,815	(158)	13	2,748

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2010 and March 31, 2009

(IN MILLIONS OF DOLLARS)

	March 31, 2010	March 31, 2009
	(Unaudited)
	$	$
Operating activities
Net earnings (loss)	58	(45)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	102	99
Deferred income taxes and tax uncertainties	15	(15)
Impairment and write-down of property, plant and equipment	22	35
Net gains on disposals of property, plant and equipment	(1)	—
Stock-based compensation expense	1	4
Other	(1)	3
Changes in assets and liabilities
Receivables	(90)	(36)
Inventories	10	34
Prepaid expenses	(5)	(2)
Trade and other payables	(25)	(46)
Income and other taxes	23	14
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	10	13
Other assets and other liabilities	4	(1)

Cash flows provided from operating activities	123	57

Investing activities
Additions to property, plant and equipment	(31)	(24)
Proceeds from disposals of property, plant and equipment	7	—

Cash flows used for investing activities	(24)	(24)

Financing activities
Net change in bank indebtedness	(23)	9
Change of revolving bank credit facility	—	90
Repayment of long-term debt	(103)	(3)
Borrowings under accounts receivable securitization program	20	—
Other	(3)	—

Cash flows provided from (used for) financing activities	(109)	96

Net increase (decrease) in cash and cash equivalents	(10)	129
Cash and cash equivalents at beginning of period	324	16

Cash and cash equivalents at end of period	314	145

Supplemental cash flow information
Net cash payments for:
Interest	21	24
Income taxes refund	(1)	—

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair presentation of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission. The December 31, 2009 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain reclassifications of prior period balances have been made for consistent presentation with the present period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

TRANSFERS OF FINANCIAL ASSETS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting for Transfers of Financial Assets, which amends the derecognition guidance required by the Transfers and Servicing Topic of FASB Accounting Standards Codification (“ASC”). Some of the major changes undertaken by this amendment include:

•	Eliminating the concept of a Qualified Special Purpose Entity (“QSPE”).

•	Modifying the derecognition provisions as required by the Transfers and Servicing Topic of FASB ASC:

o	require that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis,

o	clarify when a transferred asset is considered legally isolated from the transferor,

o	modify the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and

o	provide guidance on when a portion of a financial asset can be derecognized, thereby restricting the circumstances when sale accounting can be achieved to the following cases:

•	transfers of individual or groups of financial assets in their entirety and

•	transfers of participating interests.

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company adopted the new requirements in its March 31, 2010 consolidated financial statements. The adoption of the new guidance resulted in an increase in Subordinated interest in securitized receivables of $20 million presented in Receivables and a corresponding increase in Long-term debt due within one year in the Consolidated Balance Sheet.

VARIABLE INTEREST ENTITIES

In June and December 2009, the FASB issued guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009, and for interim and annual reporting periods thereafter. The Company adopted the new requirements in its March 31, 2010 consolidated financial statements with no significant impact as the Company has no interests in variable interest entities.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at March 31, 2010, the Company did not have any customers that represented more than 10% of the receivables (2009 – the Company did not have any customers that represented more than 10%).

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

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2010 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for (a)
					2010	2011	2012
Natural gas	6,525,000	MMBTU	(1)	$48	29%	17%	5%

(1)	MMBTU: Millions of British thermal units

(a)	The percentage of coverage represents the derivative financial instrument positions. The percentage of natural gas purchases under fixed price contracts for both derivative financial instruments and physical delivery for 2010 are 29%, 2011 are 17% and 2012 are 5%.

The natural gas derivative contracts were fully effective for accounting purposes as of March 31, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) for the three months ended March 31, 2010 resulting from hedge ineffectiveness (2009 – nil).

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

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of March 31, 2010 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2010	2011
Currency options purchased	CDN	$350	66%	6%
Currency options sold	CDN	$350	66%	6%

The currency options are fully effective as at March 31, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) for the three months ended March 31, 2010 resulting from hedge ineffectiveness (2009 – nil).

The Effect of Derivative Instruments on the Consolidated Statements of Earnings (Loss) and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion)
	For the three months ended		For the three months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	$	$	$	$
Natural gas swap contracts (a)	(5)	(2)	(1)	—
Currency options (a)	4	(13)	10	(18)

Total	(1)	(15)	9	(18)

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Loss) (Effective Portion) is recorded in Cost of Sales.

The gain (loss) recorded in Accumulated other comprehensive income (loss) relating to natural gas contracts will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at March 31, 2010.

The gain (loss) recorded in Accumulated other comprehensive income (loss) relating to currency options will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2010.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis for the periods ended March 31, 2010 and December 31, 2009, in accordance with Fair Value Measurements and Disclosures Topic of FASB ASC and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	March 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	16	—	16	—	(a)	Prepaid expenses

Total Assets	16	—	16	—

Liabilities derivatives
Currency options	1	—	1	—	(a)	Trade and other payables
Natural gas swap contracts	13	—	13	—	(a)	Trade and other payables
Natural gas swap contracts	3	—	3	—	(a)	Other liabilities and deferred credits

Total Liabilities	17	—	17	—

Other Instruments:
Long-term debt	1,777	1,777	—	—	(b)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	25	—	25	—	(a)	Prepaid expenses

Total Assets	25	—	25	—

Liabilities derivatives
Currency options	3	—	3	—	(a)	Trade and other payables
Natural gas swap contracts	9	—	9	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits

Total Liabilities	14	—	14	—

Other Instruments:
Long-term debt	1,805	1,805	—	—	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

-	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of the Company’s long-term debt is measured by comparison to market prices of our debt. In accordance with the accounting standards, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2010 and December 31, 2009. However, fair value disclosure is required.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

The following table provides the reconciliation between basic and diluted earnings (loss) per share:

	For the three months ended
	March 31, 2010	March 31, 2009
Net earnings (loss)	$58	$(45)

Weighted average number of common and exchangeable shares outstanding (millions)	43.0	43.0
Effect of dilutive securities (millions)	0.3	—

Weighted average number of diluted common and exchangeable shares outstanding (millions)	43.3	43.0

Basic net earnings (loss) per share (in dollars)	$1.35	$(1.05)
Diluted net earnings (loss) per share (in dollars)	$1.34	$(1.05)

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive:

	March 31, 2010	March 31, 2009
Restricted stock units	—	39,731
Options	368,627	417,183
Performance-based awards	—	92,076

The calculation of earnings (loss) per common share for the three months ended March 31, 2010 and March 31, 2009 is based on the weighted average number of Domtar common stock outstanding during the period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common stock. A portion of the stock options to purchase common shares is excluded in the computation of diluted net earnings (loss) per share in periods of loss because to do so would have been anti-dilutive.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2010, the pension expense was $9 million (2009—$6 million).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended
	March 31, 2010		March 31, 2009
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Service cost	9	2	8	1
Interest expense	22	2	20	2
Expected return on plan assets	(23)	—	(18)	—
Amortization of net actuarial loss	1	—	1	—
Curtailment loss	—	—	2	—
Settlement loss	—	—	2	—
Amortization of prior year service costs	1	—	1	—
Special termination benefits	—	—	1	—

Net periodic benefit cost	10	4	17	3

The Company contributed $4 million for the three months ended March 31, 2010 (2009—$6 million) to the pension plans and nil to the other post-retirement benefit plans (2009—$1 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. INVENTORIES

The following table presents the components of inventories:

	March 31, 2010	December 31, 2009
	$	$
Work in process and finished goods	424	430
Raw materials	124	114
Operating and maintenance supplies	195	201

	743	745

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	March 31, 2010	December 31, 2009
		$	$
Intangible assets subject to amortization
Water rights	40	15	15
Power purchase agreements	25	32	31
Customer relationships	20	11	11
Trade names	7	7	7
Supplier agreements	5	6	6
Cutting rights	Units of production method	28	23

		99	93
Accumulated amortization		(13)	(8)

Total intangible assets		86	85

Amortization expense related to intangible assets for the three months ended March 31, 2010 was $1 million (2009—$2 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2010	2011	2012	2013	2014
	$	$	$	$	$
Amortization expense related to intangible assets	5	5	5	4	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

During the first quarter of 2010, the Company recorded $13 million of accelerated depreciation related to the reconfiguration of the Plymouth, North Carolina mill, announced on October 20, 2009.

On March 16, 2010, the Company announced that it will permanently close its coated groundwood paper mill in Columbus, Mississippi. This measure will result in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affect 219 employees. The Company recorded a $9 million write-down for the related fixed assets. Operations ceased in April 2010.

The following tables provide the components of closure and restructuring costs by segment:

	Papers	Total
	Three months ended March 31, 2010
	$	$
Severance and termination costs	9	9
Inventory obsolescence (1)	7	7
Other	4	4

Closure and restructuring costs	20	20

	Papers	Wood	Total
	Three months ended March 31, 2009
	$	$	$
Severance and termination costs	14	2	16
Other	8	—	8

Closure and restructuring costs	22	2	24

(1)	Inventory obsolescence primarily relates to the write-down of operating and maintenance supplies classified as inventories on the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. CLOSURE AND RESTRUCTURING LIABILITY (CONTINUED)

The following table provides the activity in the closure and restructuring liability:

	March 31, 2010	December 31, 2009
	$	$
Balance at beginning of period	41	47
Additions	11	29
Severance payments	(3)	(32)
Change in estimates	—	(8)
Effect of foreign currency exchange rate change	1	5

Balance at end of period	50	41

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
	March 31, 2010	March 31, 2009
	$	$
Net earnings (loss)	58	(45)
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges:
Net loss arising during the period, net of tax of $3 (2009 - $2)	(1)	(15)
Less: Reclassification adjustment for gains (losses) included in net earnings (loss), net of tax of $1 (2009 - nil)	(9)	18
Foreign currency translation adjustments	39	(32)

Comprehensive income (loss)	87	(74)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

During the first quarter of 2006, the pulp and paper mill in Prince Albert, Saskatchewan was closed due to poor market conditions. The Company’s management determined that the Prince Albert facility was no longer a strategic fit for the Company and will not be reopened. The Province of Saskatchewan may require active decommissioning and reclamation at the Prince Albert facility. In the event decommissioning and reclamation is required at the facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts. The Company has a reserve for the estimated environmental remediation of the site.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote. As of July 3, 2002, the parties entered into a partial Settlement Agreement which provided that, while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims and such claims cannot be reasonably determined at this time. On June 3, 2008, Domtar was notified by Seaspan that it had terminated the Settlement Agreement. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed on March 17, 2010 but there is no suspension in the execution of this Order unless the Appeal Board orders otherwise. The Company has recorded an environmental reserve to address estimated exposure.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	March 31, 2010	December 31, 2009
	$	$
Balance at beginning of period	111	99
Additions	—	11
Revisions in estimated cash flows	—	(7)
Environmental spending	(2)	(5)
Accretion	1	3
Effect of foreign currency exchange rate change	2	10

Balance at end of period	112	111

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At March 31, 2010, the Company had a provision of $112 million for environmental matters and other asset retirement obligations (2009—$111 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In the United States, the U.S. Congress is considering legislation to reduce emissions of GHGs. In June 2009, the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009, a cap-and-trade bill designed to reduce GHG emissions. In September 2009, the Clean Energy Jobs and American Power Act was introduced in the U.S. Senate. In December 2009, the Carbon Limits and Energy for America’s Recovery (CLEAR) Act was also introduced in the U.S. Senate. In addition, several states are already requiring the reduction of GHG emissions by certain companies and public utilities, primarily through the planned development of GHG emission inventories and/or state GHG cap-and-trade programs. In addition, the U.S. Environmental Protection Agency (“EPA”) is beginning to regulate GHG emissions. The U.S. Supreme Court ruled in April 2007 in Massachusetts, et al. v. EPA, that GHGs fall under the federal Clean Air Act’s definition of “air pollutant.” In December 2009, EPA issued its “endangerment findings” which found that GHGs endanger public health and welfare. The finding itself does not impose any requirement on the Company industry but is a pre-requisite for EPA to regulate GHG emissions. Passage of climate control legislation or other regulatory initiatives by Congress or various U.S. states, or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of GHGs in areas in which the Company conducts business may have a material effect on the Company’s operations. The Company expects not to be disproportionately affected by these measures compared with other pulp and paper operations in the United States. There are presently no federal or provincial legislations on regulatory obligations to reduce GHG for the Company’s pulp and paper operations in Canada.

While it is likely that there will be increased regulation relating to GHG and climate change, at this stage it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2010, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held in February 2010, and the parties are awaiting the arbitrator’s decision. The Company cannot be certain that it will not incur a liability, which could range from $0 to $25 million, with respect to this grievance.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. could have been obligated to pay up to a maximum of $118 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $108 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $108 million (CDN$110 million) as a result of the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. (“the Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $108 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2010, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
SEGMENT DATA	March 31, 2010	March 31, 2009
	$	$
Sales
Papers	1,245	1,106
Paper Merchants	212	217
Wood	67	43

Total for reportable segments	1,524	1,366
Intersegment sales – Papers	(62)	(60)
Intersegment sales – Wood	(5)	(4)

Consolidated sales	1,457	1,302

Depreciation and amortization and impairment and write-down of property, plant and equipment
Papers	96	94
Paper Merchants	1	1
Wood	5	4

Total for reportable segments	102	99
Impairment and write-down of property, plant and equipment - Papers	22	35

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	124	134

Operating income (loss)
Papers (a)	120	(6)
Paper Merchants	1	2
Wood	(5)	(18)

Consolidated operating income (loss)	116	(22)
Interest expense	32	31

Earnings (loss) before income taxes	84	(53)
Income tax expense (benefit)	26	(8)

Net earnings (loss)	58	(45)

(a)	The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures derived from biomass. The Company has submitted an application with the U.S. Internal Revenue Service (“IRS”) to be registered as an alternative fuel mixer and received notification that its registration had been accepted in March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. The Company recorded $25 million and $46 million in tax credits for the three months ended March 31, 2010 and March 31, 2009, respectively, in Other operating income. The $25 million recorded in the three months ended March 31, 2010 represents an adjustment to amounts presented as deferred revenue at December 31, 2009. The $25 million was released to income following guidance issued by the U.S. Internal Revenue Service in March 2010. The Company recorded $7 million and $18 million in income tax expense related to the alternative fuel mixture income for the three months ended March 31, 2010 and March 31, 2009, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities in exchange for outstanding debt securities of Domtar Inc, a 100% owned subsidiary of the Company. Pursuant to this exchange transaction, the securities that were issued (the “Guaranteed Debt”) were fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries Inc. (and subsidiaries, excluding Domtar Funding LLC), Ris Paper Company Inc., Domtar A.W., LLC (and subsidiary) and Domtar Maine LLC (and subsidiary) all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company, LLC’s own 100% owned subsidiaries; including Domtar Delaware Investments Inc., Domtar Delaware Holdings Inc., Domtar Delaware Holdings LLC, Domtar Inc. and Domtar Pulp and Paper Products Inc. (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2010 and December 31, 2009 and the Statements of Earnings (Loss), and Cash Flows for the three months ended March 31, 2010 and March 31, 2009 for Domtar Corporation (the “Parent Company”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended March 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,191	486	(220)	1,457
Operating expenses
Cost of sales, excluding depreciation and amortization	—	977	385	(220)	1,142
Depreciation and amortization	—	73	29	—	102
Selling, general and administrative	7	55	22	—	84
Impairment and write-down of property, plant and equipment	—	22	—	—	22
Closure and restructuring costs	—	17	3	—	20
Other operating income, net	—	(24)	(5)	—	(29)

	7	1,120	434	(220)	1,341

Operating income (loss)	(7)	71	52	—	116
Interest expense (income)	31	15	(14)	—	32

Earnings (loss) before income taxes	(38)	56	66	—	84
Income tax expense (benefit)	(11)	19	18	—	26
Share in earnings of equity accounted investees	85	48	—	(133)	—

Net earnings (loss)	58	85	48	(133)	58

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Sales	—	1,107	408	(213)	1,302
Operating expenses
Cost of sales, excluding depreciation and amortization	—	943	393	(213)	1,123
Depreciation and amortization	—	76	23	—	99
Selling, general and administrative	4	66	13	—	83
Write-down of property, plant and equipment	—	35	—	—	35
Closure and restructuring costs	—	14	10	—	24
Other operating loss (income), net	—	(45)	5	—	(40)

	4	1,089	444	(213)	1,324

Operating income (loss)	(4)	18	(36)	—	(22)
Interest expense (income)	30	12	(11)	—	31

Earnings (loss) before income taxes	(34)	6	(25)	—	(53)
Income tax expense (benefit)	(12)	4	—	—	(8)
Share in loss of equity accounted investees	(23)	(25)	—	48	—

Net earnings (loss)	(45)	(23)	(25)	48	(45)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	March 31, 2010
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	232	52	30	—	314
Receivables	—	465	163	—	628
Inventories	—	416	327	—	743
Prepaid expenses	5	9	28	—	42
Income and other taxes receivable	—	454	17	(67)	404
Intercompany accounts	204	1,928	226	(2,358)	—
Deferred income taxes	1	138	—	—	139

Total current assets	442	3,462	791	(2,425)	2,270
Property, plant and equipment, at cost	—	5,755	3,863	—	9,618
Accumulated depreciation	—	(3,026)	(2,522)	—	(5,548)

Net property, plant and equipment	—	2,729	1,341	—	4,070
Intangible assets, net of amortization	—	—	86	—	86
Investments in affiliates	5,871	1,369	26	(7,266)	—
Intercompany long-term advances	7	80	600	(687)	—
Other assets	22	27	53	—	102

Total assets	6,342	7,667	2,897	(10,378)	6,528

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	10	9	—	19
Trade and other payables	45	338	285	—	668
Intercompany accounts	1,929	290	139	(2,358)	—
Income and other taxes payable	32	39	32	(67)	36
Long-term debt due within one year	8	3	20	—	31

Total current liabilities	2,014	680	485	(2,425)	754
Long-term debt	1,577	11	12	—	1,600
Intercompany long-term loans	80	606	1	(687)	—
Deferred income taxes and other	—	1,005	33	—	1,038
Other liabilities and deferred credits	1	127	260	—	388
Shareholders’ equity	2,670	5,238	2,106	(7,266)	2,748

Total liabilities and shareholders’ equity	6,342	7,667	2,897	(10,378)	6,528

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	December 31, 2009
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	237	83	4	—	324
Receivables	—	469	67	—	536
Inventories	—	446	299	—	745
Prepaid expenses	5	8	33	—	46
Income and other taxes receivable	—	453	23	(62)	414
Intercompany accounts	205	1,808	179	(2,192)	—
Deferred income taxes	1	136	—	—	137

Total current assets	448	3,403	605	(2,254)	2,202
Property, plant and equipment, at cost	—	5,733	3,842	—	9,575
Accumulated depreciation	—	(2,932)	(2,514)	—	(5,446)

Net property, plant and equipment	—	2,801	1,328	—	4,129
Intangible assets, net of amortization	—	4	81	—	85
Investments in affiliates	5,753	1,321	25	(7,099)	—
Intercompany long-term advances	7	80	600	(687)	—
Other assets	24	24	55	—	103

Total assets	6,232	7,633	2,694	(10,040)	6,519

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	27	16	—	43
Trade and other payables	33	393	260	—	686
Intercompany accounts	1,806	266	120	(2,192)	—
Income and other taxes payable	43	31	19	(62)	31
Long-term debt due within one year	8	3	—	—	11

Total current liabilities	1,890	720	415	(2,254)	771
Long-term debt	1,678	11	12	—	1,701
Intercompany long-term loans	80	606	1	(687)	—
Deferred income taxes and other	—	999	20	—	1,019
Other liabilities and deferred credits	—	111	255	—	366
Shareholders’ equity	2,584	5,186	1,991	(7,099)	2,662

Total liabilities and shareholders’ equity	6,232	7,633	2,694	(10,040)	6,519

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	(Unaudited)
	$	$	$	$	$
Operating activities
Net earnings (loss)	58	85	48	(133)	58
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	44	(56)	(56)	133	65

Cash flows provided from (used for) operating activities	102	29	(8)	—	123

Investing activities
Additions to property, plant and equipment	—	(26)	(5)	—	(31)
Proceeds from disposals of property, plant and equipment	—	—	7	—	7
Increase in long-term advances to related parties	(2)	(17)	—	19	—
Decrease in long-term advances to related parties	—	—	19	(19)	—

Cash flows provided from (used for) investing activities	(2)	(43)	21	—	(24)

Financing activities
Net change in bank indebtedness	—	(16)	(7)	—	(23)
Repayment of long-term debt	(102)	(1)	—	—	(103)
Borrowings under accounts receivable securitization program	—	—	20	—	20
Other	(3)	—	—	—	(3)

Cash flows provided from (used for) financing activities	(105)	(17)	13	—	(109)

Net increase (decrease) in cash and cash equivalents	(5)	(31)	26	—	(10)
Cash and cash equivalents at beginning of period	237	83	4	—	324

Cash and cash equivalents at end of period	232	52	30	—	314

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SALE OF REPORTABLE SEGMENT

On March 29, 2010, the Company announced that it had entered into an agreement to sell the forest products business to EACOM Timber Corporation. The transaction includes five operating sawmills: Timmins, Nairn Centre and Gogama in Ontario, and Val-d’Or and Matagami in Quebec; as well as two non-operating sawmills: Ear Falls in Ontario and Ste-Marie in Quebec. The sawmills have approximately 3.5 million cubic meters of annual harvesting rights and a production capacity of close to 900 million board feet. Also included in the transaction is the Sullivan remanufacturing facility in Quebec and the interests in two investments: Anthony-Domtar Inc. and Elk Lake Planning Mill Limited.

The expected proceeds are $79 million (CDN$80 million) plus elements of working capital estimated at $30 to $39 million (CDN$30 to $40 million) and 19% of the proceeds will be received in shares of EACOM giving Domtar an approximate 11% ownership interest in EACOM. The net book value of the assets being sold is $110 million (CDN$112 million), excluding the elements of working capital. The transaction is expected to close at the end of the second quarter or in the third quarter of 2010, subject to material consents and customary closing conditions which includes approvals of the transfers of cutting rights in Quebec and Ontario.

As a result of the signing of the definitive agreement the Company assessed whether it met the criteria for assets held for sale or whether there was an impairment charge to be recorded in the period ended March 31, 2010. Transfer of some of the cutting rights require government consent. Given that the transfer of the cutting rights has a certain degree of uncertainty the Company concluded the criteria for assets held for sale accounting was not met. The Company also considered the probability of this transaction closing when performing its impairment test. As a result of the outcome of this test, the Company concluded no impairment charge was required in the first quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. You should also read the MD&A in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month periods ended March 31, 2010 and 2009. The three-month periods are also referred to as the first quarter of 2010 and 2009.

EXECUTIVE SUMMARY

In the first quarter of 2010, we reported operating income of $116 million, a decrease of $87 million compared to operating income of $203 million in the fourth quarter of 2009. The decrease was attributable to the $162 million in alternative fuel tax credits recorded in the fourth quarter of 2009, as compared to the $25 million recorded in the first quarter of 2010. There was an improvement in our papers business in the first quarter of 2010, which experienced a 2% volume increase compared to the fourth quarter of 2009, as well as higher average selling prices for paper and pulp, compared to the fourth quarter of 2009. Our strategy of maintaining our production levels in line with our customer demand has resulted in taking lack-of-order downtime and machine slowdowns of 28,000 tons of paper in the first quarter of 2010 compared to 80,000 tons of paper and 5,000 metric tons of pulp in the fourth quarter of 2009. The decrease in lack-of-order downtime and machine slowdowns positively impacted our earnings. The results for our first quarter of 2010 were also impacted by higher costs of raw materials, including fiber and energy, higher freight costs, and the unfavorable impact of a stronger Canadian dollar, net of our hedging program, partially offset by lower costs related to maintenance.

Demand for our uncoated freesheet paper remained stable and we expect the increasing level of economic activity to be supportive of the recent trend. Input costs are expected to rise moderately while we may also be negatively affected by unfavorable exchange rates. We expect to benefit from price increases in pulp and paper, which are in process of being implemented. The second quarter of 2010 will be affected by higher-than-average maintenance costs.

Restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

In March 2010, we announced the permanent closure of our coated groundwood paper mill in Columbus. Operations have ceased in April 2010. This measure resulted in the permanent curtailment of approximately 238,000 tons of coated groundwood production capacity per year as well as approximately 70,000 metric tons of thermo-mechanical pulp and affected approximately 219 employees.

RECENT DEVELOPMENTS

Agreement for the Sale of Wood Business

On March 29, 2010, we announced that we have entered into an agreement to sell our forest products business to EACOM Timber Corporation. The transaction includes five operating sawmills: Timmins, Nairn Centre and Gogama in Ontario, and Val-d’Or and Matagami in Quebec; as well as two non-operating sawmills: Ear Falls in Ontario and Ste-Marie in Quebec. The sawmills have approximately 3.5 million cubic meters of annual harvesting rights and a production capacity of close to 900 million board feet. Also included in the transaction is the Sullivan remanufacturing facility in Quebec and our interests in two investments: Anthony-Domtar Inc. and Elk Lake Planning Mill Limited.

The expected proceeds are $79 million (CDN$80 million) plus elements of working capital estimated at $30 to $39 million (CDN$30 to $40 million) and 19% of the proceeds will be received in shares of EACOM giving Domtar an approximate 11% ownership interest in EACOM. The net book value of the assets being sold is $110 million (CDN$112 million), excluding the elements of working capital. The transaction is expected to close at the end of the second quarter or in the third quarter of 2010, subject to material consents and customary closing conditions which includes approvals of the transfers of cutting rights in Quebec and Ontario.

As a result of the signing of the definitive agreement we assessed whether it met the criteria for assets held for sale or whether there was impairment charge to be recorded in the period ended March 31, 2010. Transfer of some cutting rights require government consent. Given that the transfer has a certain degree of uncertainty, we concluded the criteria for assets held for sale accounting was not met and also considered the probability of this transaction closing when performing its impairment test. As a result of the outcome of this test, we concluded no impairment charge was required in the first quarter of 2010.

Dividend and Share Buyback Program

On May 5, 2010, we announced that our Board of Directors has approved a quarterly dividend to holders of the Company common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a 100% owned subsidiary of Domtar Corporation. The first quarterly dividend $0.25 per share will be paid on July 15, 2010 to shareholders of record on June 15, 2010.

In addition, our Board of Directors has authorized a share buyback program of up to $150 million of the Company’s common stock. Under the share buyback program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The share repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. The repurchase program has no set expiration date.

OUR BUSINESS

Our reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood. A description of our business is included in Part I, Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2009.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the first quarter of 2010 and 2009.

	Three months ended
FINANCIAL HIGHLIGHTS	March 31, 2010	March 31, 2009
(In millions of dollars, unless otherwise noted)
Sales	$1,457	$1,302

Operating income (loss)	116	(22)

Net earnings (loss)	58	(45)

Net earnings (loss) per common share (in dollars)[1]:
Basic	1.35	(1.05)
Diluted	1.34	(1.05)

Operating income (loss) per segment:
Papers	$120	($6)
Paper Merchants	1	2
Wood	(5)	(18)

Total	$116	($22)

	At March 31, 2010	At December 31, 2009
Total assets	$6,528	$6,519
Total long-term debt, including current portion	$1,631	$1,712

[1]	Refer to Note 4 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings (loss) per common share.

FIRST QUARTER 2010 VERSUS

FIRST QUARTER 2009

Sales

Sales for the first quarter of 2010 amounted to $1,457 million, an increase of $155 million, or 12%, from sales of $1,302 million in the first quarter of 2009. The increase in sales was mainly attributable to higher shipments for paper and pulp ($86 million) and wood ($19 million), and higher average selling prices for pulp ($73 million) and wood ($4 million). These factors were partially offset by lower selling prices for paper ($22 million).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,142 million in the first quarter of 2010, an increase of $19 million, or 2%, compared to cost of sales, excluding depreciation and amortization, of $1,123 million in the first quarter of 2009. This increase was mainly attributable to higher shipments for paper and pulp, offset by lower costs related to the decrease in lack-of-order downtime and machine slowbacks ($58 million), higher shipments for wood ($18 million) and the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($7 million). These factors were partially offset by lower costs for raw materials, including fiber ($3 million), chemicals ($27 million), energy ($5 million).

Depreciation and Amortization

Depreciation and amortization amounted to $102 million in the first quarter of 2010, an increase of $3 million, or 3%, compared to depreciation and amortization of $99 million in the first quarter of 2009. The increase was influenced by the negative impact of a stronger Canadian dollar in the first quarter of 2010 when compared to 2009. This increase was offset by the decrease in depreciation related to the write-down of property, plant and equipment due to the permanent closure of a paper machine and manufacturing equipment in the first quarter of 2009 at our Plymouth pulp and paper mill.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses amounted to $84 million in the first quarter of 2010, an increase of $1 million, or 1%, compared to SG&A expenses of $83 million in the first quarter of 2009. The increase was influenced by the negative impact of a stronger Canadian dollar in the first quarter of 2010 when compared to 2009. These factors were partially offset by lower overall expenses resulting from cost reduction initiatives.

Other Operating Income

Other operating income amounted to $29 million in the first quarter of 2010, a decrease of $11 million compared to other operating income of $40 million in the first quarter of 2009. This decrease in other operating income is primarily due to a decrease in the refundable excise tax credit for the production and use of alternative bio fuel mixtures of $21 million in the first quarter of 2010 versus 2009.

Operating Income (Loss)

Operating income in the first quarter of 2010 amounted to $116 million, an increase of $138 million compared to an operating loss in the first quarter of 2009 of $22 million. This increase in operating income is attributable to the factors mentioned above as well as lower impairment and write-down of property, plant and equipment and closure and restructuring costs ($17 million).

Interest Expense

We incurred $32 million of interest expense in the first quarter of 2010, an increase of $1 million compared to interest expense of $31 million in the first quarter of 2009. The increase in interest expense is primarily related to a higher interest rate on the notes with the issuance of the 10.75% Notes due 2017 in the second quarter of 2009. This increase was partially offset by a lower long-term debt balance outstanding and lower variable interest rates in the first quarter of 2010 compared to the first quarter of 2009.

Income Taxes

For the first quarter of 2010, our income tax expense amounted to $26 million, which was comprised of current tax expense of $11 million and deferred tax expense of $15 million compared to an income tax benefit of $8 million in the first quarter of 2009, which was comprised of current tax expense of $7 million and deferred tax benefit of $15 million. We received an income tax refund, net of payments, of $1 million during the first quarter of 2010. In the first quarter of 2010 our effective tax rate was 31%, due to Management’s current estimate that Canadian income will be entirely offset by Canadian tax assets that have been fully reserved, as compared to an effective tax rate of 15% in the first quarter of 2009. The actual effective tax rate of future interim periods in 2010 could be impacted by a change in the forecasted ratio of separate Canadian income or loss to total consolidated income or loss throughout 2010.

Net Earnings (Loss)

Net earnings amounted to $58 million ($1.34 per common share on a diluted basis) in the first quarter of 2010, an increase of $103 million compared to net loss of $45 million ($1.05 per common share on a diluted basis) in the first quarter of 2009 due to the factors mentioned above.

PAPERS

	Three months ended
SELECTED INFORMATION	March 31, 2010	March 31, 2009
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,245	$1,106
Intersegment sales	(62)	(60)

	$1,183	$1,046

Operating income (loss)	$120	($6)

Shipments
Paper (in thousands of ST)	960	913
Pulp (in thousands of ADMT)	388	314

Sales and Operating Income

Sales

Sales in our Papers segment amounted to $1,183 million in the first quarter of 2010, an increase of $137 million, or 13%, compared to sales of $1,046 million in the first quarter of 2009. The increase in sales is attributable to higher shipments for paper of approximately 5%, and pulp of approximately 24%, reflecting stronger market demand for uncoated freesheet paper and pulp. As a result of the stronger market demand for paper and pulp, and restructuring activities undertaken in 2009, which includes the closure of one paper machine at our Plymouth pulp and paper mill effective in the first quarter of 2009, we took lower lack-of-order downtime and paper machine slowdowns in the first quarter of 2010 when compared to the first quarter of 2009. The increase in sales is also attributable to higher average selling prices for pulp. These factors were partially offset by lower average selling prices for paper.

Operating Income (Loss)

Operating income in our Papers segment amounted to $120 million in the first quarter of 2010, an increase of $126 million, when compared to an operating loss of $6 million in the first quarter of 2009. The increase is mostly attributable to the higher shipments of pulp and paper, the higher average selling price for pulp and lower cost for raw materials, including fiber, energy, and chemicals, specifically caustic soda, sulfuric acid, and starch. These factors were partially offset by the unfavorable impact of a stronger Canadian dollar, the decrease in the alternative fuel tax credits recorded in the first quarter of 2010 compared to the first quarter of 2009, and lower average selling prices for paper.

Pricing Environment

Overall average paper sales prices decreased in the first quarter of 2010 compared to the first quarter of 2009. Our sales prices for offset 50 lb rolls were lower by $33/ton, or 4% in the first quarter of 2010 compared to 2009, while our copy 20 lb sheets were higher by $24/ton, or 2% in the first quarter of 2010 when compared to 2009.

Our average pulp sales prices experienced a large increase in the first quarter of 2010 compared to the first quarter of 2009. Our sales price on both Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp increased by $213/metric ton and $238/metric ton, or 42% and 58%, respectively, in the first quarter of 2010 compared to the first quarter of 2009.

Operations

Shipments

Our paper shipments increased by 47,000 tons, or 5%, in the first quarter of 2010 compared to the first quarter of 2009, primarily due to stronger market demand for uncoated freesheet paper. The softer market demand for uncoated freesheet in 2009 resulted in the closure of one paper machine at our Plymouth pulp and paper mill in the first quarter of 2009. These factors, combined with previous restructuring activities resulted in lower lack-of-order downtime and paper machine slowbacks in the first quarter of 2010.

Our pulp trade shipments increased by 74,000 metric tons, or 24%, in the first quarter of 2010 compared to the first quarter of 2009. The increase in pulp shipments resulted mostly from an increase in market demand.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures derived from biomass. We have submitted an application with the U.S. Internal Revenue Service (“IRS”) to be registered as an alternative fuel mixer and received notification that its registration had been accepted in March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. We recorded $25 million and $46 million in tax credits for the three months ended March 31, 2010 and March 31, 2009, respectively, in Other operating income. The $25 million recorded in the three months ended March 31, 2010 represents an adjustment to amounts presented as deferred revenue at December 31, 2009. The $25 million was released to income following guidance issued by the U.S. Internal Revenue Service in March 2010. We recorded $7 million and $18 million in income tax expense related to the alternative fuel mixture income for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

Closure and Restructuring

In March 2010, we announced the permanent shut down of the Columbus coated groundwood paper mill, which occurred at the end of April 2010, due to unfavorable market conditions. This measure resulted in the permanent curtailment of approximately 238,000 tons of coated groundwood, and 70,000 metric tons of thermo-mechanical pulp, and affects 219 employees.

In the first quarter of 2010, we incurred $42 million of closure and restructuring costs ($57 million in the first quarter of 2009), including the impairment and write-down of property, plant and equipment of $22 million, compared to $35 million in the first quarter of 2009. For more details on the closure and restructuring costs, refer to Item 1, Financial Statements and Supplementary Data, Note 9, of this Quarterly Report on Form 10-Q.

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

Other

Natural Resources Canada Pulp and Paper Green Transformation Program

On June 17, 2009, the Government of Canada announced the Pulp and Paper Green Transformation Program (“the Program”) to help pulp and paper companies make investments to improve the environmental performance of their Canadian facilities. The Program is capped at CDN$1 billion, and the funding of capital investments at eligible mills must be completed no later than March 31, 2012.

Subject to the approval of Natural Resources Canada, eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. The investment must be made before the expiration of the program on March 31, 2012, and all projects are subject to the approval of the Government of Canada. Although amounts will not be received until qualifying capital expenditures have been made, we have been allocated $141 million (CDN$143 million) through this Program. The funds are to be spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received will be accounted for as an offset to the applicable plant and equipment asset amount. We received $11 million (CDN$11 million) in April 2010 related to two eligible projects at our Kamloops and Dryden pulp mills.

PAPER MERCHANTS

	Three months ended
SELECTED INFORMATION	March 31, 2010	March 31, 2009
(In millions of dollars)
Sales	$212	$217

Operating income	1	2

Sales and Operating Income

Sales

Sales in our Paper Merchants segment amounted to $212 million in the first quarter of 2010, a decrease of $5 million compared to sales of $217 million in the first quarter of 2009. This decrease in sales was mostly attributable to softer market demand, which resulted in a decrease in deliveries of approximately 3%, partially offset by an increase in selling prices.

Operating Income

Operating income amounted to $1 million in the first quarter of 2010, a decrease of $1 million when compared to operating income of $2 million in the first quarter of 2009. The decrease in operating income is attributable to a decrease in deliveries in the first quarter of 2010 when compared to the first quarter of 2009.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which three will expire in 2010, one in 2011 and two in 2013. We have five collective agreements covering four locations in Canada, one of which expired in 2008 and two expired in 2009 (negotiations are expected to begin shortly) and two will expire in 2010.

WOOD

	Three months ended
SELECTED INFORMATION	March 31, 2010	March 31, 2009
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$67	$43
Intersegment sales	(5)	(4)

	$62	$39

Operating loss	($5)	($18)

Shipments (millions of FBM)	164	125

Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$337	$228
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	343	240

[1]	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood segment amounted to $62 million in the first quarter of 2010, an increase of $23 million, or 59%, compared to sales of $39 million in the first quarter of 2009. The increase in sales is attributable to higher average selling prices and higher shipments for wood products.

Operating Loss

Operating loss in our Wood segment amounted to $5 million in the first quarter of 2010, a decrease in operating loss of $13 million compared to an operating loss of $18 million in the first quarter of 2009. Our operating loss was impacted by higher shipments, as well as higher average selling prices of our wood products, and $2 million of closure and restructuring charges in the first quarter of 2009. These factors were partially offset by the unfavorable impact of a stronger Canadian dollar.

Pricing Environment

Our average sales price for Great Lakes 2x4 stud lumber increased by $112/MFBM, or 62%, and our average sales price for Great Lakes 2x4 random length lumber increased by $110/MFBM, or 57%, in the first quarter of 2010 compared to the first quarter of 2009.

Operations

Shipments

Our lumber and wood shipments in the first quarter of 2010 increased by 39 MFBM, or 31%, compared to shipments in the first quarter of 2009, primarily due to the increased activity in the U.S. housing industry.

Labor

We have two collective agreements that have expired and are currently under negotiation and one that will expire in 2010. Other collective agreements have expiring dates from 2011 to 2014.

United States imposes tariffs on softwood lumber

In February 2009, a tribunal operating under the auspices of the London Court of International Arbitration (“LCIA”) issued its decision on a remedy in the softwood lumber arbitration in which Canada was found to have breached the 2006 Softwood Lumber Agreement (“SLA”) between the United States and Canada by failing to calculate quotas properly during the first six months of 2007. The LCIA tribunal determined that, as appropriate adjustment to compensate for its breach, Canada must collect an additional 10% ad valorem export charge on softwood lumber shipments from four Canadian provinces (Ontario, Quebec, Manitoba and Saskatchewan) until $55 million has been collected. Starting in April 2009, the United States imposed tariffs on softwood lumber from four Canadian provinces due to Canada’s failure to comply with the SLA. On September 26, 2009, the tribunal ordered Canada to impose a 10% ad valorem export charge on softwood lumber exports to the United States from the four provinces. Canada has indicated its intention to comply with this ruling. Once Canada has imposed a 10% export tax, the United States is expected to cease collecting its 10% import duty, with the result that the affected exports from Canada will continue to be subject to a 10% charge, as has been in effect since April 2009. This measure did not have a significant impact on our financial results for 2010.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2010, compensation expense recognized in our results of operations was approximately $6 million, compared to $4 million in the first quarter of 2009. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. Our liquidity requirements can be satisfied by drawing upon our contractually committed revolving credit facility, of which $702 million is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $123 million in the first quarter of 2010, a $66 million increase compared to cash flows provided from operating activities of $57 million in the first quarter of 2009. This increase in cash flows provided from operating activities is primarily related to an increase in profitability. These factors were offset by a increase in requirements for working capital in the first quarter of 2010 when compared to the first quarter of 2009 primarily due to an increase in receivables resulting from higher sales volumes in the first quarter of 2010 as compared to the fourth quarter of 2009, including the impact of the adoption of the new accounting guidance, effective January 1, 2010, which resulted in a $20 million use of cash related to the securitization of trade receivables.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first quarter of 2010 amounted to $24 million, no change as compared to cash flows used for investing activities of $24 million in the first quarter of 2009. Cash flows used for investing activities were impacted by higher capital spending of $7 million in the first quarter of 2010 when compared to 2009, offset by higher proceeds from disposals of certain property, plant and equipment of $7 million.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2010, excluding the spending under the Natural Resources Canada Pulp and Paper Green Transformation Program, for which we will be reimbursed.

Financing Activities

Cash flows used for financing activities totaled $109 million in the first quarter of 2010 compared to cash flows provided from financing activities of $96 million in the first quarter of 2009. This $205 million increase in cash flows used for financing activities is mainly attributable to the repayment of $102 million of our tranche B term loan in the first quarter of 2010. This was partially offset by borrowings under our accounts receivable securitization program of $20 million. This compares to additional borrowings of $90 million under our revolving credit facility and repayments of $3 million of our long-term debt in the first quarter of 2009.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,336 million at March 31, 2010, compared to $1,431 million at December 31, 2009. The $95 million decrease in net indebtedness is primarily due to a higher cash level, as well as the repayment of $102 million of our tranche B term loan during the first quarter of 2010. This was offset by borrowings under our accounts receivable securitization program of $20 million.

Our Credit Agreement consists of a $234 million senior secured tranche B term loan (remaining outstanding balance at March 31, 2010) and a $750 million senior secured revolving credit facility. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

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

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice. At March 31, 2010, we were in compliance with our covenants.

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

On March 18, 2010, we entered into the Second Amendment to our Credit Agreement, dated March 7, 2007. The Second Amendment amends the Credit Agreement to permit the Company and its subsidiaries to make any optional or voluntary payment, prepayment, repurchase or redemption of or otherwise optionally or voluntarily defease or segregate funds with respect to all or a portion of the Company’s Unsecured notes, so long as the consolidated senior secured leverage ratio of the Company does not exceed 1.5 to 1 and at least 50% of the revolving credit commitments under the credit agreement are unutilized, in each case at the time of prepayment and giving effect thereto.

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

As of March 31, 2010, there was no amount outstanding as an overdraft recorded in Bank indebtedness under our revolving credit facility (December 31, 2009 - $6 million outstanding as an overdraft recorded in Bank indebtedness). In addition, at March 31, 2010, we had outstanding letters of credit amounting to $48 million under this credit facility (December 31, 2009 - $53 million). We have no other outstanding letters of credit (December 31, 2009 - nil).

Credit Rating

RATING AGENCY	SECURITY	RATING
Moody’s Investors Services	Secured Credit Facility	Baa3
	Unsecured debt obligations	Ba3

Standard & Poor’s	Secured Credit Facility	BBB-
	Unsecured debt obligations	BB-

The ratings by Moody’s Investors Services (“Moody’s”) are the fourth and fifth best ratings in terms of quality within nine rating gradations, with the numerical modifier 3 indicating a ranking at the low end of a rating category. According to Moody’s, a rating of Baa has moderate credit risk with certain speculative characteristics and the rating of Ba has speculative elements and is subject to substantial credit risk. The ratings by Standard & Poor’s (“S&P”) are the fourth and fifth best ratings in terms of quality within ten rating gradations, with the “minus” indicating a ranking at the lower end of this category. According to S&P, ratings of BBB have adequate protection parameters and ratings of BB have significant speculative characteristics. Moody’s have a “stable” outlook with respect to its ratings and S&P have a “positive” outlook with respect to its ratings.

A reduction in our credit ratings would have a negative impact on our access to and cost of capital and financial flexibility. The above ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the above rating agencies.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the March 7, 2007 Transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of March 31, 2010, there were 981,189 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2010, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

Tax Sharing Agreement

In conjunction with the March 7, 2007 Transaction, we signed a Tax Sharing Agreement that governs both our and Weyerhaeuser rights and obligations after the Transaction with respect to taxes for both pre and post-Distribution periods in regards to ordinary course taxes, and also covers related administrative matters. The Distribution refers to the distribution of shares of the Company to Weyerhaeuser shareholders. We will generally be required to indemnify Weyerhaeuser and Weyerhaeuser shareholders against any tax resulting from the Distribution if that tax results from an act or omission to act by us after the Distribution. If Weyerhaeuser, however, should recognize a gain on the Distribution for reasons not related to an act or omission to act by the Company after the Distribution, Weyerhaeuser would be responsible for such taxes and would not be entitled to indemnification by us under the Tax Sharing Agreement.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2010, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

In July 1998, Domtar Inc. acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (E.B. Eddy), an integrated producer of specialty paper and wood products. The purchase agreement relating to this agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $118 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the closing date of the Transaction, the maximum amount of the purchase price adjustment was $108 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Changes Implemented

Transfers of financial assets

In June 2009, the Financial Accounting Standards Board (“ FASB”) issued Accounting for Transfers of Financial Assets, which amends the derecognition guidance required by the Transfers and Servicing Topic of FASB Accounting Standards Codification (“ASC”). Some of the major changes undertaken by this amendment include:

•	Eliminating the concept of a Qualified Special Purpose Entity (“QSPE”).

•	Modifying the derecognition provisions as required by the Transfers and Servicing Topic of FASB ASC:

•	require that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis,

•	clarify when a transferred asset is considered legally isolated from the transferor,

•	modify the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and

•	provide guidance on when a portion of a financial asset can be derecognized, thereby restricting the circumstances when sale accounting can be achieved to the following cases:

•	transfers of individual or groups of financial assets in their entirety and

•	transfers of participating interests.

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company adopted the new requirements in its March 31, 2010 consolidated financial statements. The adoption of the new guidance resulted in an increase in Subordinated interest in securitized receivables of $20 million presented in Receivables and a corresponding increase in Long-term debt due within one year in the Consolidated Balance Sheet.

Variable interest entities

In June and December 2009, the FASB issued guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009, and for interim and annual reporting periods thereafter. The Company adopted the new requirements in its March 31, 2010 consolidated financial statements with no significant impact as the Company has no interest in variable interest entities.

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2009, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the first quarter of 2010.

FORWARD-LOOKING STATEMENTS

The information included in this Annual Report on Form 10-K may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products, which may be tied to the relative strength of various U.S. and/or Canadian business segments;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write-downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives; and

•	the other factors described under “Risk Factors,” in item 1A of the Annual Report on Form 10-K, for the year ended December 31, 2009.

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in the Annual Report on Form 10-K. Unless specifically required by law, Domtar Corporation assumes no obligation to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There has not been any material change in our exposure to market risk since December 31, 2009. In the first quarter of 2010, we have updated the following disclosure.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2010 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for(a)
					2010	2011	2012
Natural gas	6,525,000	MMBTU	(1)	$48	29%	17%	5%

(1)	MMBTU: Millions of British thermal units
(a)

The percentage of coverage represents the derivative financial instrument positions. The percentage of natural gas purchases under fixed price contracts for both derivative financial instruments and physical delivery for 2010 are 29%, 2011 are 17% and 2012 are 5%.

The natural gas derivative contracts were fully effective for accounting purposes as of March 31, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) for the three month ended March 31, 2010 resulting from hedge ineffectiveness (2009 – nil).

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

The following table presents the currency values under contracts pursuant to currency options outstanding as of March 31, 2010 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues, under contracts for
			2010	2011
Currency options purchased	CDN	$350	66%	6%
Currency options sold	CDN	$350	66%	6%

The currency options are fully effective as at March 31, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) for the first quarter of 2010 resulting from hedge ineffectiveness (2009 – nil).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2010, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance.

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

Our Annual Report on Form 10-K for the year ended December 31, 2009, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except:

On April 29, 2010, the Environmental Protection Agency issued a proposed rule that would reduce emissions of toxic air pollutants from new and existing industrial, commercial, and institutional boilers and process heaters at major source facilities.

Domtar is currently reviewing the potential impact of the proposed rule and although an estimated cost has yet to be determined, the Company believes that the proposed rule could have a significant financial impact on our U.S. pulp and paper mills.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 10.1	Second Amendment, dated March 18, 2010, to the Credit Agreement, dated March 7, 2007, among the Company, Domtar Paper Company, LLC, Domtar Inc., the banks and other financial institutions from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit 10.2	Asset Purchase Agreement, dated March 26, 2010, among Domtar Inc., Domtar Pulp and Paper Products Inc, and EACOM Timber Corporation.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 6, 2010	By:	/S/ DANIEL BURON
Daniel Buron
Senior Vice-President and Chief Financial Officer

	By:	/S/ RAZVAN L. THEODORU
Razvan L. Theodoru
Vice-President and Secretary