Form 10-Q
period 2010-06-30
Domtar CORP
filed 2010-08-06
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At August 3, 2010, 41,930,966 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended		Six months ended
CONSOLIDATED STATEMENTS OF EARNINGS	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)
	$	$	$	$
Sales	1,547	1,319	3,004	2,621
Operating expenses
Cost of sales, excluding depreciation and amortization	1,207	1,116	2,349	2,239
Depreciation and amortization	101	104	203	203
Selling, general and administrative	69	86	153	169
Impairment and write-down of property, plant and equipment (NOTE 8)	14	—	36	35
Closure and restructuring costs (NOTE 8)	5	6	25	30
Other operating loss (income), net (NOTE 13 and 15)	55	(132)	26	(172)

	1,451	1,180	2,792	2,504

Operating income	96	139	212	117
Interest expense	70	23	102	54

Earnings before income taxes	26	116	110	63
Income tax expense (benefit)	(5)	68	21	60

Net earnings	31	48	89	3

Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.72	1.12	2.07	0.07
Diluted	0.71	1.12	2.05	0.07
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	43.0	43.0	43.0	43.0
Diluted	43.4	43.0	43.4	43.0

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30, 2010	December 31, 2009
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	514	324
Receivables, less allowances of $8 and $8	659	536
Inventories (NOTE 6)	616	745
Prepaid expenses	37	46
Income and other taxes receivable	38	414
Deferred income taxes	137	137

Total current assets	2,001	2,202
Property, plant and equipment, at cost	9,269	9,575
Accumulated depreciation	(5,401)	(5,446)

Net property, plant and equipment	3,868	4,129
Intangible assets, net of amortization (NOTE 7)	62	85
Other assets	120	103

Total assets	6,051	6,519

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	30	43
Trade and other payables	678	686
Income and other taxes payable	41	31
Long-term debt due within one year (NOTE 10)	30	11

Total current liabilities	779	771
Long-term debt (NOTE 10)	1,186	1,701
Deferred income taxes and other	1,033	1,019
Other liabilities and deferred credits	411	366
Commitments and contingencies (NOTE 12)
Shareholders’ equity
Common stock (NOTE 4) $0.01 par value: authorized 2,000,000,000 shares issued and outstanding: 42,188,548 and 42,062,408 shares	—	—
Exchangeable shares (NOTE 4) No par value; unlimited shares authorized; issued and held by nonaffiliates: 923,925 and 982,321 shares	73	78
Additional paid-in capital, includes treasury stock of $29 (NOTE 11) $0.01 par value: 340,130 and nil shares	2,792	2,816
Accumulated deficit	(138)	(216)
Accumulated other comprehensive loss	(85)	(16)

Total shareholders’ equity	2,642	2,662

Total liabilities and shareholders’ equity	6,051	6,519

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable stock (millions of shares)	Exchangeable shares	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2009	43.0	78	2,816	(216)	(16)	2,662
Conversion of exchangeable shares	—	(5)	5	—	—	—
Issuance of common shares	0.1	—	—	—	—	—
Stock-based compensation	—	—	2	—	—	2
Net earnings	—	—	—	89	—	89
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $3	—	—	—	—	(11)	(11)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(2)	—	—	—	—	(10)	(10)
Foreign currency translation adjustments	—	—	—	—	(6)	(6)
Loss on curtailment of post-retirement benefit plan, net of tax of $(5)	—	—	—	—	(42)	(42)
Stock repurchase	(0.3)	—	(29)	—	—	(29)
Dividend declared	—	—	—	(11)	—	(11)
Other	—	—	(2)	—	—	(2)

Balance at June 30, 2010	42.8	73	2,792	(138)	(85)	2,642

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Six months ended
CONSOLIDATED STATEMENTS OF CASH FLOWS	June 30, 2010	June 30, 2009
	(Unaudited)
	$	$
Operating activities
Net earnings	89	3
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	203	203
Deferred income taxes	3	59
Impairment and write-down of property, plant and equipment	36	35
Loss (gain) on repurchase of long-term debt	40	(15)
Net losses on disposals of property, plant and equipment and sale of business	47	—
Stock-based compensation expense	2	5
Other	(6)	8
Changes in assets and liabilities, excluding the effects of sale of business
Receivables	(147)	(117)
Inventories	79	171
Prepaid expenses	(12)	(1)
Trade and other payables	5	(24)
Income and other taxes	392	18
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	3	15
Other assets and other liabilities	(1)	3

Cash flows provided from operating activities	733	363

Investing activities
Additions to property, plant and equipment	(74)	(42)
Proceeds from disposals of property, plant and equipment	14	1
Proceeds from sale of business	97	—

Cash flows provided from (used for) investing activities	37	(41)

Financing activities
Net change in bank indebtedness	(13)	(19)
Change of revolving bank credit facility	—	90
Issuance of long-term debt	—	385
Repayment of long-term debt	(530)	(409)
Borrowings under accounts receivable securitization program	20	—
Debt issue and tender offer costs	(26)	(13)
Stock repurchase	(19)	—
Prepaid on structured stock repurchase	(10)	—
Other	(3)	—

Cash flows provided from (used for) financing activities	(581)	34

Net increase in cash and cash equivalents	189	356
Translation adjustments related to cash and cash equivalents	1	9
Cash and cash equivalents at beginning of period	324	16

Cash and cash equivalents at end of period	514	381

Supplemental cash flow information
Net cash payments for:
Interest	41	64
Income taxes	3	2

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission. The December 31, 2009 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company adopted the new requirements on January 1, 2010. The adoption of the new guidance resulted in an increase in Subordinated interest in securitized receivables of $20 million presented in Receivables and a corresponding increase in Long-term debt due within one year in the Consolidated Balance Sheet.

VARIABLE INTEREST ENTITIES

In June and December 2009, the FASB issued guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009, and for interim and annual reporting periods thereafter. The Company adopted the new requirements on January 1, 2010 with no significant impact as the Company has no interests in variable interest entities.

FUTURE ACCOUNTING CHANGES

STOCK COMPENSATION

In April 2010, the FASB issued an update to Compensation – Stock Compensation, which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This update clarifies that those employee share-based payment awards should not be considered to contain a condition that is not a market, performance, or service condition and therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

This update is effective for fiscal years and interim periods beginning on or after December 15, 2010 with early adoption permitted. The adoption of this update will have no impact on the Company’s consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at June 30, 2010, the Company did not have any customers that represented more than 10% of the receivables (as at December 31, 2009 – the Company did not have any customers that represented more than 10%).

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

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2010 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2010	2011	2012	2013
Natural gas	6,555,000	MMBTU	(1)	$46	29%	21%	7%	1%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of June 30, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three and six months ended June 30, 2010 resulting from hedge ineffectiveness (three and six months ended June 30, 2009 – nil).

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

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge a portion of the forecasted purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of June 30, 2010 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2010	2011
Currency options purchased	CDN	$360	55%	18%
Currency options sold	CDN	$360	55%	18%

The currency options are fully effective as at June 30, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three and six months ended June 30, 2010 resulting from hedge ineffectiveness (three and six months ended June 30, 2009 – nil).

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Loss) (Effective Portion)
	Three months ended		Three months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	$	$	$	$
Natural gas swap contracts (a)	—	—	(3)	(1)
Oil swap contracts (a)	—	1	—	—
Currency options (a)	(10)	34	4	(9)

Total	(10)	35	1	(10)

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Loss) (Effective Portion) is recorded in Cost of Sales.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Loss) (Effective Portion)
	Six months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	$	$	$	$
Natural gas swap contracts (a)	(5)	(2)	(4)	(1)
Oil swap contracts (a)	—	1	—	—
Currency options (a)	(6)	21	14	(27)

Total	(11)	20	10	(28)

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Loss) (Effective Portion) is recorded in Cost of Sales.

The gain (loss) recorded in Accumulated other comprehensive loss relating to natural gas contracts will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at June 30, 2010.

The gain (loss) recorded in Accumulated other comprehensive loss relating to currency options will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2010.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis for the periods ended June 30, 2010 and December 31, 2009, in accordance with Fair Value Measurements and Disclosures Topic of FASB ASC and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	June 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	7	—	7	—	(a)	Prepaid expenses

Total Assets	7	—	7	—

Liabilities derivatives
Currency options	6	—	6	—	(a)	Trade and other payables
Natural gas swap contracts	10	—	10	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits

Total Liabilities	18	—	18	—

Other Instruments:
Long-term debt	1,334	1,334	—	—	(b)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	25	—	25	—	(a)	Prepaid expenses

Total Assets	25	—	25	—

Liabilities derivatives
Currency options	3	—	3	—	(a)	Trade and other payables
Natural gas swap contracts	9	—	9	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits

Total Liabilities	14	—	14	—

Other Instruments:
Long-term debt	1,805	1,805	—	—	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of the Company’s long-term debt is measured by comparison to market prices of our debt. In accordance with the accounting standards, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2010 and December 31, 2009. However, fair value disclosure is required.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. EARNINGS PER SHARE

The calculation of earnings (loss) per common share for the three and six months ended June 30, 2010 and June 30, 2009 is based on the weighted average number of Domtar common stock outstanding during the period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common stock. A portion of the stock options to purchase common shares is excluded in the computation of diluted net earnings (loss) per share in periods of loss because to do so would have been anti-dilutive.

The following table provides the reconciliation between basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net earnings	$31	$48	$89	$3

Weighted average number of common and exchangeable shares outstanding (millions)	43.0	43.0	43.0	43.0
Effect of dilutive securities (millions)	0.4	—	0.4	—

Weighted average number of diluted common and exchangeable shares outstanding (millions)	43.4	43.0	43.4	43.0

Basic net earnings per share (in dollars)	$0.72	$1.12	$2.07	$0.07

Diluted net earnings per share (in dollars)	$0.71	$1.12	$2.05	$0.07

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Restricted stock units	—	113,452	26,835	113,452
Options	414,866	669,334	414,866	669,334
Performance-based awards	—	15,849	—	15,849

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2010, the related pension expense was $6 million and $15 million, respectively (2009 – $6 million and $12 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	Three months ended		Six months ended
	June 30, 2010		June 30, 2010
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	—	17	2
Interest expense	22	1	44	3
Expected return on plan assets	(23)	—	(46)	—
Amortization of net actuarial loss	2	—	3	—
Curtailment loss (gain) (a)	10	(13)	10	(13)
Settlement loss (b)	16	—	16	—
Amortization of prior year service costs	—	—	1	—

Net periodic benefit cost	35	(12)	45	(8)

(a)	The curtailment loss (gain) of $10 million in the pension plans and $(3) million in the other post-retirement benefit plans, for the three and six months ended June 30, 2010, is related to the sale of the Wood Business.

A curtailment gain of $10 million in the other post-retirement benefit plans, for the three and six months ended June 30, 2010, is related to the harmonization of certain of the Company’s post-retirement benefit plans.

(b)	The settlement loss of $16 million in the pension plans for the three and six months ended June 30, 2010, is related to the sale of the Wood Business.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	Three months ended		Six months ended
	June 30, 2009		June 30, 2009
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	—	17	1
Interest expense	19	2	39	4
Expected return on plan assets	(17)	—	(35)	—
Amortization of net actuarial loss	—	—	1	—
Settlement loss	—	—	2	—
Curtailment loss	—	—	2	—
Amortization of prior year service costs	1	—	2	—
Special termination benefits	—	—	1	—

Net periodic benefit cost	12	2	29	5

The Company contributed $14 million and $18 million for the three and six months ended June 30, 2010, respectively (2009 – $10 million and $16 million, respectively), to the pension plans. The Company also contributed $3 million for the three and six months ended June 30, 2010, respectively (2009 – $2 million and $3 million, respectively), to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. INVENTORIES

The following table presents the components of inventories:

	June 30, 2010	December 31, 2009
	$	$
Work in process and finished goods	334	430
Raw materials	96	114
Operating and maintenance supplies	186	201

	616	745

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	June 30, 2010	December 31, 2009
		$	$
Intangible assets subject to amortization
Water rights	40	14	15
Power purchase agreements	25	31	31
Customer relationships	20	11	11
Trade names	7	7	7
Supplier agreements	5	6	6
Cutting rights	Units of production method	5	23

		74	93
Accumulated amortization		(12)	(8)

Total intangible assets		62	85

Amortization expense related to intangible assets for the three and six months ended June 30, 2010 was $1 million and $2 million, respectively (2009 – $3 million and $5 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2010	2011	2012	2013	2014
	$	$	$	$	$
Amortization expense related to intangible assets	4	4	4	3	3

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

For the three and six months ended June 30, 2010, the Company recorded $13 million and $26 million, respectively, of accelerated depreciation and nil and $1 million, respectively, of severance and termination costs related to the reconfiguration of the Plymouth, North Carolina mill, announced on October 20, 2009.

During the second quarter of 2010, the Company decided to close the Cerritos, California forms converting plant, and recorded a $1 million write-down for the related assets and $1 million in severance and termination costs. Operations ceased on July 16, 2010.

On March 16, 2010, the Company announced that it would permanently close its coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected 219 employees. The Company recorded a $9 million write-down for the related fixed assets. In addition, for the three and six months ended June 30, 2010, the Company recorded nil and $8 million, respectively, of severance and termination costs, $1 million and $8 million, respectively, of inventory obsolescence and $1 million and $2 million, respectively, of other costs. Operations ceased in April 2010.

The following tables provide the components of closure and restructuring costs by segment:

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Papers	Total	Papers	Wood	Merchants	Total
	$	$	$	$	$	$
Severance and termination costs	2	2	3	1	1	5
Inventory obsolescence (1)	1	1	—	—	—	—
Other	2	2	1	—	—	1

Closure and restructuring costs	5	5	4	1	1	6

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Papers	Total	Papers	Wood	Merchants	Total
	$	$	$	$	$	$
Severance and termination costs	11	11	17	3	1	21
Inventory obsolescence (1)	8	8	—	—	—	—
Other	6	6	9	—	—	9

Closure and restructuring costs	25	25	26	3	1	30

(1)	Inventory obsolescence primarily relates to the write-down of operating and maintenance supplies classified as inventories on the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. CLOSURE AND RESTRUCTURING LIABILITY (CONTINUED)

The following table provides the activity in the closure and restructuring liability:

	June 30, 2010	December 31, 2009
	$	$
Balance at beginning of period	41	47
Additions	11	29
Severance payments	(15)	(32)
Change of estimates	—	(8)
Effect of foreign currency exchange rate change	—	5
Sale of Wood Business	(3)	—

Balance at end of period	34	41

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
COMPREHENSIVE INCOME (LOSS)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	$	$	$	$
Net earnings	31	48	89	3
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges:
Net gain (loss) arising during the period, net of tax of nil and $3, respectively (2009 – $(1) and $1, respectively)	(10)	35	(11)	20
Less: Reclassification adjustment for gains (losses) included in net earnings, net of tax of $(1) and $(2), respectively (2009 – nil and $(1), respectively)	(1)	9	(10)	27
Foreign currency translation adjustments	(45)	98	(6)	66
Loss on curtailment of post-retirement benefit plan, net of tax of $(5) (2009 – nil)	(42)	—	(42)	—

Comprehensive income (loss)	(67)	190	20	116

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. LONG-TERM DEBT

	Maturity	Nominal Amount at June 30, 2010	Currency	June 30, 2010	December 31, 2009
		$		$	$
Unsecured notes
7.875% Notes	2011	135	US	138	138
5.375% Notes	2013	74	US	70	293
7.125% Notes	2015	213	US	212	399
9.5% Notes	2016	125	US	136	137
10.75% Notes	2017	400	US	387	386
Secured term loan facility	2014		US	232	336
Capital lease obligations	2010 – 2028			21	23
Borrowings under accounts receivable securitization program				20	—

				1,216	1,712
Less: Due within one year				30	11

				1,186	1,701

UNSECURED NOTES

As a result of a cash tender offer during the second quarter of 2010, the Company repurchased $238 million of the 5.375% Notes due 2013 and $187 million of the 7.125% Notes due 2015. The Company recorded a charge of $40 million related to the repurchase of the notes.

In the first quarter of 2010, the Company made a voluntary repayment of $100 million on the secured term loan.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. SHAREHOLDERS’ EQUITY

During the second quarter of 2010, the Company declared a cash dividend of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation, payable in July 2010 to shareholders of record as of June 15, 2010.

On August 4, 2010, the Company’s Board of Directors approved the second quarterly dividend of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on October 15, 2010 to shareholders of record on September 15, 2010.

STOCK REPURCHASE PROGRAM

On May 4, 2010, the Company’s Board of Directors authorized a stock repurchase program of up to $150 million of Domtar Corporation’s common stock. Under the stock repurchase program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The stock repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. The stock repurchase program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve stockholders’ returns.

The Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into a structured stock repurchase arrangement with a large financial institution using general corporate funds in order to lower the average cost to acquire shares. The agreement includes terms that require the Company to make an up-front payment of $10 million to the counterparty financial institution and will result in the receipt of either stock or cash at the maturity of the agreement in the third quarter of 2010, depending on market conditions.

During the second quarter of 2010, the Company repurchased 340,130 shares of common stock at an average price of $55.79 for a cash cost totalling $19 million. All shares repurchased are recorded as treasury stock as a component of Additional paid-in capital on the Consolidated Balance Sheet and accounted for under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010, but there is no suspension in the execution of this Order unless the Board orders otherwise. The hearing is scheduled for January 2011. The authorities are reviewing several remediation plans and a decision is expected in the second half of 2010. The Company has recorded an environmental reserve to address estimated exposure.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	June 30, 2010	December 31, 2009
	$	$
Balance at beginning of period	111	99
Additions	1	11
Revisions in estimated cash flows	—	(7)
Environmental spending	(3)	(5)
Accretion	2	3
Impact of sale of Wood Business	(3)	—
Effect of foreign currency exchange rate change	(1)	10

Balance at end of period	107	111

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At June 30, 2010, the Company had a provision of $107 million for environmental matters and other asset retirement obligations (December 31, 2009 – $111 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In the United States, the U.S. Congress is considering legislation to reduce emissions of GHGs. In addition, several states are already requiring the reduction of GHG emissions by certain companies and public utilities, primarily through the planned development of GHG emission inventories and/or state GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) has begun the process of regulating GHG via the Clean Air Act. Passage of climate control legislation or other regulatory initiatives by Congress or various U.S. states, or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of GHGs in areas in which the Company conducts business may have a material effect on the Company’s operations. The Company expects not to be disproportionately affected by these measures compared with other pulp and paper operations in the United States. There are presently no federal or provincial legislations on regulatory obligations to reduce GHG for the Company’s pulp and paper operations in Canada.

While it is likely that there will be increased regulation relating to GHG and climate change, at this stage it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations.

Industrial Boiler Maximum Achievable Controlled Technology Standard (“MACT”)

The EPA has proposed several standards related to emissions from boilers and process heaters included in the Company’s manufacturing process, generally referred to as Boiler MACT. Comments on the proposed standard are expected by August 23, 2010, with the standard to be finalized by December 2010.

It is apparent that, even with the changes suggested by industry, owners and operators will be required to address multiple industrial boilers and process heaters in order to comply with the final rule. The present proposal would set a three-year compliance deadline for existing affected sources, which is also viewed by the industry as challenging. It is not possible, at this time, to provide a complete cost of compliance, but it may have a significant impact on the Company’s results of operations, financial positions or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2010, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $113 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $104 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $104 million (CDN$110 million) as a result of the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. (“the Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $104 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2010, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

The majority of the Company’s Wood segment was sold on June 30, 2010 as described in Note 15 “Sale of Wood Business”.

The Company evaluates performance based on operating income, which represents sales, reflecting transfer prices between segments at fair value, less allocable expenses before interest expense and income taxes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2010	2009	2010	2009
	$	$	$	$
Sales
Papers	1,317	1,127	2,562	2,233
Paper Merchants	213	205	425	422
Wood	83	46	150	89

Total for reportable segments	1,613	1,378	3,137	2,744
Intersegment sales – Papers	(60)	(55)	(122)	(115)
Intersegment sales – Wood	(6)	(4)	(11)	(8)

Consolidated sales	1,547	1,319	3,004	2,621

Depreciation and amortization and impairment and write-down of property, plant and equipment
Papers	95	98	191	192
Paper Merchants	1	1	2	2
Wood	5	5	10	9

Total for reportable segments	101	104	203	203
Impairment and write-down of property, plant and equipment – Papers	14	—	36	35

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	115	104	239	238

Operating income (loss)
Papers (a)	149	150	269	144
Paper Merchants	(1)	1	—	3
Wood	(49)	(12)	(54)	(30)
Corporate	(3)	—	(3)	—

Consolidated operating income	96	139	212	117
Interest expense	70	23	102	54

Earnings before income taxes	26	116	110	63
Income tax expense (benefit)	(5)	68	21	60

Net earnings	31	48	89	3

(a)	The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit for the production and use of alternative bio fuel mixtures derived from biomass. The Company submitted an application with the U.S. Internal Revenue Service (“IRS”) to be registered as an alternative fuel mixer and received notification that its registration had been accepted in March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. The Company recorded nil and $25 million, and $131 and $177 million, in tax credits for the three and six months ended June 30, 2010 and June 30, 2009, respectively, as a component of Other operating loss (income), net. The $25 million recorded in the three months ended March 31, 2010 represented an adjustment to amounts presented as deferred revenue at December 31, 2009. The $25 million was released to income following guidance issued by the U.S. Internal Revenue Service in March 2010. The Company recorded nil and $7 million, and $52 and $70 million in income tax expense related to the alternative fuel mixture income for the three and six months ended June 30, 2010 and June 30, 2009, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries Inc. (and subsidiaries, excluding Domtar Funding LLC), Ris Paper Company, Inc., Domtar A.W. LLC (and subsidiary) and Domtar Maine LLC (and subsidiary) all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company, LLC’s own 100% owned subsidiaries; including Domtar Delaware Investments Inc., Domtar Delaware Holdings Inc., Domtar Delaware Holdings, LLC, Domtar Inc. and Domtar Pulp and Paper Products Inc. (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2010 and December 31, 2009 and the Statements of Earnings, and Cash Flows for the three and six months ended June 30, 2010 and June 30, 2009 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	Three months ended June 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,243	538	(234)	1,547
Operating expenses
Cost of sales, excluding depreciation and amortization	—	971	470	(234)	1,207
Depreciation and amortization	—	72	29	—	101
Selling, general and administrative	3	48	18	—	69
Impairment and write-down of property, plant and equipment	—	14	—	—	14
Closure and restructuring costs	—	4	1	—	5
Other operating loss, net	—	12	43	—	55

	3	1,121	561	(234)	1,451

Operating income (loss)	(3)	122	(23)	—	96
Interest expense (income)	69	15	(14)	—	70

Earnings (loss) before income taxes	(72)	107	(9)	—	26
Income tax expense (benefit)	(15)	22	(12)	—	(5)
Share in earnings of equity accounted investees	88	3	—	(91)	—

Net earnings (loss)	31	88	3	(91)	31

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Six months ended June 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,434	1,024	(454)	3,004
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,948	855	(454)	2,349
Depreciation and amortization	—	145	58	—	203
Selling, general and administrative	10	103	40	—	153
Impairment and write-down of property, plant and equipment	—	36	—	—	36
Closure and restructuring costs	—	21	4	—	25
Other operating loss (income), net	—	(12)	38	—	26

	10	2,241	995	(454)	2,792

Operating income (loss)	(10)	193	29	—	212
Interest expense (income)	100	30	(28)	—	102

Earnings (loss) before income taxes	(110)	163	57	—	110
Income tax expense (benefit)	(26)	41	6	—	21
Share in earnings of equity accounted investees	173	51	—	(224)	—

Net earnings (loss)	89	173	51	(224)	89

	Three months ended June 30, 2009
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,102	385	(168)	1,319
Operating expenses
Cost of sales, excluding depreciation and amortization	—	895	389	(168)	1,116
Depreciation and amortization	—	78	26	—	104
Selling, general and administrative	5	62	19	—	86
Closure and restructuring costs	—	2	4	—	6
Other operating loss (income), net	—	(138)	6	—	(132)

	5	899	444	(168)	1,180

Operating income (loss)	(5)	203	(59)	—	139
Interest expense (income)	22	13	(12)	—	23

Earnings (loss) before income taxes	(27)	190	(47)	—	116
Income tax expense (benefit)	(10)	78	—	—	68
Share in earnings (loss) of equity accounted investees	65	(47)	—	(18)	—

Net earnings (loss)	48	65	(47)	(18)	48

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Six months ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,209	793	(381)	2,621
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,838	782	(381)	2,239
Depreciation and amortization	—	154	49	—	203
Selling, general and administrative	9	128	32	—	169
Impairment of property, plant and equipment	—	35	—	—	35
Closure and restructuring costs	—	16	14	—	30
Other operating loss (income), net	—	(183)	11	—	(172)

	9	1,988	888	(381)	2,504

Operating income (loss)	(9)	221	(95)	—	117
Interest expense (income)	52	25	(23)	—	54

Earnings (loss) before income taxes	(61)	196	(72)	—	63
Income tax expense (benefit)	(22)	82	—	—	60
Share in earnings (loss) of equity accounted investees	42	(72)	—	30	—

Net earnings (loss)	3	42	(72)	30	3

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	341	51	122	—	514
Receivables	—	499	160	—	659
Inventories	—	412	204	—	616
Prepaid expenses	14	5	18	—	37
Income and other taxes receivable	26	61	14	(63)	38
Intercompany accounts	196	2,567	342	(3,105)	—
Deferred income taxes	1	136	—	—	137

Total current assets	578	3,731	860	(3,168)	2,001
Property, plant and equipment, at cost	—	5,790	3,479	—	9,269
Accumulated depreciation	—	(3,108)	(2,293)	—	(5,401)

Net property, plant and equipment	—	2,682	1,186	—	3,868
Intangible assets, net of amortization	—	18	44	—	62
Investments in affiliates	5,863	1,372	23	(7,258)	—
Intercompany long-term advances	7	80	600	(687)	—
Other assets	22	37	61	—	120

Total assets	6,470	7,920	2,774	(11,113)	6,051

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	22	8	—	30
Trade and other payables	38	338	302	—	678
Intercompany accounts	2,566	411	128	(3,105)	—
Income and other taxes payable	43	37	24	(63)	41
Long-term debt due within one year	8	2	20	—	30

Total current liabilities	2,655	810	482	(3,168)	779
Long-term debt	1,164	10	12	—	1,186
Intercompany long-term loans	80	606	1	(687)	—
Deferred income taxes and other	—	1,015	18	—	1,033
Other liabilities and deferred credits	2	109	300	—	411
Shareholders’ equity	2,569	5,370	1,961	(7,258)	2,642

Total liabilities and shareholders’ equity	6,470	7,920	2,774	(11,113)	6,051

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	237	83	4	—	324
Receivables	—	469	67	—	536
Inventories	—	446	299	—	745
Prepaid expenses	5	8	33	—	46
Income and other taxes receivable	—	453	23	(62)	414
Intercompany accounts	205	1,808	179	(2,192)	—
Deferred income taxes	1	136	—	—	137

Total current assets	448	3,403	605	(2,254)	2,202
Property, plant and equipment, at cost	—	5,733	3,842	—	9,575
Accumulated depreciation	—	(2,932)	(2,514)	—	(5,446)

Net property, plant and equipment	—	2,801	1,328	—	4,129
Intangible assets, net of amortization	—	4	81	—	85
Investments in affiliates	5,753	1,321	25	(7,099)	—
Intercompany long-term advances	7	80	600	(687)	—
Other assets	24	24	55	—	103

Total assets	6,232	7,633	2,694	(10,040)	6,519

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	27	16	—	43
Trade and other payables	33	393	260	—	686
Intercompany accounts	1,806	266	120	(2,192)	—
Income and other taxes payable	43	31	19	(62)	31
Long-term debt due within one year	8	3	—	—	11

Total current liabilities	1,890	720	415	(2,254)	771
Long-term debt	1,678	11	12	—	1,701
Intercompany long-term loans	80	606	1	(687)	—
Deferred income taxes and other	—	999	20	—	1,019
Other liabilities and deferred credits	—	111	255	—	366
Shareholders’ equity	2,584	5,186	1,991	(7,099)	2,662

Total liabilities and shareholders’ equity	6,232	7,633	2,694	(10,040)	6,519

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Six months ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	89	173	51	(224)	89
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	616	(147)	(49)	224	644

Cash flows provided from operating activities	705	26	2	—	733

Investing activities
Additions to property, plant and equipment	—	(64)	(10)	—	(74)
Proceeds from disposals of property, plant and equipment	—	—	14	—	14
Proceeds from sale of business	—	—	97	—	97
Increase in long-term advances to related parties	(15)	—	—	15	—
Decrease in long-term advances to related parties	—	13	2	(15)	—

Cash flows provided from (used for) investing activities	(15)	(51)	103	—	37

Financing activities
Net change in bank indebtedness	—	(5)	(8)	—	(13)
Repayment of long-term debt	(528)	(2)	—	—	(530)
Borrowings under accounts receivable securitization program	—	—	20	—	20
Debt issue and tender offer costs	(26)	—	—	—	(26)
Stock repurchase	(19)	—	—	—	(19)
Prepaid on structured stock repurchase	(10)	—	—	—	(10)
Other	(3)	—	—	—	(3)

Cash flows provided from (used for) financing activities	(586)	(7)	12	—	(581)

Net increase (decrease) in cash and cash equivalents	104	(32)	117	—	189
Translation adjustments related to cash and cash equivalents	—	—	1	—	1
Cash and cash equivalents at beginning of period	237	83	4	—	324

Cash and cash equivalents at end of period	341	51	122	—	514

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Six months ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	3	42	(72)	30	3
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	650	(341)	81	(30)	360

Cash flows provided from (used for) operating activities	653	(299)	9	—	363

Investing activities
Additions to property, plant and equipment	—	(28)	(14)	—	(42)
Proceeds from disposals of property, plant and equipment and sale of trademarks	—	—	1	—	1
Increase in long-term advances to related parties	(384)	—	—	384	—
Decrease in long-term advances to related parties	—	355	29	(384)	—

Cash flows provided from (used for) investing activities	(384)	327	16	—	(41)

Financing activities
Net change in bank indebtedness	—	(8)	(11)	—	(19)
Repayment of revolving bank credit facility	90	—	—	—	90
Issuance of long-term debt	385	—	—	—	385
Repayment of long-term debt	(406)	(3)	—	—	(409)
Debt issue and tender offer costs	(13)	—	—	—	(13)

Cash flows provided from (used for) financing activities	56	(11)	(11)	—	34

Net increase in cash and cash equivalents	325	17	14	—	356
Translation adjustments related to cash and cash equivalents	—	—	9	—	9
Cash and cash equivalents at beginning of period	—	14	2	—	16

Cash and cash equivalents at end of period	325	31	25	—	381

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SALE OF WOOD BUSINESS

On June 30, 2010, the Company sold its Wood Business to EACOM Timber Corporation (“EACOM”), following the consents and customary closing conditions, which included approvals of the transfers of cutting rights in Quebec and Ontario, for proceeds of $75 million (CDN$80 million) plus elements of working capital of approximately $42 million (CDN$45 million). Domtar received 19% of the proceeds in shares of EACOM representing an approximate 12% ownership interest in EACOM. The sale resulted in a loss on disposal of the Wood Business and related pension curtailments and settlements of $50 million. Starting in the third quarter of 2010, the investment of the Company in EACOM will be accounted for under the equity method.

The transaction included the sale of five operating sawmills: Timmins, Nairn Centre and Gogama in Ontario, and Val-d’Or and Matagami in Quebec; as well as two non-operating sawmills: Ear Falls in Ontario and Ste-Marie in Quebec. The sawmills had approximately 3.5 million cubic meters of annual harvesting rights and a production capacity of close to 900 million board feet. Also included in the transaction was the Sullivan remanufacturing facility in Quebec and interests in two investments: Anthony-Domtar Inc. and Elk Lake Planning Mill Limited.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month and six-month periods ended June 30, 2010 as compared to the three-month period ended March 31, 2010 and the three-month and six-month periods ended June 30, 2009. The three-month and six-month periods ended June 30, 2010 and 2009 are also referred to as the second quarter of 2010 and 2009 and the first half or year-to-date of 2010 and 2009, respectively, and the three-month period ended March 31, 2010 as the first quarter of 2010.

EXECUTIVE SUMMARY

In the second quarter of 2010, we reported operating income of $96 million, a decrease of $20 million compared to operating income of $116 million in the first quarter of 2010. The decrease was attributable to the loss on sale of our Wood Business of $50 million recorded in the second quarter of 2010, as well as higher-than-average maintenance costs due to the timing of annual shutdowns at several of our mills. Also, there were no alternative fuel tax credits recorded in the second quarter of 2010 compared to $25 million recorded in the first quarter of 2010. This decrease was partially offset by an improvement in our Papers segment in the second quarter of 2010, which experienced higher average selling prices for paper and pulp, compared to the first quarter of 2010, as well as a post-retirement curtailment gain of $10 million recorded in the second quarter of 2010. Our strategy is to maintain our production levels in line with our customer demand. As a result of stronger market demand, we took no lack-of-order downtime and machine slowdowns in the second quarter of 2010 compared to 28,000 tons in the first quarter of 2010. The decrease in lack-of-order downtime and machine slowdowns positively impacted our earnings.

We expect third quarter paper shipments to be flat compared to the second quarter, before gradually declining towards year-end due to seasonal factors. Pulp shipments are forecast to be similar to the second quarter while selling prices for paper grade pulp will come under pressure. Costs related to planned maintenance shutdowns are expected to be materially reduced in the third quarter. Inflation on input costs is expected to be marginal for the second half of the year.

Restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

In July 2010, we announced our decision, which was made in the second quarter of 2010, to end all manufacturing activities at our forms converting plant in Cerritos, California. Operations ceased on July 16, 2010. Approximately 50 plant employees have been impacted by this decision.

In March 2010, we announced the permanent closure of our coated groundwood paper mill in Columbus, Mississippi. Operations ceased in April 2010. This measure resulted in the permanent curtailment of approximately 238,000 tons of coated groundwood production capacity per year as well as approximately 70,000 metric tons of thermo-mechanical pulp and affected approximately 219 employees.

RECENT DEVELOPMENTS

Sale of Wood Business

On June 30, 2010, the Company sold its Wood Business to EACOM Timber Corporation (“EACOM”), following the consents and customary closing conditions, which included approvals of the transfers of cutting rights in Quebec and Ontario, for proceeds of $75 million (CDN$80 million) plus elements of working capital of approximately $42 million (CDN$45 million). We received 19% of the proceeds in shares of EACOM giving Domtar an approximate 12% ownership interest in EACOM. The sale resulted in a loss on disposal of the Wood Business and related pension curtailments and settlements of $50 million. Starting in the third quarter of 2010, the investment in EACOM will be accounted for under the equity method.

The transaction included the sale of five operating sawmills: Timmins, Nairn Centre and Gogama in Ontario, and Val-d’Or and Matagami in Quebec; as well as two non-operating sawmills: Ear Falls in Ontario and Ste-Marie in Quebec. The sawmills had approximately 3.5 million cubic meters of annual harvesting rights and a production capacity of close to 900 million board feet. Also included in the transaction was the Sullivan remanufacturing facility in Quebec and our interests in two investments: Anthony-Domtar Inc. and Elk Lake Planning Mill Limited.

Dividend and Stock Repurchase Program

In June 2010, we declared a quarterly dividend of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividend of approximately $11 million was paid on July 15, 2010 to shareholders of record on June 15, 2010.

On August 4, 2010, our Board of Directors approved our second quarterly dividend of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on October 15, 2010 to stockholders of record on September 15, 2010.

In addition, on May 4, 2010, our Board of Directors authorized a stock repurchase program of up to $150 million of the Company’s common stock. Under the stock repurchase program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The stock repurchase program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the program. The stock repurchase program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options, awards, and employee stock purchase plan and to improve shareholders’ returns.

We made open market purchases of our common stock using general corporate funds. Additionally, we have entered into a structured stock repurchase arrangement with a large financial institution using general corporate funds in order to lower the average cost to acquire shares. The agreement requires the Company to make an up-front payment of $10 million to the counterparty financial institution and will result in the receipt of either stock or cash at the maturity of the agreement in the third quarter of 2010, depending on market conditions.

During the second quarter of 2010, the Company repurchased 340,130 shares at an average price of $55.79 for a cash cost totalling $19 million.

All shares repurchased are recorded as treasury stock. Treasury stock is accounted for under the par value method. See Note 11—”Shareholders’ Equity” in the Notes to the consolidated financial statements for additional information.

Cellulosic Biofuel Credit

In July 2010, the US Internal Revenue Service (“IRS”) Office of Chief Counsel released an Advice Memorandum concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer credit (“CBPC”) and will not be required to be registered by the Environmental Protection Agency. Each gallon of black liquor produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 will qualify for the $1.01 non-refundable CBPC. A taxpayer will be able to claim the credit on its federal income tax return for the 2009 tax year upon the receipt of a letter of registration from the IRS and any unused CBPC may be carried forward until 2015 to offset a portion of federal taxes otherwise payable.

From January 1, 2009 until we started to claim the Alternative Fuel Tax Credits, we have approximately 200 million gallons of black liquor that may qualify for this CBPC that would represent approximately $200 million of CBPC or approximately $120 million of after tax benefit to the Corporation. In July 2010, we submitted an application with the IRS to be registered for the CBPC.

There is, however, a degree of uncertainty related to this credit as we have not received our registration for the credit and we believe there is some lack of clarity with the application of the IRS rules. As such, during the period ended June 30, 2010, we have not recorded any impact related to the CBPC.

OUR BUSINESS

Our reporting segments correspond to the following business activities: Papers, Paper Merchants and Wood. A description of our business is included in Part I, Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2009.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the second quarter and first half of 2010 and 2009.

	Three months ended		Six months ended
FINANCIAL HIGHLIGHTS	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(In millions of dollars, unless otherwise noted)
Sales	$1,547	$1,319	$3,004	$2,621

Operating income	96	139	212	117

Net earnings	31	48	89	3

Net earnings per common share (in dollars)[1]:
Basic	0.72	1.12	2.07	0.07
Diluted	0.71	1.12	2.05	0.07

Operating income (loss) per segment:
Papers	$149	$150	$269	$144
Paper Merchants	(1)	1	—	3
Wood	(49)	(12)	(54)	(30)
Corporate	(3)	—	(3)	—

Total	$96	$139	$212	$117

			At June 30, 2010	At December 31, 2009
Total assets			$6,051	$6,519
Total long-term debt, including current portion			$1,216	$1,712

[1]	Refer to Note 4 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

SECOND QUARTER 2010 VERSUS

SECOND QUARTER 2009

Sales

Sales for the second quarter of 2010 amounted to $1,547 million, an increase of $228 million, or 17%, from sales of $1,319 million in the second quarter of 2009. The increase in sales was mainly attributable to higher average selling prices for paper and pulp ($183 million) and wood ($13 million), as well as higher shipments for wood ($22 million).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,207 million in the second quarter of 2010, an increase of $91 million, or 8%, compared to cost of sales, excluding depreciation and amortization, of $1,116 million in the second quarter of 2009. This increase was mainly attributable to higher shipments for wood ($18 million) and higher deliveries for merchants ($9 million), higher-than-average maintenance costs due to the timing of annual shutdowns at several of our mills ($42 million), higher fiber costs ($18 million), higher freight costs ($12 million) and the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($14 million). These factors were partially offset by lower costs for chemicals ($22 million) and energy ($13 million).

Depreciation and Amortization

Depreciation and amortization amounted to $101 million in the second quarter of 2010, a decrease of $3 million, or 3%, compared to depreciation and amortization of $104 million in the second quarter of 2009. The decrease is primarily due to the write-down of property, plant and equipment due to the permanent closure of a paper machine and manufacturing equipment in the first and last quarters of 2009 at our Plymouth pulp and paper mill, partially offset by the negative impact of a stronger Canadian dollar in the second quarter of 2010 when compared to the second quarter of 2009.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses amounted to $69 million in the second quarter of 2010, a decrease of $17 million, or 20%, compared to SG&A expenses of $86 million in the second quarter of 2009. The decrease in SG&A is primarily due to a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans, as well as lower costs related to our variable compensation program of $9 million. These factors were partially offset by the negative impact of a stronger Canadian dollar in the second quarter of 2010 when compared to 2009.

Other Operating Loss (Income)

Other operating loss amounted to $55 million in the second quarter of 2010, a decrease in other operating income of $187 million compared to other operating income of $132 million in the second quarter of 2009. This decrease in other operating income is primarily due to a decrease in the refundable excise tax credit for the production and use of alternative bio fuel mixtures of $131 million recognized in the second quarter of 2009 as well as due to a loss on sale of our Wood Business of $50 million recorded in the second quarter of 2010.

Operating Income

Operating income in the second quarter of 2010 amounted to $96 million, a decrease of $43 million compared to an operating income of $139 million in the second quarter of 2009. This decrease in operating income is attributable to the factors mentioned above as well as higher impairment and write-down of property, plant and equipment and closure and restructuring costs ($13 million) primarily due to accelerated depreciation related to our Plymouth, North Carolina mill, reconfiguration announced in the fourth quarter of 2009.

Interest Expense

We incurred $70 million of interest expense in the second quarter of 2010, an increase of $47 million compared to interest expense of $23 million in the second quarter of 2009. The increase in interest expense is primarily related to a charge of $40 million incurred on the repurchase of the 5.375% and 7.125% Notes in the second quarter of 2010, which included tender premiums of $25 million and a loss on the reversal of a fair value decrement of $14 million, as compared to a gain of $15 million related to the repurchase of the 7.875% Notes in the second quarter of 2009. This increase was partially offset by a lower long-term debt balance outstanding in the second quarter of 2010 compared to the second quarter of 2009.

Income Taxes

For the second quarter of 2010, our income tax benefit amounted to $5 million, which was comprised of current tax expense of $7 million and deferred tax benefit of $12 million compared to an income tax expense of $68 million in the second quarter of 2009, which was comprised of current tax benefit of $6 million and deferred tax expense of $74 million. We made income tax payments of $4 million during the second quarter of 2010 and received a $368 million excise tax refund, net of federal income tax offsets. In the second quarter of 2010, our effective tax rate was a benefit of 19% compared to an effective tax rate of 59% in the second quarter of 2009. The effective tax rate for the second quarter of 2010 was affected by a change in our forecasted earnings by jurisdiction as well as the utilization of Canadian tax attributes that have had a valuation allowance recorded against them in prior periods. The actual effective tax rate of future interim periods in 2010 could be impacted by a change in the forecasted ratio of separate Canadian income or loss to total consolidated income or loss throughout 2010.

Net Earnings

Net earnings amounted to $31 million ($0.71 per common share on a diluted basis) in the second quarter of 2010, a decrease of $17 million compared to net earnings of $48 million ($1.12 per common share on a diluted basis) in the second quarter of 2009 due to the factors mentioned above.

FIRST HALF 2010 VERSUS

FIRST HALF 2009

Sales

Sales for the first half of 2010 amounted to $3,004 million, an increase of $383 million, or 15%, from sales of $2,621 million in the first half of 2009. The increase in sales was mainly attributable to higher prices and shipments for pulp ($223 million and $83 million, respectively), as well as higher prices and shipments for wood ($17 million and $41 million, respectively).

Cost of Sales, Excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $2,349 million in the first half of 2010, an increase of $110 million, or 5%, compared to cost of sales, excluding depreciation and amortization, of $2,239 million in the first half of 2009. This increase was mainly attributable to higher shipments for paper and wood ($68 million and $36 million, respectively), higher-than-average maintenance costs due to the timing of annual shutdowns at several of our mills ($42 million), higher fiber costs ($15 million), higher freight costs ($14 million) and the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($21 million). These factors were partially offset by lower costs for chemicals ($49 million) and energy ($18 million).

Depreciation and Amortization

Depreciation and amortization amounted to $203 million in the first half of 2010, unchanged as compared to depreciation and amortization of $203 million in the first half of 2009. Depreciation and amortization were impacted by the write-down of property, plant and equipment due to the permanent closure of a paper machine and manufacturing equipment in the first and last quarters of 2009 at our Plymouth pulp and paper mill, offset by the negative impact of a stronger Canadian dollar in the first half of 2010 when compared to the first half of 2009.

Selling, General and Administrative Expenses

SG&A expenses amounted to $153 million in the first half of 2010, a decrease of $16 million, or 9%, compared to SG&A expenses of $169 million in the first half of 2009. The decrease in SG&A is primarily due to a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans, as well as lower costs related to our variable compensation program of $7 million. These factors were partially offset by the negative impact of a stronger Canadian dollar in the first half of 2010 when compared to the first half of 2009.

Other Operating Loss (Income)

Other operating loss amounted to $26 million in the first half of 2010, a decrease in other operating income of $198 million compared to other operating income of $172 million in the first half of 2009. This decrease in other operating income is primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $25 million recognized in the first half of 2010 compared to $177 million recognized in the first half of 2009, as well as due to a loss on sale of our Wood Business of $50 million recorded in the first half of 2010.

Operating Income

Operating income in the first half of 2010 amounted to $212 million, an increase of $95 million compared to operating income of $117 million in the first half of 2009, in part due to the factors mentioned above and lower closure and restructuring costs of $5 million in the first half of 2010.

Interest Expense

We incurred $102 million of interest expense in the first half of 2010, an increase of $48 million compared to interest expense of $54 million in the first half of 2009. This increase in interest expense is mainly due to a charge of $40 million incurred on the repurchase of the 5.375% and 7.125% Notes in the second quarter of 2010, which included tender premiums of $25 million and a loss on the reversal of a fair value decrement of $14 million, as compared to a gain of $15 million related to the repurchase of the 7.875% Notes in the second quarter of 2009. This increase was partially offset by a lower long-term debt balance outstanding in the first half of 2010 compared to the first half of 2009.

Income Taxes

For the first half of 2010, our income tax expense amounted to $21 million, which was comprised of current tax expense of $18 million and deferred tax expense of $3 million compared to an income tax expense of $60 million in the first half of 2009, which was comprised of current tax expense of $1 million and deferred tax expense of $59 million. We made income tax payments of $3 million during the first half of 2010 and received a $368 million excise tax refund, net of federal income tax offsets. In the first half of 2010, our effective tax rate was 19% compared to 95% in the first half of 2009. The effective tax rate for the first half of 2010 was affected by a change in the forecasted earnings by jurisdiction as well as the utilization of Canadian tax attributes that have had a valuation allowance recorded against them in prior periods. The actual effective tax rate of future interim periods in 2010 could be impacted by a change in the forecasted ratio of separate Canadian income or loss to total consolidated income or loss throughout 2010.

Net Earnings

Net earnings amounted to $89 million ($2.05 per common share on a diluted basis) in the first half of 2010, an increase of $86 million compared to net earnings of $3 million ($0.07 per common share on a diluted basis) in the first half of 2009, mainly due to the factors mentioned above.

PAPERS

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,317	$1,127	$2,562	$2,233
Intersegment sales	(60)	(55)	(122)	(115)

	$1,257	$1,072	$2,440	$2,118

Operating income	$149	$150	$269	$144

Shipments
Paper (in thousands of ST)	891	929	1,851	1,842
Pulp (in thousands of ADMT)	486	393	874	707

Sales and Operating Income

Sales

Sales in our Papers segment amounted to $1,257 million in the second quarter of 2010, an increase of $185 million, or 17%, compared to sales of $1,072 million in the second quarter of 2009. The increase in sales is mostly attributable to higher average selling prices for paper and pulp as well as higher shipments for pulp of approximately 24%, reflecting stronger market demand for pulp. As a result of stronger market demand, we took no lack-of-order downtime and machine slowdowns in the second quarter of 2010 compared to 101,000 tons of paper in the second quarter of 2009. These factors were partially offset by lower shipments for paper of approximately 4%.

For the first half of 2010, sales in our Papers segment increased by $322 million, or 15%, compared to the first half of 2009. The increase in sales is mainly due to the factors mentioned above.

Operating Income

Operating income in our Papers segment amounted to $149 million in the second quarter of 2010, a decrease of $1 million, when compared to an operating income of $150 million in the second quarter of 2009. The decrease is mostly attributable to no alternative fuel tax credits being recorded in the second quarter of 2010 compared to $131 million recorded in the second quarter of 2009, to the write-down of property, plant and equipment of $14 million recorded in the second quarter of 2010 compared to none recorded in the second quarter of 2009 and to the unfavorable impact of a stronger Canadian dollar. This decrease was partially offset by higher average selling prices for paper, as well as significantly higher average selling prices and shipments for pulp. Also, the decrease was partially offset by a $9 million adjustment related to our variable compensation program as well as a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans.

For the first half of 2010, operating income in our Papers segment increased by $125 million, or 87%, compared to the first half of 2009. The increase is mostly attributable to higher average selling prices and shipments for paper and pulp, to a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans and to a $7 million adjustment related to our variable compensation program. This increase is partially offset by alternative fuel tax credits of $25 million for the first half of 2010 compared to $177 million in the first half of 2009, as well as by the unfavorable impact of a stronger Canadian dollar.

Pricing Environment

Overall average paper sales prices increased in the second quarter of 2010 compared to the second quarter of 2009. Our sales prices for offset 50 lb rolls were higher by $61/ton, or 7% in the second quarter of 2010 compared to 2009, while our copy 20 lb sheets were higher by $36/ton, or 3% in the second quarter of 2010 compared to 2009. For the first half of 2010, our average paper sales prices increased when compared to the first half of 2009. Our sales prices for offset 50 lb rolls were higher by $14/ton, or 2% in the first half of 2010 compared to the first half of 2009, while our sales prices for copy 20 lb sheets were higher by $30/ton, or 2%, in the first half of 2010 compared to the first half of 2009.

Our average pulp sales prices experienced a large increase in the second quarter of 2010 compared to the second quarter of 2009. Our sales price on both Northern Bleached Softwood Kraft (“NBSK”) pulp and Northern Bleached Hardwood Kraft (“NBHK”) pulp increased by $321/metric ton and $372/metric ton, or 65% and 94%, respectively, in the second quarter of 2010 compared to the second quarter of 2009.

Operations

Shipments

Our paper shipments decreased by 38,000 tons, or 4%, in the second quarter of 2010 compared to the second quarter of 2009, primarily due to the closure of our Columbus paper mill and the exit of the coated groundwood market. For the first half of 2010, our paper shipments increased by 9,000 tons when compared to the first half of 2009.

Our pulp trade shipments increased by 93,000 metric tons, or 24%, in the second quarter of 2010 compared to the second quarter of 2009. The increase in pulp shipments resulted mostly from an increase in market demand. For the first half of 2010, our pulp trade shipments increased by 167,000 metric tons, or 24%, when compared to the first half of 2009, and were impacted by the factors mentioned above.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permits a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. We received a $140 million refund in 2009 and another $368 million refund, net of federal income tax offsets, in the second quarter of 2010. We recorded in Other operating loss (income) no tax credit in the second quarter of 2010 and $25 million in tax credits in the first half of 2010 compared to $131 million in tax credits in the second quarter 2009 and $177 million in tax credits in the first half of 2009. The $25 million recorded in the first half of 2010 represented an adjustment to amounts presented as deferred revenue at December 31, 2009. The $25 million was released to income following guidance issued by the IRS in March 2010. We recorded no taxes in the second quarter of 2010 and an income tax expense of $7 million in the first half of 2010 compared to $52 million in the second quarter of 2009 and $70 million in the first half of 2009 related to the alternative fuel mixture income.

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

We have four collective agreements that will expire in 2010, one of which expired in April at our Windsor facility, two that expired in May at our Nekoosa facility and one that expires in August at our Hawesville facility. Negotiations have not started for these collective agreements.

Closure and Restructuring

In July 2010, we announced our decision, which was made in the second quarter of 2010, to end all manufacturing activities at our forms converting plant in Cerritos, California. Operations ceased on July 16, 2010. Approximately 50 plant employees have been impacted by this decision.

In March 2010, we announced the permanent shut down of the Columbus coated groundwood paper mill, which occurred at the end of April 2010, due to unfavorable market conditions. This measure resulted in the permanent curtailment of approximately 238,000 tons of coated groundwood, and 70,000 metric tons of thermo-mechanical pulp, and affects 219 employees.

In the second quarter of 2010, we incurred $5 million of closure and restructuring costs compared to $4 million in the second quarter of 2009 and for the first half of 2010, we incurred $61 million, including the impairment and write-down of property, plant and equipment of $36 million compared to $61 million in the first half of 2009, including the impairment and write-down of property, plant and equipment of $35 million.

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

Subject to the approval of Natural Resources Canada, eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. The investment must be made before the expiration of the program on March 31, 2012, and all projects are subject to the approval of the Government of Canada. Although amounts will not be received until qualifying capital expenditures have been made, we have been allocated $135 million (CDN$143 million) through this Program, of which, $76 million (CDN$81 million) have been approved to date. The funds are to be spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received will be accounted for as an offset to the applicable plant and equipment asset amount. As of July 2010, we have received $30 million (CDN$31 million) related to two eligible projects at our Kamloops and Dryden pulp mills.

PAPER MERCHANTS

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(In millions of dollars)
Sales	$213	$205	$425	$422
Operating (loss) income	(1)	1	—	3

Sales and Operating (Loss) Income

Sales

Sales in our Paper Merchants segment amounted to $213 million in the second quarter of 2010, an increase of $8 million, or 4%, compared to sales of $205 million in the second quarter of 2009. This increase in sales was mostly attributable to an increase in deliveries of approximately 5%.

For the first half of 2010, sales in our Paper Merchants segment increased by $3 million, or 1%, when compared to the first half of 2009, primarily due to the factor mentioned above.

Operating (Loss) Income

Operating loss amounted to $1 million in the second quarter of 2010, a decrease of $2 million when compared to operating income of $1 million in the second quarter of 2009. The decrease in operating income is primarily the result of margins temporarily contracting due to supplier price increases in the second quarter of 2010 when compared to the second quarter of 2009, partially offset by the increase in sales mentioned above.

For the first half of 2010, operating income in our Paper Merchants segment decreased by $3 million when compared to the first half of 2009, primarily due to the factors mentioned above.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which two will expire in 2010, two in 2011 and two in 2013. We have five collective agreements covering four locations in Canada, one of which expired in 2008 and two expired in 2009 (negotiations are expected to begin shortly) and two will expire in 2010.

WOOD

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$83	$46	$150	$89
Intersegment sales	(6)	(4)	(11)	(8)

	$77	$42	$139	$81
Operating loss	($49)	($12)	($54)	($30)
Shipments (millions of FBM)	187	135	351	260
Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$359	$245	$348	$237
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	357	258	350	249

1	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sales and Operating Loss

Sales

Sales in our Wood segment amounted to $77 million in the second quarter of 2010, an increase of $35 million, or 83%, compared to sales of $42 million in the second quarter of 2009. The increase in sales is attributable to higher average selling prices and higher shipments for wood products.

For the first half of 2010, sales in our Wood segment increased by $58 million, or 72%, when compared to the first half of 2009. This increase in sales is attributable to the factors mentioned above.

Operating Loss

Operating loss in our Wood segment amounted to $49 million in the second quarter of 2010, an increase in operating loss of $37 million compared to an operating loss of $12 million in the second quarter of 2009. Our operating loss was impacted by a $50 million loss on the sale of our Wood Business in the second quarter of 2010 and by the unfavorable impact of a stronger Canadian dollar. This increase was partially offset by higher shipments, as well as higher average selling prices of our wood products.

For the first half of 2010, operating loss in our Wood segment increased by $24 million compared to the first half of 2009, primarily due to the factors mentioned above.

Pricing Environment

Our average sales price for Great Lakes 2x4 stud lumber increased by $117/MFBM, or 59%, and our average sales price for Great Lakes 2x4 random length lumber increased by $106/MFBM, or 50%, in the second quarter of 2010 compared to the second quarter of 2009. For the first half of 2010, our average sales prices for Great Lakes 2x4 stud lumber increased by $115/MFBM, or 61%, and our average sales price for Great Lakes 2x4 random length lumber increased by $108/MFBM, or 54%, when compared to the first half of 2009.

Operations

Shipments

Our lumber and wood shipments in the second quarter of 2010 increased by 52 MFBM, or 39%, compared to shipments in the second quarter of 2009, primarily due to the increased activity in the U.S. housing industry and a significant decrease in the supply of lumber in the market. Our lumber and wood shipments in the first half of 2010 increased by 91 MFBM, or 35%, compared to shipments in the first half of 2009, primarily due to the factors mentioned above.

STOCK-BASED COMPENSATION EXPENSE (INCOME)

For the second quarter and the first half of 2010, compensation expense (income) recognized in our results of operations was approximately $(2) million and $4 million, respectively, compared to $7 million and $11 million recognized in the second quarter and the first half of 2009, respectively. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our revolving credit facility. Our liquidity requirements can be satisfied by drawing upon our contractually committed revolving credit facility, of which $701 million is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $733 million in the first half of 2010, an increase of $370 million compared to cash flows provided from operating activities of $363 million in the first half of 2009. This increase in cash flows provided from operating activities is primarily related to the $368 million cash received in the second quarter of 2010 with regards to the alternative fuel tax credits as well as increased profitability. This was partially offset by an increase in receivables resulting from higher sales volumes in the second quarter of 2010 as compared to the fourth quarter of 2009.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows provided from investing activities in the first half of 2010 amounted to $37 million, an increase of $78 million compared to cash flows used for investing activities of $41 million in the first half of 2009. This increase is primarily related to the proceeds from the sale of our Wood Business of $97 million, as well as higher proceeds from disposals of certain property, plant and equipment of $13 million, offset by higher capital spending of $32 million in the first half of 2010 when compared to 2009.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2010, excluding the spending under the Natural Resources Canada Pulp and Paper Green Transformation Program, for which we expect to be reimbursed.

Financing Activities

Cash flows used for financing activities totaled $581 million in the first half of 2010 compared to cash flows provided from financing activities of $34 million in the first half of 2009. This $615 million increase in cash flows used for financing activities is mainly attributable to the repurchase of $425 million of our 5.375% and 7.125% Notes in the second quarter of 2010 and the repayment of $102 million of our tranche B term loan in the first quarter of 2010, as well as a common stock repurchase of $19 million and a structured share repurchase advance of $10 million. This was partially offset by borrowings under our accounts receivable securitization program of $20 million. This compares to the repurchase of our 7.875% Notes of approximately $400 million, the issuance of long-term debt of $385 million, the additional borrowings of $90 million under our revolving credit facility and the repayments of $3 million of our long-term debt in the first half of 2009.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $732 million at June 30, 2010, compared to $1,431 million at December 31, 2009. The $699 million decrease in net indebtedness is primarily due to a higher cash level, as well as the repurchase of $425 million of our 5.375% and 7.125% Notes in the second quarter of 2010 and a repayment of $102 million of our tranche B term loan during the first quarter of 2010. This was offset by borrowings under our accounts receivable securitization program of $20 million.

Our Credit Agreement consists of a $232 million senior secured tranche B term loan (remaining outstanding balance at June 30, 2010) and a $750 million senior secured revolving credit facility. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

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

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. The Credit Agreement contains customary events of default, provided that non-compliance with the consolidated cash interest coverage ratio or consolidated leverage ratio will not constitute an event of default under the tranche B term loan facility unless it has not been waived by the revolving credit lenders within a period of 45 days after notice. At June 30, 2010, we were in compliance with our covenants.

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

As of June 30, 2010, there was $1 million outstanding as an overdraft recorded in Bank indebtedness under our revolving credit facility (December 31, 2009 – $6 million outstanding as overdraft recorded in Bank indebtedness). In addition, at June 30, 2010, we had outstanding letters of credit amounting to $48 million under this credit facility (December 31, 2009 – $53 million). We have no other outstanding letters of credit (December 31, 2009 – nil).

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the March 7, 2007 transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of June 30, 2010, there were 923,925 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economical equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2010, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

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

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2010, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $113 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $104 million (CDN$110 million). No provision was recorded for this potential purchase price adjustment.

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

CONTRACTUAL OBLIGATIONS

In the normal course of business, we enter into certain contractual obligations. The following table provides an update to our Notes obligations at June 30, 2010:

CONTRACT TYPE	2010	2011	2012	2013	2014	THEREAFTER	TOTAL
(in million of dollars)
Notes	$4	$143	$8	$82	$204	$738	$1,179

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

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company adopted the new requirements on January 1, 2010. The adoption of the new guidance resulted in an increase in Subordinated interest in securitized receivables of $20 million presented in Receivables and a corresponding increase in Long-term debt due within one year in the Consolidated Balance Sheet.

Variable interest entities

In June and December 2009, the FASB issued guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009, and for interim and annual reporting periods thereafter. The Company adopted the new requirements on January 1, 2010 with no significant impact as the Company has no interests in variable interest entities.

Future Accounting Changes

Stock Compensation

In April 2010, the FASB issued an update to Compensation – Stock Compensation, which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This update clarifies that those employee share-based payment awards should not be considered to contain a condition that is not a market, performance, or service condition and therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

This update is effective for fiscal years and interim periods beginning on or after December 15, 2010 with early adoption permitted. The adoption of this update will have no impact on the Company’s consolidated financial statements.

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2009, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the second quarter of 2010.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There has not been any material change in our exposure to market risk since December 31, 2009. In the second quarter of 2010, we have updated the following disclosure.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2010 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2010	2011	2012	2013
Natural gas	6,555,000	MMBTU	(1)	$46	29%	21%	7%	1%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of June 30, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the second quarter and first half of 2010 resulting from hedge ineffectiveness (second quarter and first half of 2009 – nil).

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

We formally document the relationship between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge a portion of the forecasted purchases in Canadian dollars are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options outstanding as of June 30, 2010 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues, under contracts for
			2010	2011
Currency options purchased	CDN	$360	55%	18%
Currency options sold	CDN	$360	55%	18%

The currency options are fully effective as at June 30, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the second quarter and first half of 2010 resulting from hedge ineffectiveness (second quarter and first half of 2009 – nil).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2010, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs(1) (in 000s)
April 1 through April 30, 2010	—	—	—	$150,000
May 1 through May 31, 2010	45,000	$62.03	45,000	$147,209
June 1 through June 30, 2010	295,130	$54.84	295,130	$131,023

	340,130	$55.79	340,130	$131,023

(1)	In the second quarter of 2010, Domtar’s Board of Directors authorized a stock repurchase program of up to $150 million of Domtar Corporation’s common stock. The authorization does not have a specific expiration date.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 6, 2010	By:	/S/ DANIEL BURON
Daniel Buron
Senior Vice-President and Chief Financial Officer

	By:	/S/ RAZVAN L. THEODORU
Razvan L. Theodoru
Vice-President and Secretary