Form 10-Q
period 2010-09-30
Domtar CORP
filed 2010-11-04
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 2, 2010, 41,597,012 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended		Nine months ended
CONSOLIDATED STATEMENTS OF EARNINGS	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)
	$	$	$	$
Sales	1,473	1,440	4,477	4,061
Operating expenses
Cost of sales, excluding depreciation and amortization	1,048	1,124	3,397	3,363
Depreciation and amortization	97	101	300	304
Selling, general and administrative	91	85	244	254
Impairment and write-down of property, plant and equipment (NOTE 8)	14	—	50	35
Closure and restructuring costs (NOTE 8)	1	4	26	34
Other operating loss (income), net (NOTE 13 and 15)	(14)	(169)	12	(341)

	1,237	1,145	4,029	3,649

Operating income	236	295	448	412
Interest expense	24	34	126	88

Earnings before income taxes	212	261	322	324
Income tax expense	21	78	42	138

Net earnings	191	183	280	186

Per common share (in dollars) (NOTE 4)
Net earnings
Basic	4.47	4.26	6.53	4.33
Diluted	4.44	4.24	6.48	4.32
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	42.7	43.0	42.9	43.0
Diluted	43.0	43.2	43.2	43.1

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30, 2010	December 31, 2009
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	537	324
Receivables, less allowances of $8 and $8	653	536
Inventories (NOTE 6)	639	745
Prepaid expenses	28	46
Income and other taxes receivable	43	414
Deferred income taxes	139	137

Total current assets	2,039	2,202
Property, plant and equipment, at cost	9,335	9,575
Accumulated depreciation	(5,555)	(5,446)

Net property, plant and equipment	3,780	4,129
Intangible assets, net of amortization (NOTE 7)	56	85
Other assets	114	103

Total assets	5,989	6,519

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	26	43
Trade and other payables	662	686
Income and other taxes payable	30	31
Long-term debt due within one year (NOTE 10)	22	11

Total current liabilities	740	771
Long-term debt (NOTE 10)	961	1,701
Deferred income taxes and other	1,033	1,019
Other liabilities and deferred credits	444	366
Commitments and contingencies (NOTE 12)
Shareholders’ equity
Common stock (NOTE 4)
$0.01 par value: authorized 2,000,000,000 shares issued: 42,267,779 and 42,062,408 shares	—	—
Treasury stock (NOTE 11)
$0.01 par value: 676,836 and nil shares	—	—
Exchangeable shares (NOTE 4)
No par value; unlimited shares authorized; issued and held by nonaffiliates: 844,694 and 982,321 shares	66	78
Additional paid-in capital	2,766	2,816
Retained earnings (accumulated deficit)	43	(216)
Accumulated other comprehensive loss	(64)	(16)

Total shareholders’ equity	2,811	2,662

Total liabilities and shareholders’ equity	5,989	6,519

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable stock (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2009	43.0	78	2,816	(216)	(16)	2,662
Conversion of exchangeable shares	—	(12)	12	—	—	—
Stock-based compensation	0.1	—	3	—	—	3
Net earnings	—	—	—	280	—	280
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $5	—	—	—	—	(10)	(10)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(4)	—	—	—	—	(10)	(10)
Foreign currency translation adjustments	—	—	—	—	22	22
Loss on curtailment of pension and other post-retirement benefit plans, net of tax of $(2)	—	—	—	—	(50)	(50)
Stock repurchase	(0.7)	—	(63)	—	—	(63)
Dividend declared	—	—	—	(21)	—	(21)
Other	—	—	(2)	—	—	(2)

Balance at September 30, 2010	42.4	66	2,766	43	(64)	2,811

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Nine months ended
CONSOLIDATED STATEMENTS OF CASH FLOWS	September 30, 2010	September 30, 2009
	(Unaudited)
	$	$
Operating activities
Net earnings	280	186
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	300	304
Deferred income taxes	7	122
Impairment and write-down of property, plant and equipment	50	35
Loss (gain) on repurchase of long-term debt	40	(12)
Net losses (gains) on disposals of property, plant and equipment and sale of businesses	33	(12)
Stock-based compensation expense	3	6
Other	(6)	8
Changes in assets and liabilities, excluding the effects of sale of businesses
Receivables	(134)	(141)
Inventories	40	234
Prepaid expenses	(2)	(2)
Trade and other payables	(4)	25
Income and other taxes	375	(172)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	5	10
Other assets and other liabilities	13	16

Cash flows provided from operating activities	1,000	607

Investing activities
Additions to property, plant and equipment	(112)	(66)
Proceeds from disposals of property, plant and equipment	26	16
Proceeds from sale of businesses	161	—

Cash flows provided from (used for) investing activities	75	(50)

Financing activities
Dividend payments	(11)	—
Net change in bank indebtedness	(16)	(13)
Change of revolving bank credit facility	—	(60)
Issuance of long-term debt	—	385
Repayment of long-term debt	(763)	(451)
Borrowings under accounts receivable securitization program	20	—
Debt issue and tender offer costs	(26)	(14)
Stock repurchase	(44)	—
Prepaid on structured stock repurchase, net	(19)	—
Other	(3)	—

Cash flows used for financing activities	(862)	(153)

Net increase in cash and cash equivalents	213	404
Translation adjustments related to cash and cash equivalents	—	13
Cash and cash equivalents at beginning of period	324	16

Cash and cash equivalents at end of period	537	433

Supplemental cash flow information
Net cash payments for:
Interest	77	88
Income taxes paid (refund)	24	(18)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at September 30, 2010 and December 31, 2009, the Company did not have any customers that represented more than 10% of the receivables.

The Company is also exposed to credit risk in the event of non-performance by counterparties to its financial instruments. The Company minimizes this exposure by entering into contracts with counterparties that are believed to be of high credit quality. Collateral or other security to support financial instruments subject to credit risk is usually not obtained. The credit standing of counterparties is regularly monitored. Additionally, the Company is exposed to credit risk in the event of non-performance by its insurers. The Company minimizes this exposure by doing business only with large reputable insurance companies.

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

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2010 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2010	2011	2012	2013
Natural gas	7,290,000	MMBTU	(1)	$46	27%	29%	9%	2%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of September 30, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2010 resulting from hedge ineffectiveness (three and nine months ended September 30, 2009 – nil).

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

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of September 30, 2010 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2010	2011
Currency options purchased	CDN	$360	50%	33%
Currency options sold	CDN	$360	50%	33%

The currency options are fully effective as at September 30, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2010 resulting from hedge ineffectiveness (three and nine months ended September 30, 2009 – nil).

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	Three months ended		Three months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	$	$	$	$
Natural gas swap contracts (a)	(2)	—	(2)	(1)
Oil swap contracts (a)	—	—	—	—
Currency options (a)	3	25	2	—

Total	1	25	—	(1)

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) is recorded in Cost of Sales.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	Nine months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	$	$	$	$
Natural gas swap contracts (a)	(7)	(2)	(6)	(1)
Oil swap contracts (a)	—	1	—	—
Currency options (a)	(3)	46	16	(27)

Total	(10)	45	10	(28)

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) is recorded in Cost of Sales.

The gain (loss) recorded in Accumulated other comprehensive loss relating to natural gas contracts will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at September 30, 2010.

The gain (loss) recorded in Accumulated other comprehensive loss relating to currency options will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2010.

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) for the periods ended September 30, 2010 and December 31, 2009, in accordance with the Fair Value Measurements and Disclosures Topic of FASB ASC and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	September 30, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	8	—	8	—	(a)	Prepaid expenses

Total Assets	8	—	8	—

Liabilities derivatives
Currency options	5	—	5	—	(a)	Trade and other payables
Natural gas swap contracts	11	—	11	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits

Total Liabilities	18	—	18	—

Other Instruments:
Long-term debt	1,133	1,133	—	—	(b)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	25	—	25	—	(a)	Prepaid expenses

Total Assets	25	—	25	—

Liabilities derivatives
Currency options	3	—	3	—	(a)	Trade and other payables
Natural gas swap contracts	9	—	9	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits

Total Liabilities	14	—	14	—

Other Instruments:
Long-term debt	1,805	1,805	—	—	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of the Company’s long-term debt is measured by comparison to market prices of our debt. In accordance with the accounting standards, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2010 and December 31, 2009. However, fair value disclosure is required.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. EARNINGS PER SHARE

The calculation of earnings per common share for the three and nine months ended September 30, 2010 and September 30, 2009 is based on the weighted average number of Domtar common stock outstanding during the period. The calculation for the diluted earnings per common share recognizes the effect of all potential dilutive common stock.

The following table provides the reconciliation between basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net earnings	$191	$183	$280	$186

Weighted average number of common and exchangeable shares outstanding (millions)	42.7	43.0	42.9	43.0
Effect of dilutive securities (millions)	0.3	0.2	0.3	0.1

Weighted average number of diluted common and exchangeable shares outstanding (millions)	43.0	43.2	43.2	43.1

Basic net earnings per share (in dollars)	$4.47	$4.26	$6.53	$4.33

Diluted net earnings per share (in dollars)	$4.44	$4.24	$6.48	$4.32

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Restricted stock units	—	37,496	—	37,496
Options	410,812	392,888	410,812	665,365
Performance-based awards	—	15,849	—	15,849

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2010, the related pension expense was $5 million and $20 million, respectively (2009 –$6 million and $18 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	Three months ended		Nine months ended
	September 30, 2010		September 30, 2010
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	25	3
Interest expense	22	2	66	5
Expected return on plan assets	(23)	—	(69)	—
Amortization of net actuarial loss	2	—	5	—
Curtailment loss (gain) (a)	2	—	12	(13)
Settlement loss (b)	—	—	16	—
Amortization of prior year service costs	1	—	2	—

Net periodic benefit cost	12	3	57	(5)

(a)	For the three and nine months ended September 30, 2010, the curtailment loss of $2 million and $12 million, respectively, in the pension plans represents, nil and $10 million, respectively, related to the sale of the Wood Business and $2 million and $2 million, respectively, related to the sale of the Woodland Mill.

The curtailment gain of $13 million in the other post-retirement benefit plans, for the nine months ended September 30, 2010, represents $3 million related to the sale of the Wood Business and $10 million related to the harmonization of the Company’s post-retirement benefit plans.

(b)	The settlement loss of $16 million in the pension plans for the nine months ended September 30, 2010, is related to the sale of the Wood Business.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	Three months ended		Nine months ended
	September 30, 2009		September 30, 2009
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	25	2
Interest expense	20	1	59	5
Expected return on plan assets	(17)	—	(52)	—
Amortization of net actuarial loss	1	—	2	—
Settlement loss	—	—	2	—
Curtailment loss	—	—	2	—
Amortization of prior year service costs	—	—	2	—
Special termination benefits	—	—	1	—

Net periodic benefit cost	12	2	41	7

The Company contributed $9 million and $27 million for the three and nine months ended September 30, 2010, respectively (2009 – $18 million and $34 million, respectively), to the pension plans. The Company also contributed $2 million and $5 million for the three and nine months ended September 30, 2010, respectively (2009 – $1 million and $4 million, respectively), to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2010	2009
	$	$
Work in process and finished goods	359	430
Raw materials	98	114
Operating and maintenance supplies	182	201

	639	745

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	September 30, 2010	December 31, 2009
		$	$
Intangible assets subject to amortization
Water rights	40	8	15
Power purchase agreements	25	32	31
Customer relationships	20	11	11
Trade names	7	7	7
Supplier agreements	5	6	6
Cutting rights	Units of production method	5	23

		69	93
Accumulated amortization		(13)	(8)

Total intangible assets		56	85

Amortization expense related to intangible assets for the three and nine months ended September 30, 2010 was nil and $2 million, respectively (2009 – $1 million and $6 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2010	2011	2012	2013	2014
	$	$	$	$	$
Amortization expense related to intangible assets	3	3	3	3	3

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

For the three and nine months ended September 30, 2010, the Company recorded $13 million and $39 million, respectively, of accelerated depreciation and nil and $1 million, respectively, of severance and termination costs related to the reconfiguration of the Plymouth, North Carolina mill, announced on October 20, 2009. During the third quarter of 2010, the Company recorded a $1 million write-down for the related paper machine.

During the second quarter of 2010, the Company decided to close the Cerritos, California forms converting plant, and recorded a $1 million write-down for the related assets and $1 million in severance and termination costs. Operations ceased on July 16, 2010.

On March 16, 2010, the Company announced that it would permanently close its coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected 219 employees. The Company recorded a $9 million write-down for the related fixed assets. In addition, for the three and nine months ended September 30, 2010, the Company recorded nil and $8 million, respectively, of severance and termination costs, nil and $8 million, respectively, of inventory obsolescence and a $2 million recovery and nil, respectively, of other costs. Operations ceased in April 2010.

For the three and nine months ended September 30, 2010, other costs related to previous closures include $1 million and $2 million, respectively, in severance and termination costs, $1 million and $1 million, respectively, in inventory obsolescence and $1 million and $5 million, respectively, of other costs.

The following tables provide the components of closure and restructuring costs by segment:

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Papers	Total	Papers	Paper Merchants	Wood	Total
	$	$	$	$	$	$
Severance and termination costs	1	1	—	—	—	—
Inventory obsolescence (1)	1	1	—	—	—	—
Other	(1)	(1)	4	—	—	4

Closure and restructuring costs	1	1	4	—	—	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. CLOSURE AND RESTRUCTURING LIABILITY (CONTINUED)

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Papers	Total	Papers	Paper Merchants	Wood	Total
	$	$	$	$	$	$
Severance and termination costs	12	12	17	1	3	21
Inventory obsolescence (1)	9	9	—	—	—	—
Other	5	5	13	—	—	13

Closure and restructuring costs	26	26	30	1	3	34

(1)	Inventory obsolescence primarily relates to the write-down of operating and maintenance supplies classified as inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

	September 30, 2010	December 31, 2009
	$	$
Balance at beginning of period	41	47
Additions	12	29
Severance payments	(16)	(32)
Change of estimates	—	(8)
Effect of foreign currency exchange rate change	—	5
Sale of Wood Business	(3)	—

Balance at end of period	34	41

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
COMPREHENSIVE INCOME	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	$	$	$	$
Net earnings	191	183	280	186
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges:
Net gain (loss) arising during the three and nine month periods, net of tax of $2 and $5, respectively (2009 – nil and $1, respectively)	1	25	(10)	45
Less: Reclassification adjustment for gains (losses) included in net earnings, net of tax of $(2) and $(4), respectively (2009 – nil and $(1), respectively)	—	1	(10)	28
Foreign currency translation adjustments	28	106	22	172
Loss on curtailment of pension and other post-retirement benefit plans, net of tax of $3 and $(2), respectively (2009 – nil)	(8)	—	(50)	—

Comprehensive income	212	315	232	431

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. LONG-TERM DEBT

	Maturity	Nominal Amount at September 30, 2010	September 30, 2010	December 31, 2009
		$	$	$
Unsecured notes
7.875% Notes	2011	135	137	138
5.375% Notes	2013	74	70	293
7.125% Notes	2015	213	212	399
9.5% Notes	2016	125	136	137
10.75% Notes	2017	400	387	386
Secured term loan facility	2014		—	336
Capital lease obligations	2010 – 2028		21	23
Borrowings under accounts receivable securitization program			20	—

			983	1,712
Less: Due within one year			22	11

			961	1,701

As a result of the cash tender offer during the second quarter of 2010, the Company repurchased $238 million of the 5.375% Notes due 2013 and $187 million of the 7.125% Notes due 2015. The Company recorded a charge of $40 million related to the repurchase of the notes.

In the third quarter of 2010, the Company reimbursed the remaining outstanding amount on the secured term loan due in 2014 in the amount of $232 million.

The securitization program, originally set to expire October 2010, was extended to December 2010. The Company intends to renew the program at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. SHAREHOLDERS’ EQUITY

During 2010, the Company declared two quarterly dividends of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $11 million and $10 million were paid on July 15 and October 15, 2010, respectively, to shareholders of record as of June 15 and September 15, 2010, respectively.

On November 3, 2010, the Company’s Board of Directors approved the third quarterly dividend of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on January 17, 2011 to shareholders of record on December 15, 2010.

STOCK REPURCHASE PROGRAM

On May 4, 2010, the Company’s Board of Directors authorized a stock repurchase program (“the Program”) of up to $150 million of Domtar Corporation’s common stock. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve stockholders’ returns.

The Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements require the Company to make up-front payments to the counterparty financial institutions which will result in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During the second quarter of 2010, the Company repurchased 340,130 shares at an average price of $55.79 for a total cost of $19 million, and entered into a structured stock repurchase agreement with a large financial institution which was settled for a net gain of $1 million in August 2010. The gain is presented in Shareholders’ Equity.

During the third quarter of 2010, the Company repurchased 163,500 shares at an average price of $62.82 for a total cost of $10 million and took delivery of 236,220 shares at an average price of $63.50, totalling $15 million, from a structured stock repurchase agreement which will mature in the fourth quarter of 2010. In addition, the Company also entered into structured stock repurchase agreements with a large financial institution, which involved cash payments totaling $20 million, that will result in the receipt of either stock or cash at the maturity of the agreements in the fourth quarter of 2010.

From the inception of the Program to September 30, 2010, the Company repurchased a total of 739,850 shares at an aggregate average price of $58.64. All shares repurchased are recorded as treasury stock on the Consolidated Balance Sheets. Treasury stock is accounted for under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

During the first quarter of 2006, the pulp and paper mill in Prince Albert, Saskatchewan was closed due to poor market conditions. The Company’s management determined that the Prince Albert facility was no longer a strategic fit for the Company and will not be reopened. The Province of Saskatchewan may require active decommissioning and reclamation at the Prince Albert facility. In the event decommissioning and reclamation is required at the facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts. The Company has recorded a reserve for the estimated environmental remediation of the site.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The hearing is scheduled for January 2011. The relevant government authorities are reviewing several remediation plans and a decision is expected in the fourth quarter of 2010. The Company has recorded an environmental reserve to address the estimated exposure.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	September 30,	December 31,
	2010	2009
	$	$
Balance at beginning of period	111	99
Additions	1	11
Revisions in estimated cash flows	—	(7)
Environmental spending	(5)	(5)
Accretion	3	3
Impact of sale of Wood Business and Woodland Mill	(9)	—
Effect of foreign currency exchange rate change	1	10

Balance at end of period	102	111

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At September 30, 2010, the Company had a provision of $102 million for environmental matters and other asset retirement obligations (December 31, 2009 – $111 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Industrial Boiler Maximum Achievable Controlled Technology Standard (“MACT”)

The EPA has proposed several standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes, generally referred to as Boiler MACT. The comment period is now over and a final standard is expected by January 2011. Boiler MACT compliance is expected to be required by early 2014.

It is apparent that, even with changes suggested by industry, owners and operators will be required to address multiple industrial boilers and process heaters in order to comply with the provisions of the final rule. The present proposal would set a three-year compliance deadline for existing affected sources, which is also viewed by the industry as challenging. It is not possible, at this time, to provide a complete estimated cost of compliance, but it may have a significant impact on the Company’s results of operations, financial positions or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2010, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In September 2010, Kleen Products LLC (“Kleen”) filed a class action suit in the United States District Court for the Northern District of Illinois, Kleen Products LLC v. Packaging Corporation of America, et al, naming among others the Company, Norampac Inc. (“Norampac”) and Cascades Inc. (“Cascades”), as defendants. Kleen alleged that the defendants conspired to fix prices and reduce output of containerboard in the United States between August 2005 and October 2010 (“Class Action Period”). Four additional suits with essentially the same allegations have been filed in the same court since Kleen (collectively, “Containerboard Litigation”), the last of them not including Domtar as a defendant. In 1997, Domtar Inc. (a now wholly-owned subsidiary of Domtar Corporation), transferred all of its containerboard assets to Norampac, a corporation which was a joint venture with Cascades, and in which Domtar Inc. and Cascades were each 50-percent shareholders. Domtar Inc. sold its 50 percent share of Norampac to Cascades in December 2006. Since the Company and Domtar Inc. did not sell any containerboard in the United States during the Class Action Period, the Company intends to vigorously contest the allegations made against it on that basis and on other grounds, and the Company will seek a prompt dismissal from this litigation.

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union claimed that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held in February 2010, and the arbitrator ruled in favor of the Company on August 24, 2010. The arbitrator’s decision is subject to the union’s right to apply for judicial review.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $117 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $107 million (CDN$110 million).

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $107 million (CDN$110 million) as a result of the consummation of the March 2007 combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. (“the Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $107 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. No provision is recorded for this potential purchase price adjustment.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2010, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SEGMENT DISCLOSURES

Following the sale of the Wood Business on June 30, 2010, the Company’s reporting segments correspond to the following business activities: Papers and Paper Merchants. Prior to June 30, 2010, the Company operated in the three reportable segments described below. Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

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

The Company’s Wood segment was sold on June 30, 2010 as described in Note 15 “Sale of Wood Business and Woodland Mill”.

The Company evaluates performance based on operating income, which represents sales, reflecting transfer prices between segments at fair value, less allocable expenses before interest expense and income taxes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2010	2009	2010	2009
	$	$	$	$
Sales
Papers	1,296	1,211	3,858	3,444
Paper Merchants	233	239	658	661
Wood	—	59	150	148

Total for reportable segments	1,529	1,509	4,666	4,253
Intersegment sales – Papers	(56)	(63)	(178)	(178)
Intersegment sales – Wood	—	(6)	(11)	(14)

Consolidated sales	1,473	1,440	4,477	4,061

Depreciation and amortization and impairment and write-down of property, plant and equipment
Papers	96	95	287	287
Paper Merchants	1	1	3	3
Wood	—	5	10	14

Total for reportable segments	97	101	300	304
Impairment and write-down of property, plant and equipment – Papers	14	—	50	35

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	111	101	350	339

Operating income (loss)
Papers (a)	237	294	506	438
Paper Merchants	—	2	—	5
Wood (b)	—	(1)	(54)	(31)
Corporate	(1)	—	(4)	—

Consolidated operating income	236	295	448	412
Interest expense	24	34	126	88

Earnings before income taxes	212	261	322	324
Income tax expense	21	78	42	138

Net earnings	191	183	280	186

(a)

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit for the production and use of alternative bio fuel mixtures derived from biomass. The Company submitted an application with the U.S. Internal Revenue Service (“IRS”) to be registered as an alternative fuel mixer and received notification that its registration had been accepted in March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. The Company recorded nil and $25 million, and $159 and $336 million in tax credits for the three and nine months ended September 30, 2010 and September 30, 2009, respectively, as a component of Other operating loss (income), net. The $25 million recorded in the three months ended March 31, 2010 represented an adjustment to amounts presented as deferred revenue at December 31, 2009. The $25 million was released to income following guidance issued by the U.S. Internal Revenue Service in March 2010. The Company recorded nil and $7 million, and $43 and $113 million in income tax expense related to the alternative fuel mixture income for the three and nine months ended September 30, 2010 and September 30, 2009, respectively. According to the Code, the tax credit expired at the end of 2009.

(b)	The operating loss for the three and nine months ended September 30, 2009 includes gains on sales of land of $8 million. In addition, the operating loss for the nine months ended September 30, 2010 includes the loss on disposal of the Wood Business and related pension and other post-retirement benefit plan curtailments and settlements of $50 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries Inc. (and subsidiaries, excluding Domtar Funding LLC), Ris Paper Company, Inc. and Domtar A.W. LLC (and subsidiary) all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company, LLC’s own 100% owned subsidiaries; including Domtar Delaware Investments Inc., Domtar Delaware Holdings Inc., Domtar Delaware Holdings, LLC, Domtar Inc. and Domtar Pulp and Paper Products Inc. (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2010 and December 31, 2009 and the Statements of Earnings (Loss), and Cash Flows for the nine months ended September 30, 2010 and September 30, 2009 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	Three months ended September 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,255	462	(244)	1,473
Operating expenses
Cost of sales, excluding depreciation and amortization	—	957	335	(244)	1,048
Depreciation and amortization	—	72	25	—	97
Selling, general and administrative	9	100	(18)	—	91
Impairment and write-down of property, plant and equipment	—	14	—	—	14
Closure and restructuring costs	—	(1)	2	—	1
Other operating loss (income), net	7	2	(23)	—	(14)

	16	1,144	321	(244)	1,237

Operating income (loss)	(16)	111	141	—	236
Interest expense (income)	24	15	(15)	—	24

Earnings (loss) before income taxes	(40)	96	156	—	212
Income tax expense (benefit)	(4)	23	2	—	21
Share in earnings of equity accounted investees	227	154	—	(381)	—

Net earnings	191	227	154	(381)	191

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Nine months ended September 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,689	1,486	(698)	4,477
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,905	1,190	(698)	3,397
Depreciation and amortization	—	217	83	—	300
Selling, general and administrative	19	203	22	—	244
Impairment and write-down of property, plant and equipment	—	50	—	—	50
Closure and restructuring costs	—	20	6	—	26
Other operating loss (income), net	7	(10)	15	—	12

	26	3,385	1,316	(698)	4,029

Operating income (loss)	(26)	304	170	—	448
Interest expense (income)	124	45	(43)	—	126

Earnings (loss) before income taxes	(150)	259	213	—	322
Income tax expense (benefit)	(30)	64	8	—	42
Share in earnings of equity accounted investees	400	205	—	(605)	—

Net earnings	280	400	205	(605)	280

	Three months ended September 30, 2009
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,205	433	(198)	1,440
Operating expenses
Cost of sales, excluding depreciation and amortization	—	956	366	(198)	1,124
Depreciation and amortization	—	74	27	—	101
Selling, general and administrative	7	60	18	—	85
Closure and restructuring costs	—	2	2	—	4
Other operating income, net	—	(165)	(4)	—	(169)

	7	927	409	(198)	1,145

Operating income (loss)	(7)	278	24	—	295
Interest expense (income)	34	11	(11)	—	34

Earnings (loss) before income taxes	(41)	267	35	—	261
Income tax expense (benefit)	(18)	96	—	—	78
Share in earnings of equity accounted investees	206	35	—	(241)	—

Net earnings	183	206	35	(241)	183

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Nine months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,414	1,226	(579)	4,061
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,794	1,148	(579)	3,363
Depreciation and amortization	—	228	76	—	304
Selling, general and administrative	16	188	50	—	254
Impairment and write-down of property, plant and equipment	—	35	—	—	35
Closure and restructuring costs	—	18	16	—	34
Other operating loss (income), net	—	(348)	7	—	(341)

	16	2,915	1,297	(579)	3,649

Operating income (loss)	(16)	499	(71)	—	412
Interest expense (income)	86	36	(34)	—	88

Earnings (loss) before income taxes	(102)	463	(37)	—	324
Income tax expense (benefit)	(40)	178	—	—	138
Share in earnings (loss) of equity accounted investees	248	(37)	—	(211)	—

Net earnings (loss)	186	248	(37)	(211)	186

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	433	51	53	—	537
Receivables	4	482	167	—	653
Inventories	—	467	172	—	639
Prepaid expenses	8	5	15	—	28
Income and other taxes receivable	26	101	25	(109)	43
Intercompany accounts	201	2,922	608	(3,731)	—
Deferred income taxes	1	138	—	—	139

Total current assets	673	4,166	1,040	(3,840)	2,039
Property, plant and equipment, at cost	—	5,749	3,586	—	9,335
Accumulated depreciation	—	(3,168)	(2,387)	—	(5,555)

Net property, plant and equipment	—	2,581	1,199	—	3,780
Intangible assets, net of amortization	—	11	45	—	56
Investments in affiliates	6,104	1,526	23	(7,653)	—
Intercompany long-term advances	7	80	600	(687)	—
Other assets	23	28	63	—	114

Total assets	6,807	8,392	2,970	(12,180)	5,989

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	23	3	—	26
Trade and other payables	47	330	285	—	662
Intercompany accounts	2,921	670	140	(3,731)	—
Income and other taxes payable	43	69	27	(109)	30
Long-term debt due within one year	—	2	20	—	22

Total current liabilities	3,011	1,094	475	(3,840)	740
Long-term debt	939	10	12	—	961
Intercompany long-term loans	80	606	1	(687)	—
Deferred income taxes and other	—	1,011	22	—	1,033
Other liabilities and deferred credits	32	98	314	—	444
Shareholders’ equity	2,745	5,573	2,146	(7,653)	2,811

Total liabilities and shareholders’ equity	6,807	8,392	2,970	(12,180)	5,989

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Nine months ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	280	400	205	(605)	280
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	785	(361)	(309)	605	720

Cash flows provided from (used for) operating activities	1,065	39	(104)	—	1,000

Investing activities
Additions to property, plant and equipment	—	(101)	(11)	—	(112)
Proceeds from disposals of property, plant and equipment	—	6	20	—	26
Proceeds from sale of businesses	—	44	117	—	161
Increase in long-term advances to related parties	(5)	(14)	—	19	—
Decrease in long-term advances to related parties	—	—	19	(19)	—

Cash flows provided from (used for) investing activities	(5)	(65)	145	—	75

Financing activities
Dividend payments	(11)	—	—	—	(11)
Net change in bank indebtedness	—	(4)	(12)	—	(16)
Repayment of long-term debt	(761)	(2)	—	—	(763)
Borrowings under accounts receivable securitization program	—	—	20	—	20
Debt issue and tender offer costs	(26)	—	—	—	(26)
Stock repurchase	(44)	—	—	—	(44)
Prepaid on structured stock repurchase, net	(19)	—	—	—	(19)
Other	(3)	—	—	—	(3)

Cash flows provided from (used for) financing activities	(864)	(6)	8	—	(862)

Net increase (decrease) in cash and cash equivalents	196	(32)	49	—	213
Cash and cash equivalents at beginning of period	237	83	4	—	324

Cash and cash equivalents at end of period	433	51	53	—	537

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Nine months ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	186	248	(37)	(211)	186
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings (loss)	670	(453)	(7)	211	421

Cash flows provided from (used for) operating activities	856	(205)	(44)	—	607

Investing activities
Additions to property, plant and equipment	—	(46)	(20)	—	(66)
Proceeds from disposals of property, plant and equipment	—	—	16	—	16
Increase in long-term advances to related parties	(387)	—	—	387	—
Decrease in long-term advances to related parties	—	341	46	(387)	—

Cash flows provided from (used for) investing activities	(387)	295	42	—	(50)

Financing activities
Net change in bank indebtedness	—	(3)	(10)	—	(13)
Change of revolving credit facility	(60)	—	—	—	(60)
Issuance of long-term debt	385	—	—	—	385
Repayment of long-term debt	(445)	(6)	—	—	(451)
Debt issue and tender offer costs	(14)	—	—	—	(14)

Cash flows used for financing activities	(134)	(9)	(10)	—	(153)

Net increase (decrease) in cash and cash equivalents	335	81	(12)	—	404
Translation adjustments related to cash and cash equivalents	—	—	13	—	13
Cash and cash equivalents at beginning of period	—	14	2	—	16

Cash and cash equivalents at end of period	335	95	3	—	433

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SALE OF WOOD BUSINESS AND WOODLAND MILL

Sale of Wood Business

On June 30, 2010, the Company sold its Wood Business to EACOM Timber Corporation (“EACOM”), following the receipt of various third party consents and customary closing conditions, which included approvals of the transfers of cutting rights in Quebec and Ontario, for proceeds of $75 million (CDN$80 million) plus elements of working capital of approximately $42 million (CDN$45 million). Domtar received 19% of the proceeds in shares of EACOM representing an approximate 12% ownership interest in EACOM. The sale resulted in a loss on disposal of the Wood Business and related pension and other post-retirement benefit plan curtailments and settlements of $50 million. The investment of the Company in EACOM will be accounted for under the equity method.

The transaction included five operating sawmills: Timmins, Nairn Centre and Gogama in Ontario, and Val-d’Or and Matagami in Quebec; as well as two non-operating sawmills: Ear Falls in Ontario and Ste-Marie in Quebec. The sawmills had approximately 3.5 million cubic meters of annual harvesting rights and a production capacity of close to 900 million board feet. Also included in the transaction was the Sullivan remanufacturing facility in Quebec and interests in two investments: Anthony-Domtar Inc. and Elk Lake Planning Mill Limited.

Sale of Woodland, Maine market pulp mill

On September 30, 2010, the Company sold its Woodland hardwood market pulp mill, hydro electric assets and related assets, located in Baileyville, Maine and New Brunswick, Canada. The purchase price was for an aggregate value of $60 million plus net working capital of $8 million. All customary closing conditions have been met. The sale resulted in a net gain on disposal of the Woodland, Maine mill of $10 million including pension curtailment expense of $2 million.

The Woodland, Maine mill was the Company’s only non-integrated hardwood market pulp mill. It has an annual production capacity of 395,000 metric tons and employs approximately 300 employees.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUBSEQUENT EVENT

Redemption of certain outstanding notes

On October 19, 2010, the Company announced the redemption of approximately $135 million in aggregate principal amount of its 7.875% Notes due in 2011, representing all of the notes outstanding of this series. The notes will be redeemed at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, as well as a make-whole premium. The accrued interest will be paid for the period from October 15, 2010 up to, but excluding, the redemption date of November 19, 2010. The make-whole premium will be calculated three days prior to redemption in accordance with the terms of the indenture governing the notes.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month and nine-month periods ended September 30, 2010 as compared to the three-month period ended June 30, 2010 and the three-month and nine-month periods ended September 30, 2009. The three-month and nine-month periods ended September 30, 2010 and 2009 are also referred to as the third quarter of 2010 and 2009 and the first nine months of 2010 and 2009, respectively, and the three-month period ended June 30, 2010 as the second quarter of 2010.

EXECUTIVE SUMMARY

In the third quarter of 2010, we reported operating income of $236 million, an increase of $140 million compared to operating income of $96 million in the second quarter of 2010. The increase was partially attributable to a gain on sale of our Woodland, Maine mill of $10 million recorded in the third quarter of 2010 compared to the loss on sale of our Wood Business of $50 million recorded in the second quarter of 2010. In addition, in the third quarter of 2010, we saw an improvement in our Papers segment, which experienced higher average selling prices, compared to the second quarter of 2010. Our strategy is to maintain our production levels in line with our customer demand. As a result of stronger demand for our products, we took no lack-of-order downtime and machine slowdowns in the third quarter of 2010, unchanged compared to the second quarter of 2010. Our results for the third quarter of 2010 were also impacted by lower costs for fiber as well as lower costs related to maintenance, partially offset by higher costs related to our variable compensation program as well as our pension and post-retirement plans due to a curtailment gain of $10 million recorded in the second quarter of 2010.

We expect fourth quarter paper shipments to decline compared to the third quarter due to seasonal factors. Pulp shipments are also expected to be lower due to the sale of the Woodland, Maine mill. The Company anticipates that selling prices for pulp will continue to come under pressure through the end of the year due to capacity restarts. Input costs are expected to be seasonally higher in the fourth quarter.

Restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

In July 2010, we announced our decision to end all manufacturing activities at our forms converting plant in Cerritos, California. Operations ceased on July 16, 2010. Approximately 50 plant employees have been impacted by this decision.

In March 2010, we announced the permanent closure of our coated groundwood paper mill in Columbus, Mississippi. Operations ceased in April 2010. This measure resulted in the permanent curtailment of approximately 238,000 tons of coated groundwood production capacity per year as well as approximately 70,000 metric tons of thermo-mechanical pulp and affected approximately 219 employees.

Sale of Woodland, Maine hardwood market pulp mill

On September 30, 2010, the Company sold its Woodland hardwood market pulp mill, hydro electric assets and related assets, located in Baileyville, Maine and New Brunswick, Canada. The purchase price was for an aggregate value of $60 million plus net working capital of $8 million. All customary closing conditions were met. The sale resulted in a gain on disposal of the Woodland, Maine mill of $10 million net of related pension curtailments costs of $2 million.

The Woodland, Maine mill was our only non-integrated hardwood market pulp mill. It had an annual production capacity of 395,000 metric tons and employed approximately 300 people.

Sale of Wood Business

On June 30, 2010, the Company sold its Wood Business to EACOM Timber Corporation (“EACOM”), following the obtainment of various third party consents and customary closing conditions, which included approvals of the transfers of cutting rights in Quebec and Ontario, for proceeds of $75 million (CDN$80 million) plus elements of working capital of approximately $42 million (CDN$45 million). We received 19% of the proceeds in shares of EACOM giving Domtar an approximate 12% ownership interest in EACOM. The sale resulted in a loss on disposal of the Wood Business and related pension curtailments and settlements of $50 million, which was recorded in the second quarter of 2010. [The investment in EACOM is accounted for under the equity method.]

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

Dividend and Stock Repurchase Program

In 2010, we declared and paid two quarterly dividends of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $11 million and $10 million were paid on July 15 and October 15, 2010, respectively.

On November 3, 2010, our Board of Directors approved our third quarterly dividend of $0.25 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on January 17, 2011 to shareholders of record on December 15, 2010.

In addition, on May 4, 2010 our Board of Directors authorized a stock repurchase program (the “Program”) for up to $150 million of the Company’s common stock. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options, awards, and employee stock purchase plan and to improve shareholders’ returns.

We make open market purchases of our common stock using general corporate funds. Additionally, we may enter into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements require the Company to make an up-front payment to the counterparty financial institution which results in either (i) the receipt of stock at the beginning of the term of the agreement followed by a share adjustment at the maturity of the agreement, or (ii) the receipt of either stock or cash at the maturity of the agreement depending upon the price of the stock.

During the second quarter of 2010, the Company repurchased 340,130 shares at an average price of $55.79 for a total cost of $19 million, and entered into a structured agreement with a large financial institution which was settled for a net gain of $1 million in August 2010. The gain is presented in Shareholders’ equity.

During the third quarter of 2010, the Company settled the structured stock repurchase agreement entered into during the second quarter of 2010 and received $11 million in cash. The Company also repurchased 163,500 shares at an average price of $62.82 for a total cost of $10 million and took delivery of 236,220 shares at an average price of $63.50 from a structured stock repurchase agreement which will expire in the fourth quarter of 2010. In addition, the Company also entered into structured stock repurchase agreements with a large financial institution, which involved cash payments totaling $20 million, which will result in the receipt of either stock or cash at the maturity of the agreements in the fourth quarter of 2010.

From the inception of the Program to September 30, 2010, the Company repurchased a total of 739,850 shares at an aggregate average price of $58.64. All shares repurchased are recorded as treasury stock on the Consolidated Balance Sheets. Treasury stock is accounted for under the par value method at $0.01 per share.

Cellulosic Biofuel Credit

In July 2010, the US Internal Revenue Service (“IRS”) Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulose biofuel sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer credit (“CBPC”) and will not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 will qualify for the $1.01 non-refundable CBPC. A taxpayer will be able to claim the credit on its federal income tax return for the 2009 tax year upon the receipt of a letter of registration from the IRS and any unused CBPC may be carried forward until 2015 to offset a portion of federal taxes otherwise payable.

From January 1, 2009 until we started to claim the Alternative Fuel Mixture Credit (“AFMC”), we have approximately 207 million gallons of qualifying cellulose biofuel that may qualify for this CBPC that would represent approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation (before consideration of a reserve for uncertain tax benefits). In July 2010, we submitted an application with the IRS to be registered for the CBPC. On September 28, 2010, we received our notification from the IRS that we are successfully registered as a cellulosic biofuel producer. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFMC and CBPC could be claimed in the same year for different volumes of black liquor.

There is, however, a degree of uncertainty related to the interplay of the CBPC with the Alternative Fuel Tax Credit that can be claimed for 2009. We are currently evaluating the risks and the potential benefits to claim the CBPC. As such, during the period ended September 30, 2010, we have not recorded any benefit related to the CBPC.

RECENT DEVELOPMENT

Redemption of certain outstanding notes

On October 19, 2010, the Company announced the redemption of approximately $135 million in aggregate principal amount of its 7.875% Notes due in 2011, representing all of the notes outstanding of this series. The notes will be redeemed at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, as well as a make-whole premium. The accrued interest will be paid for the period from October 15, 2010 up to, but excluding, the redemption date of November 19, 2010. The make-whole premium will be calculated three days prior to redemption in accordance with the terms of the indenture governing the notes.

OUR BUSINESS

Following the sale of our Wood Business on June 30, 2010, our reporting segments correspond to the following business activities: Papers and Paper Merchants. Prior to June 30, 2010, a description of our business is included in Part I, Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2009.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the third quarter and first nine months of 2010 and 2009.

	Three months ended		Nine months ended
FINANCIAL HIGHLIGHTS	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
(In millions of dollars, unless otherwise noted)
Sales	$1,473	$1,440	$4,477	$4,061

Operating income	236	295	448	412

Net earnings	191	183	280	186

Net earnings per common share (in dollars)[1]:
Basic	4.47	4.26	6.53	4.33
Diluted	4.44	4.24	6.48	4.32

Operating income (loss) per segment:
Papers	$237	$294	$506	$438
Paper Merchants	—	2	—	5
Wood	—	(1)	(54)	(31)
Corporate	(1)	—	(4)	—

Total	$236	$295	$448	$412

			At September 30, 2010	At December 31, 2009
Total assets			$5,989	$6,519
Total long-term debt, including current portion			$983	$1,712

[1]	Refer to Note 4 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

THIRD QUARTER 2010 VERSUS

THIRD QUARTER 2009

Sales

Sales for the third quarter of 2010 amounted to $1,473 million, an increase of $33 million, or 2%, from sales of $1,440 million in the third quarter of 2009. The increase in sales is mainly attributable to higher average selling prices for paper and pulp ($174 million), partially offset by lower shipments for paper and pulp ($81 million) and the sale of our Wood Business (on June 30, 2010 – $53 million).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,048 million in the third quarter of 2010, a decrease of $76 million, or 7%, compared to cost of sales, excluding depreciation and amortization, of $1,124 million in the third quarter of 2009. This decrease is mainly attributable to lower shipments for paper and pulp ($76 million), the sale of our Wood Business in the second quarter of 2010 ($54 million), lower deliveries for our Paper Merchants ($9 million), as well as to lower costs for chemicals ($9 million) and energy ($3 million). These factors were partially offset by higher maintenance costs ($30 million), higher fiber costs ($10 million), higher freight costs ($11 million) and to the negative impact of a stronger Canadian dollar on our Canadian denominated expenses net of our hedging program ($7 million).

Depreciation and Amortization

Depreciation and amortization amounted to $97 million in the third quarter of 2010, a decrease of $4 million, or 4%, compared to depreciation and amortization of $101 million in the third quarter of 2009. The decrease is primarily due to the sale of our Wood Business in the second quarter of 2010 and to the write-down of property, plant and equipment due to the permanent closure of a paper machine and manufacturing equipment in the last quarter of 2009 at our Plymouth pulp and paper mill. These factors were partially offset by the negative impact of a stronger Canadian dollar in the third quarter of 2010 when compared to the third quarter of 2009.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses amounted to $91 million in the third quarter of 2010, an increase of $6 million, or 7%, compared to SG&A expenses of $85 million in the third quarter of 2009. The increase in SG&A is primarily due to higher costs related to our variable compensation program of $4 million, no capital tax adjustment being incurred in the third quarter of 2010 compared to $2 million income in the third quarter of 2009, as well as the negative impact of a stronger Canadian dollar in the third quarter of 2010 when compared to 2009.

Other Operating Income

Other operating income amounted to $14 million in the third quarter of 2010, a decrease of $155 million compared to other operating income of $169 million in the third quarter of 2009. This decrease in other operating income is primarily due to a decrease in the refundable excise tax credit for the production and use of alternative bio fuel mixtures of $159 million recognized in the third quarter of 2009, partially offset by a gain on sale of our Woodland, Maine mill of $10 million recorded in the third quarter of 2010.

Operating Income

Operating income in the third quarter of 2010 amounted to $236 million, a decrease of $59 million compared to operating income of $295 million in the third quarter of 2009. This decrease in operating income is attributable to the factors mentioned above as well as higher impairment and write-down of property, plant and equipment and closure and restructuring costs ($11 million) primarily due to accelerated depreciation related to our Plymouth, North Carolina mill, reconfiguration announced in the fourth quarter of 2009.

Interest Expense

We incurred $24 million of interest expense in the third quarter of 2010, a decrease of $10 million compared to interest expense of $34 million in the third quarter of 2009. The decrease in interest expense is primarily related to a lower long-term debt balance outstanding in the third quarter of 2010 compared to the third quarter of 2009 mainly related to the repayment of our 5.375% and 7.125% Notes in the second quarter of 2010, as well as the repayment of $102 million of our tranche B term loan in the first quarter of 2010.

Income Taxes

For the third quarter of 2010, our income tax expense amounted to $21 million, which is comprised of current tax expense of $17 million and deferred tax expense of $4 million compared to an income tax expense of $78 million in the third quarter of 2009, which is comprised of current tax expense of $15 million and deferred tax expense of $63 million. We made income tax payments, net of refunds, of $21 million during the third quarter of 2010. In the third quarter of 2010, our effective tax rate is 10% compared to an effective tax rate of 30% in the third quarter of 2009. The effective tax rate for the third quarter of 2010 is affected by a change in the forecasted earnings by jurisdiction as well as the utilization of Canadian tax attributes that have had a valuation allowance recorded against them in prior periods. The actual effective tax rate for the full year of 2010 could be impacted by a change in the actual ratio of separate Canadian income or loss to total consolidated income or loss throughout 2010.

Net Earnings

Net earnings amounted to $191 million ($4.44 per common share on a diluted basis) in the third quarter of 2010, an increase of $8 million compared to net earnings of $183 million ($4.24 per common share on a diluted basis) in the third quarter of 2009 due to the factors mentioned above.

FIRST NINE MONTHS 2010 VERSUS

FIRST NINE MONTHS 2009

Sales

Sales for the first nine months of 2010 amounted to $4,477 million, an increase of $416 million, or 10%, from sales of $4,061 million in the first nine months of 2009. The increase in sales is mainly attributable to higher prices for paper and significantly higher prices for pulp ($83 million and $324 million, respectively), partially offset by the sale of our Wood Business in the second quarter of 2010.

Cost of Sales, Excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $3,397 million in the first nine months of 2010, an increase of $34 million, or 1%, compared to cost of sales, excluding depreciation and amortization, of $3,363 million in the first nine months of 2009. This increase is mainly attributable to higher maintenance costs ($83 million), higher fiber costs ($25 million), higher freight costs ($25 million) and the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($28 million). These factors were partially offset by lower costs for chemicals ($58 million) and energy ($21 million), as well as lower deliveries for our Paper Merchants ($7 million) and lower shipments for wood ($18 million), due to the sale of our Wood Business in the second quarter of 2010.

Depreciation and Amortization

Depreciation and amortization amounted to $300 million in the first nine months of 2010, a decrease of $4 million, or 1%, compared to depreciation and amortization of $304 million in the first nine months of 2009. Depreciation and amortization were impacted by the sale of our Wood Business in the second quarter of 2010 and by the write-down of property, plant and equipment due to the permanent closure of a paper machine and manufacturing equipment in the first and last quarters of 2009 at our Plymouth pulp and paper mill. These factors were partially offset by the negative impact of a stronger Canadian dollar in the first nine months of 2010 when compared to the nine months of 2009.

Selling, General and Administrative Expenses

SG&A expenses amounted to $244 million in the first nine months of 2010, a decrease of $10 million, or 4%, compared to SG&A expenses of $254 million in the first nine months of 2009. The decrease in SG&A is primarily due to a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans, as well as lower costs related to our variable compensation program of $3 million. These factors were partially offset by the negative impact of a stronger Canadian dollar in the first nine months of 2010 when compared to the first nine months of 2009.

Other Operating Loss (Income)

Other operating loss amounted to $12 million in the first nine months of 2010, a decrease in other operating income of $353 million compared to other operating income of $341 million in the first nine months of 2009. This decrease in other operating income is primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $25 million recognized in the first nine months of 2010 compared to $336 million recognized in the first nine months of 2009, as well as due to a loss on sale of our Wood Business of $50 million recorded in the first nine months of 2010, partially offset by a gain on sale of our Woodland, Maine market pulp mill of $10 million recorded in the first nine months of 2010.

Operating Income

Operating income in the first nine months of 2010 amounted to $448 million, an increase of $36 million compared to operating income of $412 million in the first nine months of 2009, in part due to the factors mentioned above and lower closure and restructuring costs of $8 million in the first nine months of 2010, partially offset by higher impairment and write-down of property, plant and equipment of $15 million.

Interest Expense

We incurred $126 million of interest expense in the first nine months of 2010, an increase of $38 million compared to interest expense of $88 million in the first nine months of 2009. This increase in interest expense is mainly due to a charge of $40 million incurred on the repurchase of the 5.375% and 7.125% Notes in the first nine months of 2010, which included tender premiums of $25 million and a loss on the reversal of a fair value decrement of $14 million, as compared to a gain of $15 million related to the repurchase of the 7.875% Notes in the first nine months of 2009. This increase is partially offset by a lower long-term debt balance outstanding in the first nine months of 2010 compared to the first nine months of 2009.

Income Taxes

For the first nine months of 2010, our income tax expense amounted to $42 million, which is comprised of current tax expense of $35 million and deferred tax expense of $7 million compared to an income tax expense of $138 million in the first nine months of 2009, which is comprised of current tax expense of $16 million and deferred tax expense of $122 million. We made income tax payments, net of refunds, of $24 million during the first nine months of 2010 and received a $368 million excise tax refund, net of federal income tax offsets. In the first nine months of 2010, our effective tax rate is 13% compared to 43% in the first nine months of 2009. The effective tax rate for the first nine months of 2010 is affected by a change in the forecasted earnings by jurisdiction as well as the utilization of Canadian tax attributes that had a valuation allowance recorded against them in prior periods. The actual effective tax rate for the full year of 2010 could be impacted by a change in the actual ratio of separate Canadian income or loss to total consolidated income or loss throughout 2010.

Net Earnings

Net earnings amounted to $280 million ($6.48 per common share on a diluted basis) in the first nine months of 2010, an increase of $94 million compared to net earnings of $186 million ($4.32 per common share on a diluted basis) in the first nine months of 2009, due to the factors mentioned above.

PAPERS

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,296	$1,211	$3,858	$3,444
Intersegment sales	(56)	(63)	(178)	(178)

	$1,240	$1,148	$3,680	$3,266

Operating income	$237	$294	$506	$438

Shipments
Paper (in thousands of ST)	896	972	2,747	2,814
Pulp (in thousands of ADMT)	412	446	1,286	1,153

Sales and Operating Income

Sales

Sales in our Papers segment amounted to $1,240 million in the third quarter of 2010, an increase of $92 million, or 8%, compared to sales of $1,148 million in the third quarter of 2009. The increase in sales is mostly attributable to higher average selling prices for paper and significantly higher average selling prices for pulp. As a result of stronger demand for our products, we took no lack-of-order downtime and machine slowdowns in the third quarter of 2010 compared to 101,000 tons of paper in the third quarter of 2009. These factors were partially offset by lower shipments for paper of approximately 8%.

For the first nine months of 2010, sales in our Papers segment increased by $414 million, or 13%, compared to the first nine months of 2009. The increase in sales is mainly due to the factors mentioned above, as well as higher shipments for pulp of approximately 12%, reflecting stronger market demand for pulp in the first half of 2010.

Operating Income

Operating income in our Papers segment amounted to $237 million in the third quarter of 2010, a decrease of $57 million, when compared to an operating income of $294 million in the third quarter of 2009. The decrease is mostly attributable to no alternative fuel tax credits being recorded in the third quarter of 2010 compared to $159 million recorded in the third quarter of 2009, as well as the write-down of property, plant and equipment of $14 million recorded in the third quarter of 2010 compared to none recorded in the third quarter of 2009 and to the negative impact of a stronger Canadian dollar. This decrease is partially offset by higher average selling prices for paper, as well as significantly higher average selling prices for pulp.

For the first nine months of 2010, operating income in our Papers segment increased by $68 million, or 16%, compared to the first nine months of 2009. The increase is mostly attributable to higher average selling prices for papers as well as higher average selling prices and shipments for pulp and to a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans. This increase is partially offset by alternative fuel tax credits of $25 million for the first nine months of 2010 compared to $336 million in the first nine months of 2009, as well as by the negative impact of a stronger Canadian dollar.

Pricing Environment

Our overall average paper sales prices were higher by $91/ton, or 9%, in the third quarter of 2010 compared to the third quarter of 2009. For the first nine months of 2010, our average paper sales prices were higher by $44/ton, or 4%, when compared to the first nine months of 2009.

Our average pulp sales prices experienced a large increase in the third quarter of 2010 compared to the third quarter of 2009. Our sales price increased by $245/metric ton, or 46%, in the third quarter of 2010 compared to the third quarter of 2009. For the first nine months of 2010, our average pulp sales prices experienced a large increase when compared to the first nine months of 2009. Our sales price increased by $247/metric ton, or 50%, in the first nine months of 2010 compared to the first nine months of 2009.

Operations

Shipments

Our paper shipments decreased by 76,000 tons, or 8%, in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the closure of our Columbus paper mill. For the first nine months of 2010, our paper shipments decreased by 67,000 tons when compared to the first nine months of 2009, due to the same factors mentioned above.

Our pulp trade shipments decreased by 34,000 metric tons, or 8%, in the third quarter of 2010 compared to the third quarter of 2009. The decrease in pulp shipments resulted mostly from a decrease in market demand. For the first nine months of 2010, our pulp trade shipments increased by 133,000 metric tons, or 12%, when compared to the first nine months of 2009, and were impacted by the factors mentioned above, as well as an increase in market demand for the first half of 2010.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. We received a $140 million refund in 2009 and another $368 million refund, net of federal income tax offsets, in the second quarter of 2010. We recorded in Other operating loss (income) no tax credit in the third quarter of 2010 and $25 million in tax credits in the first nine months of 2010 compared to $159 million in tax credits in the third quarter 2009 and $336 million in tax credits in the first nine months of 2009. The $25 million recorded in the first nine months of 2010 represented an adjustment to amounts presented as deferred revenue at December 31, 2009. The $25 million was released to income following guidance issued by the IRS in March 2010. We recorded no taxes in the third quarter of 2010 and an income tax expense of $7 million in the first nine months of 2010 compared to $43 million in the third quarter of 2009 and $113 million in the first nine months of 2009 related to the alternative fuel mixture income.

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

We have four collective agreements that expired in 2010, one of which expired in April at our Windsor facility in Canada, which is currently in negotiation with the Confederation of National Trade Unions (“CNTU”), two that expired in May at our Nekoosa facility, which negotiations are completed with two ratification agreements, and one that expired in August at our Hawesville facility, which negotiations have started, but are not completed. Agreements that expired in 2009 at our Dryden and Espanola facilities in Canada are scheduled for negotiation with the Communication, Energy and Paperworkers Union of Canada (“CEP”) in late 2010. These collective agreements are for other issues not covered by the umbrella agreement with the United Steelworkers Union.

Closure and Restructuring

In July 2010, we announced our decision to end all manufacturing activities at our forms converting plant in Cerritos, California. Operations ceased on July 16, 2010. Approximately 50 plant employees have been impacted by this decision.

In March 2010, we announced the permanent shut down of our Columbus coated groundwood paper mill, which occurred at the end of April 2010, due to unfavorable market conditions. This measure resulted in the permanent curtailment of approximately 238,000 tons of coated groundwood, and 70,000 metric tons of thermo-mechanical pulp, and affects 219 employees.

In the third quarter of 2010, we incurred $1 million of closure and restructuring costs compared to $4 million in the third quarter of 2009 and for the first nine months of 2010, we incurred $76 million, including the impairment and write-down of property, plant and equipment of $50 million compared to $65 million in the first nine months of 2009, including the impairment and write-down of property, plant and equipment of $35 million.

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

Other

Natural Resources Canada Pulp and Paper Green Transformation Program

On June 17, 2009, the Government of Canada announced the Pulp and Paper Green Transformation Program (“the Green Transformation Program”) to help pulp and paper companies make investments to improve the environmental performance of their Canadian facilities. The Green Transformation Program is capped at CDN$1 billion, and the funding of capital investments at eligible mills must be completed no later than March 31, 2012.

Subject to the approval of Natural Resources Canada, eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. The investment must be made before the expiration of the Green Transformation Program on March 31, 2012, and all projects are subject to the approval of the Government of Canada. Although amounts will not be received until qualifying capital expenditures have been made, we have been allocated $139 million (CDN$143 million) through this Green Transformation Program, of which, $81 million (CDN$83 million) has been approved to date. The funds are to be spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received will be accounted for as an offset to the applicable plant and equipment asset amount. As of September 2010, we have received $35 million (CDN$36 million) related to two eligible projects at our Kamloops and Dryden pulp mills.

PAPER MERCHANTS

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
(In millions of dollars)
Sales	$233	$239	$658	$661
Operating income	—	2	—	5

Sales and Operating Income

Sales

Sales in our Paper Merchants segment amounted to $233 million in the third quarter of 2010, a decrease of $6 million, or 3%, compared to sales of $239 million in the third quarter of 2009. This decrease in sales is mostly attributable to a decrease in deliveries of approximately 5%.

For the first nine months of 2010, sales in our Paper Merchants segment decreased by $3 million, or 1%, when compared to the first nine months of 2009, primarily due to the factor mentioned above.

Operating Income

Operating income amounted to nil in the third quarter of 2010, a decrease of $2 million when compared to operating income of $2 million in the third quarter of 2009. The decrease in operating income is primarily the result of lower deliveries in the third quarter of 2010 when compared to the third quarter of 2009, as well as a decrease in gross margin, partially offset by improved efficiencies and cost reductions.

For the first nine months of 2010, operating income in our Paper Merchants segment decreased by $5 million when compared to the first nine months of 2009, primarily due to the factors mentioned above.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which two expired in 2010, two will expire in 2011 and two other in 2013. We have four collective agreements covering four locations in Canada, one of which expired in 2008 and one expired in 2009 (negotiations are expected to begin shortly) and two expired in 2010.

WOOD

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$—	$59	$150	$148
Intersegment sales	—	(6)	(11)	(14)

	$—	$53	$139	$134
Operating loss	$—	($1)	($54)	($31)
Shipments (millions of FBM)	—	153	351	413
Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$—	$282	$348	$252
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	—	286	350	261

1	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sale of Wood Business

On June 30, 2010, the Company sold its Wood Business to EACOM and with that, exited the manufacturing and marketing of lumber and wood-based value-added products.

Sales

For the first nine months of 2010, sales in our Wood segment increased by $5 million or 4%, when compared to the first nine months of 2009. This increase in sales is attributable to higher average selling prices for our wood products, partially offset by a decrease in shipments due to the sale of our Wood Business in the second quarter of 2010.

Operating loss

For the first nine months of 2010, operating loss in our Wood segment increased by $23 million compared to the first nine months of 2009, primarily due to the loss on sale of our Wood Business of $50 million recorded in the second quarter of 2010, partially offset by higher margins.

STOCK-BASED COMPENSATION EXPENSE

For the third quarter and the first nine months of 2010, compensation expense recognized in our results of operations is approximately $11 million and $15 million, respectively, compared to $7 million and $18 million recognized in the third quarter and the first nine months of 2009, respectively. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed revolving credit facility, of which $707 million is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $1,000 million in the first nine months of 2010, an increase of $393 million compared to cash flows provided from operating activities of $607 million in the first nine months of 2009. This increase in cash flows provided from operating activities is primarily related to the $368 million cash received in the second quarter of 2010 with regards to the alternative fuel tax credits, as well as increased profitability. This is partially offset by an increase in receivables resulting from higher sales in the third quarter of 2010 as compared to the fourth quarter of 2009.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows provided from investing activities in the first nine months of 2010 amounted to $75 million, an increase of $125 million compared to cash flows used for investing activities of $50 million in the first nine months of 2009. This increase is primarily related to the proceeds from the sale of our Woodland, Maine mill of $64 million and to the proceeds from disposal of our Wood Business of $97 million, as well as higher proceeds from disposals of certain property, plant and equipment of $10 million, offset by higher capital spending of $46 million in the first nine months of 2010 when compared to 2009.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2010, excluding the spending under the Natural Resources Canada Pulp and Paper Green Transformation Program, for which we expect to be reimbursed.

Financing Activities

Cash flows used for financing activities totaled $862 million in the first nine months of 2010 compared to cash flows used for financing activities of $153 million in the first nine months of 2009. This $709 million increase in cash flows used for financing activities is mainly attributable to the repayment in full of our tranche B term loan of $334 million, of which $102 million was repaid in the first quarter of 2010 and $232 million was repaid in the third quarter of 2010, and the repurchase of $425 million of our 5.375% and 7.125% Notes in the second quarter of 2010. In addition, we used $44 million for a common stock repurchase and $19 million net prepayment for structured share repurchase agreements. This is partially offset by borrowings under our accounts receivable securitization program of $20 million. This compares to the repurchase of our 7.875% Notes of approximately $400 million, the repurchase of our 5.375% Notes of approximately $38 million, the issuance of long-term debt of $385 million and the repayment of $60 million under our revolving credit facility in the first nine months of 2009.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $472 million at September 30, 2010, compared to $1,431 million at December 31, 2009. The $959 million decrease in net indebtedness is primarily due to a higher cash level, as well as the repayment in full of our tranche B term loan of $334 million, of which $102 million was repaid in the first quarter of 2010 and $232 million was repaid in the third quarter of 2010, and the repurchase of $425 million of our 5.375% and 7.125% Notes in the second quarter of 2010. This is offset by borrowings under our accounts receivable securitization program of $20 million.

Our Credit Agreement consists of a $750 million senior secured revolving credit facility. The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

The revolving credit facility matures on March 7, 2012. Amounts drawn under the revolving credit facility bear annual interest at either a Eurodollar rate plus a margin of between 1.25% and 2.25%, or an alternate base rate plus a margin of between 0.25% and 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in U.S. dollars bear annual interest at either a Eurodollar rate plus a margin of between 1.25% and 2.25%, or a U.S. base rate plus a margin of between 0.25% and 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in Canadian dollars bear annual interest at the Canadian prime rate plus a margin of between 0.25% and 1.25%. Domtar Inc. may also issue bankers’ acceptances denominated in Canadian dollars which are subject to an acceptance fee, payable on the date of acceptance, which is calculated at a rate per annum equal to between 1.25% and 2.25%. The interest rate margins and the acceptance fee, in each case, with respect to the revolving credit facility, are subject to change based on the Company’s consolidated leverage ratio.

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. At September 30, 2010, we were in compliance with our covenants.

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

On March 18, 2010, we entered into the Second Amendment to our Credit Agreement, dated March 7, 2007. The Second Amendment amended the Credit Agreement to permit the Company and its subsidiaries to make any optional or voluntary payment, prepayment, repurchase or redemption of or otherwise optionally or voluntarily defease or segregate funds with respect to all or a portion of the Company’s Unsecured notes, so long as the consolidated senior secured leverage ratio of the Company does not exceed 1.5 to 1 and at least 50% of the revolving credit commitments under the credit agreement are unutilized, in each case at the time of prepayment and giving effect thereto.

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

As of September 30, 2010, there was nil outstanding as an overdraft recorded in Bank indebtedness under our revolving credit facility (December 31, 2009 – $6 million outstanding as overdraft recorded in Bank indebtedness). In addition, at September 30, 2010, we had outstanding letters of credit amounting to $43 million under this credit facility (December 31, 2009 – $53 million). We have no other outstanding letters of credit (December 31, 2009 – nil).

Redemption of certain outstanding notes

On October 19, 2010, the Company announced the redemption of approximately $135 million in aggregate principal amount of its 7.875% Notes due in 2011, representing all of the notes outstanding of this series. The notes will be redeemed at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, as well as a make-whole premium. The accrued interest will be paid for the period from October 15, 2010 up to, but excluding, the redemption date of November 19, 2010. The make-whole premium will be calculated three days prior to redemption in accordance with the terms of the indenture governing the notes.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the March 7, 2007 transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of September 30, 2010, there were 844,694 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2010, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

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

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2010, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $117 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $107 million (CDN$110 million).

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $107 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $107 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of operations or cash flows. No provision is recorded for this potential purchase price adjustment.

CONTRACTUAL OBLIGATIONS

In the normal course of business, we enter into certain contractual obligations. The following table provides an update to our Notes obligations at September 30, 2010 and takes into account our October announcement of the November 19, 2010 redemption of our 7.875% Notes:

CONTRACT TYPE	2010	2011	2012	2013	2014	THEREAFTER	TOTAL
(in million of dollars)
Notes	$135	—	—	$74	—	$738	$947

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2009, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the third quarter of 2010.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There has not been any material change in our exposure to market risk since December 31, 2009. In the third quarter of 2010, we have updated the following disclosure.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2010 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2010	2011	2012	2013
Natural gas	7,290,000	MMBTU	(1)	$46	27%	29%	9%	2%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of September 30, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the third quarter and first nine months of 2010 resulting from hedge ineffectiveness (third quarter and first nine months of 2009 – nil).

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

The following table presents the currency values under contracts pursuant to currency options outstanding as of September 30, 2010 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues, under contracts for
			2010	2011
Currency options purchased	CDN	$360	50%	33%
Currency options sold	CDN	$360	50%	33%

The currency options are fully effective as at September 30, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the third quarter and first nine months of 2010 resulting from hedge ineffectiveness (third quarter and first nine months of 2009 – nil).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2010, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (1) (in 000s)
April 1 through April 30, 2010	—	—	—	$150,000
May 1 through May 31, 2010	45,000	$62.03	45,000	$147,209
June 1 through June 30, 2010	295,130	$54.84	295,130	$131,023
July 1 through July 31, 2010	—	$—	—	$131,023
August 1 through August 31, 2010	311,720	$62.91	311,720	$111,413
September 1 through September 30, 2010	88,000	$64.37	88,000	$105,748

	739,850	$59.81	739,850	$105,748

(1)	In the second quarter of 2010, Domtar’s Board of Directors authorized a stock repurchase program of up to $150 million of Domtar Corporation’s common stock. The authorization does not have a specific expiration date.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: November 4, 2010	By:	/S/ DANIEL BURON
Daniel Buron
Senior Vice-President and Chief Financial Officer

	By:	/S/ RAZVAN L. THEODORU
Razvan L. Theodoru
Vice-President and Secretary