Form 10-K
period 2010-12-31
Domtar CORP
filed 2011-02-25
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer  ☒           Accelerated Filer  ☐           Non-Accelerated Filer  ☐           Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,073,567,134.

Number of shares of common stock outstanding as of February 23, 2011: 41,105,305

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement filed within 120 days of the close of the registrant’s fiscal year in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.	BUSINESS

GENERAL

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. We are also a manufacturer of papergrade, fluff and specialty pulp. We design, manufacture, market and distribute a wide range of paper products for a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We own and operate Ariva (previously the Domtar Distribution Group), an extensive network of strategically located paper distribution facilities. We also produced lumber and other specialty and industrial wood products up until the sale of our Wood business on June 30, 2010. Prior to June 30, 2010, we had three business segments: Papers, Paper Merchants and Wood. We now have two business segments: Papers and Paper Merchants. We had revenues of $5.9 billion in 2010, of which approximately 83% was from the Papers segment approximately 15% was from the Paper Merchants segment and approximately 2% was from the Wood segment.

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments. Unless otherwise specified, “Domtar Inc.” refers to Domtar Inc., a 100% owned Canadian subsidiary.

OUR HISTORY

Domtar Corporation was incorporated on August 16, 2006, for the sole purpose of holding the Weyerhaeuser Fine Paper Business and consummating the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. (the “Transaction”). The Weyerhaeuser Fine Paper Business was owned by Weyerhaeuser Company (“Weyerhaeuser”) prior to the completion of the Transaction on March 7, 2007. Domtar Corporation had no operations prior to March 7, 2007 when, upon the completion of the Transaction, we became an independent public holding company.

OUR CORPORATE STRUCTURE

At December 31, 2010, Domtar Corporation had a total of 41,635,174 shares of common stock issued and outstanding, and Domtar (Canada) Paper Inc., an indirectly 100% owned subsidiary, had a total of 812,694 exchangeable shares issued and outstanding. These exchangeable shares are intended to be substantially the economic equivalent to shares of our common stock and are currently exchangeable at the option of the holder on a one-for-one basis for shares of our common stock. As such, the total combined number of shares of common stock and exchangeable shares issued and outstanding was 42,447,868 at December 31, 2010. Our common shares are traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS” and our exchangeable shares are traded on the Toronto Stock Exchange under the symbol “UFX.” Information regarding our common stock and the exchangeable shares is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 19 “Shareholders’ Equity.”

The following chart summarizes our corporate structure.

OUR BUSINESS SEGMENTS

On June 30, 2010, we exited our Wood business, which comprised the manufacturing and marketing of lumber and other specialty and industrial wood products and the management of forest resources. As of July 1, 2010, we operate in the two reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of our reportable segments:

•

Papers – represents the aggregation of the manufacturing and distribution of business, commercial printing and publishing, and converting and specialty papers, as well as market softwood, fluff and hardwood pulp.

•

Paper Merchants – involves the purchasing, warehousing, sale and distribution of our paper products and those of other paper manufacturers. These products include business and printing papers and certain industrial products.

Information regarding our reportable segments is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8, Financial Statements and Supplementary Data, under Note 22, of this Annual Report on Form 10-K. Geographic information is also included under Note 22 of the Financial Statements and Supplementary Data.

FINANCIAL HIGHLIGHTS PER SEGMENT	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
(In millions of dollars, unless otherwise noted)
Sales:
Papers	$5,070	$4,632	$5,440
Paper Merchants	870	873	990
Wood	150	211	268

Total for reportable segments	6,090	5,716	6,698
Intersegment sales—Papers	(229)	(231)	(276)
Intersegment sales—Wood	(11)	(20)	(28)

Consolidated sales	$5,850	$5,465	$6,394

Operating income (loss):
Papers (1)	$667	$650	($369)
Paper Merchants	(3)	7	8
Wood (1)	(54)	(42)	(73)
Corporate	(7)	—	(3)

Total	$603	$615	($437)

Segment assets:
Papers	$5,088	$5,538	$5,399
Paper Merchants	99	101	120
Wood	—	250	247
Corporate	839	630	338

Total	$6,026	$6,519	$6,104

(1)	Factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report on Form 10-K.

PAPERS

Our Operations

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. We have 10 pulp and paper mills in operation (eight in the United States and two in Canada) with an annual paper production capacity of approximately 3.8 million tons of uncoated freesheet paper. Approximately 81% of our paper production capacity is domestic and the remaining 19% is located in Canada. Our paper manufacturing operations are supported by 15 converting and distribution operations, including a network of 11 plants located offsite of our paper making operations.

In addition, we manufacture and sell pulp in excess of our internal requirements, and we purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs. We have the capacity to sell approximately 1.5 million metric tons of pulp per year depending on market conditions. Approximately 38% of our trade pulp production capacity is domestic, and the remaining 62% is located in Canada. We produce market pulp at our three non-integrated pulp mills in Kamloops, Dryden, and Plymouth as well as at our pulp and paper mills in Espanola, Ashdown, Hawesville, and Windsor.

The table below lists our operating pulp and paper mills and their annual production capacity.

	Fiberline Pulp Capacity		Paper Capacity (1)		Trade Pulp (2)
Production Facility	# lines	(’000 ADMT)	# machines	(’000 ST)	(’000 ADMT)
Uncoated freesheet
Ashdown, Arkansas	3	810	4	906	86
Windsor, Quebec	1	454	2	655	40
Hawesville, Kentucky	1	455	2	593	47
Kingsport, Tennessee	1	275	1	432	—
Marlboro, South Carolina	1	338	1	389	—
Johnsonburg, Pennsylvania	1	231	2	362	—
Nekoosa, Wisconsin	1	166	3	151	—
Rothschild, Wisconsin	1	60	1	140	—
Port Huron, Michigan	—	—	4	113	—
Espanola, Ontario	2	351	2	76	114

Total Uncoated freesheet	12	3,140	22	3,817	287

Pulp
Kamloops, British Columbia	2	477	—	—	477
Dryden, Ontario	1	327	—	—	327
Plymouth, North Carolina	2	444	—	—	444

Total Pulp	5	1,248	—	—	1,248

Total	17	4,388	22	3,817	1,535
Pulp purchases					117

Net pulp					1,418

(1)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(2)	Estimated third-party shipments dependent upon market conditions and optimization of logistics.

Our Raw Materials

The manufacturing of pulp and paper requires wood fiber, chemicals and energy. We discuss these three major raw materials used in our manufacturing operations, below.

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

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the United States, contracts with Quebec wood producers’ marketing boards, public land where we have wood supply allocations and from Domtar’s private lands. The softwood and hardwood for our Espanola pulp and paper mill, and the softwood fiber for our Dryden pulp mill is obtained from third parties, directly or indirectly from public lands, through designated wood supply allocations for the pulp mills or from business-to-business arrangements from the Ontario sawmills sold to EACOM Timber Corporation. The fiber used at our Kamloops pulp mill is all softwood, originating mostly from third-party sawmilling operations in the southern interior part of British Columbia.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 0.9 million cubic meters of softwood and 1.0 million cubic meters of hardwood, for a total of 1.9 million cubic meters of wood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

During 2010, the cost of wood fiber relating to our Papers segment comprised approximately 20% of the total cost of sales.

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

During 2010, the cost of chemicals relating to our Papers segment comprised approximately 11% of the total cost of sales.

Energy

Our operations consume substantial amounts of fuel including natural gas, fuel oil, coal and biomass, as well as electricity. We purchase substantial portions of the fuel we consume under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuates based on prevailing market conditions. Natural gas, fuel oil, coal and biomass are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat to be used in the chemical recovery process. About 75% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent cooking liquor. The remainder of the energy comes from purchased fossil fuels such as natural gas, oil and coal.

We own power generating assets, including steam turbines, at all of our integrated pulp and paper mills, as well as hydro assets at four locations: Espanola, our former Ottawa-Hull site, Nekoosa and Rothschild. Electricity is primarily used to drive motors and other equipment, as well as provide lighting. Approximately 71% of our electric power requirements are produced internally. We purchase the balance of our power requirements from local utilities.

During 2010, energy costs relating to our Papers segment comprised approximately 7% of the total cost of sales.

Our Product Offering and Go-to-Market Strategy

Our uncoated freesheet papers are used for business, commercial printing and publishing, and converting and specialty applications.

Business papers include copy and electronic imaging papers, which are used with ink jet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 46% of our shipments of paper products in 2010.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. Design papers, a sub-group of commercial printing and publishing papers, have distinct features of color, brightness and texture and are targeted towards graphic artists, design and advertising agencies, primarily for special brochures and annual reports. Commercial printing and publishing papers accounted for approximately 27% of our shipments of paper products in 2010.

We also produce paper for several converting and specialty markets. These converting and specialty papers consist primarily of base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms and base stock used by the flexible packaging industry in the production of food and medical packaging and other specialty papers for various other industrial applications, including base stock for sandpaper, base stock for medical gowns, drapes and packaging, as well as transfer paper for printing processes. We also participate in several converting grades for specialty and security applications. These converting and specialty papers accounted for approximately 27% of our shipments of paper products in 2010.

The chart below illustrates our main paper products and their applications.

Category	Business Papers		Commercial Printing and Publishing Papers		Converting and Specialty Papers
Type	Uncoated Freesheet				Uncoated Freesheet
Grade	Copy	Premium imaging Technology papers	Offset Colors Index Tag Bristol	Opaques Premium opaques Lightweight Tradebook	Business converting Flexible packaging Abrasive papers Decorative papers Imaging papers Label papers Medical disposables

Application	Photocopies Office documents Presentations	Presentations Reports	Commercial printing Direct mail Pamphlets Brochures Cards Posters	Stationery Brochures Annual reports Books Catalogs	Forms & envelopes Food & candy packaging Surgical gowns Repositionable note pads Check and security papers

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

We sell business papers primarily to paper merchants, office equipment manufacturers, stationers and retail outlets. We distribute uncoated commercial printing and publishing papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to converters. We sell our converting and specialty products mainly to converters, who apply a further production process such as coating, laminating, folding or waxing to our papers before selling them to a variety of specialized end-users. We distributed approximately 37% of our paper products in 2010 through a large network of paper merchants operating throughout North America, one of which we own (see “—Paper Merchants”). Paper merchants, who sell our products to their own customers, represent our largest group of customers.

The chart below illustrates our channels of distribution for our paper products.

Category	Business Papers			Commercial Printing and Publishing Papers			Converting and Specialty Papers
Domtar sells to:	Merchants i	Office Equipment Manufacturers /Stationers i	Retailers i	Merchants i	Converters i	End-Users	Converters i
Customer sells to:	Printers/ Retailers/ End-users	Retailers/ Stationers/ End-users	Printers/ End-users	Printers/ Converters/ End-users	Merchants/ Retailers		End-users

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to orders on short notice. In 2010, approximately 32% of our sales of market pulp were domestic, 6% were in Canada and 62% were in other countries.

Our ten largest customers represented approximately 50% of our 2010 Papers segment sales or 42% of our total sales in 2010. In 2010, none of our customers represented more than 10% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2010, approximately 74% of our Papers segment sales were domestic, 10% were in Canada, and 16% were in other countries.

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

During 2010, outbound transportation costs relating to our Papers segment comprised approximately 10% of the total cost of sales.

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

Our Paper Merchants operate in the United States and Canada under a single banner and umbrella name, Ariva. Ariva operates throughout the Northeast, Mid-Atlantic and Midwest areas from 18 locations in the United States, including 14 distribution centers serving customers across North America. The Canadian business operates in three locations in Ontario; in two locations in Quebec; and from two locations in Atlantic Canada.

Sales are executed by our sales force, based at branches strategically located in served markets. We distribute about 52% of our paper sales from our own warehouse distribution system and about 48% of our paper sales through mill-direct deliveries (i.e., deliveries directly from manufacturers, including ourselves, to our customers).

The table below lists all of our Ariva locations.

Eastern Region	MidWest Region	Ontario, Canada	Quebec, Canada	Atlantic Canada
Albany, New York	Cincinnati, Ohio	London, Ontario	Montreal, Quebec	Halifax, Nova Scotia
Boston, Massachusetts	Cleveland, Ohio	Ottawa, Ontario	Quebec City, Quebec	Mount Pearl, Newfoundland
Harrisburg, Pennsylvania	Columbus, Ohio	Toronto, Ontario
Hartford, Connecticut	Covington, Kentucky
Lancaster, Pennsylvania	Dayton, Ohio
New York, New York	Uniontown, Ohio
Philadelphia, Pennsylvania	Dallas/Forth Worth, Texas
Southport, Connecticut	Fort Wayne, Indiana
Washington, DC/ Baltimore, Maryland	Indianapolis, Indiana

Our Raw Materials

The distribution business sells annually approximately 0.7 million tons of paper, forms and industrial/packaging products from over 60 suppliers located around the world. Domtar products represent approximately 31% of the total.

Our Product Offering and Go-to-Market Strategy

Our product offerings address a broad range of printing, publishing, imaging, advertising, consumer and industrial needs and are comprised of uncoated, coated and specialized papers and industrial products. Our go-to-market strategy is to serve numerous segments of the commercial printing, publishing, retail, wholesale, catalog and industrial markets with logistics and services tailored to the needs of our customers. In 2010, approximately 68% of our sales were made in the United States and 32% were made in Canada.

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

Efficient and cost-competitive assets. Our network of world-class assets allows us to be a low-cost producer of high volume papers and an efficient producer of value-added specialty papers. Our five largest mills focus on the production of high volume copy and offset papers while production at our other mills focuses on value-added paper products where quality, flexibility and service are key factors. Most of our paper is produced at mills with integrated pulp production and cogeneration facilities, reducing our exposure to price volatility for purchased pulp and energy.

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

Strong franchise with customer-focused solutions. We sell paper to multiple market segments through a variety of channels, including paper merchants, converters, retail companies and publishers throughout North America. In addition, we maintain a strong market presence through our ownership of Ariva. We will continue to build on our positions by maximizing our strengths with centralized planning capability and supply-chain management solutions.

High quality products with strong brand recognition. We enjoy a strong reputation for producing high quality paper products and market some of the most recognized and preferred papers in North America, including a wide range of business and commercial printing paper brands, such as Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, and Domtar EarthChoice® Office Paper, part of a family of Forest Stewardship Council™ (FSC®) certified, environmentally and socially responsible paper.

Experienced management team. Our management team has significant experience and a record of success in the pulp and paper industry. We believe our employees’ expertise and know-how not only support the management team but help create operational efficiencies and enable us to deliver improved profitability from our manufacturing operations.

OUR STRATEGIC INITIATIVES AND FINANCIAL PRIORITIES

We strive to be recognized as the supplier of choice for branded and customer branded pulp and paper products in North America and to be recognized as leaders in sustainability and the manufacture of fiber-based products. To achieve this goal and to create shareholder value, we have established the following business strategies:

Build customer loyalty and balance our production with our customer demand. We are building on the successful relationships that we have developed with key customers to support their businesses and to provide inventory reduction solutions through just-in-time delivery for the most-demanded products. We believe that we are a supplier of choice for customers who seek competitively-priced pulp and paper products and services.

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

Leverage our expertise to tap into growth opportunities. In order to sustain the success of our company, we believe that we must leverage our core competencies and expertise as operators of large scale operations and our expertise in the manufacture of fiber-based products and fiber sourcing. We are focused on optimizing and expanding our operations in markets with positive demand dynamics to help grow our business and counteract secular demand decline in our core North American fine paper business.

Operate in a responsible way. Customers, end-users, and all stakeholders in communities where we operate seek assurances from the pulp and paper industry that resources are managed in a sustainable manner. We strive to provide these assurances by certifying our manufacturing and distribution operations, namely with FSC chain-of-custody standards, and we intend to have our environmental management systems third-party verified against internationally recognized standards.

Continue to grow our line of environmentally and ethically responsible papers. We believe we are delivering improved service to customers through a broad range of product offerings and greater access to volume. The development of EarthChoice®, our line of environmentally and socially responsible paper, is providing a platform upon which to expand our offering to customers. The EarthChoice® line of papers, a product line supported by leading environmental groups, offers customers solutions and peace of mind through the use of a combination of FSC® virgin fiber and recycled fiber. FSC is the certification recognized by environmental groups as the most stringent and is third-party audited.

OUR COMPETITION

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers.

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In order to gain market share in uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We seek product differentiation through an extensive offering of high quality FSC-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products or shifts from one type of paper to another. All of our pulp and paper manufacturing facilities are located in the United States or in Canada where we sell 84% of our products. The five largest manufacturers of uncoated freesheet papers in North America represent approximately 80% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet papers, eight of which have annual production capacities of over 1 million tons. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, including the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The market pulp we sell is either softwood, fluff pulp, or hardwood. The pulp market is highly fragmented with many manufacturers competing worldwide, some of whom have lower operating costs than we do. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products. The pulp we sell is primarily slow growth northern bleached softwood and hardwood kraft, and we produce specialty engineered pulp grades with a pre-determined mix of wood species. Our pulps are sold to a combination of “paper grade” customers who make printing and writing grades, and “non-paper grade”

customers who make a variety of products for specialty paper, packaging, tissue and industrial applications. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the United States or in Canada, and we sell 62% of our pulp to other countries.

OUR EMPLOYEES

We have over 8,500 employees, of which approximately 66% are employed in the United States and 34% in Canada. Approximately 59% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis, certain of which expired in 2010 and some will expire between 2011 and 2015.

In 2008, we signed a four year umbrella agreement with the United Steelworkers Union, affecting approximately 3,000 employees at our U.S. locations. This agreement only covers certain economic elements, and all other contract issues will be negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements.

OUR APPROACH TO SUSTAINABILITY

We adopted our Statement on Sustainable Growth to govern our pathway to sustainability, from excellence in corporate and ethical standards to product stewardship. Consistently with our Statement, we define our actions under our Code of Ethics, policies addressing health and safety, environment, forestry fiber procurement and others.

OUR ENVIRONMENTAL CHALLENGES

Our business is subject to a wide range of general and industry-specific laws and regulations in the United States and Canada relating to the protection of the environment, including those governing harvesting, air emissions, climate change, waste water discharges, the storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations and health and safety matters. Compliance with these laws and regulations is a significant factor in the operation of our business. We may encounter situations in which our operations fail to maintain full compliance with applicable environmental requirements, possibly leading to civil or criminal fines, penalties or enforcement actions, including those that could result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures at substantial costs, such as the installation of additional pollution control equipment or other remedial actions.

Compliance with U.S. federal, state and local and Canadian federal and provincial environmental laws and regulations involves capital expenditures as well as additional operating costs. For example, the United States Environmental Protection Agency will be promulgating regulations addressing the emissions of hazardous air pollutants from all industrial boilers, including those present at pulp and paper mills, which will require the use of maximum achievable control technology. Additional information regarding environmental matters is included in Item 3, Legal Proceedings, under the caption “Climate change regulation” and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, under the section of Critical accounting policies, caption “Environmental matters and other asset retirement obligations.”

OUR INTELLECTUAL PROPERTY

Many of our brand name paper products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice® and Domtar EarthChoice®. These brand names and trademarks are important to the business. Our numerous trademarks have been registered in the

United States and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

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

OUR EXECUTIVE OFFICERS

John D. Williams, age 56, has been president, chief executive officer and a director of the Company since January 1, 2009. Previously, Mr. Williams served as president of SCA Packaging Europe between 2005 and 2008. Prior to assuming his leadership position with SCA Packaging Europe, Mr. Williams held increasingly senior management and operational roles in the packaging business and related industries.

Melissa Anderson, age 46, is the senior vice-president, human resources of the Company. Ms. Anderson joined Domtar in January 2010. Previously, she was senior vice-president, human resources and government relations, at The Pantry, Inc., an independently operated convenience store chain in the southeastern United States. Prior to this, she held senior management positions with International Business Machine (“IBM”) over the span of 17 years.

Daniel Buron, age 47, is the senior vice-president and chief financial officer of the Company. Mr. Buron was senior vice-president and chief financial officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was vice-president, finance, pulp and paper sales division and, prior to September 2002, he was vice-president and controller. He has over 22 years of experience in finance.

Michael Edwards, age 63, is the senior vice-president, pulp and paper manufacturing of the Company. Mr. Edwards was vice-president, fine paper manufacturing of Weyerhaeuser since 2002. Since joining Weyerhaeuser in 1994, he has held various management positions in the pulp and paper operations. Prior to Weyerhaeuser, Mr. Edwards worked at Domtar Inc. for 11 years. His career in the pulp and paper industry spans over 47 years.

Zygmunt Jablonski, age 57, is the senior vice-president, law and corporate affairs of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years—most recently, as executive vice-president, general counsel and secretary. From 1985 to 1994, he practiced law in Washington, DC.

Mark Ushpol, age 47, is the senior vice-president, distribution of the Company. Mr. Ushpol joined Domtar in January 2010. Previously, he was sales and marketing director of Mondi Europe & International Uncoated Fine Paper, where he was in charge of global uncoated fine paper sales. He has over 21 years experience in senior marketing and sales management with the last 14 years in the pulp and paper sector. Prior to that, he was involved in the plastics industry in South Africa for 8 years.

Patrick Loulou, age 42, is the senior vice-president, corporate development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector as well as in management consulting. He has over 12 years experience in corporate strategy and business development.

Richard L. Thomas, age 57, is the senior vice-president, sales and marketing of the Company. Mr. Thomas was vice-president of fine papers of Weyerhaeuser since 2005. Prior to 2005, he was vice-president, business papers of Weyerhaeuser. Mr. Thomas joined Weyerhaeuser in 2002 when Willamette Industries, Inc. was acquired by Weyerhaeuser. At Willamette, he held various management positions in operations since joining in 1992. Previously, he was with Champion International Corporation for 12 years.

FORWARD-LOOKING STATEMENTS

The information included in this Annual Report on Form 10-K may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives, if any; and

•	the other factors described under “Risk Factors,” in item 1A of this Annual Report on Form 10-K.

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

RISKS RELATING TO THE INDUSTRY AND BUSINESSES OF THE COMPANY

Some of the Company’s products are vulnerable to long-term declines in demand due to competing technologies or materials.

The Company’s business competes with electronic transmission and document storage alternatives, as well as with paper grades it does not produce, such as uncoated groundwood. As a result of such competition, the Company is experiencing on-going decreasing demand for most of its existing paper products. As the use of these alternatives grows, demand for paper products is likely to further decline.

Failure to successfully implement our business diversification initiatives could have a material adverse affect on our business, financial results or condition

We are pursuing strategic initiatives that management considers important to our long-term success including, but not limited to, optimizing and expanding our operations in markets with positive demand dynamics to help grow our business and counteract secular demand decline in our core North American paper business. These initiatives may involve organic growth, select joint ventures and strategic acquisitions. The success of these initiatives will depend, among other things, on our ability to identify potential strategic initiatives, understand the key trends and principal drivers affecting businesses to be acquired and to execute the initiatives in a cost effective manner. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control.

Strategic acquisitions may expose us to additional risks. We may have to compete for acquisition targets and any acquisitions we make may fail to accomplish our strategic objectives or may not perform as expected. In addition, the costs of integrating an acquired business may exceed our estimates and may take significant time and attention from senior management. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. If we fail to successfully diversify our business, it may have a material adverse effect on our competitive position, financial condition and operating results.

The pulp and paper industry is highly cyclical. Fluctuations in the prices of and the demand for the Company’s products could result in lower sales volumes and smaller profit margins.

The pulp and paper industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for the Company’s products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of the Company’s paper products are commodities that are widely available from other producers. Even the Company’s non-commodity products, such as value-added papers, are susceptible to commodity dynamics. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

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

Industry supply of pulp and paper products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. Such closures can result in significant cash and/or non-cash charges. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply can also result from producers introducing new capacity in response to favorable short-term pricing trends.

Industry supply of pulp and paper products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow.

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

A significant or prolonged downturn in general economic condition may affect the Company’s sales and profitability. The Company has exposure to counterparties with which we routinely execute transactions. Such counterparties include commercial banks, insurance companies and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. While the Company has not realized any significant losses to date, a bankruptcy or illiquidity event by one of its significant counterparties may materially and adversely affect the Company’s access to capital, future business and results of operations.

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

Wood fiber is the principal raw material used by the Company, comprising approximately 20% of the total cost of sales during 2010. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

The Company currently obtains its wood fiber requirements by purchasing wood fiber from third parties and in part by harvesting timber pursuant to its forest licenses and forest management agreements. If the Company’s cutting rights, pursuant to its forest licenses or forest management agreements are reduced, or any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to the Company, its financial condition or results of operations could be materially and adversely affected.

An increase in the cost of the Company’s purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing its margins.

The Company’s operations consume substantial amounts of energy such as electricity, natural gas, fuel oil, coal and hog fuel. Energy comprised approximately 7% of the total cost of sales in 2010. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years. As a result, fluctuations in energy prices will impact the Company’s manufacturing costs and contribute to earnings volatility. While the Company purchases substantial portions of its energy under supply contracts, most of these contracts are based on market pricing.

Other raw materials the Company uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate and sodium hydroxide, sulfuric acid, dyes, peroxide, methanol and aluminum sulfate. Purchases of chemicals comprised approximately 11% of the total cost of sales in 2010. The costs of these chemicals have been volatile historically, and they are influenced by capacity utilization, energy prices and other factors beyond the Company’s control.

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

Employees at 25 of the Company’s facilities, a majority of the Company’s 8,500 employees, are represented by unions through collective bargaining agreements, generally on a facility-by-facility basis, certain of which expired in 2010 and some will expire between 2011 and 2015. Currently, 11 collective bargaining agreements are up for renegotiation of which only three are currently under negotiation. The Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and financial condition.

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

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, we decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union claimed that it was entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held on February 16 to 18, 2010, and the arbitrator ruled in favor of the Company on August 24, 2010. The arbitrator’s decision is subject to the union’s right to apply for judicial review.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 9% of the Company’s sales in 2010. A loss of any of these significant customers could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer represented approximately 9% of the Company’s sales in 2010. A significant reduction in sales to any of the

Company’s key customers, which could be due to factors outside its control, such as purchasing diversification or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations.

A material disruption at one or more of the Company’s manufacturing facilities could prevent it from meeting customer demand, reduce its sales and/or negatively impact its net income.

Any of the Company’s pulp or paper manufacturing facilities, or any of its machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	chemical spill or release;

•	explosion of a boiler;

•	the effect of a drought or reduced rainfall on its water supply;

•	labor difficulties;

•	government regulations;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	adverse weather, fires, floods, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism; or

•	other operational problems, including those resulting from the risks described in this section.

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

The Company’s indebtedness, which is approximately $827 million as of December 31, 2010, could adversely affect its financial condition and impair its ability to operate its business.

As of December 31, 2010, the Company had approximately $827 million of outstanding indebtedness, including $21 million of capital leases and $806 million of unsecured notes.

The Company’s degree of indebtedness could have important consequences to the Company’s financial condition, operating results and business, including the following:

•

it may limit the Company’s ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•

a portion of the Company’s cash flows from operations will be dedicated to payments on its indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	the debt service requirements of the Company’s indebtedness could make it more difficult for the Company to satisfy its other obligations;

•

the Company’s borrowings under the senior secured revolving credit facilities are at variable rates of interest, exposing the Company to increased debt service obligations in the event of increased interest rates;

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

A breach of any of the senior secured revolving credit facility or long-term note indenture covenants may result in an event of default under those agreements. This may allow the counterparties to those agreements to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, the Company may not be able to refinance the indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require that it regularly incur capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2010, the Company’s total capital expenditures were $153 million (2009—$106 million). In addition, $51 million was spent under the Pulp and Paper Green Transformation Program (2009—nil), which is reimbursed by the Government of Canada.

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

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the senior secured revolving credit facility contains restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2010, the Company had no borrowings under the senior secured revolving credit facility and had outstanding letters of credit amounting to $50 million under this senior secured revolving credit facility, resulting in $700 million of availability for future drawings under this credit facility. Other new borrowings could also be incurred by Domtar Corporation or its subsidiaries. Among other things, the Company could determine to incur additional debt in connection with a strategic acquisition. If the Company incurs additional debt, the risks associated with its leverage would increase.

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Domtar Corporation notes and service its other debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

The Company has considerable debt service obligations. The Company’s ability to make payments on and refinance its debt, including the Domtar Corporation notes and amounts borrowed under its senior secured revolving credit facility and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

The Company’s business may not generate sufficient cash flow from operations and future borrowings may not be available to the Company under its senior secured revolving credit facility or otherwise in amounts sufficient to enable the Company to service its indebtedness, including the Domtar Corporation notes, and borrowings, if any, under its senior secured revolving credit facilities or to fund its other liquidity needs. If the Company cannot service its debt, the Company will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seeking additional equity capital. Any of these remedies may not be effected on commercially reasonable terms, or at all, and may impede the implementation of its business strategy. Furthermore, the senior secured revolving credit facility may restrict the Company from adopting any of these alternatives. Because of these and other factors that may be beyond its control, the Company may be unable to service its indebtedness.

The Company is affected by changes in currency exchange rates.

The Company manufactures a significant portion of pulp and paper in Canada. Sales of these products by the Company’s Canadian operations will be invoiced in U.S. dollars or in Canadian dollars linked to U.S. pricing but most of the costs relating to these products will be incurred in Canadian dollars. As a result, any decrease in the value of the U.S. dollar relative to the Canadian dollar will reduce the Company’s profitability.

Exchange rate fluctuations are beyond the Company’s control. From 2003 to 2010, the Canadian dollar had appreciated over 58% relative to the U.S. dollar. In 2010, when compared to 2009, the Canadian dollar increased in value by approximately 5% relative to the U.S. dollar. The level of the Canadian dollar can have a material adverse effect on the sales and profitability of the Canadian operations.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2010, the Company’s defined benefit plans had a surplus of $36 million on certain plans and a deficit of $100 million on others on an ongoing basis.

The Company’s future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2010, the Company’s Canadian defined benefit pension plans held assets with a fair value of $1,380 million (CDN $1,372 million), including a fair value of $214 million (CDN $213 million) of asset backed commercial paper (“ABCP”). Most of the ABCP investments were subject to restructuring (under the court order governing the Montreal Accord that was completed in January 2009) while the remainder is in conduits restructured outside the Montreal Accord or subject to litigation between the sponsor and the credit counterparty.

At December 31, 2010, the Company determined that the fair value of these ABCP investments was $214 million (CDN $213 million) (2009—$205 million (CDN $214 million)). Possible changes that could have a material effect on the future value of the ABCP include (1) changes in the value of the underlying assets and the related derivatives transaction, (2) developments related to the liquidity of the ABCP market, and (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits.

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

The Company is subject, in both the United States and Canada, to a wide range of general and industry-specific laws and regulations relating to the protection of the environment and natural resources, including those governing air emissions, greenhouse gases and climate change, wastewater discharges, harvesting, silvicultural activities, the storage, management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat, and health and safety matters. In particular, the pulp and paper industry in the United States is subject to the United States Environmental Protection Agency’s (“EPA”) “Cluster Rules”.

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred approximately $62 million of operating expenses and $3 million of capital expenditures in connection with environmental compliance and remediation for 2010. As of December 31, 2010 the Company had a provision of $107 million for environmental expenditures, including certain asset retirement obligations (such as for land fill capping and asbestos removal) ($111 million as of December 31, 2009). The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. The Province of Saskatchewan may require active decommissioning and reclamation at the facility. In the event decommissioning and reclamation is required at the facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts. The Company has a reserve for the estimated required environmental remediation at the site.

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or interpretation thereof, might require significant expenditures. For example, changes in climate change regulation —See Item 3, Legal Proceedings, under the caption “Climate change regulation”, and see item 8 – Note 20 Commitments and Contingencies “Industrial Boiler Maximum Achievable Controlled Technology Standard.”

The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

Failure to comply with applicable laws and regulations could have a material adverse affect on our business, financial results or condition.

In addition to environmental laws, our business and operations are subject to a broad range of other laws and regulations in the United States and Canada as well as other jurisdictions in which we operate, including antitrust and competition laws, occupational health and safety laws and employment laws. Many of these laws and regulations are complex and subject to evolving and differing interpretation. If the Company is determined to have violated any such laws or regulations, whether inadvertently or willfully, it may be subject to civil and criminal penalties, including substantial fines, or claims for damages by third parties which may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

If the Company is unable to successfully retain and develop executive leadership and other key personnel, it may be unable to fully realize critical organizational strategies, goals and objectives.

The success of the Company is substantially dependent on the efforts and abilities of its key personnel, including its executive management team, to develop and implement its business strategies and manage its operations. The failure to retain key personnel or to develop successors with appropriate skills and experience for key positions in the Company could adversely affect the development and achievement of critical organizational strategies, goals and objectives. There can be no assurance that the Company will be able to retain or develop the key personnel it needs and the failure to do so may adversely affect its financial condition and results of operations.

A third party has demanded an increase in consideration from Domtar Inc. under an existing contract.

In July 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $121 million (CDN$120 million). This amount gradually declines over a 25-year period and at March 7, 2007, the maximum amount of the purchase price adjustment was approximately $111 million (CDN$110 million).

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

Forestlands

We optimize 16 million acres of forestland directly and indirectly licensed or owned in Canada and the United States through efficient management and the application of certified sustainable forest management practices such that a continuous supply of wood is available for future needs.

Listing of facilities and locations

Head Office

Montreal, Quebec

Papers

Operation Center:

Fort Mill, South Carolina

Uncoated Freesheet:

Ashdown, Arkansas

Espanola, Ontario

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Nekoosa, Wisconsin

Port Huron, Michigan

Rothschild, Wisconsin

Windsor, Quebec

Pulp:

Dryden, Ontario

Kamloops, British Columbia

Plymouth, North Carolina

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

Dallas, Texas

Indianapolis, Indiana

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

Montreal, Quebec

Toronto, Ontario

Vancouver, British Columbia

Regional Replenishment Centers (RRC)—United States:

Charlotte, North Carolina

Chicago, Illinois

Dallas, Texas

Jacksonville, Florida

Langhorne, Pennsylvania

Los Angeles, California

Kent, Washington

Regional Replenishment Centers (RRC)—Canada:

Richmond, Quebec

Toronto, Ontario

Winnipeg, Manitoba

Representative office—International

Hong Kong, China

Paper Merchants

Head Office:

Covington, Kentucky

Eastern Region:

Albany, New York

Boston, Massachusetts

Harrisburg, Pennsylvania

Hartford, Connecticut

Lancaster, Pennsylvania

New York, New York

Philadelphia, Pennsylvania

Southport, Connecticut

Washington, DC/Baltimore, Maryland

MidWest Region:

Covington, Kentucky

Cincinnati, Ohio

Cleveland, Ohio

Columbus, Ohio

Uniontown, Ohio

Dayton, Ohio

Dallas/Fort Worth, Texas

Fort Wayne, Indiana

Indianapolis, Indiana

Canada:

London, Ontario

Ottawa, Ontario

Toronto, Ontario

Montreal, Quebec

Quebec City, Quebec

Halifax, Nova Scotia

Mount Pearl, Newfoundland

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

Prince Albert facility

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union claimed that it was entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held on February 16 to 18, 2010, and the arbitrator ruled in favor of the Company on August 24, 2010. The arbitrator’s decision is subject to the union’s right to apply for judicial review.

Acquisition of E.B. Eddy Limited and E.B. Eddy Paper, Inc.

In July 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $121 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the closing date of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc., the maximum amount of the purchase price adjustment was approximately $111 million (CDN$110 million).

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $111 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston

Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction, triggered the purchase price adjustment and sought a purchase price adjustment of $111 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. No provision is recorded for this potential purchase price adjustment.

Asbestos claims

Various asbestos-related personal injury claims have been filed in U.S. state and federal courts against Domtar Industries Inc. and certain other affiliates of the Company in connection with alleged exposure by people to products or premises containing asbestos. While the Company believes that the ultimate disposition of these matters, both individually and on an aggregate basis, will not have a material adverse effect on its financial condition, there can be no assurance that the Company will not incur substantial costs as a result of any such claim. These claims have not yielded a significant exposure in the past.

Environment

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

Domtar Inc. and the Company is or may be a “potentially responsible party” with respect to various hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or similar laws. Domtar continues to take remedial action under its Care and Control Program, as such sites mostly relate to its former wood preserving operating sites, and a number of operating sites due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and, if and when applicable, the allocation of liability among potentially responsible parties.

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. As of July 3, 2002, the parties entered into a partial Settlement Agreement (the “Settlement Agreement”) which provided that, while the agreement is performed in accordance with its terms, the action commenced by Seaspan will be held in abeyance. The Settlement Agreement focused on the sharing of costs between Seaspan and Domtar Inc. for certain remediation of contamination referred to in the plaintiff’s claim. The Settlement Agreement did not address all of the plaintiff’s claims and such claims cannot be reasonably determined at this time. On June 3, 2008, Domtar was notified by Seaspan that it terminated the Settlement Agreement. The government of British Columbia issued on February 16, 2010 a Remediation Order to Seaspan and Domtar Inc. in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (the “Board”) but there is no suspension in the execution of this Order unless the Board orders otherwise. The hearing scheduled for January 2011 was cancelled with no alternative date scheduled as of yet. The relevant government authorities are reviewing several remediation plans. The Company has recorded an environmental reserve to address estimated exposure.

At December 31, 2010, the Company had a provision of $107 million for environmental matters and other asset retirement obligations ($111 million in 2009). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, result of operations or cash flows.

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

In the United States, the 112th Congress may consider legislation to reduce emissions of GHGs. In June 2009, the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009, a cap-and-trade bill designed to reduce GHG emissions. In September 2009 the Clean Energy Jobs and American Power Act was introduced in the U.S. Senate, but the legislation ultimately was not passed. In December 2009, the Carbon Limits and Energy for America’s Recovery (CLEAR) Act was also introduced in the U.S. Senate. In addition, several states are already requiring the reduction of GHG emissions by certain companies and public utilities, primarily through the planned development of GHG emission inventories and/or state GHG cap-and-trade programs. In addition, the U.S. Environmental Protection Agency (“EPA”) is beginning to regulate GHG emissions. The U.S. Supreme Court ruled in April 2007 in Massachusetts et al. v. EPA, that GHGs fall under the federal Clean Air Act’s definition of “air pollutant.” In December 2009, the EPA issued its “endangerment findings” which found that GHGs endanger public health and welfare. The finding itself does not impose any requirement on our industry but is a pre-requisite for EPA to regulate GHG emissions. Passage of climate control legislation or other regulatory initiatives by Congress or various U.S. States, or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of GHGs in areas in which the Company conducts business may have a material effect on our operations. The Company expects not to be disproportionately affected by these measures compared with other pulp and paper operations in the United States. There are presently no federal or provincial legislative or regulatory obligations to reduce GHG for our pulp and paper operations in Canada.

While it is likely that there will be increased regulation relating to GHG and climate change, at this stage it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS.” The following table sets forth the price ranges of our common stock during 2010 and 2009 on the New York Stock Exchange and the Toronto Stock Exchange. Effective June 10, 2009 at 6:01 p.m. (ET), the Company effected a reverse stock split of Domtar’s outstanding shares, at a split ratio of 1-for-12. Shareholder approval for the reverse stock split was obtained at the Annual General Meeting held on May 29, 2009. Price ranges for 2009 were adjusted to reflect the reverse stock split.

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2010 Quarter
First	69.99	47.26	64.41	70.75	50.90	65.44
Second	78.93	48.33	49.15	79.36	50.75	52.02
Third	66.44	46.25	64.58	69.50	48.85	67.00
Fourth	84.96	62.86	75.92	86.28	64.36	75.69

Year	84.96	46.25	75.92	86.28	48.85	75.69

2009 Quarter
First	25.56	6.12	11.40	30.84	7.80	14.16
Second	23.28	10.56	16.58	27.72	13.20	19.30
Third	42.00	13.91	35.22	44.93	15.60	37.86
Fourth	59.10	35.41	55.41	62.07	38.29	58.21

Year	59.10	6.12	55.41	62.07	7.80	58.21

HOLDERS

At December 31, 2010, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 11,373 and the number of shareholders of record (registered and non-registered) of Domtar (Canada) Paper Inc. exchangeable shares was approximately 7,300.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

In 2010, Domtar Corporation declared three and paid two quarterly dividends of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $11 million and $10 million were paid on July 15 and October 15, 2010, respectively, and the third total dividend of approximately $11 million was paid on January 17, 2011.

On February 23, 2011, our Board of Directors approved a quarterly dividend of $0.25 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on April 15, 2011 to shareholders of record on March 15, 2011.

In addition, on May 4, 2010 the Board of Directors authorized a stock repurchase program (the “Program”) for up to $150 million of the Company’s common stock. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns.

The Company makes open market purchases of its common stock using general corporate funds. Additionally, it may enter into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements require the Company to make an up-front payment to the counterparty financial institution which results in either (i) the receipt of stock at the beginning of the term of the agreement followed by a share adjustment at the maturity of the agreement, or (ii) the receipt of either stock or cash at the maturity of the agreement depending upon the price of the stock.

During 2010, the Company repurchased 738,047 shares at an average price of $59.96 for a total cost of $44 million. Also, the Company entered into structured stock repurchase agreements that did not result in the repurchase of shares but resulted in net gains of $2 million which are recorded as a component of Shareholders’ equity. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

Share repurchase activity under our share repurchase program was as follows during the year ended December 31, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
April 1 through June 30, 2010	340,130	$55.79	340,130	$131,023
July 1 through September 30, 2010	399,720	$63.23	399,720	$105,748
October 1 through October 31, 2010	—	$—	—	$105,748
November 1 through November 30, 2010	(1,803)	$—	—	$105,748
December 1 through December 31, 2010	—	$—	—	$105,748

	738,047	$56.82	738,047	$105,748

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

This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends and special dividends.

AbitibiBowater and Smurfit-Stone were removed from the peer group in the fourth quarter of 2008 due to their bankruptcy proceedings. Smurfit-Stone was re-included in the peer group and subsequently reset to 100 once their shares were relisted on July 1, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected historical financial data of the Company for the periods and as of the dates indicated. The selected financial data as of December 31, 2006, December 30, 2007, December 31, 2008, December 31, 2009 and December 31, 2010 and for the fiscal years ended December 31, 2006, December 30, 2007, December 31, 2008, December 31, 2009 and December 31, 2010 have been derived from the audited financial statements of Domtar Corporation for 2010, 2009, 2008 and 2007, and the Weyerhaeuser Fine Paper Business for 2006. The fiscal years of 2006 and 2007 ended on the last Sunday of the calendar year. Starting in 2008, the fiscal year was based on the calendar year and ends December 31. Fiscal year 2010, 2009, 2008 and 2007 consisted of 52 weeks. Fiscal year 2006 consisted of 53 weeks.

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

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2010	December 31, 2009	December 31, 2008	December 30, 2007	December 31, 2006
	(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$5,850	$5,465	$6,394	$5,947	$3,306
Closure and restructuring costs and, impairment and write-down of goodwill, property, plant and equipment and intangible assets	77	125	751	110	764
Depreciation and amortization	395	405	463	471	311
Operating income (loss)	603	615	(437)	270	(556)
Net earnings (loss)	605	310	(573)	70	(609)
Net earnings (loss) per share—basic	$14.14	$7.21	($13.33)	$1.77	($25.70)
Net earnings (loss) per share—diluted	$14.00	$7.18	($13.33)	$1.76	($25.70)
Cash dividends declared per common and exchangeable share	$0.75	—	—	—	—

Balance Sheet Data:
Cash and cash equivalents	$530	$324	$16	$71	$1
Net property, plant and equipment	3,767	4,129	4,301	5,362	3,065
Total assets	6,026	6,519	6,104	7,726	3,998
Long-term debt	825	1,701	2,110	2,213	32
Total shareholders’ equity	3,202	2,662	2,143	3,197	2,915

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the twelve month periods ended December 31, 2010, 2009 and 2008. The twelve month periods are also referred to as 2010, 2009 and 2008.

EXECUTIVE SUMMARY

In 2010, we reported operating income of $603 million, a decrease of $12 million compared to $615 million in 2009. In 2009, operating income included $498 million of alternative fuel tax credits compared to $25 million in 2010. Excluding the impact of the alternative fuel tax credits, our operating results in 2010 improved when compared to 2009 primarily due to our Paper segment, which experienced higher average selling prices. Our strategy of maintaining our production levels in line with our customer demand resulted in taking lack-of-order downtime and machine slowdowns of 30,000 tons of paper and nil metric tons of pulp in 2010 compared to 467,000 tons of paper and 261,000 metric tons of pulp in 2009. We also saw an improvement in our pulp shipments, which experienced an 8% volume increase compared to 2009. In 2010, we also had lower chemical and energy costs. These factors were offset by higher maintenance costs, higher fiber costs, higher freight costs and a negative impact of a stronger Canadian dollar (net of our hedging program). Other items significantly impacting our operating income comparability include net losses on disposals of property, plant and equipment and sale of businesses and trademarks of $33 million recorded in 2010 compared to net gains of $7 million in 2009; and an aggregate $27 million charge in 2010 attributable to closure and restructuring costs compared to an aggregate $63 million charge in 2009.

These and other factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis.

We expect North American paper demand to continue declining long-term, partially offset by a gradual return of employment in the U.S. closer to pre-recession levels. Our Papers segment is benefiting from a more favorable pulp product mix that should result in reduced pricing volatility. Rising commodity pricing should also put pressure on some of our input costs in 2011.

While the economy appears to be stabilizing, employment remains slow to recover. Though we are entering 2011 in a strong position, we will continue to manage our business conservatively, looking to grow profitably and to create shareholder value.

Closure and Restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

In November 2010, we announced the start up of our new fluff pulp machine in Plymouth, North Carolina, which has an annual production capacity of approximately 444,000 metric tons. The conversion of our Plymouth pulp and paper mill in 2009 is discussed below.

In July 2010, we announced our decision to end all manufacturing activities at our forms converting plant in Cerritos, California. Operations ceased on July 16, 2010. Approximately 50 plant employees were impacted by this decision.

In March 2010, we announced the permanent closure of our coated groundwood paper mill in Columbus, Mississippi. Operations ceased in April 2010. This measure resulted in the permanent curtailment of approximately 238,000 tons of coated groundwood production capacity per year as well as approximately 70,000 metric tons of thermo-mechanical pulp, and affected approximately 219 employees.

Our Prince Albert pulp and paper mill was closed in the first quarter of 2006 and has not been operated since. The dismantling of the paper machine and converting equipment was completed in 2008. In December 2009, we decided to dismantle our Prince Albert facility. We removed machinery and equipment from the site and may take further steps to engage the services of demolition contractors and file for a demolition permit, but in the meantime we are also evaluating other options for the site.

In February 2009, we announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, effective at the end of February 2009. This measure resulted in the permanent curtailment of approximately 293,000 tons of paper production capacity per year and affected approximately 185 employees. In October 2009, we announced that we would convert our Plymouth pulp and paper mill to 100% fluff pulp production at a cost of $74 million. Our annual fluff pulp making capacity has increased to 444,000 metric tons. The mill conversion also resulted in the permanent shut down of Plymouth’s remaining paper machine with an annual production capacity of 199,000 tons. The mill conversion helped preserve approximately 360 positions. In connection with this announcement, we recognized $13 million of accelerated depreciation in the fourth quarter of 2009, and a further $39 million of accelerated depreciation over the first nine months of 2010 was recorded in relation to the assets that ceased productive use in October 2010. The remaining assets of this facility were tested for impairment at the time of this 2009 announcement, and no additional impairment charge was required.

In April 2009, we announced that we would idle our Dryden pulp facility for approximately ten weeks, effective April 25, 2009. This decision was taken in response to continued weak global demand at that time for pulp and the need to manage inventory levels. In addition, we also idled our former Ear Falls sawmill for approximately seven weeks, effective April 10, 2009, as this sawmill was a supplier of chips to our Dryden pulp mill. These temporary measures affected approximately 500 employees at the pulp mill, sawmill and related forestland operations. Our Dryden pulp mill has an annual softwood pulp production capacity of 319,000 metric tons. The former Ear Falls sawmill had an annual production capacity of 190 MFBM. Our Dryden pulp mill restarted its pulp production in July 2009. Our former Ear Falls sawmill restarted its operations in August 2009, but we decided to indefinitely idle the sawmill again, effective in the fourth quarter of 2009.

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

Sale of Wood business

On June 30, 2010, the Company sold its Wood business to EACOM Timber Corporation (“EACOM”), following the obtainment of various third party consents and customary closing conditions, which included approvals of the transfers of cutting rights in Quebec and Ontario, for proceeds of $75 million (CDN$80 million) plus working capital of approximately $42 million (CDN$45 million). We received 19% of the proceeds in shares of EACOM giving Domtar an approximate 12% ownership interest in EACOM. The sale resulted in a loss on disposal of the Wood business and related pension curtailments and settlements of $50 million, which was recorded in the second quarter of 2010 in Other operating loss (income) on the Consolidated Statement of Earnings (Loss). The investment in EACOM was then accounted for under the equity method.

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

In December 2010, in an unrelated transaction, the Company sold its investment in EACOM for CDN$0.51 per common share for net proceeds of $24 million (CDN$24 million) resulting in no further gain or loss. Domtar has fiber supply agreements in place with its former wood division at its Dryden and Espanola facilities. Since these continuing cash outflows are expected to be significant to the former Wood business, the sale of the Wood business did not qualify as a discontinued operation under ASC 205-20.

Dividend and Stock Repurchase Program

In 2010, we declared three and paid two quarterly dividends of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. Cash dividends of approximately $11 million and $10 million were paid on July 15 and October 15, 2010, respectively, with the third dividend of approximately $11 million paid on January 17, 2011.

On February 23, 2011, our Board of Directors approved a quarterly dividend of $0.25 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on April 15, 2011 to shareholders of record on March 15, 2011.

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

We make open market purchases of our common stock using general corporate funds. Additionally, we may enter into structured stock repurchase agreements with large financial institutions to lower the average cost of shares that we repurchase with general corporate funds. In 2010, we entered into agreements that required us to make an up-front payment to the counterparty financial institution which resulted in either (i) the receipt of stock at the beginning of the term of the agreement followed by a share adjustment at the maturity of the agreement, or (ii) the receipt of either stock or cash at the maturity of the agreement depending upon the price of the stock.

During 2010, the Company repurchased 738,047 shares at an average price of $59.96 for a total cost of $44 million. Also, the Company entered into structured stock repurchase agreements that did not result in the repurchase of shares but resulted in net gains of $2 million which are recorded as a component of Shareholders’ equity. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

Subsequent to December 31, 2010, we repurchased 219,938 shares for $20 million and took delivery of 394,791 shares upfront in respect to structure share repurchase agreements of $40 million.

Cellulosic Biofuel Credit

In July 2010, the U.S. Internal Revenue Service (“IRS”) Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulose biofuel sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer credit (“CBPC”) and will not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 will qualify for the $1.01 non-refundable CBPC. A taxpayer will be able to claim the credit on its federal income tax return for the 2009 tax year upon the receipt of a letter of registration from the IRS and any unused CBPC may be carried forward until 2015 to offset a portion of federal taxes otherwise payable.

We have approximately 207 million gallons of cellulose biofuel that qualifies for this CBPC for which we have not previously made claims under the Alternative Fuel Mixture Credit (“AFMC”) that represents approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we are successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFMC and CBPC could be claimed in the same year for different volumes of black liquor. In November 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in income tax expense (benefit) on the Consolidated Statement of Earnings (Loss). As of December 31, 2010, approximately $170 million of this credit remains to offset future U.S. federal income tax liability.

Valuation Allowances

The Company released the valuation allowance on its Canadian net deferred tax assets during the fourth quarter of 2010. The full $164 million valuation allowance balance that existed at January 1st 2010 was either utilized during 2010 or reversed based on future projected income, which impacted the Canadian and overall consolidated effective tax rate.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. Although the credit ended at the end of 2009, in 2010, we recorded $25 million of such credits in Other operating loss (income) on the Consolidated Statement of Earnings (Loss) compared to $498 million in 2009. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. We recorded an income tax expense of $7 million in 2010 compared to $162 million in 2009 related to the alternative fuel mixture income. The amounts for the refundable credits are based on the volume of alternative bio fuel mixtures produced and burned during that period.

In 2009, we received a $140 million cash refund and another $368 million cash refund, net of federal income tax offsets, in 2010. Additional information regarding unrecognized tax benefits is included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 9 “Income taxes.”

OUR BUSINESS

Following the sale of our Wood business on June 30, 2010, our reporting segments correspond to the following business activities: Papers and Paper Merchants. A description of our business is included in Part I, Item 1, Business of this Annual Report on Form 10-K.

Papers

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. We have 10 pulp and paper mills in operation (eight in the United States and two in Canada) with an annual paper production capacity of approximately 3.9 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 14 converting and distribution operations including a network of 11 plants located offsite of our paper making operations. Also, we have forms manufacturing operations at two of the offsite converting and distribution operations and two stand-alone forms manufacturing operations. In addition we produce market pulp at our three non-integrated pulp mills in Kamloops, Dryden, and Plymouth as well as at our pulp and paper mills in Espanola, Ashdown, Hawesville, and Windsor.

We design, manufacture, market and distribute a wide range of fine paper products for a variety of consumers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. Approximately 81% of our paper production capacity is domestic and the remaining 19% is located in Canada. We also manufacture and sell pulp in excess of our internal requirements and we purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs. We have the capacity to sell approximately 1.5 million metric tons of pulp per year depending on market conditions. Approximately 38% of our trade pulp production capacity is domestic and the remaining 62% is located in Canada.

Paper Merchants

Our Paper Merchants business consists of an extensive network of strategically located paper distribution facilities, comprising the purchasing, warehousing, sale and distribution of our various products and those of other manufacturers. These products include business, printing and publishing papers and certain industrial products. These products are sold to a wide and diverse customer base, which includes small, medium and large commercial printers, publishers, quick copy firms, catalog and retail companies and institutional entities. Our paper merchants operate in the United States and Canada under a single banner and umbrella name, Ariva. Ris Paper, part of Ariva, operates throughout the Northeast, Mid-Atlantic and Midwest areas from 18 locations in the United States, including 14 distribution centers serving customers across North America. In Canada, Ariva operates as Buntin Reid in three locations in Ontario; JBR/La Maison du Papier in two locations in Quebec; and The Paper House in two locations in Atlantic Canada.

Wood

Before the sale of our Wood business on June 30, 2010, our Wood business comprised the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operated seven sawmills with a production capacity of approximately 900 million board feet of lumber and one remanufacturing facility.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENTS REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the year ended December 31, 2010, 2009 and 2008.

FINANCIAL HIGHLIGHTS	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	(In millions of dollars, unless otherwise noted)
Sales	$5,850	$5,465	$6,394
Operating income (loss)	603	615	(437)
Net earnings (loss)	605	310	(573)
Net earnings (loss) per common share (in dollars) (1):
Basic	14.14	7.21	(13.33)
Diluted	14.00	7.18	(13.33)
Operating income (loss) per segment:
Papers	$667	$650	($369)
Paper Merchants	(3)	7	8
Wood	(54)	(42)	(73)
Corporate	(7)	—	(3)

Total	$603	$615	($437)

	At December 31, 2010	At December 31, 2009	At December 31, 2008
Total assets	$6,026	$6,519	$6,104
Total long-term debt, including current portion	$827	$1,712	$2,128

(1)	Refer to Note 5 of the consolidated financial statements included in Item 8, for more information on the calculation of net earnings (loss) per common share.

YEAR ENDED DECEMBER 31, 2010 VERSUS

YEAR ENDED DECEMBER 31, 2009

Sales

Sales for 2010 amounted to $5,850 million, an increase of $385 million, or 7%, from sales of $5,465 million in 2009. The increase in sales was mainly attributable to higher average selling prices for pulp and paper ($375 million and $145 million, respectively) as well as to higher shipments for pulp ($68 million), reflecting stronger market demand for pulp for the first half of 2010. These factors were partially offset by lower shipments for paper ($151 million) reflecting a decrease of 4% when compared to 2009 mostly due to the closure of our Columbus, Mississippi paper mill and the conversion to 100% fluff pulp production of our Plymouth pulp and paper mill. The sale of our Wood business in the second quarter of 2010 also partially offset this increase in sales.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $4,417 million in 2010, a decrease of $55 million, or 1%, compared to cost of sales, excluding depreciation and amortization, of $4,472 million in 2009. This decrease was mainly attributable to lower shipments for paper ($151 million), lower chemical and energy costs ($55 million and $25 million, respectively) as well as due to the sale of our Wood business ($73 million) in the second quarter of 2010. These factors were partially offset by higher shipments for pulp ($68 million), higher maintenance costs ($83 million), higher fiber costs ($23 million), higher freight costs ($34 million) and the unfavorable impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($46 million).

Depreciation and Amortization

Depreciation and amortization amounted to $395 million in 2010, a decrease of $10 million, or 2%, compared to depreciation and amortization of $405 million in 2009. This decrease is primarily due to the sale of our Wood business in the second quarter of 2010 and by the write-down of property, plant and equipment due to the permanent closure of a paper machine and manufacturing equipment in the first and last quarters of 2009 at our Plymouth pulp and paper mill. These factors were partially offset by the negative impact of a stronger Canadian dollar in 2010 when compared to 2009.

Selling, General and Administrative Expenses

SG&A expenses amounted to $338 million in 2010, a decrease of $7 million, or 2%, compared to SG&A expenses of $345 million in 2009. This decrease in SG&A is primarily due to a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans. These factors were partially offset by the negative impact of a stronger Canadian dollar in 2010 when compared to 2009.

Other Operating Loss (Income)

Other operating loss amounted to $20 million in 2010, a decrease in other operating income of $517 million compared to other operating income of $497 million in 2009. This decrease in other operating income is primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $25 million recognized in 2010 compared to $498 million recognized in 2009 as well as due to a loss on sale of our Wood business of $50 million recorded in 2010, partially offset by a gain on sale of our Woodland, Maine market pulp mill of $10 million recorded in 2010.

Operating Income

Operating income in 2010 amounted to $603 million, a decrease of $12 million compared to operating income of $615 million in 2009, in part due to the factors mentioned above, partially offset by lower closure and restructuring costs due to the closure of one paper machine at our Plymouth pulp and paper mill in the first quarter of 2009 and the subsequent announcement in the fourth quarter of 2009 of its conversion to 100% fluff pulp production. The decrease in operating income was also partially offset by an aggregate $50 million charge in 2010 for impairment and write-down of property, plant and equipment, compared to a $62 million charge in 2009. Additional information about impairment and write-down charges is included under the section “Impairment of Long-Lived assets,” under the caption “Critical Accounting Policies” of this MD&A.

Interest Expense

We incurred $155 million of interest expense in 2010, an increase of $30 million compared to interest expense of $125 million in 2009. This increase in interest expense is primarily due to a charge of $47 million incurred on the repurchase of the 5.375%, 7.125% and 7.875% Notes in 2010, which included tender premiums and fees of $35 million and a net loss on the reversal of a fair value decrement of $12 million, as compared to a gain of $15 million related to the repurchase of the 7.875% Notes in 2009. This increase is partially offset by a lower long-term debt balance outstanding in 2010 compared to 2009.

Income Taxes

For 2010, our income tax benefit amounted to $157 million compared to a tax expense of $180 million for 2009.

During 2010, the Company recorded $25 million of income related to alternative fuel tax credits in Other operating loss (income) on the Consolidated Statement of Earnings (Loss). The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. This income resulted in an income tax benefit of $9 million and an additional liability for uncertain income tax positions of $7 million, both of which impacted the U.S. effective tax rate for 2010. Additionally, the Company recorded a net tax benefit of $127 million from claiming a CBPC in 2010 ($209 million of CBPC net of tax expense of $82 million), which impacted the U.S. effective tax rate. Finally, the Company released the valuation allowance on its Canadian net deferred tax assets during the fourth quarter of 2010. The full $164 million valuation allowance balance that existed at January 1st, 2010 was either utilized during 2010 or reversed at the end of 2010 based on future projected income, which impacted the Canadian and overall consolidated effective tax rate.

As of December 31, 2009, the Company had a valuation allowance of $164 million on its Canadian net deferred tax assets, which primarily consisted of net operating losses, scientific research and experimental development expenditures not previously deducted and un-depreciated tax basis of property, plant, and equipment. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires significant judgment. All available evidence, both positive and negative, is considered when determining whether, based on the weight of that evidence, a valuation allowance is needed. Specifically, we evaluated the following items:

•	Historical income/(losses)—particularly the most recent three-year period

•	Reversals of future taxable temporary differences

•	Projected future income/(losses)

•	Tax planning strategies

•	Divestitures

In our evaluation process, we give the most weight to historical income or losses. During the fourth quarter of 2010, after evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the Canadian net deferred tax assets will be fully realized in the future prior to expiration. Key factors contributing to this conclusion that the positive evidence ultimately outweighed existing negative evidence during the fourth quarter of 2010 included the fact that the Canadian operations, excluding the loss-generating Wood business (sold to a third party on June 30, 2010) and elements of other comprehensive income, went from a three-year cumulative loss position to a three-year cumulative income position during the fourth quarter of 2010; we have been able to demonstrate continual profitability throughout 2010; and are projected to continue to be profitable in the coming years.

During 2009, we recorded a net liability of $162 million for unrecognized income tax benefits associated with the alternative fuel mixture tax credits income. If our income tax positions with respect to the alternative fuel mixture tax credits are sustained, either all or in part, then we would recognize a tax benefit in the future equal to the amount of the benefits sustained. Our tax treatment of the income related to the alternative fuel mixture tax credits resulted in the recognition of a tax benefit of $36 million which impacted the U.S. effective tax rate. This credit expired December 31, 2009. The Canadian effective tax rate was impacted by the additional valuation allowance recorded against new Canadian deferred tax assets in the amount of $29 million during 2009.

Net Earnings

Net earnings amounted to $605 million ($14.00 per common share on a diluted basis) in 2010, an increase of $295 million compared to net earnings of $310 million ($7.18 per common share on a diluted basis) in 2009, mainly due to the factors mentioned above.

FOURTH QUARTER OVERVIEW

For the fourth quarter of 2010, we reported operating income of $155 million, a decrease of $48 million compared to operating income of $203 million in the fourth quarter of 2009. Overall, our core operating results for the fourth quarter of 2010 improved when compared to the fourth quarter of 2009, primarily due to our Paper segment which experienced higher average selling prices as well as due to higher shipments for pulp. These factors were partially offset by lower shipments for paper, higher freight costs, higher maintenance costs and the unfavorable impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program. Other items significantly impacting our operating income comparability include no alternative fuel tax credits recorded in the fourth quarter of 2010 compared to $162 million pre-tax recorded in the fourth quarter of 2009; a decrease in our closure and restructuring costs of $28 million due to our Plymouth pulp and paper mill reorganization in the fourth quarter of 2009; and a $27 million charge for impairment and write-down of property, plant and equipment in the fourth quarter of 2009 primarily associated with the accelerated depreciation of the aforementioned reorganization of our Plymouth pulp and paper mill and an impairment charge related to our Prince Albert facility.

Our effective tax rate benefit in the fourth quarter of 2010 of 158% was primarily impacted by a tax benefit of $127 million from claiming a CBCP as well as a reversal of valuation allowance on Canadian deferred income tax balances of $100 million.

YEAR ENDED DECEMBER 31, 2009 VERSUS

YEAR ENDED DECEMBER 30, 2008

Sales

Sales for 2009 amounted to $5,465 million, a decrease of $929 million, or 15%, from sales of $6,394 million in 2008. The decrease in sales was mainly attributable to lower shipments for paper ($612 million), reflecting softer market demand for uncoated freesheet in our paper business which declined approximately 15% when compared to 2008, lower average selling prices for pulp and paper ($239 million and $30 million, respectively), lower shipments for our wood products and lower average selling prices ($34 million and $15 million, respectively) as well as lower deliveries for our Paper Merchants business. These factors were partially offset by higher shipments for pulp ($117 million) reflecting an increase of 12% when compared to 2008.

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

Depreciation and Amortization

Depreciation and amortization amounted to $405 million in 2009, a decrease of $58 million, or 13%, compared to depreciation and amortization of $463 million in 2008. This decrease is primarily due to the implementation of restructuring activities in 2008 which resulted in impairment charges and write-down of property, plant and equipment in the fourth quarter of 2008 at our Dryden facility as well as impairment charges at our Columbus, Mississippi paper mill and write-down of property, plant and equipment for accelerated depreciation due to the permanent closure of a paper machine in the first quarter of 2009 at our Plymouth pulp and paper. The decrease was also influenced by the favorable impact of a weaker Canadian dollar in 2009 when compared to 2008.

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

During 2009, we recorded a net liability of $162 million for unrecognized income tax benefits associated with the alternative fuel mixture tax credits income. If our income tax positions with respect to the alternative fuel mixture tax credits are sustained, either all or in part, then we would recognize a tax benefit in the future equal to the amount of the benefits sustained. Our tax treatment of the income related to the alternative fuel mixture tax credits resulted in the recognition of a tax benefit of $36 million which impacted the U.S. effective tax rate. This credit expired December 31, 2009. The Canadian effective tax rate was impacted by the additional valuation allowance recorded against new Canadian deferred tax assets in the amount of $29 million.

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

PAPERS

SELECTED INFORMATION	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	(In millions of dollars, unless otherwise noted)
Sales
Total sales	$5,070	$4,632	$5,440
Intersegment sales	(229)	(231)	(276)

	$4,841	$4,401	$5,164
Operating income (loss)	667	650	(369)
Shipments
Paper (in thousands of ST)	3,597	3,757	4,406
Pulp (in thousands of ADMT)	1,662	1,539	1,372

Sales and Operating Income

Sales

Sales in our Papers segment amounted to $4,841 million in 2010, an increase of $440 million, or 10%, compared to sales of $4,401 million in 2009. The increase in sales is mostly attributable to higher average selling prices for paper and higher average selling prices for pulp, as well as higher shipments for pulp of approximately 8%, reflecting stronger market demand for pulp in the first half of 2010. As a result of stronger market demand, we took lower lack-of-order downtime and machine slowdown in 2010 when compared to 2009. These factors were partially offset by lower shipments for paper of approximately 4%, due to the exit from the coated groundwood market with the closure of our Columbus, Mississippi paper mill and due to declining demand.

Sales in our Papers segment amounted to $4,401 million in 2009, a decrease of $763 million, or 15%, compared to sales of $5,164 million in 2008. The decrease in sales is attributable to lower shipments for paper of approximately 15%, reflecting softer market demand for uncoated freesheet paper and coated groundwood, and lower average selling prices for pulp and paper. As a result of softer market demand for uncoated freesheet paper and coated groundwood, we also took higher lack-of-order downtime and machine slowdown in 2009 when compared to 2008, resulting in the availability of more market pulp as pulp shipments increased approximately 12%. As a result of the softer demand for uncoated freesheet paper, we have undertaken several restructuring activities. These activities include the reorganization of our Dryden paper mill at the end of 2007 and its subsequent closure in November 2008, the closure of our Port Edwards paper mill effective at the end of the second quarter of 2008, the closure of one paper machine at our Plymouth pulp and paper mill effective in the first quarter of 2009 and the announcement in October 2009 of its conversion to 100% fluff pulp production, completed in the fourth quarter of 2010.

Operating Income (Loss)

Operating income in our Papers segment amounted to $667 million in 2010, an increase of $17 million, when compared to operating income of $650 million in 2009. Overall, our operating results improved in 2010 when compared to 2009 primarily due to higher average selling prices for our pulp and paper products. Our strategy of maintaining our production levels in line with our customer demand resulted in taking lack-of-order downtime and machine slowdowns of 30,000 tons of paper and nil metric tons of pulp in 2010 compared to 467,000 tons of paper and 261,000 metric tons of pulp in 2009. We saw an improvement in our pulp shipments, which experienced an 8% volume increase compared to 2009. In 2010, we also had lower chemicals and energy costs. These factors were partially offset by the $25 million in alternative fuel tax credits recorded in 2010, compared to the $498 million recorded in 2009 as well as by higher maintenance costs, higher fiber costs, higher freight costs and a negative impact of a stronger Canadian dollar (net of our hedging program). Other items significantly impacting our operating income comparability include net gains on disposals of property, plant and equipment and sale of businesses of $17 million recorded in 2010 compared to net losses of $4 million in 2009 and an aggregate $26 million charge in 2010 attributable to closure and restructuring costs compared to an aggregate $52 million charge in 2009.

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

Pricing Environment

Overall average sales prices in our paper business experienced a small increase in 2010 compared to 2009. Our overall average paper sales prices were higher by $44/ton, or 4%, in 2010 compared to 2009.

Our average pulp sales prices experienced a large increase in 2010 compared to 2009. Our sales price increased by $224/metric ton, or 43%, in 2010 compared to 2009.

Operations

Shipments

Our paper shipments decreased by 160,000 tons, or 4%, in 2010 compared to 2009, primarily due to the closure of our Columbus, Mississippi paper mill.

Our pulp trade shipments increased by 123,000 metric tons, or 8%, in 2010 compared to 2009. The increase in pulp shipments resulted mostly from an increase in market demand for the first half of 2010.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. Although the credit ended at the end of 2009, in 2010, we recorded $25 million of such credits in Other operating loss (income) on the Consolidated Statement of Earnings (Loss) compared to $498 million in 2009. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. We recorded an income tax expense of $7 million in 2010 compared to $162 million in 2009 related to the alternative fuel mixture income. The amounts for the refundable credits are based on the volume of alternative bio fuel mixtures produced and burned during that period.

In 2009, we received a $140 million cash refund and another $368 million cash refund, net of federal income tax offsets, in 2010. Additional information regarding unrecognized tax benefits is included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 9 “Income taxes.”

Labor

We have an umbrella agreement with the United Steelworkers Union (“USW”), expiring in 2012, affecting approximately 3,000 employees at our U.S. locations. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years.

We have four collective agreements that expired in 2010, one of which expired in April at our Windsor facility in Quebec, Canada, which is currently in negotiation with the Confederation of National Trade Unions (“CNTU”), two that expired in May at our Nekoosa, Wisconsin facility, which negotiations have been completed with two ratification agreements, and one that expired in August at our Hawesville, Kentucky facility, for which negotiations are completed and the terms of the USW umbrella agreement applies. At our Kingsport, Tennessee facility, local negotiations with the USW have begun in February 2011 for the agreement that expired at the end of January 2011.

Agreements that expired in 2009 at our Dryden and Espanola facilities in Canada are scheduled for negotiation with the Communication, Energy and Paperworkers Union of Canada (“CEP”). In Espanola, negotiations started in late 2010 while in Dryden, negotiations are delayed at this time. These Canadian collective agreements are unrelated to the umbrella agreement with the USW covering our U.S. locations.

Closure and Restructuring

In 2010, we incurred $76 million of closure and restructuring costs ($114 million in 2009), including the impairment and write-down of property, plant and equipment of $50 million in 2010, compared to $62 million in 2009. For more details on the closure and restructuring costs, refer to Item 8, Financial Statements and Supplementary Data, Note 14, of this Annual Report on Form 10-K.

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

2010

In November 2010, we announced the start up of our new fluff pulp machine in Plymouth, North Carolina, which has an annual production capacity of approximately 444,000 metric tons. The conversion of our Plymouth pulp and paper mill in 2009 is discussed below.

In July 2010, we announced our decision to end all manufacturing activities at our forms converting plant in Cerritos, California. Operations ceased on July 16, 2010. Approximately 50 plant employees were impacted by this decision.

In March 2010, we announced the permanent closure of our coated groundwood paper mill in Columbus, Mississippi. Operations ceased in April 2010. This measure resulted in the permanent curtailment of approximately 238,000 tons of coated groundwood production capacity per year as well as approximately 70,000 metric tons of thermo-mechanical pulp, and affected 219 employees.

2009

Our Prince Albert pulp and paper mill was closed in the first quarter of 2006 and has not been operated since. In December 2009, we decided to dismantle our Prince Albert facility. We removed machinery and equipment from the site and may take further steps to engage the services of demolition contractors and file for a demolition permit, but in the meantime, we are evaluating other options for the site. The dismantling of the paper machine and converting equipment was completed in 2008. As a result of a review of current options for the disposal of the assets of this facility in the fourth quarter of 2009, we revised the estimated net realizable values of the remaining assets and recorded a non-cash write-down of $14 million in the fourth quarter of 2009, related to fixed assets, mainly a turbine and a boiler. The write-down represents the difference between the new estimated liquidation or salvage value of the fixed assets and their carrying values.

In February 2009, we announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, effective at the end of February 2009. This measure resulted in the permanent curtailment of 293,000 tons of paper production capacity per year and affected approximately 185 employees. In October 2009, we announced that we would convert our Plymouth pulp and paper mill to 100% fluff pulp production at a cost of $74 million. Our annual fluff pulp making capacity has increased to 444,000 metric tons. The mill conversion also resulted in the permanent shut down of Plymouth’s remaining paper machine with an annual production capacity of 199,000 tons. The mill conversion helped preserve approximately 360 positions. In connection with this announcement, we recognized $13 million of accelerated depreciation in the fourth quarter of 2009, and a further $39 million of accelerated depreciation over the first nine months of 2010 was recorded in relation to the assets that ceased productive use in October 2010. The remaining assets of this facility have been tested for impairment at the time of this 2009 announcement and no additional impairment charge was required.

Our Woodland pulp mill, which was indefinitely idled in May 2009, was reopened effective June 26, 2009, and substantially all employees were called back to work in June for the restart of pulp production. Our Woodland pulp mill has an annual hardwood production capacity of approximately 398,000 metric tons, and approximately 300 employees were reinstated. The timely benefits from the refundable tax credits for the production and use of alternative bio fuel mixtures, and other important conditions, such as stronger global demand, improving prices and favorable currency exchange rates made the reopening possible. We sold our Woodland pulp mill on September 30, 2010.

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

Other

Natural Resources Canada Pulp and Paper Green Transformation Program

On June 17, 2009, the Government of Canada announced that it was developing a Pulp and Paper Green Transformation Program (“the Green Transformation Program”) to help pulp and paper companies make investments to improve the environmental performance of their Canadian facilities. The Green Transformation Program is capped at CDN$1 billion. The funding of capital investments at eligible mills must be completed no later than March 31, 2012 and all projects are subject to the approval of the Government of Canada.

Eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. Although amounts will not be received until qualifying capital expenditures have been made, we have been allocated $144 million (CDN$143 million) through this Green Transformation Program, of which, $138 million (CDN$137 million) has been approved to date. The funds are to be spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received will be accounted for as an offset to the applicable plant and equipment asset amount. As of December 31, 2010, we have received $51 million (CDN$53 million) mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills.

PAPER MERCHANTS

SELECTED INFORMATION	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	(In millions of dollars)
Sales	$870	$873	$990
Operating income (loss)	(3)	7	8

Sales and Operating Income

Sales

Sales in our Paper Merchants segment amounted to $870 million in 2010, a decrease of $3 million compared to sales of $873 million in 2009. This decrease in sales is mostly attributable to a decrease in shipments of approximately 2%.

Sales in our Paper Merchants segment amounted to $873 million in 2009, a decrease of $117 million compared to sales of $990 million in 2008. This decrease in sales was mostly attributable to softer market demand which resulted in a decrease in shipments of approximately 9%, as well as a decrease in selling prices.

Operating Income (Loss)

Operating loss amounted to $3 million in 2010, a decrease in operating income of $10 million when compared to operating income of $7 million in 2009. The decrease in operating income is attributable to margins temporarily contracting due to supplier price increases, as well as to a decrease in deliveries in 2010 when compared to 2009.

Operating income amounted to $7 million in 2009, a decrease of $1 million when compared to operating income of $8 million in 2008. The decrease in operating income is attributable to a decrease in shipments in 2009 when compared to 2008, and an increase in closure and restructuring costs of $2 million in 2009. The factors were partially offset by lower SG&A costs in 2009 when compared to 2008.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which one expired in 2010, two will expire in 2011 and three will expire in 2013. We have four collective agreements covering four locations in Canada, of which one expired in 2008, one expired in 2009 and two expired in 2010.

WOOD

SELECTED INFORMATION	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	(In millions of dollars, unless otherwise noted)
Sales	$150	$211	$268
Intersegment sales	(11)	(20)	(28)

	139	191	240
Operating loss	(54)	(42)	(73)
Shipments (millions of FBM)	351	574	677
Benchmark prices (1):
Lumber G.L. 2x4x8 stud ($/MFBM)	$348	$259	$280
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	350	270	304

(1)	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sale of Wood business

On June 30, 2010, the Company sold its Wood business to EACOM and exited the manufacturing and marketing of lumber and wood-based value-added products. Domtar has fiber supply agreements in place with its former wood division at its Dryden and Espanola facilities. Since these continuing cash outflows are expected to be significant to the former Wood business, the sale of the Wood business did not qualify as a discontinued operation under ASC 205-20.

Sales

Sales in our Wood segment amounted to $139 million in 2010, a decrease of $52 million, or 27%, compared to sales of $191 million in 2009. The decrease in sales is attributable to a decrease in shipments due to the sale of our Wood business at the end of the second quarter of 2010, partially offset by an increase in sales attributable to higher average selling prices for wood products.

Sales in our Wood segment amounted to $191 million in 2009, a decrease of $49 million, or 20%, compared to sales of $240 million in 2008. The decrease in sales is attributable to the slowdown in the U.S. housing industry which resulted in lower average selling prices and lower shipments for wood products.

Operating Loss

Operating loss in the Wood segment amounted to $54 million in 2010, an increase of $12 million compared to an operating loss of $42 million in 2009, mostly attributable to the loss on sale of our Wood business of $50 million recorded in the second quarter of 2010, partially offset by higher margins.

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

STOCK-BASED COMPENSATION EXPENSE

In May 2010, a number of new equity awards were granted, consisting of restricted stock units, non-qualified stock options and performance stock options, which are subject to service and performance conditions.

For the year ended December 31, 2010, compensation expense recognized in our results of operations was approximately $25 million, for all of the outstanding awards, compared to $27 million in 2009. Compensation costs not yet recognized amounted to approximately $22 million in 2010 (2009—$21 million), and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $700 million is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

Our ability to make payments on and to refinance our indebtedness, including debt we could incur under the credit facility and outstanding Domtar Corporation notes, and for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facility and debt indentures, as well as terms of any future indebtedness, impose, or may impose, various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Operating Activities

Cash flows provided from operating activities totaled $1,166 million in 2010, a $374 million increase compared to cash flows provided from operating activities of $792 million in 2009. This increase in cash flows provided from operating activities is primarily related to the $368 million cash received in the second quarter of 2010, recorded as a receivable in 2009, with regards to the alternative fuel tax credits, as well as increased profitability. This is partially offset by a lower source of cash in 2010 as a result of a higher decrease in inventory levels in 2009 than in 2010 and an increase in our pension and post-retirement contributions over expenses of $59 million.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows provided from investing activities in 2010 amounted to $58 million, a $143 million increase compared to cash flows used for investing activities of $85 million in 2009. This increase in cash flows provided from investing activities is primarily related to the proceeds from the sale of our Woodland, Maine mill of $64 million and to the proceeds from disposal of our Wood business of $121 million, offset by higher capital spending of $47 million in 2010 when compared to 2009.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2011, excluding the spending under the Natural Resources Canada Pulp and Paper Green Transformation Program, for which we expect to be reimbursed.

Financing Activities

Cash flows used for financing activities totaled $1,018 million in 2010 compared to cash flows used for financing activities of $414 million in 2009. This $604 million increase in cash flows used for financing activities is mainly attributable to the repurchase of our 7.875% Notes of $135 million in the fourth quarter of 2010, the repayment in full of our tranche B term loan of $336 million, the repurchase of $238 million of our 5.375% Notes due 2013 and $187 million of our 7.125% Notes due 2015 pursuant to a cash tender offer in the second quarter of 2010. In addition, we used $44 million for a common stock repurchase, $35 million for debt repurchase premiums and fees and $21 million for dividend payments. This compares to the repurchase of approximately $400 million of our 7.875% Notes due 2011, the repurchase of approximately $38 million of our 5.375% Notes due 2013, the issuance of long-term debt of $385 million, the repayment of $270 million of our tranche B term loan and the repayment of borrowings under our revolving credit facility in 2009.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $320 million at December 31, 2010, compared to $1,431 million at December 31, 2009. The $1,111 million decrease in net indebtedness is primarily due to a higher cash level, as well as the repurchase of our 7.875% Notes due 2011 of $135 million in the fourth quarter of 2010, the repayment in full of our tranche B term loan of $336 million and the repurchase of $238 million of our 5.375% Notes due 2013 and $187 million of our 7.125% Notes due 2015 pursuant to a cash tender offer in the second quarter of 2010.

Our Credit Agreement consists of a $750 million senior secured revolving credit facility. No amounts were drawn and outstanding at December 31, 2010 (2009—$6 million recorded in bank indebtedness). At December 31, 2010, we had outstanding letters of credit amounting to $50 million under this credit facility (2009—$53 million). The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

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

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. At December 31, 2010, we were in compliance with our covenants.

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

Receivables Securitization

The Company uses securitization of certain receivables to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The Company’s securitization program consists of the sale of our domestic receivables to a bankruptcy remote consolidated subsidiary which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables. The program normally allows the daily sale of new receivables to replace those that have been collected. We retain a subordinated interest which is included in Receivables on the Consolidated Balance Sheets and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value. Fair value is determined on a discounted cash flow basis. The Company retains responsibility for servicing the receivables sold but does not record a servicing asset or liability as the fees received by the Company for this service approximate the fair value of the services rendered.

The program contains provisions restricting its availability if certain termination events occur related to receivable performance or if a default occurs under our credit facility.

In November 2010, the agreement governing this receivables securitization program was amended and extended to mature in November 2013. The available proceeds that may be received under the program are limited to $150 million. At December 31, 2010 no amounts were outstanding under the program (2009—$20 million). The accounting treatment with respect to the transfers of such receivables has changed in January 2010 with the amendment of the “Transfer and Servicing” topic issued by the FASB, please refer to Item 8, Financial Statements and Supplementary Data, Note 2, of this Annual Report on Form 10-K for additional information. Sales of receivables under this program are accounted for as secured borrowings in 2010 and were accounted for as off balance sheet financing in 2009. Before 2010, gains and losses on securitization of receivables were calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds upon sale and the fair value of the retained subordinated interest in such receivables on the date of the transfer.

In 2010, a net charge of $2 million (2009—$2 million; 2008—$5 million) resulted from the programs described above and was included in Interest expense in the Consolidated Statements of Earnings (Loss). The net cash outflow in 2010, from the reduction of senior beneficial interest under the program was $20 million (2009—$90 million).

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the Transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of December 31, 2010, there were 812,694 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2010, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions has been recorded. These indemnifications have not yielded significant expenses in the past.

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

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2010, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $121 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $111 million (CDN$110 million).

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2010:

CONTRACTUAL OBLIGATIONS

CONTRACT TYPE	2011	2012	2013	2014	2015	THEREAFTER	TOTAL
	(in million of dollars)
Notes	—	—	$74	—	$213	$525	$812
Capital leases	3	4	3	4	3	15	32

Long-term debt	3	4	77	4	216	540	844
Operating leases	25	17	11	9	4	5	71
Liabilities related to uncertain tax benefits (1)	—	—	—	—	—	—	242

Total obligations	$28	$21	$88	$13	$220	$545	$1,157

COMMERCIAL OBLIGATIONS

COMMITMENT TYPE	2011	2012	2013	2014	2015	THEREAFTER	TOTAL
	(in million of dollars)
Other commercial commitments (2)	$83	$24	$4	$3	$3	$4	$121

(1)	We have recognized total liabilities related to uncertain tax benefits of $242 million as of December 31, 2010. The timing of payments, if any, related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

(2)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum of $53 million to the pension plans in 2011.

For 2011 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Change Implemented in 2010

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

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company adopted the new requirements on January 1, 2010. Upon adoption, the new guidance resulted in an increase in Subordinated interest in securitized receivables of $20 million presented in Receivables and a corresponding increase in Long-term debt due within one year in the Consolidated Balance Sheet.

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

These modifications are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the new required disclosures effective January 1st, 2010 and does not anticipate the new Level 3 disclosure requirements to have a significant impact when adopted.

Stock Compensation

In April 2010, the FASB issued an update to Compensation—Stock Compensation, which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This Update clarifies that those employee share-based payment awards should not be considered to contain a condition that is not a market, performance, or service condition and therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

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

Environmental Matters and Other Asset Retirement Obligations

Environmental expenditures for effluent treatment, air emission, landfill operation and closure, asbestos containment and removal, bark pile management, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, we incur certain operating costs for environmental matters that are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted, except for a portion which is discounted due to more certainty with respect to timing of expenditures, and is recorded when remediation efforts are probable and can be reasonably estimated.

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

In 2010, our operating expenses for environmental matters amounted to $62 million ($71 million in 2009).

We made capital expenditures for environmental matters of $3 million in 2010, excluding the $51 million spent under the Pulp and Paper Green Transformation Program, which was reimbursed by the Government of Canada ($2 million in 2009, $4 million in 2008) for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. The EPA has proposed several standards related to emissions from boilers and process heaters included in our manufacturing processes. These standards are referred to as Boiler MACT. A final rule was released in late February 2011, however, the EPA has provided for a process referred to as “reconsideration” for certain portions of the final rule, thus delaying enactment and making uncertain what actions the agency will take with those portions of the rule subject to reconsideration. Compliance with Boiler MACT will be required three years after a final rule is enacted.

It is apparent that owners and operators of boilers will be required to address multiple industrial boilers and process heaters in order to comply with the final rule. Until a final rule is enacted, it is not possible to provide an estimated cost of compliance, but compliance may have a significant impact on our results of operations, financial position or cash flows.

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The hearing scheduled for January 2011 was cancelled with no alternative date scheduled as of yet. The relevant government authorities are reviewing several plans and a decision is expected in the first quarter of 2011. The Company has recorded an environmental reserve to address the estimated exposure.

While we believe that we have determined the costs for environmental matters likely to be incurred, based on known information, our ongoing efforts to identify potential environmental concerns that may be associated with the properties may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time. For example, changes in climate change regulation—See Part I, Item 3, Legal Proceedings, under the caption “Climate change regulation.”

At December 31, 2010, we had a provision of $107 million ($111 million at December 31, 2009) for environmental matters and other asset retirement obligations. Certain of these amounts have been discounted due to more certainty of the timing of expenditures. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, we believe that such additional remediation costs would not have a material adverse effect on our financial position, results of operations or cash flows.

At December 31, 2010, anticipated undiscounted payments in each of the next five years are as follows:

	2011	2012	2013	2014	2015	THEREAFTER	TOTAL
	(in millions of dollars)
Environmental provision and other asset retirement obligations	$28	$42	$4	$5	$2	$75	$156

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

Our intangible assets are stated at cost less accumulated amortization, including any applicable intangible asset impairment write-down. Water rights, customer relationships, trade names and a supplier agreement are amortized on a straight-line basis over their estimated useful lives of 40 years, 17 years, 7 years and 5 years, respectively. Power purchase agreements are amortized on a straight-line basis over the term of the contract. The weighted-average amortization period is 25 years for power purchase agreements.

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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. A change of one year in the composite estimated useful life of our fixed asset base would impact annual depreciation and amortization expense by approximately $18 million. In 2010, we recorded depreciation and amortization expense of $395 million compared to $405 million in 2009. At December 31, 2010, we had property, plant and equipment with a net book value of $3,767 million ($4,129 million in 2009) and intangible assets, net of amortization of $56 million ($85 million in 2009).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the long-lived assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the long-lived assets exceeds their estimated undiscounted future cash flows in order to assess if the assets are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets, a Step II impairment test must be carried out to determine the impairment charge. In Step II, long-lived assets are written down to their estimated fair values. Given that there is generally no readily available quoted value for our long-lived assets, we determine fair value of our long-lived assets using the estimated discounted future cash flow (“DCF”) expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The DCF in Step II is based on the undiscounted cash flows in Step I.

Plymouth Pulp and Paper Mill—Conversion to Fluff Pulp

As a result of the decision to permanently shut down the remaining paper machine and convert our Plymouth facility to 100% fluff pulp production in the fourth quarter of 2009, we recognized, under Impairment and write-down of property, plant and equipment, $39 million of accelerated depreciation in 2010 in addition to $13 million in the fourth quarter of 2009 and a $1 million write-down for the related paper machine in 2010.

Given the substantial change in use of the pulp and paper mill, we conducted a Step I impairment test in the fourth quarter of 2009 and concluded that the recognition of an impairment loss for the Plymouth mill’s long-lived assets was not required as the aggregate estimated undiscounted future cash flows exceeded the carrying value of the asset group of $336 million at the time of the announcement by a significant amount.

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

Plymouth Pulp and Paper Mill—Closure of Paper Machine

In the first quarter of 2009, we announced that we would permanently reduce our paper manufacturing at our Plymouth pulp and paper mill, by closing one of the two paper machines comprising the mill’s paper production unit. As a result, at the end of February 2009, there was a curtailment of 293,000 tons of the mill’s paper production capacity and the closure affected approximately 185 employees and a $35 million accelerated depreciation charge was recorded in the first quarter of 2009 for the related plant and equipment. Given the closure of the paper machine, we conducted a Step I impairment test on our Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

Columbus Paper Mill

On March 16, 2010, we announced that we would permanently close our coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected 219 employees. We recorded a $9 million write-down for the related fixed assets under Impairment and write-down of property, plant and equipment and $16 million of other charges under Closure and restructuring costs, refer to Item 8, Financial Statements and Supplementary Data, Note 14, of this Annual Report on Form 10-K. Operations ceased in April 2010.

During the fourth quarter of 2008, we were informed that beginning in early 2009, our Columbus, paper mill would cease to benefit from a favorable power purchase agreement. This change in circumstances impacted the profitability outlook for the foreseeable future and triggered the need for a Step I impairment test of the fixed assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

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

Cerritos

During the second quarter of 2010, we decided to close the Cerritos, Califonia forms converting plant, and recorded a $1 million write-down for the related assets under Impairment and write-down of property, plant and equipment and $1 million in severance and termination costs under Closure and restructuring costs, refer to Item 8, Financial Statements and Supplementary Data, Note 14, of this Annual Report on Form 10-K. Operations ceased on July 16, 2010.

Prince Albert Pulp Mill

As a result of a review of current options for the disposal of the assets of this facility in the fourth quarter of 2009, we revised the estimated net realizable values of the remaining assets and recorded a non-cash write-down of $14 million, related to fixed assets, primarily a turbine and a boiler. The write-down represented the difference between the new estimated liquidation or salvage value of the fixed assets and their carrying values.

Dryden Pulp and Paper Mill

In the fourth quarter of 2008, as a result of the decision to permanently shut down the remaining paper machine and converting center of the Dryden mill, we wrote-down these assets to their estimated recoverable amount via a non-cash impairment change of $11 million. Given the substantial change in use of the pulp and paper mill, we conducted a Step I impairment test on the remaining Dryden pulp mill operation’s fixed assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, the forecasted exchange rate for the U.S. dollar and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

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

Former Wood Segment

In the fourth quarter of 2009 and 2008, we conducted an impairment test on the fixed assets and intangible assets (“the Asset Group”) of the former Wood reportable segment. The need for such test was triggered by operating losses sustained by the segment in 2007, 2008 and 2009, as well as short-term forecasted operating losses.

We completed the Step I impairment test during each period and concluded that the recognition of an impairment loss for the former Wood reportable segment’s long-lived assets was not required as the aggregate estimated undiscounted future cash flows exceeded the carrying value of the Asset Group of $161 million by a significant amount.

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

The following table summarizes the approximate impact that a change in certain key assumptions would have on the estimated undiscounted future cash flows at December 31, 2009, while holding all other assumptions constant:

Key Assumptions	Increase of	Approximate impact on the undiscounted cash flows
		(In millions of dollars)
Foreign exchange rates ($US to $CDN)	$0.01	($30)
Lumber pricing	$5 /MFBM	32

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

Lebel-sur-Quévillon Pulp Mill and Sawmill

Pursuant to the decision in the fourth quarter of 2008 to permanently shut down the Lebel-sur-Quévillon pulp mill and sawmill of the Papers and former Wood segments, respectively, we have recorded a non-cash write-down of $4 million related to fixed assets at both locations consisting mainly of a turbine, a recovery system and saw lines. The write-down represented the difference between the estimated liquidation or salvage value of the fixed assets and their carrying values.

White River Sawmill

In the fourth quarter of 2008, the net assets of the White River sawmill of the former Wood segment were held for sale and measured at the lower of its carrying value or estimated fair value less cost to sell. The fair value was determined by analyzing values assigned to it in a current potential sale transaction together with conditions prevailing in the markets where the sawmill operated. Pursuant to such analysis, non-cash write-downs amounting to $8 million related to fixed assets and $4 million related to intangible assets were recorded in the fourth quarter of 2008 to reflect the difference between their respective estimated fair values less cost to sell and their carrying values. The sawmill was sold in June 2009 and we recorded a gain of $1 million related to the transaction.

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

Key Assumptions

The various valuation techniques used in Steps I and II incorporate a number of assumptions that we believed to be reasonable and to reflect forecasted market conditions at the valuation date. Assumptions in estimating future cash flows were subject to a high degree of judgement. We made all efforts to forecast future cash flows as accurately as possible with the information available at the time a forecast was made. To this end, we evaluated the appropriateness of our assumptions as well as our overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating those differences therein were reasonable. Key assumptions related to: prices trends, material and energy costs, the discount rate, rate of decline of demand, the terminal growth rate, and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were used in order to develop projections for the forecast period. Examples of such benchmarks and other assumptions included:

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

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to our contribution. Pension expense was $25 million for the year ended December 31, 2010 ($24 million in 2009 and $21 million in 2008).

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

An expected rate of return on plan assets of 7.0% was considered appropriate by our management for the determination of pension expense for 2010. Effective January 1, 2011, we will use 6.75% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2010 for pension plans were estimated at 5.5% for the accrued benefit obligation and 6.3% for the net periodic benefit cost for 2010 and for post-retirement benefit plans were estimated at 5.5% for the accrued benefit obligation and 6.4% for the net periodic benefit cost for 2010.

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the accrued benefit obligation and 2.9% for the net periodic benefit cost) and for post-retirement benefits (set at 2.8% for the accrued benefit obligation and 2.8% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For measurement purposes, a 6.2% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. The rate was assumed to decrease gradually to 4.1% by 2028 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the accrued pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2011. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

SENSITIVITY ANALYSIS

	PENSION		OTHER POST-RETIREMENT BENEFIT
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST
	(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	($13)	N/A	N/A
1% decrease	N/A	13	N/A	N/A
Discount rate
Impact of:
1% increase	($177)	(12)	($12)	($1)
1% decrease	202	17	15	1
Assumed overall health care cost trend
Impact of:
1% increase	N/A	N/A	4	—
1% decrease	N/A	N/A	(8)	(1)

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

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2010:

ALLOCATION OF PLAN ASSETS at December 31	TARGET ALLOCATION	PERCENTAGE PLAN ASSETS AT DECEMBER 31, 2010	PERCENTAGE PLAN ASSETS AT DECEMBER 31, 2009
	(in %)
Fixed income
Cash and cash equivalents	0% – 10%	3%	8%
Bonds	53% – 63%	58%	51%

Equity
Canadian equity	7% – 15%	11%	13%
U.S. equity	7% – 17%	14%	17%
International equity	13% – 23%	14%	11%

Total (1)		100%	100%

(1)	Approximately 88% of the pension plan assets relate to Canadian plans and 12% relate to U.S. plans.

Our funding policy is to contribute annually the amount required to provide for benefits earned in the year, to fund both solvency deficiencies and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefit payments. We expect to contribute a minimum total amount of $53 million in 2011 compared to $161 million in 2010 (2009—$130 million) to the pension plans. The payments made in 2010 to the other post-retirement benefit plans amounted to $8 million (2009—$8 million).

The estimated future benefit payments from the plans for the next ten years at December 31, 2010 are as follows:

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS	PENSION PLANS	OTHER POST- RETIREMENT BENEFIT PLANS
	(in millions of dollars)
2011	$101	$7
2012	101	7
2013	130	7
2014	106	8
2015	108	7
2016 – 2020	596	37

Asset Backed Commercial Paper

At December 31, 2010, Domtar Corporation’s Canadian defined benefit pension funds held asset backed commercial paper (“ABCP”) valued at $214 million (CDN$213 million). At December 31, 2009, the plans held ABCP investments valued at $205 million (CDN$214 million). During 2010, the total value of the notes benefited from an increase in the value of the Canadian dollar of $9 million, and an increase in market value of $20 million (CDN$21 million). Repayments and sales in 2010 totalled $20 million (CDN$21 million).

Most of these investments (90% of the market value (2009—91% of the market value) were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009, while the remainder are in conduits restructured outside the Montreal Accord or subject to litigation between the sponsor and the credit counterparty.

There is no active, liquid quoted market for the ABCP held by the Company’s pension plan. The fair value of the ABCP notes is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for new notes as at December 31, 2010.

The largest conduit owned by the pension plans in the Montreal Accord consists mainly of collateral investments that back credit default derivatives that protect counterparties against credit defaults above a specified threshold on different portfolios of corporate credits. The valuation methodology was based upon determining an appropriate credit spread for each class of notes based upon the implied protection level provided by each class against potential credit defaults. This was done by comparison to spreads for an investment grade credit default index and the comparable tranches within the index for equivalent credit protection. In addition, a liquidity premium of 1.75% was added to this spread. The resulting spread was used to calculate the present value of all such notes, based upon the anticipated maturity date. An additional discount of 2.5% was applied to reflect uncertainty over collateral values held to support the derivative transactions. An increase in the discount rate of 1% would reduce the value by $7 million (CDN$7 million) for these notes.

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

As of December 31, 2009, the Company had a valuation allowance of $164 million on its Canadian net deferred tax assets, which primarily consisted of net operating losses, scientific research and experimental development expenditures not previously deducted and un-depreciated tax basis of property, plant, and equipment. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires significant judgment. All available evidence, both positive and negative, is considered when determining whether, based on the weight of that evidence, a valuation allowance is needed. Specifically, we evaluated the following items:

•	Historical income/(losses)—particularly the most recent three-year period

•	Reversals of future taxable temporary differences

•	Projected future income/(losses)

•	Tax planning strategies

•	Divestitures

In our evaluation process, we give the most weight to historical income or losses. During the fourth quarter of 2010, after evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the Canadian net deferred tax assets will be fully realized in the future prior to expiration. Key factors contributing to this conclusion that the positive evidence ultimately outweighed the existing negative evidence during the fourth quarter of 2010 included the fact that the Canadian operations, excluding the loss-generating Wood business (sold to a third party on June 30, 2010) and elements of other comprehensive income, went from a three-year cumulative loss position to a three-year cumulative income position during the fourth quarter of 2010; we have been able to demonstrate continual profitability throughout 2010 and are projected to continue to be profitable in the coming years.

Our short-term deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, as well as a portion of our net operating loss carry forwards and available tax credits. The majority of these items are expected to be utilized or paid out over the next year. Our long-term deferred tax assets and liabilities are mainly composed of temporary differences pertaining to plant, equipment, pension and post-retirement liabilities, the remaining portion of net operating loss carry forwards and other items. Estimating the ultimate settlement period requires judgment and our best estimates. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, American and Canadian tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to the Company and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2010, we had gross unrecognized tax benefits of $242 million. If our income tax positions with respect to the alternative fuel mixture tax credits are sustained, either all or in part, then we would recognize a tax benefit in the future equal to the amount of the benefits sustained. Our tax treatment of the income related to the alternative fuel mixture tax credits resulted in the recognition of a tax benefit of $2 million in 2010 ($36 million in 2009) which impacted the U.S. effective tax rate. This credit expired December 31, 2009. Refer to Item 8, Financial Statements and Supplementary Data, Note 9, of this Annual Report on Form 10-K for detail on the unrecognized tax benefits.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. In 2010, we recorded $25 million of such credits in Other operating loss (income) on the Consolidated Statement of Earnings (Loss) compared to $498 million in 2009. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. We recorded an income tax expense of $7 million in 2010 compared to $162 million in 2009 related to the alternative fuel mixture income. The amounts for the refundable credits are based on the volume of alternative bio fuel mixtures produced and burned during that period. The credit expired December 31, 2009.

In 2009, we received a $140 million cash refund and another $368 million cash refund, net of federal income tax offsets, in 2010. Additional information regarding unrecognized tax benefits is included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 9 “Income taxes.”

Cellulosic Biofuel Credit

In July 2010, the IRS Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulose biofuel sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer credit (“CBPC”) and will not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 will qualify for the $1.01 non-refundable CBPC.

A taxpayer will be able to claim the credit on its federal income tax return for the 2009 tax year upon the receipt of a letter of registration from the IRS and any unused CBPC may be carried forward until 2015 to offset a portion of federal taxes otherwise payable.

We have approximately 207 million gallons of cellulose biofuel that qualifies for this CBPC for which we have not previously made claims under the Alternative Fuel Mixture Credit (“AFMC”) that represents approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we are successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFMC and CBPC could be claimed in the same year for different volumes of black liquor. In November 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in income tax expense (benefit) on the Consolidated Statement of Earnings (Loss). As of December 31, 2010, approximately $170 million of this credit remains to offset future U.S. federal income tax liability.

Closure and Restructuring Costs

Closure and restructuring costs are recognized as liabilities in the period when they are incurred and are measured at their fair value. For such recognition to occur, management, with the appropriate level of authority, must have approved and committed to a firm plan and appropriate communication to those affected must have occurred. These provisions may require an estimation of costs such as severance and termination benefits, pension and related curtailments, environmental remediation, and may also include expenses related to demolition, training and outplacement. Actions taken may also require an evaluation of any remaining assets to determine the required write-downs, if any, and a review of estimated remaining useful lives which may lead to accelerated depreciation expense.

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring costs are based on management’s best estimates of future events at December 31, 2010. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital write-downs may be required in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products: (1)
Papers
20-lb repro bond, 92 bright (copy)	$13
50-lb offset, rolls	1
Other	21
Pulp—net position	14

Foreign exchange, excluding depreciation and amortization (US $0.01 change in relative value to the Canadian dollar before hedging)	10

Energy (2)
Natural gas: $0.25/MMBtu change in price before hedging	4
Crude oil: $10/barrel change in price before hedging	1

(1)	Based on estimated 2011 capacity (ST or ADMT).

(2)	Based on estimated 2011 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

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

INTEREST RATE RISK

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents, bank indebtedness, bank credit facility and long-term debt. We may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts.

CREDIT RISK

We are exposed to credit risk on the accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit histories before granting credit and conduct regular reviews of existing customers’ credit performance. As at December 31, 2010 and December 31, 2009, we had no customer that represented more than 10% of our receivables, prior to the effect of receivables securitization.

We are also exposed to credit risk in the event of non-performance by counterparties to our financial instruments. We minimize this exposure by entering into contracts with counterparties that we believe to be of high credit quality. Collateral or other security to support financial instruments subject to credit risk is usually not obtained. We regularly monitor the credit standing of counterparties. Additionally, we are exposed to credit risk in the event of non-performance by our insurers. We minimize our exposure by doing business only with large reputable insurance companies.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2010 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2011	2012	2013
Natural gas	6,690,000	MMBTU	(1)	$40	29%	11%	3%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of December 31, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the year ended December 31, 2010 resulting from hedge ineffectiveness (2009—nil).

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

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2010 to hedge forecasted purchases:

			Percentage of CDN denominated forecasted expenses, net of revenues, under contracts for
Contract		Notional contractual value	2011
Currency options purchased	CDN	$400	50%
Currency options sold	CDN	$400	50%

The currency options are fully effective as at December 31, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the year ended December 31, 2010 resulting from hedge ineffectiveness (2009—nil).

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Domtar Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 25, 2011

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
Sales	5,850	5,465	6,394
Operating expenses
Cost of sales, excluding depreciation and amortization	4,417	4,472	5,225
Depreciation and amortization	395	405	463
Selling, general and administrative	338	345	400
Impairment and write-down of property, plant and equipment (NOTE 3)	50	62	383
Impairment of goodwill and intangible assets (NOTE 3)	—	—	325
Closure and restructuring costs (NOTE 14)	27	63	43
Other operating loss (income), net (NOTE 7)	20	(497)	(8)

	5,247	4,850	6,831

Operating income (loss)	603	615	(437)
Interest expense, net (NOTE 8)	155	125	133

Earnings (loss) before income taxes	448	490	(570)
Income tax (benefit) expense (NOTE 9)	(157)	180	3

Net earnings (loss)	605	310	(573)

Per common share (in dollars) (NOTE 5)
Net earnings (loss)
Basic	14.14	7.21	(13.33)
Diluted	14.00	7.18	(13.33)
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	42.8	43.0	43.0
Diluted	43.2	43.2	43.0

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	December 31, 2010	December 31, 2009
	$	$
Assets
Current assets
Cash and cash equivalents	530	324
Receivables, less allowances of $7 and $8	601	536
Inventories (NOTE 10)	648	745
Prepaid expenses	28	46
Income and other taxes receivable	78	414
Deferred income taxes (NOTE 9)	115	137

Total current assets	2,000	2,202
Property, plant and equipment, at cost	9,255	9,575
Accumulated depreciation	(5,488)	(5,446)

Net property, plant and equipment (NOTE 11)	3,767	4,129
Intangible assets, net of amortization (NOTE 12)	56	85
Other assets (NOTE 13)	203	103

Total assets	6,026	6,519

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	23	43
Trade and other payables (NOTE 16)	678	686
Income and other taxes payable	22	31
Long-term debt due within one year (NOTE 17)	2	11

Total current liabilities	725	771
Long-term debt (NOTE 17)	825	1,701
Deferred income taxes and other (NOTE 9)	924	1,019
Other liabilities and deferred credits (NOTE 18)	350	366

Commitments and contingencies (NOTE 20)

Shareholders’ equity
Common stock (NOTE 19) $0.01 par value; authorized 2,000,000,000 shares; issued: 42,300,031 and 42,062,408 shares	—	—
Treasury stock (NOTE 19) $0.01 par value; 664,857 and nil shares	—	—
Exchangeable shares (NOTE 19) No par value; unlimited shares authorized; issued and held by nonaffiliates: 812,694 and 982,321 shares	64	78
Additional paid-in capital	2,791	2,816
Retained earnings (accumulated deficit)	357	(216)
Accumulated other comprehensive loss	(10)	(16)

Total shareholders’ equity	3,202	2,662

Total liabilities and shareholders’ equity	6,026	6,519

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		$	$	$	$	$	$
Balance at December 30, 2007	515.4	5	293	2,573	47	279	3,197
Conversion of exchangeable shares	—	—	(155)	155	—	—	—
Issuance of common shares	0.1	—	—	1	—	—	1
Stock-based compensation	—	—	—	14	—	—	14
Net loss	—	—	—	—	(573)	—	(573)
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $3	—	—	—	—	—	(77)	(77)
Less: Reclassification adjustments for losses included in net loss, net of tax of nil						25	25
Foreign currency translation adjustments	—	—	—	—	—	(392)	(392)
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax	—	—	—	—	—	(53)	(53)
Amortization of prior service costs	—	—	—	—	—	1	1

Balance at December 31, 2008	515.5	5	138	2,743	(526)	(217)	2,143

Conversion of exchangeable shares	—	—	(60)	60	—	—	—
Reverse stock split (12:1)	(472.5)	(5)	—	5	—	—	—
Stock-based compensation	—	—	—	8	—	—	8
Net earnings	—	—	—	—	310	—	310
Net derivative gains on cash flow hedges:
Net gain arising during the period, net of tax of $2	—	—	—	—	—	51	51
Less: Reclassification adjustments for losses included in net earnings, net of tax of $1	—	—	—	—	—	18	18
Foreign currency translation adjustments	—	—	—	—	—	206	206
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax	—	—	—	—	—	(74)	(74)

Balance at December 31, 2009	43.0	—	78	2,816	(216)	(16)	2,662

Conversion of exchangeable shares	—	—	(14)	14	—	—	—
Stock-based compensation	0.1	—	—	5	—	—	5
Net earnings	—	—	—	—	605	—	605
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $3	—	—	—	—	—	(4)	(4)
Less: Reclassification adjustments for gains included in net earnings, net of tax of $(1)	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	—	66	66
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax	—	—	—	—	—	(54)	(54)
Stock repurchase	(0.7)	—	—	(42)	—	—	(42)
Cash dividends	—	—	—	—	(32)	—	(32)
Other	—	—	—	(2)	—	—	(2)

Balance at December 31, 2010	42.4	—	64	2,791	357	(10)	3,202

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
Operating activities
Net earnings (loss)	605	310	(573)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	395	405	463
Deferred income taxes and tax uncertainties (NOTE 9)	(174)	157	(42)
Impairment and write-down of property, plant and equipment (NOTE 3)	50	62	383
Impairment of goodwill and intangible assets (NOTE 3)	—	—	325
Loss (gain) on repurchase of long-term debt and debt restructuring costs	47	(12)	(11)
Net losses (gains) on disposals of property, plant and equipment and sale of businesses and trademarks	33	(7)	(9)
Stock-based compensation expense	5	8	16
Other	(2)	16	12
Changes in assets and liabilities, excluding the effects of sale of business
Receivables	(73)	(55)	7
Inventories	39	261	(85)
Prepaid expenses	6	(3)	(19)
Trade and other payables	(11)	38	(117)
Income and other taxes	344	(357)	13
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(120)	(61)	(141)
Other assets and other liabilities	22	30	(25)

Cash flows provided from operating activities	1,166	792	197

Investing activities
Additions to property, plant and equipment	(153)	(106)	(163)
Proceeds from disposals of property, plant and equipment and sale of trademarks	26	21	35
Proceeds from sale of businesses and investments	185	—	—
Business acquisition—joint venture	—	—	(12)

Cash flows provided from (used for) investing activities	58	(85)	(140)

Financing activities
Dividend payments	(21)	—	—
Net change in bank indebtedness	(19)	—	(24)
Change of revolving bank credit facility	—	(60)	10
Issuance of long-term debt	—	385	—
Repayment of long-term debt	(898)	(725)	(95)
Debt issue and tender offer costs	(35)	(14)	—
Stock repurchase	(44)	—	—
Prepaid and premium on structured stock repurchase, net	2	—	—
Other	(3)	—	—

Cash flows used for financing activities	(1,018)	(414)	(109)

Net increase (decrease) in cash and cash equivalents	206	293	(52)
Translation adjustments related to cash and cash equivalents	—	15	(3)
Cash and cash equivalents at beginning of year	324	16	71

Cash and cash equivalents at end of year	530	324	16

Supplemental cash flow information
Net cash payments for:
Interest	107	125	120
Income taxes paid (refund)	28	(20)	49

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar Corporation was incorporated on August 16, 2006, for the sole purpose of holding the Weyerhaeuser Fine Paper Business and consummating the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. (the “Transaction”). The Weyerhaeuser Fine Paper Business was owned by Weyerhaeuser Company (“Weyerhaeuser”) prior to the completion of the Transaction on March 7, 2007. Domtar Corporation had no operations prior to March 7, 2007 when, upon the completion of the Transaction, it became an independent public holding company.

Domtar is an integrated manufacturer and marketer of uncoated freesheet paper with paper, pulp and converting facilities in the United States and Canada. The Company owns Ariva (previously Domtar Distribution Group), which involves the purchasing, warehousing, sale and distribution of various paper products made by Domtar and by other manufacturers. The Company also produced lumber and other specialty and industrial wood products up until the sale of the Wood business on June 30, 2010.

ACCOUNTING PRINCIPLES

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Domtar Corporation and its controlled subsidiaries. Significant intercompany transactions have been eliminated on consolidation.

To conform with the basis of presentation adopted in the current period, certain figures previously reported have been reclassified.

USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates and assumptions, including but not limited to those related to environmental matters, useful lives, impairment of long-lived assets, pension and other employee future benefit plans, income taxes, closure and restructuring costs, commitments and contingencies and asset retirement obligations, based on currently available information. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

The local currency is considered the functional currency for the Company’s operations outside the United States. Foreign currency denominated assets and liabilities are translated into U.S. dollars at the rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. All gains and losses arising from the translation of the financial statements of these foreign subsidiaries are included in Accumulated other comprehensive loss, a component of Shareholders’ equity. Foreign currency transaction gain and losses are included in operations in the period they occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Domtar Corporation recognizes revenues when the customer takes title and assumes the risks and rewards of ownership and when collection is reasonably assured. Revenue is recorded at the time of shipment for terms designated free on board (f.o.b) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when the title and risk of loss are transferred.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of Cost of sales in the Consolidated Statements of Earnings (Loss).

CLOSURE AND RESTRUCTURING COSTS

Closure and restructuring costs are recognized as liabilities in the period when they are incurred and are measured at their fair value. For such recognition to occur, management, with the appropriate level of authority, must have approved and committed to a firm plan and appropriate communication to those affected must have occurred. These provisions may require an estimation of costs such as severance and termination benefits, pension and related curtailments, environmental remediation and may also include expenses related to demolition, training and outplacement. Actions taken may also require an evaluation of any remaining assets to determine required write-downs, if any, and a review of estimated remaining useful lives which may lead to accelerated depreciation expense.

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2010. Closure and restructuring costs estimates are dependent on future events. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital write-downs may be required in future periods.

INCOME TAXES

Domtar Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The change in the net deferred tax asset or liability is included in Net earnings (loss) and Accumulated other comprehensive loss. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” (a probability level of more than 50 percent) that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes interest and penalties related to income tax matters as a component of Income tax (benefit) expense in the Consolidated Statement of Earnings (Loss).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost which approximates fair value.

RECEIVABLES

Receivables are recorded net of a provision for doubtful accounts that is based on expected collectability. Gains or losses on securitization of receivables are calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds on sale and the fair value of the retained subordinate interest in such receivables on the date of transfer. Fair value is determined on a discounted cash flow basis. Gains or losses related to the securitization of receivables are recognized in earnings as a component of Interest expense in the Consolidated Statements of Earnings (Loss) in the period when the sale occurs.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain domestic raw materials, in process and finished goods inventories. LIFO inventories were $296 million and $304 million at December 31, 2010 and December 31, 2009, respectively. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are costed at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $52 million and $58 million greater at December 31, 2010 and December 31, 2009, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized and is subject to an impairment test, annually or more frequently if events or changes in circumstances indicate that it might be impaired. For purposes of testing for impairment, the balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of goodwill is assigned to one or more of the Company’s reporting units. A reporting unit to which goodwill must be assigned is determined to be an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

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

Intangible assets include water rights, customer relationships, trade names and supplier agreements which are being amortized on a straight-line basis over their estimated useful lives of 40 years, 17 years, 7 years and 5 years, respectively. Power purchase agreements are amortized on a straight-line basis over the term of the respective contract. The weighted-average amortization period is 25 years for power purchase agreements. Cutting rights were amortized using the units of production method and were sold June 30, 2010 as part of the sale of the Wood business (see note 24). Any potential impairment for intangible assets will be calculated in the same manner as that disclosed under impairment of long-lived assets.

OTHER ASSETS

Other assets are recorded at cost. Direct financing costs related to the issuance of long-term debt are deferred and amortized using the effective interest rate method.

ENVIRONMENTAL COSTS

Environmental expenditures for effluent treatment, air emission, landfill operation and closure, asbestos containment and removal, bark pile management, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, Domtar Corporation incurs certain operating costs for environmental matters that are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted, except for a portion which is discounted due to more certainty with respect to timing of expenditures and are recorded when remediation efforts are probable and can be reasonably estimated.

ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations are recognized, at fair value, in the period in which Domtar Corporation incurs a legal obligation associated with the retirement of an asset. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated or on a probability-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

weighted discounted cash flow estimate. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using the credit adjusted risk-free interest rate used to discount the cash flow.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Domtar Corporation uses the fair value based approach of accounting for stock-based payments to directors and employees and for stock options granted to employees. Any consideration paid by plan participants on the exercise of stock options or the purchase of shares is credited to Additional paid-in capital on the Consolidated Balance Sheet.

Unless otherwise determined at the time of the grant, time-based awards vest in approximately equal installments over three years beginning on the first anniversary of the grant date and performance-based awards vest based on achievement of pre-determined performance goals over performance periods of three years. Awards may be subject to both performance and time-based vesting. The Additional paid-in capital component of stock-based compensation is transferred to common shares upon the issuance of shares of common stock.

Deferred Share Units vest immediately at the grant date and are remeasured at each reporting period, until settlement, using the quoted market value. Deferred Share Units are accounted for as compensation expense and presented in Other liabilities and deferred credits on the Consolidated Balance Sheets.

DERIVATIVE INSTRUMENTS

Derivative instruments are utilized by Domtar Corporation as part of the overall strategy to manage exposure to fluctuations in foreign currency and price on certain purchases. As a matter of policy, derivatives are not used for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities, or group of financial assets and liabilities, hedge accounting is applied.

In a fair value hedge, changes in fair value of derivatives are recognized in the Consolidated Statement of Earnings (Loss). The change in fair value of the hedged item attributable to the hedged risk is also recorded in the Consolidated Statement of Earnings (Loss) by way of a corresponding adjustment of the carrying amount of the hedged item recognized in the Consolidated Balance Sheet. In a cash flow hedge, changes in fair value of derivative instruments are recorded in Other comprehensive income (loss). These amounts are reclassified in the Consolidated Statement of Earnings (Loss) in the periods in which results are affected by the cash flows of the hedged item within the same line item. Any hedge ineffectiveness is recorded in the Consolidated Statement of Earnings (Loss) when incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

•	The interest cost of pension obligations,

•	The expected long-term return on pension fund assets based on a market value of pension fund assets,

•	Gains or losses on settlements and curtailments,

•	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately 11 years of the active employee group covered by the plans,

•

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the accrued benefit obligation or market value of plan assets at the beginning of the year over the average remaining service period of approximately 11 years of the active employee group covered by the plans.

The defined benefit plan obligations are determined in accordance with the projected unit credit actuarial cost method.

OTHER POST-RETIREMENT BENEFIT PLANS

Domtar Corporation recognizes the unfunded status of other post-retirement benefit plans (other than multiemployer plans) as a liability in the Consolidated Balance Sheets. These benefits, which are funded by Domtar Corporation as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. Domtar Corporation amortizes the cumulative net actuarial gains and losses in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 13 years of the active employee group covered by the plans.

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

ALTERNATIVE FUEL MIXTURE TAX CREDITS

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative fuel mixtures derived from biomass. The Company submitted an application with the U.S. Internal Revenue Service (“IRS”) to be registered as an alternative fuel mixer and received notification that its registration had been accepted in March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills.

The Company recorded $25 million in such credits in 2010 ($498 million in 2009) in Other operating loss (income) on the Consolidated Statements of Earnings (Loss) based on the volume of alternative mixtures produced and burned during 2009. The $25 million recorded in 2010 represented an adjustment to amounts presented as deferred revenue at December 31, 2009. The $25 million was released to income following guidance issued by the IRS in March 2010. The Company also recorded income tax expense of $7 million in 2010 (2009 – $162 million) related to the alternative fuel mixture income. According to the Code, the tax credit expires at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

end of 2009. Please refer to note 9, “Income Taxes,” for additional information regarding unrecognized tax benefits. The Company received a $368 million refund, net of federal income tax offsets, in 2010 (2009 – $140 million).

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED IN 2010

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

The new amendment is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company adopted the new requirements on January 1, 2010. Upon adoption, the new guidance resulted in an increase in Subordinated interest in securitized receivables of $20 million presented in Receivables and a corresponding increase in Long-term debt due within one year in the Consolidated Balance Sheet.

VARIABLE INTEREST ENTITIES

In June and December 2009, the FASB issued guidance which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

These modifications are effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company adopted the new required disclosures effective January 1st, 2010 and does not anticipate the new Level 3 disclosure requirements to have a significant impact when adopted.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3.

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

Papers Segment

Plymouth Pulp and Paper Mill

Conversion to Fluff Pulp

As a result of the decision to permanently shut down the remaining paper machine and convert the Plymouth facility to 100% fluff pulp production in the fourth quarter of 2009, the Company recognized, under Impairment and write-down of property, plant and equipment, $39 million of accelerated depreciation in 2010 compared to $13 million in the fourth quarter of 2009 and a $1 million write-down for the related paper machine in 2010.

Given the substantial change in use of the pulp and paper mill, the Company conducted a Step I impairment test in the fourth quarter of 2009 and concluded that the recognition of an impairment loss for the Plymouth mill’s long-lived assets was not required as the aggregate estimated undiscounted future cash flows exceeded the carrying value of the asset group of $336 million at the time of the announcement by a significant amount.

Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

Changes in the assumptions and estimates may affect the Company’s forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from the Company’s forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where the Company’s conclusions may differ in reflection of prevailing market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. IMPAIRMENT AND WRITE-DOWN OF GOODWILL AND LONG-LIVED ASSETS (CONTINUED)

The following table summarizes the approximate impact that a change in the key assumption would have on the estimated undiscounted future cash flows at December 31, 2009, while holding all other assumptions constant:

Key Assumption	Increase of	Approximate impact on the undiscounted cash flows
		(in millions of dollars)
Fluff pulp pricing	$5/ton	$31

Closure of Paper Machine

In the first quarter of 2009, the Company announced that it would permanently reduce its paper manufacturing at its Plymouth pulp and paper mill, by closing one of the two paper machines comprising the mill’s paper production unit. As a result, at the end of February 2009, there was a curtailment of 293,000 tons of the mill’s paper production capacity and the closure affected approximately 185 employees and a $35 million accelerated depreciation charge was recorded in the first quarter of 2009 for the related plant and equipment. Given the closure of the paper machine, the Company conducted a Step I impairment test on the Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

Columbus Paper Mill

On March 16, 2010, the Company announced that it would permanently close its coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected 219 employees. The Company recorded a $9 million write-down for the related fixed assets under Impairment and write-down of property, plant and equipment and $16 million of other charges under Closure and restructuring costs (see Note 14). Operations ceased in April 2010.

During the fourth quarter of 2008, the Company was informed that beginning in early 2009 the Columbus paper mill would cease to benefit from a favorable power purchase agreement. This change in circumstances impacted the profitability outlook for the foreseeable future and triggered the need for a Step I impairment test of the fixed assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. IMPAIRMENT AND WRITE-DOWN OF GOODWILL AND LONG-LIVED ASSETS (CONTINUED)

Cerritos

During the second quarter of 2010, the Company decided to close the Cerritos, California forms converting plant, and recorded a $1 million write-down for the related assets under Impairment and write-down of property, plant and equipment and $1 million in severance and termination costs under Closure and restructuring costs (see Note 14). Operations ceased on July 16, 2010.

Prince Albert Pulp Mill

As a result of a review of the current options for the disposal of the assets of this facility in the fourth quarter of 2009, the Company revised the estimated net realizable values of the remaining assets and recorded a non-cash write-down of $14 million related to fixed assets, primarily a turbine and a boiler. The write-down represented the difference between the new estimated liquidation or salvage value of the fixed assets and their carrying values.

Dryden Pulp and Paper Mill

In the fourth quarter of 2008, as a result of the decision to permanently shut down the remaining paper machine and converting center of the Dryden mill, the Company wrote-down these assets to their estimated recoverable amount via a non-cash impairment charge of $11 million. Given the substantial change in use of the pulp and paper mill, the Company conducted a Step I impairment test on the remaining Dryden pulp mill operation’s fixed assets. Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, the forecasted exchange rate for the U.S. dollar and the estimated useful life of the fixed assets. The main sources of such assumptions and related benchmarks were largely the same as those listed under “Impairment of Goodwill” below.

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

Former Wood Segment

In the fourth quarters of 2009 and 2008, the Company conducted an impairment test on the fixed assets and intangible assets (“the Asset Group”) of the former Wood reportable segment. The need for such test was triggered by operating losses sustained by the segment in 2007, 2008 and 2009, as well as short-term forecasted operating losses.

The Company completed the Step I impairment test during each period and concluded that the recognition of an impairment loss for the former Wood reportable segment’s long-lived assets was not required as the aggregate estimated undiscounted cash flows exceeded the carrying value of the Asset Group of $161 million by a significant amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. IMPAIRMENT AND WRITE-DOWN OF GOODWILL AND LONG-LIVED ASSETS (CONTINUED)

Estimates of undiscounted future cash flows used to test the recoverability of the Asset Group included key assumptions related to trend prices, inflation-adjusted cost projections, the forecasted exchange rate for the U.S. dollar and the estimated useful life of the Asset Group. The Company believes such assumptions to be reasonable and to reflect forecasted market conditions at the valuation date. They involve a high degree of judgment and complexity and reflect the best estimates with the information available at the time the Company’s forecasts were developed. To this end, the Company evaluates the appropriateness of the assumptions as well as the overall forecasts by comparing projected results of upcoming years with actual results of preceding years and validating that differences therein are reasonable. Key assumptions were related to trend prices (based on data from Resource Information Systems Inc. (RISI), an authoritative independent source in the global forest products industry), material and energy costs and foreign exchange rates. A number of benchmarks from independent industry and other economic publications were used in order to develop projections for the forecast period.

The following table summarizes the approximate impact that a change in certain key assumptions would have on the estimated undiscounted future cash flows at December 31, 2009, while holding all other assumptions constant:

Key Assumptions	Increase of		Approximate impact on the undiscounted cash flows
			(in millions of dollars)
Foreign exchange rates ($US to $CDN)	$0.01		$ (30)
Lumber pricing	$5/MFBM	(1)	32

(1)	MFBM : Million Foot board measure

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

Lebel-sur-Quévillon Pulp Mill and Sawmill

Pursuant to the decision in the fourth quarter of 2008 to permanently shut down the Lebel-sur-Quévillon pulp mill and sawmill of the Papers and former Wood segments, respectively, the Company recorded a non-cash write-down of $4 million related to fixed assets at both locations consisting mainly of a turbine, a recovery system and saw lines. The write-down represented the difference between the estimated liquidation or salvage values of the fixed assets and their carrying values.

White River Sawmill

In the fourth quarter of 2008, the net assets of the White River sawmill of the former Wood segment were held for sale and measured at the lower of the sawmill’s carrying value or estimated fair value less cost to sell. The fair value was determined by analyzing values assigned to it in a current potential sale transaction together with conditions prevailing in the markets where the sawmill operated. Pursuant to such analysis, non-cash write-downs amounting to $8 million related to fixed assets and $4 million related to intangible assets were recorded in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. IMPAIRMENT AND WRITE-DOWN OF GOODWILL AND LONG-LIVED ASSETS (CONTINUED)

the fourth quarter of 2008 to reflect the difference between their respective estimated fair values less cost to sell and their carrying values. The sawmill was sold in June 2009 and the Company recorded a gain of $1 million related to the transaction.

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

Step I Impairment Test

The Company determined that the discounted cash flow method (“DCF”) was the most appropriate approach to determine fair value of the reporting unit. The Company developed a projection of estimated future cash flows for the period from 2009 to 2013 (the “Forecast Period”) to serve as the basis of the DCF as well as a terminal value. In doing so, the Company used a number of key assumptions and benchmarks that are discussed under “Key Assumptions” below. The discounted future cash flow analysis resulted in a fair value of the reporting unit below the carrying value of the Papers reporting units net asset.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. IMPAIRMENT AND WRITE-DOWN OF GOODWILL AND LONG-LIVED ASSETS (CONTINUED)

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

•

Discount rate—The discount rate used to determine the present value of the Papers reporting unit’s forecasted cash flows represented the weighted average cost of capital (“WACC”). The Company’s WACC was determined to be between 10.5% and 11%.

•

Rate of decline of demand and terminal growth rate – the Company assumed that a number of business and commercial papers would see demand declines in line with industry expectations. This was reflected in the assumptions in the rate of decline in demand over the forecast period as well as in the assumption of the terminal growth rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4.

STOCK-BASED COMPENSATION

2007 OMNIBUS INCENTIVE PLAN

Under the Omnibus Incentive Plan (the “Omnibus Plan”), the Company may award to executives and other key employees non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units, performance conditioned restricted stock units, performance shares, deferred share units and other stock-based awards. On December 31, 2010, 1,451,359 common shares were reserved for issuance in connection with awards granted under the Omnibus Plan. Awards may be subject to both performance and time-based vesting.

The exercise price of options and stock appreciation rights is equal to the closing price per share of the Company’s common stock on the New York Stock Exchange on the date of grant.

On May 10, 2010, a fourth grant under the Omnibus Incentive Plan was provided to executives and other key employees as described below.

PERFORMANCE CONDITIONED RESTRICTED STOCK UNITS (“PCRSUs”)

In 2010 and 2009, the Company did not grant any new PCRSUs. As a result of previously granted PCRSUs having achieved their target, the Company issued 22,645 PCRSUs in 2010 (2009—86,555). On February 20, 2008, the Company granted 63,881 PCRSUs having a weighted average grant date fair value of $80.52 which at December 31, 2010 reached the end of its contractual life. Each PCRSU is equivalent in value to one common share and is subject to a service condition as well as a performance or market condition. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the period to vesting. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. Upon vesting, the participants will receive common shares of the Company or in certain instances cash of an equivalent value.

At December 31, 2010, one market condition and one performance condition for various measurement periods (2009—one market condition for the two first measurement periods; 2008—one market condition for the first measurement period), related to the 2008 grant, was achieved. As such these portions of the PCRSU grant as well as a portion issued in 2010 representing 79,421 (2009—15,890; 2008—3,985) units, cliff vested on December 31, 2010.

At December 31, 2009, one market condition and one performance condition for various measurement periods (2008—nil), related to the 2007 grant, were achieved. As such, these portions of the PCRSU grant as well as a portion issued in 2009 representing 51,642 (2008—nil) units, cliff vested on December 31, 2009.

On March 31, 2009, PCRSUs granted in 2007 as well as a portion issued in 2009 representing 88,082 units, vested based on the attainment of a variety of business integration and synergy achievement goals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

RESTRICTED STOCK UNITS (“RSUs”)

On May 10, 2010, the Company granted 110,965 (2009—436,575; 2008—49,198) RSUs having a weighted average grant date fair value of $66.81 (2009—$12.60; 2008—$80.52) and a weighted average remaining contractual life of approximately 28 months (2009—27 months; 2008—26 months). The Company will deliver one share of common stock in settlement of each outstanding RSU that has vested in accordance with the stipulated service conditions. The awards cliff vest at various dates up to May 10, 2013 (2009—April 8, 2012; 2008—February 20, 2011). As a result of quarterly dividends, on July 15 and October 15, 2010, the Company granted a total of 5,372 RSUs to participants of the Omnibus Plan. Additionally, as part of the long-term incentive plan, the Company also granted 76,850 RSUs on May 10, 2010.

DEFERRED STOCK UNITS (“DSUs”)

In 2010 the Company did not grant any new DSUs to its employees under the Omnibus Plan. As a result of quarterly dividends, on July 15 and October 15, 2010, the Company granted a total of 231 DSUs to participants of the Omnibus Plan. On April 8, 2009, the Company granted 26,667 (2008—nil) DSUs having a weighted average grant date fair value of $12.60 that will vest in three equal annual instalments beginning on April 8, 2009.

The Company delivers, on a quarterly basis, DSUs to its Directors that vest immediately on the grant date. The Company will deliver at the option of the holder either one share of common stock or the cash equivalent of the fair market value on settlement of each outstanding DSU (including dividend equivalents accumulated) upon termination of service. In 2010, the Company granted 15,365 (2009—47,156; 2008—23,848) DSUs to its Directors.

NON-QUALIFIED STOCK OPTIONS

On May 10, 2010, the Company granted 2,100 (2009—120,646; 2008—nil) stock options, having an exercise price of $66.81 (2009—$12.60) and grant date fair value of $41.84 (2009—$9.05). The stock options vest at various dates up to May 10, 2013 subject to service conditions. Upon exercise, the option holders may elect to proceed with a cashless exercise and receive common shares net of the deduction for cashless exercise. The options expire at various dates no later than seven years from the date of grant.

PERFORMANCE STOCK OPTIONS

On May 10, 2010, the Company granted 46,780 (2009—151,831; 2008—28,375) performance stock options having an exercise price of $66.81 (2009—$12.60; 2008—$80.52) and grant date fair value of $43.03 (2009—$9.05; 2008—$24.36). The stock options vest at various dates up to May 10, 2013 if certain market conditions are met in addition to a service period. Upon exercise, the option holders may elect to proceed with a cashless exercise and receive common shares net of the deduction for cashless exercise. The options expire at various dates no later than seven years from the date of grant.

GENERAL TERMS OF AWARDS UNDER THE OMNIBUS PLAN

TERMINATION OF EMPLOYMENT

Upon a termination due to death, time-based awards vest in full, performance-based awards vest at target levels, and options and stock appreciation rights remain exercisable for one year. Upon a termination due to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

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

CHANGE IN CONTROL

Upon a change in control, unless otherwise determined by the Human Resources Committee of the Board of Directors, a participant’s awards will be replaced with awards of the acquiring company having the same or better terms. If there is a change in control and a participant’s employment is terminated for business reasons in the three months prior to or twenty-four months after the change in control, his or her time-based awards will fully vest and performance-based awards will vest to the extent the applicable performance goals have been achieved as of the date of the change in control or the end of the fiscal quarter immediately prior to the date of termination, whichever is greater.

If replacement awards are not available, unless the Human Resources Committee of the Board of Directors determines otherwise, all time-based awards fully vest and performance-based awards vest to the extent the performance goals related to the award have been achieved as of the date of the change in control. Alternatively, the Human Resources Committee of the Board of Directors may determine that vested awards will be cancelled in exchange for a cash payment (or other form of change in control consideration) based on the value of the change in control payment and that unvested awards will be forfeited. The Company’s Board of Directors may also accelerate the vesting of any or all awards upon a change in control.

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

For the year ended December 31, 2010, compensation expense recognized in the Company’s results of operations was approximately $25 million (2009—$27 million; 2008—$16 million) for all of the outstanding awards. Compensation costs not yet recognized amount to approximately $22 million (2009—$21 million; 2008—$11 million) and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

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

REPLACEMENT PLANS FOR FORMER DOMTAR INC. AWARDS

Options granted to Domtar Inc. employees, whether vested or unvested, were exchanged on the same terms and conditions for an option to purchase a number of shares of common stock of Domtar Corporation equal to the number of the Company’s common shares of equivalent value determined using the Black-Scholes option-pricing model, depending if the exercise price was higher, equal or less than the market value at the time of the exchange.

Each outstanding award of restricted Domtar Inc. common shares was exchanged on a one-for-one basis, and on the same terms and conditions as applied to Domtar Inc. restricted share awards, for awards of restricted shares of the Company’s common shares (“RSAs”). On March 7, 2007, 54,578 common shares were acquired and are held in trust in exchange for the former Domtar Inc. restricted awards.

Each outstanding grant of DSUs with respect to Domtar Inc. common shares was exchanged on a one-for-one basis, on the same terms and conditions as applied to the Domtar Inc. DSUs, for DSUs with respect to shares of the Company’s common stock. On March 7, 2007, 29,310 DSUs and 4,568 DSUs were issued to outside directors and executives, respectively, in exchange for Domtar Inc. DSUs. DSUs granted after March 7, 2007 are granted under the Omnibus Incentive plan.

SUMMARY OF OUTSTANDING AWARDS

Details regarding Domtar Corporation outstanding awards are presented in the following tables:

NUMBER OF AWARDS	PCRSU	RSU/RSA	DSU
Outstanding at December 30, 2007	115,092	141,067	31,508
Granted	63,881	49,198	23,848
Forfeited/expired	(4,503)	(6,900)	—
Exercised/settled	—	(25,848)	(4,671)

Total outstanding at December 31, 2008	174,470	157,517	50,685
Granted/issued	86,555	436,575	73,823
Forfeited/expired	(823)	(37,493)	—
Exercised/settled	(88,082)	(31,131)	—

Total outstanding at December 31, 2009	172,120	525,468	124,508
Granted/issued	22,645	193,187	15,596
Forfeited/expired	(5,660)	(10,528)	—
Exercised/settled	(58,067)	(89,745)	—

Total outstanding at December 31, 2010	131,038	618,382	140,104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

OPTIONS (including Performance Options)	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at December 30, 2007	426,739	92.28	5.4	2.5
Granted	28,375	80.52	6.1	—
Exercised	(928)	78.48	—	—
Forfeited/expired	(22,022)	100.56	—	—

Outstanding at December 31, 2008	432,164	91.08	4.7	—

Options exercisable at December 31, 2008	237,631	86.77	4.1	—

Outstanding at December 31, 2008	432,164	91.08	4.7	—
Granted	272,477	12.60	2.3	11.0
Forfeited/expired	(46,058)	97.67	—	—

Outstanding at December 31, 2009	658,583	58.15	3.3	—

Options exercisable at December 31, 2009	325,736	92.64	3.1	—

Outstanding at December 31, 2009	658,583	58.15	3.3	—
Granted	48,880	66.81	6.4	0.4
Exercised	(86,573)	20.37	—	—
Forfeited/expired	(29,574)	62.36	—	—

Outstanding at December 31, 2010	591,316	64.19	4.0	12.1

Options exercisable at December 31, 2010	272,799	81.78	2.9	0.9

SARs	Number of SARs	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at December 30, 2007	16,283	78.99	7.5	0.2
Forfeited	(568)	79.65	—	—

Outstanding at December 31, 2008	15,715	78.97	6.5	—

SARs exercisable at December 31, 2008	8,303	78.02	6.2	—

Outstanding at December 31, 2008	15,715	78.97	6.5	—
Forfeited	(331)	82.67	—	—

Outstanding at December 31, 2009	15,384	78.89	5.4	—

SARs exercisable at December 31, 2009	12,995	78.75	5.4	—

Outstanding at December 31, 2009	15,384	78.89	5.4	—
Exercised	(1,577)	75.25	—	—

Outstanding at December 31, 2010	13,807	79.31	4.5	—

SARs exercisable at December 31, 2010	13,807	79.31	4.5	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. STOCK-BASED COMPENSATION (CONTINUED)

The fair value of the stock options granted in 2010 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted.

	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	75%	77%	39%
Risk-free interest rate	3%	3%	3%
Expected life	7 years	7 years	4 years

NOTE 5.

EARNINGS (LOSS) PER SHARE

The following table provides the reconciliation between basic and diluted earnings (loss) per share:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net earnings (loss)	$605	$310	$(573)

Weighted average number of common and exchangeable shares outstanding (millions)	42.8	43.0	43.0
Effect of dilutive securities (millions)	0.4	0.2	—

Weighted average number of diluted common and exchangeable shares outstanding (millions)	43.2	43.2	43.0

Basic net earnings (loss) per share (in dollars)	$14.14	$7.21	$(13.33)
Diluted net earnings (loss) per share (in dollars)	$14.00	$7.18	$(13.33)

The following table provides the securities that could potentially dilute basic earnings (loss) per share in the future, but were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive:

	December 31, 2010	December 31, 2009	December 31, 2008
Restricted stock units	—	6,586	58,550
Options	380,214	386,106	432,164
Performance-based awards	—	33,764	103,550

The calculation of basic earnings per common share for the year ended December 31, 2010 is based on the weighted average number of Domtar common stock outstanding during the year. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common stock. A portion of the stock options to purchase common shares is excluded in the computation of diluted net earnings (loss) per share in periods because to do so would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2010, the related pension expense was $25 million (2009—$24 million; 2008—$21 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company has several defined benefit pension plans covering a majority of all employees. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in defined contribution plans. The defined benefit plans are generally contributory in Canada and non-contributory in the United States. The Company also provides other post-retirement plans to eligible Canadian and U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The Company also provides supplemental unfunded benefit plans to certain senior management employees.

Related pension and other post-retirement plan expenses and the corresponding obligations are actuarially determined using management’s most probable assumptions.

The Company’s pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, and to fund both solvency deficiencies and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefits payments.

The Company expects to contribute a minimum total amount of $53 million in 2011 compared to $161 million in 2010 (2009—$130 million) to the pension plans. The payments made in 2010 to the other post-retirement benefit plans amounted to $8 million (2009—$8 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 31, 2010 and December 31, 2009, the measurement date for each year:

	December 31, 2010		December 31, 2009
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at beginning of year	1,442	122	1,121	99
Service cost for the year	32	3	35	4
Interest expense	87	7	84	7
Plan participants’ contributions	7	—	7	—
Actuarial loss	152	12	141	19
Plan amendments	1	—	—	(11)
Benefits paid	(96)	—	(91)	—
Direct benefit payments	(4)	(8)	(3)	(8)
Settlement	(64)	—	(28)	—
Curtailment	9	(27)	1	—
Effect of foreign currency exchange rate change	70	5	174	12
Special termination benefits	—	—	1	—

Accrued benefit obligation at end of year	1,636	114	1,442	122

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets reflecting the actual return on plan assets, the contributions and the benefits paid during the year:

	December 31, 2010 Pension plans	December 31, 2009 Pension plans

	$	$
Fair value of assets at beginning of year	1,362	1,045
Actual return on plan assets	143	145
Employer contributions	161	130
Plan participants’ contributions	7	7
Benefits paid	(100)	(94)
Settlement	(64)	(28)
Effect of foreign currency exchange rate change	63	157

Fair value of assets at end of year	1,572	1,362

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

INVESTMENT POLICIES AND STRATEGIES OF THE PLAN ASSETS

The assets of the pension plans are held by a number of independent trustees and are accounted for separately in the Company’s pension funds. The investment strategy for the assets in the pension plans is to maintain a diversified portfolio of assets, invested in a prudent manner to maintain the security of funds while maximizing returns within the guidelines provided in the investment policy. Diversification of the pension plans’ holdings is maintained in order to reduce the pension plans’ annual return variability, reduce market exposure and credit exposure to any single issuer and to any single component of the capital markets, to reduce exposure to unexpected inflation, to enhance the long-term risk-adjusted return potential of the pension plans and to reduce funding risk.

In the long run, the performance of the pension plans is primarily determined by the long-term asset mix decisions. To manage the long-term risk of not having sufficient funds to match the obligations of the pension plans, the Company conducts asset/liability studies. These studies lead to the recommendation and adoption of a long-term asset mix target that sets the expected rate of return and reduces the risk of adverse consequences to the plan from increases in liabilities and decreases in assets. In identifying the asset mix target that would best meet the investment objectives, consideration is given to various factors, including (a) each plan’s characteristics, (b) the duration of each plan’s liabilities, (c) the solvency and going concern financial position of each plan and their sensitivity to changes in interest rates and inflation, (d) the long-term return and risk expectations for key asset classes.

The investments of each plan can be done directly through cash investments in equities or bonds or indirectly through derivatives or pooled funds. The use of derivatives must be in accordance with an approved mandate and cannot be used for speculative purposes.

The Company’s pension funds are not permitted to own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2010:

	Target allocation	Percentage of plan assets at December 31, 2010	Percentage of plan assets at December 31, 2009
Fixed income
Cash and cash equivalents	0% - 10%	3%	8%
Bonds	53% - 63%	58%	51%

Equity
Canadian Equity	7% - 15%	11%	13%
US Equity	7% - 17%	14%	17%
International Equity	13% - 23%	14%	11%

Total (1)		100%	100%

(1)	Approximately 88% of the pension plan assets relate to Canadian plans and 12% relate to U.S. plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

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

	December 31, 2010		December 31, 2009
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,636)	(114)	(1,442)	(122)
Fair value of assets at end of year	1,572	—	1,362	—

Funded status	(64)	(114)	(80)	(122)

The funded status includes $46 million of accrued benefit obligation ($41 million at December 31, 2009) related to supplemental unfunded benefit plans.

	December 31, 2010		December 31, 2009
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Trade and other payables (Note 16)	—	(4)	—	(4)
Other liabilities and deferred credits (Note 18)	(100)	(110)	(112)	(118)
Other assets (Note 13)	36	—	32	—

Net amount recognized in the Consolidated Balance Sheets	(64)	(114)	(80)	(122)

The following table presents the amount not yet recognized in net periodic benefit cost and included in Accumulated other comprehensive loss.

	December 31, 2010		December 31, 2009
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Prior year service cost	(22)	9	(25)	10
Accumulated loss	(264)	(9)	(188)	(10)

Accumulated other comprehensive loss	(286)	—	(213)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the pre-tax amounts included in other comprehensive income (loss).

	Year ended December 31, 2010		Year ended December 31, 2009		Year ended December 31, 2008
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$	$	$
Prior year service cost	(1)	—	—	10	(30)	—
Amortization of prior year service cost	4	(1)	10	—	4	—
Net gain (loss)	(100)	1	(79)	(19)	(68)	6
Amortization of net actuarial loss	24	—	10	—	9	—

Net amount recognized in other comprehensive income (loss) (pre-tax) (Note 15)	(73)	—	(59)	(9)	(85)	6

An estimated amount of $17 million for pension plans and $1 million for other post-retirement benefit plans will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011.

At December 31, 2010, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value of plan assets were $1,020 million and $921 million, respectively (2009—$854 million and $740 million, respectively).

Components of net periodic benefit cost for pension plans	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
Service cost for the year	32	35	36
Interest expense	87	84	78
Expected return on plan assets	(92)	(74)	(80)
Amortization of net actuarial loss	10	4	—
Curtailment loss (a)	12	6	4
Settlement loss (b)	16	6	7
Amortization of prior year service costs	3	3	1
Special termination benefits	—	1	6

Net periodic benefit cost	68	65	52

Components of net periodic benefit cost for other post-retirement benefit plans	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
Service cost for the year	3	4	4
Interest expense	7	7	6
Amortization of net actuarial loss	1	—	—
Curtailment gain (c)	(13)	—	(2)
Amortization of prior year service costs	(1)	—	—
Settlement gain	(1)	—	—

Net periodic benefit cost	(4)	11	8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

(a)	The curtailment loss for the year ended December 31, 2010 of $12 million in the pension plans represents $10 million related to the sale of the Wood business and $2 million related to the sale of the Woodland, Maine mill.

(b)	The settlement loss for the year ended December 31, 2010 of $16 million in the pension plans is related to the sale of the Wood business.

(c)	The curtailment gain for the year ended December 31, 2010 of $13 million in the other post-retirement benefit plans, represents $3 million related to the sale of the Wood business and $10 million related to the harmonization of the Company’s post-retirement benefit plans.

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the accrued benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

Pension plans	December 31, 2010	December 31, 2009	December 31, 2008
Accrued benefit obligation
Discount rate	5.5%	6.4%	7.3%
Rate of compensation increase	2.7%	2.7%	3.0%
Net periodic benefit cost
Discount rate	6.3%	6.8%	5.5%
Rate of compensation increase	2.9%	2.8%	2.9%
Expected long-term rate of return on plan assets	7.0%	6.8%	6.3%

Discount rate for Canadian plans: 5.5 % based on a model whereby cash flows are projected for hypothetical plans and are discounted using a spot rate yield curve developed from bond yield data for AA corporate bonds provided by PC Bond Analytics with an adjustment to the yields to disregard yields provided for 25-year and 30-year maturities, a constant spot rate was assumed from 20 years onward.

Discount rate for US plans: 5.45% based on Domtar’s expected cash flows in the Mercer Yield Curve which is based on bonds rated AA or better by Moody’s, excluding callable bonds, bonds of less than a minimum issue size, and certain other bonds.

Other post-retirement benefit plans	December 31, 2010	December 31, 2009	December 31, 2008
Accrued benefit obligation
Discount rate	5.5%	6.3%	6.9%
Rate of compensation increase	2.8%	2.8%	3.0%
Net periodic benefit cost
Discount rate	6.4%	6.0%	5.6%
Rate of compensation increase	2.8%	3.0%	3.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Effective January 1, 2011, the Company will use 6.75% (2010—7.0%; 2009—6.8%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management’s best estimate of long term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts’ or governments’ expectations as applicable.

For measurement purposes, a 6.2% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2011. The rate was assumed to decrease gradually to 4.1% by 2028 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
	$	$
Impact on net periodic benefit cost for other post-retirement benefit plans	—	(1)
Impact on accrued benefit obligation	4	(8)

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

Level 1— Quoted prices in active markets for identical assets or liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2010, by asset category:

		Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Cash and short term investments	75	75	—	—
ABCP (1)	214	—	—	214
Canadian government bonds	430	429	1	—
Canadian and U.S. corporate debt securities	77	72	5	—
Bond index funds (2 & 3)	181	—	181	—
Canadian equities (4)	168	168	—	—
U.S. equities (5)	18	18	—	—
International equities (6)	194	194	—	—
U.S. stock index funds (3 & 7)	210	—	210	—
Asset backed securities (3)	3	—	3	—
Derivative contracts (8)	2	—	2	—

Total	1,572	956	402	214

(1)	This category is described in the section “Asset Backed Commercial Paper”.

(2)	This category represents a Canadian bond index fund not actively managed that tracks the DEX Long-term bonds, a U.S. bond index fund not actively managed that tracks the Barclays Capital Government/Credit index and a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.

(3)	The fair value of these plan assets are classified as Level 2 (inputs that are observable; directly or indirectly) as they are measured by the Trustee based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)	This category represents active segregated, large capitalization Canadian equity portfolios with the ability to purchase small and medium capitalized companies.

(5)	This category represents U.S. equities held within an active segregated global equity portfolio.

(6)	This category represents an active segregated non-North American multi-capitalization equity portfolio and an active segregated global equity portfolio.

(7)	This category represents equity index funds, not actively managed, that track the S&P 500.

(8)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long term bond indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2009, by asset category:

		Fair Value Measurements at December 31, 2009
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Cash and short term investments (1)	449	449	—	—
ABCP (2)	205	—	—	205
Canadian government bonds	250	250	—	—
Canadian and U.S. debt securities	74	74	—	—
U.S. government bonds	6	6	—	—
Bond index funds (3 & 4)	58	—	31	27
Canadian equity securities (5)	80	80	—	—
International equities (6)	108	108	—	—
U.S. stock index fund (3 & 7)	91	—	91	—
International stock index fund (3 & 8)	34	—	34	—
Asset backed securities (3)	5	—	5	—
Derivative contracts (9)	2	—	2	—

Total	1,362	967	163	232

(1)	The level of cash and short term investments is related to $80 million of contributions made to the plans at the end of the year as well as $330 million of investments linked to equity and bond derivative positions.

(2)	This category is described in the section “Asset Backed Commercial Paper”.

(3)	The fair value of these plan assets are classified as Level 2 (inputs that are observable; directly or indirectly) as they are measured by the Trustee based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)	The $27 million is considered Level 3 as the assets are restricted and are not redeemable in the near term.

(5)	This category represents an active segregated, large capitalization Canadian equity portfolio with the ability to purchase small and medium capitalized companies.

(6)	This category represents an active segregated, non North American multi-capitalization equity portfolio.

(7)	This category represents an equity index fund not actively managed that tracks the S&P 500 index.

(8)	This category represents an equity index fund not actively managed that tracks a non North American index (MSCI-EAFE index).

(9)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using equity indices and long term bond indices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

ASSET BACKED COMMERCIAL PAPER

At December 31, 2010, Domtar Corporation’s Canadian defined benefit pension funds held asset backed commercial paper (“ABCP”) valued at $214 million (CDN$213 million). At December 31, 2009, the plans held ABCP investments valued at $205 million (CDN$214 million). During 2010, the total value of the notes benefited from an increase in the value of the Canadian dollar of $9 million, and an increase in market value of $20 million (CDN$21 million). Repayments and sales in 2010 totalled $20 million (CDN$21 million).

Most of these investments (90% of the market value (2009—91% of the market value)) were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009, while the remainder are in conduits restructured outside the Montreal Accord or subject to litigation between the sponsor and the credit counterparty.

There is no active, liquid quoted market for the ABCP held by the Company’s pension plans. The fair value of the ABCP notes is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the new notes as at December 31, 2010.

The largest conduit owned by the pension plans in the Montreal Accord contains mainly collateral investments that back credit default derivatives that protect counterparties against credit defaults above a specified threshold on different portfolios of corporate credits. The valuation methodology was based upon determining an appropriate credit spread for each class of notes based upon the implied protection level provided by each class against potential credit defaults. This was done by comparison to spreads for an investment grade credit default index and the comparable tranches within the index for equivalent credit protection. In addition, a liquidity premium of 1.75% was added to this spread. The resulting spread was used to calculate the present value of all such notes, based upon the anticipated maturity date. An additional discount of 2.5% was applied to reflect uncertainty over collateral values held to support the derivative transactions. An increase in the discount rate of 1% would reduce the value by $7 million (CDN$7 million) for these notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	ABCP Montreal Accord	ABCP Outside Montreal Accord	Restricted Bond index fund	TOTAL
	$	$	$	$
Balance at beginning of year	186	19	27	232
Settlements	(20)	—	(29)	(49)
Return on plan assets	20	—	2	22
Effect of foreign currency exchange rate change	7	2	—	9

Balance at end of year	193	21	—	214

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2010 are as follows:

	Pension plans	Other post-retirement benefit plans
	$	$
2011	101	7
2012	101	7
2013	130	7
2014	106	8
2015	108	7
2016—2020	596	37

NOTE 7.

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income) is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating loss (income) includes the following:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
Alternative fuel tax credits (Note 9)	(25)	(498)	—
Loss on sale of Wood business (Note 24)	50	—	—
Gain on sale of Woodland mill (Note 24)	(10)	—	—
Gain on sale of trademarks	—	(1)	(6)
Gain on sale of property, plant and equipment	(7)	(6)	(3)
Environmental provision	4	4	1
Foreign exchange loss (gain)	6	6	(5)
Other	2	(2)	5

Other operating loss (income), net	20	(497)	(8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

INTEREST EXPENSE, NET

The following table presents the components of interest expense:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
Interest on long-term debt(1)	97	121	132
Premium and fees on debt-for-debt exchange	—	—	1
Loss (gain) on repurchase of long-term debt	35	3	(8)
Reversal of fair value decrement (increment) on debentures	12	(12)	(3)
Receivables securitization	2	2	5
Amortization of debt issue costs and other	10	11	6

	156	125	133
Less: Interest income	1	—	—

	155	125	133

(1)	The Company capitalized $4 million of interest expense in 2010 (2009—$1 million; 2008—nil) related to the borrowing costs associated with various construction projects at its facilities.

NOTE 9.

INCOME TAXES

The components of Domtar Corporation’s earnings (loss) before income taxes by taxing jurisdiction were:

	December 31, 2010	December 31, 2009	December 31, 2008
	$	$	$
U.S. earnings	177	560	15
Foreign earnings (loss)	271	(70)	(585)

Earnings (loss) before income taxes	448	490	(570)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INCOME TAXES (CONTINUED)

Provisions for income taxes include the following:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
U.S. Federal and State:
Current	17	101	45
Deferred	(74)	79	(11)
Foreign:
Current	—	—	—
Deferred	(100)	—	(31)

Income tax (benefit) expense	(157)	180	3

The provision for income taxes of Domtar Corporation differs from the amounts computed by applying the statutory income tax rate of 35% to earnings (loss) before income taxes due to the following:

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
U.S. federal statutory income tax	157	172	(199)
Reconcilling items:
State and local income taxes, net of federal income tax benefit	15	4	4
Foreign income tax rate differential	(14)	6	25
Tax credits	(148)	(13)	(6)
Goodwill impairment	—	—	113
Alternative fuel tax credit income	(9)	(176)	—
Tax rate changes	—	(2)	1
Uncertain tax positions	15	168	8
U.S. manufacturing deduction	(2)	(2)	(2)
Valuation allowance on deferred tax assets	(164)	29	52
Other	(7)	(6)	7

Income tax expense (benefit)	(157)	180	3

During 2010, the Company recognized $25 million of income related to alternative fuel tax credits in Other operating loss (income) on the Consolidated Statement of Earnings (Loss). The $25 million represented an adjustment to amounts recorded as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. This income resulted in an income tax benefit of $9 million and an additional liability for uncertain income tax positions of $7 million, both of which impacted the U.S. effective tax rate for 2010. Additionally, the Company recorded a net tax benefit of $127 million from claiming a Cellulosic Biofuel Producer Credit (“CBPC”) in 2010 ($209 million of CBPC net of tax expense of $82 million), which also impacted the U.S. effective tax rate. Finally, the Company released the valuation allowance on the Canadian net deferred tax assets during the fourth quarter of 2010. The full $164 million valuation allowance balance that existed at January 1st, 2010 was either utilized during 2010 or reversed at the end of 2010 based on future projected income, which impacted the Canadian and overall consolidated effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INCOME TAXES (CONTINUED)

In July 2010, the U.S. Internal Revenue Service (“IRS”) Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulose biofuel sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer credit (“CBPC”) and will not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 will qualify for the $1.01 non-refundable CBPC. A taxpayer will be able to claim the credit on its federal income tax return for the 2009 tax year upon the receipt of a letter of registration from the IRS and any unused CBPC may be carried forward until 2015 to offset a portion of federal taxes otherwise payable.

The Company has approximately 207 million gallons of cellulose biofuel that qualifies for this CBPC for which we have not previously made claims under the Alternative Fuel Mixture Credit (“AFMC”) that represents approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, the Company submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we are successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFMC and CBPC could be claimed in the same year for different volumes of black liquor. In November 2010, the Company filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in Income tax expense (benefit) on the Consolidated Statement of Earnings (Loss). As of December 31, 2010, approximately $170 million of this credit remains to offset future U.S. federal income tax liability.

During 2009, the Company recognized $503 million of income, before $5 million of related costs, from alternative fuel tax credits with no related tax expense, resulting in a benefit of $176 million and an additional liability for uncertain income tax positions of $162 million, with both items impacting the U.S. effective tax rate. If the Company’s income tax positions with respect to the alternative fuel mixture tax credits are sustained, either all or in part, the Company would recognize a tax benefit in the future equal to the amount of the benefits sustained. Additionally, the Canadian effective tax rate for 2009 was impacted by the additional valuation allowance recorded against new Canadian deferred tax assets in the amount of $29 million.

During 2008, the Company recorded a goodwill impairment charge of $321 million with no tax benefit and both the Canadian and U.S. effective tax rates being impacted as a result. The Canadian effective tax rate for 2008 was also impacted by the valuation allowance taken on net Canadian deferred tax assets in the amount of $52 million.

Deferred tax assets and liabilities are based on tax rates that are expected to be in effect in future periods when deferred items reverse. Changes in tax rates or tax laws affect the expected future benefit or expense. The effect of such changes that occurred during each of the last three fiscal years is included in “Tax rate changes” disclosed in the effective income tax rate reconciliation shown above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INCOME TAXES (CONTINUED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2010 and December 31, 2009 are comprised of the following:

	December 31, 2010	December 31, 2009
	$	$
Accounting provisions	91	93
Net operating loss carryforwards and other deductions	114	179
Pension and other employee future benefit plans	52	64
Inventory	1	3
Tax credits	234	44
Other	12	2

Gross deferred tax assets	504	385
Valuation allowance	—	(164)

Net deferred tax assets	504	221

Property, plant and equipment	(820)	(824)
Deferred income	(83)	—
Impact of foreign exchange on long-term debt and investments	(30)	(27)

Total deferred tax liabilities	(933)	(851)

Net deferred tax liabilities	(429)	(630)

Included in:
Deferred income tax assets	115	137
Other assets (Note 13)	140	32
Income and other taxes payable	(2)	(6)
Deferred income taxes and other	(682)	(793)

Total	(429)	(630)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INCOME TAXES (CONTINUED)

At December 31, 2010, Domtar Corporation had utilized all of its remaining U.S. federal net operating loss carryforwards ($227 million as of December 31, 2009) and has no carryforward into future years. Canadian federal losses and scientific research and experimental development expenditures not previously deducted represent an amount of $394 million (CDN $397 million), out of which losses in the amount of $13 million (CDN $13 million) will begin to expire in 2025.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had previously established a valuation allowance against the net deferred tax assets of the Canadian subsidiaries resulting in a valuation allowance of $164 million as of December 31, 2009. Domtar Corporation’s Canadian subsidiaries incurred substantial book losses over 2007, 2008, and 2009 (including the impairment and closure costs related to the Dryden facility). Forecasted results for the Canadian operations did not previously provide sufficient positive evidence to overcome the negative evidence related to the accumulated book losses and the Company concluded that the realization of the net deferred tax assets was not “more likely than not” in accordance with ASC 740. Consequently, in 2008 the Company recorded a charge in the amount of $52 million to establish a valuation allowance against all of its remaining net Canadian deferred tax assets that arose during 2008 and all prior years. The net deferred tax assets in Canada primarily consist of net operating losses, scientific research and experimental development expenditures not previously deducted and tax depreciable assets.

The Company evaluates the realization of deferred tax assets on a quarterly basis. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires significant judgment. All available evidence, both positive and negative, are considered when determining whether, based on the weight of that evidence, a valuation allowance is needed. Specifically, the Company evaluated the following items:

•	Historical income / (losses) – particularly the most recent three-year period

•	Reversals of future taxable temporary differences

•	Projected future income / (losses)

•	Tax planning strategies

•	Divestitures

In its evaluation process, the Company gives the most weight to historical income or losses. During the fourth quarter of 2010, after evaluating all available positive and negative evidence, although realization is not assured, the Company determined that it is more likely than not that the Canadian net deferred tax assets will be fully realized in the future prior to expiration. Key factors contributing to this conclusion that the positive evidence ultimately outweighed existing negative evidence during the fourth quarter of 2010 included the fact

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INCOME TAXES (CONTINUED)

that the Canadian operations, excluding the loss-generating Wood business (sold to a third party on June 30, 2010) and elements of other comprehensive income, went from a three-year cumulative loss position to a three-year cumulative income position during the fourth quarter of 2010; they have been able to demonstrate continual profitability throughout 2010; and are projected to continue to be profitable in the coming years. Accordingly, the Company released the valuation allowance from its deferred tax assets resulting in a deferred tax benefit of $164 million in its Consolidated Statements of Earnings (Loss) in 2010.

The Company does not provide for a U.S. income tax liability on undistributed earnings of its Canadian subsidiaries. The earnings of the Canadian subsidiaries, which reflect full provision for Canadian income taxes, are currently indefinitely reinvested in Canadian operations. Temporary differences related to its investment in the Canadian subsidiaries do not result in any unrecognized deferred tax liability.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2010, the Company had gross unrecognized tax benefits of approximately $242 million ($226 million and $45 million at December 31, 2009 and 2008, respectively). If recognized in 2011, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31, 2010	December 31, 2009	December 31, 2008
	$	$	$
Balance at beginning of year	226	45	40
Additions based on tax positions related to current year	14	179	7
Additions for tax positions of prior years	—	—	6
Reductions for tax positions of prior years	(5)	—	(6)
Interest	6	—	1
Foreign exchange impact	1	2	(3)

Balance at end of year	242	226	45

The Company recorded $6 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2010 (nil and $1 million for 2009 and 2008, respectively). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.

The Company and its subsidiaries will file one consolidated U.S. federal income tax return for 2010 as well as returns in Canada, Hong Kong, various states and provinces. At December 31, 2010, the Company’s subsidiaries are subject to U.S. and Canadian federal income tax as well as various state or provincial income tax examinations for the tax years 2006 through 2010, with U.S. federal years prior to 2007 being closed from a cash tax liability standpoint, however loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations or financial condition. The Company does not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INCOME TAXES (CONTINUED)

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

NOTE 10.

INVENTORIES

The following table presents the components of inventories:

	December 31, 2010	December 31, 2009
	$	$
Work in process and finished goods	361	430
Raw materials	105	114
Operating and maintenance supplies	182	201

	648	745

NOTE 11.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31, 2010	December 31, 2009
		$	$

Machinery and equipment	3-20	7,808	8,048
Buildings and improvements	10-40	1,122	1,168
Timber limits and land		284	286
Assets under construction		41	73

		9,255	9,575
Less: Allowance for depreciation and amortization		(5,488)	(5,446)

		3,767	4,129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	December 31, 2010	December 31, 2009
		$	$

Intangible assets subject to amortization
Water rights	40	8	15
Power purchase agreements	25	33	31
Customer relationships	17	11	11
Trade names	7	7	7
Supplier agreement	5	6	6
Cutting rights	Units of production method	—	23

		65	93
Allowance for amortization		(9)	(8)

Total intangible assets		56	85

Amortization expense related to intangible assets for the year ended December 31, 2010 was $4 million (2009—$8 million; 2008—$10 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2011	2012	2013	2014	2015
	$	$	$	$	$
Amortization expense related to intangible assets	5	5	3	3	2

NOTE 13.

OTHER ASSETS

The following table presents the components of other assets:

	December 31, 2010	December 31, 2009
	$	$
Pension asset—defined benefit pension plans (Note 6)	36	32
Unamortized debt issue costs	13	19
Deferred income tax assets (Note 9)	140	32
Investments and advances	7	14
Other	7	6

	203	103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

On November 17, 2010, the Company announced the start up of its new fluff pulp machine which will have an annual production capacity of approximately 444,000 metric tons. The mill will exclusively produce fluff pulp and operate two fiber lines and one fluff pulp machine. During the year, the Company recorded $39 million of accelerated depreciation and $1 million of inventory obsolescence related to the reconfiguration of the Plymouth, North Carolina mill to 100% fluff pulp production, announced on October 20, 2009. The Company recorded a $1 million write-down for the related paper machine in 2010.

During the second quarter of 2010, the Company decided to close the Cerritos, California forms converting plant, and recorded a $1 million write-down for the related assets and $1 million in severance and termination costs. Operations ceased on July 16, 2010.

On March 16, 2010, the Company announced that it would permanently close its coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected 219 employees. The Company recorded a $9 million write-down for the related fixed assets, $8 million of severance and termination costs and $8 million of inventory obsolescence. Operations ceased in April 2010.

During 2010, other costs related to previous closures include $3 million in severance and termination costs and $6 million of other costs.

On December 21, 2009, the Company decided to dismantle the Prince Albert facility. The Company removed machinery and equipment from the site and may take further steps to engage the services of demolition contractors and file for a demolition permit but in the meantime, the Company is evaluating other options for the site. The Prince Albert pulp and paper mill was closed in the first quarter of 2006 and has not been operated since. The Company recorded a $14 million impairment charge for the related machinery and equipment, $2 million of inventory obsolescence, $4 million of environmental costs and $1 million of other costs. In 2008, the dismantling of the paper machine and converting equipment was completed and the Company recorded $10 million in dismantling expenses.

On October 20, 2009, the Company announced that it would convert its Plymouth mill to 100% fluff pulp production. The aggregate pre-tax earnings charge in connection with this conversion was $26 million which included $13 million in non-cash charges relating to accelerated depreciation of the carrying amounts of the manufacturing equipment as well as $3 million in write-down of related spare parts and $10 million in severance and termination costs.

On February 5, 2009, the Company announced a permanent shut down of a paper machine in its Plymouth pulp and paper mill effective at the end of February 2009. This measure resulted in the permanent curtailment of 293,000 tons of paper production capacity and the shut down affected approximately 185 employees. The Company recorded a $35 million accelerated depreciation charge for the related write-down on plant and equipment, $7 million of severance and termination costs and $5 million of inventory obsolescence. Given the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. CLOSURE AND RESTRUCTURING LIABILITY (CONTINUED)

closure of the paper machine, the Company conducted a Step I impairment test on the remaining Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

During 2009, other costs related to previous closures include $5 million of severance and termination costs, $4 million loss of pension curtailment and $10 million of other costs.

Following the permanent closure announced on December 18, 2008 of its Lebel-sur-Quévillon pulp mill and sawmill, the Company recorded $4 million loss of pension curtailment in 2009 and recorded $8 million of severance and termination costs in 2008. Operations at the pulp mill had been indefinitely idled in November 2005 due to unfavorable economic conditions and the sawmill had been indefinitely idled since 2006. At the time, the pulp mill and sawmill employed 425 and 140 employees, respectively. The Lebel-sur-Quévillon pulp mill had an annual production capacity of 300,000 metric tons.

Following the permanent shutdown of the paper machine and the converting operations at the Dryden mill announced on November 4, 2008, the Company recorded $3 million and $6 million of severance and termination costs, $5 million and $1 million of inventory obsolescence and nil and $8 million loss of pension curtailment, respectively in 2009 and 2008. These measures resulted in the permanent curtailment of Domtar’s annual paper production capacity by approximately 151,000 tons and affected approximately 195 employees.

During 2008, other costs related to previous closures include $9 million in severance and termination costs and $1 million of other costs.

The following tables provide the components of closure and restructuring costs by segment:

	Year ended December 31, 2010
	Papers	Paper Merchants	Wood	Total
	$	$	$	$
Severance and termination costs	11	1	—	12
Inventory obsolescence (1)	9	—	—	9
Other	6	—	—	6

Closure and restructuring costs	26	1	—	27

	Year ended December 31, 2009
	Papers	Paper Merchants	Wood	Total
	$	$	$	$
Severance and termination costs	20	2	3	25
Inventory obsolescence (1)	15	—	—	15
Loss on curtailment of pension benefits	4	—	4	8
Environmental provision	4	—	—	4
Other	9	—	2	11

Closure and restructuring costs	52	2	9	63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. CLOSURE AND RESTRUCTURING LIABILITY (CONTINUED)

	Year ended December 31, 2008
	Papers	Paper Merchants	Wood	Total
	$	$	$	$
Severance and termination costs	19	—	4	23
Dismantling expense	10	—	—	10
Inventory obsolescence (1)	1	—	—	1
Loss on curtailment of pension benefits	8	—	—	8
Other	—	—	1	1

Closure and restructuring costs	38	—	5	43

(1)	Inventory obsolescence primarily relates to the write down of operating and maintenance supplies classified as Inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

	December 31, 2010	December 31, 2009
	$	$
Balance at beginning of year	24	47
Environmental provision reflected in Note 20	—	(17)
Additions	13	29
Severance payments	(18)	(32)
Change in estimates	(2)	(8)
Other	(1)	—
Effect of foreign currency exchange rate change	1	5

Balance at end of year	17	24

Other costs related to the above 2010 closures expected to be incurred over 2011 include approximately $5 million for demolition, $1 million for security and $3 million of other costs. These costs will be expensed as incurred and are related to the Papers segment.

Closure and restructuring costs are based on management’s best estimates at December 31, 2010. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

COMPREHENSIVE INCOME (LOSS)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
Net earnings (loss)	605	310	(573)
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges:
Net gain (loss) arising during the period, net of tax of $3 (2009—$2; 2008—$3)	(4)	51	(77)
Less: Reclassification adjustment for (gains) losses included in net earnings (loss), net of tax of $(1) (2009—$1; 2008—nil)	(2)	18	25
Foreign currency translation adjustments	66	206	(392)
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax of $19 (2009—$(6); 2008—$26)	(54)	(74)	(53)
Amortization of prior service costs	—	—	1

Comprehensive income (loss)	611	511	(1,069)

NOTE 16.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31, 2010	December 31, 2009
	$	$

Trade payables	409	395
Payroll-related accruals	168	168
Accrued interest	15	24
Payables on capital projects	3	5
Rebate accruals	13	17
Liability—other post-retirement benefit plans (Note 6)	4	4
Provision for environment and other asset retirement obligations (Note 20)	28	15
Closure and restructuring costs liability (Note 14)	17	26
Derivative financial instruments	10	12
Dividend payable	11	—
Other	—	20

	678	686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

LONG-TERM DEBT

	Maturity	Notional Amount	Currency	December 31, 2010	December 31, 2009
		$		$	$
Unsecured notes
7.875% Notes	2011	—	US	—	138
5.375% Notes	2013	74	US	70	293
7.125% Notes	2015	213	US	213	399
9.5% Notes	2016	125	US	135	137
10.75% Notes	2017	400	US	388	386
Secured term loan facility	2014	—	US	—	336
Capital lease obligations	2011 – 2028			21	23

				827	1,712
Less: Due within one year				2	11

				825	1,701

Principal long-term debt repayments, including capital lease obligations, in each of the next five years amounted to:

	Long-term debt	Capital leases
	$	$
2011	—	3
2012	—	4
2013	74	3
2014	—	4
2015	213	3
Thereafter	525	15

	812	32
Less: Amounts representing interest	—	(11)

Total payments, excluding fair value increment of $6 million and debt discount of $12 million	812	21

UNSECURED NOTES

On October 19, 2010 the Company redeemed $135 million of the 7.875% Note due in 2011 and recorded a charge of $7 million related to the repruchase of the notes.

As a result of the cash tender offer during the second quarter of 2010, the Company repurchased $238 million of the 5.375% Notes due 2013 and $187 million of the 7.125% Notes due 2015. The Company recorded a charge of $40 million related to the repurchase of the notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

On June 9, 2009, the Company issued $400 million 10.75% Notes due 2017 (“Notes”) at an issue price of $385 million. The net proceeds from the offering of the Notes were used to fund the portion of the purchase price of the 7.875% Notes due 2011 tendered and accepted by the Company pursuant to a tender offer, including the payment of accrued interest and applicable early tender premiums, not funded with cash on hand. The Company recorded a gain of $15 million related to the fair value increment associated with the portion of the 7.875% Notes repurchased, and recorded an expense of $4 million for the premium paid, and $1 million for other costs. Issuance expenses for the Notes of $8 million were deferred and are being amortized over the duration of the Notes.

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

BANK FACILITY

During 2010, the Company repaid the outstanding amount on the secured term loan due in 2014 in the amount of $336 million.

The Company’s Credit Agreement consists of a $750 million senior secured revolving credit facility which matures on March 7, 2012. No amounts were borrowed on this facility at December 31, 2010 (2009—$6 million recorded in Bank indebtedness). At December 31, 2010, the Company had outstanding letters of credit amounting to $50 million under this credit facility (2009—$53 million). The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

Any amounts drawn under the revolving credit facility bear annual interest at either a Eurodollar rate plus a margin of between 1.25% and 2.25%, or an alternate base rate plus a margin of between 0.25% and 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in U.S. dollars bear annual interest at either a Eurodollar rate plus a margin of between 1.25% and 2.25%, or a U.S. base rate plus a margin of between 0.25% and 1.25%. Amounts drawn under the revolving credit facility by Domtar Inc. in Canadian dollars bear annual interest at the Canadian prime rate plus a margin of between 0.25% and 1.25%. Domtar Inc. may also issue bankers’ acceptances denominated in Canadian dollars which are subject to an acceptance fee, payable on the date of acceptance, which is calculated at a rate per annum equal to between 1.25% and 2.25%. The interest rate margins and the acceptance fee, in each case, with respect to the revolving credit facility are subject to adjustments based on the Company’s consolidated leverage ratio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions or changes in lines of business. As long as the revolving credit commitments are outstanding, the Company is required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. At December 31, 2010, the Company was in compliance with these covenants.

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

RECEIVABLES SECURITIZATION

The Company uses securitization of certain receivables to provide additional liquidity to fund its operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The Company’s securitization program consists of the sale of its domestic receivables to a bankruptcy remote consolidated subsidiary which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables. The program normally allows the daily sale of new receivables to replace those that have been collected. The Company retains a subordinated interest which is included in Receivables on the Consolidated Balance Sheets and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value. Fair value is determined on a discounted cash flow basis. The Company retains responsibility for servicing the receivables sold but does not record a servicing asset or liability as the fees received by the Company for this service approximate the fair value of the services rendered.

The program contains provisions restricting its availability if certain termination events occur related to receivable performance or if a default occurs under the credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

In November 2010, the agreement governing this receivables securitization program was amended and extended to mature in November 2013. The available proceeds that may be received under the program are limited to $150 million. At December 31, 2010 no amounts were outstanding under the program (2009—$20 million). The accounting treatment with respect to the transfers of such receivables has changed in January 2010 with the amendment of the “Transfer and Servicing” Topic issued by the FASB, please refer to Note 2 “Recent Accounting Pronouncements” for additional information. Sales of receivables under this program are accounted for as secured borrowings in 2010 and were accounted for as off balance sheet financing in 2009. Before 2010, gains and losses on securitization of receivables were calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds upon sale and the fair value of the retained subordinated interest in such receivables on the date of the transfer.

In 2010, a net charge of $2 million (2009—$2 million; 2008—$5 million) resulted from the programs described above and was included in Interest expense in the Consolidated Statements of Earnings (Loss). The net cash outflow in 2010, from the reduction of senior beneficial interest under the program was $20 million (2009—$90 million).

NOTE 18.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	December 31, 2010	December 31, 2009
	$	$
Liability—other post-retirement benefit plans (Note 6)	110	118
Pension liability—defined benefit pension plans (Note 6)	100	112
Provision for environment and other asset retirement obligations (Note 20)	79	96
Worker’s compensation	3	3
Stock-based compensation—liability awards	38	16
Other	20	21

	350	366

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. At December 31, 2010, Domtar estimated the net present value of its asset retirement obligations to be $43 million (2009—$46 million); the present value is based on probability weighted undiscounted cash outflows of $92 million (2009—$109 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2033. However, some settlement scenarios call for obligations to be settled as late as December 31, 2050. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 5.50% and 12.00%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. OTHER LIABILITIES AND DEFERRED CREDITS (CONTINUED)

The following table reconciles Domtar’s asset retirement obligations:

	December 31, 2010	December 31, 2009
	$	$
Asset retirement obligations, beginning of year	46	34
Additions	—	3
Revisions to estimated cash flows	—	3
Sale of businesses	(7)	—
Settlements	(1)	—
Accretion expense	4	3
Effect of foreign currency exchange rate change	1	3

Asset retirement obligations, end of year	43	46

NOTE 19.

SHAREHOLDERS’ EQUITY

During the year, the Company declared three quarterly dividends of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $11 million, $10 million and $11 million were paid on July 15, 2010, October 15, 2010 and January 17, 2011, respectively, to shareholders of record as of June 15, 2010, September 15, 2010 and December 15, 2010, respectively.

On February 23, 2011, the Company’s Board of Directors approved a quarterly dividend of $0.25 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on April 15, 2011 to shareholders of record on March 15, 2011.

STOCK REPURCHASE PROGRAM

On May 4, 2010, the Company’s Board of Directors authorized a stock repurchase program (“the Program”) of up to $150 million of Domtar Corporation’s common stock. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns.

During 2010, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. SHAREHOLDERS’ EQUITY (CONTINUED)

of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During 2010, the Company repurchased 738,047 shares at an average price of $59.96 for a total cost of $44 million. Also, the Company entered into structured stock repurchase agreements that did not result in the repurchase of shares but resulted in net gains of $2 million which are recorded as a component of Shareholder’s equity. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

Subsequent to December 31, 2010, the Company repurchased 244,938 shares for $22 million and took delivery of 394,791 shares upfront with respect to structured share repurchase agreements of $40 million.

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue twenty million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2010 or December 31, 2009.

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

SPECIAL VOTING STOCK

One share of special voting stock, par value $0.01 per share was issued on March 7, 2007. The share of special voting stock is held by Computershare Trust Company of Canada (the “Trustee”) for the benefit of the holders of exchangeable shares of Domtar (Canada) Paper Inc. in accordance with the voting and exchange trust agreement. The Trustee holder of the share of special voting stock is entitled to vote on each matter which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. SHAREHOLDERS’ EQUITY (CONTINUED)

shareholders generally are entitled to vote, and the Trustee holder of the share of special voting stock will be entitled to cast on each such matter a number of votes equal to the number of outstanding exchangeable shares of Domtar (Canada) Paper Inc. for which the Trustee holder has received voting instructions. The Trustee holder will not be entitled to receive dividends or distributions in its capacity as holder or owner thereof.

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2010 and December 31, 2009, were as follows:

	December 31, 2010		December 31, 2009
Common stock	Number of shares	$	Number of shares	$

Balance at beginning of year	42,062,408	—	41,219,727	5
Shares issued
Stock options	15,932	—	13,740	—
RSU and PCRSU conversions	52,064	—	78,000	—
Conversion of exchangeable shares	169,627	—	750,941	—
Reverse stock split (12:1)	—	—	—	(5)
Treasury stock (1)	(664,857)	—	—	—

Balance at end of year	41,635,174	—	42,062,408	—

(1)	The Company repurchased 738,047 shares during 2010 and issued 73,190 shares out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

EXCHANGEABLE SHARES

The Company is authorized to issue unlimited exchangeable shares at no par value. On May 29, 2009, an equivalent reverse stock split was also authorized for the outstanding exchangeable shares of Domtar (Canada) Paper Inc. on the same terms and conditions as the Company’s common stock. The reverse stock split became effective June 10, 2009 at 6:01 PM (ET). As such, a total of 812,694 common stock remains reserved for future issuance for the exchangeable shares of Domtar (Canada) Paper Inc. outstanding at December 31, 2010 (2009—982,321). The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economic equivalent to shares of the Company’s common stock. The rights, privileges, restrictions and conditions attaching to the exchangeable shares include the following:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. SHAREHOLDERS’ EQUITY (CONTINUED)

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

NOTE 20.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

In 2010, the Company’s operating expenses for environmental matters, as described in Note 1, amounted to $62 million (2009—$71 million; 2008—$81 million).

The Company made capital expenditures for environmental matters of $3 million in 2010, excluding the $51 million spent under the Pulp and Paper Green Transformation Program, which was reimbursed by the Government of Canada, (2009—$2 million; 2008—$4 million), for the improvement of air emissions, effluent treatment and remedial actions to address environmental compliance. At this time, management does not expect any additional required expenditure that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

(“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The hearing scheduled for January 2011 was cancelled and no alternative date was scheduled as of yet. The relevant government authorities are reviewing several remediation plans and a decision is expected in the first quarter of 2011. The Company has recorded an environmental reserve to address the estimated exposure.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31, 2010	December 31, 2009
	$	$
Balance at beginning of year	111	99
Additions	4	4
Sale of businesses	(9)	—
Environmental spending	(7)	(5)
Accretion	4	3
Effect of foreign currency exchange rate change	4	10

Balance at end of year	107	111

At December 31, 2010, anticipated undiscounted payments in each of the next five years were as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and other asset retirement obligations	28	42	4	5	2	75	156

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

In the United States, both the Senate and Congress have been considering legislation to reduce emissions of GHGs. In addition, several states are already requiring the reduction of GHG emissions by certain companies and public utilities, primarily through the planned development of GHG emission inventories and/or state GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) has begun the process of regulating GHG via the Clean Air Act. Passage of climate control legislation or other regulatory initiatives by the Senate, Congress or various U.S. states, or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of GHGs in areas in which the Company conducts business may have a material effect on the Company’s operations. The Company expects not to be disproportionately affected by these measures compared with other pulp and paper operations in the United States. There are presently no federal or provincial legislations on regulatory obligations to reduce GHG for the Company’s pulp and paper operations in Canada.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

While it is likely that there will be increased regulation relating to GHG and climate change, at this stage it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations.

At December 31, 2010, the Company had a provision of $107 million for environmental matters and other asset retirement obligations (2009—$111 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Industrial Boiler Maximum Achievable Controlled Technology Standard (“MACT”)

The EPA has proposed several standards related to emissions from boilers and process heaters included in our manufacturing processes. These standards are referred to as Boiler MACT. A final rule was released in late February 2011, however, the EPA has provided for a process referred to as “reconsideration” for certain portions of the final rule, thus delaying enactment and making uncertain what actions the agency will take with those portions of the rule subject to reconsideration. Compliance with Boiler MACT will be required three years after a final rule is enacted.

It is apparent that owners and operators of boilers will be required to address multiple industrial boilers and process heaters in order to comply with the final rule. Until a final rule is enacted, it is not possible to provide an estimated cost of compliance, but compliance may have a significant impact on our results of operations, financial position or cash flows.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2010, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In September 2010, Kleen Products LLC (“Kleen”) filed a class action suit in the United States District Court for the Northern district of Illinois, Kleen Products LLC v. Packaging Corporation of America, et al, naming among others the Company, Norampac Inc. (“Norampac”) and Cascades Inc. (“Cascades”), as defendants. Kleen alleged that the defendants conspired to fix prices and reduce output of containerboard in the United States between August 2005 and October 2010 (“Class Action Period”). Four additional suits with essentially the same allegations have been filed in the same court since Kleen (collectively, “Containerboard Litigation”), the last of them not including Domtar as a defendant. In 1997, Domtar Inc. (a now wholly-owned subsidiary of Domtar Corporation), transferred all of its containerboard assets to Norampac, a corporation which was a joint venture with Cascades, and in which Domtar Inc. and Cascades were each 50-percent shareholders. Domtar Inc. sold its 50 percent share of Norampac to Cascades in December 2006. Since the Company and Domtar Inc. did not sell any containerboard in the United States during the Class Action Period, the Company intends to vigorously contest the allegations made against it on that basis and on other grounds, and the Company will seek a prompt dismissal from this litigation. On November 8, 2010, plaintiffs filed a consolidated amended complaint in the Containerboard Litigation without naming the Company or Domtar Inc. as defendants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Accordingly, the Company considers the Containerboard Litigation to have been terminated with respect to itself and Domtar Inc.

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

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $121 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $111 million (CDN$110 million).

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

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2010, were as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	25	17	11	9	4	5	71
Other commercial commitments	83	24	4	3	3	4	121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Total operating lease expense amounted to $32 million in 2010 (2009—$36 million; 2008—$39 million).

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2010, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

NOTE 21.

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at December 31, 2010 and December 31, 2009, the Company did not have any customers that represented more than 10% of the receivables, prior to the effect of receivables securitization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2010 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2011	2012	2013
Natural gas	6,690,000	MMBTU	(1)	$40	29%	11%	3%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of December 31, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) for the year ended December 31, 2010 resulting from hedge ineffectiveness (2009 and 2008—nil).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2010 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2011
Currency options purchased	CDN	$400	50%
Currency options sold	CDN	$400	50%

The currency options are fully effective as at December 31, 2010. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) for the year ended December 31, 2010 resulting from hedge ineffectiveness (2009 and 2008—nil).

The Effect of Derivative Instruments on the Consolidated Statements of Earnings (Loss) and Consolidated Statements of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the year ended			For the year ended
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010	December 31, 2009	December 31, 2008
	$	$	$	$	$	$
Natural gas swap contracts (a)	(8)	(4)	(5)	(9)	(2)	—
Oil swap contracts (a)	—	2	—	—	1	—
Currency options (a)	4	53	(72)	11	(17)	(25)

Total	(4)	51	(77)	2	(18)	(25)

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) is recorded in Cost of sales.

The gain (loss) recorded in Accumulated other comprehensive loss relating to natural gas contracts will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at December 31, 2010.

The gain (loss) recorded in Accumulated other comprehensive loss relating to currency options will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The accounting standards dealing with fair value measurement and disclosures, establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. The accounting standards dealing with fair value measurement and disclosures establishes and prioritizes three levels of inputs that may be used to measure fair value:

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) for the years ended December 31, 2010 and December 31, 2009, in accordance with the accounting standards dealing with fair value measurement and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	14	—	14	—	(a)	Prepaid expenses

Total Assets	14	—	14	—

Liabilities derivatives
Currency options	3	—	3	—	(a)	Trade and other payables
Natural gas swap contracts	7	—	7	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits

Total Liabilities	12	—	12	—

Other Instruments:
Asset backed commercial paper investments	6	—	—	6	(b)	Other assets
Long-term debt	979	979	—	—	(c)	Long-term debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2009	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	25	—	25	—	(a)	Prepaid expenses

Total Assets	25	—	25	—

Liabilities derivatives
Currency options	3	—	3	—	(a)	Trade and other payables
Natural gas swap contracts	9	—	9	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits

Total Liabilities	14	—	14	—

Other Instruments:
Long-term debt	1,805	1,805	—	—	(c)	Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

•

For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

•	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of ABCP investments is classified under Level 3 and is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the new notes as at December 31, 2010.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009. However, fair value disclosure is required.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

SEGMENT DISCLOSURES

Following the sale of the Wood business on June 30, 2010, the Company’s reporting segments correspond to the following business activities: Papers and Paper Merchants. Prior to June 30, 2010, the Company operated in the three reportable segments described below. Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•

Papers—represents the aggregation of the manufacturing and distribution business, commercial printing and publishing, and converting and specialty papers, as well as market softwood, fluff and hardwood pulp.

•

Paper Merchants—involves the purchasing, warehousing, sale and distribution of various products made by the Company and by other manufacturers. These products include business and printing papers and certain industrial products.

•	Wood—comprises the manufacturing and marketing of lumber and wood-based value-added products and the management of forest resources.

The Company’s Wood segment was sold on June 30, 2010 as described in Note 24 “Sale of Wood business and Woodland Mill”.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

SEGMENT DATA	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
Sales
Papers	5,070	4,632	5,440
Paper Merchants	870	873	990
Wood	150	211	268

Total for reportable segments	6,090	5,716	6,698
Intersegment sales—Papers	(229)	(231)	(276)
Intersegment sales—Wood	(11)	(20)	(28)

Consolidated sales	5,850	5,465	6,394

Depreciation and amortization
Papers	381	382	435
Paper Merchants	4	3	3
Wood	10	20	25

Consolidated depreciation and amortization	395	405	463

Impairments and write-downs
Papers	50	62	694
Wood	—	—	14

Consolidated impairments and write-downs	50	62	708

Operating income (loss)
Papers	667	650	(369)
Paper Merchants	(3)	7	8
Wood	(54)	(42)	(73)
Corporate	(7)	—	(3)

Consolidated operating income (loss)	603	615	(437)
Interest expense	155	125	133

Earnings (loss) before income taxes	448	490	(570)
Income tax expense (benefit)	(157)	180	3

Net earnings (loss)	605	310	(573)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. SEGMENT DISCLOSURES (CONTINUED)

SEGMENT DATA (CONTINUED)	December 31, 2010	December 31, 2009
	$	$
Segment assets
Papers	5,088	5,538
Paper Merchants	99	101
Wood	—	250

Total for reportable segments	5,187	5,889
Corporate	839	630

Consolidated assets	6,026	6,519

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
Additions to property, plant and equipment
Papers	142	93	130
Paper Merchants	2	1	2
Wood	1	4	7

Total for reportable segments	145	98	139
Corporate	5	8	18

Consolidated additions to property, plant and equipment	150	106	157
Add: Change in payables on capital projects	3	—	6

Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	153	106	163

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
	$	$	$
Geographic information
Sales
United States	4,245	4,139	5,012
Canada	837	789	832
Other foreign countries	768	537	550

	5,850	5,465	6,394

	December 31, 2010	December 31, 2009
	$	$
Property, plant and equipment, net
United States	2,543	2,799
Canada	1,224	1,330

	3,767	4,129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23.

CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries Inc. (and subsidiaries, excluding Domtar Funding LLC), Ris Paper Company Inc. and Domtar A.W., LLC (and subsidiary) all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company LLC’s own 100% owned subsidiaries; including Domtar Delaware Investments Inc., Domtar Delaware Holdings Inc., Domtar Delaware Holdings LLC, Domtar Inc. and Domtar Pulp & Paper Products Inc. (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2010 and December 31, 2009 and the Statements of Earnings (Loss), and Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	Year ended December 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,826	1,962	(938)	5,850
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,805	1,550	(938)	4,417
Depreciation and amortization	—	287	108	—	395
Selling, general and administrative	28	333	(23)	—	338
Impairment and write-down of property, plant and equipment	—	50	—	—	50
Closure and restructuring costs	—	19	8	—	27
Other operating loss (income), net	7	(14)	27	—	20

	35	4,480	1,670	(938)	5,247

Operating income (loss)	(35)	346	292	—	603
Interest expense (income), net	153	59	(57)	—	155

Earnings (loss) before income taxes	(188)	287	349	—	448
Income tax (benefit) expense	(164)	79	(72)	—	(157)
Share in earnings of equity accounted investees	629	421	—	(1,050)	—

Net earnings	605	629	421	(1,050)	605

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,504	1,684	(723)	5,465
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,659	1,536	(723)	4,472
Depreciation and amortization	—	299	106	—	405
Selling, general and administrative	30	241	74	—	345
Impairment and write-down of property, plant and equipment	—	48	14	—	62
Closure and restructuring costs	—	31	32	—	63
Other operating loss (income), net	(143)	(487)	(11)	144	(497)

	(113)	3,791	1,751	(579)	4,850

Operating income (loss)	113	713	(67)	(144)	615
Interest expense (income), net	122	47	(44)	—	125

Earnings (loss) before income taxes	(9)	666	(23)	(144)	490
Income tax expense	28	152	—	—	180
Share in earnings (loss) of equity accounted investees	491	(23)	—	(468)	—

Net earnings (loss)	454	491	(23)	(612)	310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2008
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	5,138	2,421	(1,165)	6,394
Operating expenses
Cost of sales, excluding depreciation and amortization	—	4,175	2,215	(1,165)	5,225
Depreciation and amortization	—	311	152	—	463
Selling, general and administrative	57	289	54	—	400
Impairment and write-down of property, plant and equipment	—	96	287	—	383
Impairment of goodwill and intangible assets	—	85	240	—	325
Closure and restructuring costs	—	2	41	—	43
Other operating income, net	—	(4)	(4)	—	(8)

	57	4,954	2,985	(1,165)	6,831

Operating income (loss)	(57)	184	(564)	—	(437)
Interest expense (income), net	126	(194)	201	—	133

Earnings (loss) before income taxes	(183)	378	(765)	—	(570)
Income tax (benefit) expense	(59)	77	(15)	—	3
Share in earnings (loss) of equity accounted investees	(449)	(750)	—	1,199	—

Net earnings (loss)	(573)	(449)	(750)	1,199	(573)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	December 31, 2010
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	311	50	169	—	530
Receivables	4	416	181	—	601
Inventories	—	477	171	—	648
Prepaid expenses	5	6	17	—	28
Income and other taxes receivable	47	—	33	(2)	78
Intercompany accounts	367	2,797	291	(3,455)	—
Deferred income taxes	1	104	10	—	115

Total current assets	735	3,850	872	(3,457)	2,000
Property, plant and equipment, at cost	—	5,537	3,718	—	9,255
Accumulated depreciation	—	(2,993)	(2,495)	—	(5,488)

Net property, plant and equipment	—	2,544	1,223	—	3,767
Intangible assets, net of amortization	—	10	46	—	56
Investments in affiliates	6,421	1,742	—	(8,163)	—
Intercompany long-term advances	6	80	871	(957)	—
Other assets	27	1	189	(14)	203

Total assets	7,189	8,227	3,201	(12,591)	6,026

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	19	4	—	23
Trade and other payables	33	375	270	—	678
Intercompany accounts	2,825	399	231	(3,455)	—
Income and other taxes payable	—	2	22	(2)	22
Long-term debt due within one year	—	2	—	—	2

Total current liabilities	2,858	797	527	(3,457)	725
Long-term debt	803	10	12	—	825
Intercompany long-term loans	351	606	—	(957)	—
Deferred income taxes and other	—	920	18	(14)	924
Other liabilities and deferred credits	39	66	245	—	350
Shareholders’ equity	3,138	5,828	2,399	(8,163)	3,202

Total liabilities and shareholders’ equity	7,189	8,227	3,201	(12,591)	6,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	605	629	421	(1,050)	605
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	205	(589)	(105)	1,050	561

Cash flows provided from operating activities	810	40	316	—	1,166

Investing activities
Additions to property, plant and equipment	—	(134)	(19)	—	(153)
Proceeds from disposals of property, plant and equipment	—	6	20	—	26
Proceeds from sale of businesses and investments	—	44	141	—	185

Cash flows provided from (used for) investing activities	—	(84)	142	—	58

Financing activities
Dividend payments	(21)	—	—	—	(21)
Net change in bank indebtedness	—	(8)	(11)	—	(19)
Repayment of long-term debt	(896)	(2)	—	—	(898)
Debt issue and tender offer costs	(35)	—	—	—	(35)
Stock repurchase	(44)	—	—	—	(44)
Prepaid and premium on structured stock repurchase, net	2	—	—	—	2
Increase in long-term advances to related parties	—	—	(282)	282	—
Decrease in long-term advances to related parties	261	21	—	(282)	—
Other	(3)	—	—	—	(3)

Cash flows provided from (used for) financing activities	(736)	11	(293)	—	(1,018)

Net increase (decrease) in cash and cash equivalents	74	(33)	165	—	206
Cash and cash equivalents at beginning of year	237	83	4	—	324

Cash and cash equivalents at end of year	311	50	169	—	530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	454	491	(23)	(612)	310
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	503	(730)	97	612	482

Cash flows provided from (used for) operating activities	957	(239)	74	—	792

Investing activities
Additions to property, plant and equipment	—	(83)	(23)	—	(106)
Proceeds from disposals of property, plant and equipment	—	5	16	—	21

Cash flows used for investing activities	—	(78)	(7)	—	(85)

Financing activities
Net change in bank indebtedness	—	2	(2)	—	—
Change of revolving bank credit facility	(60)	—	—	—	(60)
Issuance of long-term debt	385	—	—	—	385
Repayment of long-term debt	(717)	(6)	(2)	—	(725)
Debt issue and tender offer costs	(14)	—	—	—	(14)
Increase in long-term advances to related parties	(314)	—	(76)	390	—
Decrease in long-term advances to related parties	—	390	—	(390)	—

Cash flows provided from (used for) financing activities	(720)	386	(80)	—	(414)

Net increase (decrease) in cash and cash equivalents	237	69	(13)	—	293
Translation adjustments related to cash and cash equivalents	—	—	15	—	15
Cash and cash equivalents at beginning of year	—	14	2	—	16

Cash and cash equivalents at end of year	237	83	4	—	324

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2008
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	(573)	(449)	(750)	1,199	(573)
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	594	1,008	367	(1,199)	770

Cash flows provided from (used for) operating activities	21	559	(383)	—	197

Investing activities
Additions to property, plant and equipment	—	(99)	(64)	—	(163)
Proceeds from disposals of property, plant and equipment and sale of trademarks	—	5	30	—	35
Business acquisition—Joint venture	—	—	(12)	—	(12)

Cash flows used for investing activities	—	(94)	(46)	—	(140)

Financing activities
Net change in bank indebtedness	—	(33)	9	—	(24)
Change of revolving bank credit facility	10	—	—	—	10
Repayment of long-term debt	(75)	(18)	(2)	—	(95)
Increase in long-term advances to related parties	—	(453)	—	453	—
Decrease in long-term advances to related parties	35	—	418	(453)	—

Cash flows provided from (used for) financing activities	(30)	(504)	425	—	(109)

Net decrease in cash and cash equivalents	(9)	(39)	(4)	—	(52)
Translation adjustments related to cash and cash equivalents	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of year	9	53	9	—	71

Cash and cash equivalents at end of year	—	14	2	—	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24.

SALE OF WOOD BUSINESS AND WOODLAND MILL

Sale of Wood business

On June 30, 2010, the Company sold its Wood business to EACOM Timber Corporation (“EACOM”), following the receipt of various third party consents and customary closing conditions, which included approvals of the transfers of cutting rights in Quebec and Ontario, for proceeds of $75 million (CDN$80 million) plus elements of working capital of approximately $42 million (CDN$45 million). Domtar received 19% of the proceeds in shares of EACOM representing an approximate 12% ownership interest in EACOM. The sale resulted in a loss on disposal of the Wood business and related pension and other post-retirement benefit plan curtailments and settlements of $50 million. The loss on disposal of the Wood business is recorded as a component of Other operating loss (income) on the Consolidated Statement of Earnings (Loss). The investment of the Company in EACOM was accounted for under the equity method.

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

In December 2010, in an unrelated transaction, the Company sold its investment in EACOM Timber Corporation for CDN$0.51 per common share for net proceeds of $24 million (CDN$24 million) resulting in no gain or loss. Domtar has fiber supply agreements in place with its former wood division at its Dryden and Espanola facilities. Since these continuing cash outflows are expected to be significant to the former Wood business, the sale of the Wood business did not qualify as a discontinued operation under ASC 205-20.

Sale of Woodland, Maine market pulp mill

On September 30, 2010, the Company sold its Woodland hardwood market pulp mill, hydro electric assets and related assets, located in Baileyville, Maine and New Brunswick, Canada. The purchase price was for an aggregate value of $60 million plus net working capital of $8 million. The sale resulted in a net gain on disposal of the Woodland, Maine mill of $10 million including pension curtailment expense of $2 million and has been recorded as a component of Other operating loss (income) on the Consolidated Statement of Earnings (Loss).

DOMTAR CORPORATION

Interim Financial Results (Unaudited)

(in millions of dollars, unless otherwise noted)

2010	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,457		$1,547		$1,473		$1,373		$5,850
Operating income	116	(a)(b)	96	(a)	236	(a)	155		603
Earnings before income taxes	84		26		212		126		448
Net earnings	58		31		191		325	(e)	605
Basic net earnings per share	1.35		0.72		4.47		7.67		14.14
Diluted net earnings per share	1.34		0.71		4.44		7.59		14.00

2009	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,302		$1,319		$1,440		$1,404		$5,465
Operating income (loss)	(22	)(c)	139		295		203	(d)	615
Earnings (loss) before income taxes	(53)		116		261		166		490
Net earnings (loss)	(45)		48		183		124		310
Basic net earnings (loss) per share	(1.05)		1.12		4.26		2.88		7.21
Diluted net earnings (loss) per share	(1.05)		1.12		4.24		2.86		7.18

(a)	The operating income of 2010 includes $39 million in accelerated depreciation at the Plymouth mill related to its conversion to 100% fluff pulp production, which represents $13 million for each of the 1st Quarter, 2nd Quarter and 3rd Quarter. The conversion of the mill was achieved in the fourth quarter of 2010.

(b)	The operating income for the 1st quarter of 2010 also includes a write-down of property, plant and equipment relating to the closure of the coated groundwood paper mill in Columbus of $9 million.

(c)	The operating income for the 1st quarter of 2009 includes a write-down of property, plant and equipment relating to the permanent shut down of a paper machine at the Plymouth mill of $35 million.

(d)	The operating income for the 4th quarter of 2009 includes impairment and write-down of property, plant and equipment relating to the dismantling of the machinery and equipment of the Prince Albert pulp mill of $14 million and $13 million in accelerated depreciation at the Plymouth mill related to its conversion to 100% fluff pulp production.
(e)	Net earnings for the fourth quarter of 2010 include the impact of the reversal of the Canadian deferred tax asset valuation allowance of $100 million and the recognition of the Cellulosic Biofuel tax credit of $127 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2010, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control —Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8, Financial Statements and Supplementary Data.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

ITEM 9B.	OTHER INFORMATION

On February 22, 2011, the Human Resources Committee of the Board of Directors adopted amendments to the Severance Program for Management Committee Members (the “Severance Plan”) and the Omnibus Incentive Plan (the “Omnibus Plan” and together with the Severance Plan, the “Plans”).

The Severance Plan was amended to better align with current market practices in the event of a change in control transaction. The amended Severance Plan provides that, if in the three months prior to or 24 months following a change in control of the Corporation, a Severance Plan participant is involuntarily terminated by the Corporation without Cause (as defined in the Severance Plan) or the participant terminates employment due to Good Reason (as defined in the Severance Plan), the participant will be entitled to receive (1) severance in an amount equal to the sum of (A) 24 months of base salary and (B) two times the participant’s target bonus award under the Domtar Corporation Annual Incentive Plan as of the date of the participant’s termination of employment and (2) a pro-rated bonus under the Domtar Corporation Annual Incentive Plan for the year in which the termination of employment occurs. In the absence of a change in control transaction, the Severance Plan provides that members of its Management Committee would be entitled to up to 24 months’ salary payable in a lump sum upon a termination of employment by the Corporation for reasons other than Cause (as defined in the Severance Plan). The participants would also be entitled to continued health benefits for the severance period, except if the participant’s benefits are subject to taxation in the United States, in which case the health insurance policies maintained by the Corporation will remain in effect until the earlier to occur of the last day of the severance period and the 18-month anniversary of the date of the participant’s separation from service. The participants will also be entitled to outplacement services.

The Omnibus Plan was amended to make certain technical changes to the plan, including (1) reflecting the adjustments to the Omnibus Plan’s share limitations to reflect the reverse stock split (at a split ratio of 1-for-12) of the Corporation’s common stock, effective June 10, 2009, in the plan document, (2) removing provisions that permitted reuse of shares delivered to pay the exercise price of options or to fund withholding taxes due on exercise under the Omnibus Plan share limit and (3) prohibiting dividend equivalents on unearned/unvested performance-based awards. The description of the other terms and conditions of the Omnibus Plan contained in the Corporation’s Schedule 14A filed with the Securities and Exchange Commission on April 4, 2008 under Item 7 is hereby incorporated by reference.

The foregoing descriptions of the Plans, as amended, are qualified in their entirety by reference to the Plans, copies of which are attached hereto as Exhibits 10.43 and 10.24 and are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is presented in Part I, Item 1, Business, of this Form 10-K under the caption “Our Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation—Board Independence and Other Determinations” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements – See Item 8, Financial Statements and Supplementary Data.

2. Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Item 8 – or is not applicable.

3. Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2009)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

4.1	Form of Rights Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

4.2	Form of Indenture among Domtar Corp., Domtar Paper Company, LLC and The Bank of New York, as trustee, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, Amendment No.1 filed with the SEC on October 16, 2007)

4.3	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors parties thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.4	Second Supplemental Indenture, dated February 20, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantor party thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.5	Third Supplement Indenture, dated June 9, 2009, among Domtar Corp., The Bank of New York Mellon, as Trustee, and the subsidiary guarantors party thereto, relating to Domtar Corp.’s 10.75% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2009)

9.1	Form of Voting and Exchange Trust Agreement (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.1	Form of Tax Sharing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.2	Form of Transition Services Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.3	Form of Pine Chip Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.4	Form of Hog Fuel Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.5	Form of Site Services Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.6	Form of Site Services Agreement (Columbus, Mississippi) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.7	Form of Fiber Supply Agreement (Princeton, British Columbia) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.8	Form of Fiber Supply Agreement (Okanagan Falls, British Columbia) (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.9	Form of Fiber Supply Agreement (Kamloops, British Columbia) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.10	Form of Fiber Supply Agreement (Carrot River and Hudson Bay) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.11	Form of Fiber Supply Agreement (Prince Albert, Saskatchewan) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.12	Form of Fiber Supply Agreement (White River, Ontario) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.13	Form of Site Services Agreement (Utilities) (Columbus, Mississippi) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.14	Form of Site Services Agreement (Utilities) (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.15	Pine and Hardwood Roundwood Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.16	Agreement for the Purchase and Supply of Pulp (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.17	Pine In-Woods Chip Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.18	Pine and Amory Hardwood Roundwood Supply Agreement (Columbus, Mississippi) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.19	OSB Supply Agreement (Hudson Bay, Saskatchewan) (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.20	Hog Fuel Supply Agreement (Kenora, Ontario) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.21	Fiber Supply Agreement (Trout Lake and Wabigoon, Ontario) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.22	Form of Intellectual Property License Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.24	Domtar Corporation 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2011)*

10.25	Domtar Corporation 2004 Replacement Long-Term Incentive Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.26	Domtar Corporation 1998 Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.27	Domtar Corporation Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.28	Domtar Corporation Executive Stock Option and Share Purchase Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.29	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.30	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.31	Supplementary Pension Plan for Senior Executives of Domtar Corporation (for certain designated senior executives) (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.32	Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.33	Domtar Retention Plan (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.34	Domtar Corporation Restricted Stock Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.35	Director Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.36	Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.37	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.38	Senior Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.39	Credit Agreement among the Company, Domtar, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Royal Bank of Canada and The Bank of Nova Scotia, as co-documentation agents, and the lenders from time to time parties thereto

10.40	Indenture between Domtar Inc. and the Bank of New York dated as of July 31, 1996 relating to Domtar’s $125,000,000 9.5% debentures due 2016 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.41	Employment Agreement of Mr. John D. Williams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2008)*

10.42	Employment Agreement of Mr. Marvin Cooper (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2007)*

10.43	Severance Program for Management Committee Members (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2011)*

10.44	First Amendment, dated August 13, 2008, to Credit Agreement among the Company, Domtar, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Royal Bank of Canada and The Bank of Nova Scotia, as co-documentation agents, and the lenders from time to time parties thereto.

10.45	DB SERP for Management Committee Members of Domtar (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.46	DC SERP for Designated Executives of Domtar (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.47	Supplementary Pension Plan for Steven Barker (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.48	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K files with the SEC on February 27, 2009)*

10.49	Consulting Agreement of Mr. Marvin Cooper*

10.50	Retirement Agreement of Mr. Steven A. Barker*

10.51	Retirement Agreement of Mr. Gilles Pharand*

10.52	Retirement Agreement of Mr. Michel Dagenais*

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at beginning of year	Charged to income	(Deductions) from / Additions to reserve	Balance at end of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts—Accounts receivable
2010	8	4	(5)	7
2009	11	4	(7)	8
2008	9	6	(4)	11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Montreal, Quebec, Canada, on February 25, 2011.

DOMTAR CORPORATION

by	/s/ John D. Williams
Name:	John D. Williams
Title:	President and Chief Executive Officer

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

Signature	Title	Date

/s/ John D. Williams John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2011

/s/ Daniel Buron Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011

/s/ Harold H. MacKay Harold H. MacKay	Director	February 25, 2011

/s/ Jack C. Bingleman Jack C. Bingleman	Director	February 25, 2011

/s/ Louis P. Gignac Louis P. Gignac	Director	February 25, 2011

/s/ Brian M. Levitt Brian M. Levitt	Director	February 25, 2011

/s/ W. Henson Moore W. Henson Moore	Director	February 25, 2011

/s/ Michael R. Onustock Michael R. Onustock	Director	February 25, 2011

Signature	Title	Date

/s/ Robert J. Steacy Robert J. Steacy	Director	February 25, 2011

/s/ William C. Stivers William C. Stivers	Director	February 25, 2011

/s/ Pamela B. Strobel Pamela B. Strobel	Director	February 25, 2011

/s/ Richard Tan Richard Tan	Director	February 25, 2011

/s/ Denis Turcotte Denis Turcotte	Director	February 25, 2011