Form 10-Q
period 2011-03-31
Domtar CORP
filed 2011-05-05
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 2, 2011, 41,032,193 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended March 31, 2011 and March 31, 2010

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	March 31, 2011	March 31, 2010
	(Unaudited)
	$	$
Sales	1,423	1,457
Operating expenses
Cost of sales, excluding depreciation and amortization	1,021	1,142
Depreciation and amortization	93	102
Selling, general and administrative	90	84
Impairment and write-down of property, plant and equipment (NOTE 8)	3	22
Closure and restructuring costs (NOTE 8)	11	20
Other operating income, net	(6)	(29)

	1,212	1,341

Operating income	211	116
Interest expense, net	21	32

Earnings before income taxes	190	84
Income tax expense	57	26

Net earnings	133	58

Per common share (in dollars) (NOTE 4)
Net earnings
Basic	3.16	1.35
Diluted	3.14	1.34
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	42.1	43.0
Diluted	42.4	43.3

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31, 2011	December 31, 2010
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	604	530
Receivables, less allowances of $5 and $7	721	601
Inventories (NOTE 6)	643	648
Prepaid expenses	32	28
Income and other taxes receivable	54	78
Deferred income taxes	116	115

Total current assets	2,170	2,000
Property, plant and equipment, at cost	9,336	9,255
Accumulated depreciation	(5,625)	(5,488)

Net property, plant and equipment	3,711	3,767
Intangible assets, net of amortization (NOTE 7)	57	56
Other assets	203	203

Total assets	6,141	6,026

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	25	23
Trade and other payables	661	678
Income and other taxes payable	21	22
Long-term debt due within one year	2	2

Total current liabilities	709	725
Long-term debt	825	825
Deferred income taxes and other	955	924
Other liabilities and deferred credits	364	350
Commitments and contingencies (NOTE 11)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,375,757 and 42,300,031 shares	—	—
Treasury stock (NOTE 10) $0.01 par value; 1,379,611 and 664,857 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 740,674 and 812,694 shares	58	64
Additional paid-in capital	2,732	2,791
Retained earnings	480	357
Accumulated other comprehensive income (loss)	18	(10)

Total shareholders’ equity	3,288	3,202

Total liabilities and shareholders’ equity	6,141	6,026

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2010	42.4	64	2,791	357	(10)	3,202
Conversion of exchangeable shares	—	(6)	6	—	—	—
Stock based compensation	—	—	4	—	—	4
Net earnings	—	—	—	133	—	133
Net derivative losses on cash flow hedges:
Net gain arising during the period, net of tax of $1	—	—	—	—	4	4
Foreign currency translation adjustments	—	—	—	—	24	24
Stock repurchase	(0.7)	—	(69)	—	—	(69)
Cash dividends	—	—	—	(10)	—	(10)

Balance at March 31, 2011	41.7	58	2,732	480	18	3,288

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2011 and March 31, 2010

(IN MILLIONS OF DOLLARS)

	March 31, 2011	March 31, 2010
	(Unaudited)
	$	$
Operating activities
Net earnings	133	58
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	93	102
Deferred income taxes and tax uncertainties	29	15
Impairment and write-down of property, plant and equipment	3	22
Net gains on disposals of property, plant and equipment and sale of business	(7)	(1)
Stock-based compensation expense	1	1
Other	1	(1)
Changes in assets and liabilities
Receivables	(111)	(90)
Inventories	1	10
Prepaid expenses	(1)	(5)
Trade and other payables	(29)	(25)
Income and other taxes	23	23
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	2	10
Other assets and other liabilities	10	4

Cash flows provided from operating activities	148	123

Investing activities
Additions to property, plant and equipment	(13)	(31)
Proceeds from disposals of property, plant and equipment	9	7
Proceeds from sale of business	4	—

Cash flows used for investing activities	—	(24)

Financing activities
Dividend payments	(11)	—
Net change in bank indebtedness	3	(23)
Repayment of long-term debt	(1)	(103)
Borrowings under accounts receivable securitization program	—	20
Stock repurchase	(69)	—
Other	4	(3)

Cash flows used for financing activities	(74)	(109)

Net increase (decrease) in cash and cash equivalents	74	(10)
Cash and cash equivalents at beginning of period	530	324

Cash and cash equivalents at end of period	604	314

Supplemental cash flow information
Net cash payments for:
Interest	14	21
Income taxes paid (refund)	2	(1)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission. The December 31, 2010 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

This update is effective for fiscal years and interim periods beginning on or after December 15, 2010 with early adoption permitted. The Company adopted the new requirement on January 1, 2011 with no impact on the Company’s consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at March 31, 2011 and December 31, 2010, the Company did not have any customers that represented more than 10% of the receivables.

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

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2011 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts	Percentage of forecasted purchases under derivative contracts for
					2011	2012	2013
Natural gas	6,105,000	MMBTU	(1)	$35	31%	12%	5%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of March 31, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three months ended March 31, 2011 resulting from hedge ineffectiveness (2010 – nil).

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

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of March 31, 2011 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2011	2012
Currency options purchased	CDN	$400	50%	13%
Currency options sold	CDN	$400	50%	13%

The currency options are fully effective as at March 31, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three months ended March 31, 2011 resulting from hedge ineffectiveness (2010 – nil).

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	For the three months ended		For the three months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	$	$	$	$
Natural gas swap contracts (a)	—	(5)	(2)	(1)
Currency options (a)	4	4	2	10

Total	4	(1)	—	9

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion) is recorded in Cost of sales.

The gain (loss) recorded in Accumulated other comprehensive income (loss) relating to natural gas contracts will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at March 31, 2011.

The gain (loss) recorded in Accumulated other comprehensive income (loss) relating to currency options will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2011.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at March 31, 2011 and December 31, 2010, in accordance with the accounting standards dealing with fair value measurement and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	March 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	16	—	16	—	(a) Prepaid expenses

Total Assets	16	—	16	—

Liabilities derivatives
Currency options	2	—	2	—	(a) Trade and other payables
Natural gas swap contracts	5	—	5	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	8	—	8	—

Other Instruments:
Asset backed commercial paper investments	6	—	—	6	(b) Other assets
Long-term debt	978	978	—	—	(c) Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	14	—	14	—	(a) Prepaid expenses

Total Assets	14	—	14	—

Liabilities derivatives
Currency options	3	—	3	—	(a) Trade and other payables
Natural gas swap contracts	7	—	7	—	(a) Trade and other payables
Natural gas swap contracts	2	—	2	—	(a) Other liabilities and deferred credits

Total Liabilities	12	—	12	—

Other Instruments:
Asset backed commercial paper investments	6	—	—	6	(a) Other assets
Long-term debt	979	979	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of ABCP investments is classified under Level 3 and is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the new notes at March 31, 2011 and December 31, 2010.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010. However, fair value disclosure is required.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	For the three months ended
	March 31, 2011	March 31, 2010
Net earnings	$133	$58

Weighted average number of common and exchangeable shares outstanding (millions)	42.1	43.0
Effect of dilutive securities (millions)	0.3	0.3

Weighted average number of diluted common and exchangeable shares outstanding (millions)	42.4	43.3

Basic net earnings per share (in dollars)	$3.16	$1.35
Diluted net earnings per share (in dollars)	3.14	$1.34

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	March 31, 2011	March 31, 2010
Options	167,438	368,627

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2011, the related pension expense was $8 million (2010—$9 million).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended
	March 31, 2011		March 31, 2010
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	1	9	2
Interest expense	22	1	22	2
Expected return on plan assets	(26)	—	(23)	—
Amortization of net actuarial loss	3	—	1	—
Amortization of prior year service costs	1	—	1	—

Net periodic benefit cost	9	2	10	4

The Company contributed $7 million for the three months ended March 31, 2011 (2010 – $4 million) to the pension plans and $2 million to the other post-retirement benefit plans (2010 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2011	2010
	$	$
Work in process and finished goods	356	361
Raw materials	104	105
Operating and maintenance supplies	183	182

	643	648

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	March 31, 2011	December 31, 2010
		$	$
Intangible assets subject to amortization
Water rights	40	8	8
Power purchase agreements	25	34	33
Customer relationships	17	11	11
Trade names	7	7	7
Supplier agreements	5	7	6

		67	65
Allowance for amortization		(10)	(9)

Total intangible assets		57	56

Amortization expense related to intangible assets for the three months ended March 31, 2011 was $1 million (2010 – $1 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2011	2012	2013	2014	2015
	$	$	$	$	$
Amortization expense related to intangible assets	5	5	3	3	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

On March 29, 2011, the Company announced that it will permanently shut down one of four paper machines at its Ashdown, Arkansas pulp and paper mill. This measure will reduce the Company’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce will be reduced by approximately 110 employees. The Company recorded $2 million of inventory obsolescence and $2 million of severance and termination costs, as well as $3 million of accelerated depreciation. Operations will cease by July 1, 2011.

On February 1, 2011, the Company announced the closure of its forms plant in Langhorne, Pennsylvania, and recorded $4 million severance and termination costs.

During the first quarter of 2011, the Company also incurred other costs related to previous closures which include $1 million of severance and termination costs and $2 million of other costs.

On March 16, 2010, the Company announced that it would permanently close its coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected 219 employees. The Company recorded a $9 million write-down for the related fixed assets, $8 million of severance and temination costs, and $7 million of inventory obsolescence and $1 million of other costs. Operations ceased in April 2010.

During the first quarter of 2010, the Company recorded $13 million of accelerated depreciation related to the reconfiguration of the Plymouth, North Carolina mill to 100% fluff pulp production, announced on October 20, 2009. Other costs related to previous closures also include $1 million in severance and termination costs and $3 million of other costs.

The following tables provide the components of closure and restructuring costs by segment:

	Papers	Total
	Three months ended March 31, 2011
	$	$
Severance and termination costs	7	7
Inventory obsolescence (1)	2	2
Other	2	2

Closure and restructuring costs	11	11

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. CLOSURE AND RESTRUCTURING LIABILITY (CONTINUED)

	Papers	Total
	Three months ended March 31, 2010
	$	$
Severance and termination costs	9	9
Inventory obsolescence (1)	7	7
Other	4	4

Closure and restructuring costs	20	20

(1)	Inventory obsolescence primarily relates to the write-down of operating and maintenance supplies classified as Inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

	March 31, 2011	December 31, 2010
	$	$
Balance at beginning of period	17	24
Additions	7	13
Severance payments	(3)	(18)
Change in estimates	—	(2)
Other	—	(1)
Effect of foreign currency exchange rate change	—	1

Balance at end of period	21	17

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
	March 31, 2011	March 31, 2010
	$	$
Net earnings	133	58
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges:
Net gain (loss) arising during the period, net of tax of $1 (2010 - $(3))	4	(1)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $1 (2010 - $1)	—	(9)
Foreign currency translation adjustments	24	39

Comprehensive income	161	87

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. SHAREHOLDERS’ EQUITY

On February 23, 2011, the Company’s Board of Directors approved a quarterly dividend of $0.25 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $10 million were paid on April 15, 2011 to shareholders of record on March 15, 2011.

On May 3, 2011, the Company’s Board of Directors approved a quarterly dividend of $0.35 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., on July 15, 2011 to shareholders of record on June 15, 2011.

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

During 2010 and the first quarter of 2011, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During 2010, the Company repurchased 738,047 shares at an average price of $59.96 for a total cost of $44 million. Also, the Company entered into structured stock repurchase agreements that did not result in the repurchase of shares but resulted in net gains of $2 million which are recorded as a component of Shareholders’ equity.

During the first quarter of 2011, the Company repurchased 789,957 shares at an average price of $87.79 for a total cost of $69 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

On May 3, 2011, the Company’s Board of Directors approved an increase to the Program from $150 million to $600 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

During the first quarter of 2006, the pulp and paper mill in Prince Albert, Saskatchewan was closed due to poor market conditions. The Company’s management determined that the Prince Albert facility was no longer a strategic fit for the Company and will not be reopened. The Province of Saskatchewan may require active decommissioning and reclamation at the Prince Albert facility. In the event decommissioning and reclamation is required at the facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts. On May 3, 2011, Domtar sold its Prince Albert facility to Paper Excellence Canada Holdings Corporation (“Paper Excellence”). Paper Excellence agreed to assume all past, present and future known and unknown environmental liabilities and as such, Domtar will reverse its reserve for environmental liabilities for this site in the second quarter of 2011 (See Note 14 “Subsequent Event”).

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metal. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The hearing scheduled for January 2011 was cancelled and no alternative date was scheduled as of yet. The relevant government authorities are reviewing several remediation plans and a decision is expected in 2011. The Company has recorded an environmental reserve to address estimated exposure.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	March 31, 2011	December 31, 2010
	$	$
Balance at beginning of period	107	111
Additions	—	4
Sale of businesses	—	(9)
Environmental spending	(2)	(7)
Accretion	1	4
Effect of foreign currency exchange rate change	2	4

Balance at end of period	108	107

At March 31, 2011, the Company had a provision of $108 million for environmental matters and other asset retirement obligations (2010 - $107 million). Additional costs, not known or identifiable, could be incurred for remediation efforts.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In the United States, both the Senate and Congress have, in the last two years, considered legislation to reduce emissions of GHGs. In addition, several states are already requiring the reduction of GHG emissions by certain companies and public utilities, primarily through the planned development of GHG emission inventories and/or state GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) has begun the process of regulating GHG via the Clean Air Act. Passage of climate control legislation or other regulatory initiatives by the Senate, Congress or various U.S. states, or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of GHGs in areas in which the Company conducts business may have a material effect on the Company’s operations. The Company expects not to be disproportionately affected by these measures compared with other pulp and paper operations in the United States. There are presently no federal or provincial legislations on regulatory obligations to reduce GHG for the Company’s pulp and paper operations in Canada.

While it is likely that there will be increased regulation relating to GHG and climate change, at this stage it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations.

Industrial Boiler Maximum Achievable Controlled Technology Standard (“MACT”)

The EPA has proposed several standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are referred to as Boiler MACT. A final rule was released in late February 2011, however, the EPA has provided for a process referred to as “reconsideration” for certain portions of the final rule, thus delaying enactment and making uncertain what actions the agency will take with those portions of the rule subject to reconsideration. Compliance with Boiler MACT will be required three years after the February 2011 date of enactment although such timing could be changed as the final rule may be altered as a result of reconsiderations.

It is apparent that owners and operators of industrial boilers and process heaters will be required to address multiple emission standards in order to comply with the final rule. Until a final rule is enacted, it is not possible to provide an estimated cost of compliance, but compliance may have a significant impact on the Company’s results of operations, financial position or cash flows.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2011, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held in February 2010, and the arbitrator ruled in favor of the Company on August 24, 2010. As a result of the sale of the Prince Albert facility to Paper Excellence, the union agreed to release any claims for judicial review it may have against Domtar in relation to the grievance.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $123 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $113 million (CDN$110 million).

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $113 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $113 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgment which Domtar expects to be resolved by the Court in due course. No provision is recorded for this potential purchase price adjustment.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2011, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. SEGMENT DISCLOSURES

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
	March 31,	March 31,
SEGMENT DATA	2011	2010
	$	$
Sales
Papers	1,269	1,245
Paper Merchants	217	212
Wood	—	67

Total for reportable segments	1,486	1,524
Intersegment sales – Papers	(63)	(62)
Intersegment sales – Wood	—	(5)

Consolidated sales	1,423	1,457

Depreciation and amortization and impairment and write-down of property, plant and equipment
Papers	92	96
Paper Merchants	1	1
Wood	—	5

Total for reportable segments	93	102
Impairment and write-down of property, plant and equipment – Papers	3	22

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	96	124

Operating income (loss)
Papers (a)	209	120
Paper Merchants	3	1
Wood	—	(5)
Corporate	(1)	—

Consolidated operating income	211	116
Interest expense, net	21	32

Earnings before income taxes	190	84
Income tax expense	57	26

Net earnings	133	58

(a)	The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. The Company submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that its registration had been accepted in March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. Although the credit ended at the end of 2009, in 2010, the Company recorded $25 million of such credits in Other operating income on the Consolidated Statement of Earnings. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries Inc. (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc. and Domtar A.W., LLC (and subsidiary) all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company LLC’s own 100% owned subsidiaries; including Domtar Delaware Investments Inc., Domtar Delaware Holdings Inc., Domtar Delaware Holdings LLC and Domtar Inc. (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2011 and December 31, 2010 and the Statements of Earnings (Loss), and Cash Flows for the three months ended March 31, 2011 and March 31, 2010 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended March 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,186	472	(235)	1,423
Operating expenses
Cost of sales, excluding depreciation and amortization	—	908	348	(235)	1,021
Depreciation and amortization	—	68	25	—	93
Selling, general and administrative	9	89	(8)	—	90
Impairment and write-down of property, plant and equipment	—	3	—	—	3
Closure and restructuring costs	—	9	2	—	11
Other operating income, net	—	(5)	(1)	—	(6)

	9	1,072	366	(235)	1,212

Operating income (loss)	(9)	114	106	—	211
Interest expense (income), net	23	15	(17)	—	21

Earnings (loss) before income taxes	(32)	99	123	—	190
Income tax expense (benefit)	(10)	30	37	—	57
Share in earnings of equity accounted investees	155	86	—	(241)	—

Net earnings (loss)	133	155	86	(241)	133

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,191	486	(220)	1,457
Operating expenses
Cost of sales, excluding depreciation and amortization	—	977	385	(220)	1,142
Depreciation and amortization	—	73	29	—	102
Selling, general and administrative	7	55	22	—	84
Impairment and write-down of property, plant and equipment	—	22	—	—	22
Closure and restructuring costs	—	17	3	—	20
Other operating income, net	—	(24)	(5)	—	(29)

	7	1,120	434	(220)	1,341

Operating income (loss)	(7)	71	52	—	116
Interest expense (income), net	31	15	(14)	—	32

Earnings (loss) before income taxes	(38)	56	66	—	84
Income tax expense (benefit)	(11)	19	18	—	26
Share in earnings of equity accounted investees	85	48	—	(133)	—

Net earnings (loss)	58	85	48	(133)	58

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	March 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	385	—	219	—	604
Receivables	1	502	218	—	721
Inventories	—	445	198	—	643
Prepaid expenses	4	7	21	—	32
Income and other taxes receivable	52	—	34	(32)	54
Intercompany accounts	359	2,872	115	(3,346)	—
Deferred income taxes	1	105	10	—	116

Total current assets	802	3,931	815	(3,378)	2,170
Property, plant and equipment, at cost	—	5,534	3,802	—	9,336
Accumulated depreciation	—	(3,058)	(2,567)	—	(5,625)

Net property, plant and equipment	—	2,476	1,235	—	3,711
Intangible assets, net of amortization	—	11	46	—	57
Investments in affiliates	6,609	1,828	—	(8,437)	—
Intercompany long-term advances	6	80	909	(995)	—
Other assets	29	—	194	(20)	203

Total assets	7,446	8,326	3,199	(12,830)	6,141

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	21	4	—	25
Trade and other payables	39	319	303	—	661
Intercompany accounts	2,936	370	40	(3,346)	—
Income and other taxes payable	—	30	23	(32)	21
Long-term debt due within one year	—	2	—	—	2

Total current liabilities	2,975	742	370	(3,378)	709
Long-term debt	803	10	12	—	825
Intercompany long-term loans	389	606	—	(995)	—
Deferred income taxes and other	—	947	28	(20)	955
Other liabilities and deferred credits	49	68	247	—	364
Shareholders’ equity	3,230	5,953	2,542	(8,437)	3,288

Total liabilities and shareholders’ equity	7,446	8,326	3,199	(12,830)	6,141

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	311	50	169	—	530
Receivables	4	416	181	—	601
Inventories	—	477	171	—	648
Prepaid expenses	5	6	17	—	28
Income and other taxes receivable	47	—	33	(2)	78
Intercompany accounts	367	2,797	291	(3,455)	—
Deferred income taxes	1	104	10	—	115

Total current assets	735	3,850	872	(3,457)	2,000
Property, plant and equipment, at cost	—	5,537	3,718	—	9,255
Accumulated depreciation	—	(2,993)	(2,495)	—	(5,488)

Net property, plant and equipment	—	2,544	1,223	—	3,767
Intangible assets, net of amortization	—	10	46	—	56
Investments in affiliates	6,421	1,742	—	(8,163)	—
Intercompany long-term advances	6	80	871	(957)	—
Other assets	27	1	189	(14)	203

Total assets	7,189	8,227	3,201	(12,591)	6,026

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	19	4	—	23
Trade and other payables	33	375	270	—	678
Intercompany accounts	2,825	399	231	(3,455)	—
Income and other taxes payable	—	2	22	(2)	22
Long-term debt due within one year	—	2	—	—	2

Total current liabilities	2,858	797	527	(3,457)	725
Long-term debt	803	10	12	—	825
Intercompany long-term loans	351	606	—	(957)	—
Deferred income taxes and other	—	920	18	(14)	924
Other liabilities and deferred credits	39	66	245	—	350
Shareholders’ equity	3,138	5,828	2,399	(8,163)	3,202

Total liabilities and shareholders’ equity	7,189	8,227	3,201	(12,591)	6,026

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	For the three months ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	133	155	86	(241)	133
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(28)	(199)	1	241	15

Cash flows provided from (used for) operating activities	105	(44)	87	—	148

Investing activities
Additions to property, plant and equipment	—	(11)	(2)	—	(13)
Proceeds from disposals of property, plant and equipment	—	9	—	—	9
Proceeds from sale of business	—	4	—	—	4

Cash flows provided from (used for) investing activities	—	2	(2)	—	—

Financing activities
Dividend payments	(11)	—	—	—	(11)
Net change in bank indebtedness	—	3	—	—	3
Repayment of long-term debt	—	(1)	—	—	(1)
Stock repurchase	(69)	—	—	—	(69)
Increase in long-term advances to related parties	—	(10)	(35)	45	—
Decrease in long-term advances to related parties	45	—	—	(45)	—
Other	4	—	—	—	4

Cash flows used for financing activities	(31)	(8)	(35)	—	(74)

Net increase (decrease) in cash and cash equivalents	74	(50)	50	—	74
Cash and cash equivalents at beginning of period	311	50	169	—	530

Cash and cash equivalents at end of period	385	—	219	—	604

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	For the three months ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	58	85	48	(133)	58
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings (loss)	44	(56)	(56)	133	65

Cash flows provided from (used for) operating activities	102	29	(8)	—	123

Investing activities
Additions to property, plant and equipment	—	(26)	(5)	—	(31)
Proceeds from disposals of property, plant and equipment	—	—	7	—	7
Increase in long-term advances to related parties	(2)	(17)	—	19	—
Decrease in long-term advances to related parties	—	—	19	(19)	—

Cash flows provided from (used for) investing activities	(2)	(43)	21	—	(24)

Financing activities
Net change in bank indebtedness	—	(16)	(7)	—	(23)
Repayment of long-term debt	(102)	(1)	—	—	(103)
Borrowings under accounts receivable securitization program	—	—	20	—	20
Other	(3)	—	—	—	(3)

Cash flows provided from (used for) financing activities	(105)	(17)	13	—	(109)

Net increase (decrease) in cash and cash equivalents	(5)	(31)	26	—	(10)
Cash and cash equivalents at beginning of period	237	83	4	—	324

Cash and cash equivalents at end of period	232	52	30	—	314

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUBSEQUENT EVENT

On May 3, 2011, the Company sold its Prince Albert, Saskatchewan assets to Paper Excellence Canada Holdings Corporation (“Paper Excellence”). The assets sold to Paper Excellence had no carrying value and the sale will result in a loss on disposal of the assets and related pension and other post-retirement benefit plan curtailments and settlements net of a reversal of environmental liability provision of approximately $13 million (CDN$12 million) which will be recorded in the second quarter of 2011. The Prince Albert mill was permanently closed in the second quarter of 2006 and has not been operated since. Domtar acquired the assets in 2007 as part of a transaction with Weyerhaeuser Company. Domtar completed the dismantling of the mill’s paper machine and converting equipment in 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. You should also read the MD&A in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2011. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings, and shipment volume are based on the three-month periods ended March 31, 2011 and 2010. The three-month periods are also referred to as the first quarter of 2011 and 2010.

EXECUTIVE SUMMARY

In the first quarter of 2011, we reported operating income of $211 million, an increase of $56 million compared to operating income of $155 million in the fourth quarter of 2010. This increase was attributable to an improvement in our paper business in the first quarter of 2011, which experienced a 7% volume increase compared to the fourth quarter of 2010, as well as higher average selling prices for pulp, compared to the fourth quarter of 2010. The results for our first quarter of 2011 were also impacted by lower costs related to maintenance, partially offset by higher costs for chemicals, lower average selling prices for paper and the unfavorable impact of a stronger Canadian dollar, net of our hedging program.

Paper shipments are expected to decline moderately throughout 2011. The announced closure of a paper machine at our Ashdown, Arkansas mill will help balance our production to our customer demand. Rising commodity and energy prices are expected to put pressure on some of our input costs in 2011 however we are expected to benefit from our recently announced price increases for softwood pulp and for commercial printing and converting papers. We will continue to manage our business conservatively, looking to grow profitably and to create sustainable long-term shareholder value.

Restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

On March 29, 2011, we announced that no later than July 1, 2011, we will permanently shut down one paper machine at our Ashdown, Arkansas pulp and paper mill. The closure will result in an aggregate pre-tax charge to earnings of approximately $80 million, which includes an estimated $77 million in non-cash charges relating to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts and $3 million related to other costs. Of the estimated total pre-tax charge of approximately $80 million, $7 million was recognized in the first quarter of 2011 and $73 million is expected to be incurred in the second quarter of 2011. This closure will reduce Domtar’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons and the mill’s workforce by approximately 110 employees.

On February 1, 2011, we announced the closure of our Langhorne, Pennsylvania forms converting center. The closure resulted in a charge to earnings of $4 million for severance and termination costs. The closure affected 48 employees.

RECENT DEVELOPMENTS

On May 3, 2011, the Company sold its Prince Albert, Saskatchewan assets to Paper Excellence Canada Holdings Corporation (“Paper Excellence”). The assets sold to Paper Excellence had no carrying value and the sale will result in a loss on disposal of the assets and related pension and other post-retirement benefit plan curtailments and settlements net of a reversal of environmental liability provision of approximately $13 million (CDN$12 million) which will be recorded in the second quarter of 2011. The Prince Albert mill was permanently closed in the second quarter of 2006 and has not been operated since. Domtar acquired the assets in 2007 as part of a transaction with Weyerhaeuser Company. Domtar completed the dismantling of the mill’s paper machine and converting equipment in 2008.

OUR BUSINESS

Our reporting segments correspond to the following business activities: Papers and Paper Merchants. A description of our business is included in Part I, Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2010.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the first quarter of 2011 and 2010.

	Three months ended
FINANCIAL HIGHLIGHTS	March 31, 2011	March 31, 2010
(In millions of dollars, unless otherwise noted)
Sales	$1,423	$1,457

Operating income	211	116

Net earnings	133	58

Net earnings per common share (in dollars)[1]:
Basic	3.16	1.35
Diluted	3.14	1.34

Operating income (loss) per segment:
Papers	$209	$120
Paper Merchants	3	1
Wood	—	(5)
Corporate	(1)	—

Total	$211	$116

	At March 31, 2011	At December 31, 2010
Total assets	$6,141	$6,026
Total long-term debt, including current portion	$827	$827

[1]	Refer to Note 4 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

FIRST QUARTER 2011 VERSUS

FIRST QUARTER 2010

Sales

Sales for the first quarter of 2011 amounted to $1,423 million, a decrease of $34 million, or 2%, from sales of $1,457 million in the first quarter of 2010. This decrease in sales was mainly attributable to the sale of our Wood business in the second quarter of 2010 ($62 million) as well as to lower shipments for paper and pulp ($59 million) due to the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010 and the sale of our Woodland hardwood market pulp mill in the third quarter of 2010. These factors were partially offset by higher average selling prices for paper and pulp ($82 million).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,021 million in the first quarter of 2011, a decrease of $121 million, or 11%, compared to cost of sales, excluding depreciation and amortization, of $1,142 million in the first quarter of 2010. This decrease was mainly attributable to the sale of our Wood business in the second quarter of 2010 ($61 million) as well as to lower shipments for paper and pulp ($36 million), due to the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010 and the sale of our Woodland hardwood market pulp mill in the third quarter of 2010. This decrease was also attributable to lower costs for fiber ($11 million) and energy ($18 million). These factors were partially offset by higher costs for chemicals ($9 million), freight ($7 million) and the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($9 million).

Depreciation and Amortization

Depreciation and amortization amounted to $93 million in the first quarter of 2011, a decrease of $9 million, or 9%, compared to depreciation and amortization of $102 million in the first quarter of 2010. This decrease was mainly due to the sale of our Wood business in the second quarter of 2010 as well as to the sale of our Woodland, Maine mill in the third quarter of 2010.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses amounted to $90 million in the first quarter of 2011, an increase of $6 million, or 7%, compared to SG&A expenses of $84 million in the first quarter of 2010. The increase in SG&A is primarily due to higher costs related to our variable compensation program of $6 million in the first quarter of 2011 when compared to 2010.

Other Operating Income

Other operating income amounted to $6 million in the first quarter of 2011, a decrease of $23 million compared to other operating income of $29 million in the first quarter of 2010. This decrease is primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $25 million recorded in the first quarter of 2010.

Operating Income

Operating income in the first quarter of 2011 amounted to $211 million, an increase of $95 million compared to an operating income of $116 million in the first quarter of 2010. This increase is primarily due to the factors mentioned above as well as due to lower impairment and write-down of property, plant and equipment and closure and restructuring costs ($28 million).

Interest Expense

We incurred $21 million of interest expense in the first quarter of 2011, a decrease of $11 million compared to interest expense of $32 million in the first quarter of 2010. The decrease in interest expense is primarily related to a lower long-term debt balance outstanding in the first quarter of 2011 compared to the first quarter of 2010.

Income Taxes

For the first quarter of 2011, our income tax expense amounted to $57 million, which was comprised of $28 million of current tax expense and $29 million of deferred tax expense, compared to expense of $26 million in the first quarter of 2010, which was comprised of current tax expense of $11 million and deferred tax expense of $15 million. We made income tax payments of $2 million during the first quarter of 2011. In the first quarter of 2011, our effective tax rate was 30% compared to an effective tax rate of 31% in the first quarter of 2010. The effective tax rate for the first quarter of 2011 was impacted by state tax credits received during the quarter worth approximately $3 million, net of a valuation allowance.

Net Earnings

Net earnings amounted to $133 million ($3.14 per common share on a diluted basis) in the first quarter of 2011, an increase of $75 million compared to $58 million ($1.34 per common share on a diluted basis) in the first quarter of 2010 due to the factors mentioned above.

PAPERS

	Three months ended
SELECTED INFORMATION	March 31, 2011	March 31, 2010
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,269	$1,245
Intersegment sales	(63)	(62)

	$1,206	$1,183
Operating income	$209	$120
Shipments
Paper (in thousands of ST)	913	960
Pulp (in thousands of ADMT)	375	388

Sales and Operating Income

Sales

Sales in our Papers segment amounted to $1,206 million in the first quarter of 2011, an increase of $23 million, or 2%, compared to sales of $1,183 million in the first quarter of 2010. The increase in sales is attributable to higher average selling prices for paper and pulp. We took lower lack-of-order downtime and paper machine slowdowns in the first quarter of 2011 when compared to the first quarter of 2010, which positively impacted our earnings. These factors were partially offset by lower shipments for paper of approximately 5%, and pulp of approximately 3% due to the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010 and the sale of our Woodland hardwood market pulp mill in the third quarter of 2010.

Operating Income

Operating income in our Papers segment amounted to $209 million in the first quarter of 2011, an increase of $89 million, when compared to $120 million in the first quarter of 2010. The increase is mostly attributable to higher average selling prices for paper and pulp and lower costs for fiber and energy. These factors were partially offset by higher costs for chemicals, the unfavorable impact of a stronger Canadian dollar, the alternative fuel tax credits recorded in the first quarter of 2010 and lower shipments for paper and pulp.

Pricing Environment

Overall average sales prices in our paper business experienced an increase in the first quarter of 2011 compared to the first quarter of 2010. Our overall average paper sales prices were higher by $51/ton, or 5%, in the first quarter of 2011 compared to the first quarter of 2010.

Our average pulp sales prices increased by $104/metric ton, or 15%, in the first quarter of 2011 compared to the first quarter of 2010.

Operations

Shipments

Our paper shipments decreased by 47,000 tons, or 5%, in the first quarter of 2011 compared to the first quarter of 2010, primarily due to the closure of our Columbus paper mill and the exit of the coated groundwood market in the second quarter of 2010.

Our pulp trade shipments decreased by 13,000 metric tons, or 3%, in the first quarter of 2011 compared to the first quarter of 2010, due to the sale of our Woodland, Maine mill in the third quarter of 2010. Excluding shipments from our Woodland, Maine mill, our pulp trade shipments increased by 80,000 metric tons, or 27%.

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

We have one collective agreement that expired in the first quarter of 2011 at our Kingsport, Tennessee facility. Local negotiations with the USW began in February 2011. A successful conclusion was reached and it was ratified by the membership on February 24, 2011.

We have four collective agreements that expired in 2010, one of which expired in April at our Windsor facility in Quebec, Canada, which is currently in negotiation with the Confederation of National Trade Unions (“CNTU”), two that expired in May at our Nekoosa, Wisconsin facility, for which negotiations have been completed with two ratification agreements, and one that expired in August at our Hawesville, Kentucky facility, for which negotiations are completed and the terms of the USW umbrella agreement applies.

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

Closure and Restructuring

On March 29, 2011, we announced that no later than July 1, 2011, we will permanently shut down one paper machine at our Ashdown, Arkansas pulp and paper mill. The closure will result in an aggregate pre-tax charge to earnings of approximately $80 million, which includes an estimated $77 million in non-cash charges relating to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts and $3 million related to other costs. Of the estimated total pre-tax charge of approximately $80 million, $7 million was recognized in the first quarter of 2011 and $73 million is expected to be incurred in the second quarter of 2011. This closure will reduce our annual uncoated freesheet paper production capacity by approximately 125,000 short tons and the mill’s workforce by approximately 110 employees.

On February 1, 2011, we announced the closure of our Langhorne, Pennsylvania forms converting center. The closure resulted in a charge to earnings of $4 million for severance and termination costs. The closure will affect approximately 48 employees.

In the first quarter of 2011, we incurred $14 million of closure and restructuring costs ($42 million in the first quarter of 2010), including the impairment and write-down of property, plant and equipment of $3 million, compared to $22 million in the first quarter of 2010. For more details on the closure and restructuring costs, refer to Item 1, Financial Statements and Supplementary Data, Note 8, of this Quarterly Report on Form 10-Q.

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

Eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. Although amounts will not be received until qualifying capital expenditures have been made, we have been allocated $147 million (CDN$143 million) through this Green Transformation Program, of which $146 million (CDN$142 million) has been approved to date. The funds are to be spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received will be accounted for as an offset to the applicable plant and equipment asset amount. As of April 30, 2011, we have received $88 million (CDN$86 million) mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills.

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

In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we are successfully registered. On October 15, 2010 the IRS Office of Chief Counsel released an Advice Memorandum concluding that the AFMC and CBPC could be claimed in the same year for different volumes of black liquor. In November, 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million. As of December 31, 2010, approximately $170 million of this credit remains to offset future U.S. federal income tax liability. We expect to utilize a significant portion of this credit during 2011 to offset required federal income tax installments.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. The amounts for the refundable credits are based on the volume of alternative bio fuel mixtures produced and burned during that period. To date, we have received $508 million refund, net of federal income tax offsets. There has been no change in the Company’s status with respect to the alternative fuel mixture credits previously claimed but we continue to assess the possibility of converting these credits into additional cellulosic biofuel producer credits. Any such conversion would require the repayment of any alternative fuel tax credit refund previously received, along with interest, in exchange for a credit to be used against future federal income tax.

PAPER MERCHANTS

	Three months ended
SELECTED INFORMATION	March 31, 2011	March 31, 2010
(In millions of dollars)
Sales	$217	$212
Operating income	3	1

Sales and Operating Income

Sales

Sales in our Paper Merchants segment amounted to $217 million in the first quarter of 2011, an increase of $5 million compared to sales of $212 million in the first quarter of 2010. This increase in sales was mostly attributable to an increase in selling prices, partially offset by a decrease in deliveries of approximately 2%.

Operating Income

Operating income amounted to $3 million in the first quarter of 2011, an increase of $2 million when compared to operating income of $1 million in the first quarter of 2010. The increase in operating income is attributable to a gain on sale of a small business unit ($3 million).

Operations

Labor

We have collective agreements covering six locations in the U.S., of which one expired in 2010, one will expire in 2011 and four will expire in 2013. We have four collective agreements covering four locations in Canada, of which one expired in 2008, one expired in 2009 and two expired in 2010.

WOOD

	Three months ended
SELECTED INFORMATION	March 31, 2011	March 31, 2010
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$—	$67
Intersegment sales	—	(5)

	$—	$62
Operating loss	$—	($5)
Shipments (millions of FBM)	—	164
Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$—	$337
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	—	343

1	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sale of Wood business

On June 30, 2010, the Company sold its Wood business to EACOM Timber Corporation and exited the manufacturing and marketing of lumber and wood-based value-added products.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2011, compensation expense recognized in our results of operations was approximately $12 million, compared to $6 million in the first quarter of 2010. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed revolving credit facility of which $702 million is currently undrawn and available. Under extreme market condition, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

Our ability to make payments on and to refinance our indebtedness, including debt we have incurred under the credit facility and outstanding Domtar Corporation notes, and for ongoing operating costs including pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facility and debt indentures, as well as terms of any future indebtedness, impose, or may impose, various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Operating Activities

Cash flows provided from operating activities totaled $148 million in the first quarter of 2011, a $25 million increase compared to cash flows provided from operating activities of $123 million in the first quarter of 2010. This increase in cash flows provided from operating activities is primarily related to an increase in profitability. These factors were offset by an increase in requirements for working capital in the first quarter of 2011 when compared to the first quarter of 2010 primarily due to an increase in receivables resulting from higher sales volumes in the first quarter of 2011 as compared to the fourth quarter of 2010.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first quarter of 2011 amounted to nil, a decrease of $24 million compared to cash flows used for investing activities of $24 million in the first quarter of 2010. This decrease in cash flows used for investing activities was impacted by lower capital spending of $18 million in the first quarter of 2011 when compared to 2010, as well as higher proceeds from sale of business of $4 million and from disposals of certain property, plant and equipment of $2 million.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2011, excluding the spending under the Natural Resources Canada Pulp and Paper Green Transformation Program, for which we will be reimbursed. We spent, and were reimbursed, $23 million under this program in the first quarter of 2011.

Financing Activities

Cash flows used for financing activities totaled $74 million in the first quarter of 2011 compared to $109 million in the first quarter of 2010. This $35 million decrease in cash flows used for financing activities is mainly attributable to the repayment of $102 million of our tranche B term loan in the first quarter of 2010 versus $69 million of stock repurchases and dividend payments of $11 million in the first quarter of 2011.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $248 million at March 31, 2011, compared to $320 million at December 31, 2010. The $72 million decrease in net indebtedness is due to a higher cash level as a result of cash from operating activities net of cash used for financing activities being positive.

Our Credit Agreement consists of a $750 million senior secured revolving credit facility. No amounts were borrowed at March 31, 2011 (December 31, 2010 – nil). At March 31, 2011, we had outstanding letters of credit amounting to $48 million under this credit facility (December 31, 2010 – $50 million). The revolving credit facility may be used by the Company, Domtar Paper Company, LLC and Domtar Inc. for general corporate purposes and a portion is available for letters of credit. Borrowings by the Company and Domtar Paper Company, LLC under the revolving credit facility are available in U.S. dollars, and borrowings by Domtar Inc. under the revolving credit facility are available in U.S. dollars and/or Canadian dollars and are limited to $150 million (or the Canadian dollar equivalent thereof).

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

The Credit Agreement contains a number of covenants that, among other things, limit the ability of the Company and its subsidiaries to make capital expenditures and place restrictions on other matters customarily restricted in senior secured credit facilities, including restrictions on indebtedness (including guarantee obligations), liens (including sale and leasebacks), fundamental changes, sales or disposition of property or assets, investments (including loans, advances, guarantees and acquisitions), transactions with affiliates, hedge agreements, changes in fiscal periods, environmental activity, optional payments and modifications of other material debt instruments, negative pledges and agreements restricting subsidiary distributions and changes in lines of business. As long as the revolving credit commitments are outstanding, we are required to comply with a consolidated EBITDA (as defined under the Credit Agreement) to consolidated cash interest coverage ratio of greater than 2.5x and a consolidated debt to consolidated EBITDA (as defined under the Credit Agreement) ratio of less than 4.5x. At March 31, 2011, we were in compliance with our covenants.

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

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. on March 7, 2007, (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of March 31, 2011, there were 740,674 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2011, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

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

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2011, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $123 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $113 million (CDN$110 million).

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $113 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $113 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of opeations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgment which we expect to be resolved by the Court in due course. No provision is recorded for this potential purchase price adjustment.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Changes Implemented

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

This Update is effective for fiscal years and interim periods beginning on or after December 15, 2010 with early adoption permitted. The Company adopted the new required update effective January 1, 2011 with no impact on the Company’s consolidated financial statements.

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2010, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the first quarter of 2011.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S. and Canada;

•	market demand for Domtar Corporation’s products;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write-downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives, if any; and

•	the other factors described under “Risk Factors,” in item 1A of the Annual Report on Form 10-K, for the year ended December 31, 2010.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There has not been any material change in our exposure to market risk since December 31, 2010. In the first quarter of 2011, we have updated the following disclosure.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2011 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts	Percentage of forecasted purchases under derivative contracts for
					2011	2012	2013
Natural gas	6,105,000	MMBTU	(1)	$35	31%	12%	5%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of March 31, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three months ended March 31, 2011 resulting from hedge ineffectiveness (2010 – nil).

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

The following table presents the currency values under contracts pursuant to currency options outstanding as of March 31, 2011 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues, under contracts for
			2011	2012
Currency options purchased	CDN	$400	50%	13%
Currency options sold	CDN	$400	50%	13%

The currency options are fully effective as at March 31, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the first quarter of 2011 resulting from hedge ineffectiveness (2010 – nil).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2011, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report, if any, is found in Note 11 to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2010, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended March 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
				$105,748
January 1 through January 31, 2011	—	$—	—	$105,748
February 1 through February 28, 2011 *	725,621	$88.11	725,621	$41,814
March 1 through March 31, 2011	64,336	$84.22	64,336	$36,396

	789,957	$87.79	789,957

*	Includes 62,398 shares purchased for which contracts were signed in February but settlement occurred in March.

During the first quarter of 2011, the Company repurchased 789,957 shares at an average price of $87.79 for a total cost of $69 million under its stock repurchase program (the “Program”) approved by the Board of Directors in May 2010. We currently have $36 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

On May 3, 2011, the Company’s Board of Directors approved an increase to the Program from $150 million to $600 million.

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

Date: May 5, 2011	DOMTAR CORPORATION

	By:	/s/ DANIEL BURON
Daniel Buron
Senior Vice-President and Chief Financial Officer

	By:	/s/ RAZVAN L. THEODORU
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary