Form 10-Q
period 2011-06-30
Domtar CORP
filed 2011-08-05
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At July 29, 2011, 39,397,658 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
CONSOLIDATED STATEMENTS OF EARNINGS	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)
	$	$	$	$
Sales	1,403	1,547	2,826	3,004
Operating expenses
Cost of sales, excluding depreciation and amortization	1,056	1,207	2,077	2,349
Depreciation and amortization	95	101	188	203
Selling, general and administrative	88	69	178	153
Impairment and write-down of property, plant and equipment (NOTE 9)	62	14	65	36
Closure and restructuring costs (NOTE 9)	2	5	13	25
Other operating loss (income), net (NOTE 6)	5	55	(1)	26

	1,308	1,451	2,520	2,792

Operating income	95	96	306	212
Interest expense, net	21	70	42	102

Earnings before income taxes	74	26	264	110
Income tax expense (benefit)	20	(5)	77	21

Net earnings	54	31	187	89

Per common share (in dollars) (NOTE 4)
Net earnings
Basic	1.31	0.72	4.50	2.07
Diluted	1.30	0.71	4.46	2.05
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	41.1	43.0	41.6	43.0
Diluted	41.4	43.4	41.9	43.4

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30, 2011	December 31 2010
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	742	530
Receivables, less allowances of $5 and $7	668	601
Inventories (NOTE 7)	612	648
Prepaid expenses	44	28
Income and other taxes receivable	64	78
Deferred income taxes	117	115

Total current assets	2,247	2,000
Property, plant and equipment, at cost	8,553	9,255
Accumulated depreciation	(4,980)	(5,488)

Net property, plant and equipment	3,573	3,767
Intangible assets, net of amortization (NOTE 8)	56	56
Other assets	202	203

Total assets	6,078	6,026

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	25	23
Trade and other payables	676	678
Income and other taxes payable	29	22
Long-term debt due within one year (NOTE 11)	2	2

Total current liabilities	732	725
Long-term debt (NOTE 11)	824	825
Deferred income taxes and other	962	924
Other liabilities and deferred credits	366	350
Commitments and contingencies (NOTE 13)
Shareholders’ equity
Common stock $0.01 par value: authorized 2,000,000,000 shares issued: 42,442,386 and 42,300,031 shares	—	—
Treasury stock (NOTE 12) $0.01 par value; 2,936,464 and 664,857 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 683,454 and 812,694 shares	54	64
Additional paid-in capital	2,579	2,791
Retained earnings	519	357
Accumulated other comprehensive income (loss)	42	(10)

Total shareholders’ equity	3,194	3,202

Total liabilities and shareholders’ equity	6,078	6,026

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2010	42.4	64	2,791	357	(10)	3,202
Conversion of exchangeable shares	—	(10)	10	—	—	—
Stock-based compensation	0.3	—	13	—	—	13
Net earnings	—	—	—	187	—	187
Net derivative gains on cash flow hedges:
Net gain arising during the period, net of tax of $(2)	—	—	—	—	5	5
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(1)	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	33	33
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans	—	—	—	—	16	16
Stock repurchase	(2.5)	—	(235)	—	—	(235)
Cash dividends	—	—	—	(25)	—	(25)

Balance at June 30, 2011	40.2	54	2,579	519	42	3,194

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
CONSOLIDATED STATEMENTS OF CASH FLOWS	June 30, 2011	June 30, 2010
	(Unaudited)
	$	$
Operating activities
Net earnings	187	89
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	188	203
Deferred income taxes and tax uncertainties	30	3
Impairment and write-down of property, plant and equipment	65	36
Loss on repurchase of long-term debt	—	40
Net losses (gains) on disposals of property, plant and equipment and sale of businesses	(1)	47
Stock-based compensation expense	2	2
Other	1	(6)
Changes in assets and liabilities, excluding the effects of sale of business
Receivables	(61)	(147)
Inventories	34	79
Prepaid expenses	(13)	(12)
Trade and other payables	(22)	5
Income and other taxes	22	392
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	12	3
Other assets and other liabilities	10	(1)

Cash flows provided from operating activities	454	733

Investing activities
Additions to property, plant and equipment	(33)	(74)
Proceeds from disposals of property, plant and equipment	28	14
Proceeds from sale of businesses	10	97

Cash flows provided from investing activities	5	37

Financing activities
Dividend payments	(21)	—
Net change in bank indebtedness	2	(13)
Repayment of long-term debt	(1)	(530)
Borrowings under accounts receivable securitization program	—	20
Debt issue and tender offer costs	(3)	(26)
Stock repurchase	(234)	(19)
Prepaid on structured stock repurchase	—	(10)
Other	9	(3)

Cash flows used for financing activities	(248)	(581)

Net increase in cash and cash equivalents	211	189
Translation adjustments related to cash and cash equivalents	1	1
Cash and cash equivalents at beginning of period	530	324

Cash and cash equivalents at end of period	742	514

Supplemental cash flow information
Net cash payments for:
Interest	37	41
Income taxes paid	25	3

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

JUNE 30, 2011

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

FUTURE ACCOUNTING CHANGES

COMPREHENSIVE INCOME

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective on January 1, 2012. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, the Company has determined these changes will not have an impact on the Consolidated Financial Statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at June 30, 2011 and December 31, 2010, the Company did not have any customers that represented more than 10% of its receivables.

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

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2011 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts	Percentage of forecasted purchases under derivative contracts for
					2011	2012	2013	2014
Natural gas	6,015,000	MMBTU	(1)	$33	31%	17%	7%	1%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of June 30, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three and six months ended June 30, 2011 resulting from hedge ineffectiveness (three and six months ended June 30, 2010 – nil).

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

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of June 30, 2011 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2011	2012
Currency options purchased	CDN	$400	50%	25%
Currency options sold	CDN	$400	50%	25%

The currency options are fully effective as at June 30, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three and six months ended June 30, 2011 resulting from hedge ineffectiveness (three and six months ended June 30, 2010 – nil).

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	For the three months ended		For the three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	$	$	$	$
Natural gas swap contracts (a)	(1)	—	(1)	(3)
Currency options (a)	2	(10)	3	4

Total	1	(10)	2	1

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion) is recorded in Cost of Sales.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)
	For the six months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	$	$	$	$
Natural gas swap contracts (a)	(1)	(5)	(3)	(4)
Currency options (a)	6	(6)	5	14

Total	5	(11)	2	10

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion) is recorded in Cost of Sales.

The cumulative gain (loss) recorded in Accumulated other comprehensive income (loss) relating to natural gas contracts of $(5) million as at June 30, 2011, will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at June 30, 2011.

The cumulative gain (loss) recorded in Accumulated other comprehensive income (loss) relating to currency options of $15 million as at June 30, 2011, will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2011.

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at June 30, 2011 and December 31, 2010, in accordance with the accounting standards dealing with fair value measurement and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	June 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	17	—	17	—	(a) Prepaid expenses

Total Assets	17	—	17	—

Liabilities derivatives
Currency options	2	—	2	—	(a) Trade and other payables
Natural gas swap contracts	4	—	4	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	7	—	7	—

Other Instruments:
Asset backed commercial paper investments	6	—	—	6	(b) Other assets
Long-term debt	1,010	1,010	—	—	(c) Long-term debt

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	14	—	14	—	(a) Prepaid expenses

Total Assets	14	—	14	—

Liabilities derivatives
Currency options	3	—	3	—	(a) Trade and other payables
Natural gas swap contracts	7	—	7	—	(a) Trade and other payables
Natural gas swap contracts	2	—	2	—	(a) Other liabilities and deferred credits

Total Liabilities	12	—	12	—

Other Instruments:
Asset backed commercial paper investments	6	—	—	6	(b) Other assets
Long-term debt	979	979	—	—	(c) Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of ABCP investments is classified under Level 3 and is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the notes at June 30, 2011 and December 31, 2010.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010. However, fair value disclosure is required.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net earnings	$54	$31	$187	$89
Weighted average number of common and exchangeable shares outstanding (millions)	41.1	43.0	41.6	43.0
Effect of dilutive securities (millions)	0.3	0.4	0.3	0.4

Weighted average number of diluted common and exchangeable shares outstanding (millions)	41.4	43.4	41.9	43.4

Basic net earnings per share (in dollars)	$1.31	$0.72	$4.50	$2.07

Diluted net earnings per share (in dollars)	$1.30	$0.71	$4.46	$2.05

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Restricted stock units	—	—	—	26,835
Options	155,070	414,866	155,070	414,866

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2011, the related pension expense was $5 million and $13 million, respectively (2010 – $6 million and $15 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended		For the six months ended
	June 30, 2011		June 30, 2011
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	17	2
Interest expense	22	2	44	3
Expected return on plan assets	(26)	—	(52)	—
Amortization of net actuarial loss	4	—	7	—
Curtailment loss (a)	13	—	13	—
Settlement loss (b)	23	—	23	—
Amortization of prior year service costs	—	(1)	1	(1)

Net periodic benefit cost	44	2	53	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended		For the six months ended
	June 30, 2010		June 30, 2010
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	—	17	2
Interest expense	22	1	44	3
Expected return on plan assets	(23)	—	(46)	—
Amortization of net actuarial loss	2	—	3	—
Curtailment loss (gain) (a)	10	(13)	10	(13)
Settlement loss (b)	16	—	16	—
Amortization of prior year service costs	—	—	1	—

Net periodic benefit cost	35	(12)	45	(8)

(a)	The curtailment loss of $13 million in the pension plans, for the three and six months ended June 30, 2011, is related to the sale of assets of Prince Albert.

The curtailment loss (gain) of $10 million in the pension plans and $(3) million in the other post-retirement benefit plans, for the three and six months ended June 30, 2010, is related to the sale of the Wood Business.

A curtailment gain of $10 million in the other post-retirement benefit plans, for the three and six months ended June 30, 2010, is related to the harmonization of the Company’s post-retirement benefit plans.

(b)	The settlement loss of $23 million in the pension plans, for the three and six months ended June 30, 2011, is related to the sale of assets of Prince Albert.

The settlement loss of $16 million in the pension plans for the three and six months ended June 30, 2010, is related to the sale of the Wood Business.

The Company contributed $10 million and $17 million for the three and six months ended June 30, 2011, respectively (2010 – $14 million and $18 million, respectively) to the pension plans. The Company also contributed $2 million and $4 million for the three and six months ended June 30, 2011, respectively (2010 – $3 million and $3 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income) is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income) includes the following:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	$	$	$	$
Loss on sale of Wood business	—	50	—	50
Alternative fuel tax credits (Note 14)	—	—	—	(25)
Losses (gains) on sale of property, plant and equipment	6	(2)	(1)	(3)
Foreign exchange loss (gain)	(1)	4	(1)	4
Other	—	3	1	—

Other operating loss (income), net	5	55	(1)	26

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2011	2010
	$	$
Work in process and finished goods	347	361
Raw materials	84	105
Operating and maintenance supplies	181	182

	612	648

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	June 30, 2011	December 31, 2010
		$	$
Intangible assets subject to amortization
Water rights	40	8	8
Power purchase agreements	25	34	33
Customer relationships	17	11	11
Trade names	7	7	7
Supplier agreements	5	7	6

		67	65
Accumulated amortization		(11)	(9)

Total intangible assets		56	56

Amortization expense related to intangible assets for the three and six months ended June 30, 2011 was $1 million and $2 million, repectively (2010 – $1 million and $2 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2011	2012	2013	2014	2015
	$	$	$	$	$
Amortization expense related to intangible assets	5	5	3	3	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

On March 29, 2011, the Company announced that it will permanently shut down one of four paper machines at its Ashdown, Arkansas pulp and paper mill. This measure will reduce the Company’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce will be reduced by approximately 110 employees. For the three and six months ended June 30, 2011, the Company recorded nil and $2 million, respectively, of inventory obsolescence and nil and $2 million, respectively, of severance and termination costs, as well as $62 million and $65 million, respectively, of accelerated depreciation, a component of the impairment and write-down of Property, Plant and Equipment. Operations ceased by August 1, 2011.

On February 1, 2011, the Company announced the closure of its forms plant in Langhorne, Pennsylvania, and recorded $4 million severance and termination costs.

For the three and six months ended June 30, of 2011, the Company also incurred other costs related to previous closures which included nil and $1 million, respectively, of severance and termination costs and $2 million and $4 million, respectively, of other costs.

For the three and six months ended June 30, 2010, the Company recorded $13 million and $26 million, respectively, of accelerated depreciation and nil and $1 million, respectively, of severance and termination costs related to the reconfiguration of the Plymouth, North Carolina mill, announced on October 20, 2009.

During the second quarter of 2010, the Company decided to close the Cerritos, California form converting plant, and recorded a $1 million write-down for the related assets and $1 million in severance and termination costs. Operations ceased on July 16, 2010.

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

For the three and six months ended June 30, 2010, the Company also incurred other costs related to previous closures which included $1 million and $1 million, respectively, of severance and termination costs and $1 million and $4 million, respectively, of other costs.

The following tables provide the components of closure and restructuring costs by segment:

	Three months ended June 30, 2011	Three months ended June 30, 2010
	Papers	Papers
	$	$
Severance and termination costs	—	2
Inventory obsolescence (1)	—	1
Other	2	2

Closure and restructuring costs	2	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. CLOSURE AND RESTRUCTURING LIABILITY (CONTINUED)

	Six months ended June 30, 2011	Six months ended June 30, 2010
	Papers	Papers
	$	$
Severance and termination costs	7	11
Inventory obsolescence (1)	2	8
Other	4	6

Closure and restructuring costs	13	25

(1)	Inventory obsolescence primarily relates to the write-down of operating and maintenance supplies classified as Inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

	June 30, 2011	December 31, 2010
	$	$
Balance at beginning of period	17	24
Additions	7	13
Severance payments	(7)	(18)
Change in estimates	—	(2)
Other	—	(1)
Effect of foreign currency exchange rate change	—	1

Balance at end of period	17	17

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
COMPREHENSIVE INCOME (LOSS)	2011	2010	2011	2010
	$	$	$	$
Net earnings	54	31	187	89
Other comprehensive income (loss):
Net derivative gains (losses) on cash flow hedges:
Net gain (loss) arising during the period, net of tax of $(1) and $(2), respectively (2010 - nil and $3, respectively)	1	(10)	5	(11)
Less: Reclassification adjustment for losses included in net earnings, net of tax of nil and $(1), respectively (2010 - $(1) and $(2), respectively)	(2)	(1)	(2)	(10)
Foreign currency translation adjustments	9	(45)	33	(6)
Change in unrecognized gains (losses) and prior cost related to pension and post-retirement benefit plans, net of tax of $(5) (2010 - $(5))	16	(42)	16	(42)

Comprehensive income (loss)	78	(67)	239	20

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. LONG-TERM DEBT

On June 23, 2011, the Company entered into a new Credit Agreement (the “Credit Agreement”), among the Company and certain of its subsidiaries as borrowers (collectively, the “Borrowers”) and the lenders and agents party thereto. The Credit Agreement replaced the Company’s existing $750 million senior secured revolving credit facility that was scheduled to mature March 7, 2012.

The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility) with an initial maximum aggregate amount of availability of $600 million that matures on June 23, 2015. Borrowings may be made by the Company, by its U.S. subsidiary Domtar Paper Company, LLC, and, subject to a limit of $150 million, by its Canadian subsidiary Domtar Inc. The Company may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement by one year, if, in each case, certain conditions are satisfied, including: (i) the absence of any event of default or default under the Credit Agreement, and (ii) the consent of the lenders participating in each such increase or extension, as applicable.

Borrowings under the Credit Agreement will bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowing and will be calculated at the Borrowers’ option according to a base rate, prime rate, Eurodollar rate or the Canadian bankers’ acceptance rate plus an applicable margin, as the case may be. In addition, the Company must pay facility fees quarterly at rates dependent on the Company’s credit ratings.

The Credit Agreement contains customary covenants for transactions of this type, including the following financial covenants: (i) an interest coverage ratio (as defined under the Credit Agreement) that must be maintained at a level of not less than 3.0 to 1 and (ii) a leverage ratio (as defined under the Credit Agreement) that must be maintained at a level of not greater than 3.75 to 1. At June 30, 2011, the Company was in compliance with its covenants and no amounts were borrowed (December 31, 2010 – nil). At June 30, 2011, the Company had outstanding letters of credit amounting to $58 million under this credit facility (December 31, 2010 – $50 million).

All borrowings under the Credit Agreement are unsecured. However, certain domestic subsidiaries of the Company will unconditionally guarantee any obligations from time to time arising under the Credit Agreement, and certain Canadian subsidiaries of the Company will unconditionally guarantee any obligations of Domtar Inc., the Canadian subsidiary borrower, under the Credit Agreement.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. SHAREHOLDERS’ EQUITY

On February 23, 2011, the Company’s Board of Directors approved a quarterly dividend of $0.25 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $10 million were paid on April 15, 2011 to shareholders of record on March 15, 2011.

On May 4, 2011, the Company’s Board of Directors approved a quarterly dividend of $0.35 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., the total dividends of approximately $15 million were paid on July 15, 2011 to shareholders of record on June 15, 2011.

On August 3, 2011, the Company’s Board of Directors approved a quarterly dividend of $0.35 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., on October 17, 2011 to shareholders of record on September 15, 2011.

STOCK REPURCHASE PROGRAM

On May 4, 2010, the Company’s Board of Directors authorized a stock repurchase program (“the Program”) of up to $150 million of Domtar Corporation’s common stock. On May 4, 2011, the Company’s Board of Directors approved an increase to the Program from $150 million to $600 million. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns.

During 2010 and the first two quarters of 2011, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During 2010, the Company repurchased 738,047 shares at an average price of $59.96 per share for a total cost of $44 million. Also, the Company entered into structured stock repurchase agreements that did not result in the repurchase of shares but resulted in net gains of $2 million which are recorded as a component of Shareholders’ equity.

During 2011, the Company repurchased 2,472,004 shares at an average price of $94.92 per share for a total cost of $235 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

During the first quarter of 2006, the pulp and paper mill in Prince Albert, Saskatchewan was closed due to poor market conditions. The Company’s management determined that the Prince Albert facility was no longer a strategic fit for the Company and would not be reopened. In the event decommissioning and reclamation is required at the facility, the work is likely to include investigation and remedial action for areas of significant environmental impacts. On May 3, 2011, Domtar sold its Prince Albert facility to Paper Excellence Canada Holdings Corporation (“Paper Excellence”). Paper Excellence agreed to assume all past, present and future known and unknown environmental liabilities and as such, the Company reversed its reserve for environmental liabilities for this site in the second quarter of 2011.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The hearing scheduled for January 2011 was cancelled and no alternative date was scheduled as of yet. Although this has no impact on the on-going appeal, the relevant government authorities selected a remediation plan on July 15, 2011. The Company has recorded an environmental reserve to address estimated exposure.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	June 30,	December 31,
	2011	2010
	$	$
Balance at beginning of period	107	111
Additions	1	4
Sale of businesses and closed facility	(11)	(9)
Environmental spending	(8)	(7)
Accretion	1	4
Effect of foreign currency exchange rate change	3	4

Balance at end of period	93	107

At June 30, 2011, the Company had a provision of $93 million for environmental matters and other asset retirement obligations (2010 – $107 million). Additional costs, not known or identifiable, could be incurred for remediation efforts.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Industrial Boiler Maximum Achievable Controlled Technology Standard (“MACT”)

The EPA has proposed several standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are referred to as Boiler MACT. A final rule was released in late February 2011. This rule however, has been stayed by the EPA to allow the EPA to carry out a detailed review of certain of its provisions, thus delaying enactment and making uncertain what actions the agency will take with those portions of the rule under review. Compliance with Boiler MACT will be required three years after the date of enactment, although such timing could be changed as the final rule may be altered as a result of this review or of on-going legislative actions in Congress.

It is apparent that owners and operators of industrial boilers and process heaters will be required to address multiple emission standards in order to comply with the final rule. Until a final rule is enacted, it is not possible to provide an estimated cost of compliance, but compliance may have a significant impact on the Company’s results of operations, financial position or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2011, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held in February 2010, and the arbitrator ruled in favor of the Company on August 24, 2010. As a result of the sale of the Prince Albert facility to Paper Excellence, the union agreed to release any claims for judicial review it may have against the Company in relation to the grievance.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $124 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $114 million (CDN$110 million).

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $114 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $114 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgment which the Company expects to be resolved by the Court in due course. No provision is recorded for this potential purchase price adjustment.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2011, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SEGMENT DISCLOSURES

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

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2011	2010	2011	2010
	$	$	$	$
Sales
Papers	1,261	1,317	2,530	2,562
Paper Merchants	190	213	407	425
Wood	—	83	—	150

Total for reportable segments	1,451	1,613	2,937	3,137
Intersegment sales - Papers	(48)	(60)	(111)	(122)
Intersegment sales - Wood	—	(6)	—	(11)

Consolidated sales	1,403	1,547	2,826	3,004

Depreciation and amortization and impairment and write-down of property, plant and equipment
Papers	94	95	186	191
Paper Merchants	1	1	2	2
Wood	—	5	—	10

Total for reportable segments	95	101	188	203
Impairment and write-down of property, plant and equipment - Papers	62	14	65	36

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	157	115	253	239

Operating income (loss)
Papers (a)	91	149	300	269
Paper Merchants	(2)	(1)	1	—
Wood (b)	—	(49)	—	(54)
Corporate	6	(3)	5	(3)

Consolidated operating income	95	96	306	212
Interest expense, net	21	70	42	102

Earnings before income taxes	74	26	264	110
Income tax expense (benefit)	20	(5)	77	21

Net earnings	54	31	187	89

(a)

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. The Company submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that its registration had been accepted in March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. Although the credit ended at the end of 2009, in 2010, the Company recorded $25 million of such credits in Other operating income on the Consolidated Statement of Earnings. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income in the first quarter of 2010 following guidance issued by the IRS in March 2010.

(b)

On June 30, 2010, the Company sold its Wood business to EACOM Timber Corporation. The sale resulted in a loss on disposal of the Wood business and related pension curtailments and settlements of $50 million in the second quarter of 2010.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries Inc. (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings LLC and Domtar A.W., LLC (and subsidiary) all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company LLC’s own 100% owned subsidiaries; including Domtar Delaware Holdings Inc., and Domtar Inc. (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2011 and December 31, 2010 and the Statements of Earnings (Loss), and Cash Flows for the three months ended June 30, 2011 and June 30, 2010 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method. The 2010 comparative figures have been retrospectively adjusted to reflect the fact that Domtar Delaware Investments Inc. and Domtar Delaware Holdings LLC both became Guarantor subsidiaries in June 2011.

	For the three months ended June 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

	$	$	$	$	$
Sales	—	1,168	462	(227)	1,403
Operating expenses
Cost of sales, excluding depreciation and amortization	—	904	379	(227)	1,056
Depreciation and amortization	—	68	27	—	95
Selling, general and administrative	8	83	(3)	—	88
Impairment and write-down of property, plant and equipment	—	62	—	—	62
Closure and restructuring costs	—	1	1	—	2
Other operating loss (income), net	—	(5)	10	—	5

	8	1,113	414	(227)	1,308

Operating income (loss)	(8)	55	48	—	95
Interest expense (income), net	24	3	(6)	—	21

Earnings (loss) before income taxes	(32)	52	54	—	74
Income tax expense (benefit)	(9)	12	17	—	20
Share in earnings of equity accounted investees	77	37	—	(114)	—

Net earnings (loss)	54	77	37	(114)	54

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

	$	$	$	$	$
Sales	—	2,354	934	(462)	2,826
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,812	727	(462)	2,077
Depreciation and amortization	—	136	52	—	188
Selling, general and administrative	17	172	(11)	—	178
Impairment and write-down of property, plant and equipment	—	65	—	—	65
Closure and restructuring costs	—	10	3	—	13
Other operating loss (income), net	—	(10)	9	—	(1)

	17	2,185	780	(462)	2,520

Operating income (loss)	(17)	169	154	—	306
Interest expense (income), net	47	6	(11)	—	42

Earnings (loss) before income taxes	(64)	163	165	—	264
Income tax expense (benefit)	(19)	46	50	—	77
Share in earnings of equity accounted investees	232	115	—	(347)	—

Net earnings (loss)	187	232	115	(347)	187

	For the three months ended June 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,243	538	(234)	1,547
Operating expenses
Cost of sales, excluding depreciation and amortization	—	971	470	(234)	1,207
Depreciation and amortization	—	72	29	—	101
Selling, general and administrative	3	48	18	—	69
Impairment and write-down of property, plant and equipment	—	14	—	—	14
Closure and restructuring costs	—	4	1	—	5
Other operating loss, net	—	12	43	—	55

	3	1,121	561	(234)	1,451

Operating income (loss)	(3)	122	(23)	—	96
Interest expense (income), net	69	3	(2)	—	70

Earnings (loss) before income taxes	(72)	119	(21)	—	26
Income tax expense (benefit)	(15)	23	(13)	—	(5)
Share in earnings of equity accounted investees	88	(8)	—	(80)	—

Net earnings (loss)	31	88	(8)	(80)	31

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,434	1,024	(454)	3,004
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,948	855	(454)	2,349
Depreciation and amortization	—	145	58	—	203
Selling, general and administrative	10	103	40	—	153
Impairment and write-down of property, plant and equipment	—	36	—	—	36
Closure and restructuring costs	—	21	4	—	25
Other operating loss (income), net	—	(12)	38	—	26

	10	2,241	995	(454)	2,792

Operating income (loss)	(10)	193	29	—	212
Interest expense (income), net	100	6	(4)	—	102

Earnings (loss) before income taxes	(110)	187	33	—	110
Income tax expense (benefit)	(26)	45	2	—	21
Share in earnings of equity accounted investees	173	31	—	(204)	—

Net earnings (loss)	89	173	31	(204)	89

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	June 30, 2011
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	441	101	200	—	742
Receivables	1	467	200	—	668
Inventories	—	434	178	—	612
Prepaid expenses	9	8	27	—	44
Income and other taxes receivable	79	—	36	(51)	64
Intercompany accounts	320	2,978	123	(3,421)	—
Deferred income taxes	1	106	10	—	117

Total current assets	851	4,094	774	(3,472)	2,247
Property, plant and equipment, at cost	—	5,537	3,021	—	8,553
Accumulated depreciation	—	(3,171)	(1,809)	—	(4,980)

Net property, plant and equipment	—	2,361	1,212	—	3,573
Intangible assets, net of amortization	—	10	46	—	56
Investments in affiliates	6,712	1,828	—	(8,540)	—
Intercompany long-term advances	6	79	438	(523)	—
Other assets	36	—	193	(27)	202

Total assets	7,605	8,372	2,663	(12,562)	6,078

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	23	2	—	25
Trade and other payables	40	319	317	—	676
Intercompany accounts	3,056	346	19	(3,421)	—
Income and other taxes payable	—	69	11	(51)	29
Long-term debt due within one year	—	1	1	—	2

Total current liabilities	3,096	758	350	(3,472)	732
Long-term debt	804	8	12	—	824
Intercompany long-term loans	517	6	—	(523)	—
Deferred income taxes and other	—	943	46	(27)	962
Other liabilities and deferred credits	48	69	249	—	366
Shareholders’ equity	3,140	6,588	2,006	(8,540)	3,194

Total liabilities and shareholders’ equity	7,605	8,372	2,663	(12,562)	6,078

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	December 31, 2010
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	311	50	169	—	530
Receivables	4	416	181	—	601
Inventories	—	477	171	—	648
Prepaid expenses	5	6	17	—	28
Income and other taxes receivable	47	—	33	(2)	78
Intercompany accounts	367	2,801	287	(3,455)	—
Deferred income taxes	1	104	10	—	115

Total current assets	735	3,854	868	(3,457)	2,000
Property, plant and equipment, at cost	—	5,537	3,718	—	9,255
Accumulated depreciation	—	(2,993)	(2,495)	—	(5,488)

Net property, plant and equipment	—	2,544	1,223	—	3,767
Intangible assets, net of amortization	—	10	46	—	56
Investments in affiliates	6,421	1,713	—	(8,134)	—
Intercompany long-term advances	6	80	271	(357)	—
Other assets	27	1	189	(14)	203

Total assets	7,189	8,202	2,597	(11,962)	6,026

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	19	4	—	23
Trade and other payables	33	375	270	—	678
Intercompany accounts	2,825	400	230	(3,455)	—
Income and other taxes payable	—	14	10	(2)	22
Long-term debt due within one year	—	2	—	—	2

Total current liabilities	2,858	810	514	(3,457)	725
Long-term debt	803	10	12	—	825
Intercompany long-term loans	351	6	—	(357)	—
Deferred income taxes and other	—	920	18	(14)	924
Other liabilities and deferred credits	39	66	245	—	350
Shareholders’ equity	3,138	6,390	1,808	(8,134)	3,202

Total liabilities and shareholders’ equity	7,189	8,202	2,597	(11,962)	6,026

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	187	232	115	(347)	187
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	20	(169)	69	347	267

Cash flows provided from operating activities	207	63	184	—	454

Investing activities
Additions to property, plant and equipment	—	(25)	(8)	—	(33)
Proceeds from disposals of property, plant and equipment	—	10	18	—	28
Proceeds from sale of business	—	10	—	—	10

Cash flows provided from (used for) investing activities	—	(5)	10	—	5

Financing activities
Dividend payments	(21)	—	—	—	(21)
Net change in bank indebtedness	—	4	(2)	—	2
Repayment of long-term debt	—	(1)	—	—	(1)
Debt issue and tender offer costs	(3)	—	—	—	(3)
Stock repurchase	(234)	—	—	—	(234)
Increase in long-term advances to related parties	—	(10)	(162)	172	—
Decrease in long-term advances to related parties	172	—	—	(172)	—
Other	9	—	—	—	9

Cash flows used for financing activities	(77)	(7)	(164)	—	(248)

Net increase in cash and cash equivalents	130	51	30	—	211
Translation adjustments related to cash and cash equivalents	—	—	1	—	1
Cash and cash equivalents at beginning of period	311	50	169	—	530

Cash and cash equivalents at end of period	441	101	200	—	742

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	89	173	31	(204)	89
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings (loss)	616	(105)	(71)	204	644

Cash flows provided from (used for) operating activities	705	68	(40)	—	733

Investing activities
Additions to property, plant and equipment	—	(64)	(10)	—	(74)
Proceeds from disposals of property, plant and equipment	—	—	14	—	14
Proceeds from sale of business	—	—	97	—	97

Cash flows provided from (used for) investing activities	—	(64)	101	—	37

Financing activities
Net change in bank indebtedness	—	(5)	(8)	—	(13)
Repayment of long-term debt	(528)	(2)	—	—	(530)
Borrowings under accounts receivable securitization program	—	—	20	—	20
Debt issue and tender offer costs	(26)	—	—	—	(26)
Stock repurchase	(19)	—	—	—	(19)
Prepaid on structured stock repurchase	(10)	—	—	—	(10)
Increase in long-term advances to related parties	(15)	(29)	—	44	—
Decrease in long-term advances to related parties	—	—	44	(44)	—
Other	(3)	—	—	—	(3)

Cash flows provided from (used for) financing activities	(601)	(36)	56	—	(581)

Net increase (decrease) in cash and cash equivalents	104	(32)	117	—	189
Translation adjustments related to cash and cash equivalents	—	—	1	—	1
Cash and cash equivalents at beginning of period	237	83	4	—	324

Cash and cash equivalents at end of period	341	51	122	—	514

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings, and shipment volume are based on the three-month and six-month periods ended June 30, 2011 as compared to the three-month period ended March 31, 2011 and the three-month and six-month periods ended June 30, 2010. The three-month and six-month periods ended June 30, 2011 and 2010 are also referred to as the second quarter of 2011 and 2010 and the first half or year-to-date of 2011 and 2010, respectively, and the three-month period ended March 31, 2011 as the first quarter of 2011.

EXECUTIVE SUMMARY

In the second quarter of 2011, we reported operating income of $95 million, a decrease of $116 million compared to operating income of $211 million in the first quarter of 2011. This decrease was partially attributable to an impairment and write-down of property, plant and equipment of $62 million in the second quarter of 2011 compared to $3 million in the first quarter of 2011. The results for our second quarter of 2011 were also impacted by higher costs related to maintenance, lower shipments for pulp and paper, higher costs for freight, chemicals and wood costs and the unfavorable impact of a stronger Canadian dollar, net of our hedging program. These factors were partially offset by higher average selling prices for pulp and paper as well as lower energy cost.

Looking into the second half of 2011, the benefits from announced price increases for business papers and lower costs stemming from maintenance in the mills are expected to favorably impact financial results. While selling prices for pulp are likely to decline on average compared to the first half of the year, uncoated freesheet paper shipments for 2011 are expected to remain steady when compared to 2010. Inflation pressures due to recent rises in commodity prices are expected to continue throughout the second half of the year.

Restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

On March 29, 2011, we announced that no later than July 1, 2011, we will permanently shut down one paper machine at our Ashdown, Arkansas pulp and paper mill. We subsequently postponed the shut down of the paper machine until August 1, 2011. The closure will result in an aggregate pre-tax charge to earnings of approximately $80 million, which includes an estimated $77 million in non-cash charges relating to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts and $3 million related to other costs. Of the estimated total pre-tax charge of approximately $80 million, $7 million was recognized in the first quarter of 2011 and $62 million in the second quarter of 2011. The remaining balance is expected to be incurred in the third quarter of 2011. This closure reduced Domtar’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons and the mill’s workforce by approximately 110 employees.

On February 1, 2011, we announced the closure of our Langhorne, Pennsylvania forms converting center. The closure resulted in a charge to earnings of $4 million for severance and termination costs. The closure affected 48 employees.

OUR BUSINESS

Our reporting segments correspond to the following business activities: Papers and Paper Merchants. Prior to the sale of our Wood business in June 2010, we maintained a third reporting segment, Wood. A description of our business is included in Part I, Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2010.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the second quarter of 2011 and 2010 and first half of 2011 and 2010.

	0000000	0000000	0000000	0000000
	Three months ended		Six month ended
FINANCIAL HIGHLIGHTS	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(In millions of dollars, unless otherwise noted)
Sales	$1,403	$1,547	$2,826	$3,004

Operating income	95	96	306	212

Net earnings	54	31	187	89

Net earnings per common share (in dollars)[1]:
Basic	1.31	0.72	4.50	2.07
Diluted	1.30	0.71	4.46	2.05

Operating income (loss) per segment:
Papers	$91	$149	$300	$269
Paper Merchants	(2)	(1)	1	—
Wood	—	(49)	—	(54)
Corporate	6	(3)	5	(3)

Total	$95	$96	$306	$212

			At June 30, 2011	At December 31, 2010
Total assets			$6,078	$6,026
Total long-term debt, including current portion			$826	$827

[1]	Refer to Note 4 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

SECOND QUARTER 2011 VERSUS

SECOND QUARTER 2010

Sales

Sales for the second quarter of 2011 amounted to $1,403 million, a decrease of $144 million, or 9%, from sales of $1,547 million in the second quarter of 2010. This decrease in sales was mainly attributable to lower shipments for pulp ($94 million) mainly due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010 as well as the sale of our Wood business in the second quarter of 2010 ($77 million). These factors were partially offset by higher average selling prices for paper and pulp ($29 million) as well as higher shipments for paper ($26 million).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,056 million in the second quarter of 2011, a decrease of $151 million, or 13%, compared to cost of sales, excluding depreciation and amortization, of $1,207 million in the second quarter of 2010. This decrease was mostly attributable to the sale of our Wood business in the second quarter of 2010 ($67 million) as well as to lower shipments for pulp ($77 million), mainly due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. This decrease was also attributable to lower maintenance costs ($25 million) as well as lower costs for fiber ($12 million) and energy ($3 million). These factors were partially offset by higher shipments for paper ($7 million), higher costs for chemicals ($19 million) and freight ($9 million) and the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($13 million).

Depreciation and Amortization

Depreciation and amortization amounted to $95 million in the second quarter of 2011, a decrease of $6 million, or 6%, compared to depreciation and amortization of $101 million in the second quarter of 2010. This decrease was mainly due to the sale of our Wood business in the second quarter of 2010, the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010 as well as the announced closure of a paper machine at our Ashdown, Arkansas pulp and paper mill to be effective in the third quarter of 2011.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses amounted to $88 million in the second quarter of 2011, an increase of $19 million, or 28%, compared to SG&A expenses of $69 million in the second quarter of 2010. The increase in SG&A is primarily due to higher costs related to our variable compensation program of $9 million in the second quarter of 2011 when compared to 2010 as well as a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans in the second quarter of 2010.

Other Operating Loss

Other operating loss amounted to $5 million in the second quarter of 2011, a decrease of $50 million compared to other operating loss of $55 million in the second quarter of 2010. This decrease is primarily due to the loss on sale of our Wood business of $50 million recorded in the second quarter of 2010.

Operating Income

Operating income in the second quarter of 2011 amounted to $95 million, a decrease of $1 million compared to operating income of $96 million in the second quarter of 2010. This decrease is primarily due to the factors mentioned above as well as higher impairment and write-down of property, plant and equipment ($48 million) mainly due to accelerated depreciation related to the announced closure of a paper machine at our Ashdown, Arkansas pulp and paper mill, partially offset by lower closure and restructuring costs ($3 million). For more details on impairment and write-down of property, plant and equipment, refer to Item I, Financial Statements and Supplementary Data, Note 9, of this Quarterly Report on Form 10-Q.

Interest Expense

We incurred $21 million of interest expense in the second quarter of 2011, a decrease of $49 million compared to interest expense of $70 million in the second quarter of 2010. The decrease in interest expense is primarily related to a charge of $40 million incurred on the repurchase of the 5.375% and 7.125% Notes in the second quarter of 2010, which included tender premiums of $26 million and a loss on the reversal of a fair value decrement of $14 million, as well as lower long-term debt balance outstanding in the second quarter of 2011 compared to the second quarter of 2010.

Income Taxes

For the second quarter of 2011, our income tax expense amounted to $20 million, which was comprised of $19 million of current tax expense and $1 million of deferred tax expense, compared to a tax benefit of $5 million in the second quarter of 2010, which was comprised of current tax expense of $7 million and a deferred tax benefit of $12 million. We made income tax payments of $23 million during the second quarter of 2011. In the second quarter of 2011 our effective tax rate was 27% compared to an effective tax rate that was a benefit of 19% in the second quarter of 2010. The effective tax rate for the second quarter of 2011 was impacted by the mix of earnings between jurisdictions, and only partially offset by the impact of newly enacted tax legislation in several U.S. states. The effective tax rate for the second quarter of 2010 was affected by the utilization of Canadian tax attributes that had a valuation allowance recorded against them in prior periods.

Net Earnings

Net earnings amounted to $54 million ($1.30 per common share on a diluted basis) in the second quarter of 2011, an increase of $23 million compared to $31 million ($0.71 per common share on a diluted basis) in the second quarter of 2010 due to the factors mentioned above.

FIRST HALF 2011 VERSUS

FIRST HALF 2010

Sales

Sales for the first half of 2011 amounted to $2,826 million, a decrease of $178 million, or 6%, from sales of $3,004 million in the first half of 2010. This decrease in sales was mainly attributable to the sale of our Wood business in the second quarter of 2010 ($139 million) as well as lower shipments for paper and pulp ($132 million) due to the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010 and the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. These factors were partially offset by higher average selling prices for paper and pulp ($111 million).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $2,077 million in the first half of 2011, a decrease of $272 million, or 12%, compared to cost of sales, excluding depreciation and amortization, of $2,349 million in the first half of 2010. This decrease was mainly attributable to the sale of our Wood business in the second quarter of 2010 ($129 million) as well as to lower shipments for paper and pulp ($96 million), primarily due to the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010 and the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. This decrease was also attributable to lower costs for maintenance ($28 million), fiber ($23 million) and energy ($21 million). These factors were partially offset by higher costs for chemicals ($28 million), freight ($16 million) and the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($24 million).

Depreciation and Amortization

Depreciation and amortization amounted to $188 million in the first half of 2011, a decrease of $15 million, or 7%, compared to depreciation and amortization of $203 million in the first half of 2010. This decrease was mainly due to the sale of our Wood business in the second quarter of 2010, the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010 as well as the announced closure of a paper machine at our Ashdown pulp and paper mill in the third quarter of 2011.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses amounted to $178 million in the first half of 2011, an increase of $25 million, or 16%, compared to SG&A expenses of $153 million in the first half of 2010. The increase in SG&A is primarily due to higher costs related to our variable compensation program of $14 million in the first half of 2011 when compared to 2010 as well as a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans in the first half of 2010.

Other Operating Income (Loss)

Other operating income amounted to $1 million in the first half of 2011, an increase of $27 million compared to other operating loss of $26 million in the first half of 2010. This increase is primarily due to the loss on sale of our Wood business of $50 million recorded in the second quarter of 2010 partially offset by a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $25 million recorded in the first quarter of 2010.

Operating Income

Operating income in the first half of 2011 amounted to $306 million, an increase of $94 million compared to operating income of $212 million in the first half of 2010. This increase is primarily due to the factors mentioned above as well as due to lower closure and restructuring costs ($12 million), partially offset by higher impairment and write-down of property, plant and equipment ($29 million). For more detail on impairment and write-down of property, plant and equipment, refer to Item I, Financial Statements and Supplementary Data, Note 9, of this Quarterly Report on Form 10-Q.

Interest Expense

We incurred $42 million of interest expense in the first half of 2011, a decrease of $60 million compared to interest expense of $102 million in the first half of 2010. The decrease in interest expense is primarily related to a charge of $40 million incurred on the repurchase of the 5.375% and 7.125% Notes in the second quarter of 2010, which included tender premiums of $26 million and a loss on the reversal of a fair value decrement of $14 million as well as a lower long-term debt balance outstanding in the first half of 2011 compared to the first half of 2010.

Income Taxes

For the first half of 2011, our income tax expense amounted to $77 million, which was comprised of current tax expense of $47 million and deferred tax expense of $30 million, compared to an income tax expense of $21 million in the first half of 2010, comprised of current tax expense of $18 million and deferred tax expense of $3 million. We made income tax payments of $25 million during the first half of 2011. In the first half of 2011, our effective tax rate was 29% compared to 19% in the first half of 2010. The effective tax rate for the first half of 2011 was impacted by the mix of earnings between jurisdictions, and only partially offset by the impact of newly enacted tax legislation in several U.S. states. The effective tax rate for the first half of 2010 was affected by the utilization of Canadian tax attributes that had a valuation allowance recorded against them in prior periods.

Net Earnings

Net earnings amounted to $187 million ($4.46 per common share on a diluted basis) in the first half of 2011, an increase of $98 million compared to $89 million ($2.05 per common share on a diluted basis) in the first half of 2010 due to the factors mentioned above.

PAPERS

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,261	$1,317	$2,530	$2,562
Intersegment sales	(48)	(60)	(111)	(122)

	$1,213	$1,257	$2,419	$2,440
Operating income	$91	$149	$300	$269
Shipments
Paper (in thousands of ST)	901	891	1,814	1,851
Pulp (in thousands of ADMT)	361	486	736	874

Sales and Operating Income

Sales

Sales in our Papers segment amounted to $1,213 million in the second quarter of 2011, a decrease of $44 million, or 4%, compared to sales of $1,257 million in the second quarter of 2010. The decrease in sales is attributable to lower shipment for pulp of approximately 26% primarily due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. We took higher lack-of-order downtime and paper machine slowdowns in the second quarter of 2011 when compared to the second quarter of 2010, which negatively impacted our sales. These factors were partially offset by higher shipments for paper of approximately 1% as well as higher average selling prices for paper and pulp.

For the first half of 2011, sales in our Papers segment decreased by $21 million, or 1%, compared to the first half of 2010. The decrease in sales is mainly due to the factors mentioned above as well as the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010.

Operating Income

Operating income in our Papers segment amounted to $91 million in the second quarter of 2011, a decrease of $58 million, when compared to $149 million in the second quarter of 2010. The decrease is mostly attributable to lower shipments for pulp, primarily due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010, higher costs for chemicals and freight, as well as the unfavorable impact of a stronger Canadian dollar. These factors were partially offset by higher average selling prices for paper and pulp, lower maintenance costs as well as lower costs for fiber and energy.

For the first half of 2011, operating income in our Papers segment increased by $31 million, or 12%, compared to the first half of 2010. The increase is mostly attributable to higher average selling prices for paper and pulp and lower costs for fiber and energy. These factors were partially offset by lower shipments for paper and pulp, mainly due to the factors mentioned above, higher costs for chemicals, the unfavorable impact of a stronger Canadian dollar as well as the alternative fuel mixture credits recorded in the first quarter of 2010.

Pricing Environment

Average sales prices in our paper business experienced an increase in the second quarter of 2011 compared to the second quarter of 2010. Our average paper sales prices were higher by $17/ton, or 2%, in the second quarter of 2011 compared to the second quarter of 2010. For the first half of 2011, our average paper sales prices increased when compared to the first half of 2010. Our average sales prices were higher by $33/ton, or 3% in the first half of 2011 compared to the first half of 2010.

Our average pulp sales prices increased by $34/metric ton, or 4%, in the second quarter of 2011 compared to the second quarter of 2010. For the first half of 2011, our average pulp sales prices increased when compared to the first half of 2010. Our average sales prices were higher by $69/metric ton, or 10%, in the first half of 2011 compared to the first half of 2010.

Operations

Shipments

Our paper shipments increased by 10,000 tons, or 1%, in the second quarter of 2011 compared to the second quarter of 2010. For the first half of 2011, our paper shipments decreased by 37,000 tons when compared to the first half of 2010. The decrease in the first half of 2011 when compared to the first half of 2010 is partially due to the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010.

Our pulp trade shipments decreased by 125,000 metric tons, or 26%, in the second quarter of 2011 compared to the second quarter of 2010, primarily due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. Excluding shipments from our Woodland, Maine mill, our pulp trade shipments decreased by 10,000 metric tons, or 3%. For the first half of 2011, our pulp trade shipment decreased by 138,000 metric tons, or 16%, when compared to the first half of 2010, and were impacted by the factors mentioned above. Excluding shipments from our Woodland, Maine mill, our pulp trade shipments increased by 70,000 metric tons, or 11%, when compared to the first half of 2010.

Labor

We have an umbrella agreement with the United Steelworkers Union (“USW”), expiring in 2012, affecting approximately 4,000 employees at our U.S. locations. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years.

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

Agreements that expired in 2009 at our Dryden and Espanola facilities in Canada are scheduled for negotiation with the Communication, Energy and Paperworkers Union of Canada (“CEP”). In Espanola, negotiations started in late 2010. Agreement was reached with one of the CEP locals at Espanola in July 2011 and negotiations with the other local and with the 2nd union will continue later this summer. In Dryden, negotiations are delayed at this time. These Canadian collective agreements are unrelated to the umbrella agreement with the USW covering our U.S. locations.

Closure and Restructuring

On March 29, 2011, we announced that no later than July 1, 2011, we will permanently shut down one paper machine at our Ashdown, Arkansas pulp and paper mill. We subsequently postponed the shut down of the paper machine until August 1, 2011. The closure will result in an aggregate pre-tax charge to earnings of approximately $80 million, which includes an estimated $77 million in non-cash charges relating to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts and $3 million related to other costs. Of the estimated total pre-tax charge of approximately $80 million, $7 million was recognized in the first quarter of 2011 and $62 million in the second quarter of 2011. The remaining balance is expected to be incurred in the third quarter of 2011. This closure reduced our annual uncoated freesheet paper production capacity by approximately 125,000 short tons and the mill’s workforce by approximately 110 employees.

On February 1, 2011, we announced the closure of our Langhorne, Pennsylvania forms converting center. The closure resulted in a charge to earnings of $4 million for severance and termination costs. The closure affected approximately 48 employees.

In the second quarter of 2011, we incurred $64 million of closure and restructuring costs ($19 million in the second quarter of 2010), including the impairment and write-down of property, plant and equipment of $62 million, compared to $14 million in the second quarter of 2010. For the first half of 2011, we incurred $78 million of closure and restructuring costs, including the impairment and write-down of property, plant and equipment of $65 million, compared to $61 million in the first half of 2010, including the impairment and write-down of property, plant and equipment of $36 million. For more details on the closure and restructuring costs, refer to Item 1, Financial Statements and Supplementary Data, Note 9, of this Quarterly Report on Form 10-Q.

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

Other

Sale of Prince Albert, Saskatchewan facility

On May 4, 2011, we sold our Prince Albert, Saskatchewan facility to Paper Excellence Canada Holdings Corporation (“Paper Excellence”). The assets sold to Paper Excellence had no carrying value and the sale resulted in a loss on disposal of the assets and related pension and other post-retirement benefit plan curtailments and settlements, net of a reversal of environmental liability provision, of $12 million recorded in the second quarter of 2011. The Prince Albert, Saskatchewan facility was permanently closed in the second quarter of 2006 and has not been operated since. Domtar acquired the assets in 2007 as part of a transaction with Weyerhaeuser Company. Domtar completed the dismantling of the mill’s paper machine and converting equipment in 2008.

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

Eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. Although amounts will not be received until qualifying capital expenditures have been made, we have been allocated $148 million (CDN$143 million) through this Green Transformation Program, of which $147 million (CDN$142 million) has been approved to date. The funds are to be spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received will be accounted for as an offset to the applicable plant and equipment asset amount. As of June 30, 2011, we have received $111 million (CDN$107 million) mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills.

Cellulosic Biofuel Credit

In July 2010, the US Internal Revenue Service (“IRS”) Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulose biofuel sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer credit (“CBPC”) and will not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 qualified for the $1.01 non-refundable CBPC. A taxpayer was able to claim the credit on its federal income tax return for the 2009 tax year upon the receipt of a letter of registration from the IRS and any unused CBPC may be carried forward until 2015 to offset a portion of federal taxes otherwise payable.

In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we were successfully registered. On October 15, 2010 the IRS Office of Chief Counsel released an Advice Memorandum concluding that the Alternative Fuel Mixture Credit (“AFMC”) and CBPC could be claimed in the same year for different volumes of black liquor. In November, 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million. As of December 31, 2010, approximately $170 million of this credit remains to offset future U.S. federal income tax liability. We expect to utilize a significant portion of this credit during 2011 to offset 75% of otherwise required federal income tax installments.

Alternative Fuel Mixture Credit (“AFMC”)

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. The amounts for the refundable credits are based on the volume of alternative bio fuel mixtures produced and burned during that period. To date, we have received $508 million refund, net of federal income tax offsets. There has been no change in the Company’s status with respect to the AFMC previously claimed but we continue to assess the possibility of converting these credits into additional cellulosic biofuel producer credits. Any such conversion would require the repayment of any AFMC refund previously received, along with interest, in exchange for a credit to be used against future federal income tax.

PAPER MERCHANTS

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(In millions of dollars)
Sales	$190	$213	$407	$425
Operating income (loss)	(2)	(1)	1	—

Sales and Operating Income

Sales

Sales in our Paper Merchants segment amounted to $190 million in the second quarter of 2011, a decrease of $23 million, or 11%, compared to sales of $213 million in the second quarter of 2010. This decrease in sales was mostly attributable to a decrease in deliveries of approximately 16%, resulting from difficult market conditions in the Paper Merchants channel and to the sale of a business unit at the end of the first quarter of 2011, partially offset by an increase in selling prices.

For the first half of 2011, sales in our Paper Merchants segment decreased by $18 million, or 4%, when compared to the first half of 2010, primarily due to the factors mentioned above. Our deliveries in the first half of 2011 are lower by approximately 9% when compared to the first half of 2010.

Operating Income (Loss)

Operating loss amounted to $2 million in the second quarter of 2011, an increase of $1 million when compared to operating loss of $1 million in the second quarter of 2010. The increase in operating loss is attributable to the result of margins temporarily contracting due to supplier price increases in the second quarter of 2011 when compared to the second quarter of 2010 as well as the decrease in sales mentioned above.

For the first half of 2011, operating income in our Paper Merchants segment increased by $1 million when compared to the first half of 2010, primarily due to the factors mentioned above as well as a gain of sale on a business unit ($3 million) recorded in the first quarter of 2011.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which two will expired in 2011 and four will expire in 2013. We have four collective agreements covering four locations in Canada, of which one expired in 2008, one expired in 2009 and two will expire in 2013.

WOOD

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$—	$83	$—	$150
Intersegment sales	—	(6)	—	(11)

	$—	$77	$—	$139
Operating loss	$—	($49)	$—	($54)
Shipments (millions of FBM)	—	187	—	351
Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$—	$359	$—	$348
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	—	357	—	350

1	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sale of Wood business

On June 30, 2010, we sold our Wood business to EACOM Timber Corporation and with that, exited the manufacturing and marketing of lumber and wood-based value-added products.

Operating loss

Operating loss in our Wood segment amounted to $49 million in the second quarter of 2010 and $54 million for the first half of 2010. Our operating loss was primarily impacted by a $50 million loss on the sale of our Wood business in the second quarter of 2010.

STOCK-BASED COMPENSATION EXPENSE

For the second quarter of 2011 and the first half of 2011, compensation expense (income) recognized in our results of operations was approximately $6 million and $18 million, respectively, compared to $(2) million and $4 million in the second quarter and the first half of 2010, respectively. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed revolving credit facility of which $542 million is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $454 million in the first half of 2011, a $279 million decrease compared to cash flows provided from operating activities of $733 million in the first half of 2010. This decrease in cash flows provided from operating activities is primarily related to the $368 million cash received in the second quarter of 2010 with regards to the alternative fuel mixture credits. These factors were partially offset by an increase in profitability in the first half of 2011 when compared to the first half of 2010 as well as a decrease in requirements for working capital in the first half of 2011, when excluding the cash received in the second quarter of 2010 with regard to the alternative fuel mixture credits, when compared to the first half of 2010.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows provided from investing activities in the first half of 2011 amounted to $5 million, a decrease of $32 million compared to cash flows provided from investing activities of $37 million in the first half of 2010. This decrease in cash flows provided from investing activities is primarily related to the proceeds from the sale of our Wood Business of $97 million in the second quarter of 2010. This factor was partially offset by lower capital spending of $41 million in the first half of 2011 when compared to 2010, as well as higher proceeds from sale of certain property, plant and equipment of $14 million.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2011, excluding the spending under the Natural Resources Canada Pulp and Paper Green Transformation Program, for which we will be reimbursed. We spent, and were reimbursed, $28 million and $51 million under this program in the second quarter and first half of 2011, respectively.

Financing Activities

Cash flows used for financing activities totaled $248 million in the first half of 2011 compared to $581 million in the first half of 2010. This $333 million decrease in cash flows used for financing activities is mainly attributable to the repurchase of $425 million of our 5.375% and 7.125% Notes in the second quarter of 2010 and the repayment of $102 million of our tranche B term loan in the first quarter of 2010. These factors were partially offset by higher common stock repurchases of $234 million in the first half of 2011 when compared to $19 million in the first half of 2010 as well as dividend payments of $21 million in the first half of 2011.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $109 million at June 30, 2011, compared to $320 million at December 31, 2010. The $211 million decrease in net indebtedness is due to a higher cash level as a result of cash from operating activities net of cash used for financing activities being positive.

On June 23, 2011, we entered into a new unsecured Credit Agreement (the “Credit Agreement”), among us and certain of our subsidiaries as borrowers (collectively, the “Borrowers”) and the lenders and agents party thereto. The Credit Agreement replaced our existing secured revolving credit facility of $750 million that was scheduled to mature March 12, 2012. We intend to use the new revolving Credit Agreement for general corporate purposes, including working capital, capital expenditures and acquisitions.

The Credit Agreement provides for a revolving credit facility (including a letter of credit subfacility and a swingline subfacility) that matures on June 23, 2015. The initial maximum aggregate amount of availability under the revolving Credit Agreement is $600 million. Borrowings may be made by us, by our U.S. subsidiary Domtar Paper Company, LLC, and, subject to a limit of $150 million, by our Canadian subsidiary Domtar Inc. We may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement by one year, if, in each case, certain conditions are satisfied, including (i) the absence of any event of default or default under the Credit Agreement, and (ii) the consent of the lenders participating in each such increase or extension, as applicable.

No amounts were borrowed at June 30, 2011 (December 31, 2010 – nil). At June 30, 2011, we had outstanding letters of credit amounting to $58 million under this credit facility (December 31, 2010 – $50 million).

Borrowings under the Credit Agreement will bear interest at a rate dependent on our credit ratings at the time of such borrowing and will be calculated at the Borrowers’ option according to a base rate, prime rate, Eurocurrency rate or the Canadian bankers’ acceptance rate plus an applicable margin, as the case may be. In addition, we must pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3.0 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1. At June 30, 2011, we were in compliance with our covenants.

All borrowings under the Credit Agreement are unsecured. However, certain domestic subsidiaries of the Company will unconditionally guarantee any obligations from time to time arising under the Credit Agreement, and certain Canadian subsidiaries of the Company will unconditionally guarantee any obligations of Domtar Inc., the Canadian subsidiary borrower, under the Credit Agreement.

If there is a change of control, as defined under the Credit Agreement, the Credit Agreement will be terminated and any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. In addition, the Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the administrative agent may declare any outstanding obligations under the Credit Agreement to be immediately due and payable. In addition, if the Company or any of its material subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable.

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

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. on March 7, 2007, (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of June 30, 2011, there were 683,454 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2011, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

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

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2011, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $124 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $114 million (CDN$110 million).

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $114 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $114 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of opeations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgment which we expect to be resolved by the Court in due course. No provision is recorded for this potential purchase price adjustment.

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

This update is effective for fiscal years and interim periods beginning on or after December 15, 2010 with early adoption permitted. We adopted the new required update on January 1, 2011 with no impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share.

These changes become effective on January 1, 2012. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, we had determined these changes will not have an impact on the Consolidated Financial Statements.

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2010, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the first half of 2011.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There has not been any material change in our exposure to market risk since December 31, 2010. In the second quarter of 2011, we have updated the following disclosure.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2011 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts	Percentage of forecasted purchases under derivative contracts for
					2011	2012	2013	2014
Natural gas	6,015,000	MMBTU	(1)	$33	31%	17%	7%	1%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of June 30, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the second quarter and first half of 2011 resulting from hedge ineffectiveness (second quarter and first half of 2010 – nil).

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

The following table presents the currency values under contracts pursuant to currency options outstanding as of June 30, 2011 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues, under contracts for
			2011	2012
Currency options purchased	CDN	$400	50%	25%
Currency options sold	CDN	$400	50%	25%

The currency options are fully effective as at June 30, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the second quarter and first half of 2011 resulting from hedge ineffectiveness (second quarter and first half of 2010 – nil).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2011, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report, if any, is found in Note 13 to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2010, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended June 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
April 1 through April 30, 2011	—	$—	—	$36,396
May 1 through May 31, 2011 *	1,517,681	$98.84	1,517,681	$336,396
June 1 through June 30, 2011	164,366	$93.03	164,366	$321,105

	1,682,047	$98.27	1,682,047

*	Includes 222,841 shares purchased for which contracts were signed in May but settlement occurred in June.
(1)

During the second quarter of 2011, the Company repurchased 1,682,047 shares at an average price of $98.27 per share, for a total cost of $165 million under its stock repurchase program (the “Program”) approved by the Board of Directors in May 2010. We currently have $321 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. During July 2011, we repurchased an additional 204,151 shares at an average price of $89.34 per share, for a total cost of $18 million.

On May 4, 2011, the Company’s Board of Directors approved an increase to the Program from $150 million to $600 million.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 4.1	Fourth Supplemental Indenture, dated June 23, 2011, among Domtar Corporation, Domtar Delaware Investments Inc., and Domtar Delaware Holdings, LLC and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017

Exhibit 10.1	Credit Agreement among the Company, Domtar Paper Company, LLC, Domtar Inc., JPMorgan Chase Bank, N.A., as administrative agent, The Bank of Nova Scotia and Bank of America, N.A. as syndication agents, CIBC Inc., Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents and the lenders from time to time parties thereto

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 4, 2011	DOMTAR CORPORATION

	By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

	By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary