Form 10-Q
period 2011-09-30
Domtar CORP
filed 2011-11-04
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

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

At October 31, 2011, 36,446,349 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
CONSOLIDATED STATEMENTS OF EARNINGS	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)
	$	$	$	$
Sales	1,417	1,473	4,243	4,477
Operating expenses
Cost of sales, excluding depreciation and amortization	1,055	1,048	3,132	3,397
Depreciation and amortization	93	97	281	300
Selling, general and administrative	75	91	253	244
Impairment and write-down of property, plant and equipment (NOTE 11)	8	14	73	50
Closure and restructuring costs (NOTE 11)	1	1	14	26
Other operating loss (income), net (NOTE 7)	(2)	(14)	(3)	12

	1,230	1,237	3,750	4,029

Operating income	187	236	493	448
Interest expense, net	25	24	67	126

Earnings before income taxes	162	212	426	322
Income tax expense	45	21	122	42

Net earnings	117	191	304	280

Per common share (in dollars) (NOTE 5)
Net earnings
Basic	2.96	4.47	7.43	6.53
Diluted	2.95	4.44	7.38	6.48
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	39.5	42.7	40.9	42.9
Diluted	39.7	43.0	41.2	43.2

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30, 2011	December 31, 2010
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	461	530
Receivables, less allowances of $5 and $7	679	601
Inventories (NOTE 8)	630	648
Prepaid expenses	24	28
Income and other taxes receivable	51	78
Deferred income taxes	115	115

Total current assets	1,960	2,000
Property, plant and equipment, at cost	8,424	9,255
Accumulated depreciation	(4,934)	(5,488)

Net property, plant and equipment	3,490	3,767
Goodwill (NOTE 9)	163	—
Intangible assets, net of amortization (NOTE 10)	205	56
Other assets	202	203

Total assets	6,020	6,026

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	17	23
Trade and other payables	753	678
Income and other taxes payable	29	22
Long-term debt due within one year (NOTE 13)	5	2

Total current liabilities	804	725
Long-term debt (NOTE 13)	837	825
Deferred income taxes and other	1,052	924
Other liabilities and deferred credits	328	350
Commitments and contingencies (NOTE 15)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,447,365 and 42,300,031 shares	—	—
Treasury stock (NOTE 14) $0.01 par value; 5,296,520 and 664,857 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 678,475 and 812,694 shares	53	64
Additional paid-in capital	2,388	2,791
Retained earnings	623	357
Accumulated other comprehensive loss	(65)	(10)

Total shareholders’ equity	2,999	3,202

Total liabilities and shareholders’ equity	6,020	6,026

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2010	42.4	64	2,791	357	(10)	3,202
Conversion of exchangeable shares	—	(11)	11	—	—	—
Stock-based compensation	0.4	—	12	—	—	12
Net earnings	—	—	—	304	—	304
Net derivative gains on cash flow hedges:
Net gain arising during the period, net of tax of $(5)	—	—	—	—	(12)	(12)
Less: Reclassification adjustments for losses included in net earnings, net of tax of nil	—	—	—	—	(3)	(3)
Foreign currency translation adjustments	—	—	—	—	(56)	(56)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans	—	—	—	—	16	16
Stock repurchase	(5.0)	—	(426)	—	—	(426)
Cash dividends	—	—	—	(38)	—	(38)

Balance at September 30, 2011	37.8	53	2,388	623	(65)	2,999

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
CONSOLIDATED STATEMENTS OF CASH FLOWS	September 30, 2011	September 30, 2010
	(Unaudited)
	$	$
Operating activities
Net earnings	304	280
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	281	300
Deferred income taxes and tax uncertainties	56	7
Impairment and write-down of property, plant and equipment	73	50
Loss on repurchase of long-term debt	4	40
Net losses (gains) on disposals of property, plant and equipment and sale of businesses	(5)	33
Stock-based compensation expense	3	3
Other	—	(6)
Changes in assets and liabilities, excluding the effects of acquisition and sale of businesses
Receivables	(56)	(134)
Inventories	20	40
Prepaid expenses	(4)	(2)
Trade and other payables	14	(4)
Income and other taxes	27	375
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(7)	5
Other assets and other liabilities	1	13

Cash flows provided from operating activities	711	1,000

Investing activities
Additions to property, plant and equipment	(64)	(112)
Proceeds from disposals of property, plant and equipment	34	26
Proceeds from sale of businesses	10	161
Acquisition of business, net of cash acquired	(288)	—

Cash flows (used for) provided from investing activities	(308)	75

Financing activities
Dividend payments	(36)	(11)
Net change in bank indebtedness	(7)	(16)
Repayment of long-term debt	(17)	(763)
Borrowings under accounts receivable securitization program	—	20
Premium paid on debt repurchases	(7)	(26)
Stock repurchase	(415)	(44)
Prepaid on structured stock repurchase, net	—	(19)
Other	10	(3)

Cash flows used for financing activities	(472)	(862)

Net (decrease) increase in cash and cash equivalents	(69)	213
Translation adjustments related to cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	530	324

Cash and cash equivalents at end of period	461	537

Supplemental cash flow information
Net cash payments for:
Interest	51	77
Income taxes paid	42	24

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

STOCK COMPENSATION

In April 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Compensation – Stock Compensation, which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This update clarifies that those employee share-based payment awards should not be considered to contain a condition that is not a market, performance, or service condition and therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.

This update is effective for fiscal years and interim periods beginning on or after December 15, 2010 with early adoption permitted. The Company adopted the new requirement on January 1, 2011 with no impact on the Company’s consolidated financial statements.

FUTURE ACCOUNTING CHANGES

COMPENSATION – RETIREMENT BENEFITS

In September 2011, the FASB issued an update to Compensation – Retirement Benefits, which addresses the disclosures about an employer’s participation in a multiemployer plan. This update will require additional disclosures about multiemployer plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans.

This update is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures and will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

INTANGIBLES – GOODWILL AND OTHER

In September 2011, the FASB issued an update to Intangibles – Goodwill and Other, which simplify how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The amended provisions are effective for reporting periods beginning on or after December 15, 2011, with early adoption permitted. This amendment impacts impairment testing steps only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. ACQUISITION OF BUSINESS

On September 1, 2011, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Attends Healthcare Inc., (“Attends”). Attends produces a complete line of incontinence care products and distributes washcloths marketed primarily under the Attends® brand name. The company has a wide product offering encompassing 170 items and it serves a diversified customer base in multiple channels throughout the United States and Canada. Attends has approximately 330 employees and the facility is located in Greenville, North Carolina. The results of Attends’ operations have been included in the consolidated financial statements as of September 1, 2011, and are included in the Personal Care segment. The purchase price was $288 million in cash, including working capital, net of acquired cash of $12 million, subject to post-closing adjustments. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification (“ASC”).

The total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair value, which are based on information currently available. The items to be finalized are capital lease assets and obligations, intangible assets, both current and non-current deferred tax liabilities which are subject to change, pending the finalization of certain tax returns and residual goodwill. The Company will complete the valuation of all assets and liabilities within the next twelve months.

The table below illustrates the preliminary purchase price allocation:

Fair value of net assets acquired at the date of acquisition

Receivables		$12
Inventory		17
Property, plant and equipment		54
Intangible assets (Note 10)

Trade names (1)	61
Customer relationships (2)	93
		154
Goodwill (Note 9)		163
Other assets		4

Total assets		404

Less: Liabilities
Trade and other payables		15
Income and other taxes payable		2
Capital lease obligation		31
Deferred income tax liabilities		66
Other liabilities		2

Total liabilities		116

Fair value of net assets acquired at the date of acquisition		288

(1)	Indefinite useful life.
(2)	The useful life of the Customer relationships acquired is expected to be 40 years.

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation of the business, the assembled workforce, and the expected future cash flows of the business. Disclosed goodwill is not deductible for tax purposes. Pro forma results have not been provided, as the acquisition had no material impact on the Company.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, its bank indebtedness, its bank credit facility and its long-term debt. The Company may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts.

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at September 30, 2011, the Company had one customer, which represented 10% of its receivables (December 31, 2010 – 6%).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2011 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2011	2012	2013	2014
Natural gas	7,320,000	MMBTU	(1)	$38	29%	27%	13%	2%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of September 30, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2011 resulting from hedge ineffectiveness (three and nine months ended September 30, 2010 – nil).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of September 30, 2011 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2011	2012
Currency options purchased	CDN	$400	50%	38%
Currency options sold	CDN	$400	50%	38%

The currency options are fully effective as at September 30, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the three and nine months ended September 30, 2011 resulting from hedge ineffectiveness (three and nine months ended September 30, 2010 – nil).

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the three months ended		For the three months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$	$	$	$
Natural gas swap contracts (a)	(2)	(2)	—	(2)
Currency options (a)	(15)	3	1	2

Total	(17)	1	1	—

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) is recorded in Cost of Sales.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Loss Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the nine months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$	$	$	$
Natural gas swap contracts (a)	(3)	(7)	(3)	(6)
Currency options (a)	(9)	(3)	6	16

Total	(12)	(10)	3	10

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) is recorded in Cost of Sales.

The cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts of $6 million as at September 30, 2011, will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at September 30, 2011.

The cumulative loss recorded in Accumulated other comprehensive loss relating to currency options of $9 million as at September 30, 2011, will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2011.

The accounting standards for fair value measurements and disclosures, establish a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at September 30, 2011 and December 31, 2010, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	September 30, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	6	—	6	—	(a) Prepaid expenses

Total Assets	6	—	6	—

Liabilities derivatives
Currency options	15	—	15	—	(a) Trade and other payables
Natural gas swap contracts	5	—	5	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	21	—	21	—

Other Instruments:
Asset backed commercial paper investments (“ABCP”)	6	—	—	6	(b) Other assets
Long-term debt	986	986	—	—	(c) Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	14	—	14	—	(a) Prepaid expenses

Total Assets	14	—	14	—

Liabilities derivatives
Currency options	3	—	3	—	(a) Trade and other payables
Natural gas swap contracts	7	—	7	—	(a) Trade and other payables
Natural gas swap contracts	2	—	2	—	(a) Other liabilities and deferred credits

Total Liabilities	12	—	12	—

Other Instruments:
ABCP	6	—	—	6	(b) Other assets
Long-term debt	979	979	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of ABCP investments is classified under Level 3 and is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the notes at September 30, 2011 and December 31, 2010.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010. However, fair value disclosure is required.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net earnings	$117	$191	$304	$280
Weighted average number of common and exchangeable shares outstanding (millions)	39.5	42.7	40.9	42.9
Effect of dilutive securities (millions)	0.2	0.3	0.3	0.3

Weighted average number of diluted common and exchangeable shares outstanding (millions)	39.7	43.0	41.2	43.2

Basic net earnings per share (in dollars)	$2.96	$4.47	$7.43	$6.53
Diluted net earnings per share (in dollars)	$2.95	$4.44	$7.38	$6.48

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Options (in units)	189,381	410,812	146,930	410,812

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2011, the related pension expense was $5 million and $18 million, respectively (2010 – $5 million and $20 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	—	26	2
Interest expense	21	2	65	5
Expected return on plan assets	(26)	—	(78)	—
Amortization of net actuarial loss	3	—	10	—
Settlement loss (b)	—	—	23	—
Amortization of prior year service costs	1	—	2	(1)

Net periodic benefit cost	8	2	48	6

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended		For the nine months ended
	September 30, 2010		September 30, 2010
	Pension Plans	Other post-retirement benefit plans	Pension Plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	25	3
Interest expense	22	2	66	5
Expected return on plan assets	(23)	—	(69)	—
Amortization of net actuarial loss	2	—	5	—
Curtailment loss (gain) (a)	2	—	12	(13)
Settlement loss (b)	—	—	16	—
Amortization of prior year service costs	1	—	2	—

Net periodic benefit cost	12	3	57	(5)

(a)	The curtailment loss of $2 million and $12 million, respectively, in the pension plans for the three and nine months ended September 30, 2010, represents nil and $10 million, respectively, related to the sale of the Wood business and $2 million and $2 million, respectively, related to the sale of the Woodland, Maine mill.

The curtailment gain of $13 million in the other post-retirement benefit plans, for the nine months ended September 30, 2010, represents $3 million related to the sale of the Wood business and $10 million related to the harmonization of the Company’s post-retirement benefit plans.

(b)	The settlement loss of $23 million in the pension plans, for the nine months ended September 30, 2011, is related to the sale of assets of Prince Albert.

The settlement loss of $16 million in the pension plans, for the nine months ended September 30, 2010, is related to the sale of the Wood business.

The Company contributed $16 million and $33 million for the three and nine months ended September 30, 2011, respectively (2010 – $9 million and $27 million, respectively), to the pension plans. The Company also contributed $1 million and $5 million for the three and nine months ended September 30, 2011, respectively (2010 – $2 million and $5 million, respectively), to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Multiemployer Plans

The Company is currently reviewing its strategy and participation in its current multiemployer pension plans, and is assessing the possibility of withdrawing completely from some plans. These withdrawals would normally result in a withdrawal liability and a charge to earnings to be recorded by the Company, when determined to be probable. The measurement of these liabilities is based on the plan administrator’s allocation methodologies and assumptions.

Although not considered probable, and as such not recorded in the results for the period ended September 30, 2011, the withdrawal liability related to these plans is estimated to be approximately $27 million based on management’s best estimate and subject to the final assessment of the plan administrator.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income) is an aggregate of both recurring and periodic loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income) includes the following:

	For the three months ended		For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$	$	$	$
Loss on sale of Wood business	—	—	—	50
Gain on sale of Woodland mill	—	(10)	—	(10)
Alternative fuel tax credits (Note 16)	—	—	—	(25)
Gains on sale of property, plant and equipment	(4)	(4)	(5)	(7)
Environmental provision	3	—	3	—
Foreign exchange loss (gain), net	(3)	(1)	(4)	3
Other	2	1	3	1

Other operating loss (income), net	(2)	(14)	(3)	12

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INVENTORIES

The following table presents the components of inventories:

	September 30, 2011	December 31, 2010
	$	$
Work in process and finished goods	348	361
Raw materials	101	105
Operating and maintenance supplies	181	182

	630	648

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

	September 30, 2011	December 31, 2010
	$	$
Balance at beginning of period	—	—
Acquisition of Attends Healthcare Inc.	163	—

Balance at end of period	163	—

The goodwill at September 30, 2011 is entirely related to the Personal Care segment. (See Note 3 – Acquisition of Business for further information.)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	September 30, 2011	December 31, 2010
		$	$
Intangible assets subject to amortization
Water rights	40	8	8
Power purchase agreements	25	32	33
Customer relationships (1)	38	104	11
Trade names	7	6	7
Supplier agreements	5	6	6

		156	65
Accumulated amortization		(12)	(9)

		144	56
Intangible assets not subject to amortization
Trade names (1)		61	—

Total intangible assets		205	56

Amortization expense related to intangible assets for the three and nine months ended September 30, 2011 was $1 million and $3 million, respectively (2010 – nil and $2 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2011	2012	2013	2014	2015
	$	$	$	$	$
Amortization expense related to intangible assets	5	7	5	5	4

(1)	See Note 3 – Acquisition of Business for further information.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

On March 29, 2011, the Company announced that it will permanently shut down one of four paper machines at its Ashdown, Arkansas pulp and paper mill. This measure reduced the Company’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. For the three and nine months ended September 30, 2011, the Company recorded $1 million recovery and $1 million expense, respectively, of inventory obsolescence and nil and $2 million, respectively, of severance and termination costs as well as $8 million and $73 million, respectively, of accelerated depreciation, a component of Impairment and write-down of property, plant and equipment. Operations ceased on August 1, 2011.

On February 1, 2011, the Company announced the closure of its forms plant in Langhorne, Pennsylvania, and recorded $4 million in severance and termination costs.

For the three and nine months ended September 30, 2011, the Company also incurred other costs related to previous closures which included $1 million and $2 million, respectively, of severance and termination costs and $1 million and $5 million, respectively, of other costs.

For the three and nine months ended September 30, 2010, the Company recorded $13 million and $39 million, respectively, of accelerated depreciation, nil and $1 million, respectively, of severance and termination costs and $1 million and $1 million, respectively, of inventory obsolescense related to the reconfiguration of the Plymouth, North Carolina mill, announced on October 20, 2009. During the third quarter of 2010, the Company recorded $1 million of write-downs for the related paper machine.

During the second quarter of 2010, the Company decided to close the Cerritos, California form converting plant, and recorded a $1 million write-down for the related assets and $1 million in severance and termination costs. Operations ceased on July 16, 2010.

On March 16, 2010, the Company announced that it would permanently close its coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected 219 employees. The Company recorded a $9 million write-down for the related fixed assets. In addition, for the three and nine months ended September 30, 2010, the Company recorded nil and $8 million, respectively, of severance and termination costs, nil and $8 million, respectively, of inventory obsolescence and $2 million recovery and nil, respectively, of other costs. Operations ceased in April 2010.

For the three and nine months ended September 30, 2010, the Company also incurred other costs related to previous closures which included $1 million and $2 million, respectively, of severance and termination costs and $1 million and $5 million, respectively, of other costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING LIABILITY (CONTINUED)

The following tables provide the components of closure and restructuring costs by segment:

	00	00
	For the three months ended September 30, 2011	For the three months ended September 30, 2010
	Pulp and Paper	Pulp and Paper
	$	$
Severance and termination costs	1	1
Inventory obsolescence (1)	(1)	1
Other	1	(1)

Closure and restructuring costs	1	1

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
	Pulp and Paper	Pulp and Paper
	$	$
Severance and termination costs	8	12
Inventory obsolescence (1)	1	9
Other	5	5

Closure and restructuring costs	14	26

(1)	Inventory obsolescence primarily relates to the write-down of operating and maintenance supplies classified as Inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

September 30, 2011
$
Balance at December 31, 2010	17
Additions	8
Severance payments	(9)
Change in estimates	—
Other	—
Effect of foreign currency exchange rate change	—

Balance at September 30, 2011	16

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the nine months ended
COMPREHENSIVE INCOME	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	$	$	$	$
Net earnings	117	191	304	280
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges:
Net gain (loss) arising during the three and nine month periods, net of tax of $7 and $5, respectively (2010 - $2 and $5, respectively)	(17)	1	(12)	(10)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $1 and nil, respectively (2010 - $ (2) and $(4), respectively)	(1)	—	(3)	(10)
Foreign currency translation adjustments	(89)	28	(56)	22
Change in unrecognized gains (losses) and prior cost related to pension and post-retirement benefit plans, net of tax of nil and $(5), respectively (2010 - $3 and $(2), respectively)	—	(8)	16	(50)

Comprehensive income	10	212	249	232

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. LONG-TERM DEBT

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

The Credit Agreement contains customary covenants for transactions of this type, including the following financial covenants: (i) an interest coverage ratio (as defined under the Credit Agreement) that must be maintained at a level of not less than 3.0 to 1 and (ii) a leverage ratio (as defined under the Credit Agreement) that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2011, the Company was in compliance with its covenants and no amounts were borrowed (December 31, 2010 – nil). At September 30, 2011, the Company had outstanding letters of credit amounting to $57 million under this credit facility (December 31, 2010 – $50 million).

All borrowings under the Credit Agreement are unsecured. Certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Credit Agreement, and certain Canadian subsidiaries of the Company unconditionally guarantee any obligations of Domtar Inc., the Canadian subsidiary borrower, under the Credit Agreement.

During the third quarter of 2011, the Company repurchased $15 million of its 10.75% debt and recorded a $4 million loss on repurchase of this debt.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SHAREHOLDERS’ EQUITY

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

On August 3, 2011, the Company’s Board of Directors approved a quarterly dividend of $0.35 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., the total dividends of approximately $13 million were paid on October 17, 2011 to shareholders of record on September 15, 2011.

On November 2, 2011, the Company’s Board of Directors approved a quarterly dividend of $0.35 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., on January 17, 2012 to shareholders of record on December 15, 2011.

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

During 2010 and the first three quarters of 2011, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SHAREHOLDER’S EQUITY (CONTINUED)

During 2011, the Company repurchased 4,987,795 shares at an average price of $85.44 per share for a total cost of $426 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. Of the $426 million shares repurchased, $11 million was payable at September 30, 2011.

During 2010, the Company repurchased 738,047 shares at an average price of $59.96 per share for a total cost of $44 million. Also, the Company entered into structured stock repurchase agreements that did not result in the repurchase of shares but resulted in net gains of $2 million which are recorded as a component of Shareholders’ equity.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The appeal hearing scheduled for January 2011 was cancelled and no alternative date has been scheduled as of yet. The relevant government authorities selected a remediation plan on July 15, 2011. This plan selection has no impact on the on-going appeal. The Company has recorded an environmental reserve to address estimated exposure.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

September 30, 2011
$
Balance at December 31, 2010	107
Additions	4
Sale of businesses and closed facility	(11)
Environmental spending	(10)
Accretion	2
Effect of foreign currency exchange rate change	(2)

Balance at September 30, 2011	90

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At September 30, 2011, the Company had a provision of $90 million for environmental matters and other asset retirement obligations (December 31, 2010 – $107 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In the United States, Congress has considered legislation to reduce emissions of GHGs, although it appears unlikely that any legislation will be actively considered again until after the 2012 elections. Several states already are regulating GHG emissions by public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) is scheduled later in 2011 to propose regulations regulating GHGs pursuant to the Clean Air Act. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG containment and reduction programs or to pay taxes or other fees with respect to any failure to achieve the mandated results. This, in turn, will increase the Company’s operating costs, which, to the extent passed through to customers, could reduce demand for the Company’s products. However, the Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

The province of Quebec is expected to initiate, as part of its commitment to the Western Climate Initiative (“WCI”), a GHG cap-and-trade system by January 1, 2012. Reduction targets for Quebec are expected to be promulgated later in 2012, to be effective January 1, 2013. There are presently no federal or provincial legislation on regulatory obligations to reduce GHGs for the Company’s pulp and paper operations elsewhere in Canada.

While it is likely that there will be increased regulation relating to GHG emissions, at this stage it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations. The impact could, however, be material.

Industrial Boiler Maximum Achievable Controlled Technology Standard

The EPA has proposed several standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are referred to as “Boiler MACT.” The EPA issued a final rule in February 2011. The EPA stayed the effectiveness of this rule, however, in order to allow it to carry out a detailed review of certain of its provisions, thus making uncertain what actions the agency will take with those portions of the rule under review. Most recently, the EPA has stated that its review will be complete in the fourth quarter 2011 and that the Boiler MACT will be effective by April 2012. compliance with Boiler MACT will be required immediately for “new” sources and three years after effectiveness for existing sources, although such timing could be changed as the final rule may be altered as a result of the review. In addition, legislation has been introduced in Congress that could modify or delay the Boiler MACT, although its passage is uncertain. It is apparent that owners and operators of boilers and process heaters will be required to address multiple emission standards in order to comply with the final rule. Until the final rule is promulgated, it is not possible to accurately determine what containment or reduction programs will be required or to accurately estimate cost of compliance. While compliance may have significant impact on the Company’s results of operations, financial position or cash flows, the Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2011, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union claimed that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held in February 2010, and the arbitrator ruled in favor of the Company on August 24, 2010. As a result of the sale of the Prince Albert facility to Paper Excellence in May 2011, the union agreed to release any claims for judicial review it may have against the Company in relation to the grievance.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $116 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $106 million (CDN$110 million).

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $106 million (CDN$110 million) as a result of the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. on March 7, 2007, (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $106 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgment which the Company expects to be resolved by the Court in due course. No provision is recorded for this potential purchase price adjustment.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2011, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SEGMENT DISCLOSURES

Following the sale of the Wood business on June 30, 2010, the Company’s reporting segments correspond to the following business activities: Pulp and Paper and Distribution.

On September 1, 2011, the Company purchased Attends Healthcare products Inc. As a result, an additional segment, Personal Care, has been added to the existing reportable segments.

Prior to June 30, 2010, the Company operated in three reportable segments: Pulp and Paper (formerly known as Papers), Distribution (formerly known as Paper Merchants) and Wood.

Each reportable segment offers different products and services and requires different technology and marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•

Pulp and Paper – represents the aggregation of the manufacturing and distribution of business, commercial printing and publishing, and converting and specialty papers, as well as market softwood, fluff and hardwood pulp.

•

Distribution – involves the purchasing, warehousing, sale and distribution of various products made by the Company and by other manufacturers. These products include business and printing papers and certain industrial products.

•	Personal Care – involves the manufacturing and distribution of adult incontinence products.

•	Wood – comprises the manufacturing and marketing of lumber and wood-based value-added products and the management of forest resources.

The Company evaluates performance based on operating income, which represents sales, reflecting transfer prices between segments at fair value, less allocable expenses before interest expense and income taxes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2011	2010	2011	2010
	$	$	$	$
Sales
Pulp and Paper	1,246	1,296	3,776	3,858
Distribution	197	233	604	658
Personal Care	17	—	17	—
Wood	—	—	—	150

Total for reportable segments	1,460	1,529	4,397	4,666
Intersegment sales – Pulp and Paper	(43)	(56)	(154)	(178)
Intersegment sales – Wood	—	—	—	(11)

Consolidated sales	1,417	1,473	4,243	4,477

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	91	96	277	287
Distribution	1	1	3	3
Personal Care	1	—	1	—
Wood	—	—	—	10

Total for reportable segments	93	97	281	300
Impairment and write-down of property, plant and equipment – Pulp and Paper	8	14	73	50

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	101	111	354	350

Operating income (loss)
Pulp and Paper (a)	189	237	489	506
Distribution	(1)	—	—	—
Personal Care	—	—	—	—
Wood (b)	—	—	—	(54)
Corporate	(1)	(1)	4	(4)

Consolidated operating income	187	236	493	448
Interest expense, net	25	24	67	126

Earnings before income taxes	162	212	426	322
Income tax expense	45	21	122	42

Net earnings	117	191	304	280

(a)

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. The Company submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that its registration had been accepted in March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills. Although the credit ended at the end of 2009, in 2010, the Company recorded $25 million of such credits in Other operating income on the Consolidated Statement of Earnings. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income in the first quarter of 2010, following guidance issued by the IRS in March 2010.

(b)

On June 30, 2010, the Company sold its Wood business to EACOM Timber Corporation. The sale resulted in a loss on disposal of the Wood business and related pension curtailments and settlements of $50 million in the second quarter of 2010.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries Inc. (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings LLC, Domtar A.W., LLC (and subsidiary), Domtar AI Inc., and Attends Healthcare Inc., all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company LLC’s own 100% owned subsidiaries; including Domtar Delaware Holdings Inc. and Domtar Inc., (collectively the “Non-Guarantor Subsidiaries”).

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2011 and December 31, 2010 and the Statements of Earnings, and Cash Flows for the nine months ended September 30, 2011 and September 30, 2010 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method. The 2010 comparative figures have been retrospectively adjusted to reflect the fact that Domtar Delaware Investments Inc. and Domtar Delaware Holdings LLC both became Guarantor subsidiaries in June 2011.

	For the three months ended September 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,196	463	(242)	1,417
Operating expenses
Cost of sales, excluding depreciation and amortization	—	940	357	(242)	1,055
Depreciation and amortization	—	68	25	—	93
Selling, general and administrative	5	77	(7)	—	75
Impairment and write-down of property, plant and equipment	—	8	—	—	8
Closure and restructuring costs	—	1	—	—	1
Other operating income, net	—	(1)	(1)	—	(2)

	5	1,093	374	(242)	1,230

Operating income (loss)	(5)	103	89	—	187
Interest expense (income), net	28	4	(7)	—	25

Earnings (loss) before income taxes	(33)	99	96	—	162
Income tax expense (benefit)	(10)	26	29	—	45
Share in earnings of equity accounted investees	140	67	—	(207)	—

Net earnings	117	140	67	(207)	117

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,550	1,397	(704)	4,243
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,752	1,084	(704)	3,132
Depreciation and amortization	—	204	77	—	281
Selling, general and administrative	22	249	(18)	—	253
Impairment and write-down of property, plant and equipment	—	73	—	—	73
Closure and restructuring costs	—	11	3	—	14
Other operating loss (income), net	—	(11)	8	—	(3)

	22	3,278	1,154	(704)	3,750

Operating income (loss)	(22)	272	243	—	493
Interest expense (income), net	75	10	(18)	—	67

Earnings (loss) before income taxes	(97)	262	261	—	426
Income tax expense (benefit)	(29)	72	79	—	122
Share in earnings of equity accounted investees	372	182	—	(554)	—

Net earnings	304	372	182	(554)	304

	For the three months ended September 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,255	462	(244)	1,473
Operating expenses
Cost of sales, excluding depreciation and amortization	—	957	335	(244)	1,048
Depreciation and amortization	—	72	25	—	97
Selling, general and administrative	9	100	(18)	—	91
Impairment and write-down of property, plant and equipment	—	14	—	—	14
Closure and restructuring costs	—	(1)	2	—	1
Other operating loss (income), net	7	2	(23)	—	(14)

	16	1,144	321	(244)	1,237

Operating income (loss)	(16)	111	141	—	236
Interest expense (income), net	24	3	(3)	—	24

Earnings (loss) before income taxes	(40)	108	144	—	212
Income tax expense (benefit)	(4)	24	1	—	21
Share in earnings of equity accounted investees	227	143	—	(370)	—

Net earnings	191	227	143	(370)	191

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	For the nine months ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,689	1,486	(698)	4,477
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,905	1,190	(698)	3,397
Depreciation and amortization	—	217	83	—	300
Selling, general and administrative	19	203	22	—	244
Impairment and write-down of property, plant and equipment	—	50	—	—	50
Closure and restructuring costs	—	20	6	—	26
Other operating loss (income), net	7	(10)	15	—	12

	26	3,385	1,316	(698)	4,029

Operating income (loss)	(26)	304	170	—	448
Interest expense (income), net	124	9	(7)	—	126

Earnings (loss) before income taxes	(150)	295	177	—	322
Income tax expense (benefit)	(30)	69	3	—	42
Share in earnings of equity accounted investees	400	174	—	(574)	—

Net earnings	280	400	174	(574)	280

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2011
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	142	6	313	—	461
Receivables	—	499	180	—	679
Inventories	—	462	168	—	630
Prepaid expenses	6	7	11	—	24
Income and other taxes receivable	164	—	27	(140)	51
Intercompany accounts	323	3,141	142	(3,606)	—
Deferred income taxes	1	94	20	—	115

Total current assets	636	4,209	861	(3,746)	1,960
Property, plant and equipment, at cost	—	5,594	2,830	—	8,424
Accumulated depreciation	—	(3,231)	(1,703)	—	(4,934)

Net property, plant and equipment	—	2,363	1,127	—	3,490
Goodwill	—	163	—	—	163
Intangible assets, net of amortization	—	163	42	—	205
Investments in affiliates	6,786	1,895	1	(8,682)	—
Intercompany long-term advances	6	80	431	(517)	—
Other assets	51	—	304	(153)	202

Total assets	7,479	8,873	2,766	(13,098)	6,020

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	14	3	—	17
Trade and other payables	48	375	330	—	753
Intercompany accounts	3,227	350	29	(3,606)	—
Income and other taxes payable	—	162	7	(140)	29
Long-term debt due within one year	—	4	1	—	5

Total current liabilities	3,275	905	370	(3,746)	804
Long-term debt	789	37	11	—	837
Intercompany long-term loans	432	85	—	(517)	—
Deferred income taxes and other	—	1,113	92	(153)	1,052
Other liabilities and deferred credits	37	58	233	—	328
Shareholders’ equity	2,946	6,675	2,060	(8,682)	2,999

Total liabilities and shareholders’ equity	7,479	8,873	2,766	(13,098)	6,020

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	304	372	182	(554)	304
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings	(36)	(232)	121	554	407

Cash flows provided from operating activities	268	140	303	—	711

Investing activities
Additions to property, plant and equipment	—	(46)	(18)	—	(64)
Proceeds from disposals of property, plant and equipment	—	16	18	—	34
Proceeds from sale of business	—	10	—	—	10
Acquisition of business, net of cash acquired	—	(288)	—	—	(288)

Cash flows used for investing activities	—	(308)	—	—	(308)

Financing activities
Dividend payments	(36)	—	—	—	(36)
Net change in bank indebtedness	—	(6)	(1)	—	(7)
Repayment of long-term debt	(16)	(1)	—	—	(17)
Premium paid on debt repurchases	(7)	—	—	—	(7)
Stock repurchase	(415)	—	—	—	(415)
Increase in long-term advances to related parties	—	—	(158)	158	—
Decrease in long-term advances to related parties	27	131	—	(158)	—
Other	10	—	—	—	10

Cash flows provided from (used for) financing activities	(437)	124	(159)	—	(472)

Net increase (decrease) in cash and cash equivalents	(169)	(44)	144	—	(69)
Cash and cash equivalents at beginning of period	311	50	169	—	530

Cash and cash equivalents at end of period	142	6	313	—	461

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	280	400	174	(574)	280
Changes in operating and intercompany assets and liabilities and non cash items, included in net earnings	785	(319)	(320)	574	720

Cash flows provided from (used for) operating activities	1,065	81	(146)	—	1,000

Investing activities
Additions to property, plant and equipment	—	(101)	(11)	—	(112)
Proceeds from disposals of property, plant and equipment	—	6	20	—	26
Proceeds from sale of businesses	—	44	117	—	161

Cash flows provided from (used for) investing activities	—	(51)	126	—	75

Financing activities
Dividend payments	(11)	—	—	—	(11)
Net change in bank indebtedness	—	(4)	(12)	—	(16)
Repayment of long-term debt	(761)	(2)	—	—	(763)
Borrowings under accounts receivable securitization program	—	—	20	—	20
Premium paid on debt repurchases	(26)	—	—	—	(26)
Stock repurchase	(44)	—	—	—	(44)
Prepaid on structured stock repurchase, net	(19)	—	—	—	(19)
Increase in long-term advances to related parties	(5)	(56)	—	61	—
Decrease in long-term advances to related parties	—	—	61	(61)	—
Other	(3)	—	—	—	(3)

Cash flows provided from (used for) financing activities	(869)	(62)	69	—	(862)

Net increase (decrease) in cash and cash equivalents	196	(32)	49	—	213
Cash and cash equivalents at beginning of period	237	83	4	—	324

Cash and cash equivalents at end of period	433	51	53	—	537

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings, and shipment volume are based on the three-month and nine-month periods ended September 30, 2011 as compared to the three-month period ended June 30, 2011 and the three-month and nine-month periods ended September 30, 2010. The three-month and nine-month periods ended September 30, 2011 and 2010 are also referred to as the third quarter of 2011 and 2010 and the first nine months of 2011 and 2010, respectively, and the three-month period ended June 30, 2011 as the second quarter of 2011.

EXECUTIVE SUMMARY

In the third quarter of 2011, we reported operating income of $187 million, an increase of $92 million compared to operating income of $95 million in the second quarter of 2011. This increase was mainly attributable to a reduction in impairment and write-down of property, plant and equipment of $54 million ($8 million in the third quarter of 2011 compared to $62 million in the second quarter of 2011). The results for our third quarter of 2011 were also impacted by lower costs relating to our variable compensation program ($15 million) and gains on disposal of assets versus a charge in the second quarter ($10 million).

Our paper shipments are expected to decline in the fourth quarter of 2011 when compared to the third quarter of 2011 due to seasonal factors, while the cyclical downturn in global pulp markets is expected to lead to further declines in average selling prices for market pulp. Our fourth quarter results will benefit from the inclusion of the financial results of Attends Healthcare, Inc. (“Attends”) for a full quarter. See “Recent Development” below.

Restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

On March 29, 2011, we announced that no later than July 1, 2011, we would permanently shut down one paper machine at our Ashdown, Arkansas pulp and paper mill. We subsequently postponed the shut down of the paper machine until August 1, 2011. The closure resulted in an aggregate pre-tax charge to earnings of approximately $76 million, which includes $74 million in non-cash charges relating to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts and $2 million related to other costs. Of the estimated total pre-tax charge of approximately $76 million, $7 million was recognized in the first quarter of 2011, $62 million in the second quarter of 2011 and $7 million in the third quarter of 2011. This closure reduced Domtar’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons and the mill’s workforce by approximately 110 employees.

On February 1, 2011, we announced the closure of our Langhorne, Pennsylvania forms converting center. The closure resulted in a charge to earnings of $4 million for severance and termination costs. The closure affected 48 employees.

RECENT DEVELOPMENT

On September 1, 2011, we announced the completion of the acquisition of Attends Healthcare, Inc. from KPS Capital Partners, L.P., pursuant to a definitive agreement entered into on August 12, 2011. We acquired all of the outstanding shares of capital stock of Attends for $288 million in cash, including working capital, net of acquired cash of $12 million, subject to post-closing adjustments. Attends produces a complete line of incontinence care products and distributes washcloths marketed primarily under the Attends® brand name. The company has a wide product offering encompassing over 170 items and it serves a diversified customer base in multiple channels throughout the United States and Canada. Attends has approximately 330 employees and the facility is located in Greenville, North Carolina. The acquired business is presented under a new reporting segment, “Personal Care.”

OUR BUSINESS

Information relating to our Business is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There has not been any material change in our business since December 31, 2010, except for the completion of the acquisition of Attends on September 1, 2011. The acquired business is presented under a new reporting segment, “Personal Care.”

General

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America and the second largest in the world based on production capacity. We are also a manufacturer of papergrade, fluff and specialty pulp. We design, manufacture, market and distribute a wide range of paper products for a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We also produce a complete line of incontinence care products and distribute washcloths, marketed primarily under the Attends® brand name. We own and operate Ariva Distribution Inc. (previously Ris Paper Company, Inc.), an extensive network of strategically located paper distribution facilities. We also produced lumber and other specialty and industrial wood products until the sale of our Wood business on June 30, 2010.

Our business segments

As of September 1, 2011, following the completion of the acquisition of Attends, we operate in the three reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of our reportable segments:

•

Pulp and Paper (previously named “Papers”) – represents the aggregation of the manufacturing and distribution of business, commercial printing and publishing, and converting and specialty papers, as well as market softwood, fluff and hardwood pulp.

•

Distribution (previously named “Paper Merchants”) – involves the purchasing, warehousing, sale and distribution of our paper products and those of other paper manufacturers. These products include business and printing papers and certain industrial products.

•

Personal Care – represents the aggregation of the manufacturing and distribution of a complete line of adult incontinence products. These products include briefs, protective underwear, underpads, pads and washcloths.

On June 30, 2010, we exited our Wood business, which comprised the manufacturing and marketing of lumber and other specialty and industrial wood products and the management of forest resources.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the third quarter of 2011 and 2010 and first nine months of 2011 and 2010.

	Three months ended		Nine month ended
FINANCIAL HIGHLIGHTS	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(In millions of dollars, unless otherwise noted)
Sales	$1,417	$1,473	$4,243	$4,477

Operating income	187	236	493	448

Net earnings	117	191	304	280

Net earnings per common share (in dollars)[1]:
Basic	2.96	4.47	7.43	6.53
Diluted	2.95	4.44	7.38	6.48

Operating income (loss) per segment:
Pulp and Paper	$189	$237	$489	$506
Distribution	(1)	—	—	—
Personal Care	—	—	—	—
Wood	—	—	—	(54)
Corporate	(1)	(1)	4	(4)

Total	$187	$236	$493	$448

	$0,000	$0,000	$0,000	$0,000

			At September 30, 2011	At December 31, 2010
Total assets			$6,020	$6,026
Total long-term debt, including current portion			$842	$827

[1]	Refer to Note 5 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

THIRD QUARTER 2011 VERSUS

THIRD QUARTER 2010

Sales

Sales for the third quarter of 2011 amounted to $1,417 million, a decrease of $56 million, or 4%, from sales of $1,473 million in the third quarter of 2010. This decrease in sales was mainly attributable to lower shipments for pulp ($43 million) mainly due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. Deliveries of the Distribution segment decreased by $44 million. These factors were partially offset by the increase in sales due to the acquisition of Attends of $17 million, since the date of acquisition.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,055 million in the third quarter of 2011, an increase of $7 million, or 1%, compared to cost of sales, excluding depreciation and amortization, of $1,048 million in the third quarter of 2010. This increase is due to higher costs for chemicals ($15 million) and freight ($11 million), the acquisition of Attends ($15 million) and the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($12 million). These factors were partially offset by lower shipments of pulp ($18 million) mainly due to the sale of our hardwood market pulp in Woodland, Maine in the third quarter of 2010, as well as lower costs for energy ($8 million), maintenance ($8 million) and fiber ($3 million).

Depreciation and Amortization

Depreciation and amortization amounted to $93 million in the third quarter of 2011, a decrease of $4 million, or 4%, compared to depreciation and amortization of $97 million in the third quarter of 2010. This decrease was mainly due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010 as well as the closure of a paper machine at our Ashdown, Arkansas pulp and paper mill in the third quarter of 2011.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses amounted to $75 million in the third quarter of 2011, a decrease of $16 million, or 18%, compared to SG&A expenses of $91 million in the third quarter of 2010. The decrease in SG&A is primarily due to lower costs related to our variable compensation program of $20 million in the third quarter of 2011 when compared to 2010. This decrease was partially offset by a general increase in corporate expenditures.

Other Operating Income

Other operating income amounted to $2 million in the third quarter of 2011, a decrease of $12 million compared to other operating income of $14 million in the third quarter of 2010. This decrease is primarily due to gain on sale of the Woodland, Maine pulp mill of $10 million, other gains on sale of assets of $4 million recorded in the third quarter of 2010 which were not recurrent and the gain on sale of assets at the Langhorne and Columbus facilities, offset by an increase in the environmental provision of $3 million in the third quarter of 2011 on non-operating properties.

Operating Income

Operating income in the third quarter of 2011 amounted to $187 million, a decrease of $49 million compared to operating income of $236 million in the third quarter of 2010. This decrease is primarily due to the factors mentioned above, partially offset by lower impairment and write-down of property, plant and equipment ($6 million), refer to Item 1, Financial Statements and Supplementary Data, Note 11, of this Quarterly Report on Form 10 Q.

Interest Expense

We incurred $25 million of interest expense in the third quarter of 2011, an increase of $1 million compared to interest expense of $24 million in the third quarter of 2010. The increase in interest expense is primarily related to the premium paid for market repurchases of a portion of our outstanding 10.75% Notes in the third quarter of 2011 offset by lower interest resulting from the repayment of our term loan in the third quarter of 2010 as well as the repayment of all of our outstanding 7.875% Notes in the fourth quarter of 2010.

Income Taxes

For the third quarter of 2011, our income tax expense amounted to $45 million, which is comprised of $19 million of current tax expense and $26 million of deferred tax expense, compared to a tax expense of $21 million in the third quarter of 2010, which was comprised of current tax expense of $17 million and a deferred tax expense of $4 million. We made income tax payments of $17 million during the third quarter of 2011. In the third quarter of 2011 our effective tax rate was 28% compared to an effective tax rate of 10% in the third quarter of 2010. The effective tax rate for the third quarter of 2011 is affected by the mix of earnings between jurisdictions and the recognition of specific tax benefits pertaining to prior tax years that were previously unrecognized for which the statute of limitations has expired in the quarter, partially offset by accrued interest on uncertain tax positions. The effective tax rate for the third quarter of 2010 was affected by a change in the forecasted earnings by jurisdiction as well as the utilization of Canadian tax attributes that had a valuation allowance recorded against prior in 2010.

Net Earnings

Net earnings amounted to $117 million ($2.95 per common share on a diluted basis) in the third quarter of 2011, a decrease of $74 million compared to $191 million ($4.44 per common share on a diluted basis) in the third quarter of 2010 due to the factors mentioned above.

FIRST NINE MONTHS 2011 VERSUS

FIRST NINE MONTHS 2010

Sales

Sales for the first nine months of 2011 amounted to $4,243 million, a decrease of $234 million, or 5%, from sales of $4,477 million in the first nine months of 2010. This decrease in sales was mainly attributable to the sale of our Wood business in the second quarter of 2010 ($139 million) as well as lower shipments for paper and pulp ($170 million) and our Distribution segment ($83 million) due to the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010, the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010 and the sale of a business unit at the end of the first quarter of 2011. These factors were partially offset by higher average selling prices for paper and pulp ($112 million) and the increase in sales due to the acquisition of Attends of $17 million, since the date of acquisition.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $3,132 million in the first nine months of 2011, a decrease of $265 million, or 8%, compared to cost of sales, excluding depreciation and amortization, of $3,397 million in the first nine months of 2010. This decrease was mainly attributable to the sale of our Wood business in the second quarter of 2010 ($129 million), as well as to lower shipments for paper and pulp ($96 million), primarily due to the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010 and the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. This decrease was also attributable to lower shipments in our Distribution segment ($78 million), lower costs for maintenance ($36 million), fiber ($26 million) and energy ($29 million). These factors were partially offset by higher costs for chemicals ($46 million), freight ($27 million), the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($42 million) and the increase in cost of sales due to the acquisition of Attends of $15 million, since the date of acquisition.

Depreciation and Amortization

Depreciation and amortization amounted to $281 million in the first nine months of 2011, a decrease of $19 million, or 6%, compared to depreciation and amortization of $300 million in the first nine months of 2010. This decrease was mainly due to the sale of our Wood business in the second quarter of 2010, the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010 as well as the closure of a paper machine at our Ashdown, Arkansas pulp and paper mill in the third quarter of 2011.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses amounted to $253 million in the first nine months of 2011, an increase of $9 million, or 4%, compared to SG&A expenses of $244 million in the first nine months of 2010. The increase in SG&A is primarily due a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans in the first nine months of 2010 and an overall increase in corporate expenditures offset by lower costs related to our variable compensation program of $6 million in the first nine months of 2011 when compared to 2010.

Other Operating Income (Loss)

Other operating income amounted to $3 million in the first nine months of 2011, an increase of $15 million compared to other operating loss of $12 million in the first nine months of 2010. This increase is primarily due to the loss on sale of our Wood business of $50 million recorded in the second quarter of 2010 partially offset by a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $25 million recorded in the first quarter of 2010, and the gain on sale of the Woodland, Maine mill of $10 million in the third quarter of 2010.

Operating Income

Operating income in the first nine months of 2011 amounted to $493 million, an increase of $45 million compared to operating income of $448 million in the first nine months of 2010. This increase is primarily due to the factors mentioned above as well as due to lower closure and restructuring costs ($12 million), partially offset by higher impairment and write-down of property, plant and equipment ($23 million). For more detail on impairment and write-down of property, plant and equipment, refer to Item I, Financial Statements and Supplementary Data, Note 11, of this Quarterly Report on Form 10-Q.

Interest Expense

We incurred $67 million of interest expense in the first nine months of 2011, a decrease of $59 million compared to interest expense of $126 million in the first nine months of 2010. The decrease in interest expense is primarily related to a charge of $40 million incurred on the repurchase of our outstanding 5.375% and 7.125% Notes in the second quarter of 2010, which included tender premiums of $26 million and a loss on the reversal of a fair value decrement of $14 million, compared to the premium of $4 million paid in the third quarter of 2011 on the partial repurchase of our outstanding 10.75% Notes, as well as a lower long-term average debt balance outstanding in the first nine months of 2011 compared to the first nine months of 2010.

Income Taxes

For the first nine months of 2011, our income tax expense amounted to $122 million, which is comprised of current tax expense of $66 million and deferred tax expense of $56 million, compared to an income tax expense of $42 million in the first nine months of 2010, comprised of current tax expense of $35 million and deferred tax expense of $7 million. We made income tax payments of $42 million during the first nine months of 2011. In the first nine months of 2011, our effective tax rate is 29% compared to 13% in the first nine months of 2010. The effective tax rate for the first nine months of 2011 is impacted by the mix of earnings between jurisdictions. The effective tax rate for the first nine months of 2010 was affected by a change in the forecasted earnings by jurisdiction as well as the utilization of Canadian tax attributes that had a valuation allowance recorded against prior to 2010.

Net Earnings

Net earnings amounted to $304 million ($7.38 per common share on a diluted basis) in the first nine months of 2011, an increase of $24 million compared to $280 million ($6.48 per common share on a diluted basis) in the first nine months of 2010 due to the factors mentioned above.

PULP AND PAPER

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,246	$1,296	$3,776	$3,858
Intersegment sales	(43)	(56)	(154)	(178)

	$1,203	$1,240	$3,622	$3,680
Operating income	$189	$237	$489	$506
Shipments
Paper (in thousands of ST)	889	896	2,703	2,747
Pulp (in thousands of ADMT)	358	412	1,094	1,286

Sales and Operating Income

Sales

Sales in our Pulp and Paper segment amounted to $1,203 million in the third quarter of 2011, a decrease of $37 million, or 3%, compared to sales of $1,240 million in the third quarter of 2010. The decrease in sales is attributable to lower shipment for pulp and paper of approximately 5% primarily due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. These factors were partially offset by higher average selling prices for paper.

For the first nine months of 2011, sales in our Pulp and Paper segment decreased by $58 million, or 2%, compared to the first nine months of 2010. The decrease in sales is mainly due to the factors mentioned above as well as the impact of the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010. These factors were partially offset by higher average selling prices for paper and pulp.

Operating Income

Operating income in our Pulp and Paper segment amounted to $189 million in the third quarter of 2011, a decrease of $48 million, when compared to $237 million in the third quarter of 2010. The decrease is mostly attributable to lower shipments for pulp and paper, primarily due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010, higher costs for chemicals and freight, as well as the unfavorable impact of a stronger Canadian dollar. These factors were partially offset by higher average selling prices for paper, lower maintenance costs as well as lower costs for fiber and energy.

For the first nine months of 2011, operating income in our Pulp and Paper segment decreased by $17 million, or 3%, compared to the first nine months of 2010. The decrease is mostly attributable to lower shipments for pulp and paper, mainly due to the factors mentioned above, higher costs for chemicals and freight, the unfavorable impact of a stronger Canadian dollar as well as the alternative fuel mixture credits recorded in the first quarter of 2010. These factors were partially offset by higher average selling prices for paper and pulp and lower costs for fiber, energy and maintenance.

Pricing Environment

Our average paper sales prices were higher by $2/ton in the third quarter of 2011 compared to the third quarter of 2010. For the first nine months of 2011, our average paper sales prices were higher by $23/ton, or 2% in the first nine months of 2011 compared to the first nine months of 2010.

Our average pulp sales prices increased by $5/metric ton, or 1%, in the third quarter of 2011 compared to the third quarter of 2010. For the first nine months of 2011, our average pulp sales prices were higher by $48/metric ton, or 6%, in the first nine months of 2011 compared to the first nine months of 2010.

Operations

Shipments

Our paper shipments decreased by 7,000 tons, or 1%, in the third quarter of 2011 compared to the third quarter of 2010. For the first nine months of 2011, our paper shipments decreased by 44,000 tons when compared to the first nine months of 2010. The decrease in the first nine months of 2011 when compared to the first nine months of 2010 is almost entirely due to the closure of our coated groundwood paper mill in Columbus, Mississippi in the second quarter of 2010.

Our pulp trade shipments decreased by 54,000 metric tons, or 13%, in the third quarter of 2011 compared to the third quarter of 2010, primarily due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. Excluding shipments from our Woodland, Maine mill, our pulp trade shipments increased by 33,000 metric tons, or 10%, which resulted from an increase in market demand. For the first nine months of 2011, our pulp trade shipments decreased by 192,000 metric tons, or 15%, when compared to the first nine months of 2010. Excluding shipments from our Woodland, Maine mill, our pulp trade shipments increased by 103,000 metric tons, or 10%, when compared to the first nine months of 2010, which were impacted by the factors mentioned above.

Labor

We have an umbrella agreement with the United Steelworkers Union (“USW”), expiring in 2012, affecting approximately 4,000 employees at our U.S. locations. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years. The USW and Domtar are currently negotiating a new umbrella agreement to create a new term beyond 2012.

In Canada, the agreement that expired in 2010 at our Windsor facility in Quebec, Canada, is currently under negotiation with the Confederation of National Trade Unions (“CNTU”). At the Espanola Mill facility, agreements have been reached with the Communication, Energy and Paperworkers Union of Canada (“CEP”) locals 74 and 156. Negotiations with the International Brotherhood of Electrical Workers (“IBEW”) at Espanola are scheduled to begin October 31, 2011. Agreements that expired in 2009 at our Dryden facilities in Canada are scheduled for negotiation with the CEP starting November 20, 2011. These Canadian collective agreements are unrelated to the umbrella agreement with the USW covering our U.S. locations.

We are currently reviewing our strategy and participation in our current multiemployer pension plans, and are assessing the possibility of withdrawing completely from some plans. These withdrawals would normally result in a withdrawal liability and a charge to earnings to be recorded by us, when determined to be probable. The measurement of these liabilities is based on the plan administrator’s allocation methodologies and assumptions.

Although not considered probable, and as such not recorded in the results for the period ended September 30, 2011, the withdrawal liability related to these plans is estimated to be approximately $27 million based on management’s best estimate and subject to the final assessment of the plan administrator.

Closure and Restructuring

On March 29, 2011, we announced that no later than July 1, 2011, we would permanently shut down one paper machine at our Ashdown, Arkansas pulp and paper mill. We subsequently postponed the shut down of the paper machine until August 1, 2011. The closure resulted in an aggregate pre-tax charge to earnings of approximately $76 million, which includes $74 million in non-cash charges relating to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts and $2 million related to other costs. Of the estimated total pre-tax charge of approximately $76 million, $7 million was recognized in the first quarter of 2011, $62 million in the second quarter of 2011 and $7 million in the third quarter of 2011. This closure reduced our annual uncoated freesheet paper production capacity by approximately 125,000 short tons and the mill’s workforce by approximately 110 employees.

On February 1, 2011, we announced the closure of our Langhorne, Pennsylvania forms converting center. The closure resulted in a charge to earnings of $4 million for severance and termination costs. The closure affected approximately 48 employees.

In the third quarter of 2011, we incurred $9 million of closure and restructuring costs compared to $15 million in the third quarter of 2010, including the impairment and write-down of property, plant and equipment of $8 million, compared to $14 million in the third quarter of 2010. For the first nine months of 2011, we incurred $87 million of closure and restructuring costs, including the impairment and write-down of property, plant and equipment of $73 million, compared to $76 million in the first nine months of 2010, including the impairment and write-down of property, plant and equipment of $50 million. For more details on the closure and restructuring costs, refer to Item 1, Financial Statements and Supplementary Data, Note 11, of this Quarterly Report on Form 10-Q.

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

Eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. Although amounts will not be received until qualifying capital expenditures have been made, we have been allocated $138 million (CDN$143 million) through this Green Transformation Program, of which $138 million (CDN$143 million) has been approved to date. The funds are to be spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received will be accounted for as an offset to the applicable plant and equipment asset amount. As of September 30, 2011, we have received $117 million (CDN$122 million) mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills.

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

In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we were successfully registered. On October 15, 2010 the IRS Office of Chief Counsel released an Advice Memorandum concluding that the Alternative Fuel Mixture Credit (“AFMC”) and CBPC could be claimed in the same year for different volumes of black liquor. In November 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million. As of December 31, 2010, approximately $170 million of this credit remained to offset future U.S. federal income tax liability. We expect to utilize a significant portion of this credit during 2011 to offset 75% of otherwise required federal income tax installments.

Alternative Fuel Mixture Credit (“AFMC”)

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. The amounts for the refundable credits are based on the volume of alternative bio fuel mixtures produced and burned during that period. We received a refund of $508 million, net of federal income tax offsets. There has been no change in the Company’s status with respect to the AFMC previously claimed but we continue to assess the possibility of converting these credits into additional cellulosic biofuel producer credits. Any such conversion would require the repayment of any AFMC refund previously received, along with interest, in exchange for a credit to be used against future federal income tax.

DISTRIBUTION

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(In millions of dollars)
Sales	$197	$233	$604	$658
Operating loss	(1)	—	—	—

Sales and Operating Loss

Sales

Sales in our Distribution segment amounted to $197 million in the third quarter of 2011, a decrease of $36 million, or 15%, compared to sales of $233 million in the third quarter of 2010. This decrease in sales was mostly attributable to a decrease in deliveries of approximately 19%, resulting from the sale of a business unit at the end of the first quarter of 2011 and from difficult market conditions in the paper merchants channel.

For the first nine months of 2011, sales in our Distribution segment decreased by $54 million, or 8%, when compared to the first nine months of 2010, primarily due to the factors mentioned above. Our deliveries in the first nine months of 2011 are lower by approximately 13% when compared to the first nine months of 2010.

Operating Loss

Operating loss amounted to $1 million in the third quarter of 2011, an increase of $1 million when compared to operating loss of nil in the third quarter of 2010. The increase in operating loss is attributable to the decrease in sales mentioned above, the discontinuation of a business unit in the third quarter of 2011, as well as restructuring cost.

For the first nine months of 2011, operating income in our Distribution segment remained stable when compared to the first nine months of 2010.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which one will expire in 2011, one will expire in 2012 and four will expire in 2013. We have four collective agreements covering four locations in Canada, of which one expired in 2008, one expired in 2009 and two will expire in 2013.

PERSONAL CARE

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(In millions of dollars)
Sales	$17	—	$17	—
Operating income (loss)	—	—	—	—

Our Operations

Our Personal Care business manufactures and supplies a complete line of high quality and innovative adult incontinence (“AI”) products and distributes disposable washcloths marketed primarily under the Attends® brand name. We are one of the leading suppliers of AI products sold into North American hospitals (acute care) and nursing homes (long-term care) and we have a strong and growing presence in the domestic homecare and retail channels. We operate nine different production lines to manufacture our products, with all nine lines having the ability to produce multiples items within each category.

Our Raw Materials

Raw materials represent approximately 68% of our total cost of goods sold relating to our Personal Care segment. The primary raw materials used in our manufacturing process are non-woven back sheet, pulp, super absorbent polymers, polypropylene film, elastics, adhesives and packaging materials.

Our Product Offering and Go-to-Market Strategy

Our products, which include branded and private label briefs, protective underwear, underpads, pads and washcloths, are manufactured in a variety of sizes, as well as with differing performance levels and product attributes.

We serve four channels: acute care, long-term care, homecare, and retail. Through the utilization of our flexible, cost-efficient production platform, manufacturing expertise and efficient supply chain management we are able to provide a complete and high quality line of branded and unbranded products provided reliably to customers across all channels.

Sales and Operating Income

Sales

Sales in our Personal Care segment amounted to $17 million in the third quarter of 2011, representing only one month of operations, following the completion of the acquisition on September 1, 2011. For more details on the acquisition, refer to Item 1, Financial Statement and Supplementary Data, Note 3, of this Quarterly Report on Form 10-Q.

Operating Income

Operating income amounted to nil in the third quarter of 2011, representing only one month of operations, from the completion of the acquisition on September 1, 2011 and the negative impact of purchase accounting fair value adjustments of $1 million. For more details on the acquisition, refer to Item 1, Financial Statement and Supplementary Data, Note 3, of this Quarterly Report on Form 10-Q.

Operations

Labor

We employ approximately 330 non-unionized employees, almost entirely in the United States.

WOOD

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$—	$—	$—	$150
Intersegment sales	—	—	—	(11)

	$—	$—	$—	$139
Operating loss	$—	$—	$—	($54)
Shipments (millions of FBM)	—	—	—	351
Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$—	$—	$—	$348
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	—	—	—	350

1	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sale of Wood business

On June 30, 2010, we sold our Wood business to EACOM Timber Corporation and exited the manufacturing and marketing of lumber and wood-based value-added products.

Operating loss

Operating loss in our Wood segment amounted to $54 million for the first nine months of 2010. Our operating loss was primarily impacted by a $50 million loss on the sale of our Wood business in the second quarter of 2010.

STOCK-BASED COMPENSATION EXPENSE

For the third quarter of 2011 and the first nine months of 2011, compensation expense recognized in our results of operations was an income of $9 million as a result of the mark to market impact related to the liability awards, and an expense of $9 million, respectively, compared to an expense of $11 million and $15 million in the third quarter and the first nine months of 2010, respectively. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed revolving credit facility of which $543 million (net of outstanding letters of credit), is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $711 million in the first nine months of 2011, a $289 million decrease compared to cash flows provided from operating activities of $1 billion in the first nine months of 2010. This decrease in cash flows provided from operating activities is primarily related to the $368 million cash received in the second quarter of 2010 with regards to the alternative fuel mixture credits. This factor was partially offset by an increase in profitability in the first nine months of 2011 when compared to the first nine months of 2010 as well as a decrease in requirements for working capital in the first nine months of 2011, when excluding the cash received in the second quarter of 2010 with regard to the alternative fuel mixture credits, when compared to the first nine months of 2010.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first nine months of 2011 amounted to $308 million, a decrease of $383 million compared to cash flows provided from investing activities of $75 million in the first nine months of 2010. This decrease in cash flows provided from investing activities is primarily related to the acquisition of Attends Healthcare, Inc. for $288 million. In addition, there were lower proceeds from the sale of business and investments of $151 million due to the prior year sale of our Wood business and the sale of our Woodland, Maine pulp mill. This was partially offset by lower capital spending of $48 million in the first nine months of 2011 when compared to 2010, as well as higher proceeds from sale of certain property, plant and equipment of $8 million.

We intend to limit our annual capital expenditures to below 50% of annual depreciation expense in 2011, excluding the spending under the Natural Resources Canada Pulp and Paper Green Transformation Program, for which we will be reimbursed. We spent, and were reimbursed, $20 million and $71 million under this program in the third quarter and first nine months of 2011, respectively.

Financing Activities

Cash flows used for financing activities totaled $472 million in the first nine months of 2011 compared to $862 million in the first nine months of 2010. This $390 million decrease in cash flows used for financing activities is mainly attributable to the repurchase of our 10.75% notes for $15 million in the third quarter of 2011 versus the repayment in full of our tranche B term loan for $336 million in the first nine months of 2010, and the repurchase of $425 million of our 5.375% and 7.125% Notes in the second quarter of 2010. These factors were partially offset by higher common stock repurchases (cash portion) of $415 million in the first nine months of 2011 when compared to $44 million in the first nine months of 2010 as well as dividend payments of $36 million in the first nine months of 2011 compared to $11 million in the first nine months of 2010.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $398 million at September 30, 2011, compared to $320 million at December 31, 2010. The $78 million increase in net indebtedness is due to a lower cash level as a result of cash from operating activities net of cash used for investing and financing activities being negative partially due to the purchase of Attends in September 2011 and the common stock repurchase program.

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

No amounts were borrowed at September 30, 2011 (December 31, 2010 – nil). At September 30, 2011, we had outstanding letters of credit amounting to $57 million under this credit facility (December 31, 2010 – $50 million).

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

The Credit Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3.0 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2011, we were in compliance with our covenants.

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

A breach of any of our Credit Agreement or indenture covenants, including failure to maintain a required ratio or meet a required test, may result in an event of default under these agreements. This may allow the counterparties to those agreements to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the combination of the Weyerhaeuser Fine Paper Business with Domtar Inc. on March 7, 2007, (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of September 30, 2011, there were 678,475 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2011, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions have been recorded. These indemnifications have not yielded significant expenses in the past.

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

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2011, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $116 million (CDN$120 million), an amount which is gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $106 million (CDN$110 million).

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $106 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $106 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of operations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgment which we expect to be resolved by the Court in due course. No provision is recorded for this potential purchase price adjustment.

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

FUTURE ACCOUNTING CHANGES

COMPENSATION – RETIREMENT BENEFITS

In September 2011, the FASB issued an update to Compensation – Retirement Benefits, which addresses the disclosures about an employer’s participation in a multiemployer plan. This update will require additional disclosures about multiemployer plans to improve transparency and increase awareness of the commitments and risks involved with participation in multiemployer plans. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans.

This update is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The Company anticipates that the adoption of this standard will expand its consolidated financial statement footnote disclosures and will not have an impact on our consolidated financial position, results of operations or cash flows.

INTANGIBLES – GOODWILL AND OTHER

In September 2011, the FASB issued an update to Intangibles – Goodwill and Other, which simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The amended provisions are effective for reporting periods beginning on or after December 15, 2011, with early adoption permitted. This amendment impacts testing steps only, and therefore adoption will not have an impact on the our consolidated financial position, results of operations or cash flows.

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2010, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the first nine months of 2011.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There has not been any material change in our exposure to market risk since December 31, 2010. In the third quarter of 2011, we have updated the following disclosure.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2011 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2011	2012	2013	2014
Natural gas	7,320,000	MMBTU	(1)	$38	29%	27%	13%	2%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of September 30, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the third quarter and first nine months of 2011 resulting from hedge ineffectiveness (third quarter and first nine months of 2010 – nil).

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

The following table presents the currency values under contracts pursuant to currency options outstanding as of September 30, 2011 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2011	2012
Currency options purchased	CDN	$400	50%	38%
Currency options sold	CDN	$400	50%	38%

The currency options are fully effective as at September 30, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the third quarter and first nine months of 2011 resulting from hedge ineffectiveness (third quarter and first nine months of 2010 – nil).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2011, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report, if any, is found in Note 15 to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2010, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended September 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
July 1 through July 31, 2011	204,151	$89.34	204,151	$302,866
August 1 through August 31, 2011	1,119,418	$73.27	1,119,418	$220,846
September 1 through September 30, 2011	1,192,222	$76.56	1,192,222	$129,575

	2,515,791	$76.13	2,515,791

(1)

During the third quarter of 2011, the Company repurchased 2,515,791 shares at an average price of $76.13 per share, for a total cost of $192 million under its stock repurchase program (the “Program”) approved by the Board of Directors in May 2010. At September 30, 2011, we have $130 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. During October 2011, we repurchased an additional 551,942 shares at an average price of $71.11 per share, for a total cost of $39 million.

On May 4, 2011, the Company’s Board of Directors approved an increase to the Program from $150 million to $600 million.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 2.1	Stock Purchase Agreement by and among Attends Healthcare Holdings, LLC, Attends Healthcare, Inc. and Domtar Corporation dated as of August 12, 2011.*

Exhibit 4.1	Fifth Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC, and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Pursuant to Item 601(b)(2) of Regulation S-K, exhibits and schedules have been omitted. Domtar Corporation agrees to furnish a supplemental copy of any omitted exhibit and schedule to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 3, 2011	DOMTAR CORPORATION

	By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

	By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary