Form 10-K
period 2011-12-31
Domtar CORP
filed 2012-02-27
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-33164

Domtar Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-5901152
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

395 de Maisonneuve Blvd. West

Montreal, Quebec H3A 1L6 Canada

(Address of Principal Executive Offices) (Zip Code)

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

Large Accelerated Filer  ☒          Accelerated Filer  ☐           Non-Accelerated Filer  ☐          Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,742,000,932.

Number of shares of common stock outstanding as of February 17, 2012: 36,134,262

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, to be filed within 120 days of the close of the registrant’s fiscal year, in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.	BUSINESS

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers and adult incontinence products. We are the largest integrated marketer and manufacturer of uncoated freesheet paper in North America for a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. On September 1, 2011, we completed the acquisition of Attends Healthcare Inc. (“Attends”), a producer of adult incontinence products. We also own and operate Ariva, an extensive network of strategically located paper and printing supplies distribution facilities. The foundation of our business is the efficient operation of pulp mills, converting fiber into papergrade, fluff and specialty pulp. The majority of this pulp is consumed internally to make communication and specialty papers with the balance being sold as market pulp.

We operate the following business segments: Pulp and Paper, Distribution and Personal Care. We had revenues of $5.6 billion in 2011, of which approximately 85% was from the Pulp and Paper segment, approximately 14% was from the Distribution segment and approximately 1% was from the Personal Care segment. Our Personal Care segment was formed on September 1, 2011, upon completion of the acquisition of Attends.

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments. Unless otherwise specified, “Domtar Inc.” refers to Domtar Inc., a 100% owned Canadian subsidiary.

OUR CORPORATE STRUCTURE

At December 31, 2011, Domtar Corporation had a total of 36,131,200 shares of common stock issued and outstanding, and Domtar (Canada) Paper Inc., an indirectly 100% owned subsidiary, had a total of 619,108 exchangeable shares issued and outstanding. These exchangeable shares are intended to be substantially the economic equivalent to shares of our common stock and are currently exchangeable at the option of the holder on a one-for-one basis for shares of our common stock. As such, the total combined number of shares of common stock and exchangeable shares issued and outstanding was 36,750,308 at December 31, 2011. Our common shares are traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS” and our exchangeable shares are traded on the Toronto Stock Exchange under the symbol “UFX.” Information regarding our common stock and the exchangeable shares is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 21 “Shareholders’ Equity”.

The following chart summarizes our corporate structure.

OUR BUSINESS SEGMENTS

We operate in the three reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies.

The following summary briefly describes the operations included in each of our reportable segments:

•	Pulp and Paper – Our Pulp and Paper segment comprises the manufacturing, sale and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•

Distribution – Our Distribution segment involves the purchasing, warehousing, sale and distribution of our paper products and those of other manufacturers. These products include business and printing papers, certain industrial products and printing supplies.

•	Personal Care – Our Personal Care segment, which we formed in September 2011, consists of the manufacturing, sale and distribution of adult incontinence products.

Information regarding our reportable segments is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8, Financial Statements and Supplementary Data, under Note 24, of this Annual Report on Form 10-K. Geographic information is also included under Note 24 of the Financial Statements and Supplementary Data.

FINANCIAL HIGHLIGHTS PER SEGMENT	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
(In millions of dollars, unless otherwise noted)
Sales:
Pulp and Paper	$4,953	$5,070	$4,632
Distribution	781	870	873
Personal Care (2)	71	—	—
Wood (3)	—	150	211

Total for reportable segments	5,805	6,090	5,716
Intersegment sales—Pulp and Paper	(193)	(229)	(231)
Intersegment sales—Wood	—	(11)	(20)

Consolidated sales	$5,612	$5,850	$5,465

Operating income (loss): (1)
Pulp and Paper	$581	$667	$650
Distribution	—	(3)	7
Personal Care (2)	7	—	—
Wood (3)	—	(54)	(42)
Corporate	4	(7)	—

Total	$592	$603	$615

Segment assets:
Pulp and Paper	$4,874	$5,088	$5,538
Distribution	84	99	101
Personal Care (2)	458	—	—
Wood (3)	—	—	250
Corporate	453	839	630

Total	$5,869	$6,026	$6,519

(1)	Factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report on Form 10-K.
(2)	On September 1, 2011 we acquired Attends Healthcare Inc (“Attends”) and formed a new reportable segment entitled Personal Care. Results of Attends are included in the consolidated financial statements as of September 1, 2011.
(3)	We sold our Wood Products business on June 30, 2010.

PULP AND PAPER

Our Operations

We produce 4.3 million metric tons of hardwood, softwood and fluff pulp at 12 of our 13 mills. The majority of our pulp is consumed internally to manufacture paper and consumer products, with the balance being sold as market pulp. We also purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated marketer and manufacturer of uncoated freesheet paper in North America. We have 10 pulp and paper mills (eight in the United States and two in Canada), with an annual paper production capacity of approximately 3.5 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 15 converting and distribution operations including a network of 12 plants located offsite of our paper making operations. Also, we have forms manufacturing operations at one offsite converting and distribution operations and two stand-alone forms manufacturing operations. Approximately 78% of our paper production capacity is in the U.S., and the remaining 22% is located in Canada.

We produce market pulp in excess of our internal requirements at our three non-integrated pulp mills in Kamloops, Dryden, and Plymouth as well as at our pulp and paper mills in Espanola, Ashdown, Hawesville, Windsor, Marlboro and Nekoosa. We have the capacity to sell approximately 1.7 million metric tons of pulp per year depending on market conditions. Approximately 43% of our trade pulp production capacity is in the U.S., and the remaining 57% is located in Canada.

The table below lists our operating pulp and paper mills and their annual production capacity.

			Saleable
Production Facility	Fiberline Pulp Capacity		Paper (1)			Trade Pulp (2)
	# lines	(’000 ADMT) (4)	# machines	Category(3)	(’000 ST)	(’000 ADMT) (4)
Uncoated freesheet
Ashdown, Arkansas	3	747	3	Communication	703	129
Windsor, Quebec	1	447	2	Communication	646	54
Hawesville, Kentucky	1	430	2	Communication	578	100
Kingsport, Tennessee	1	276	1	Communication	416	—
Marlboro, South Carolina	1	325	1	Communication	351	46
Johnsonburg, Pennsylvania	1	238	2	Communication	369	—
Nekoosa, Wisconsin	1	161	3	Specialty & Packaging	149	10
Rothschild, Wisconsin	1	66	1	Communication	138	—
Port Huron, Michigan	—	—	4	Specialty & Packaging	114	—
Espanola, Ontario	2	352	2	Specialty & Packaging	77	117

Total Uncoated freesheet	12	3,042	21		3,541	456
Pulp
Kamloops, British Columbia	2	475	—		—	470
Dryden, Ontario	1	328	—		—	322
Plymouth, North Carolina	2	438	—		—	436

Total Pulp	5	1,241	—		—	1,228
Total	17	4,283	21		3,541	1,684
Pulp purchases						131

Net pulp						1,553

(1)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(2)	Estimated third-party shipments dependent upon market conditions.
(3)	Represents the majority of the capacity at each of these facilities.
(4)	ADMT refers to an air dry metric ton.

Our Raw Materials

The manufacturing of pulp and paper requires wood fiber, chemicals and energy. We discuss these three major raw materials used in our manufacturing operations below.

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

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the United States, contracts with Quebec wood producers’ marketing boards, public land where we have wood supply allocations and from Domtar’s private lands. The softwood and hardwood fiber for our Espanola pulp and paper mill and the softwood fiber for our Dryden pulp mill, is obtained from third parties, directly or indirectly from public lands, through designated wood supply allocations for the pulp mills. The fiber used at our Kamloops pulp mill is all softwood, originating mostly from third-party sawmilling operations in the southern-interior part of British Columbia.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 0.9 million cubic meters of softwood and 1.0 million cubic meters of hardwood, for a total of 1.9 million cubic meters of wood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

During 2011, the cost of wood fiber relating to our Pulp and Paper segment for our pulp and paper mills in the United States and in Canada, comprised approximately 20% of the total consolidated cost of sales.

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

During 2011, the cost of chemicals relating to our Pulp and Paper segment comprised approximately 13% of the total consolidated cost of sales.

Energy

Our operations consume substantial amounts of fuel including natural gas, fuel oil, coal and biomass, as well as electricity. We purchase substantial portions of the fuel we consume under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuates based on prevailing market conditions. Natural gas, fuel oil, coal and biomass are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat to be used in the chemical recovery process. About 77% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent cooking liquor. The remainder of the energy comes from purchased fossil fuels such as natural gas, oil and coal.

We own power generating assets, including steam turbines, at all of our integrated pulp and paper mills, as well as hydro assets at four locations: Espanola, Ottawa-Hull, Nekoosa and Rothschild. Electricity is primarily used to drive motors and other equipment, as well as provide lighting. Approximately 68% of our electric power requirements are produced internally. We purchase the balance of our power requirements from local utilities.

During 2011, energy costs relating to our Pulp and Paper segment comprised approximately 6% of the total consolidated cost of sales.

Our Transportation

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

During 2011, outbound transportation costs relating to our Pulp and Paper segment comprised approximately 11% of the total consolidated cost of sales.

Our Product Offering and Go-to-Market Strategy

Our uncoated freesheet papers are used for communication and specialty and converting applications. Communication papers are further categorized into business, commercial printing and publishing applications.

Business papers include copy and electronic imaging papers, which are used with ink jet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 45% of our shipments of paper products in 2011.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. Design papers, a sub-group of commercial printing and publishing papers, have distinct features of color, brightness and texture and are targeted towards graphic artists, design and advertising agencies, primarily for special brochures and annual reports. These products also include base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 43% of our shipments of paper products in 2011.

We also produce paper for several specialty and packaging markets. Products consist primarily of base stock used by the flexible packaging industry in the production of food and medical packaging and other specialty papers for various other industrial applications, including base stock for sandpaper, base stock for medical gowns, drapes and packaging, as well as transfer paper for printing processes. We also manufacture products for security applications. These specialty and packaging papers accounted for approximately 12% of our shipments of paper products in 2011. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

The chart below illustrates our main paper products and their applications.

	Communication Papers				Specialty and Converting Papers
Category	Business Papers		Commercial Printing and Publishing Papers
Type	Uncoated Freesheet				Uncoated Freesheet
Grade	Copy	Premium imaging Technology papers	Offset Colors Index Tag Bristol	Opaques Premium opaques Lightweight Tradebook	Food packaging Bag stock Security papers Imaging papers Label papers Medical disposables

Application	Photocopies Office documents Presentations	Presentations Reports	Commercial printing Direct mail Pamphlets Brochures Cards Posters	Stationery Brochures Annual reports Books Catalogs, Forms & Envelopes	Food & candy packaging Fast food takeout bag stock Check and security papers Surgical gowns

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

We sell business papers primarily to paper stationers, merchants, office equipment manufacturers and retail outlets. We distribute uncoated commercial printing and publishing papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to converters. We sell our specialty and packaging products mainly to converters, who apply a further production process such as coating, laminating, folding or waxing to our papers before selling them to a variety of specialized end-users. We distributed approximately 34% of our paper products in 2011 through a large network of paper merchants operating throughout North America, one of which we own (see “Distribution”). Distributors, who sell our products to their own customers, represents our largest group of customers.

The chart below illustrates our channels of distribution for our paper products.

	Communication Papers						Specialty and Converting Papers
Category	Business Papers			Commercial Printing and Publishing Papers
Domtar sells to:	Merchants i	Office Equipment Manufacturers /Stationers i	Retailers i	Merchants i	Converters i	End-Users	Converters i
Customer sells to:	Printers/ Retailers/ End-users	Retailers/ Stationers/ End-users	Printers/ End-users	Printers/ Converters/ End-users	Merchants/ Retailers		End-users

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to orders on short notice. In 2011, approximately 31% of our sales of market pulp were domestic, 12% were in Canada and 57% were in other countries.

Our ten largest customers represented approximately 47% of our 2011 Pulp and Paper segment sales or 40% of our total sales in 2011. In 2011, Staples, one of our customers of our Pulp and Paper segment represented approximately 10% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2011, approximately 77% of our Pulp and Paper segment sales were domestic, 10% were in Canada, and 13% were in other countries.

DISTRIBUTION

Our Operations

Our Distribution business involves the purchasing, warehousing, sale and distribution of our various products and those of other manufacturers. These products include business, printing and publishing papers and certain industrial products. These products are sold to a wide and diverse customer base, which includes small, medium and large commercial printers, publishers, quick copy firms, catalog and retail companies and institutional entities.

Our Distribution business operates in the United States and Canada under a single banner and umbrella name, Ariva. Ariva operates throughout the Northeast, Mid-Atlantic and Midwest areas from 17 locations in the United States, including 13 distribution centers serving customers across North America. The Canadian business operates in two locations in Ontario, in two locations in Quebec; and from two locations in Atlantic Canada.

Sales are executed by our sales force, based at branches strategically located in served markets. We distribute about 51% of our paper sales from our own warehouse distribution system and about 49% of our paper sales through mill-direct deliveries (i.e., deliveries directly from manufacturers, including ourselves, to our customers).

The table below lists all of our Ariva locations.

Eastern Region	MidWest Region	Ontario, Canada	Quebec, Canada	Atlantic Canada
Albany, New York	Cincinnati, Ohio	Ottawa, Ontario	Montreal, Quebec	Halifax, Nova Scotia
Boston, Massachusetts	Cleveland, Ohio	Toronto, Ontario	Quebec City, Quebec	Mount Pearl, Newfoundland
Harrisburg, Pennsylvania	Columbus, Ohio
Hartford, Connecticut	Covington, Kentucky
Lancaster, Pennsylvania	Dayton, Ohio
New York, New York	Dallas/Forth Worth, Texas
Philadelphia, Pennsylvania	Fort Wayne, Indiana
Southport, Connecticut	Indianapolis, Indiana
Washington, DC / Baltimore, Maryland

Our Raw Materials

The Distribution business sells annually approximately 0.6 million tons of paper, forms and industrial/packaging products from over 60 suppliers located around the world. Domtar products represent approximately 30% of the total.

Our Product Offering and Go-to-Market Strategy

Our product offerings address a broad range of printing, publishing, imaging, advertising, consumer and industrial needs and are comprised of uncoated, coated and specialized papers and industrial products. Our go-to-market strategy is to serve numerous segments of the commercial printing, publishing, retail, wholesale, catalog and industrial markets with logistics and services tailored to the needs of our customers. In 2011, approximately 63% of our sales were made in the United States and 37% were made in Canada.

PERSONAL CARE

Our Operations

Our Personal Care business sells and manufactures adult incontinence products and distributes disposable washcloths marketed primarily under the Attends® brand name. We are one of the leading suppliers of adult incontinence products sold into North American hospitals (acute care) and nursing homes (long-term care) and we have a growing presence in the domestic homecare and retail channels. We operate nine different production lines to manufacture our products, with all nine lines having the ability to produce multiple items within each category.

Attends operates out of the Southeastern United States from one location in Greenville, North Carolina.

Our Raw Materials

The primary raw materials used in our manufacturing process are nonwovens, pulp, super absorbent polymers, polypropylene film, elastics, adhesives and packaging materials.

Our Product Offering and Go-to-Market Strategy

Our products, which include branded and private label briefs, protective underwear, underpads, pads and washcloths, are available in a variety of sizes, as well as with differing performance levels and product attributes.

We serve four channels: acute care, long-term care, homecare, and retail. Through the utilization of our flexible production platform, manufacturing expertise and efficient supply chain management, we are able to provide a complete and high-quality line of branded and unbranded products reliably to customers across all channels.

OUR STRATEGIC INITIATIVES AND FINANCIAL PRIORITIES

As a leading innovative fiber-based technology company, we strive to be the supplier of choice for our customers, to be a core investment for our shareholders and to be recognized as an industry leader in sustainability. We have three unwavering business objectives: (1) to grow and find ways to become less vulnerable to the secular decline in communication paper demand, (2) to reduce volatility in our earnings profile by increasing the visibility and predictability of our cash flows, and (3) to create value over time by ensuring that we maximize the strategic and operational use of our capital.

To achieve these goals, we have established the following business strategies:

Perform: Drive performance in everything we do focusing on customers, costs and cash. We are determined to operate our assets efficiently and to ensure we balance our production with our customer demand in papers. To generate free cash flow, we are focused on assigning our capital expenditures effectively and minimizing working capital requirements. We apply prudent financial management policies to retain the flexibility needed to successfully execute on our strategic roadmap.

Grow: To counteract the secular demand decline in our communication paper products and sustain the success of our company, we believe that we must leverage our core competencies and expertise as operators of large scale operations in fiber sourcing and in the marketing, manufacturing and distribution of fiber-based products. We are focused on optimizing and expanding our operations in markets with positive demand dynamics through the repurposing of assets, through investments to organically grow or through strategic acquisitions.

Break Out: Through agility and innovation, move from a paper to a fiber-centric organization by seeking opportunities to break out from traditional pulp and paper making. We continue to explore opportunities to invest in innovative fiber-based technologies to bring our business in new directions and leverage our expertise and our assets to extract the maximum value for the wood fiber we consume in our operations.

Grow our line of environmentally and ethically responsible products: We believe we are delivering best-in-class service to customers through a broad range of certified products. The development of EarthChoice®, our line of environmentally and socially responsible paper, is providing a platform upon which to expand our offering to customers. This product line is supported by leading environmental groups and offers customers the solutions and peace of mind through the use of a combination of FSC® virgin fiber and recycled fiber.

Operate in a responsible way: We try to make a positive difference every day by pursuing sustainable growth, valuing relationships, and responsibly managing our resources. We care for our customers, end-users and stakeholders in the communities where we operate, all seeking assurances that resources are managed in a sustainable manner. We strive to provide these assurances by certifying our distribution and manufacturing operations and measuring our performance against internationally recognized benchmarks. We are committed to the responsible use of forest resources across our operations and we are enrolled in programs and initiatives to encourage landowners engage towards certification to improve their market access and increase their revenue opportunities.

OUR COMPETITION

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers.

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In order to gain market share in uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We seek product differentiation through an extensive offering of high quality FSC-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products or shifts from one type of paper to another. All of our pulp and paper manufacturing facilities are located in the United States or in Canada where we sell 86% of our products. The five largest manufacturers of uncoated freesheet papers in North America represent approximately 80% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet papers. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, including the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The market pulp we sell is either fluff, softwood or hardwood pulp. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products. The fluff pulp we sell is used in absorbent products, incontinence products, diapers and feminine hygiene products. The softwood and hardwood pulp we sell is primarily slow growth northern bleached softwood and hardwood kraft, and we produce specialty engineered pulp grades with a pre-determined mix of wood species. Our hardwood and softwood pulps are sold to “non-paper grade” customers who make a variety of products for specialty paper, packaging, tissue and industrial applications, and customers who make printing and writing grades. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the United States or in Canada, and we sell 53% of our pulp to other countries.

In the adult incontinence segment, there are high barriers to entry and the top 5 manufacturers supply approximately 90% of the North American market share and have done so for at least the last 10 years.

Competition is along the line of four major product categories – briefs, protective underwear, underpads, and pads with customers split between retail and institutional channels. The retail channel has the majority of sales concentrated in drug stores and mass marketers. The institutional channel includes extended care (long term care and homecare) and acute care facilities.

In North America, an estimated $2.7 billion was spent on Adult Incontinence products in 2010 with the spending estimates of $2.83 billion in 2011. Globally, sales of Adult Incontinence products were estimated to be $8.7 billion in 2010 and are estimated to be $9.3 billion in 2011. Our estimated North American market share, based on the 2011 sales, was between 5% and 15% in the various channels.

OUR EMPLOYEES

We have over 8,700 employees, of which approximately 66% are employed in the United States and 34% in Canada. Approximately 57% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis, certain of which expired in 2011 and some will expire between 2012 and 2015.

A new umbrella agreement with the United Steelworkers Union (“USW”), expiring in 2015, affecting approximately 2,900 employees at eight U.S. mills and one converting operation was ratified effective December 1, 2011. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years.

In Canada, the collective agreement expired in 2010 at our Windsor facility in Quebec, Canada, with the Confederation of National Trade Unions (“CNTU”). A new agreement was ratified in mid-November 2011. At the Espanola Mill facility, agreements have been reached with the Communication, Energy and Paperworkers Union of Canada (“CEP”), locals 74 and 156 and with the International Brotherhood of Electrical Workers (“IBEW”). Agreements that expired in 2009 at our Dryden facilities in Canada are being negotiated with the CEP and are on-going. These Canadian collective agreements are unrelated to the umbrella agreement with the USW covering our U.S. locations.

OUR APPROACH TO SUSTAINABILITY

Domtar delivers a higher, lasting value to our customers, employees, shareholders and communities by viewing our business decisions within the larger context of sustainability. As a renewable fiber-based company, we take the long-term view on managing natural resources for the future. We prize efficiency in everything we do. We strive to minimize waste and encourage recycling. We have the highest standards for ethical conduct, for caring about the health and safety of each other, and for maintaining the environmental quality in the communities where we live and work. We value the partnerships we have formed with non-governmental organizations and believe they make us a better company, even if we do not always agree on every issue. We pay attention to being agile to respond to new opportunities, and we are focused in order to turn innovation into value creation. By embracing sustainability as our operating philosophy, we seek to internalize the fact that the choices we have and the impact of the decisions we make on our stakeholders are all interconnected. Further, we believe that our business and the people and communities who depend upon us are better served as we weave this focus on sustainability into the things we do.

Domtar effects this commitment to sustainability at every level and every location across the company. With the support of the Board of Directors, our Management Committee empowers senior managers from manufacturing, technology, finance, sales and marketing and corporate staff functions to regularly come together and establish key sustainability performance metrics, and to routinely assess and report on progress. In 2011, Domtar decided to establish a new, vice-president position to help lead this effort, allowing the company’s organizational structure to better reflect the priority focus the company places on sustainable performance. At the same time, recognizing that the promise of sustainability is only achieved if it is woven into the fiber of an organization, Domtar is committed to establishing EarthChoice Ambassadors – sustainability leaders and advocates – in every one of the company’s locations. We believe that weaving sustainability into our business positions Domtar for the future.

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

Compliance with U.S. federal, state and local and Canadian federal and provincial environmental laws and regulations involves capital expenditures as well as additional operating costs. For example, the United States Environmental Protection Agency will be promulgating regulations addressing the emissions of hazardous air pollutants from all industrial boilers, including those present at pulp and paper mills, which will require the use of maximum achievable control technology. Additional information regarding environmental matters is included in Part I, Item 3, Legal Proceedings, under the caption “Climate change regulation” and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, under the section of Critical accounting policies, caption “Environmental matters and other asset retirement obligations.”

OUR INTELLECTUAL PROPERTY

Many of our brand name products are protected by registered trademarks. Our key trademarks include Attends®, Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, Domtar EarthChoice® and Ariva®. These brand names and trademarks are important to the business. Our numerous trademarks have been registered in the United States and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

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

OUR EXECUTIVE OFFICERS

John D. Williams, age 57, has been president, chief executive officer and a director of the Company since January 1, 2009. Previously, Mr. Williams served as president of SCA Packaging Europe between 2005 and 2008. Prior to assuming his leadership position with SCA Packaging Europe, Mr. Williams held increasingly senior management and operational roles in the packaging business and related industries.

Melissa Anderson, age 47, is the senior vice-president, human resources of the Company. Ms. Anderson joined Domtar in January 2010. Previously, she was senior vice-president, human resources and government relations, at The Pantry, Inc., an independently operated convenience store chain in the southeastern United States. Prior to this, she held senior management positions with International Business Machine (“IBM”) over the span of 18 years.

Daniel Buron, age 48, is the senior vice-president and chief financial officer of the Company. Mr. Buron was senior vice-president and chief financial officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was vice-president, finance, pulp and paper sales division and, prior to September 2002, he was vice-president and controller. He has over 23 years of experience in finance.

Michael Edwards, age 64, is the senior vice-president, pulp and paper manufacturing of the Company. Mr. Edwards was vice-president, fine paper manufacturing of Weyerhaeuser since 2002. Since joining Weyerhaeuser in 1994, he has held various management positions in the pulp and paper operations. Prior to Weyerhaeuser, Mr. Edwards worked at Domtar Inc. for 11 years. His career in the pulp and paper industry spans over 48 years.

Zygmunt Jablonski, age 58, is the senior vice-president, law and corporate affairs of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years. From 1985 to 1994, he practiced law in Washington, DC.

Mark Ushpol, age 48, is the senior vice-president, distribution of the Company. Mr. Ushpol joined Domtar in January 2010. Previously, he was sales and marketing director of Mondi Europe & International Uncoated Fine Paper, where he was in charge of global uncoated fine paper sales. He has over 22 years of experience in senior marketing and sales management with the last 15 years in the pulp and paper sector. Prior to that, he was involved in the plastics industry in South Africa for 8 years.

Patrick Loulou, age 43, is the senior vice-president, corporate development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector as well as in management consulting. He has over 13 years of experience in corporate strategy and business development.

Richard L. Thomas, age 58, is the senior vice-president, sales and marketing of the Company. Mr. Thomas was vice-president of fine papers of Weyerhaeuser since 2005. Prior to 2005, he was vice-president, business papers of Weyerhaeuser. Mr. Thomas joined Weyerhaeuser in 2002 when Willamette Industries, Inc. was acquired by Weyerhaeuser. At Willamette, he held various management positions in operations since joining in 1992. Previously, he was with Champion International Corporation for 12 years.

FORWARD-LOOKING STATEMENTS

The information included in this Annual Report on Form 10-K may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S. and Canada;

•	continued decline in usage of fine paper products in our core North American market;

•	our ability to implement our business diversification initiatives, including strategic acquisitions;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives, if any; and

•	the other factors described under “Risk Factors,” in Part I, Item 1A of this Annual Report on Form 10-K.

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

The Company’s paper business competes with electronic transmission and document storage alternatives, as well as with paper grades it does not produce, such as uncoated groundwood. As a result of such competition, the Company is experiencing on-going decreasing demand for most of its existing paper products. As the use of these alternatives grows, demand for paper products is likely to further decline. Declines in demand for our paper products may adversely affect the Company’s business, results of operations and financial position.

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

The overall levels of demand for the products the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, the continuation of the current level of service and cost of postal services, as well as competition from electronic substitution. See “Conditions in the global capital and credit markets, and the economy generally, can adversely affect the Company business, results of operations and financial position” and “Some of the Company’s products are vulnerable to long-term declines in demand due to competing technologies or materials.” For example, demand for cut-size office paper may fluctuate with levels of white-collar employment.

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

As a result, prices for all of the Company’s products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under “Closure and restructuring activities.” Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control, as described below. If the prices of or demand for its products decline, or if its wood fiber, chemical or energy costs increase, or both, its sales and profitability could be materially and adversely affected.

Conditions in the global capital and credit markets, and the economy generally, can adversely affect the Company’s business, results of operations and financial position.

A significant or prolonged downturn in general economic conditions may affect the Company’s sales and profitability. The Company has exposure to counterparties with which we routinely execute transactions. Such counterparties include commercial banks, insurance companies and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. While the Company has not realized any significant losses to date, a bankruptcy or illiquidity event by one of its significant counterparties may materially and adversely affect the Company’s access to capital, future business and results of operations.

In addition, our customers and suppliers may be adversely affected by severe economic conditions. This could result in reduced demand for our products or our inability to obtain necessary supplies at reasonable costs or at all.

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

Wood fiber is the principal raw material used by the Company, comprising approximately 20% of the total cost of sales during 2011. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

The Company currently meets its wood fiber requirements by purchasing wood fiber from third parties and by harvesting timber pursuant to its forest licenses and forest management agreements. If the Company’s cutting rights, pursuant to its forest licenses or forest management agreements are reduced, or any third-party supplier of wood fiber stops selling or is unable to sell wood fiber to the Company, our financial condition or results of operations could be materially and adversely affected.

An increase in the cost of the Company’s purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing its margins.

The Company’s operations consume substantial amounts of energy such as electricity, natural gas, fuel oil, coal and hog fuel. Energy comprised approximately 6% of the total cost of sales in 2011. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years. As a result, fluctuations in energy prices will impact the Company’s manufacturing costs and contribute to earnings volatility. While the Company purchases substantial portions of its energy under supply contracts, most of these contracts are based on market pricing.

Other raw materials the Company uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate and sodium hydroxide, sulfuric acid, dyes, peroxide, methanol and aluminum sulfate. Purchases of chemicals comprised approximately 13% of the total consolidated cost of sales in 2011. The costs of these chemicals have been volatile historically, and they are influenced by capacity utilization, energy prices and other factors beyond the Company’s control.

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

Employees at 23 of the Company’s facilities, representing a majority of the Company’s 8,700 employees, are represented by unions through collective bargaining agreements generally on a facility basis. Certain of these agreements expired in 2011 and others will expire between 2012 and 2015. Currently, 12 collective bargaining agreements representing 2,280 employees are up for renegotiation of which six, representing 1,205 employees, are currently under negotiation. The Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and financial condition.

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

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 10% of the Company’s sales in 2011. A loss of any of these significant customers could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 10% of the Company’s sales in 2011. A significant reduction in sales to any of the Company’s key customers, which could be due to factors outside its control, such as purchasing diversification or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations.

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

The Company’s businesses are capital intensive and require that it regularly incur capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2011, the Company’s total capital expenditures were $144 million (2010—$153 million). In addition, $83 million was spent under the Pulp and Paper Green Transformation Program (2010—$51 million), which is reimbursed by the Government of Canada.

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

The Company and its subsidiaries may incur substantially more debt. This could increase risks associated with its leverage.

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the revolving credit facility contains restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2011, the Company had no borrowings and had outstanding letters of credit amounting to $29 million under its revolving credit facility, resulting in $571 million of availability for future drawings under this credit facility. Also, the Company can use securitization of certain receivables to provide additional liquidity to fund its operations. At December 31, 2011 the Company had no borrowings and $28 million of letters of credit outstanding under the securitization program (2010—nil and nil), resulting in $122 million of availability for future drawings under this program. Other new borrowings could also be incurred by Domtar Corporation or its subsidiaries. Among other things, the Company could determine to incur additional debt in connection with a strategic acquisition. If the Company incurs additional debt, the risks associated with its leverage would increase.

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Company’s unsecured long-term notes and service its other debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

As of December 31, 2011, the Company had approximately $74 million of annual interest payments and its aggregate debt service obligations are approximately $70 million each year from 2012 through 2015, $50 million in 2016 and $20 million in 2017. The Company’s ability to make payments on and refinance its debt, including the Company’s unsecured long-term notes and amounts borrowed under its revolving credit facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

The Company’s business may not generate sufficient cash flow from operations and future borrowings may not be available to the Company under its revolving credit facility or otherwise in amounts sufficient to enable the Company to service its indebtedness, including the Company’s unsecured long-term notes, and borrowings, if any, under its revolving credit facility or to fund its other liquidity needs. If the Company cannot service its debt, the Company will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seeking additional equity capital. Any of these remedies may not be effected on commercially reasonable terms, or at all, and may impede the implementation of its business strategy. Furthermore, the revolving credit facility may restrict the Company from adopting any of these alternatives. Because of these and other factors that may be beyond its control, the Company may be unable to service its indebtedness.

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

Exchange rate fluctuations are beyond the Company’s control. From 2007 to 2011, the Canadian dollar had appreciated over 15% relative to the U.S. dollar. In 2011, when compared to 2010, the Canadian dollar decreased in value by approximately 2% relative to the U.S. dollar. The level of the Canadian dollar can have a material adverse effect on the sales and profitability of the Canadian operations.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2011, the Company’s defined benefit plans had a surplus of $53 million on certain plans and a deficit of $143 million on others on an ongoing basis.

The Company’s future funding obligations for the defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2011, the Company’s Canadian defined benefit pension plans held assets with a fair value of $1,445 million (CDN $1,470 million), including a fair value of $205 million (CDN $208 million) of asset backed commercial paper (“ABCP”). Most of the ABCP investments were subject to restructuring (under the court order governing the Montreal Accord that was completed in January 2009) while the remainder is in conduits restructured outside the Montreal Accord or subject to litigation between the sponsor and the credit counterparty.

At December 31, 2011, the Company determined that the fair value of these ABCP investments was $205 million (CDN $208 million) (2010—$214 million (CDN $213 million)). Possible changes that could have a material effect on the future value of the ABCP include (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABCP market, and (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits.

The Company does not expect any potential short-term liquidity issues to affect the pension funds since pension fund obligations are primarily long-term in nature. Losses in pension fund investments, if any, would result in future increased contributions by the Company or its Canadian subsidiaries. Additional contributions to these pension funds would be required to be paid over 5 year or 10 year periods, depending upon the applicable provincial requirement for funding solvency deficits. Losses, if any, would also impact operating results over a longer period of time and immediately increase liabilities and reduce equity.

The Company could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations. It could also incur costs as a result of asbestos-related personal injury litigation.

The Company is subject, in both the United States and Canada, to a wide range of general and industry-specific laws and regulations relating to the protection of the environment and natural resources, including those governing air emissions, greenhouse gases and climate change, wastewater discharges, harvesting, silvicultural activities, the storage, management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat, and health and safety matters. In particular, the pulp and paper industry in the United States is subject to the United States Environmental Protection Agency’s (“EPA”) “Cluster Rules.”

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred approximately $62 million of operating expenses and $8 million of capital expenditures in connection with environmental compliance and remediation in 2011. As of December 31, 2011, the Company had a provision of $92 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping and asbestos removal) ($107 million as of December 31, 2010).

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or interpretation thereof, might require significant expenditures. For example, changes in climate change regulation—See Part I, Item 3, Legal Proceedings, under the caption “Climate change regulation,” and see Part II, Item 8, Note 22 “Commitments and Contingencies” “Industrial Boiler Maximum Achievable Controlled Technology Standard (“MACT”).”

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

The Company relies on patent, trademark and other intellectual property laws of the United States and other countries to protect its intellectual property rights. However, the Company may be unable to prevent third parties from using its intellectual property without its authorization, which may reduce any competitive advantage it has developed. If the Company had to litigate to protect these rights, any proceedings could be costly, and it may not prevail. The Company cannot guarantee that any United States or foreign patents, issued or pending, will provide it with any competitive advantage or will not be challenged by third parties. Additionally, the Company has obtained and applied for United States and foreign trademark registrations, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of its pending patent or trademark applications will be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. The failure to secure any pending patent or trademark applications may limit the Company’s ability to protect the intellectual property rights that these applications were intended to cover.

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

In July 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $118 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $108 million (CDN$110 million).

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $108 million (CDN$110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $108 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in its defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgment which the Company expects to be resolved by the Court in due course. No provision is recorded for this potential purchase price adjustment.

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

Forestlands

We optimized 16 million acres of forestland directly and indirectly licensed or owned in Canada and the United States through efficient management and the application of certified sustainable forest management practices such that a continuous supply of wood is available for future needs.

Listing of facilities and locations

Head Office

Montreal, Quebec

Pulp and Paper

Operation Center:

Fort Mill, South Carolina

Uncoated Freesheet:

Ashdown, Arkansas

Espanola, Ontario

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Nekoosa, Wisconsin

Port Huron, Michigan

Rothschild, Wisconsin

Windsor, Quebec

Pulp:

Dryden, Ontario

Kamloops, British Columbia

Plymouth, North Carolina

Chip Mills:

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Converting and Distribution—Onsite:

Ashdown, Arkansas

Rothschild, Wisconsin

Windsor, Quebec

Converting and Distribution—Offsite:

Addison, Illinois

Brownsville, Tennessee

Dallas, Texas

DuBois, Pennsylvania

Griffin, Georgia

Indianapolis, Indiana

Mira Loma, California

Owensboro, Kentucky

Ridgefields, Tennessee

Tatum, South Carolina

Washington Court House, Ohio

Guangzhou, China

Forms Manufacturing:

Dallas, Texas

Indianapolis, Indiana

Rock Hill, South Carolina

Enterprise Group*—United States:

Birmingham, Alabama

Phoenix, Arizona

Little Rock, Arkansas

San Lorenzo, California

Riverside, California

Denver, Colorado

Jacksonville, Florida

Lakeland, Florida

Medley, Florida

Duluth, Georgia

Boise, Idaho

Addison, Illinois

East Peoria, Illinois

Evansville, Indiana

Fort Wayne, Indiana

Indianapolis, Indiana

Altoona, Iowa

Kansas City, Kansas

Lexington, Kentucky

Louisville, Kentucky

Kenner, Louisiana

Mansfield, Massachusetts

Wayland, Michigan

Wayne, Michigan

Minneapolis, Minnesota

Jackson, Mississippi

Overland, Missouri

Omaha, Nebraska

Hoboken, New Jersey

Albuquerque, New Mexico

Buffalo, New York

Syracuse, New York

Charlotte, North Carolina

Brookpark, Ohio

Cincinnati, Ohio

Plain City, Ohio

Oklahoma City, Oklahoma

Tulsa, Oklahoma

Langhorne, Pennsylvania

Pittsburgh, Pennsylvania

Rock Hill, South Carolina

Chattanooga, Tennessee

Knoxville, Tennessee

Memphis, Tennessee

Antioch, Tennessee

El Paso, Texas

Garland, Texas

Houston, Texas

San Antonio, Texas

Salt Lake City, Utah

Richmond, Virginia

Kent, Washington

Vancouver, Washington

Milwaukee, Wisconsin

Enterprise Group*—Canada:

Calgary, Alberta

Dorval, Quebec

Etobicoke, Ontario

Delta, British Columbia

Regional Replenishment Centers (RRC)—United States:

Charlotte, North Carolina

Addison, Illinois

Garland, Texas

Jacksonville, Florida

Langhorne, Pennsylvania

Mira Loma, California

Kent, Washington

Regional Replenishment Centers (RRC)—Canada:

Richmond, Quebec

Missisauga, Ontario

Winnipeg, Manitoba

Representative office—International

Hong Kong, China

Distribution

Head Office:

Covington, Kentucky

Ariva—Eastern Region:

Albany, New York

Boston, Massachusetts

Harrisburg, Pennsylvania

Hartford, Connecticut

Lancaster, Pennsylvania

New York, New York

Philadelphia, Pennsylvania

Southport, Connecticut

Washington, DC / Baltimore, Maryland

Ariva—MidWest Region:

Covington, Kentucky

Cincinnati, Ohio

Cleveland, Ohio

Columbus, Ohio

Dayton, Ohio

Dallas/Fort Worth, Texas

Fort Wayne, Indiana

Indianapolis, Indiana

Ariva—Canada:

Ottawa, Ontario

Toronto, Ontario

Montreal, Quebec

Quebec City, Quebec

Halifax, Nova Scotia

Mount Pearl, Newfoundland

Personal Care

Attends North America—Head Office, Manufacturing and Distribution:

Greenville, North Carolina

*	Enterprise Group is involved in the sale and distribution of Domtar papers, notably continuous forms, cut size business papers as well as digital papers, converting rolls and specialty products.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. The Company periodically reviews the status of these proceedings and assesses the likelihood of any adverse judgments or outcomes of these legal proceedings, as well as analyzes probable losses. Although the final outcome of any legal proceeding is subject to a number of variables and cannot be predicted with any degree of certainty, management currently believes that the ultimate outcome of current legal proceedings will not have a material adverse effect on the Company’s long-term results of operations, cash flow or financial position. However, an adverse outcome in one or more of the following significant legal proceedings could have a material adverse effect on our results or cash flow in a given quarter or year.

Prince Albert facility

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. In a grievance relating to the closure of the Prince Albert facility, the union claimed that it was entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held in February 2010, and the arbitrator ruled in favor of the Company on August 24, 2010. As a result of the sale of the Prince Albert facility to Paper Excellence Canada Holdings Corporation (“Paper Excellence”) in May 2011, the union agreed to release any claims for judicial review it may have against the Company in relation to the grievance.

Acquisition of E.B. Eddy Limited and E.B. Eddy Paper, Inc.

In July 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $118 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $108 million (CDN$110 million).

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

Asbestos claims

Various asbestos-related personal injury claims have been filed in U.S. state and federal courts against Domtar Industries Inc. and certain other affiliates of the Company in connection with alleged exposure by people to products or premises containing asbestos. While the Company believes that the ultimate disposition of these matters, both individually and on an aggregate basis, will not have a material adverse effect on its financial condition, there can be no assurance that the Company will not incur substantial costs as a result of any such claim. These claims have not yielded a significant exposure in the past. The Company has recorded a provision for these claims and any reasonable possible loss in excess of the provision is not considered to be material.

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

During the first quarter of 2006, the pulp and paper mill in Prince Albert was closed due to poor market conditions. The Company’s management determined that the Prince Albert facility was no longer a strategic fit for the Company and would not be reopened. On May 3, 2011, Domtar sold its Prince Albert facility to Paper Excellence Canada Holdings Corporation (“Paper Excellence”). Paper Excellence agreed to assume all past, present and future known and unknown environmental liabilities and as such, the Company removed its reserve for environmental liabilities for this site in the second quarter of 2011.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar Inc. in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The appeal hearing has been scheduled for October 2012. The relevant government authorities selected a remediation plan on July 15, 2011. In the interim, no stay of execution has been granted or requested. The Company has recorded an environmental reserve to address estimated exposure and the reasonably possible loss in excess of the reserve is not considered to be material.

At December 31, 2011, the Company had a provision of $92 million ($107 million at December 31, 2010) for environmental matters and other asset retirement obligations. Certain of these amounts have been discounted due to more certainty of the timing of expenditures. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, result of operations or cash flows.

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

In the United States, Congress has considered legislation to reduce emissions of GHGs, although it appears unlikely that any Federal legislation will be actively considered again until after the 2012 elections. Several states already are regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) is expected, in 2012, to propose GHG permitting requirements for some existing industrial facilities under the agency’s existing Clean Air Act authority. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG containment and reduction programs or to pay taxes or other fees with respect to any failure to achieve the mandated results. This, in turn, will increase the Company’s operating costs, which, to the extent passed through to customers, could reduce demand for the Company’s products. However, the Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

The province of Quebec initiated, as part of its commitment to the Western Climate Initiative (“WCI”), a GHG cap-and-trade system on January 1, 2012. Reduction targets for Quebec are expected to be promulgated later in 2012, to be effective January 1, 2013. There are presently no federal or provincial legislation on regulatory obligations to reduce GHGs for the Company’s pulp and paper operations elsewhere in Canada.

While it is likely that there will be increased regulation relating to GHG emissions in the future, at this stage it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations. The impact could, however, be material.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS.” The following table sets forth the price ranges of our common stock during 2011 and 2010.

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2011 Quarter
First	93.88	75.49	91.78	92.71	75.43	89.00
Second	105.80	84.72	94.72	102.31	81.53	91.37
Third	99.65	64.58	68.17	95.44	63.88	71.36
Fourth	85.21	62.28	79.96	84.82	66.12	81.51

Year	105.80	62.28	79.96	102.31	63.88	81.51

2010 Quarter
First	69.99	47.26	64.41	70.75	50.90	65.44
Second	78.93	48.33	49.15	79.36	50.75	52.02
Third	66.44	46.25	64.58	69.50	48.85	67.00
Fourth	84.96	62.86	75.92	86.28	64.36	75.69

Year	84.96	46.25	75.92	86.28	48.85	75.69

HOLDERS

At December 31, 2011, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 10,819 and the number of shareholders of record (registered and non-registered) of Domtar (Canada) Paper Inc. exchangeable shares was approximately 6,311.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

In 2011, Domtar Corporation declared and paid four quarterly dividends. The first quarter dividend was $0.25 per share relating to 2010 and the remainder were $0.35 per share relating to 2011, to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $10 million, $15 million and $13 million were paid on April 15, July 15 and October 17, 2011, respectively, and the fourth quarter dividend of approximately $13 million was paid on January 17, 2012.

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

On February 22, 2012, our Board of Directors approved a quarterly dividend of $0.35 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on April 16, 2012 to shareholders of record on March 15, 2012.

In addition, on May 4, 2010 the Board of Directors authorized a stock repurchase program (the “Program”) for up to $150 million of the Company’s common stock. On May 4, 2011, the Company’s Board of Directors approved an increase to the Program from $150 million to $600 million. On December 15, 2011, the Company’s Board of Directors approved another increase to the Program from $600 million to $1 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns.

The Company makes open market purchases of its common stock using general corporate funds. Additionally, it may enter into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements require the Company to make an up-front payment to the counterparty financial institution which results in either (i) the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or (ii) the receipt of either stock or cash at the maturity of the agreements depending upon the price of the stock.

During 2011, the Company repurchased 5,921,732 shares at an average price of $83.52 for a total cost of $494 million.

During 2010, the Company repurchased 738,047 shares at an average price of $59.96 for a total cost of $44 million. Also in 2010, the Company entered into structured stock repurchase agreements that did not result in the repurchase of shares but resulted in net gains of $2 million which are recorded as a component of Shareholders’ equity.

All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

Share repurchase activity under our share repurchase program was as follows during the year ended December 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
January 1 through March 31, 2011	789,957	$87.79	789,957	$36,396
April 1 through June 30, 2011	1,682,047	$98.27	1,682,047	$321,105
July 1 through September 30, 2011	2,515,791	$76.13	2,515,791	$129,575
October 1 through December 31, 2011	933,937	$73.23	933,937	$461,186

	5,921,732	$83.52	5,921,732	$461,186

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on March 7, 2007 with a $100 investment in an equally-weighted portfolio of a peer group(1), and a $100 investment in the S&P 400 Midcap Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

In May 2011, Domtar Corporation was added to the Standard and Poor’s MidCap 400 Index and will be using this Index going forward.

(1)	On May 18, 2007, the Human Resources Committee of the Board of Directors established performance measures as part of the Performance Conditioned Restricted Stock Unit (“PCRSUs”) Agreement including the achievement of a total shareholder return compared to a peer group. The 2011 peer group includes Buckeye Technologies Inc., Clearwater Paper Corporation, RockTenn Company, Temple-Inland Inc, Kapstone Paper & Packaging Corporation, Schweitzer-Mauduit International Inc., and Sonoco Products Company, Glatfelter Corporation, International Paper Co., MeadWestvaco Corporation, Packaging Corp. of America, Sappi Ltd., Smurfit-Stone Container Corp., UPM-Kymmene Corp., and Wausau Paper Corporation.

This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends and special dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following sets forth selected historical financial data of the Company for the periods and as of the dates indicated. The selected financial data as of and for the fiscal years then ended have been derived from the audited financial statements of Domtar Corporation. The 2007 fiscal year ended on the last Sunday of the calendar year. Starting in 2008, the fiscal year was based on the calendar year and ends December 31.

The Company acquired Domtar Inc. as of March 7, 2007. Accordingly, the results of operations for Domtar Inc. are reflected in the financial statements only as of and for the period after that date. Prior to March 7, 2007, the financial statements of the Company reflect only the results of operations of the Weyerhaeuser Fine Paper Business. The following table should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008(1)	December 30, 2007
(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$5,612	$5,850	$5,465	$6,394	$5,947
Closure and restructuring costs and, impairment and write-down of goodwill, property, plant and equipment and intangible assets	137	77	125	751	110
Depreciation and amortization	376	395	405	463	471
Operating income (loss)	592	603	615	(437)	270
Net earnings (loss)	365	605	310	(573)	70
Net earnings (loss) per share—basic	$9.15	$14.14	$7.21	($13.33)	$1.77
Net earnings (loss) per share—diluted	$9.08	$14.00	$7.18	($13.33)	$1.76
Cash dividends declared per common and exchangeable share	$1.30	$0.75	—	—	—

Balance Sheet Data:
Cash and cash equivalents	$444	$530	$324	$16	$71
Net property, plant and equipment	3,459	3,767	4,129	4,301	5,362
Total assets	5,869	6,026	6,519	6,104	7,726
Long-term debt	837	825	1,701	2,110	2,213
Total shareholders’ equity	2,972	3,202	2,662	2,143	3,197

(1)	In 2008, the Company conducted an impairment test on its goodwill and concluded that goodwill was impaired and the Company recorded a non-cash impairment charge of $321 million. Also in 2008, the Company conducted impairment tests on its Dryden and Columbus facilities and concluded the assets were impaired and recorded a non-cash impairment charge of $360 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s audited consolidated financial statements and notes thereto included in Part II, in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the twelve month periods ended December 31, 2011, 2010 and 2009. The twelve month periods are also referred to as 2011, 2010 and 2009.

EXECUTIVE SUMMARY

In 2011, we reported operating income of $592 million, a decrease of $11 million compared to $603 million in 2010. This decrease is mainly attributable to increased asset impairment and write-down of property, plant and equipment as well as restructuring charges recorded in 2011, combined with an overall decrease in sales. Our overall sales decreased due to decreased demand in our Pulp and Paper and Distribution segments. The operating profit of 2010 included the net loss on the sale of our Wood business and our Woodland, Maine mill. In addition, we recorded $25 million of fuel tax credits, which had a positive impact on our results. Excluding those 2010 items, operating profit improved as compared to 2010. This is due to the acquisition of Attends Healthcare Inc., in the third quarter of 2011 and increased sales prices in paper.

These and other factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis.

Prices for pulp are still expected to continue to remain under pressure in certain geographies, while market dynamics in the Asian markets are stabilizing. In fine papers, North American demand is expected to decline at a rate of 2-4% in 2012, consistent with long-term forecasts. Any acceleration in employment growth may help mitigate the structural decline in paper demand. Inflation on input costs is expected to be moderate in 2012.

Closure and restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

During the fourth quarter of 2011, we decided to withdraw from one of our U.S. multiemployer pension plans and recorded an estimated withdrawal liability and a charge to earnings of $32 million. We also incurred in the fourth quarter of 2011, a $9 million loss from a pension curtailment associated with the conversion of certain of our U.S defined benefit pension plans to defined contribution pension plans.

Following the permanent closure announced on December 18, 2008 of our Lebel-sur-Quévillon pulp mill and sawmill, we recorded a $4 million loss related to pension curtailment in 2009. Operations at the pulp mill had been indefinitely idled since November 2005 due to unfavorable economic conditions and the sawmill had been indefinitely idled since 2006. At the time, the pulp mill and sawmill employed 425 and 140 employees, respectively. The Lebel-sur-Quévillon pulp mill had an annual production capacity of 300,000 metric tons. During 2011, we reversed $2 million of severance and termination provision and following the signing of a definitive agreement (see Item II, Part 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 27 “Subsequent events”), we recorded a $12 million write-down for the remaining fixed assets net book value, a component of Impairment and write-down of property, plant and equipment.

On March 29, 2011, we announced that on July 1, 2011, we would permanently shut down one paper machine at our Ashdown, Arkansas pulp and paper mill. We subsequently postponed the shut down of the paper machine until August 1, 2011. The closure resulted in an aggregate pre-tax charge to earnings of approximately $75 million, which included $74 million in non-cash charges relating to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts and $1 million related to other costs. This closure reduced Domtar’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons and the mill’s workforce by approximately 110 employees. Operations ceased on August 1, 2011.

On February 1, 2011, we announced the closure of our Langhorne, Pennsylvania forms converting center. The closure resulted in a charge to earnings of $4 million for severance and termination costs. The closure affected 48 employees.

In November 2010, we announced the start up of our new fluff pulp machine in Plymouth, North Carolina, which increased annual fluff pulp making capacity to approximately 444,000 metric tons. The conversion of our Plymouth pulp and paper mill in 2009 is discussed below.

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

Our Prince Albert pulp and paper mill was closed in the first quarter of 2006 due to poor market conditions and had not been operated since. Our management determined that our Prince Albert facility was no longer a strategic fit, and would not be reopened. On May 3, 2011, we sold our Prince Albert pulp and paper mill to Paper Excellence, and recorded a loss on sale of $12 million in the second quarter of 2011.

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

Sale of Woodland, Maine hardwood market pulp mill

On September 30, 2010, we sold our Woodland hardwood market pulp mill, hydro electric assets and related assets, located in Baileyville, Maine and New Brunswick, Canada. The purchase price was for an aggregate value of $60 million plus net working capital of $8 million. The sale resulted in a gain on disposal of the Woodland, Maine mill of $10 million net of related pension curtailments costs of $2 million.

The Woodland, Maine mill was our only non-integrated hardwood market pulp mill. It had an annual production capacity of 395,000 metric tons and employed approximately 300 people.

Sale of Wood business

On June 30, 2010, we sold our Wood business to EACOM Timber Corporation (“EACOM”), following the obtainment of various third party consents and customary closing conditions, which included approvals of transfers of cutting rights in Quebec and Ontario, for proceeds of $75 million (CDN$80 million) plus elements of working capital of approximately $42 million (CDN$45 million). We received 19% of the proceeds in shares of EACOM representing an approximate 12% ownership interest in EACOM. The sale resulted in a loss on disposal of the Wood business and related pension and other post retirement benefit plan curtailments and settlements of $50 million, which was recorded in the second quarter of 2010 in Other operating (income) loss on the Consolidated Statement of Earnings. Our investment in EACOM was then accounted for under the equity method.

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

In December 2010, in an unrelated transaction, we sold our remaining investment in EACOM Timber Corporation for CDN$0.51 per common share for net proceeds of $24 million (CDN$24 million) resulting in no further gain or loss. We have fiber supply agreements in place with our former wood division at our Espanola facility. Since these continuing cash outflows are expected to be significant to the former Wood business, the sale of the Wood business did not qualify as a discontinued operation under ASC 205-20.

Dividend and Stock Repurchase Program

In 2011, we repurchased 5,921,732 shares at $83.52 for a total of $494 million and paid dividends of $49 million.

Cellulosic Biofuel Credit

In July 2010, the U.S. Internal Revenue Service (“IRS”) Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulose biofuel sold or used before January 1, 2010, is eligible for the cellulosic biofuel producer credit (“CBPC”) and would not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 would qualify for the $1.01 non-refundable CBPC. A taxpayer could be able to claim the credit on its federal income tax return for the 2009 tax year upon the receipt of a letter of registration from the IRS and any unused CBPC could be carried forward until 2015 to offset a portion of federal taxes otherwise payable.

We had approximately 207 million gallons of cellulose biofuel that qualified for this CBPC for which we had not previously claimed under the Alternative Fuel Mixture Credit (“AFMC”) that represented approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we were successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFMC and CBPC could be claimed in the same year for different volumes of biofuel. In November 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in Income tax expense (benefit) on the Consolidated Statement of Earnings for December 31, 2010. As of December 31, 2011, approximately $25 million of this credit remains to offset future U.S. federal income tax liability.

Valuation Allowances

In 2011, we recorded a valuation allowance of $4 million related to state tax credits in U.S. that we expect to expire prior to utilization. This impacted the U.S. and overall consolidated effective tax rate for 2011.

In 2010, we released the valuation allowance on our Canadian net deferred tax assets during the fourth quarter. The full $164 million valuation allowance balance that existed at January 1st, 2010 was either utilized during 2010 or reversed at the end of 2010 based on future projected income, which impacted the Canadian and overall consolidated effective tax rate.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. Although the credit ended at the end of 2009, in 2010, we recorded $25 million of such credits in Other operating (income) loss on the Consolidated Statement of Earnings (Loss) compared to $498 million in 2009. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. We recorded an income tax expense of $7 million in 2010 compared to $162 million in 2009 related to the alternative fuel mixture income. The amounts for the refundable credits were based on the volume of alternative bio fuel mixtures produced and burned during that period.

In 2009, we received a $140 million cash refund and another $368 million cash refund, net of federal income tax offsets, in 2010. Additional information regarding unrecognized tax benefits is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 10 “Income taxes.”

Although we do not expect a significant change in our unrecognized tax benefits associated with the alternative fuel tax credits from 2009 during the next 12 months, a favorable audit by the IRS or the issuance of authoritative guidance could result in the recognition of some or all of these previously unrecognized tax benefits. As of December 31, 2011, we have gross unrecognized tax benefits and interest of $192 million and related deferred tax assets of $15 million associated with the alternative fuel tax credits. The recognition of these benefits, $177 million net of deferred taxes, would impact the effective tax rate.

RECENT DEVELOPMENTS

Acquisition of Attends Healthcare Limited

On January 26, 2012, we announced the signing of a definitive agreement for the acquisition of privately-held Attends Healthcare Limited (“Attends Europe”), a manufacturer and supplier of adult incontinence care products in Europe, from Rutland Partners. The purchase price is estimated at $236 million (£180 million), including assumed debt. Attends Europe operates a manufacturing, research and development and distribution facility in Aneby, Sweden, and also operates distribution centers in Scotland and Germany. Attends Europe has approximately 413 employees. The transaction is expected to close during the first quarter of 2012, subject to customary closing conditions. The acquired business will be presented under our new reporting segment, “Personal Care”.

Sale of Lebel-sur-Quévillon assets

On January 31, 2012, we announced the signing of a definitive agreement with Fortress Global Cellulose Ltd (“Fortress”), and with a subsidiary of the Government of Quebec, for the sale of our Lebel-sur-Quévillon assets. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2012. All pulp and sawmilling assets including the buildings and equipment will be sold to Fortress for the nominal sum of $1 and all lands related to the facilities will be sold to a subsidiary of the Government of Quebec for the nominal sum of $1. The manufacturing operations at the pulp mill ceased in November 2005 due to unfavorable economic conditions while sawmilling operations at the facility ceased in 2006.

Tender offer for certain outstanding notes

On February 22, 2012, we announced the commencement of a cash tender offer for our outstanding 10.75% Notes due 2017 (the “First Priority Notes”), 9.5% Notes due 2016 (the “Second Priority Notes”), 7.125% Notes due 2015 (the “Third Priority Notes”) and 5.375% Notes due 2013 (the “Fourth Priority Notes”) such that the maximum aggregate consideration for Notes purchased in the tender offer, excluding accrued and unpaid interest, which will not exceed $250 million. The tender offer is scheduled to expire at 12:00 midnight, New York City time, on March 20, 2012, unless extended or earlier terminated.

We may waive, increase or decrease the maximum payment amount at our sole discretion. Our obligation to consummate the tender offer is conditioned upon the satisfaction or waiver of certain conditions, including obtaining approximately $250 million of proceeds from a debt financing, on terms and conditions reasonably satisfactory to us, at or before the expiration date of the tender.

OUR BUSINESS

We operate the following business activities: Pulp and Paper (previously named “Papers”), Distribution (previously named “Paper Merchants”) and Personal Care. A description of our business is included in Part I, Item 1, Business of this Annual Report on Form 10-K.

Pulp and Paper

We produce 4.3 million metric tons of hardwood, softwood and fluff pulp at 12 of our 13 mills. The majority of our pulp is consumed internally to manufacture paper and consumer products, with the balance being sold as market pulp. We also purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We have 10 pulp and paper mills (eight in the United States and two in Canada), with an annual paper production capacity of approximately 3.5 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 15 converting and distribution operations including a network of 12 plants located offsite of our paper making operations. Also, we have forms manufacturing operations at one offsite converting and distribution operations and two stand-alone forms manufacturing operations.

Approximately 78% of our paper production capacity is in the U.S., and the remaining 22% is located in Canada. We produce market pulp in excess of our internal requirements at our three non-integrated pulp mills in Kamloops, Dryden, and Plymouth as well as at our pulp and paper mills in Espanola, Ashdown, Hawesville, Windsor, Marlboro and Nekoosa. We have the capacity to sell approximately 1.7 million metric tons of pulp per year depending on market conditions. Approximately 43% of our trade pulp production capacity is in the U.S., and the remaining 57% is located in Canada.

Distribution

Our Distribution business involves the purchasing, warehousing, sale and distribution of our various products and those of other manufacturers. These products include business, printing and publishing papers and certain industrial products. These products are sold to a wide and diverse customer base, which includes small, medium and large commercial printers, publishers, quick copy firms, catalog and retail companies and institutional entities.

Our Distribution business operates in the United States and Canada under a single banner and umbrella name, Ariva. Ariva operates throughout the Northeast, Mid-Atlantic and Midwest areas from 17 locations in the United States, including 13 distribution centers serving customers across North America. The Canadian business operates in two locations in Ontario, two locations in Quebec; and from two locations in Atlantic Canada.

Sales are executed by our sales force, based at branches strategically located in served markets. We distribute about 51% of our paper sales from our own warehouse distribution system and approximately 49% of our paper sales through mill-direct deliveries (i.e., deliveries directly from manufacturers, including ourselves, to our customers).

Personal Care

Our Personal Care business sells and markets a complete line of high quality and innovative adult incontinence products and distributes disposable washcloths marketed primarily under the Attends® brand name. We are one of the leading suppliers of adult incontinence products sold into North American hospitals (acute care) and nursing homes (long-term care) and we have a strong and growing presence in the domestic homecare and retail channels. We operate nine different production lines to manufacture our products, with all nine lines having the ability to produce multiples items within each category.

Wood

Before the sale of our Wood business on June 30, 2010, our Wood business comprised the manufacturing, marketing and distribution of lumber and wood-based value-added products, and the management of forest resources. We operated seven sawmills with a production capacity of approximately 900 million board feet of lumber and one remanufacturing facility.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENTS REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the years ended December 31, 2011, 2010 and 2009:

FINANCIAL HIGHLIGHTS	December 31, 2011	December 31, 2010	December 31, 2009
(In millions of dollars, unless otherwise noted)
Sales	$5,612	$5,850	$5,465
Operating income	592	603	615
Net earnings	365	605	310
Net earnings per common share (in dollars) [1]:
Basic	9.15	14.14	7.21
Diluted	9.08	14.00	7.18
Operating income (loss) per segment:
Pulp and Paper	$581	$667	$650
Distribution	—	(3)	7
Personal Care	7	—	—
Wood	—	(54)	(42)
Corporate	4	(7)	—

Total	$592	$603	$615

	At December 31, 2011	At December 31, 2010	At December 31, 2009
Total assets	$5,869	$6,026	$6,519
Total long-term debt, including current portion	$841	$827	$1,712

1	Refer to Part II, Item 8, Financial Statements and Supplementary Data on this Annual Report on Form 10-K, under Note 6 “Earnings per Share”.

YEAR ENDED DECEMBER 31, 2011 VERSUS

YEAR ENDED DECEMBER 31, 2010

Sales

Sales for 2011 amounted to $5,612 million, a decrease of $238 million, or 4%, from sales of $5,850 million in 2010. The decrease in sales is mainly attributable to the closure of our Columbus, Mississippi paper mill, the sale of our Woodland, Maine market pulp mill in 2010 ($150 million) and the sale of our Wood business in 2010 ($139 million). In addition, volumes for our pulp and paper decreased ($29 million) and our Distribution segment decreased ($118 million) as a result of the sale of a business unit in the first quarter of 2011 and from difficult market conditions. This decrease was slightly offset by the increase in sales due to the acquisition of Attends Healthcare Inc., in 2011 ($71 million), and slightly higher selling prices in all our segments ($83 million).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $4,171 million in 2011, a decrease of $246 million, or 6%, compared to cost of sales, excluding depreciation and amortization, of $4,417 million in 2010. This decrease is mainly attributable to the impact of lower shipments in our Pulp and Paper ($140 million) due to the sale of our Woodland, Maine market pulp mill and Distribution segment ($113 million) due to the sale of a business unit, and the sale of our Wood business ($131 million). In addition, there were decreased maintenance costs ($34 million), lower costs for energy and fiber ($33 million and $12 million, respectively). These factors were offset by the acquisition of Attends Healthcare Inc., ($56 million), increased costs for chemicals and freight ($60 million and $33 million, respectively) and the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($37 million).

Depreciation and Amortization

Depreciation and amortization amounted to $376 million in 2011, a decrease of $19 million, or 5%, compared to depreciation and amortization of $395 million in 2010. This decrease is primarily due to the sale of our Wood business in the second quarter of 2010, the sale of our Woodland, Maine market pulp mill in the third quarter of 2010 and the closure of a paper machine at our Ashdown, Arkansas pulp and paper mill in the third quarter of 2011, partially offset by the acquisition of Attends of $4 million.

Selling, General and Administrative Expenses

SG&A expenses amounted to $340 million in 2011, an increase of $2 million, or 1%, compared to SG&A expenses of $338 million in 2010. This increase in SG&A is primarily due to a post-retirement curtailment gain of $10 million recorded in 2010, related to the harmonization of certain of our post-retirement benefit plans and the acquisition of Attends in 2011 ($4 million). This is offset by a decrease of $12 million related to our short-term incentive plan.

Other Operating (Income) Loss

Other operating income amounted to $4 million in 2011, an increase of $24 million compared to other operating loss of $20 million in 2010. This increase in other operating income is primarily due to net gains of $6 million from the sale of property, plant and equipment and businesses compared to a $33 million net loss in 2010 which was driven by a gain on sale of our Woodland, Maine market pulp mill of $10 million, offset by a loss on sale of our wood business of $50 million. Also, in 2010, other operating loss included a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $25 million which did not recur in 2011.

Operating Income

Operating income in 2011 amounted to $592 million, a decrease of $11 million compared to operating income of $603 million in 2010, in part due to the factors mentioned above, as well as higher impairment and write-down of property, plant and equipment ($35 million), due to accelerated depreciation related to the announced closure of a paper machine at our Ashdown, Arkansas pulp and paper mill and the impairment of assets at our Lebel-sur-Quévillion, Quebec mill, and higher closure and restructuring costs ($25 million) in 2011 primarily due to the withdrawal from one of our U.S. multiemployer pension plans and a recorded loss from a pension curtailment associated with the conversion of certain of our U.S. defined benefit pension plans to defined contribution plans. Additional information about impairment and write-down charges is included under the section “Impairment of Long-Lived assets,” under the caption “Critical Accounting Policies” of this MD&A.

Interest Expense

We incurred $87 million of net interest expense in 2011, a decrease of $68 million compared to interest expense of $155 million in 2010. This decrease in interest expense is primarily due to the repurchase of our 5.375%, 7.125% and 7.875% Notes and our term loan in the fourth quarter of 2010, on which we incurred tender offer premiums of $35 million, and a net loss on the reversal of a fair value decrement of $12 million.

Income Taxes

For 2011, our income tax expense amounted to $133 million compared to a tax benefit of $157 million for 2010.

During 2011, we have a significantly larger manufacturing deduction in the U.S. than in prior years since we utilized our remaining federal net operating loss carryforward in 2010. This deduction resulted in a tax benefit of $12 million which impacted the effective tax rate for 2011. We also recorded a $16 million tax benefit related to federal, state, and provincial credits and special deductions which reduced the effective tax rate for 2011. Additionally, we recognized a state tax benefit of $3 million due to the U.S. restructuring cost that impacted the 2011 effective tax rate by reducing state income tax expense.

During 2010, we recorded $25 million of income related to alternative fuel tax credits in Other operating (income) loss on the Consolidated Statement of Earnings. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. This income resulted in an income tax benefit of $9 million and an additional liability for uncertain income tax positions of $7 million, both of which impacted the U.S. effective tax rate for 2010. Additionally, we recorded a net tax benefit of $127 million from claiming a CBPC in 2010 ($209 million of CBPC net of tax expense of $82 million), which also impacted the U.S. effective tax rate. Finally, we released the valuation allowance on its Canadian net deferred tax assets during the fourth quarter of 2010. The full $164 million valuation allowance balance that existed at January 1, 2010 was either utilized during 2010 or reversed at the end of 2010 based on future projected income, which impacted the Canadian and overall consolidated effective tax rate.

Equity Earnings

We incurred a $7 million loss, net of taxes, with regards to our joint venture with Celluforce Inc.

Net Earnings

Net earnings amounted to $365 million ($9.08 per common share on a diluted basis) in 2011, a decrease of $240 million compared to net earnings of $605 million ($14.00 per common share on a diluted basis) in 2010, mainly due to the factors mentioned above.

FOURTH QUARTER OVERVIEW

For the fourth quarter of 2011, we reported operating income of $99 million, a decrease of $56 million compared to operating income of $155 million in the fourth quarter of 2010. Overall, our core operating results for the fourth quarter of 2011 declined when compared to the fourth quarter of 2010, primarily due to our Pulp and Paper segment. Sales prices declined quarter over quarter for pulp. Volume for paper decreased in the fourth quarter and volumes for our Distribution segment decreased as a result of the sale of a business unit earlier in 2011. The overall cost of chemicals and fiber also increased. Other items significantly impacting our operating income comparability are increased impairment and write-down of property, plant and equipment of $12 million due to the write-off of assets at our Lebel-sur-Quévillon, Quebec mill and increased closure and restructuring costs of $37 million relating primarily to the restructuring of certain U.S. pension benefit plans. These factors were offset by lower costs for energy and maintenance and the positive impact of the weakening Canadian dollar.

Our effective tax rate in the fourth quarter of 2011 of 14% was primarily the result of additional federal, state, and provincial credits and special deductions, state income tax benefits due to U.S. restructuring activity, and the mix of income between U.S. and foreign jurisdictions being subject to different rates. All three of these items resulted in tax benefits which reduced the effective tax rate in the fourth quarter.

YEAR ENDED DECEMBER 31, 2010 VERSUS

YEAR ENDED DECEMBER 31, 2009

Sales

Sales for 2010 amounted to $5,850 million, an increase of $385 million, or 7%, from sales of $5,465 million in 2009. The increase in sales was mainly attributable to higher average selling prices for pulp and paper ($375 million and $145 million, respectively) as well as higher shipments for pulp ($68 million), reflecting stronger market demand for pulp for the first half of 2010. These factors were partially offset by lower shipments for paper ($151 million) reflecting a decrease of 4% when compared to 2009 mostly due to the closure of our Columbus, Mississippi paper mill and the conversion to 100% fluff pulp production of our Plymouth pulp and paper mill. The sale of our Wood business in the second quarter of 2010 also partially offset this increase in sales.

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

Depreciation and Amortization

Depreciation and amortization amounted to $395 million in 2010, a decrease of $10 million, or 2%, compared to depreciation and amortization of $405 million in 2009. This decrease was primarily due to the sale of our Wood business in the second quarter of 2010 and by the write-down of property, plant and equipment due to the permanent closure of a paper machine and manufacturing equipment in the first and last quarters of 2009 at our Plymouth pulp and paper mill. These factors were partially offset by the negative impact of a stronger Canadian dollar in 2010 when compared to 2009.

Selling, General and Administrative Expenses

SG&A expenses amounted to $338 million in 2010, a decrease of $7 million, or 2%, compared to SG&A expenses of $345 million in 2009. This decrease in SG&A was primarily due to a post-retirement curtailment gain of $10 million related to the harmonization of certain of our post-retirement benefit plans. These factors were partially offset by the negative impact of a stronger Canadian dollar in 2010 when compared to 2009.

Other Operating (Income) Loss

Other operating loss amounted to $20 million in 2010, a decrease in other operating income of $517 million compared to other operating income of $497 million in 2009. This decrease in other operating income was primarily due to a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $25 million recognized in 2010 compared to $498 million recognized in 2009 as well as due to a loss on sale of our Wood business of $50 million recorded in 2010, partially offset by a gain on sale of our Woodland, Maine market pulp mill of $10 million recorded in 2010.

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

Interest Expense

We incurred $155 million of interest expense in 2010, an increase of $30 million compared to interest expense of $125 million in 2009. This increase in interest expense was primarily due to a charge of $47 million incurred on the repurchase of the 5.375%, 7.125% and 7.875% Notes in 2010, which included tender premiums and fees of $35 million and a net loss on the reversal of a fair value decrement of $12 million, as compared to a gain of $15 million related to the repurchase of the 7.875% Notes in 2009. This increase was partially offset by a lower long-term debt balance outstanding in 2010 compared to 2009.

Income Taxes

For 2010, our income tax benefit amounted to $157 million compared to a tax expense of $180 million for 2009.

During 2010, we recorded $25 million of income related to alternative fuel tax credits in Other operating (income) loss on the Consolidated Statement of Earnings. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. This income resulted in an income tax benefit of $9 million and an additional liability for uncertain income tax positions of $7 million, both of which impacted the U.S. effective tax rate for 2010. Additionally, we recorded a net tax benefit of $127 million from claiming a CBPC in 2010 ($209 million of CBPC net of tax expense of $82 million), which impacted the U.S. effective tax rate. Finally, we released the valuation allowance on its Canadian net deferred tax assets during the fourth quarter of 2010. The full $164 million valuation allowance balance that existed at January 1st, 2010 was either utilized during 2010 or reversed at the end of 2010 based on future projected income, which impacted the Canadian and overall consolidated effective tax rate.

As of December 31, 2009, the Company had a valuation allowance of $164 million on its Canadian net deferred tax assets, which primarily consisted of net operating losses, scientific research and experimental development expenditures not previously deducted and un-depreciated tax basis of property, plant, and equipment. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires significant judgment. All available evidence, both positive and negative, is considered when determining whether, based on the weight of that evidence, a valuation allowance is needed. Specifically, we evaluated the following items:

•	Historical income / (losses)—particularly the most recent three-year period

•	Reversals of future taxable temporary differences

•	Projected future income / (losses)

•	Tax planning strategies

•	Divestitures

In our evaluation process, we give the most weight to historical income or losses. During the fourth quarter of 2010, after evaluating all available positive and negative evidence, although realization is not assured, we determined that it was more likely than not that the Canadian net deferred tax assets would be fully realized in the future prior to expiration. Key factors contributing to this conclusion that the positive evidence ultimately outweighed the existing negative evidence during the fourth quarter of 2010 included the fact that the Canadian operations, excluding the loss-generating Wood business (sold to a third party on June 30, 2010) and elements of other comprehensive income, went from a three-year cumulative loss position to a three-year cumulative income position during the fourth quarter of 2010; we were able to demonstrate continual profitability throughout 2010 and were projected to continue to be profitable in the coming years.

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

PULP AND PAPER

SELECTED INFORMATION	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$4,953	$5,070	$4,632
Intersegment sales	(193)	(229)	(231)

	$4,760	$4,841	$4,401
Operating income	581	667	650
Shipments
Paper (in thousands of ST)	3,534	3,597	3,757
Pulp (in thousands of ADMT)	1,497	1,662	1,539

Sales and Operating Income

Sales

Sales in our Pulp and Paper segment amounted to $4,760 million in 2011, a decrease of $81 million, or 2%, compared to sales of $4,841 million in 2010. The decrease in sales is mostly attributable to lower shipments in both pulp and paper, due to the closure of our Columbus, Mississippi mill and the sale of our Woodland, Maine market pulp mill, partially offset by increased selling prices in pulp and paper.

Sales in our Pulp and Paper segment amounted to $4,841 million in 2010, an increase of $440 million, or 10%, compared to sales of $4,401 million in 2009. The increase in sales is mostly attributable to higher average selling prices for paper and higher average selling prices for pulp, as well as higher shipments for pulp of approximately 8%, reflecting stronger market demand for pulp in the first half of 2010. As a result of stronger market demand, we took lower lack-of-order downtime and machine slowdown in 2010 when compared to 2009. These factors were partially offset by lower shipments for paper of approximately 4%, due to the exit from the coated groundwood market with the closure of our Columbus, Mississippi paper mill and due to declining demand.

Operating Income

Operating income in our Pulp and Paper segment amounted to $581 million in 2011, a decrease of $86 million, when compared to operating income of $667 million in 2010. Overall, our operating results declined when compared to 2010 primarily due to increased impairment and write-off of property, plant and equipment of $35 million resulting from the impairments at our Ashdown and Lebel-sur-Quévillon mills and increased closure and restructuring of $25 million mainly due to our withdrawal from a U.S. multi-employer plan, and from a pension curtailment loss associated with the conversion of certain of our U.S. defined benefit pension plans to defined contribution pension plans. Our operating results also declined due to the overall decrease in sales and shipments as a result of lower demand of 63,000 tons related to paper compared to 2010, higher costs for chemicals and freight ($60 million and $33 million, respectively), and the negative impact of a stronger Canadian dollar ($37 million), partially offset by lower fiber costs and energy usage ($12 million and $33 million, respectively).

Operating income in our Pulp and Paper segment amounted to $667 million in 2010, an increase of $17 million, when compared to operating income of $650 million in 2009. Overall, our operating results improved in 2010 when compared to 2009 primarily due to higher average selling prices for our pulp and paper products. Our strategy of maintaining our production levels in line with our customer demand resulted in taking lack-of-order downtime and machine slowdowns of 30,000 tons of paper and nil metric tons of pulp in 2010 compared to 467,000 tons of paper and 261,000 metric tons of pulp in 2009. We saw an improvement in our pulp shipments, which experienced an 8% volume increase compared to 2009. In 2010, we also had lower chemicals and energy costs. These factors were partially offset by the $25 million in alternative fuel tax credits recorded in 2010, compared to the $498 million recorded in 2009 as well as by higher maintenance costs, higher fiber costs, higher freight costs and a negative impact of a stronger Canadian dollar (net of our hedging program). Other items significantly impacting our operating income comparability included net gains on disposals of property, plant and equipment and sale of businesses of $17 million recorded in 2010 compared to net losses of $4 million in 2009 and an aggregate $26 million charge in 2010 attributable to closure and restructuring costs compared to an aggregate $52 million charge in 2009.

Pricing Environment

Overall average sales prices in our paper business experienced a small increase in 2011 when compared to 2010. Our overall average paper sales prices were higher by $17/ton, or 2%, in 2011 compared to 2010.

Our average pulp sales prices experienced a small increase in 2011 compared to 2010. Our sales price increased by $15/metric ton, or 2%, in 2011 compared to 2010.

Overall average sales prices in our paper business experienced a small increase in 2010 compared to 2009. Our overall average paper sales prices were higher by $44/ton, or 4%, in 2010 compared to 2009.

Our average pulp sales prices experienced a large increase in 2010 compared to 2009. Our sales price increased by $224/metric ton, or 43%, in 2010 compared to 2009.

Operations

Shipments

Our paper shipments decreased by 63,000 tons, or 2%, in 2011 compared to 2010, primarily due to the closure of our Columbus, Mississippi paper mill and the conversion of our Plymouth, North Carolina mill to 100% fluff pulp production.

Our pulp trade shipments decreased by 165,000 metric tons, or 10%, in 2011 compared to 2010. The decrease is primarily due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. Excluding shipments from our Woodland, Maine mill, our pulp trade shipments increased by 146,000 metric tons or 11% compared to 2010, which resulted from an increase in market demand.

Our paper shipments decreased by 160,000 tons, or 4%, in 2010 compared to 2009, primarily due to the closure of our Columbus, Mississippi paper mill.

Our pulp trade shipments increased by 123,000 metric tons, or 8%, in 2010 compared to 2009. The increase in pulp shipments resulted mostly from an increase in market demand for the first half of 2010.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. Although the credit ended at the end of 2009, in 2010, we recorded $25 million of such credits in Other operating (income) loss on the Consolidated Statement of Earnings compared to $498 million in 2009. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. We recorded an income tax expense of $7 million in 2010 compared to $162 million in 2009 related to the alternative fuel mixture income. The amounts for the refundable credits are based on the volume of alternative bio fuel mixtures produced and burned during that period.

In 2009, we received a $140 million cash refund and another $368 million cash refund, net of federal income tax offsets, in 2010. Additional information regarding unrecognized tax benefits is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 10 “Income taxes.”

Although we do not expect a significant change in our unrecognized tax benefits associated with the alternative fuel tax credits from 2009 during the next 12 months, a favorable audit by the IRS or the issuance of authoritative guidance could result in the recognition of some or all of these previously unrecognized tax benefits. As of December 31, 2011, we have gross unrecognized tax benefits and interest of $192 million and related deferred tax assets of $15 million associated with the alternative fuel tax credits. The recognition of these benefits, $177 million net of deferred taxes, would impact the effective tax rate.

Labor

A new umbrella agreement with the United Steelworkers Union (“USW”), expiring in 2015, and affecting approximately 2,900 employees at eight U.S. mills and one converting operation, was ratified effective December 1, 2011. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years.

In Canada, the collective agreement expired in 2010 at our Windsor facility in Quebec, Canada, with the Confederation of National Trade Unions (“CNTU”). A new agreement was ratified in mid-November 2011. At the Espanola Mill facility, agreements have been reached with the Communication, Energy and Paperworkers Union of Canada (“CEP”), locals 74 and 156 and with the International Brotherhood of Electrical Workers (“IBEW”). Agreements that expired in 2009 at our Dryden facilities in Canada are being negotiated with the CEP and are on-going. These Canadian collective agreements are unrelated to the umbrella agreement with the USW covering our U.S. locations.

As of December 31, 2011, we have nine outstanding agreements; (including two agreements which are covered by the USW) affecting approximately 1,100 employees and twenty-eight ratified agreements affecting approximately 3,700 employees. The majority of employees are in the U.S. and Canada.

Closure and Restructuring

In 2011, we incurred $136 million of closure and restructuring costs ($76 million in 2010), including the impairment and write-down of property, plant and equipment of $85 million in 2011, compared to $50 million in 2010. For more details on the closure and restructuring costs, refer to Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 16 “Closure and restructuring costs and liability.”

Closure and restructuring costs are based on management’s best estimates. Although we do not anticipate significant changes, actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

2011

On March 29, 2011, we announced that on July 1, 2011, we would permanently shut down one paper machine at our Ashdown, Arkansas pulp and paper mill. We subsequently postponed the shut down of the paper machine until August 1, 2011. The closure resulted in an aggregate pre-tax charge to earnings of approximately $75 million, which included $74 million in non-cash charges relating to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts and $1 million related to other costs. This closure reduced Domtar’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons and the mill’s workforce by approximately 110 employees. Operations ceased on August 1, 2011.

During the fourth quarter of 2011, we decided to withdraw from one of our U.S. multiemployer pension plans and recorded an estimated withdrawal liability and a charge to earnings of $32 million. We also incurred, in the fourth quarter of 2011, a $9 million loss from a pension curtailment associated with the conversion of certain of our U.S. defined benefit pension plans to defined contribution pension plans.

Following the permanent closure announced on December 18, 2008 of our Lebel-sur-Quévillon pulp mill and sawmill, we recorded a $4 million loss related to pension curtailment in 2009. Operations at the pulp mill had been indefinitely idled since November 2005 due to unfavorable economic conditions and the sawmill had been indefinitely idled since 2006. At the time, the pulp mill and sawmill employed 425 and 140 employees, respectively. The Lebel-sur-Quévillon pulp mill had an annual production capacity of 300,000 metric tons. During 2011, we reversed $2 million of severance and termination provision and following the signing of a definitive agreement (see Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 27 “Subsequent events”) we recorded a $12 million write-down for the remaining fixed assets net book value, a component of Impairment and write-down of property, plant and equipment.

On February 1, 2011, we announced the closure of our Langhorne, Pennsylvania forms converting center. The closure resulted in a charge to earnings of $4 million for severance and termination costs. The closure affected 48 employees.

Our Prince Albert pulp and paper mill was closed in the first quarter of 2006 due to poor market conditions and had not been operated since. Our management determined that our Prince Albert facility was no longer a strategic fit, and would not be reopened. On May 3, 2011, we sold our Prince Albert pulp and paper mill to Paper Excellence, and recorded a loss on sale of $12 million in the second quarter of 2011.

2010

In November 2010, we announced the start up of our new fluff pulp machine in Plymouth, North Carolina, which had increased production capacity to approximately 444,000 metric tons. The conversion of our Plymouth pulp and paper mill in 2009 is discussed below.

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

2009

Our Prince Albert pulp and paper mill was closed in the first quarter of 2006 and has not been operated since. The dismantling of the paper machine and converting equipment was completed in 2008. In December 2009, we decided to dismantle the remaining facility. We removed machinery and equipment from the site and continue to evaluate other options for the site. As a result of a review of options for the disposal of the assets of this facility in the fourth quarter of 2009, we revised the estimated net realizable values of the remaining assets and recorded a non-cash write-down of $14 million in the fourth quarter of 2009, related to fixed assets, mainly a turbine and a boiler. The write-down represented the difference between the new estimated liquidation or salvage value of the fixed assets and their carrying values.

In February 2009, we announced the permanent shut down of a paper machine at our Plymouth pulp and paper mill, effective at the end of February 2009. This measure resulted in the permanent curtailment of approximately 293,000 tons of paper production capacity per year and affected approximately 185 employees. In October 2009, we announced that we would convert our Plymouth pulp and paper mill to 100% fluff pulp production at a cost of $74 million. Our annual fluff pulp making capacity increased to 444,000 metric tons as a result. The mill conversion also resulted in the permanent shut down of Plymouth’s remaining paper machine with an annual production capacity of 199,000 tons. The mill conversion helped preserve approximately 360 positions. In connection with this announcement, we recognized $13 million of accelerated depreciation in the fourth quarter of 2009, and a further $39 million of accelerated depreciation over the first nine months of 2010 was recorded in relation to the assets that ceased productive use in October 2010. The remaining assets of this facility were tested for impairment at the time of this 2009 announcement, and no additional impairment charge was required.

Our Woodland pulp mill, which was indefinitely idled in May 2009, was reopened effective June 26, 2009, and substantially all employees were called back to work in June for the restart of pulp production. Our Woodland pulp mill has an annual hardwood production capacity of approximately 398,000 metric tons, and approximately 300 employees were reinstated. The timely benefits from the refundable tax credits for the production and use of alternative bio fuel mixtures, and other important conditions, such as stronger global demand, improving prices and favorable currency exchange rates made the reopening possible. We sold our Woodland pulp mill on September 30, 2010 for $60 million plus net working capital of $8 million.

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

Other

Natural Resources Canada Pulp and Paper Green Transformation Program

On June 17, 2009, the Government of Canada announced that it was developing a Pulp and Paper Green Transformation Program (“the Green Transformation Program”) to help pulp and paper companies make investments to improve the environmental performance of their Canadian facilities. The Green Transformation Program was capped at CDN$1 billion. The funding of capital investments at eligible mills must be completed no later than March 31, 2012 and all projects are subject to the approval of the Government of Canada.

Eligible projects must demonstrate an environmental benefit by either improving energy efficiency or increasing renewable energy production. Although amounts will not be received until qualifying capital expenditures have been made, we have been allocated $141 million (CDN$143 million) through this Green Transformation Program, of which all have been approved. The funds are to be spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received will be accounted for as an offset to the applicable plant and equipment asset amount. As of December 31, 2011, we have received a total of $123 million (CDN$125 million) ($72 million in 2011 and $51 million in 2010), mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills.

DISTRIBUTION

SELECTED INFORMATION	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
(In millions of dollars)
Sales	$781	$870	$873
Operating income (loss)	—	(3)	7

Sales and Operating Income

Sales

Sales in our Distribution segment amounted to $781 million in 2011, a decrease of $89 million compared to sales of $870 million in 2010. This decrease in sales is mostly attributable to a decrease in deliveries of 14%, resulting from the sale of a business unit at the end of the first quarter of 2011 and from difficult market conditions.

Sales in our Distribution segment amounted to $870 million in 2010, a decrease of $3 million compared to sales of $873 million in 2009. This decrease in sales was mostly attributable to a decrease in shipments of approximately 2%.

Operating Income (Loss)

Operating income amounted to nil in 2011, an increase of $3 million when compared to operating loss of $3 million in 2010. The increase in operating income is attributable to the gain on sale of a business unit of $3 million at the end of the first quarter of 2011.

Operating loss amounted to $3 million in 2010, a decrease in operating income of $10 million when compared to operating income of $7 million in 2009. The decrease in operating income was attributable to margins temporarily contracting due to supplier price increases, as well as to a decrease in deliveries in 2010 when compared to 2009.

Operations

Labor

We have collective agreements covering six locations in the U.S., of which one expired in 2011, one will expire in 2012 and four will expire in 2013. We have four collective agreements covering four locations in Canada, of which one expired in 2008, one expired in 2009 and two will expire in 2013.

PERSONAL CARE

SELECTED INFORMATION	Year ended December 31, 2011
(In millions of dollars)
Sales	$71
Operating income	7

Sales and Operating Income

Sales

Sales in our Personal Care segment amounted to $71 million for the year ended December 31, 2011, representing only four months of operations, following the completion of the acquisition on September 1, 2011.

Operating Income

Operating income amounted to $7 million for the year ended December 31, 2011, representing only four months of operations, following the completion of the acquisition on September 1, 2011 and included the negative impact of purchase accounting fair value adjustments of $1 million.

Operations

Labor

We employ approximately 330 non-unionized employees, almost entirely in the United States.

For more details on the acquisition, refer to Part II, Item 8, Financial Statement and Supplementary Data, of this Annual Report on Form 10-K, under Note 3 “ Acquisition of Business”.

WOOD

SELECTED INFORMATION	Year ended December 31, 2010	Year ended December 31, 2009
(In millions of dollars, unless otherwise noted)
Sales	$150	$211
Intersegment sales	(11)	(20)

	139	191
Operating loss	(54)	(42)
Shipments (millions of FBM)	351	574
Benchmark prices[1]:
Lumber G.L. 2x4x8 stud ($/MFBM)	$348	$259
Lumber G.L. 2x4 R/L no. 1 & no. 2 ($/MFBM)	350	270

[1]	Source: Random Lengths. As such, these prices do not necessarily reflect our sales prices.

Sale of Wood business

On June 30, 2010, we sold our Wood business to EACOM and exited the manufacturing and marketing of lumber and wood-based value-added products. We have fiber supply agreements in place with our former wood division at our Espanola facility. Since these continuing cash outflows are expected to be significant to the former Wood business, the sale of the Wood business did not qualify as a discontinued operation under ASC 205-20.

Sales

Sales in our Wood segment amounted to $139 million in 2010, a decrease of $52 million, or 27%, compared to sales of $191 million in 2009. The decrease in sales was attributable to the sale of our Wood business at the end of the second quarter of 2010, partially offset by an increase in sales attributable to higher average selling prices for wood products.

Operating Loss

Operating loss in the Wood segment amounted to $54 million in 2010, an increase of $12 million compared to an operating loss of $42 million in 2009, mostly attributable to the loss on sale of our Wood business of $50  million recorded in the second quarter of 2010, partially offset by higher margins.

STOCK-BASED COMPENSATION EXPENSE

In February and September 2011, a number of new equity awards were granted, consisting of restricted stock units, non-qualified stock options and performance stock options, which are subject to service and performance conditions.

For the year ended December 31, 2011, compensation expense recognized in our results of operations was approximately $23 million, for all of the outstanding awards, compared to $25 million in 2010. Compensation costs not yet recognized amounted to approximately $16 million in 2011 (2010—$22 million), and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $571 million is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

Our ability to make payments on and to refinance our indebtedness, including debt we could incur under the credit facility and outstanding Domtar Corporation notes, and for ongoing operating costs including pension contributions, working capital, capital expenditures, as well as principal and interest payments on our debt, will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facility and debt indentures, as well as terms of any future indebtedness, impose, or may impose, various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Operating Activities

Cash flows provided from operating activities totaled $883 million in 2011, a $283 million decrease compared to $1,166 million in 2010. This decrease in cash flows provided from operating activities is primarily related to the $368 million cash received in the second quarter of 2010 with regards to the alternative fuel tax credits.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in 2011 amounted to $395 million, a $453 million decrease compared to cash flows provided from investing activities of $58 million in 2010. This decrease in cash flows provided from investing activities is primarily related to the acquisition of Attends Healthcare, Inc. for $288 million. In addition, there were lower proceeds from the sale of businesses and investments of $175 million due to the prior year sale of our Wood business and the sale of our Woodland, Maine market pulp mill in 2011. This was partially offset by lower capital spending of $9 million in 2011.

We intend to limit our annual capital expenditures to approximately 60% of annual depreciation expense in 2012.

Financing Activities

Cash flows used for financing activities totaled $574 million in 2011 compared to $1,018 million in 2010. This $444 million decrease in cash flows used for financing activities is mainly attributable to the repurchase of our 10.75% Notes for $15 million in 2011 versus the repayment in full of our tranche B term loan for $336 million in 2010 and the repurchase of $560 million of our 5.375%, 7.125% and 7.875% Notes in 2010. These factors were partially offset by higher common stock repurchases of $494 million in 2011 when compared to $44 million in 2010 as well as dividend payments of $49 million in 2011 compared to $21 million in 2010.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $404 million at December 31, 2011, compared to $320 million at December 31, 2010. The $84 million increase in net indebtedness is primarily due to a lower cash level as a result of cash from operating activities net of cash used for investing and financing activities resulting in a reduction of cash and cash equivalents partially due to the purchase of Attends Healthcare, Inc., and increased activity under the common stock repurchase program.

On June 23, 2011, we entered into a new $600 million Credit Agreement (the “Credit Agreement”). The Credit Agreement replaced our existing $750 million revolving credit facility that was scheduled to mature March 7, 2012. We intend to use the new revolving Credit Agreement for general corporate purposes, including working capital, capital expenditures and acquisitions.

The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility) that matures on June 23, 2015. The initial maximum aggregate amount of availability under the revolving Credit Agreement is $600 million. Borrowings may be made by us, by our U.S. subsidiary Domtar Paper Company, LLC, and, subject to a limit of $150 million, by our Canadian subsidiary Domtar Inc. We may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement by one year, if, in each case, certain conditions are satisfied, including: (i) the absence of any event of default or default under the Credit Agreement, and (ii) the consent of the lenders participating in each such increase or extension, as applicable.

No amounts were borrowed at December 31, 2011 (December 31, 2010—nil). At December 31, 2011, we had outstanding letters of credit amounting to $29 million under this credit facility (December 31, 2010—$50 million).

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

The Credit Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) an interest coverage ratio (as defined in the Credit Agreement) that must be maintained at a level of not less than 3.0 to 1 and (ii) a leverage ratio (as defined in the Credit Agreement) that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2011, we were in compliance with our covenants.

All borrowings under the Credit Agreement are unsecured. Certain of our domestic subsidiaries will unconditionally guarantee any obligations from time to time arising under the Credit Agreement, and certain of our Canadian subsidiaries will unconditionally guarantee any obligations of Domtar Inc., the Canadian subsidiary borrower, under the Credit Agreement.

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

A breach of any of our Credit Agreement covenants, including failure to maintain a required ratio or meet a required test, may result in an event of default under the Credit Agreement. This may allow the administrative agent under the Credit Agreement to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If this occurs, we may not be able to refinance the indebtedness on favorable terms, or at all, or repay the accelerated indebtedness.

Receivables Securitization

We use securitization of certain receivables to provide additional liquidity to fund our operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. Our securitization program consists of the sale of our domestic receivables to a bankruptcy remote consolidated subsidiary which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables. The program normally allows the daily sale of new receivables to replace those that have been collected. We retain a subordinated interest which is included in Receivables on the Consolidated Balance Sheets and will be collected only after the senior beneficial interest has been settled. The book value of the retained subordinated interest approximates fair value. Fair value is determined on a discounted cash flow basis. We retain responsibility for servicing the receivables sold but do not record a servicing asset or liability as the fees received by us for this service approximate the fair value of the services rendered.

The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility, and certain judgments being entered against us or our subsidiaries that remain outstanding for 60 consecutive days.

In November 2010, the agreement governing this receivables securitization program was amended and extended to mature in November 2013. The available proceeds that may be received under the program are limited to $150 million. The agreement was subsequently amended in November 2011 to add a letter of credit sub-facility.

At December 31, 2011 we had no borrowings and $28 million of letters of credit outstanding under the program (2010—nil and nil). Sales of receivables under this program are accounted for as secured borrowings. Before 2010, gains and losses on securitization of receivables were calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds upon sale and the fair value of the retained subordinated interest in such receivables on the date of the transfer.

In 2011, a net charge of $1 million (2010—$2 million; 2009—$2 million) resulted from the programs described above and was included in Interest expense in the Consolidated Statements of Earnings. The net cash outflow in 2011, from the reduction of senior beneficial interest under the program was nil (2010—$20 million).

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of the Transaction, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of December 31, 2011, there were 619,108 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2011, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provisions has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2011, we had not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement includes a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $118 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $108 million (CDN$110 million).

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $108 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $108 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of operations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgement which we expect to be resolved by the Court in due course. No provision is recorded for this potential purchase price adjustment.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2011:

CONTRACTUAL OBLIGATIONS

CONTRACT TYPE	2012	2013	2014	2015	2016	THEREAFTER	TOTAL
	(in million of dollars)
Notes (excluding interest)	—	$74	—	$213	$125	$385	$797
Capital leases	8	8	7	6	5	38	72

Long-term debt	8	82	7	219	130	423	869
Operating leases	27	22	18	11	7	5	90
Liabilities related to uncertain tax benefits (1)	—	—	—	—	—	—	253

Total obligations	$35	$104	$25	$230	$137	$428	$1,212

COMMERCIAL OBLIGATIONS

COMMITMENT TYPE	2012	2013	2014	2015	2016	THEREAFTER	TOTAL
	(in million of dollars)
Other commercial commitments (2)	$64	$4	$4	$3	$1	$3	$79

(1)	We have recognized total liabilities related to uncertain tax benefits of $253 million as of December 31, 2011. The timing of payments, if any, related to these obligations is uncertain; however, none of this amount is expected to be paid within the next year.

(2)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum of $52 million to the pension plans in 2012.

For 2012 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

RECENT ACCOUNTING PRONOUNCEMENTS

Stock Compensation

In April 2010, the Financial Accounting Standards Board (“FASB”) issued an update to Compensation—Stock Compensation, which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This update clarifies that those employee share-based payment awards should not be considered to contain a condition that is not a market, performance, or service condition and therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. We adopted the new requirement on January 1, 2011 with no impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective on January 1, 2012. We are currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, we have determined these changes will not have an impact on the Consolidated Financial Statements.

Compensation—Retirement Benefits

In September 2011, the FASB issued an update to Compensation—Retirement Benefits, which addresses the disclosures about an employer’s participation in a multiemployer plan. The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding an employer’s involvement in multiemployer plans.

We adopted this standard on December 31, 2011, with no impact on our consolidated financial position, results of operations or cash flows. The adoption expanded our consolidated financial statements’ footnote disclosures, see Part II, Item 8, Financial Statement and Supplementary Data of this Annual Report on Form 10-K, under Note 7 “Pension plans and other post-retirement benefit plans”.

Intangibles—Goodwill and other

In September 2011, the FASB issued an update to Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

The amended provisions are effective for reporting periods beginning on or after December 15, 2011, with early adoption permitted. We adopted this amendment as of its publication date. This amendment impacts impairment testing steps only, and therefore adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

In 2011, our operating expenses for environmental matters amounted to $62 million ($62 million in 2010, $71 million in 2009).

We made capital expenditures for environmental matters of $8 million in 2011 ($3 million in 2010, $2 million in 2009), excluding the $83 million spent under the Pulp and Paper Green Transformation Program, which was reimbursed by the Government of Canada, ($51 million in 2010, nil in 2009) for the improvement of air emissions and energy efficiency, effluent treatment and remedial actions to address environmental compliance.

On December 23, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT. These proposed rules are open for comment and final versions of these Rules are expected in mid-2012. It is anticipated compliance will be required by in the fall of 2015. We expect that the capital cost required to comply with the Boiler MACT rules, as they were published in December 2011, is between $34 million to $52 million. We are currently assessing the associated increase in operating costs as well as alternate compliance strategies.

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar Inc. in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The appeal hearing has been scheduled for October 2012. The relevant government authorities selected a remediation plan on July 15, 2011. In the interim, no stay of execution has been granted or requested. We have recorded an environmental reserve to address our estimated exposure in this matter.

While we believe that we have determined the costs for environmental matters likely to be incurred, based on known information, our ongoing efforts to identify potential environmental concerns that may be associated with the properties may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time. For example, changes in climate change regulation – See Part I, Item 3, Legal Proceedings, under the caption “Climate change regulation.”

At December 31, 2011, we had a provision of $92 million ($107 million at December 31, 2010) for environmental matters and other asset retirement obligations. Certain of these amounts have been discounted due to more certainty of the timing of expenditures. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, we believe that such additional remediation costs would not have a material adverse effect on our financial position, results of operations or cash flows.

At December 31, 2011, anticipated undiscounted payments in each of the next five years are as follows:

	2012	2013	2014	2015	2016	THEREAFTER	TOTAL
	(in millions of dollars)
Environmental provision and other asset retirement obligations	$24	$26	$8	$3	$2	$77	$140

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

Our intangible assets are stated at cost less accumulated amortization, including any applicable intangible asset impairment write-down. Water rights, customer relationships, certain trade names and a supplier agreement are amortized on a straight-line basis over their estimated useful lives of 40 years, 20 to 40 years, 7 years and 5 years, respectively. Power purchase agreements are amortized on a straight-line basis over the term of the contract. The weighted-average amortization period is 25 years for power purchase agreements. One trade name is considered to have an indefinite useful life and is therefore not amortized.

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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. In 2011, we recorded depreciation and amortization expense of $376 million compared to $395 million in 2010. At December 31, 2011, we had property, plant and equipment with a net book value of $3,459 million ($3,767 million in 2010) and intangible assets, net of amortization of $204 million ($56 million in 2010).

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

Ashdown, Arkansas pulp and paper mill—Closure of a paper machine

As a result of the decision to permanently shut down one of four paper machines on March 29, 2011, we recognized $73 million of accelerated depreciation, under Impairment and write-down of property, plant and equipment, in 2011 and a charge of $1 million related to the write off of inventory. Given the substantial decline in the production capacity, at our Ashdown Facility, we conducted a quantitative Step I impairment test in the first quarter of 2011 and concluded that the recognition of an impairment loss for our Ashdown mill’s remaining long-lived assets was not required.

Lebel-sur-Quévillon Pulp Mill and Sawmill—Impairment of assets

In the fourth quarter of 2008, we decided to permanently shut down our Lebel-sur-Quévillon pulp mill and sawmills. In 2011, following the signing of a definitive agreement (see Part II, Item 8, Financial Statements and Supplementary Data, Note 27 “Subsequent events”), we recorded a $12 million impairment and write-down of property, plant and equipment relating to the remaining assets net book value.

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

Given the substantial change in use of the mill, we conducted a Step I impairment test in the fourth quarter of 2009 and concluded that the recognition of an impairment loss for our Plymouth mill’s remaining long-lived assets was not required as the aggregate estimated undiscounted future cash flows exceeded the then carrying value of the asset group of $336 million by a significant amount.

Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, and the estimated useful life of the fixed assets.

Plymouth Pulp and Paper Mill—Closure of Paper Machine

In the first quarter of 2009, we announced that we would permanently reduce our paper manufacturing at our Plymouth pulp and paper mill, by closing one of the two paper machines comprising the mill’s paper production unit. As a result, at the end of February 2009, there was a curtailment of 293,000 tons of the mill’s paper production capacity and the closure affected approximately 185 employees. Also, $13 million of accelerated depreciation in the fourth quarter of 2009, and a further $39 million of accelerated depreciation over the first nine months of 2010, were recorded for the related plant and equipment. Given the closure of the paper machine, we conducted a Step I impairment test on our Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

Columbus Paper Mill

On March 16, 2010, we announced that we would permanently close our coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected 219 employees. We recorded a $9 million write-down for the related fixed assets under Impairment and write-down of property, plant and equipment and $16 million of other charges under Closure and restructuring costs, refer to Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 16 “Closure and restructuring costs and liability.” Operations ceased in April 2010.

Cerritos

During the second quarter of 2010, we decided to close our Cerritos, California forms converting plant, and recorded a $1 million write-down for the related assets under Impairment and write-down of property, plant and equipment and $1 million in severance and termination costs under Closure and restructuring costs, refer to Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 16 “Closure and restructuring costs and liability.” Operations ceased on July 16, 2010.

Prince Albert Pulp Mill

As a result of a review of available options for the disposal of the assets of this facility in the fourth quarter of 2009, we revised the estimated net realizable values of the remaining assets and recorded a non-cash write-down of $14 million, related to fixed assets, primarily a turbine and a boiler. The write-down represented the difference between the new estimated liquidation or salvage value of the fixed assets and their carrying values.

Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

Impairment of Goodwill

Goodwill is not amortized and may be subject to an impairment test in the fourth quarter of every year or more frequently if events or changes in circumstances indicate that it might be impaired. For purposes of determining whether it is necessary to perform the two-step goodwill impairment test, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the Step I of the two-step impairment test is unnecessary. The Step I goodwill impairment test determines whether the fair value of a reporting unit exceeds the net carrying amount of that reporting unit, including goodwill, as of the assessment date in order to assess if goodwill is impaired. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the fair value, the Step II goodwill impairment test must be performed in order to determine the amount of the impairment charge. The implied fair value of goodwill in this test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination. That is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit represents the implied value of goodwill. To accomplish this Step II test, the fair value of the reporting unit’s goodwill must be estimated and compared to its carrying value. The excess of the carrying value over the fair value is taken as an impairment charge in the period.

For purposes of impairment testing, goodwill must be assigned to one or more of our reporting units. We test goodwill at the reporting unit level. All goodwill as of December 31, 2011 resided in our Personal Care segment. The goodwill in the Personal Care segment originates from the acquisition of Attends in September 2011.

In the fourth quarter of 2011, we assessed qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. After assessing the totality of events and circumstances, we determined it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Thus, performing the two-step impairment test was unnecessary and no impairment charge was recorded for goodwill.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to our contribution. Defined contribution pension expense was $24 million for the year ended December 31, 2011 ($25 million in 2010 and $24 million in 2009).

We have several defined benefit pension plans covering a majority of employees. In the United States, this includes pension plans that are qualified under the Internal Revenue Code (“qualified”) as well as a plan that provides benefits in addition to those provided under the qualified plans for a select group of employees, which is not qualified under the Internal Revenue Code (“unqualified”). In Canada, plans are registered under the Income Tax Act and under their respective provincial pension acts (“registered”), or plans may provide additional benefits to a select group of employees, and not be registered under the Income Tax Act or provincial pension acts (“non-registered”). The defined benefit plans are generally contributory in Canada and non-contributory in the United States. We also provide post-retirement plans to eligible Canadian and U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits and short-term and long-term disability programs. We also provide supplemental unfunded benefit plans to certain senior management employees. Related pension and other post-retirement plan expenses and the corresponding obligations are actuarially determined using management’s most probable assumptions.

We have several defined benefit pension plans covering a majority of employees. The defined benefit pension plans are generally contributory in Canada and non-contributory in the United States. Non-unionized employees in Canada joining our Company after June 1, 2000 participate in defined contribution pension plans. Salaried employees in the U.S. joining our Company after January 1, 2008 participate in a defined contribution pension plan. Also, starting on January 1, 2013, all unionized employees covered under the agreement with the United Steel Workers not grandfathered under the existing defined benefit pension plans will transition to a defined contribution pension plan for future service. We also provide other post-retirement plans to eligible Canadian and U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits. We also provide supplemental unfunded defined benefit pension plans to certain senior management employees.

We account for pensions and other post-retirement benefits in accordance with Compensation-Retirement Benefits Topic of FASB ASC which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated Balance Sheets. Pension and other post-retirement benefit assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of compensation increase, health care cost trend rates, mortality rates, employee early retirements and terminations or disabilities. Changes in these assumptions result in actuarial gains or losses which we have amortized over the expected average remaining service life of the active employee group covered by the plans only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the accrued benefit obligation and the market-related value of plan assets at the beginning of the year.

An expected rate of return on plan assets of 6.3% was considered appropriate by our management for the determination of pension expense for 2011. Effective January 1, 2012, we will use 6.0% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2011 for pension plans were estimated at 4.9% for the accrued benefit obligation and 5.3% for the net periodic benefit cost for 2011 and for post-retirement benefit plans were estimated at 5.0% for the accrued benefit obligation and 5.5% for the net periodic benefit cost for 2011.

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the accrued benefit obligation and 2.9% for the net periodic benefit cost) and for post-retirement benefits (set at 2.8% for the accrued benefit obligation and 2.8% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For measurement purposes, a 5.8% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate was assumed to decrease gradually to 4.1% by 2032 and remain at that level thereafter.

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

Sensitivity Analysis

	PENSION		OTHER POST-RETIREMENT BENEFIT
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST
	(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	($15)	N/A	N/A
1% decrease	N/A	15	N/A	N/A
Discount rate
Impact of:
1% increase	($173)	(13)	($12)	—
1% decrease	201	17	15	1
Assumed overall health care cost trend
Impact of:
1% increase	N/A	N/A	9	1
1% decrease	N/A	N/A	(8)	(1)

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

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2011:

ALLOCATION OF PLAN ASSETS at December 31	TARGET ALLOCATION	PERCENTAGE PLAN ASSETS AT DECEMBER 31, 2011	PERCENTAGE PLAN ASSETS AT DECEMBER 31, 2010
	(in %)
Fixed income
Cash and cash equivalents	0% –10%	5%	3%
Bonds	53% – 63%	58%	58%

Equity
Canadian equity	7% –15%	10%	11%
U.S. equity	7% –16%	12%	14%
International equity	13% – 22%	15%	14%

Total (1)		100%	100%

(1)	Approximately 87% of the pension plan assets relate to Canadian plans and 13% relate to U.S. plans.

Our pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, and to fund both solvency deficiencies and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefit payments. We expect to contribute a minimum total amount of $52 million in 2012 compared to $95 million in 2011 (2010—$161 million) to the pension plans. The payments made in 2011 to the other post-retirement benefit plans amounted to $8 million (2010—$8 million).

The estimated future benefit payments from the plans for the next ten years at December 31, 2011 are as follows:

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS	PENSION PLANS	OTHER POST- RETIREMENT BENEFIT PLANS
	(in millions of dollars)
2012	$206	$7
2013	134	7
2014	99	7
2015	101	7
2016	105	6
2017 – 2021	576	34

Asset Backed Commercial Paper

At December 31, 2011, our Canadian defined benefit pension funds held asset backed commercial paper investments (“ABCP”) valued at $205 million (CDN$208 million) representing 12% of the total fair value of assets held in the pension funds. At December 31, 2010, the plans held ABCP valued at $214 million (CDN$213 million). During 2011, the total value of the ABCP benefited from an increase in market value of

$3 million (CDN$3 million). A decrease in value of the Canadian dollar resulted in a decrease in the value of the ABCP of $4 million. Repayments in 2011 totalled $8 million (CDN$8 million).

Most of these ABCP (valued at $178 million (2010 – $193 million; 2009  –  $186 million) were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009, while the remaining ABCP valued at $27 million (2010  –  $21 million; 2009  –  $19 million) were restructured separately.

While there is a market for the ABCP held by our pension plans, this market is not considered sufficiently liquid to use for valuation purposes. Accordingly, the value of the ABCP is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, and the amounts and timing of cash inflows.

The largest conduit owned by the pension plans in the Montreal Accord, representing 75% of the total value, consists mainly of investments that serve as collateral to back credit default derivatives that protect counterparties against credit defaults above a specified threshold on different portfolios of corporate credits. The valuation methodology was based upon determining an appropriate credit spread for each class of notes based upon the implied protection level provided by each class against potential credit defaults. This was done by comparison to spreads for an investment grade credit default index and the comparable tranches within the index for equivalent credit protection. In addition, a liquidity premium of 1.75% was added to this spread. The resulting spread was used to calculate the present value of all such notes, based upon the anticipated maturity date. An additional discount of 2.5% was applied to the value to reflect uncertainty over collateral values held to support the derivative transactions. The resulting interest rate was used to calculate the present value of this class of ABCP, based upon the anticipated maturity date in early 2017. An increase in the discount rate of 1% would reduce the value by $7 million (CDN$7 million) for these ABCP.

The value of the remaining ABCP that were subject to the Montreal Accord were sourced either from the asset manager of the ABCP, or from trading values for similar securities of similar credit quality. The remaining ABCP that were not subject to the Montreal Accord, which also provide protection to counterparties against credit defaults through derivatives, were valued based upon the value of the investment held in the conduit that serve as collateral for the derivative counterparties, net of the market value of the credit derivatives as provided by the sponsor of the conduit, with an additional discount (equivalent to 1.75% per annum) applied for illiquidity.

Possible changes that could materially impact the future value of the ABCP include (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABCP market, (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits, and (4) the passage of time, as most of the notes will mature in early 2017.

Multiemployer Plans

We contribute to nine multiemployer defined benefit pension plans under the terms of collective agreements that cover certain Canadian union-represented employees (Canadian multiemployer plans) and U.S. union-represented employees (U.S. multiemployer plans). The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a)	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers,

b)	for the U.S. multiemployer plans, if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and

c)	for the U.S. multiemployer plans, if we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in these plans for the annual periods ended December 31 is outlined in the table below. The plan’s 2011 and 2010 actuarial status certification was completed as of January 1, 2011 and January 1, 2010 respectively, and is based on the plan’s actuarial valuation as of January 1, 2010 and January 1, 2009 respectively. This represents the most recent Pension Protection Act (“PPA”) zone status available. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Our significant plan is in the red zone, which means it is less than 65 percent funded.

		Pension Protection Act Zone Status			Contributions from Domtar to Multiemployer (b)
Pension Fund	EIN / Pension Plan Number	2011	2010	FIP / RP Status Pending / Implemented	2011		2010		2009		Surcharge imposed?	Expiration CBA
U.S. Multiemployer Plans					$		$		$
PACE Industry Union-
Management Pension Fund	11-6166763-001	Red	Red	Yes - Implemented		3		3		3	Yes	November 1, 2011
Canadian Multiemployer Plans
Pulp and Paper Industry
Pension Plan (a)	N/A	N/A	N/A	N/A		3		2		2	N/A	April 30, 2012

				Total		6		5		5
Total contributions made to all plans that are not individually significant						1		1		1

Total contributions made to all plans						7		6		6

(a)	In the event that the Canadian multiemployer plans are underfunded, the monthly benefit amount can be reduced by the trustees of the plan. Moreover, we are not responsible for the underfunded status of the plan because the Canadian multiemployer plans do not require participating employers to pay a withdrawal liability or penalty upon withdrawal.
(b)	For each of the three years presented, our contributions to each multiemployer plan do not represent more than five percent of total contributions to each plan as indicated in the plan’s most recently available annual report.

We will withdraw from participation in one of the multiemployer plans in 2012. The expected withdrawal liability, recorded in December 2011 (see Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 16 “Closure and restructuring costs and liability”) is $32 million. We are reviewing our participation in the remaining multiemployer pension plans.

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits for which a valuation allowance of $4 million has been recorded in 2011.

Our short-term deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, as well as a portion of our net operating loss carry forwards and available tax credits. The majority of these items are expected to be utilized or paid out over the next year. Our long-term deferred tax assets and liabilities are mainly composed of temporary differences pertaining to plant, equipment, pension and post-retirement liabilities, the remaining portion of net operating loss carry forwards and other tax attributes, and other items. Estimating the ultimate settlement period requires judgment and our best estimates. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2011, we had gross unrecognized tax benefits of $253 million. If our income tax positions with respect to the alternative fuel mixture tax credits are sustained, either all or in part, then we would recognize a tax benefit in the future equal to the amount of the benefits sustained. Our tax treatment of the income related to the alternative fuel mixture tax credits resulted in the recognition of a tax benefit of $2 million in 2010, which impacted the effective tax rate. This credit expired December 31, 2009. Refer to Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 10 “Income taxes” for details on the unrecognized tax benefits.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. Although the credit ended at the end of 2009, in 2010, we recorded $25 million of such credits in Other operating (income) loss on the Consolidated Statement of Earnings (Loss) compared to $498 million in 2009. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. We recorded an income tax expense of $7 million in 2010 compared to $162 million in 2009 related to the alternative fuel mixture income. The amounts for the refundable credits are based on the volume of alternative bio fuel mixtures produced and burned during that period.

In 2009, we received a $140 million cash refund and another $368 million cash refund, net of federal income tax offsets, in 2010. Additional information regarding unrecognized tax benefits is included in Part II,

Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 10 “Income taxes.”

Although we do not expect a significant change in our unrecognized tax benefits associated with the alternative fuel tax credits from 2009 during the next 12 months, a favorable audit by the IRS or the issuance of authoritative guidance could result in the recognition of some or all of these previously unrecognized tax benefits. As of December 31, 2011, we have gross unrecognized tax benefits and interest of $192 million and related deferred tax assets of $15 million associated with the alternative fuel tax credits. The recognition of these benefits, $177 million net of deferred taxes, would impact the effective tax rate.

Cellulosic Biofuel Credit

In July 2010, the IRS Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulosic biofuel sold or used before January 1, 2010, is eligible for the cellulosic biofuel producer credit (“CBPC”) and would not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 would qualify for the $1.01 non-refundable CBPC. A taxpayer could be able to claim the credit on its federal income tax return for the 2009 tax year upon the receipt of a letter of registration from the IRS and any unused CBPC may be carried forward until 2015 to offset a portion of federal taxes otherwise payable.

We had approximately 207 million gallons of cellulose biofuel that qualifies for this CBPC for which we had not previously claimed under the Alternative Fuel Mixture Credit (“AFMC”) that represents approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we were successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFMC and CBPC could be claimed in the same year for different volumes of biofuel. In November 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in Income tax expense (benefit) on the Consolidated Statement of Earnings for December 31, 2010. As of December 31, 2011, approximately $25 million of this credit remains to offset future U.S. federal income tax liability.

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

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring costs are based on management’s best estimates of future events at December 31, 2011. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital write-downs may be required in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products: [1]
Papers
20-lb repro bond, 92 bright (copy)	$11
50-lb offset, rolls	1
Other	22
Pulp—net position	15

Foreign exchange, excluding depreciation and amortization (US $0.01 change in relative value to the Canadian dollar before hedging)	9

Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	4
Crude oil: $10/barrel change in price before hedging	12

1	Based on estimated 2012 capacity (ST or ADMT).

2	Based on estimated 2012 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange, pulp, interest rate and energy positions, which may therefore impact the above sensitivities.

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

CREDIT RISK

We are exposed to credit risk on the accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2011 and December 31, 2010, we did not have any customers that represented more than 10% of our receivables.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2011 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2012	2013	2014
Natural gas	7,920,000	MMBTU	(1)	$39	31%	20%	3%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of December 31, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in our Consolidated Statements of Earnings for the year ended December 31, 2011 resulting from hedge ineffectiveness (2010 and 2009—nil).

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

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2011 to hedge forecasted purchases:

			Percentage of CDN denominated forecasted expenses, net of revenues, under contracts for
Contract		Notional contractual value	2012
Currency options purchased	CDN	$400	50%
Currency options sold	CDN	$400	50%

The currency options are fully effective as at December 31, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in our Consolidated Statements of Earnings for the year ended December 31, 2011 resulting from hedge ineffectiveness (2010 and 2009—nil).

PART II

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Domtar Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Attends, Inc. from its assessment of internal control over financial reporting as of December 31, 2011 because the entity was acquired by the Company in a purchase business combination during the year ended December 31, 2011. We have also excluded Attends, Inc. from our audit of internal control over financial reporting. Attends, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 24, 2012

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
Sales	5,612	5,850	5,465
Operating expenses
Cost of sales, excluding depreciation and amortization	4,171	4,417	4,472
Depreciation and amortization	376	395	405
Selling, general and administrative	340	338	345
Impairment and write-down of property, plant and equipment (NOTE 4)	85	50	62
Closure and restructuring costs (NOTE 16)	52	27	63
Other operating (income) loss, net (NOTE 8)	(4)	20	(497)

	5,020	5,247	4,850

Operating income	592	603	615
Interest expense, net (NOTE 9)	87	155	125

Earnings before income taxes and equity earnings	505	448	490
Income tax expense (benefit) (NOTE 10)	133	(157)	180
Equity loss, net of taxes	7	—	—

Net earnings	365	605	310

Per common share (in dollars) (NOTE 6)
Net earnings
Basic	9.15	14.14	7.21
Diluted	9.08	14.00	7.18
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	39.9	42.8	43.0
Diluted	40.2	43.2	43.2

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	December 31, 2011	December 31, 2010
	$	$
Assets
Current assets
Cash and cash equivalents	444	530
Receivables, less allowances of $5 and $7	644	601
Inventories (NOTE 11)	652	648
Prepaid expenses	22	28
Income and other taxes receivable	47	78
Deferred income taxes (NOTE 10)	125	115

Total current assets	1,934	2,000
Property, plant and equipment, at cost	8,448	9,255
Accumulated depreciation	(4,989)	(5,488)

Net property, plant and equipment (NOTE 13)	3,459	3,767
Goodwill (NOTE 12)	163	—
Intangible assets, net of amortization (NOTE 14)	204	56
Other assets (NOTE 15)	109	203

Total assets	5,869	6,026

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	7	23
Trade and other payables (NOTE 18)	688	678
Income and other taxes payable	17	22
Long-term debt due within one year (NOTE 19)	4	2

Total current liabilities	716	725
Long-term debt (NOTE 19)	837	825
Deferred income taxes and other (NOTE 10)	927	924
Other liabilities and deferred credits (NOTE 20)	417	350

Commitments and contingencies (NOTE 22)

Shareholders’ equity
Common stock (NOTE 21) $0.01 par value; authorized 2,000,000,000 shares; issued: 42,506,732 and 42,300,031 shares	—	—
Treasury stock (NOTE 21) $0.01 par value; 6,375,532 and 664,857 shares	—	—
Exchangeable shares (NOTE 21) No par value; unlimited shares authorized; issued and held by nonaffiliates: 619,108 and 812,694 shares	49	64
Additional paid-in capital	2,326	2,791
Retained earnings	671	357
Accumulated other comprehensive loss	(74)	(10)

Total shareholders’ equity	2,972	3,202

Total liabilities and shareholders’ equity	5,869	6,026

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$	$
Balance at December 31, 2008	515.5	5	138	2,743	(526)	(217)	2,143
Conversion of exchangeable shares	—	—	(60)	60	—	—	—
Reverse stock split (12:1)	(472.5)	(5)	—	5	—	—	—
Stock-based compensation	—	—	—	8	—	—	8
Net earnings	—	—	—	—	310	—	310
Net derivative gains on cash flow hedges:
Net gain arising during the period, net of tax of $2	—	—	—	—	—	51	51
Less: Reclassification adjustments for losses included in net earnings, net of tax of $1	—	—	—	—	—	18	18
Foreign currency translation adjustments	—	—	—	—	—	206	206
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $(6)	—	—	—	—	—	(74)	(74)

Balance at December 31, 2009	43.0	—	78	2,816	(216)	(16)	2,662
Conversion of exchangeable shares	—	—	(14)	14	—	—	—
Stock-based compensation	0.1	—	—	5	—	—	5
Net earnings	—	—	—	—	605	—	605
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $3	—	—	—	—	—	(4)	(4)
Less: Reclassification adjustments for gains included in net earnings, net of tax of $(1)	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	—	66	66
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $19	—	—	—	—	—	(54)	(54)
Stock repurchase	(0.7)	—	—	(42)	—	—	(42)
Cash dividends	—	—	—	—	(32)	—	(32)
Other	—	—	—	(2)	—	—	(2)

Balance at December 31, 2010	42.4	—	64	2,791	357	(10)	3,202
Conversion of exchangeable shares	—	—	(15)	15	—	—	—
Stock-based compensation	0.3	—	—	14	—	—	14
Net earnings	—	—	—	—	365	—	365
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $7	—	—	—	—	—	(13)	(13)
Less: Reclassification adjustments for gains included in net earnings, net of tax of $(2)	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustments	—	—	—	—	—	(25)	(25)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $15	—	—	—	—	—	(25)	(25)
Stock repurchase	(5.9)	—	—	(494)	—	—	(494)
Cash dividends	—	—	—	—	(51)	—	(51)

Balance at December 31, 2011	36.8	—	49	2,326	671	(74)	2,972

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	December 31, 2011	December 31, 2010	December 31, 2009
	$	$	$
Operating activities
Net earnings	365	605	310
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	376	395	405
Deferred income taxes and tax uncertainties (NOTE 10)	40	(174)	157
Impairment and write-down of property, plant and equipment (NOTE 4)	85	50	62
Loss (gain) on repurchase of long-term debt	4	47	(12)
Net losses (gains) on disposals of property, plant and equipment and sale of businesses and trademarks	(6)	33	(7)
Stock-based compensation expense	3	5	8
Equity loss, net	7	—	—
Other	—	(2)	16
Changes in assets and liabilities, excluding the effects of acquisition and sale of businesses
Receivables	(12)	(73)	(55)
Inventories	2	39	261
Prepaid expenses	2	6	(3)
Trade and other payables	(17)	(11)	38
Income and other taxes	33	344	(357)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(18)	(120)	(61)
Other assets and other liabilities	19	22	30

Cash flows provided from operating activities	883	1,166	792

Investing activities
Additions to property, plant and equipment	(144)	(153)	(106)
Proceeds from disposals of property, plant and equipment and sale of trademarks	34	26	21
Proceeds from sale of businesses and investments	10	185	—
Acquisition of business, net of cash acquired	(288)	—	—
Other	(7)	—	—

Cash flows (used for) provided from investing activities	(395)	58	(85)

Financing activities
Dividend payments	(49)	(21)	—
Net change in bank indebtedness	(16)	(19)	—
Change of revolving bank credit facility	—	—	(60)
Issuance of long-term debt	—	—	385
Repayment of long-term debt	(18)	(898)	(725)
Premium paid on debt repurchases and tender offer costs	(7)	(35)	(14)
Stock repurchase	(494)	(44)	—
Prepaid on structured stock repurchase, net	—	2	—
Other	10	(3)	—

Cash flows used for financing activities	(574)	(1,018)	(414)

Net (decrease) increase in cash and cash equivalents	(86)	206	293
Translation adjustments related to cash and cash equivalents	—	—	15
Cash and cash equivalents at beginning of year	530	324	16

Cash and cash equivalents at end of year	444	530	324

Supplemental cash flow information
Net cash payments for:
Interest	74	107	125
Income taxes paid (refund)	60	28	(20)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including communications papers, specialty and packaging papers and adult incontinence products. Domtar is the largest integrated marketer and manufacturer of uncoated freesheet paper in North America. Domtar is also a marketer and manufacturer of adult incontinence products and distributes washcloths marketed primarily under the Attends® brand name. Domtar owns and operates ArivaTM, an extensive network of strategically located paper distribution facilities. The foundation of its business is the efficient operation of pulp mills, converting fiber into papergrade, fluff and specialty pulp. The majority of this pulp production is consumed internally to make communication and specialty paper with the balance being sold as a market pulp. The Company also produced lumber and other speciality and industrial wood products up until the sale of the Wood business on June 30, 2010.

ACCOUNTING PRINCIPLES

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Domtar Corporation and its controlled subsidiaries. Significant intercompany transactions have been eliminated on consolidation.

Investment in an affiliated company where the Company has significant influence over their operations, is accounted for by the equity method. The Company’s share of equity earnings totaled a loss, net of taxes, of $7 million, the carrying value of the investment in Celluforce Inc. being nil, at December 31, 2011.

To conform with the basis of presentation adopted in the current period, certain figures previously reported in Note 24 and Note 25, have been reclassified.

USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates and assumptions, including but not limited to those related to environmental matters, useful lives, impairment of long-lived assets, pension and other employee benefit plans, income taxes, closure and restructuring costs, commitments and contingencies and asset retirement obligations, based on currently available information. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

The local currency is considered the functional currency for the Company’s operations outside the United States. Foreign currency denominated assets and liabilities are translated into U.S. dollars at the rate in effect at the

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

REVENUE RECOGNITION

Domtar Corporation recognizes revenues when the customer takes title, assumes the risks and rewards of ownership and when collection is reasonably assured. Revenue is recorded at the time of shipment for terms designated free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when the title and risk of loss are transferred.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of Cost of sales in the Consolidated Statements of Earnings.

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

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2011. Closure and restructuring cost estimates are dependent on future events. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

INCOME TAXES

Domtar Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The change in the net deferred tax asset or liability is included in Net earnings in the Consolidated Statements of Earnings or Accumulated other comprehensive loss in the Consolidated Balance Sheets. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” (a probability level of more than 50 percent) that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets.

The Company recognizes interest and penalties related to income tax matters as a component of Income tax expense (benefit) in the Consolidated Statements of Earnings.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost which approximates fair value.

RECEIVABLES

Receivables are recorded net of a provision for doubtful accounts that is based on expected collectability. The securitization of receivables is accounted for as secured borrowings. Gains or losses on securitization of receivables are calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds upon sale and the fair value of the retained subordinate interest in such receivables on the date of transfer. Fair value is determined on a discounted cash flow basis. Gains or losses related to the securitization of receivables are recognized in earnings as a component of Interest expense in the Consolidated Statements of Earnings in the period when the sale occurs.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain U.S. raw materials, in process and finished goods inventories. LIFO inventories were $267 million and $296 million at December 31, 2011 and 2010, respectively. The balance of U.S. raw material inventories, all materials and supplies inventories and all foreign inventories are costed at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $56 million and $52 million greater at December 31, 2011 and 2010, respectively.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized and may be subject to an impairment test in the fourth quarter of every year or more frequently if events or changes in circumstances indicate that it might be impaired. For purposes of determining whether it is necessary to perform the two-step goodwill impairment test, the Company may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if the Company concludes otherwise, then it performs Step I of the two-step impairment test.

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

All goodwill as of December 31, 2011 resides in the Personal Care segment, and originates from the acquisition of Attends on September 1, 2011. Please refer to Note 3 “Acquisition of business” for additional information regarding the acquisition.

Intangible assets include water rights, customer relationships, trade names and supplier agreements which are being amortized using the straight-line method over their estimated useful lives. Power purchase agreements are amortized using the straight-line method over the term of the respective contract. Cutting rights were amortized using the units of production method and were sold June 30, 2010 as part of the sale of the Wood business (see Note 26). Any potential impairment for definitive lived intangible assets will be calculated in the same manner as that disclosed under impairment of long-lived assets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization is based mainly on the following useful lives:

Useful life
Water rights	40 years
Customer relationships	20 to 40 years
Trade names	7 years
Supplier agreements	5 years
Power purchase agreements	25 years

One trade name is considered to have an indefinite useful life and is therefore not amortized. The Company evaluates the intangible assets that are not being amortized each reportable period to determine whether events and circumstances continue to support indefinite useful lives. Intangible assets not subject to amortization are tested for impairment annually, in the fourth quarter, or more frequently if events or changes in circumstances indicate that the assets might be impaired.

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

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Domtar Corporation recognizes the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards over the requisite service period for award

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

accounted for as equity award and based on the fair value of each reporting period for awards accounted for as liability awards. The Company awards are accounted for as compensation expense and presented in Additional paid-in-capital on the Consolidated Balance Sheets for Equity type awards and presented in Other long-term liabilities and deferred credits on the Consolidated Balance Sheets for Liability type awards.

The Company’s awards may be subject to market condition, performance and/or time based vesting. Any consideration paid by plan participants on the exercise of stock options or the purchase of shares is credited to Additional paid-in-capital on the Consolidated Balance Sheets. The par value included in the Additional paid-in-capital component of stock-based compensation is transferred to Common shares upon the issuance of shares of common stock.

Unless otherwise determined at the time of the grant, time-based awards vest in approximately equal installments over three years beginning on the first anniversary of the grant date and performance-based awards vest based on achievement of pre-determined performance goals over performance periods of three years. The majority of non-qualified stock options and performance stock options expire at various dates no later than seven years from the date of grant. Deferred Share Units vest immediately at the grant date and are remeasured at each reporting period, until settlement, using the quoted market value.

Under the 2007 Omnibus Plan, a maximum of 1,307,366 shares are reserved for issuance in connection with awards granted or to be granted.

DERIVATIVE INSTRUMENTS

Derivative instruments are utilized by Domtar Corporation as part of the overall strategy to manage exposure to fluctuations in foreign currency and price on certain purchases. As a matter of policy, derivatives are not used for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities or group of financial assets and liabilities, hedge accounting is applied.

In a fair value hedge, changes in fair value of derivatives are recognized in the Consolidated Statements of Earnings. The change in fair value of the hedged item attributable to the hedged risk is also recorded in the Consolidated Statements of Earnings by way of a corresponding adjustment of the carrying amount of the hedged item recognized in the Consolidated Balance Sheets. In a cash flow hedge, changes in fair value of derivative instruments are recorded in Other comprehensive income. These amounts are reclassified in the Consolidated Statements of Earnings in the periods in which results are affected by the cash flows of the hedged item within the same line item. Any hedge ineffectiveness is recorded in the Consolidated Statements of Earnings when incurred.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PENSION PLANS

Domtar Corporation’s plans include funded and unfunded defined benefit pension plans and defined contribution plans. Domtar Corporation recognizes the overfunded or underfunded status of defined benefit pension plans as an asset or liability in the Consolidated Balance Sheets. The net periodic benefit cost includes the following:

•	The cost of pension benefits provided in exchange for employees’ services rendered during the period,

•	The interest cost of pension obligations,

•	The expected long-term return on pension fund assets based on a market value of pension fund assets,

•	Gains or losses on settlements and curtailments,

•	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately 11 years of the active employee group covered by the plans and

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

alternative fuel mixer and received notification that its registration had been accepted in March 2009. The Company began producing and consuming alternative fuel mixtures in February 2009 at its eligible mills.

The Company recorded nil for such credits in 2011 (2010 – $25 million; 2009 – $498 million) in Other operating (income) loss on the Consolidated Statements of Earnings based on the volume of alternative mixtures produced and burned during 2009. The $25 million recorded in 2010 represented an adjustment to amounts presented as deferred revenue at December 31, 2009. The $25 million was released to income following guidance issued by the IRS in March 2010. The Company did not record any income tax expense in 2011 (2010 – $7 million; 2009 – $162 million) related to the alternative fuel mixture income. According to the Code, the tax credit expires at the end of 2009. Please refer to Note 10 “Income Taxes,” for additional information regarding unrecognized tax benefits. In 2010, the Company also received a $368 million refund (2009  –  $140 million refund), net of federal income tax offsets.

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

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

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

COMPENSATION—RETIREMENT BENEFITS

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

The Company adopted this standard on December 31, 2011 with no impact on the Company’s consolidated financial position, results of operations or cash flows. The adoption expanded the Company’s consolidated financial statements’ footnote disclosures (see Note 7).

INTANGIBLES—GOODWILL AND OTHER

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

The amended provisions are effective for reporting periods beginning on or after December 15, 2011 with early adoption permitted. The Company adopted this amendment as of its publication date. This amendment impacts impairment testing steps only, and therefore adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3.

ACQUISITION OF BUSINESS

On September 1, 2011, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Attends Healthcare Inc. (“Attends”). Attends sells and markets a complete line of adult incontinence care products and distributes washcloths marketed primarily under the Attends® brand name. The company has a wide product offering and it serves a diversified customer base in multiple channels throughout the United States and Canada. Attends has approximately 330 employees and the production facility is located in Greenville, North Carolina. The results of Attends’ operations have been included in the consolidated financial statements since September 1, 2011, and are presented in the Personal Care reportable segment. The purchase price was $288 million in cash, including working capital, net of acquired cash of $12 million. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification (“ASC”).

The total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available. During the fourth quarter of 2011, the Company completed the evaluation of all assets and liabilities.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESS (CONTINUED)

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition

Receivables		$12
Inventory		17
Property, plant and equipment		54
Intangible assets (Note 14)
Trade names (1)	61
Customer relationships (2)	93
		154

Goodwill (Note 12)		163
Other assets		4

Total assets		404

Less: Liabilities
Trade and other payables		15
Income and other taxes payable		2
Capital lease obligation		31
Deferred income tax liabilities and unrecognized tax benefits		66
Other liabilities		2

Total liabilities		116

Fair value of net assets acquired at the date of acquisition		288

(1)	Indefinite useful life.
(2)	The useful life of the Customer relationships acquired is 40 years.

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

NOTE 4.

IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the long-lived assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the long-lived assets exceeds their

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

estimated undiscounted future cash flows in order to assess if the assets are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets, a Step II impairment test must be carried out to determine the impairment charge. In Step II, long-lived assets are written down to their estimated fair values. Given that there is generally no readily available quoted value for the Company’s long-lived assets, the Company determines fair value of its long-lived assets using the estimated discounted future cash flow (“DCF”) expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The DCF in Step II is based on the undiscounted cash flows in Step I.

Ashdown, Arkansas pulp and paper mill—Closure of a paper machine

As a result of the decision to permanently shut down one of four paper machines on March 29, 2011, the Company recognized $73 million of accelerated depreciation, under Impairment and write-down of property, plant and equipment, in 2011. Given the substantial decline in the production capacity, at its Ashdown facility, the Company conducted a quantitative Step I impairment test in the fourth quarter of 2011 and concluded that the recognition of an impairment loss for the Ashdown mill’s remaining long-lived assets was not required.

Lebel-sur-Quévillon Pulp Mill and Sawmill—Impairment of assets

In the fourth quarter of 2008, the Company decided to permanently shut down the Lebel-sur-Quévillon pulp mill and sawmills. In 2011, following the signing of a definitive agreement (see Note 27), the Company recorded a $12 million impairment and write-down of property, plant and equipment relating to the remaining assets net book value.

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

Given the substantial change in use of the mill, the Company conducted a Step I impairment test in the fourth quarter of 2009 and concluded that the recognition of an impairment loss for the Plymouth mill’s remaining long-lived assets was not required as the aggregate estimated undiscounted future cash flows exceeded the then carrying value of the asset group of $336 million by a significant amount.

Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to trend prices, inflation-adjusted cost projections, and the estimated useful life of the fixed assets.

Plymouth Pulp and Paper Mill—Closure of Paper Machine

In the first quarter of 2009, the Company announced that it would permanently reduce its paper manufacturing at its Plymouth pulp and paper mill, by closing one of the two paper machines comprising the mill’s paper production unit. As a result, at the end of February 2009, there was a curtailment of 293,000 tons of the mill’s paper production capacity and the closure affected approximately 185 employees. Also, $13 million of

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

accelerated depreciation in the fourth quarter of 2009, and a further $39 million of accelerated depreciation over the first nine months of 2010, were recorded for the related plant and equipment. Given the closure of the paper machine, the Company conducted a Step I impairment test on the Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

Columbus Paper Mill

On March 16, 2010, the Company announced that it would permanently close its coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected 219 employees. The Company recorded a $9 million write-down for the related fixed assets under Impairment and write-down of property, plant and equipment and $16 million of other charges under Closure and restructuring costs (see Note 16). Operations ceased in April 2010.

Cerritos

During the second quarter of 2010, the Company decided to close the Cerritos, California forms converting plant, and recorded a $1 million write-down for the related assets under Impairment and write-down of property, plant and equipment and $1 million in severance and termination costs under Closure and restructuring costs (see Note 16). Operations ceased on July 16, 2010.

Prince Albert Pulp Mill

As a result of a review of available options for the disposal of the assets of this facility in the fourth quarter of 2009, the Company revised the estimated net realizable values of the remaining assets and recorded a non-cash write-down of $14 million, related to fixed assets, primarily a turbine and a boiler. The write-down represented the difference between the new estimated liquidation or salvage value of the fixed assets and their carrying values.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

The exercise price of options and stock appreciation rights is equal to the closing price per share of the Company’s common stock on the New York Stock Exchange on the date of grant.

Performance Conditioned Restricted Stock Units (“PCRSUs”) AND PERFORMANCE STOCK UNITS (“PSUs”)

The PSU’s granted in 2011 were to management and non-management committee members. Management committee members will be settled in shares based on certain performance and market conditions and non-management committee members will be settled in cash, based on certain performance and market conditions.

In 2011, the Company granted 88,528 PSUs (2010 and 2009—nil) under the Omnibus Plan. As a result of previously granted PSUs and PCRSUs having achieved their target, the Company issued 9,150 PSUs in 2011 (2010—22,645 PCRSUs; 2009—86,555 PCRSUs). The overall weighted average grant date fair value of PSUs granted in 2011 is $89.02. Each PCRSU is equivalent in value to one common share and is subject to a service condition as well as a performance or market condition. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the period to vesting. No awards vest when the minimum thresholds are not achieved. Upon vesting, the participants will receive common shares of the Company or in certain instances cash of an equivalent value.

On December 31, 2010, the 2008 grant cliff vested and as such these portions of the PCRSU grant as well as a portion issued in 2010 representing 67,848 units (2010—79,421; 2009—15,890), were settled in February 2011.

At December 31, 2009, one market condition and one performance condition for various measurement periods (2008—nil), related to the 2007 grant, were achieved. As such, these portions of the PCRSU grant as well as a portion issued in 2009 representing 51,642 units (2008—nil), cliff vested on December 31, 2009. On March 31, 2009, PCRSUs granted in 2007 as well as a portion issued in 2009 representing 88,082 units, vested based on the attainment of a variety of business integration and synergy achievement goals.

As at December 31, 2011, out of the total outstanding PSU’s, 77,332 will be settled in shares and 63,167 will be settled in cash.

RESTRICTED STOCK UNITS (“RSUs”)

The RSU’s granted are to management and non-management committee members. Upon completing service conditions, management committee members will be settled in shares and non-management committee members will be settled in cash.

On February 22, 2011, the Company granted 40,978 RSUs (2010—110,965; 2009—436,575) having a weighted average grant date fair value of $86.19 (2010—$66.81; 2009—$12.60) and a weighted average remaining contractual life of approximately 26 months (2010—28 months; 2009—27 months). The Company

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

will deliver one share of common stock in settlement of each outstanding RSU that has vested in accordance with the stipulated service conditions. The awards cliff vest at various dates up to February 22, 2014 (2010—May 10, 2013; 2009—April 8, 2012). As a result of quarterly dividends, on January 17, April 15, July 15 and October 17, 2011, the Company granted a total of 9,039 RSUs (2010—5,372) to participants of the Omnibus Plan. Additionally, as part of the long-term incentive plan, the Company also granted 57,284 RSUs (2010—76,850) on February 22, 2011.

On September 22, 2011, the Company granted 15,446 RSUs having a weighted average grant date fair value of $71.84 and a weighted average remaining contractual life of approximately 24 months. The Company will settle each unit in cash. The awards cliff vest on December 31, 2013.

As at December 31, 2011, out of the total outstanding RSU’s, 116,546 will be settled in shares and 509,003 will be settled in cash.

DEFERRED STOCK UNITS (“DSUs”)

In 2011 and 2010 the Company did not issue any new DSU plan to its employees under the Omnibus Plan. As a result of quarterly dividends, on January 17, April 15, July 15 and October 17, 2011, the Company granted a total of 389 DSUs (2010—231) to participants of the Omnibus Plan. On April 8, 2009, the Company granted 26,667 DSUs having a weighted average grant date fair value of $12.60 that vested in three equal annual installments on April 8, 2009, 2010 and 2011.

The Company delivers, on a quarterly basis, DSUs to its Directors that vest immediately on the grant date. The Company will deliver at the option of the holder either one share of common stock or the cash equivalent of the fair market value on settlement of each outstanding DSU (including dividend equivalents accumulated) upon termination of service. In 2011, the Company granted 15,760 DSUs (2010—15,365; 2009—47,156) to its Directors.

NON-QUALIFIED STOCK OPTIONS

In 2011, the Company did not grant any non-qualified stock options (2010—2,100; 2009 – 120,646). The stock options vest at various dates up to May 10, 2013 subject to service conditions. Upon exercise, the option holders may elect to proceed with a cashless exercise and receive common shares net of the deduction for cashless exercise. The options expire at various dates no later than seven years from the date of grant.

PERFORMANCE STOCK OPTIONS

In 2011, the Company did not grant any performance stock options (2010—46,780; 2009—151,831). The stock options vest at various dates up to May 10, 2013 if certain market conditions are met in addition to a service period. Upon exercise, the option holders may elect to proceed with a cashless exercise and receive common shares net of the deduction for cashless exercise. The options expire at various dates no later than seven years from the date of grant.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

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

SUMMARY OF OUTSTANDING AWARDS

Details regarding Domtar Corporation outstanding awards are presented in the following tables:

NUMBER OF AWARDS	PCRSU/PSU	RSU/RSA	DSU
Total outstanding at December 31, 2010	131,038	618,382	140,104
Granted/issued	97,678	122,747	16,149
Forfeited/expired	(14,452)	(33,895)	—
Exercised/settled	(73,765)	(81,685)	(18,688)

Total outstanding at December 31, 2011	140,499	625,549	137,565

OPTIONS (including Performance options)	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at December 31, 2008	432,164	91.08	4.7	—
Granted	272,477	12.60	2.3	11.0
Forfeited/expired	(46,058)	97.67	—	—

Outstanding at December 31, 2009	658,583	58.15	3.3	—

Options exercisable at December 31, 2009	325,736	92.64	3.1	—

Outstanding at December 31, 2009	658,583	58.15	3.3	—
Granted	48,880	66.81	6.4	0.4
Exercised	(86,573)	20.37	—	—
Forfeited/expired	(29,574)	62.36	—	—

Outstanding at December 31, 2010	591,316	64.19	4.0	12.1

Options exercisable at December 31, 2010	272,799	81.78	2.9	0.9

Outstanding at December 31, 2010	591,316	64.19	4.0	12.1
Exercised	(182,480)	45.63	—	—
Forfeited/expired	(55,175)	95.36	—	—

Outstanding at December 31, 2011	353,661	68.90	3.1	7.0

Options exercisable at December 31, 2011	160,590	80.79	2.4	0.7

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

In addition to the above noted outstanding options, the Company has 3,738 outstanding and exercisable stock appreciation rights at December 31, 2011 with a weighted average exercise price of $79.95.

Due to conditions implicit in the performance stock units granted in 2011, the fair value was estimated at the grant date using a Monte Carlo simulation methodology. The Monte Carlo simulation creates artificial futures by generating numerous sample paths of potential outcomes. The following assumptions were used in calculating the fair value of the units granted.

2011
Dividend yield	0.870%
Expected volatility 1 year	36%
Expected volatility 3 years	86%
Risk-free interest rate December 31, 2011	0.411%
Risk-free interest rate December 31, 2012	0.869%
Risk-free interest rate December 31, 2013	1.388%

The fair value of the stock options granted in 2010 and 2009 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted.

	2010	2009
Dividend yield	0%	0%
Expected volatility	75%	77%
Risk-free interest rate	3%	3%
Expected life	7 years	7 years

For the year ended December 31, 2011, compensation expense recognized in the Company’s results of operations was approximately $23 million (2010—$25 million; 2009—$27 million) for all of the outstanding awards. Compensation costs not yet recognized amount to approximately $16 million (2010—$22 million; 2009—$21 million) and will be recognized over the remaining service period. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net earnings	$365	$605	$310

Weighted average number of common and exchangeable shares outstanding (millions)	39.9	42.8	43.0
Effect of dilutive securities (millions)	0.3	0.4	0.2

Weighted average number of diluted common and exchangeable shares outstanding (millions)	40.2	43.2	43.2

Basic net earnings per share (in dollars)	$9.15	$14.14	$7.21
Diluted net earnings per share (in dollars)	$9.08	$14.00	$7.18

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	December 31, 2011	December 31, 2010	December 31, 2009
Restricted stock units	—	—	6,586
Options	168,692	380,214	386,106
Performance-based awards	—	—	33,764

The calculation of basic earnings per common share for the year ended December 31, 2011 is based on the weighted average number of Domtar common shares outstanding during the year. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common stock. A portion of the stock options to purchase common shares is excluded in the computation of diluted net earnings per share in periods because to do so would have been anti-dilutive.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2011, the related pension expense was $24 million (2010—$25 million; 2009—$24 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company has several defined benefit pension plans covering a majority of employees. The defined benefit pension plans are generally contributory in Canada and non-contributory in the United States. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in defined contribution pension plans. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Also, starting on January 1, 2013, all unionized employees covered under the agreement with the United Steel Workers not grandfathered under the existing defined benefit pension plans will transition to a defined contribution pension plan for future service. The Company also provides other post-retirement plans to eligible Canadian and U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits. The Company also provides supplemental unfunded defined benefit pension plans to certain senior management employees.

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

The Company expects to contribute a minimum total amount of $52 million in 2012 compared to $95 million in 2011 (2010—$161 million; 2009—$130 million) to the pension plans. The payments made in 2011 to the other post-retirement benefit plans amounted to $8 million (2010—$8 million; 2009—$8 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 31, 2011 and December 31, 2010, the measurement date for each year:

	December 31, 2011		December 31, 2010
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at beginning of year	1,636	114	1,442	122
Service cost for the year	35	3	32	3
Interest expense	87	6	87	7
Plan participants’ contributions	7	—	7	—
Actuarial loss	99	3	152	12
Plan amendments	17	(3)	1	—
Benefits paid	(98)	(1)	(96)	—
Direct benefit payments	(4)	(7)	(4)	(8)
Settlement	(4)	—	(64)	—
Curtailment	13	—	9	(27)
Effect of foreign currency exchange rate change	(33)	(2)	70	5

Accrued benefit obligation at end of year	1,755	113	1,636	114

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets reflecting the actual return on plan assets, the contributions and the benefits paid during the year:

	December 31, 2011 Pension plans	December 31, 2010 Pension plans
	$	$
Fair value of assets at beginning of year	1,572	1,362
Actual return on plan assets	130	143
Employer contributions	95	161
Plan participants’ contributions	7	7
Benefits paid	(102)	(100)
Settlement	(4)	(64)
Effect of foreign currency exchange rate change	(33)	63

Fair value of assets at end of year	1,665	1,572

INVESTMENT POLICIES AND STRATEGIES OF THE PLAN ASSETS

The assets of the pension plans are held by a number of independent trustees and are accounted for separately in the Company’s pension funds. The investment strategy for the assets in the pension plans is to

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

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

In the long run, the performance of the pension plans is primarily determined by the long-term asset mix decisions. To manage the long-term risk of not having sufficient funds to match the obligations of the pension plans, the Company conducts asset/liability studies. These studies lead to the recommendation and adoption of a long-term asset mix target that sets the expected rate of return and reduces the risk of adverse consequences to the plan from increases in liabilities and decreases in assets. In identifying the asset mix target that would best meet the investment objectives, consideration is given to various factors, including (a) each plan’s characteristics, (b) the duration of each plan’s liabilities, (c) the solvency and going concern financial position of each plan and their sensitivity to changes in interest rates and inflation, and (d) the long-term return and risk expectations for key asset classes.

The investments of each plan can be done directly through cash investments in equities or bonds or indirectly through derivatives or pooled funds. The use of derivatives must be in accordance with an approved mandate and cannot be used for speculative purposes.

The Company’s pension funds are not permitted to own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2011:

	Target allocation	Percentage of plan assets at December 31, 2011	Percentage of plan assets at December 31, 2010
Fixed income
Cash and cash equivalents	0% - 10%	5%	3%
Bonds	53% - 63%	58%	58%

Equity
Canadian Equity	7% - 15%	10%	11%
US Equity	7% - 16%	12%	14%
International Equity	13% - 22%	15%	14%

Total (1)		100%	100%

(1)	Approximately 87% of the pension plan assets relate to Canadian plans and 13% relate to U.S. plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

	December 31, 2011		December 31, 2010
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,755)	(113)	(1,636)	(114)
Fair value of assets at end of year	1,665	—	1,572	—

Funded status	(90)	(113)	(64)	(114)

The funded status includes $47 million of accrued benefit obligation ($46 million at December 31, 2010) related to supplemental unfunded benefit plans.

	December 31, 2011		December 31, 2010
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Trade and other payables (Note 18)	—	(2)	—	(4)
Other liabilities and deferred credits (Note 20)	(143)	(111)	(100)	(110)
Other assets (Note 15)	53	—	36	—

Net amount recognized in the Consolidated Balance Sheets	(90)	(113)	(64)	(114)

The following table presents the amount not yet recognized in net periodic benefit cost and included in Accumulated other comprehensive loss.

	December 31, 2011		December 31, 2010
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Prior year service cost	(28)	11	(22)	9
Accumulated loss	(298)	(11)	(264)	(9)

Accumulated other comprehensive loss	(326)	—	(286)	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the pre-tax amounts included in other comprehensive income.

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$	$	$
Prior year service cost	(17)	3	(1)	—	—	10
Amortization of prior year service cost	11	(1)	4	(1)	10	—
Net gain (loss)	(48)	(2)	(100)	1	(79)	(19)
Amortization of net actuarial loss	14	—	24	—	10	—

Net amount recognized in other comprehensive income (pre-tax) (Note 17)	(40)	—	(73)	—	(59)	(9)

An estimated amount of $21 million for pension plans and $1 million for other post-retirement benefit plans will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012.

At December 31, 2011, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value of plan assets were $1,160 million and $1,020 million, respectively (2010—$1,020 million and $921 million, respectively).

Components of net periodic benefit cost for pension plans	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
Service cost for the year	35	32	35
Interest expense	87	87	84
Expected return on plan assets	(103)	(92)	(74)
Amortization of net actuarial loss	14	10	4
Curtailment loss (a)	22	12	6
Settlement loss (b)	23	16	6
Amortization of prior year service costs	2	3	3
Special termination benefits	—	—	1

Net periodic benefit cost	80	68	65

Components of net periodic benefit cost for other post-retirement benefit plans	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
Service cost for the year	3	3	4
Interest expense	6	7	7
Amortization of net actuarial loss	—	1	—
Curtailment gain (c)	—	(13)	—
Amortization of prior year service costs	(1)	(1)	—
Settlement gain	—	(1)	—

Net periodic benefit cost	8	(4)	11

(a)

The curtailment loss for the year ended December 31, 2011 of $22 million in the pension plans represents $13 million related to the sale of Prince Albert, Saskatchewan facility recorded in Other operating (income)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

loss on the Consolidated Statements of Earnings and $9 million related to certain U.S. plans being converted from defined benefit to defined contribution plans during the fourth quarter of 2011, recorded in Closure and restructuring costs on the Consolidated Statements of Earnings. The curtailment loss for the year ended December 31, 2010 of $12 million in the pension plans represents $10 million related to the sale of the Wood business and $2 million related to the sale of the Woodland, Maine mill, both recorded in Other operating (income) loss on the Consolidated Statements of Earnings.

(b)	The settlement loss for the year ended December 31, 2011 of $23 million in the pension plans is related to the sale of assets of Prince Albert, recorded in Other operating (income) loss on the Consolidated Statements of Earnings. The settlement loss for the year ended December 31, 2010 of $16 million in the pension plans is related to the sale of the Wood business, recorded in Other operating (income) loss on the Consolidated Statements of Earnings.

(c)	The curtailment gain for the year ended December 31, 2010 of $13 million in the other post-retirement benefit plans, represents $3 million related to the sale of the Wood business, recorded in Other operating (income) loss on the Consolidated Statements of Earnings and $10 million related to the harmonization of the Company’s post-retirement benefit plans, recorded in Selling, general and administrative on the Consolidated Statements of Earnings.

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the accrued benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

Pension plans	December 31, 2011	December 31, 2010	December 31, 2009
Accrued benefit obligation
Discount rate	4.9%	5.5%	6.4%
Rate of compensation increase	2.7%	2.7%	2.7%
Net periodic benefit cost
Discount rate	5.3%	6.3%	6.8%
Rate of compensation increase	2.9%	2.9%	2.8%
Expected long-term rate of return on plan assets	6.3%	7.0%	6.8%

Discount rate for Canadian plans: 5.0% based on a model whereby cash flows are projected for hypothetical plans and are discounted using a spot rate yield curve developed from bond yield data for AA corporate bonds provided by PC Bond Analytics with an adjustment to the yields to disregard yields provided for 25-year and 30-year maturities, a constant spot rate was assumed from 20 years onward.

Discount rate for U.S. plans: 4.6% based on Domtar’s expected cash flows in the Mercer Yield Curve which is based on bonds rated AA or better by Moody’s, excluding callable bonds, bonds of less than a minimum issue size, and certain other bonds.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Other post-retirement benefit plans	December 31, 2011	December 31, 2010	December 31, 2009
Accrued benefit obligation
Discount rate	5.0%	5.5%	6.3%
Rate of compensation increase	2.8%	2.8%	2.8%
Net periodic benefit cost
Discount rate	5.5%	6.4%	6.0%
Rate of compensation increase	2.8%	2.8%	3.0%

Effective January 1, 2012, the Company will use 6.0% (2011—6.3%; 2010—7.0%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management’s best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts’ or governments’ expectations as applicable.

For measurement purposes, a 5.8% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2012. The rate was assumed to decrease gradually to 4.1% by 2032 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
	$	$
Impact on net periodic benefit cost for other post-retirement benefit plans	1	(1)
Impact on accrued benefit obligation	9	(8)

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

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2011, by asset category:

		Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Cash and short-term investments	89	89	—	—
ABCP (1)	205	—	—	205
Canadian government bonds	383	378	5	—
Canadian and U.S. corporate debt securities	96	73	23	—
Bond index funds (2 & 3)	265	—	265	—
Canadian equities (4)	172	172	—	—
U.S. equities (5)	28	28	—	—
International equities (6)	216	216	—	—
U.S. stock index funds (3 & 7)	205	—	205	—
Asset backed securities (3)	2	—	2	—
Derivative contracts (8)	4	—	4	—

Total	1,665	956	504	205

(1)	This category is described in the section “Asset Backed Commercial Paper.”

(2)	This category represents a Canadian bond index fund not actively managed that tracks the DEX Long-term bond index and a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.

(3)	The fair value of these plan assets are classified as Level 2 (inputs that are observable; directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)	This category represents active segregated, large capitalization Canadian equity portfolios with the ability to purchase small and medium capitalized companies and $2 million of Canadian equities held within an active segregated global equity portfolio.

(5)	This category represents U.S. equities held within an active segregated global equity portfolio.

(6)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.

(7)	This category represents equity index funds, not actively managed, that track the S&P 500.

(8)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2010, by asset category:

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Cash and short-term investments	75	75	—	—
ABCP (1)	214	—	—	214
Canadian government bonds	430	429	1	—
Canadian and U.S. corporate debt securities	77	72	5	—
Bond index funds (2 & 3)	181	—	181	—
Canadian equities (4)	168	168	—	—
U.S. equities (5)	18	18	—	—
International equities (6)	194	194	—	—
U.S. stock index funds (3 & 7)	210	—	210	—
Asset backed securities (3)	3	—	3	—
Derivative contracts (8)	2	—	2	—

Total	1,572	956	402	214

(1)	This category is described in the section “Asset Backed Commercial Paper.”

(2)	This category represents a Canadian bond index fund not actively managed that tracks the DEX Long-term bonds, a U.S. bond index fund not actively managed that tracks the Barclays Capital Government/Credit index and a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.

(3)	The fair value of these plan assets are classified as Level 2 (inputs that are observable; directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)	This category represents active segregated, large capitalization Canadian equity portfolios with the ability to purchase small and medium capitalized companies.

(5)	This category represents U.S. equities held within an active segregated global equity portfolio.

(6)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.

(7)	This category represents equity index funds, not actively managed, that track the S&P 500.

(8)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

ASSET BACKED COMMERCIAL PAPER

At December 31, 2011, Domtar Corporation’s Canadian defined benefit pension funds held asset backed commercial paper investments (“ABCP”) valued at $205 million (CDN$208 million). At December 31, 2010, the plans held ABCP valued at $214 million (CDN$213 million). During 2011, the total value of the ABCP benefited from an increase in market value of $3 million (CDN$3 million). For the same period, the total value of the ABCP was reduced by 1) repayments totalling $8 million (CDN$8 million), and 2) a decrease in the value of the Canadian dollar of $4 million.

Most of these ABCP valued at $178 million (2010  –  $193 million; 2009  –  $186 million) were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009, while the remaining ABCP valued at $27 million (2010  –  $21 million; 2009  –  $19 million) were mainly restructured separately.

While there is a market for the ABCP held by the Company’s pension plans, this market is not considered sufficiently liquid to use for valuation purposes. Accordingly, the value of the ABCP is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, and the amounts and timing of cash inflows.

The largest conduit owned by the pension plans in the Montreal Accord, representing 75% of the total value, consists mainly of investments that serve as collateral to back credit default derivatives that protect counterparties against credit defaults above a specified threshold on different portfolios of corporate credits. The valuation methodology was based upon determining an appropriate credit spread for each class of notes based upon the implied protection level provided by each class against potential credit defaults. This was done by comparison to spreads for an investment grade credit default index and the comparable tranches within the index for equivalent credit protection. In addition, a liquidity premium of 1.75% was added to this spread. The resulting spread was used to calculate the present value of all such notes, based upon the anticipated maturity date. An additional discount of 2.5% was applied to the value to reflect uncertainty over collateral values held to support the derivative transactions. The resulting interest rate was used to calculate the present value of this class of ABCP, based upon the anticipated maturity date in early 2017. An increase in the discount rate of 1% would reduce the value by $7 million (CDN$7 million) for these ABCP.

The value of the remaining ABCP that were subject to the Montreal Accord were sourced either from the asset manager of the ABCP, or from trading values for similar securities of similar credit quality. The remaining ABCP that were not subject to the Montreal Accord, which also provide protection to counterparties against credit defaults through derivatives, were valued based upon the value of the investment held in the conduit that serve as collateral for the derivative counterparties, net of the market value of the credit derivatives as provided by the sponsor of the conduit, with an additional discount (equivalent to 1.75% per annum) applied for illiquidity.

Possible changes that could materially impact the future value of the ABCP include (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABCP market, (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits, and (4) the passage of time, as most of the notes will mature in early 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	ABCP Montreal Accord	ABCP Outside Montreal Accord	Restricted Bond Index Fund	Total
	$	$	$	$
Balance at December 31, 2009	186	19	27	232
Settlements	(20)	—	(29)	(49)
Return on plan assets	20	—	2	22
Effect of foreign currency exchange rate change	7	2	—	9

Balance at December 31, 2010	193	21	—	214
Settlements	(8)	—	—	(8)
Return on plan assets	(3)	6	—	3
Effect of foreign currency exchange rate change	(4)	—	—	(4)

Balance at December 31, 2011	178	27	—	205

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2011 are as follows:

	Pension plans	Other post-retirement benefit plans
	$	$
2012	206	7
2013	134	7
2014	99	7
2015	101	7
2016	105	6
2017—2021	576	34

MULTIEMPLOYER PLANS

Domtar contributes to nine multiemployer defined benefit pension plans under the terms of collective agreements that cover certain Canadian union-represented employees (Canadian multiemployer plans) and certain U.S. union-represented employees (U.S. multiemployer plans). The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

(a)	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers,

(b)	for the U.S. multiemployer plans, if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and

(c)	for the U.S. multiemployer plans, if Domtar chooses to stop participating in some of its multiemployer plans, Domtar may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Domtar’s participation in these plans for the annual periods ended December 31 is outlined in the table below. The plan’s 2011 and 2010 actuarial status certification was completed as of January 1, 2011 and January 1, 2010 respectively, and is based on the plan’s actuarial valuation as of January 1, 2010 and January 1, 2009 respectively. This represents the most recent Pension Protection Act (“PPA”) zone status available. The zone status is based on information received from the plan and is certified by the plan’s actuary. The Company’s significant plan is in the red zone, which means it is less than 65 percent funded.

	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions from Domtar to Multiemployer (b)			Surcharge imposed?	Expiration CBA
Pension Fund		2011	2010		2011	2010	2009
					$	$	$
U.S. Multiemployer Plans
PACE Industry Union- Management Pension Fund	11-6166763-001	Red	Red	Yes - Implemented	3	3	3	Yes	November 1, 2011
Canadian Multiemployer plans
Pulp and Paper Industry Pension Plan (a)	n.a.	n.a.	n.a.	n.a.	3	2	2	n.a.	April 30, 2012

				Total	6	5	5
	Total contributions made to all plans that are not individually significant				1	1	1

	Total contributions made to all plans				7	6	6

(a)	In the event that the Canadian multiemployer plan is underfunded, the monthly benefit amount can be reduced by the trustees of the plan. Moreover, Domtar is not responsible for the underfunded status of the plan because the Canadian multiemployer plans do not require participating employers to pay a withdrawal liability or penalty upon withdrawal.

(b)	For each of the three years presented, Domtar’s contributions to each multiemployer plan do not represent more than five percent of total contributions to each plan as indicated in the plan’s most recently available annual report.

The Company will withdraw from participation in one of its multiemployer plans in 2012. The expected withdrawal liability, recorded in December 2011 (see Note 16) is $32 million. The Company is reviewing its participation in the remaining multiemployer pension plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating (income) loss includes the following:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
Loss on sale of Prince Albert mill	12	—	—
Gain on sale of Columbus mill	(2)	—	—
Gain on sale of Distribution business unit	(3)	—	—
Alternative fuel tax credits (Note 10)	—	(25)	(498)
Loss on sale of Wood business (Note 26)	—	50	—
Gain on sale of Woodland mill (Note 26)	—	(10)	—
Gain on sale of trademarks	—	—	(1)
Gain on sale of property, plant and equipment	(13)	(7)	(6)
Environmental provision	7	4	4
Foreign exchange loss (gain)	(3)	6	6
Other	(2)	2	(2)

Other operating (income) loss, net	(4)	20	(497)

NOTE 9.

INTEREST EXPENSE, NET

The following table presents the components of interest expense:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
Interest on long-term debt (1)	76	97	121
Loss on repurchase of long-term debt	4	35	3
Reversal of fair value decrement (increment) on debentures	—	12	(12)
Receivables securitization	1	2	2
Amortization of debt issue costs and other	7	10	11

	88	156	125
Less: Interest income	1	1	—

	87	155	125

(1)	The Company did not capitalize interest expense in 2011. The Company capitalized $4 million in 2010 and $1 million in 2009 related to the borrowing costs associated with various construction projects at its facilities.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

INCOME TAXES

The components of Domtar Corporation’s earnings before income taxes by taxing jurisdiction were:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
U.S. earnings	220	177	560
Foreign earnings (loss)	285	271	(70)

Earnings before income taxes	505	448	490

Provisions for income taxes include the following:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
U.S. Federal and State:
Current	93	17	101
Deferred	(19)	(74)	79
Foreign:
Deferred	59	(100)	—

Income tax expense (benefit)	133	(157)	180

The provision for income taxes of Domtar Corporation differs from the amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes due to the following:

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
U.S. federal statutory income tax	177	157	172
Reconciling items:
State and local income taxes, net of federal income tax benefit	5	15	4
Foreign income tax rate differential	(20)	(14)	6
Tax credits and special deductions	(16)	(148)	(13)
Alternative fuel tax credit income	—	(9)	(176)
Tax rate changes	—	—	(2)
Uncertain tax positions	5	15	168
U.S. manufacturing deduction	(12)	(2)	(2)
Valuation allowance on deferred tax assets	—	(164)	29
Other	(6)	(7)	(6)

Income tax expense (benefit)	133	(157)	180

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

For 2011, the Company has a significantly larger manufacturing deduction in the U.S. than in prior years since the Company utilized its remaining federal net operating loss carryforward in 2010. This deduction resulted in a tax benefit of $12 million which impacted the effective tax rate for 2011. The Company also recorded a $16 million tax benefit related to federal, state, and provincial credits and special deductions which reduced the effective tax rate for 2011. Additionally, the Company recognized a state tax benefit of $3 million due to U.S. restructuring that impacted the 2011 effective tax rate by reducing state income tax expense.

During 2010, the Company recognized $25 million of income related to alternative fuel mixture tax credits in Other operating (income) loss on the Consolidated Statements of Earnings. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. This income resulted in an income tax benefit of $9 million and an additional liability for uncertain income tax positions of $7 million, both of which impacted the U.S. effective tax rate for 2010. Additionally, the Company recorded a net tax benefit of $127 million from claiming a Cellulosic Biofuel Producer Credit (“CBPC”) in 2010 ($209 million of CBPC net of tax expense of $82 million), which also impacted the U.S. effective tax rate. Finally, the Company released the valuation allowance on the Canadian net deferred tax assets during the fourth quarter of 2010. The full $164 million valuation allowance balance that existed at January 1st, 2010 was either utilized during the 2010 or reversed at the end of 2010 based on future projected income, which impacted the Canadian and consolidated effective tax rate.

During 2009, the Company recognized $503 million of income, before $5 million of related costs, from alternative fuel tax credits with no related tax expense, resulting in a benefit of $176 million and an additional liability for uncertain income tax positions of $162 million, with both items impacting the U.S. effective tax rate. If the Company’s income tax positions with respect to the alternative fuel mixture tax credits are sustained, either all or in part, the Company would recognize a tax benefit in the future equal to the amount of the benefits sustained. In the event the Company’s tax position is not sustained, this would result in a cash tax outflow of approximately $200 million. Additionally, the Canadian effective tax rate was impacted by the additional valuation allowance recorded against new Canadian deferred tax assets in the amount of $29 million.

In July 2010, the U.S. Internal Revenue Service (“IRS”) Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulosic biofuel sold or used before January 1, 2010, is eligible for the cellulosic biofuel producer credit (“CBPC”) and would not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 would qualify for the $1.01 non-refundable CBPC. A taxpayer will be able to claim the credit on its federal income tax return for the 2009 tax year upon receipt of a letter of registration from the IRS and any unused CBPC may be carried forward until 2015 to offset a portion of federal taxes otherwise payable.

The Company had approximately 207 million gallons of cellulose biofuel that qualified for this CBPC which had not previously been claimed under the Alternative Fuel Mixture Credit (“AFMC”) that represented approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, the Company submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, a notification was received from the IRS that the Company was successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFMC and CBPC could be claimed in the same year for different volumes of biofuel. In November 2010, the Company

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in Income tax expense (benefit) on the Consolidated Statements of Earnings for the year ended December 31, 2010. As of December 31, 2011, approximately $25 million of this credit remains to offset future U.S. federal income tax liability.

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

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2011 and December 31, 2010 are comprised of the following:

	December 31, 2011	December 31, 2010
	$	$
Accounting provisions	82	91
Net operating loss carryforwards and other deductions	104	114
Pension and other employee future benefit plans	76	52
Inventory	1	1
Tax credits	101	234
Other	33	32

Gross deferred tax assets	397	524
Valuation allowance	(4)	—

Net deferred tax assets	393	524

Property, plant and equipment	(801)	(820)
Deferred income	(19)	(83)
Impact of foreign exchange on long-term debt and investments	(13)	(30)
Intangible assets	(73)	(20)

Total deferred tax liabilities	(906)	(953)

Net deferred tax liabilities	(513)	(429)

Included in:
Deferred income tax assets	125	115
Other assets (Note 15)	36	140
Income and other taxes payable	—	(2)
Deferred income taxes and other	(674)	(682)

Total	(513)	(429)

On September 1, 2011, the Company completed its acquisition of 100% of the outstanding shares of Attends. The acquisition was accounted for as a business combination under the acquisition method of

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

accounting with the Business Combinations Topic of FASB ASC. As a result, Attends and the Company recorded additional net deferred tax liabilities of $62 million during 2011, primarily related to fixed assets and intangible assets. The balances of these recorded net deferred tax liabilities as of December 31, 2011 are included in the table above.

At December 31, 2010, Domtar Corporation had utilized all of its remaining U.S. federal net operating loss carryforwards and had no carryforward into future years. With the acquisition of Attends on September 1, 2011, the Company acquired additional federal net operating loss carryforwards of $2 million. These U.S. federal net operating losses are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that can vary from year to year. At December 31, 2011, the Company had $2 million of federal net operating loss carryforward remaining which expires in 2028. Canadian federal losses and scientific research and experimental development expenditures not previously deducted represent an amount of $327 million (CDN $329 million), out of which losses in the amount of $72 million (CDN $73 million) will begin to expire in 2029.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets in the U.S., with the exception of certain state credits for which a valuation allowance of $4 million has been recorded in 2011.

The Company evaluates the realizeability of deferred tax assets on a quarterly basis. During the fourth quarter of 2010, the Company determined based on analysis of both positive and negative evidence that the realizeability of all such assets was “more likely than not” based on current and projected future taxable income and other accumulated positive evidence. Accordingly, the Company removed the valuation allowance from its deferred tax assets resulting in a benefit to deferred tax expense along with current utilization of $164 million in its statements of operations for 2010.

The Company evaluates the realization of deferred tax assets on a quarterly basis. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires significant judgment. All available evidence, both positive and negative, are considered when determining whether, based on the weight of that evidence, a valuation allowance is needed. Specifically, the Company evaluated the following items:

•	Historical income / (losses)—particularly the most recent three-year period

•	Reversals of future taxable temporary differences

•	Projected future income / (losses)

•	Tax planning strategies

•	Divestitures

In its evaluation process, the Company gives the most weight to historical income or losses. During the fourth quarter of 2010, after evaluating all available positive and negative evidence, although realization is not

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

assured, the Company determined that it is more likely than not that the Canadian net deferred tax assets will be fully realized in the future prior to expiration. Key factors contributing to this conclusion that the positive evidence ultimately outweighed existing negative evidence during the fourth quarter of 2010 included the fact that the Canadian operations, excluding the loss-generating Wood business (sold to a third party on June 30, 2010) and elements of other comprehensive income, went from a three-year cumulative loss position to a three-year cumulative income position during the fourth quarter of 2010; they have been able to demonstrate continual profitability throughout 2010 and 2011; and are projected to continue to be profitable in the coming years. Accordingly, the Company released the valuation allowance from its deferred tax assets resulting in a deferred tax benefit of $164 million in its Consolidated Statements of Earnings in 2010.

The Company does not provide for a U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of the foreign subsidiaries, which reflect full provision for income taxes, are currently indefinitely reinvested in foreign operations. No provision is made for income taxes that would be payable upon the distribution of earnings from foreign subsidiaries as computation of these amounts is not practicable.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2011, the Company had gross unrecognized tax benefits of approximately $253 million ($242 million and $226 million for 2010 and 2009 respectively). If recognized in 2012, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31, 2011	December 31, 2010	December 31, 2009
	$	$	$
Balance at beginning of year	242	226	45
Additions based on tax positions related to current year	4	14	179
Additions for tax positions of prior years	4	—	—
Reductions for tax positions of prior years	(1)	—	—
Expiration of statutes of limitations	(4)	(5)	—
Interest	9	6	—
Foreign exchange impact	(1)	1	2

Balance at end of year	253	242	226

As a result of the acquisition of Attends, the Company recorded unrecognized tax benefits during 2011 which are shown as additions for tax positions of prior years in the table above.

The Company recorded $9 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2011 ($6 million and nil for 2010 and 2009 respectively). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.

The Company and its subsidiaries will file one consolidated U.S. federal income tax return for 2011 as well as returns in Canada, Hong Kong, China, Belgium and various states and provinces. At December 31, 2011, the

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

Company’s subsidiaries are subject to U.S. and foreign federal income tax as well as various state or provincial income tax examinations for the tax years 2006 through 2010, with federal years prior to 2008 being closed from a cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition. The Company does not expect a significant change to the amount of unrecognized tax benefits over the next 12 months. However, audit outcomes and the timing of audit settlement are subject to significant uncertainty.

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 31, 2011	December 31, 2010
	$	$
Work in process and finished goods	363	361
Raw materials	105	105
Operating and maintenance supplies	184	182

	652	648

NOTE 12.

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

	December 31, 2011	December 31, 2010
	$	$
Balance at beginning of year	—	—
Acquisition of Attends Healthcare Inc.	163	—

Balance at end of year	163	—

The goodwill at December 31, 2011 is entirely related to the Personal Care segment. (See Note 3 “Acquisition of Business” for further information).

In the fourth quarter of 2011, the Company assessed qualitative factors to determine whether the existence of events or circumstances lead to a determination that it was more likely than not that the fair value of the

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12. GOODWILL (CONTINUED)

reporting unit was less than its carrying amount. After assessing the totality of events and circumstances, the Company determined it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. Thus, performing the two-step impairment test was unnecessary and no impairment charge was recorded for goodwill.

At December 31, 2011, the accumulated impairment loss amounted to $321 million (2010  –  $321 million).

NOTE 13.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31, 2011	December 31, 2010
		$	$
Machinery and equipment	3-20	7,164	7,808
Buildings and improvements	10-40	934	1,122
Timber limits and land		264	284
Assets under construction		86	41

		8,448	9,255
Less: Allowance for depreciation and amortization		(4,989)	(5,488)

		3,459	3,767

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Weighted average useful lives	December 31, 2011	December 31, 2010
		$	$
Intangible assets subject to amortization
Water rights	40	8	8
Power purchase agreements	25	32	33
Customer relationships (1)	20-40	104	11
Trade names	7	7	7
Supplier agreement	5	6	6

		157	65
Accumulated amortization		(14)	(9)

		143	56
Intangible assets not subject to amortization
Trade names (1)		61	—

Total intangible assets		204	56

Amortization expense related to intangible assets for the year ended December 31, 2011 was $5 million (2010—$4 million; 2009—$8 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2012	2013	2014	2015	2016
	$	$	$	$	$
Amortization expense related to intangible assets	7	5	5	4	4

(1)	Increase relates to the acquisition of Attends Healthcare, Inc. in September 2011.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

OTHER ASSETS

The following table presents the components of other assets:

	December 31, 2011	December 31, 2010
	$	$
Pension asset—defined benefit pension plans (Note 7)	53	36
Unamortized debt issue costs	11	13
Deferred income tax assets (Note 10)	36	140
Investments and advances	5	7
Other	4	7

	109	203

NOTE 16.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

During the fourth quarter of 2011, the Company decided to withdraw from one of its multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $32 million. The Company also incurred, in the fourth quarter of 2011, a $9 million loss from an estimated pension curtailment associated with the conversion of certain of its U.S. defined benefit pension plans to defined contribution pension plans recorded as a component of closure and restructuring costs.

Lebel-sur-Quévillon pulp mill and sawmill

Following the permanent closure announced on December 18, 2008 of its Lebel-sur-Quévillon pulp mill and sawmill, the Company recorded a $4 million pension curtailment loss in 2009. Operations at the pulp mill had been indefinitely idled in November 2005 due to unfavorable economic conditions and the sawmill had been indefinitely idled since 2006. At the time, the pulp mill and sawmill employed 425 and 140 employees, respectively. The Lebel-sur-Quévillon pulp mill had an annual production capacity of 300,000 metric tons. During 2011, the Company reversed $2 million of severance and termination costs and following the signing of a definitive agreement (see Note 27), the Company recorded a $12 million write-down for the remaining fixed assets net book value, a component of Impairment and write-down of property, plant and equipment.

Ashdown pulp and paper mill

On March 29, 2011, the Company announced that it would permanently shut down one of four paper machines at its Ashdown, Arkansas pulp and paper mill. This measure reduced the Company’s annual uncoated

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. The Company recorded $1 million of inventory obsolescence and $1 million of severance and termination costs as well as $73 million of accelerated depreciation, a component of Impairment and write-down of property, plant and equipment. Operations ceased on August 1, 2011.

Plymouth pulp and paper mill

On February 5, 2009, the Company announced a permanent shut down of a paper machine at its Plymouth pulp and paper mill effective at the end of February 2009. This measure resulted in the permanent curtailment of 293,000 tons of paper production capacity and the shut down affected approximately 185 employees. The Company recorded a $35 million accelerated depreciation charge for the related write-down for plant and equipment, $7 million of severance and termination costs and $5 million of inventory obsolescence. Given the closure of the paper machine, the Company conducted a Step I impairment test on the remaining Plymouth mill operation’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required. During 2011, the Company reversed $2 million of severance and termination costs.

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

On November 17, 2010, the Company announced the start up of its new fluff pulp machine which has an annual production capacity of approximately 444,000 metric tons. The mill exclusively produces fluff pulp and operates two fiber lines and one fluff pulp machine. During 2010, the Company recorded $39 million of accelerated depreciation and $1 million of inventory obsolescence related to the reconfiguration of the Plymouth, North Carolina mill to 100% fluff pulp production, announced on October 20, 2009. The Company recorded a $1 million write-down for the related paper machine in 2010.

Langhorne forms plant

On February 1, 2011, the Company announced the closure of its forms plant in Langhorne, Pennsylvania, and recorded $4 million in severance and termination costs.

Cerritos forms converting plant

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

Prince Albert pulp and paper mill

On December 21, 2009, the Company decided to dismantle the Prince Albert facility. The Prince Albert pulp and paper mill was closed in the first quarter of 2006 and has not been operated since. The Company recorded a $14 million impairment charge for the related machinery and equipment, $2 million of inventory obsolescence, $4 million of environmental costs and $1 million of other costs.

Dryden paper mill

Following the permanent shut down of the paper machine and the converting operations at the Dryden mill announced on November 4, 2008, the Company recorded $3 million of severance and termination costs and $5 million of inventory obsolescence in 2009. These measures resulted in the permanent curtailment of Domtar’s annual paper production capacity by approximately 151,000 tons and affected approximately 195 employees.

Other costs

During 2011, other costs related to previous closures include $4 million in severance and termination costs, $1 million of inventory obsolescence and $4 million in other costs.

During 2010, other costs related to previous closures include $3 million in severance and termination costs and $6 million of other costs.

During 2009, other costs related to previous closures include $5 million of severance and termination costs, $4 million loss of pension curtailment and $10 million of other costs.

The following tables provide the components of closure and restructuring costs by segment:

	Year ended December 31, 2011
	Pulp and Paper	Distribution	Total
	$	$	$
Severance and termination costs	4	1	5
Inventory obsolescence (1)	2	—	2
Loss on curtailment of pension benefits and pension withdrawal liability	41	—	41
Other	4	—	4

Closure and restructuring costs	51	1	52

	Year ended December 31, 2010
	Pulp and Paper	Distribution	Total
	$	$	$
Severance and termination costs	11	1	12
Inventory obsolescence (1)	9	—	9
Other	6	—	6

Closure and restructuring costs	26	1	27

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

	Year ended December 31, 2009
	Pulp and Paper	Distribution	Wood	Total
	$	$	$	$
Severance and termination costs	20	2	3	25
Inventory obsolescence (1)	15	—	—	15
Loss on curtailment of pension benefits	4	—	4	8
Environmental provision	4	—	—	4
Other	9	—	2	11

Closure and restructuring costs	52	2	9	63

(1)	Inventory obsolescence primarily relates to the write-down of operating and maintenance supplies classified as Inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

	December 31, 2011	December 31, 2010
	$	$
Balance at beginning of year	17	24
Additions	7	13
Severance payments	(10)	(18)
Changes in estimates	(8)	(2)
Other	—	(1)
Effect of foreign currency exchange rate change	—	1

Balance at end of year	6	17

Other costs related to the above 2011 closures expected to be incurred over 2012 include approximately $1 million for security and $2 million of other costs. These costs will be expensed as incurred and are related as follows: $1 million for security and $1 million of other costs related to the Pulp and Paper segment and $1 million of other costs related to the Distribution segment.

Closure and restructuring costs are based on management’s best estimates at December 31, 2011. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

COMPREHENSIVE INCOME	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
Net earnings	365	605	310
Other comprehensive income (loss)
Net derivative gains (losses) on cash flow hedges:
Net (loss) gain arising during the period, net of tax of $7 (2010—$3; 2009—$2)	(13)	(4)	51
Less: Reclassification adjustment for (gains) losses included in net earnings, net of tax of $(2) (2010—$(1); 2009—$1)	(1)	(2)	18
Foreign currency translation adjustments	(25)	66	206
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax of $15 (2010—$19; 2009—$(6))	(25)	(54)	(74)

Comprehensive income	301	611	511

NOTE 18.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31, 2011	December 31, 2010
	$	$
Trade payables	383	373
Payroll-related accruals	168	168
Accrued interest	15	15
Payables on capital projects	11	3
Rebate accruals	45	49
Liability—other post-retirement benefit plans (Note 7)	2	4
Provision for environment and other asset retirement obligations (Note 22)	24	28
Closure and restructuring costs liability (Note 16)	6	17
Derivative financial instruments (Note 23)	19	10
Dividend payable (Note 21)	13	11
Other	2	—

	688	678

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

LONG-TERM DEBT

	Maturity	Notional Amount	Currency	December 31, 2011	December 31, 2010
		$		$	$
Unsecured notes
5.375% Notes	2013	74	US	72	70
7.125% Notes	2015	213	US	213	213
9.5% Notes	2016	125	US	133	135
10.75% Notes	2017	385	US	375	388
Capital lease obligations	2012 – 2028			48	21

				841	827
Less: Due within one year				4	2

				837	825

Principal long-term debt repayments, including capital lease obligations, in each of the next five years will amount to:

	Long-term debt	Capital leases
	$	$
2012	—	8
2013	74	8
2014	—	7
2015	213	6
2016	125	5
Thereafter	385	38

	797	72
Less: Amounts representing interest	—	24

Total payments, excluding fair value increment of $6 million and debt discount of $10 million	797	48

UNSECURED NOTES

During the third quarter of 2011, the Company repurchased $15 million of its 10.75% debt and recorded a charge of $4 million on repurchase of this debt.

On October 19, 2010 the Company redeemed $135 million of the 7.875% Notes due in 2011 and recorded a charge of $7 million related to the repurchase of the notes.

As a result of the cash tender offer during the second quarter of 2010, the Company repurchased $238 million of the 5.375% Notes due 2013 and $187 million of the 7.125% Notes due 2015. The Company recorded a charge of $40 million related to the repurchase of the notes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

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

BANK FACILITY

On June 23, 2011, the Company entered into a new Credit Agreement (the “Credit Agreement”), among the Company and certain of its subsidiaries as borrowers (collectively, the “Borrowers”) and the lenders and agents party thereto. The Credit Agreement replaced the Company’s existing $750 million revolving credit facility that was scheduled to mature March 7, 2012.

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

The Credit Agreement contains customary covenants for transactions of this type, including the following financial covenants: (i) an interest coverage ratio (as defined under the Credit Agreement) that must be maintained at a level of not less than 3.0 to 1 and (ii) a leverage ratio (as defined under the Credit Agreement) that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2011, the Company was in

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

compliance with its covenants and no amounts were borrowed (December 31, 2010—nil). At December 31, 2011, the Company had outstanding letters of credit amounting to $29 million under this credit facility (December 31, 2010—$50 million).

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

The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility, and certain judgments being entered against the Company or the Company’s subsidiaries that remain outstanding for 60 consecutive days.

In November 2010, the agreement governing this receivables securitization program was amended and extended to mature in November 2013. The available proceeds that may be received under the program are limited to $150 million. The agreement was subsequently amended in November 2011 to add a letter of credit sub-facility.

At December 31, 2011 the Company had no borrowings and $28 million of letters of credit outstanding under the program (2010 – nil and nil). Sales of receivables under this program are accounted for as secured borrowings. Before 2010, gains and losses on securitization of receivables were calculated as the difference between the carrying amount of the receivables sold and the sum of the cash proceeds upon sale and the fair value of the retained subordinated interest in such receivables on the date of the transfer.

In 2011, a net charge of $1 million (2010—$2 million; 2009—$2 million) resulted from the program described above and was included in Interest expense in the Consolidated Statements of Earnings. The net cash outflow in 2011, from the reduction of senior beneficial interest under the program was nil (2010—$20 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	December 31, 2011	December 31, 2010
	$	$
Liability—other post-retirement benefit plans (Note 7)	111	110
Pension liability—defined benefit pension plans (Note 7)	143	100
Pension liability—multiemployer plan withdrawal (Note 7)	32	—
Provision for environmental and asset retirement obligations (Note 22)	68	79
Worker’s compensation	2	3
Stock-based compensation—liability awards	49	38
Other	12	20

	417	350

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. At December 31, 2011, Domtar estimated the net present value of its asset retirement obligations to be $32 million (2010—$43 million); the present value is based on probability weighted undiscounted cash outflows of $80 million (2010—$92 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2033. However, some settlement scenarios call for obligations to be settled as late as December 31, 2050. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 5.5% and 12.0%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31, 2011	December 31, 2010
	$	$
Asset retirement obligations, beginning of year	43	46
Revisions to estimated cash flows	(1)	—
Sale of businesses	(10)	(7)
Settlements	(1)	(1)
Accretion expense	2	4
Effect of foreign currency exchange rate change	(1)	1

Asset retirement obligations, end of year	32	43

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21.

SHAREHOLDERS’ EQUITY

During 2011, the Company declared one quarterly dividend of $0.25 per share and three quarterly dividends of $0.35 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $10 million, $15 million, $13 million and $13 million were paid on April 15, 2011, July 15, 2011, October 17, 2011 and January 17, 2012, respectively, to shareholders of record as of March 15, 2011, June 15, 2011, September 15, 2011 and December 15, 2011, respectively.

During 2010, the Company declared three quarterly dividends of $0.25 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $11 million, $10 million and $11 million were paid on July 15, 2010, October 15, 2010 and January 17, 2011, respectively, to shareholders of record as of June 15, 2010, September 15, 2010 and December 15, 2010, respectively.

On February 22, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.35 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on April 16, 2012 to shareholders of record on March 15, 2012.

STOCK REPURCHASE PROGRAM

On May 4, 2010, the Company’s Board of Directors authorized a stock repurchase program (“the Program”) of up to $150 million of Domtar Corporation’s common stock. On May 4, 2011, the Company’s Board of Directors approved an increase to the Program from $150 million to $600 million. On December 15, 2011, the Company’s Board of Directors approved another increase to the Program from $600 million to $1 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns.

During 2011 and 2010, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

During 2011, the Company repurchased 5,921,732 shares at an average price of $83.52 for a total cost of $494 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

During 2010, the Company repurchased 738,047 shares at an average price of $59.96 for a total cost of $44 million. Also, the Company entered into structured stock repurchase agreements that did not result in the repurchase of shares but resulted in net gains of $2 million which are recorded as a component of Shareholder’s equity.

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue twenty million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2011 or December 31, 2010.

COMMON STOCK

The Company is authorized to issue two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

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

SPECIAL VOTING STOCK

One share of special voting stock, par value $0.01 per share was issued on March 7, 2007. The share of special voting stock is held by Computershare Trust Company of Canada (the “Trustee”) for the benefit of the holders of exchangeable shares of Domtar (Canada) Paper Inc. in accordance with the voting and exchange trust agreement. The Trustee holder of the share of special voting stock is entitled to vote on each matter which shareholders generally are entitled to vote, and the Trustee holder of the share of special voting stock will be entitled to cast on each such matter a number of votes equal to the number of outstanding exchangeable shares of Domtar (Canada) Paper Inc. for which the Trustee holder has received voting instructions. The Trustee holder will not be entitled to receive dividends or distributions in its capacity as holder or owner thereof.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2011 and December 31, 2010, were as follows:

	December 31, 2011		December 31, 2010
Common stock	Number of shares	$	Number of shares	$

Balance at beginning of year	41,635,174	—	42,062,408	—
Shares issued
Stock options	13,115	—	15,932	—
RSU and PCRSU conversions	—	—	52,064	—
Conversion of exchangeable shares	193,586	—	169,627	—
Treasury stock (1)	(5,710,675)	—	(664,857)	—

Balance at end of year	36,131,200	—	41,635,174	—

(1)	During 2011, the Company repurchased 5,921,732 shares (2010—738,047) and issued 211,057 shares (2010—73,190) out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

EXCHANGEABLE SHARES

The Company is authorized to issue unlimited exchangeable shares at no par value. On May 29, 2009, an equivalent reverse stock split was also authorized for the outstanding exchangeable shares of Domtar (Canada) Paper Inc. on the same terms and conditions as the Company’s common stock. The reverse stock split became effective June 10, 2009 at 6:01 PM (ET). As such, a total of 619,108 common stock remains reserved for future issuance for the exchangeable shares of Domtar (Canada) Paper Inc. outstanding at December 31, 2011 (2010—812,694). The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economic equivalent to shares of the Company’s common stock. The rights, privileges, restrictions and conditions attaching to the exchangeable shares include the following:

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

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

NOTE 22.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

In 2011, the Company’s operating expenses for environmental matters, as described in Note 1, amounted to $62 million (2010—$62 million; 2009—$71 million).

The Company made capital expenditures for environmental matters of $8 million in 2011 (2010—$3 million; 2009—$2 million), excluding the $83 million spent under the Pulp and Paper Green Transformation Program, which was reimbursed by the Government of Canada (2010—$51 million; 2009—nil), for the improvement of air emissions and energy efficiency, effluent treatment and remedial actions to address environmental compliance. At this time, management does not expect any additional required expenditure that would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar Inc. in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The appeal hearing has been scheduled for October 2012. The relevant government authorities selected a remediation plan on July 15, 2011. In the interim, no stay of execution has been granted or requested. The Company has recorded an environmental reserve to address its estimated exposure for this matter.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31, 2011	December 31, 2010
	$	$
Balance at beginning of year	107	111
Additions	7	4
Sale of businesses and closed facility	(11)	(9)
Environmental spending	(13)	(7)
Accretion	3	4
Effect of foreign currency exchange rate change	(1)	4

Balance at end of year	92	107

At December 31, 2011, anticipated undiscounted payments in each of the next five years are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and other asset retirement obligations	24	26	8	3	2	77	140

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

In the United States, Congress has considered legislation to reduce emissions of GHGs, although it appears unlikely that any legislation will be actively considered again until after the 2012 elections. Several states already are regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) is expected, in 2012, to propose GHG permitting requirements for some existing industrial facilities under the agency’s existing Clean Air Act authority. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG containment and reduction programs or to pay taxes or other fees with respect to any failure to achieve the mandated results. This, in turn, will increase the Company’s operating costs, which, to the extent passed through to customers, could reduce demand for the Company’s products. However, the Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

The province of Quebec initiated, as part of its commitment to the Western Climate Initiative (“WCI”), a GHG cap-and-trade system on January 1, 2012. Reduction targets for Quebec are expected to be promulgated

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

later in 2012, to be effective January 1, 2013. There are presently no federal or provincial legislation on regulatory obligations to reduce GHGs for the Company’s pulp and paper operations elsewhere in Canada.

While it is likely that there will be increased regulation relating to GHG emissions in the future, at this time it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations. The impact could, however, be material.

At December 31, 2011, the Company had a provision of $92 million for environmental matters and other asset retirement obligations (2010—$107 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Industrial Boiler Maximum Achievable Controlled Technology Standard (“MACT”)

On December 23, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT. These proposed rules are open for comment and final versions of these Rules are expected in mid-2012. It is anticipated compliance will be required by in the fall of 2015. Domtar expects that the capital cost required to comply with the Boiler MACT rules, as they were published in December 2011, is between $34 million to $52 million. Domtar is currently assessing the associated increase in operating costs as well as alternate compliance strategies.

Domtar is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the Company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. Domtar continues to take remedial action under its Care and Control Program, as such sites mostly relate to its former wood preserving operating sites, and a number of operating sites due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and, if and when applicable, the allocation of liability among potentially responsible parties.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2011, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The pulp and paper mill in Prince Albert was closed in the first quarter of 2006 and has not been operated since. In December 2009, the Company decided to dismantle the Prince Albert facility. In a grievance relating to

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

the closure of the Prince Albert facility, the union is claiming that it is entitled to the accumulated pension benefits during the actual layoff period because, according to the union, a majority of employees still had recall rights during the layoff. Arbitration in this matter was held in February 2010, and the arbitrator ruled in favor of the Company on August 24, 2010. As a result of the sale of the Prince Albert facility to Paper Excellence in the second quarter of 2011, the union agreed to release any claims for judicial review it may have against the Company in relation to the grievance.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $118 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $108 million (CDN$110 million).

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

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2011, were as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	27	22	18	11	7	5	90
Other commercial commitments	64	4	4	3	1	3	79

Total operating lease expense amounted to $32 million in 2011 (2010—$32 million; 2009—$36 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2011, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

NOTE 23.

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2011 and December 31, 2010, the Company did not have any customers that represented more than 10% of the receivables.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2011 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2012	2013	2014
Natural gas	7,920,000	MMBTU	(1)	$39	31%	20%	3%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of December 31, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the year ended December 31, 2011 resulting from hedge ineffectiveness (2010 and 2009—nil).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2011 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of CDN denominated forecasted expenses, net of revenues under contracts for
			2012
Currency options purchased	CDN	$400	50%
Currency options sold	CDN	$400	50%

The currency options are fully effective as at December 31, 2011. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings for the year ended December 31, 2011 resulting from hedge ineffectiveness (2010 and 2009—nil).

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Consolidated Statement of Shareholders’ Equity, Net of Tax

Derivatives Designated as Cash Flow Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the year ended			For the year ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2011	December 31, 2010	December 31, 2009
	$	$	$	$	$	$
Natural gas swap contracts (a)	(7)	(8)	(4)	(6)	(9)	(2)
Oil swap contracts (a)	—	—	2	—	—	1
Currency options (a)	(6)	4	53	7	11	(17)

Total	(13)	(4)	51	1	2	(18)

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) is recorded in Cost of sales.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) for the years ended December 31, 2011 and December 31, 2010, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	7	—	7	—	(a)	Prepaid expenses

Total Assets	7	—	7	—

Liabilities derivatives
Currency options	11	—	11	—	(a)	Trade and other payables
Natural gas swap contracts	8	—	8	—	(a)	Trade and other payables
Natural gas swap contracts	3	—	3	—	(a)	Other liabilities and deferred credits

Total Liabilities	22	—	22	—

Other Instruments:
Asset backed commercial paper investments (“ABCP”)	5	—	—	5	(b)	Other assets
Long-term debt	992	992	—	—	(c)	Long-term debt

The cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts of $11 million at December 31, 2011, will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at December 31, 2011.

The cumulative loss recorded in Accumulated other comprehensive loss relating to currency options of $4 million at December 31, 2011, will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2011.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2010	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)			Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	14	—	14	—	(a)		Prepaid expenses

Total Assets	14	—	14	—

Liabilities derivatives
Currency options	3	—	3	—	(a	)	Trade and other payables
Natural gas swap contracts	7	—	7	—	(a	)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a	)	Other liabilities and deferred credits

Total Liabilities	12	—	12	—

Other Instruments:
ABCP	6	—	—	6	(b	)	Other assets
Long-term debt	979	979	—	—	(c	)	Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

•

For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

•	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of ABCP investments is classified under Level 3 and is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the notes as at December 31, 2011 and December 31, 2010.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with U.S. GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010. However, fair value disclosure is required.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24.

SEGMENT DISCLOSURES

Following the sale of the Wood business on June 30, 2010, the Company’s reportable segments correspond to the following business activities: Pulp and Paper and Distribution.

On September 1, 2011, the Company purchased Attends Healthcare, Inc. As a result, an additional reportable segment, Personal Care, has been added.

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

Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper Segment—comprises the manufacturing, sale and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

•

Distribution Segment—comprises the purchasing, warehousing, sale and distribution of the Company’s paper products and those of other manufacturers. These products include business and printing papers, certain industrial products and printing supplies.

•	Personal Care Segment—consists of the manufacturing, sale and distribution of adult incontinence products.

•	Wood—comprises the manufacturing and marketing of lumber and wood-based value-added products and the management of forest resources.

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

Long-lived assets consist of property, plant and equipment, intangible assets and goodwill used in the generation of sales in the different geographical areas.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

SEGMENT DATA	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
Sales
Pulp and Paper (1)	4,953	5,070	4,632
Distribution	781	870	873
Personal Care	71	—	—
Wood (2)	—	150	211

Total for reportable segments	5,805	6,090	5,716
Intersegment sales—Pulp and Paper	(193)	(229)	(231)
Intersegment sales—Wood	—	(11)	(20)

Consolidated sales	5,612	5,850	5,465

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	368	381	382
Distribution	4	4	3
Personal Care	4	—	—
Wood (2)	—	10	20

Total for reportable segments	376	395	405
Impairment and write-down of property, plant and equipment—Pulp and Paper	85	50	62

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	461	445	467

Operating income (loss)
Pulp and Paper	581	667	650
Distribution	—	(3)	7
Personal Care	7	—	—
Wood (2)	—	(54)	(42)
Corporate	4	(7)	—

Consolidated operating income	592	603	615
Interest expense, net	87	155	125

Earnings before income taxes and equity earnings	505	448	490
Income tax expense (benefit)	133	(157)	180
Equity loss, net of taxes	7	—	—

Net earnings	365	605	310

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

SEGMENT DATA (CONTINUED)	December 31, 2011	December 31, 2010
	$	$
Segment assets
Pulp and Paper	4,874	5,088
Distribution	84	99
Personal Care	458	—
Wood (2)	—	—

Total for reportable segments	5,416	5,187
Corporate	453	839

Consolidated assets	5,869	6,026

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
Additions to property, plant and equipment
Pulp and Paper	133	142	93
Distribution	2	2	1
Personal Care	—	—	—
Wood (2)	—	1	4

Total for reportable segments	135	145	98
Corporate	10	5	8

Consolidated additions to property, plant and equipment	145	150	106
Add: Change in payables on capital projects	(1)	3	—

Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	144	153	106

(1)	In 2011, Staples, one of the Company’s largest customers in the Pulp and Paper segment, represented approximately 10% of the total sales.
(2)	The Wood segment was sold in the second quarter of 2010.

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
	$	$	$
Geographic information
Sales
United States	4,200	4,245	4,139
Canada	756	837	789
China	229	375	215
Other foreign countries	427	393	322

	5,612	5,850	5,465

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

SEGMENT DATA (CONTINUED)	December 31, 2011	December 31, 2010
	$	$
Long-lived assets
United States	2,675	2,553
Canada	1,148	1,270
Other foreign countries	3	—

	3,826	3,823

NOTE 25.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings, LLC, Domtar A.W. LLC (and subsidiary), Domtar AI Inc., and Attends Healthcare Products, Inc., all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company, LLC’s own 100% owned subsidiaries; including Domtar Delaware Holdings Inc. and Domtar Inc., (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2011 and December 31, 2010 and the Statements of Earnings (Loss) and Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method. The 2010 and 2009 comparative figures have been retrospectively adjusted to reflect the fact that Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC both became Guarantor subsidiaries in June 2011.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,719	1,824	(931)	5,612
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,672	1,430	(931)	4,171
Depreciation and amortization	—	274	102	—	376
Selling, general and administrative	28	330	(18)	—	340
Impairment and write-down of property, plant and equipment	—	73	12	—	85
Closure and restructuring costs	—	51	1	—	52
Other operating loss (income), net	—	(9)	5	—	(4)

	28	4,391	1,532	(931)	5,020

Operating income (loss)	(28)	328	292	—	592
Interest expense (income), net	98	14	(25)	—	87

Earnings (loss) before income taxes and equity earnings	(126)	314	317	—	505
Income tax expense (benefit)	(56)	118	71	—	133
Equity loss, net of taxes	—	—	7	—	7
Share in earnings of equity accounted investees	435	239	—	(674)	—

Net earnings	365	435	239	(674)	365

	Year ended December 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,826	1,962	(938)	5,850
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,805	1,550	(938)	4,417
Depreciation and amortization	—	287	108	—	395
Selling, general and administrative	28	333	(23)	—	338
Impairment and write-down of property, plant and equipment	—	50	—	—	50
Closure and restructuring costs	—	19	8	—	27
Other operating loss (income), net	7	(14)	27	—	20

	35	4,480	1,670	(938)	5,247

Operating income (loss)	(35)	346	292	—	603
Interest expense (income), net	153	11	(9)	—	155

Earnings (loss) before income taxes	(188)	335	301	—	448
Income tax expense (benefit)	(164)	98	(91)	—	(157)
Share in earnings of equity accounted investees	629	392	—	(1,021)	—

Net earnings	605	629	392	(1,021)	605

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,504	1,684	(723)	5,465
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,659	1,536	(723)	4,472
Depreciation and amortization	—	299	106	—	405
Selling, general and administrative	30	241	74	—	345
Impairment and write-down of property, plant and equipment	—	48	14	—	62
Closure and restructuring costs	—	31	32	—	63
Other operating income, net	(143)	(487)	(11)	144	(497)

	(113)	3,791	1,751	(579)	4,850

Operating income (loss)	113	713	(67)	(144)	615
Interest expense (income), net	122	(1)	4	—	125

Earnings (loss) before income taxes	(9)	714	(71)	(144)	490
Income tax expense	28	152	—	—	180
Share in earnings of equity accounted investees	491	(71)	—	(420)	—

Net earnings (loss)	454	491	(71)	(564)	310

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2011
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	91	2	351	—	444
Receivables	—	456	188	—	644
Inventories	—	475	177	—	652
Prepaid expenses	6	5	11	—	22
Income and other taxes receivable	20	1	26	—	47
Intercompany accounts	349	3,198	53	(3,600)	—
Deferred income taxes	5	61	59	—	125

Total current assets	471	4,198	865	(3,600)	1,934
Property, plant and equipment, at cost	—	5,581	2,867	—	8,448
Accumulated depreciation	—	(3,230)	(1,759)	—	(4,989)

Net property, plant and equipment	—	2,351	1,108	—	3,459
Goodwill	—	163	—	—	163
Intangible assets, net of amortization	—	162	42	—	204
Investments in affiliates	6,933	1,952	—	(8,885)	—
Intercompany long-term advances	6	79	431	(516)	—
Other assets	21	1	97	(10)	109

Total assets	7,431	8,906	2,543	(13,011)	5,869

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	7	—	—	7
Trade and other payables	37	425	226	—	688
Intercompany accounts	3,196	370	34	(3,600)	—
Income and other taxes payable	4	10	3	—	17
Long-term debt due within one year	—	4	—	—	4

Total current liabilities	3,237	816	263	(3,600)	716
Long-term debt	790	35	12	—	837
Intercompany long-term loans	431	85	—	(516)	—
Deferred income taxes and other	—	916	21	(10)	927
Other liabilities and deferred credits	50	133	234	—	417
Shareholders’ equity	2,923	6,921	2,013	(8,885)	2,972

Total liabilities and shareholders’ equity	7,431	8,906	2,543	(13,011)	5,869

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	365	435	239	(674)	365
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	10	(330)	164	674	518

Cash flows provided from operating activities	375	105	403	—	883

Investing activities
Additions to property, plant and equipment	—	(103)	(41)	—	(144)
Proceeds from disposals of property, plant and equipment	—	16	18	—	34
Proceeds from sale of business	—	10	—	—	10
Acquisition of business, net of cash acquired	—	(288)	—	—	(288)
Other	—	—	(7)	—	(7)

Cash flows used for investing activities	—	(365)	(30)	—	(395)

Financing activities
Dividend payments	(49)	—	—	—	(49)
Net change in bank indebtedness	—	(12)	(4)	—	(16)
Repayment of long-term debt	(15)	(3)	—	—	(18)
Premium paid on debt repurchases and tender offer costs	(7)	—	—	—	(7)
Stock repurchase	(494)	—	—	—	(494)
Increase in long-term advances to related parties	(40)	—	(187)	227	—
Decrease in long-term advances to related parties	—	227	—	(227)	—
Other	10	—	—	—	10

Cash flows provided from (used for) financing activities	(595)	212	(191)	—	(574)

Net increase (decrease) in cash and cash equivalents	(220)	(48)	182	—	(86)
Cash and cash equivalents at beginning of year	311	50	169	—	530

Cash and cash equivalents at end of year	91	2	351	—	444

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	605	629	392	(1,021)	605
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	205	(560)	(105)	1,021	561

Cash flows provided from operating activities	810	69	287	—	1,166

Investing activities
Additions to property, plant and equipment	—	(134)	(19)	—	(153)
Proceeds from disposals of property, plant and equipment	—	6	20	—	26
Proceeds from sale of businesses and investments	—	44	141	—	185

Cash flows provided from (used for) investing activities	—	(84)	142	—	58

Financing activities
Dividend payments	(21)	—	—	—	(21)
Net change in bank indebtedness	—	(8)	(11)	—	(19)
Repayment of long-term debt	(896)	(2)	—	—	(898)
Debt issue and tender offer costs	(35)	—	—	—	(35)
Stock repurchase	(44)	—	—	—	(44)
Prepaid and premium on strutured stock repurchase, net	2	—	—	—	2
Increase in long-term advances to related parties	—	(8)	(253)	261	—
Decrease in long-term advances to related parties	261	—	—	(261)	—
Other	(3)	—	—	—	(3)

Cash flows used for financing activities	(736)	(18)	(264)	—	(1,018)

Net increase (decrease) in cash and cash equivalents	74	(33)	165	—	206
Cash and cash equivalents at beginning of year	237	83	4	—	324

Cash and cash equivalents at end of year	311	50	169	—	530

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2009
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	454	491	(71)	(564)	310
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings (loss)	503	(669)	84	564	482

Cash flows provided from (used for) operating activities	957	(178)	13	—	792

Investing activities
Additions to property, plant and equipment	—	(83)	(23)	—	(106)
Proceeds from disposals of property, plant and equipment	—	5	16	—	21

Cash flows used for investing activities	—	(78)	(7)	—	(85)

Financing activities
Net change in bank indebtedness	—	2	(2)	—	—
Change of revolving bank credit facility	(60)	—	—	—	(60)
Issuance of long-term debt	385	—	—	—	385
Repayment of long-term debt	(717)	(6)	(2)	—	(725)
Debt issue and tender offer costs	(14)	—	—	—	(14)
Increase in long-term advances to related parties	(314)	—	(15)	329	—
Decrease in long-term advances to related parties	—	329	—	(329)	—

Cash flows provided from (used for) financing activities	(720)	325	(19)	—	(414)

Net increase (decrease) in cash and cash equivalents	237	69	(13)	—	293
Translation adjustments related to cash and cash equivalents	—	—	15	—	15
Cash and cash equivalents at beginning of year	—	14	2	—	16

Cash and cash equivalents at end of year	237	83	4	—	324

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 26.

SALE OF WOOD BUSINESS AND WOODLAND MILL

Sale of Wood business

On June 30, 2010, the Company sold its Wood business to EACOM Timber Corporation (“EACOM”), following the obtainment of various third party consents and customary closing conditions, which included approvals of the transfers of cutting rights in Quebec and Ontario, for proceeds of $75 million (CDN$80 million) plus elements of working capital of approximately $42 million (CDN$45 million). Domtar received 19% of the proceeds in shares of EACOM representing an approximate 12% ownership interest in EACOM. The sale resulted in a loss on disposal of the Wood business and related pension and other post-retirement benefit plan curtailments and settlements of $50 million, which was recorded in the second quarter of 2010 in Other operating (income) loss on the Consolidated Statements of Earnings. The investment of the Company in EACOM was then accounted for under the equity method.

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

In December 2010, in an unrelated transaction, the Company sold its investment in EACOM Timber Corporation for CDN$0.51 per common share for net proceeds of $24 million (CDN$24 million) resulting in no further gain or loss. Domtar has fiber supply agreements in place with its former wood division at its Espanola facility. Since these continuing cash outflows are expected to be significant to the former Wood business, the sale of the Wood business did not qualify as a discontinued operation under ASC 205-20.

Sale of Woodland, Maine market pulp mill

On September 30, 2010, the Company sold its Woodland hardwood market pulp mill, hydro electric assets and related assets, located in Baileyville, Maine and New Brunswick, Canada. The purchase price was for an aggregate value of $60 million plus net working capital of $8 million. The sale resulted in a net gain on disposal of the Woodland, Maine mill of $10 million including pension curtailment expense of $2 million and has been recorded as a component of Other operating (income) loss on the Consolidated Statements of Earnings.

NOTE 27.

SUBSEQUENT EVENTS

Acquisition of Attends Healthcare Limited

On January 26, 2012, Domtar announced the signing of a definitive agreement for the acquisition of privately-held Attends Healthcare Limited (“Attends Europe”), a manufacturer and supplier of adult incontinence care products in Europe, from Rutland Partners. The purchase price is estimated at $236 million (€180 million), including the assumed debt.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 27. SUBSEQUENT EVENTS (CONTINUED)

Attends Europe operates a manufacturing, research and development and distribution facility in Aneby, Sweden, and also operates distribution centers in Scotland and Germany. Attends Europe has approximately 413 employees.

The transaction is expected to close during the first quarter of 2012, subject to customary closing conditions.

Sale of Lebel-sur-Quévillon assets

On January 31, 2012, Domtar announced the signing of a definitive agreement with Fortress Global Cellulose Ltd (“Fortress”), and with a subsidiary of the Government of Quebec, for the sale of its Lebel-sur-Quévillon assets. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2012.

All pulp and sawmilling assets including the buildings and equipment will be sold to Fortress for the nominal sum of $1 and all lands related to the facilities will be sold to a subsidiary of the Government of Quebec for the nominal sum of $1.

The manufacturing operations at the pulp mill ceased in November 2005 due to unfavorable economic conditions while sawmilling operations at the facility ceased in 2006.

Tender offer for certain outstanding notes

On February 22, 2012, the Company announced the commencement of a cash tender offer for its outstanding 10.75% Notes due 2017 (the “First Priority Notes”), 9.5% Notes due 2016 (the “Second Priority Notes”), 7.125% Notes due 2015 (the “Third Priority Notes”) and 5.375% Notes due 2013 (the “Fourth Priority Notes”) such that the maximum aggregate consideration for Notes purchased in the tender offer, excluding accrued and unpaid interest, which will not exceed $250 million. The tender offer is scheduled to expire at 12:00 midnight, New York City time, on March 20, 2012, unless extended or earlier terminated.

The Company may waive, increase or decrease the maximum payment amount in its sole discretion. The Company’s obligation to consummate the tender offer is conditioned upon the satisfaction or waiver of certain conditions, including the Company obtaining approximately $250 million of proceeds from a debt financing, on terms and conditions reasonably satisfactory to the Company, at or before the expiration date of the tender.

DOMTAR CORPORATION

Interim Financial Results (Unaudited)

(in millions of dollars, unless otherwise noted)

2011	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,423		$1,403		$1,417		$1,369		$5,612
Operating income	211	(a)	95	(a)	187	(a)	99	(b)	592
Earnings before income taxes and equity earnings	190		74		162		79		505
Net earnings	133		54		117		61		365
Basic net earnings per share	3.16		1.31		2.96		1.64		9.15
Diluted net earnings per share	3.14		1.30		2.95		1.63		9.08

2010	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,457		$1,547		$1,473		$1,373		$5,850
Operating income	116	(c)(d)	96	(c)	236	(c)	155		603
Earnings before income taxes	84		26		212		126		448
Net earnings	58		31		191		325	(e)	605
Basic net earnings per share	1.35		0.72		4.47		7.67		14.14
Diluted net earnings per share	1.34		0.71		4.44		7.59		14.00

(a)	The operating income for the first three quarters of 2011 includes a write-down of property, plant and equipment relating to the permanent shut down of a paper machine at the Ashdown mill of $73 million ($3 million, $62 million and $8 million, respectively for each quarter).

(b)	The operating income for the 4th Quarter of 2011 includes a write-down of property, plant and equipment relating to the closure of the Lebel-sur-Quévillon pulp mill and sawmill of $12 million. Also, the operating income for the 4th Quarter of 2011 includes an estimated withdrawal liability and a charge to earnings of $32 million, related to the withdrawal from one of the Company’s U.S. multiemployer pension plans and a $9 million loss from a pension curtailment associated with the conversion of certain of the Company’s U.S. defined benefit pension plans to defined contribution pension plans.

(c)	The operating income of 2010 includes $39 million in accelerated depreciation at the Plymouth mill related to its conversion to 100% fluff pulp production, which represents $13 million for each of the 1st Quarter, 2nd Quarter and 3rd Quarter. The conversion of the mill was achieved in the fourth quarter of 2010.

(d)	The operating income for the 1st Quarter of 2010 also includes a write-down of property, plant and equipment relating to the closure of the coated groundwood paper mill in Columbus of $9 million.

(e)	Net earnings for the 4th Quarter of 2010 include the impact of the reversal of the Canadian deferred tax asset valuation allowance of $100 million and the recognition of the Cellulosic Biofuel tax credit of $127 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2011, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

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

As permitted by SEC rules, management has excluded Attends, Inc. from the assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in a purchase business combination during 2011. The assets and revenues of this businesses represent 8% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8, Financial Statements and Supplementary Data.

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

The information included under the captions “Governance of the Corporation,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is presented in Part I, Item 1, Business, of this Form 10-K under the caption “Our Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

The following table sets forth the number of shares of our stock reserved for issuance under our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	657,787(1)	$63.94(2)	737,998(3)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	657,787	$63.94	737,998

(1)	Represents the number of shares associated with options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”), deferred share units (“DSUs”) and dividends equivalent units (“DEUs”) outstanding as of December 31, 2011. This number assumes that PSUs will vest at the “maximum” performance level, and that any performance requirements applicable to options and SARs will be satisfied. In addition, there are 124,564 shares reserved for issuance with respect to outstanding awards granted under equity compensation plans assumed from Domtar Inc., which we assumed in 2007 connection with a transaction. The options granted under the Domtar Inc. plans have a weighted average exercise price of $102.24. Those plans are no longer available for future awards.

(2)	Represents the weighted average exercise price of options and SARs disclosed in column (a).

(3)

Represents the number of shares remaining available for future issuance under the Domtar Corporation 2007 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) upon exercise of options. Of this number,

285,656 shares are available for issuance as restricted stock, restricted stock units, performance shares, performance units, deferred share units and awards based on the full value of stock (rather than an increase in value) under the Omnibus Incentive Plan. Please see “Approval of the Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan (“Omnibus Incentive Plan”) for more information.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation—Board Independence and Other Determinations” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements—See Part II, Item 8, Financial Statements and Supplementary Data.

2. Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Part II, Item 8—or is not applicable.

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

4.6

Fourth Supplemental Indenture, dated June 23, 2011, among Domtar Corporation, Domtar Delaware Investments Inc., and Domtar Delaware Holdings, LLC and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2011)

Exhibit Number	Exhibit Description

4.7

Fifth Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC, and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2011)

9.1	Form of Voting and Exchange Trust Agreement (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.1	Form of Tax Sharing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.2	Form of Transition Services Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.3	Form of Pine Chip Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.4	Form of Hog Fuel Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.5	Form of Site Services Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.6	Form of Site Services Agreement (Columbus, Mississippi) (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.7	Form of Fiber Supply Agreement (Princeton, British Columbia) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.8	Form of Fiber Supply Agreement (Okanagan Falls, British Columbia) (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.9	Form of Fiber Supply Agreement (Kamloops, British Columbia) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.10	Form of Fiber Supply Agreement (Carrot River and Hudson Bay) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.11	Form of Fiber Supply Agreement (Prince Albert, Saskatchewan) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.12	Form of Fiber Supply Agreement (White River, Ontario) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

Exhibit Number	Exhibit Description

10.13	Form of Site Services Agreement (Utilities) (Columbus, Mississippi) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.14	Form of Site Services Agreement (Utilities) (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.15	Pine and Hardwood Roundwood Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.16	Agreement for the Purchase and Supply of Pulp (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.17	Pine In-Woods Chip Supply Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.18	Pine and Amory Hardwood Roundwood Supply Agreement (Columbus, Mississippi) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.19	OSB Supply Agreement (Hudson Bay, Saskatchewan) (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.20	Hog Fuel Supply Agreement (Kenora, Ontario) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.21	Fiber Supply Agreement (Trout Lake and Wabigoon, Ontario) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.22	Form of Intellectual Property License Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.24	Domtar Corporation 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2011)*

10.25	Domtar Corporation 2004 Replacement Long-Term Incentive Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.26	Domtar Corporation 1998 Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.27	Domtar Corporation Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

Exhibit Number	Exhibit Description

10.28	Domtar Corporation Executive Stock Option and Share Purchase Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.29	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.30	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.31	Supplementary Pension Plan for Senior Executives of Domtar Corporation (for certain designated senior executives) (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.32	Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.33	Domtar Retention Plan (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.34	Domtar Corporation Restricted Stock Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.35	Director Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.36	Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.37	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.38	Senior Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.39	Credit Agreement among the Company, Domtar, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Royal Bank of Canada and The Bank of Nova Scotia, as co-documentation agents, and the lenders from time to time parties thereto

10.40	Indenture between Domtar Inc. and the Bank of New York dated as of July 31, 1996 relating to Domtar’s $125,000,000 9.5% debentures due 2016 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.41	Employment Agreement of Mr. John D. Williams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2008)*

10.42	Employment Agreement of Mr. Marvin Cooper (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2007)*

10.43	Severance Program for Management Committee Members (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2011)*

Exhibit Number	Exhibit Description

10.44	First Amendment, dated August 13, 2008, to Credit Agreement among the Company, Domtar, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Royal Bank of Canada and The Bank of Nova Scotia, as co-documentation agents, and the lenders from time to time parties thereto

10.45	DB SERP for Management Committee Members of Domtar (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.46	DC SERP for Designated Executives of Domtar (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.47	Supplementary Pension Plan for Steven Barker (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.48	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.49	Consulting Agreement of Mr. Marvin Cooper*

10.50	Retirement Agreement of Mr. Steven A. Barker*

10.51	Retirement Agreement of Mr. Gilles Pharand*

10.52	Retirement Agreement of Mr. Michel Dagenais*

10.53

Credit Agreement among the Company, Domtar Paper Company, LLC, Domtar Inc., JPMorgan Chase Bank, N.A., as administrative agent, The Bank of Nova Scotia and Bank of America, N.A. as syndication agents, CIBC Inc., Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2011)

10.54

Stock Purchase Agreement by and among Attends Healthcare Holdings, LLC, Attends Healthcare, Inc. and Domtar Corporation dated as of August 12, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2011)

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

* Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at beginning of year	Charged to income	(Deductions) from / Additions to reserve	Balance at end of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts—Accounts receivable
2011	7	2	(4)	5
2010	8	4	(5)	7
2009	11	4	(7)	8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Montreal, Quebec, Canada, on February 27, 2012.

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

Signature	Title	Date

/s/ John D. Williams John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2012

/s/ Daniel Buron Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012

/s/ Harold H. MacKay Harold H. MacKay	Director	February 27, 2012

/s/ Jack C. Bingleman Jack C. Bingleman	Director	February 27, 2012

/s/ Louis P. Gignac Louis P. Gignac	Director	February 27, 2012

/s/ Brian M. Levitt Brian M. Levitt	Director	February 27, 2012

/s/ David G. Maffucci David G. Maffucci	Director	February 27, 2012

/s/ W. Henson Moore W. Henson Moore	Director	February 27, 2012

/s/ Michael R. Onustock Michael R. Onustock	Director	February 27, 2012

Signature	Title	Date

/s/ Robert J. Steacy Robert J. Steacy	Director	February 27, 2012

/s/ Pamela B. Strobel Pamela B. Strobel	Director	February 27, 2012

/s/ Denis Turcotte Denis Turcotte	Director	February 27, 2012