Form 10-Q
period 2012-03-31
Domtar CORP
filed 2012-05-04
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 30, 2012, 36,138,812 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2012

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31, 2012	March 31, 2011
	(Unaudited)
	$	$
Sales	1,398	1,423
Operating expenses
Cost of sales, excluding depreciation and amortization	1,088	1,021
Depreciation and amortization	97	93
Selling, general and administrative	99	90
Impairment and write-down of property, plant and equipment (NOTE 11)	2	3
Closure and restructuring costs (NOTE 11)	1	11
Other operating loss (income), net (NOTE 7)	2	(6)

	1,289	1,212

Operating income	109	211
Interest expense, net	71	21

Earnings before income taxes and equity earnings	38	190
Income tax expense	8	57
Equity loss, net of taxes	2	—

Net earnings	28	133

Per common share (in dollars) (NOTE 5)
Net earnings
Basic	0.76	3.16
Diluted	0.76	3.14
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	36.7	42.1
Diluted	37.0	42.4
Net earnings	28	133
Other Comprehensive income (NOTE 2):
Net derivative gains on cash flow hedges:
Net gain arising during the period, net of tax of $(1) and $1	—	4
Less: Reclassification adjustment for losses included in net earnings, net of tax of $1 and $1	3	—
Foreign currency translation adjustments	19	24

Comprehensive income	50	161

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31, 2012	December 31, 2011
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	315	444
Receivables, less allowances of $5 and $5	697	644
Inventories (NOTE 8)	676	652
Prepaid expenses	26	22
Income and other taxes receivable	43	47
Deferred income taxes	127	125

Total current assets	1,884	1,934
Property, plant and equipment, at cost	8,613	8,448
Accumulated depreciation	(5,129)	(4,989)

Net property, plant and equipment	3,484	3,459
Goodwill (NOTE 9)	234	163
Intangible assets, net of amortization (NOTE 10)	328	204
Other assets	108	109

Total assets	6,038	5,869

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	13	7
Trade and other payables	637	688
Income and other taxes payable	19	17
Long-term debt due within one year (NOTE 12)	6	4

Total current liabilities	675	716
Long-term debt (NOTE 12)	952	837
Deferred income taxes and other	968	927
Other liabilities and deferred credits	434	417
Commitments and contingencies (NOTE 14)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,513,417 and 42,506,732 shares	—	—
Treasury stock (NOTE 13) $0.01 par value; 6,401,033 and 6,375,532 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 618,293 and 619,108 shares	49	49
Additional paid-in capital	2,326	2,326
Retained earnings	686	671
Accumulated other comprehensive loss	(52)	(74)

Total shareholders’ equity	3,009	2,972

Total liabilities and shareholders’ equity	6,038	5,869

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2011	36.8	49	2,326	671	(74)	2,972
Stock-based compensation	—	—	4	—	—	4
Net earnings	—	—	—	28	—	28
Net derivative gains on cash flow hedges:
Net gain arising during the period, net of tax of $(1)	—	—	—	—	—	—
Less: Reclassification adjustments for losses included in net earnings, net of tax of $1	—	—	—	—	3	3
Foreign currency translation adjustments	—	—	—	—	19	19
Stock repurchase	(0.1)	—	(4)	—	—	(4)
Cash dividends	—	—	—	(13)	—	(13)

Balance at March 31, 2012	36.7	49	2,326	686	(52)	3,009

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2012	March 31, 2011
	(Unaudited)
	$	$
Operating activities
Net earnings	28	133
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	97	93
Deferred income taxes and tax uncertainties	3	29
Impairment and write-down of property, plant and equipment	2	3
Net gains on disposals of property, plant and equipment and sale of business	—	(7)
Stock-based compensation expense	1	1
Equity loss, net	2	—
Other	(3)	1
Changes in assets and liabilities, excluding the effects of acquisition and sale of business
Receivables	(36)	(111)
Inventories	1	1
Prepaid expenses	—	(1)
Trade and other payables	(85)	(29)
Income and other taxes	6	23
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	4	2
Other assets and other liabilities	10	10

Cash flows provided from operating activities	30	148

Investing activities
Additions to property, plant and equipment	(29)	(13)
Proceeds from disposals of property, plant and equipment	—	9
Proceeds from sale of business	—	4
Acquisition of business, net of cash acquired	(232)	—
Other	(2)	—

Cash flows used for investing activities	(263)	—

Financing activities
Dividend payments	(13)	(11)
Net change in bank indebtedness	6	3
Issuance of long-term debt	300	—
Repayment of long-term debt	(187)	(1)
Stock repurchase	(4)	(69)
Other	2	4

Cash flows provided from (used for) financing activities	104	(74)

Net (decrease) increase in cash and cash equivalents	(129)	74
Cash and cash equivalents at beginning of period	444	530

Cash and cash equivalents at end of period	315	604

Supplemental cash flow information
Net cash payments for:
Interest (including $47 million of tender offer premiums)	65	14
Income taxes paid	9	2

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission. The December 31, 2011 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

COMPREHENSIVE INCOME

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The Company adopted the new requirement on January 1, 2012 with no impact on the Company’s consolidated financial statements except for the change in presentation. The Company has chosen to present a single continuous statement of comprehensive income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. ACQUISITION OF BUSINESS

On March 1, 2012, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Attends Healthcare Limited (“Attends Europe”). Attends Europe manufactures and supplies adult incontinence care products in Europe. Attends Europe operates a manufacturing, research and development and distribution facility in Aneby, Sweden and also operates distribution centers in Scotland and Germany. Attends Europe has approximately 456 employees. The results of Attends Europe’s operations have been included in the consolidated financial statements since March 1, 2012, and are presented in the Personal Care reportable segment. The purchase price was $232 million (€ 173 million) in cash, including working capital, net of acquired cash of $4 million (€ 3 million). The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification (“ASC”).

The total purchase price is allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair value, which are based on information currently available. The items to be finalized are capital lease assets and obligations, intangible assets (including determination of useful lives), both current and non-current deferred tax liabilities which are subject to change, pending the finalization of certain tax returns and residual goodwill. The Company will complete the valuation of all assets and liabilities within the next twelve months.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition

Receivables		21
Inventory		22
Property, plant and equipment		67
Intangible assets (Note 10)
Trade names (1)	54
Customer relationships (2)	71
		125
Goodwill (Note 9)		71

Total assets		306

Less: Liabilities
Trade and other payables		27
Capital lease obligation		6
Deferred income tax liabilities and unrecognized tax benefits		38
Pension		3

Total liabilities		74

Fair value of net assets acquired at the date of acquisition		232

(1)	Indefinite useful life
(2)	The useful life of the Customer relationships acquired is expected to be 30 years.

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

MARCH 31, 2012

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at March 31, 2012 and December 31, 2011, the Company did not have any customers that represented more than 10% of the receivables.

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

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, the Company may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge forecasted purchases over the next three years. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2012 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2012	2013	2014
Natural gas	7,860,000	MMBTU	(1)	$37	33%	26%	5%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of March 31, 2012. The critical terms of hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive income for the three months ended March 31, 2012 resulting from hedge ineffectiveness (2011 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States, Canada and Sweden. As a result, it is exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. The Company’s Swedish subsidiary is exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than its Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in hedge of the subsidiary’s cash flow risk for purposes of the consolidated financial statements. Foreign exchange forward contracts are contracts whereby the Company has the obligation to buy foreign currencies at a specific rate. Currency options contracts purchased are contracts whereby the Company has the right, but not the obligation, to buy foreign currencies at the strike rate if the foreign currency trades above that rate. Currency options contracts sold are contracts whereby the Company has the obligation to buy foreign currencies at the strike rate if the foreign currency trades below that rate.

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars, and purchases in U.S. dollars made by the Swedish subsidiary, are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Net investment hedge:

The Company uses foreign exchange currency option contracts to hedge the net assets of Attends Europe to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. Current contracts are used to hedge the net investment over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Other comprehensive income within Shareholders’ equity as part of the Foreign currency translation adjustments.

The cash flow hedges and the net investment hedge were fully effective as of March 31, 2012. As a result, there were no amounts recorded in income for the period ended March 31, 2012 resulting from hedge ineffectiveness.

The following table presents the currency values under contracts pursuant to currency options outstanding as of March 31, 2012 to hedge forecasted purchases and the net investment:

Contract		Notional contractual value	Percentage of forecasted exposures under contracts for
			2012	2013
Currency options purchased	CDN	$400	50%	13%
	EUR	$175.5	100%	100%
	USD	$20	66%	0%
Currency options sold	CDN	$400	50%	13%
	EUR	$75	43%	43%
	USD	$20	66%	0%

The currency options are fully effective as at March 31, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive income for the three months ended March 31, 2012 resulting from hedge ineffectiveness (2011 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Comprehensive Income and Consolidated Statement of Shareholders’ Equity, Net of Tax

Derivatives Designated as Cash Flow and Net Investment Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the three months ended		For the three months ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	$	$	$	$
Natural gas swap contracts (a)	(3)	—	2	(2)
Currency options (a)	3	4	1	2

Total	—	4	3	—

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) is recorded in Cost of sales.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The accounting standards for fair value measurement and disclosures, establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at March 31, 2012 and December 31, 2011, in accordance with the accounting standards dealing with fair value measurement and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:

Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	March 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	11	—	11	—	(a) Prepaid expenses

Total Assets	11	—	11	—

Liabilities derivatives
Currency options	6	—	6	—	(a) Trade and other payables
Natural gas swap contracts	10	—	10	—	(a) Trade and other payables
Natural gas swap contracts	3	—	3	—	(a) Other liabilities and deferred credits

Total Liabilities	19	—	19	—

Other Instruments:
Asset backed commercial paper investments	6	—	—	6	(b) Other assets
Long-term debt	1,083	1,083	—	—	(c) Long-term debt

The cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts of $13 million at March 31, 2012, will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at March 31, 2012.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The cumulative gain recorded in Accumulated other comprehensive loss relating to currency options hedging forecasted purchases of $5 million at March 31, 2012, will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2012.

Fair Value of financial instruments at:

Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	7	—	7	—	(a) Prepaid expenses

Total Assets	7	—	7	—

Liabilities derivatives
Currency options	11	—	11	—	(a) Trade and other payables
Natural gas swap contracts	8	—	8	—	(a) Trade and other payables
Natural gas swap contracts	3	—	3	—	(a) Other liabilities and deferred credits

Total Liabilities	22	—	22	—

Other Instruments:
Asset backed commercial paper investments	5	—	—	5	(b) Other assets
Long-term debt	992	992	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.
–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of asset backed commercial paper (“ABCP”) investments is classified under Level 3 and is mainly based on a discounted cash flow financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the new notes at March 31, 2012 and December 31, 2011.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $952 million and $837 million at March 31, 2012 and December 31, 2011, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	For the three months ended
	March 31, 2012	March 31, 2011
Net earnings	$28	$133

Weighted average number of common and exchangeable shares outstanding (millions)	36.7	42.1
Effect of dilutive securities (millions)	0.3	0.3

Weighted average number of diluted common and exchangeable shares outstanding (millions)	37.0	42.4

Basic net earnings per share (in dollars)	$0.76	$3.16
Diluted net earnings per share (in dollars)	$0.76	$3.14

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	March 31,	March 31,
	2012	2011
Performance stock units	14,462	—
Options	88,877	167,438

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2012, the related pension expense was $9 million (2011 – $8 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company has several defined benefit pension plans covering approximately 80% of the employees. The defined benefit plans are generally contributory in Canada and non-contributory in the United States. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in defined contribution plans. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Also, starting on January 1, 2013, all unionized employees covered under the agreement with the United Steel Workers not grandfathered under the existing defined benefit pension plans will transition to a defined contribution pension plan for future service. The Company also provides other post-retirement plans to eligible Canadian and U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits. The Company also provides supplemental unfunded benefit pension plans to certain senior management employees.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended
	March 31, 2012		March 31, 2011
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Service cost	10	1	9	1
Interest expense	20	1	22	1
Expected return on plan assets	(23)	—	(26)	—
Amortization of net actuarial loss	4	—	3	—
Amortization of prior year service costs	1	—	1	—

Net periodic benefit cost	12	2	9	2

The Company contributed $8 million for the three months ended March 31, 2012 (2011 – $7 million) to the pension plans and $2 million to the other post-retirement benefit plans (2011 – $2 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating (income) loss includes the following:

	For the three months ended
	March 31, 2012	March 31, 2011
	$	$
Gain on sale of property, plant and equipment	—	(7)
Foreign exchange loss	2	—
Other	—	1

Other operating (income) loss, net	2	(6)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INVENTORIES

The following table presents the components of inventories:

	March 31, 2012	December 31, 2011
	$	$
Work in process and finished goods	373	363
Raw materials	117	105
Operating and maintenance supplies	186	184

	676	652

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

March 31, 2012
$
Balance at beginning of period	163
Acquisition of Attends Healthcare Limited	71

Balance at end of period	234

The goodwill at March 31, 2012 is entirely related to the Personal Care segment. (See Note 3 “Acquisition of Business” for further information about the acquisition of Attends Healthcare Limited).

At March 31, 2012, the accumulated impairment loss amounted to $321 million, related to the 2008 impairment of goodwill in the Pulp and Paper segment (2011 – $321 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives	March 31, 2012	December 31, 2011
		$	$
Intangible assets subject to amortization
Water rights	40	8	8
Power purchase agreements	25	33	32
Customer relationships (1)	20 - 40	175	104
Trade names	7	7	7
Supplier agreement	5	6	6

		229	157
Accumulated amortization		(16)	(14)

		213	143
Intangible assets not subject to amortization
Trade names (1)		115	61

Total intangible assets		328	204

Amortization expense related to intangible assets for the three months ended March 31, 2012 was $2 million (2011 – $1 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2012	2013	2014	2015	2016
	$	$	$	$	$
Amortization expense related to intangible assets	8	6	6	5	5

(1)	Increase relates to the acquisition of Attends Europe on March 1, 2012.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING COST AND LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

Mira Loma, California converting plant

During the first quarter of 2012, the Company recorded a $2 million write-down for property, plant and equipment at its Mira Loma location, in Impairment and write-down of property, plant and equipment.

Ashdown pulp and paper mill

On March 29, 2011, the Company announced that it would permanently shut down one of four paper machines at its Ashdown, Arkansas pulp and paper mill. This measure reduced the Company’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. The Company recorded $2 million of inventory obsolescence and $2 million of severance and termination costs, as well as $3 million of accelerated depreciation in the first quarter of 2011. Operations ceased on August 1, 2011.

Langhorne forms plant

On February 1, 2011, the Company announced the closure of its forms plant in Langhorne, Pennsylvania, and recorded $4 million severance and termination costs in the first quarter of 2011.

Other Costs

During the first quarter of 2012, the Company also incurred other costs related to previous closures which include $1 million of severance and termination costs (2011 – $1 million) and nil of other costs (2011 – $2 million).

The following tables provide the components of closure and restructuring costs by segment:

	Pulp and Paper	Total
	Three months ended March 31, 2012
	$	$
Severance and termination costs	1	1

Closure and restructuring costs	1	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING COST AND LIABILITY (CONTINUED)

	Pulp and Paper	Total
	Three months ended March 31, 2011
	$	$
Severance and termination costs	7	7
Inventory obsolescence (1)	2	2
Other	2	2

Closure and restructuring costs	11	11

(1)	Inventory obsolescence primarily relates to the write-down of operating and maintenance supplies classified as Inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

March 31, 2012
$
Balance at beginning of period	6
Severance payments	(1)

Balance at end of period	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. LONG-TERM DEBT

	Maturity	Notional Amount	Currency	March 31, 2012	December 31, 2011
		$		$	$
Unsecured notes
5.375% Notes	2013	73	US	71	72
7.125% Notes	2015	166	US	166	213
9.5% Notes	2016	94	US	100	133
10.75% Notes	2017	278	US	271	375
4.4% Notes	2022	300	US	297	—
Capital lease obligations	2012 - 2028			53	48

				958	841
Less: Due within one year				6	4

				952	837

UNSECURED NOTES

As a result of a cash tender offer during the first quarter of 2012, the Company repurchased $1 million of the 5.375% Notes due in 2013, $47 million of the 7.125% Notes due in 2015, $31 million of the 9.5% Notes due in 2016 and $107 million of the 10.75% Notes due in 2017. The Company recorded a premium of $47 million and additional charges of $3 million as a result of this extinguishment.

SENIOR NOTES OFFERING

On March 7, 2012, the Company issued $300 million 4.4% Notes due 2022 (“Notes”) at an issue price of $297 million. The net proceeds from the offering of the Notes were used to fund the portion of the purchase price of the 5.375% Notes due in 2013, 7.125% Notes due in 2015, 9.5% Notes due in 2016 and the 10.75% Notes due in 2017 tendered and accepted by the Company pursuant to a tender offer, including the payment of accrued interest and applicable early tender premiums, not funded with cash on hand, as well as for general corporate purposes.

The Notes are redeemable, in whole or in part, at the Company’s option at any time. In the event of a change in control, unless the Company has exercised the right to redeem all of the Notes, each holder will have the right to require the Company to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest.

The Notes are general unsecured obligations and rank equally with existing and future unsecured and unsubordinated obligations. The Notes are fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement, or any of the Company’s indebtedness, will also fully and unconditionally, jointly and severally, guarantee the Notes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SHAREHOLDERS’ EQUITY

On February 22, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.35 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. Total dividends of approximately $13 million were paid on April 16, 2012 to shareholders of record on March 15, 2012.

On May 1, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.45 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on July 16, 2012 to shareholders of record on June 15, 2012.

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

During 2011 and the first quarter of 2012, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During the first quarter of 2011, the Company repurchased 789,957 shares at an average price of $87.79 for a total cost of $69 million.

During the first quarter of 2012, the Company repurchased 37,171 shares at an average price of $94.57 for a total cost of $4 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31, 2012
$
Balance at beginning of period	92
Environmental spending	(4)
Effect of foreign currency exchange rate change	1

Balance at end of period	89

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In the United States, Congress has considered legislation to reduce emissions of GHGs, although it appears unlikely that any legislation will be actively considered again until after the 2012 elections. Several states already are regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) has adopted and implemented GHG permitting requirements for new sources and modifications of existing industrial facilities and has recently proposed GHG performance standards for electric utilities under the agency’s existing Clean Air Act authority. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG containment and reduction programs or to pay taxes or other fees with respect to any failure to achieve the mandated results. This, in turn, will increase the Company’s operating costs, which, to the extent passed through to customers, could reduce demand for the Company’s products. However, the Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

The province of Quebec initiated, as part of its commitment to the Western Climate Initiative (“WCI”), a GHG cap-and-trade system on January 1, 2012. Reduction targets for Quebec are expected to be promulgated later in 2012, to be effective January 1, 2013. With the exception of the British Columbia carbon tax, which applies to the purchase of fossil fuels within the province and which was implemented in 2008, there are presently no federal or provincial legislation on regulatory obligations that affect the emission of GHGs for the Company’s pulp and paper operations elsewhere in Canada.

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

Industrial Boiler Maximum Achievable Controlled Technology Standard (“MACT”)

On December 23, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. A final version of this Rule, as well as associated rules related to solid waste incinerators and the definition of fuels, is expected in mid-2012. It is anticipated compliance will be required by the fall of 2015 for existing emission units or upon startup for any new emission units. Domtar expects that the capital cost required to comply with the Boiler MACT rules, as they were published in December 2011, is between $37 million and $42 million. Domtar is currently assessing the associated increase in operating costs as well as alternate compliance strategies.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2012, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $120 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $110 million (CDN$110 million).

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $110 million (CDN$110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $110 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgment which the Company expects to be resolved by the Court in due course. No provision is recorded for this potential purchase price adjustment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2012, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SEGMENT DISCLOSURES

On September 1, 2011, the Company purchased Attends Healthcare, Inc. (“Attends US”). As a result, an additional reportable segment, Personal Care, has been added. On March 1, 2012, the Company grew its Personal Care segment with the purchase of Attends Healthcare Limited. (See Note 3 “Acquisition of Business” for further information).

Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper Segment – comprises the manufacturing, sale and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

•

Distribution Segment – comprises the purchasing, warehousing, sale and distribution of the Company’s paper products and those of other manufacturers. These products include business and printing papers, certain industrial products and printing supplies.

•	Personal Care Segment – consists of the manufacturing, sale and distribution of adult incontinence products.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
SEGMENT DATA	March 31, 2012	March 31, 2011
	$	$
Sales
Pulp and Paper	1,191	1,269
Distribution	189	217
Personal Care	70	—

Total for reportable segments	1,450	1,486
Intersegment sales - Pulp and Paper	(52)	(63)

Consolidated sales	1,398	1,423

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	93	92
Distribution	1	1
Personal Care	3	—

Total for reportable segments	97	93
Impairment and write-down of property, plant and equipment - Pulp and Paper	2	3

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	99	96

Operating income (loss)
Pulp and Paper	107	209
Distribution	(1)	3
Personal Care	8	—
Corporate	(5)	(1)

Consolidated operating income	109	211
Interest expense, net	71	21

Earnings before income taxes and equity earnings	38	190
Income tax expense	8	57
Equity loss, net of taxes	2	—

Net earnings	28	133

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2012 and December 31, 2011 and the Statements of Earnings and Comprehensive income and Cash Flows for the three months ended March 31, 2012 and March 31, 2011 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method. The March 31, 2011 comparative figures have been retrospectively adjusted to reflect the fact that Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC both became Guarantor subsidiaries in June 2011.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2012
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,178	475	(255)	1,398
Operating expenses
Cost of sales, excluding depreciation and amortization	—	954	389	(255)	1,088
Depreciation and amortization	—	83	14	—	97
Selling, general and administrative	12	83	4	—	99
Impairment and write-down of property, plant and equipment	—	2	—	—	2
Closure and restructuring costs	—	—	1	—	1
Other operating loss, net	—	—	2	—	2

	12	1,122	410	(255)	1,289

Operating income (loss)	(12)	56	65	—	109
Interest expense (income), net	72	5	(6)	—	71

Earnings (loss) before income taxes and equity earnings	(84)	51	71	—	38
Income tax expense (benefit)	(30)	17	21	—	8
Equity loss, net of taxes	—	—	2	—	2
Share in earnings of equity accounted investees	82	48	—	(130)	—

Net earnings	28	82	48	(130)	28
Other comprehensive income (loss)	(1)	—	23	—	22

Comprehensive income	27	82	71	(130)	50

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,186	472	(235)	1,423
Operating expenses
Cost of sales, excluding depreciation and amortization	—	908	348	(235)	1,021
Depreciation and amortization	—	68	25	—	93
Selling, general and administrative	9	89	(8)	—	90
Impairment and write-down of property, plant and equipment	—	3	—	—	3
Closure and restructuring costs	—	9	2	—	11
Other operating income, net	—	(5)	(1)	—	(6)

	9	1,072	366	(235)	1,212

Operating income (loss)	(9)	114	106	—	211
Interest expense (income), net	23	3	(5)	—	21

Earnings (loss) before income taxes and equity earnings	(32)	111	111	—	190
Income tax expense (benefit)	(10)	34	33	—	57
Equity loss, net of taxes	—	—	—	—	—
Share in earnings of equity accounted investees	155	78	—	(233)	—

Net earnings	133	155	78	(233)	133
Other comprehensive income	2	—	26	—	28

Comprehensive income	135	155	104	(233)	161

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	March 31, 2012
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	137	19	159	—	315
Receivables	—	482	215	—	697
Inventories	—	462	214	—	676
Prepaid expenses	10	4	12	—	26
Income and other taxes receivable	52	—	21	(30)	43
Intercompany accounts	393	3,259	45	(3,697)	—
Deferred income taxes	5	62	60	—	127

Total current assets	597	4,288	726	(3,727)	1,884
Property, plant and equipment, at cost	—	5,616	2,997	—	8,613
Accumulated depreciation	—	(3,314)	(1,815)	—	(5,129)

Net property, plant and equipment	—	2,302	1,182	—	3,484
Goodwill	—	163	71	—	234
Intangible assets, net of amortization	—	162	166	—	328
Investments in affiliates	7,040	2,003	—	(9,043)	—
Intercompany long-term advances	6	79	444	(529)	—
Other assets	22	—	98	(12)	108

Total assets	7,665	8,997	2,687	(13,311)	6,038

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	11	2	—	13
Trade and other payables	45	371	221	—	637
Intercompany accounts	3,256	390	51	(3,697)	—
Income and other taxes payable	—	42	7	(30)	19
Long-term debt due within one year	—	4	2	—	6

Total current liabilities	3,301	818	283	(3,727)	675
Long-term debt	902	34	16	—	952
Intercompany long-term loans	444	85	—	(529)	—
Deferred income taxes and other	—	900	80	(12)	968
Other liabilities and deferred credits	58	140	236	—	434
Shareholders’ equity	2,960	7,020	2,072	(9,043)	3,009

Total liabilities and shareholders’ equity	7,665	8,997	2,687	(13,311)	6,038

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	91	2	351	—	444
Receivables	—	456	188	—	644
Inventories	—	475	177	—	652
Prepaid expenses	6	5	11	—	22
Income and other taxes receivable	20	1	26	—	47
Intercompany accounts	349	3,198	53	(3,600)	—
Deferred income taxes	5	61	59	—	125

Total current assets	471	4,198	865	(3,600)	1,934
Property, plant and equipment, at cost	—	5,581	2,867	—	8,448
Accumulated depreciation	—	(3,230)	(1,759)	—	(4,989)

Net property, plant and equipment	—	2,351	1,108	—	3,459
Goodwill	—	163	—	—	163
Intangible assets, net of amortization	—	162	42	—	204
Investments in affiliates	6,933	1,952	—	(8,885)	—
Intercompany long-term advances	6	79	431	(516)	—
Other assets	21	1	97	(10)	109

Total assets	7,431	8,906	2,543	(13,011)	5,869

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	7	—	—	7
Trade and other payables	37	425	226	—	688
Intercompany accounts	3,196	370	34	(3,600)	—
Income and other taxes payable	4	10	3	—	17
Long-term debt due within one year	—	4	—	—	4

Total current liabilities	3,237	816	263	(3,600)	716
Long-term debt	790	35	12	—	837
Intercompany long-term loans	431	85	—	(516)	—
Deferred income taxes and other	—	916	21	(10)	927
Other liabilities and deferred credits	50	133	234	—	417
Shareholders’ equity	2,923	6,921	2,013	(8,885)	2,972

Total liabilities and shareholders’ equity	7,431	8,906	2,543	(13,011)	5,869

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	28	82	48	(130)	28
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(93)	(47)	12	130	2

Cash flows provided from (used for) operating activities	(65)	35	60	—	30

Investing activities
Additions to property, plant and equipment	—	(22)	(7)	—	(29)
Acquisition of business, net of cash acquired	—	—	(232)	—	(232)
Other	—	—	(2)	—	(2)

Cash flows used for investing activities	—	(22)	(241)	—	(263)

Financing activities
Dividend payments	(13)	—	—	—	(13)
Net change in bank indebtedness	—	4	2	—	6
Issuance of long-term debt	300	—	—	—	300
Repayment of long-term debt	(186)	(1)	—	—	(187)
Stock repurchase	(4)	—	—	—	(4)
Increase in long-term advances to related parties	—	—	(13)	13	—
Decrease in long-term advances to related parties	12	1	—	(13)	—
Other	2	—	—	—	2

Cash flows provided from (used for) financing activities	111	4	(11)	—	104

Net increase (decrease) in cash and cash equivalents	46	17	(192)	—	(129)
Cash and cash equivalents at beginning of period	91	2	351	—	444

Cash and cash equivalents at end of period	137	19	159	—	315

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	133	155	78	(233)	133
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(28)	(199)	9	233	15

Cash flows provided from (used for) operating activities	105	(44)	87	—	148

Investing activities
Additions to property, plant and equipment	—	(11)	(2)	—	(13)
Proceeds from disposals of property, plant and equipment	—	9	—	—	9
Proceeds from sale of business	—	4	—	—	4

Cash flows provided from (used for) investing activities	—	2	(2)	—	—

Financing activities
Dividend payments	(11)	—	—	—	(11)
Net change in bank indebtedness	—	3	—	—	3
Repayment of long-term debt	—	(1)	—	—	(1)
Stock repurchase	(69)	—	—	—	(69)
Increase in long-term advances to related parties	—	(10)	(35)	45	—
Decrease in long-term advances to related parties	45	—	—	(45)	—
Other	4	—	—	—	4

Cash flows used for financing activities	(31)	(8)	(35)	—	(74)

Net increase (decrease) in cash and cash equivalents	74	(50)	50	—	74
Cash and cash equivalents at beginning of period	311	50	169	—	530

Cash and cash equivalents at end of period	385	—	219	—	604

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The MD&A should also read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2012. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month periods ended March 31, 2012 and 2011. The three-month periods are also referred to as the first quarter of 2012 and 2011.

EXECUTIVE SUMMARY

In the first quarter of 2012, we reported operating income of $109 million, an increase of $10 million compared to $99 million in the fourth quarter of 2011. This increase is mainly attributable to a decrease in closure and restructuring charges and a decrease in asset impairment and write-down of property, plant and equipment. Our overall sales increased due to increased volume in papers and the inclusion of one month of results from the acquisition of Attends Healthcare Limited (“Attends Europe”) in our Personal Care segment. The factors increasing operating income were partially offset by lower average selling prices in the Pulp and Paper segment and an increase in costs.

Price realizations in pulp are expected to improve from trough first quarter of 2012 prices as a result of recently announced price increases. In paper, both volumes and prices are expected to positively impact results due to new business in specialty and packaging papers and price increases in the process of being implemented. The second quarter will be affected by the usual seasonal higher maintenance activity.

Closure and restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

During the first quarter of 2012, we recorded a $2 million write-down for property, plant and equipment at our Mira Loma location and also incurred other costs related to previous closures which include $1 million of severance and termination costs.

RECENT DEVELOPMENTS

Acquisition of Attends Healthcare Limited

On March 1, 2012, we completed the acquisition of 100% of the outstanding shares of Attends Europe, a manufacturer and supplier of adult incontinence care products in Europe. The purchase price was $232 million (€173 million) in cash, including working capital, net of acquired cash of $4 million (€3 million). Attends Europe sells and markets a complete line of branded and private-label adult incontinence products distributed through several channels, with sales organizations in nine European countries. The Company has 456 employees and operates a manufacturing facility, a research and development center and a distribution center in Aneby, Sweden, along with distribution centers in Scotland and Germany. The acquired business will be presented under our reportable segment, Personal Care.

Senior notes offering

On March 7, 2012, we issued $300 million aggregate principal amount of senior notes at a fixed-rate of 4.4%, due in 2022. The net proceeds from the offering were used to fund the purchase price of the 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016, and 10.75% Notes due 2017 tendered and accepted for purchase pursuant to the tender offer, including the payment of accrued interest and applicable early tender premiums not funded with cash on hand, as well as for general corporate purposes.

Tender offer for certain outstanding notes

On February 22, 2012, we announced the commencement of a cash tender offer for our outstanding 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016, and 10.75% Notes due 2017 such that the maximum aggregate consideration for Notes purchased in the tender offer, excluding accrued and unpaid interest, would not exceed $250 million. The tender offer expired at 12:00 midnight, New York City time, on March 21, 2012 and we repurchased $186 million of notes for an aggregate consideration of $233 million, excluding accrued and unpaid interest.

OUR BUSINESS

Information relating to our business is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There has not been any material change in our business since December 31, 2011, except for the completion of the acquisition of Attends Europe on March 1, 2012. The acquired business is presented under our reporting segment, Personal Care.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENTS REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the first quarter of 2012 and 2011:

	Three months ended
FINANCIAL HIGHLIGHTS	March 31, 2012	March 31, 2011
(In millions of dollars, unless otherwise noted)

Sales	$1,398	$1,423

Operating income	109	211

Net earnings	28	133

Net earnings per common share (in dollars) 1:
Basic	0.76	3.16
Diluted	0.76	3.14

Operating income (loss) per segment:
Pulp and Paper	$107	$209
Distribution	(1)	3
Personal Care	8	—
Corporate	(5)	(1)

Total	$109	$211

	At March 31, 2012	At March 31, 2011
Total assets	$6,038	$6,141
Total long-term debt, including current portion	$958	$827

[1]	Refer to Note 5 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

FIRST QUARTER 2012 VERSUS

FIRST QUARTER 2011

Sales

Sales for the first quarter of 2012 amounted to $1,398 million, a decrease of $25 million, or 2%, from sales of $1,423 million in the first quarter of 2011. The decrease in sales is mainly attributable to a decrease of $78 million in our Pulp and Paper segment due largely to lower average selling prices for pulp and lower shipments for paper. In addition, sales also decreased for the Distribution segment by $28 million as deliveries were down 13% in the first quarter of 2012 compared to the first quarter of 2011 due to the divestiture of a business unit as well as difficult market conditions. The factors decreasing sales were offset by the increase in sales due to the inclusion of the financial results of the Personal Care segment of $70 million pursuant to the acquisition of Attends Healthcare Inc. (“Attends US”) and Attends Europe.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,088 million in the first quarter of 2012, an increase of $67 million, or 7%, compared to cost of sales, excluding depreciation and amortization, of $1,021 million in the first quarter of 2011. This increase is mainly attributable to the inclusion of cost of sales of the Personal Care segment of $53 million in the first quarter of 2012, following the acquisition of Attends US on September 1, 2011 and Attends Europe on March 1, 2012. Also contributing to the increase in cost of sales were higher costs for chemicals ($13 million), fiber ($8 million), maintenance ($7 million) and freight ($5 million). These factors were partially offset by the decrease in energy costs due to favorable pricing in natural gas of $7 million.

Depreciation and Amortization

Depreciation and amortization amounted to $97 million in the first quarter of 2012, an increase of $4 million, or 4%, compared to depreciation and amortization of $93 million in the first quarter of 2011. This increase is primarily due to the inclusion of depreciation and amortization expenses for the Personal Care segment pursuant to the acquisitions of Attends US and Attends Europe ($3 million).

Selling, General and Administrative Expenses

SG&A expenses amounted to $99 million in the first quarter of 2012, an increase of $9 million, or 10%, compared to SG&A expenses of $90 million in the first quarter of 2011. This increase in SG&A is primarily due to the inclusion of selling, general and administrative expenses of the Personal Care segment pursuant to the acquisitions ($6 million) and increased merger and acquisition costs ($4 million) relating to the acquisition of Attends Europe.

Other Operating (Income) Loss

Other operating loss amounted to $2 million in the first quarter of 2012, a decrease of $8 million compared to other operating income ($6 million) in the first quarter of 2011. This decrease in other operating income is primarily due to net gains of $7 million from the sale of property, plant and equipment at Cerritos, California, converting center and the gain on sale of a business unit in the Distribution segment, both in the first quarter of 2011.

Operating Income

Operating income in the first quarter of 2012 amounted to $109 million, a decrease of $102 million compared to operating income of $211 million in the first quarter of 2011. This decrease is primarily due to the factors mentioned above and partially offset by lower closure and restructuring costs of $10 million as in the first quarter of 2011, we permanently shut down the Langhorne, Pennsylvania converting center and a paper machine at our Ashdown Pulp and Paper mill.

Interest Expense

We incurred $71 million of interest expense in the first quarter of 2012, an increase of $50 million, compared to interest expense of $21 million in the first quarter of 2011. This increase in interest expense is primarily due to the partial repurchase of our 10.75% Notes, 9.5% Notes, 7.125% Notes and 5.375% Notes, on which we incurred tender offer premiums of $47 million and $3 million of additional charges as a result of this extinguishment.

Income Taxes

For the first quarter of 2012, our income tax expense amounted to $8 million, which was comprised of $5 million of current tax expense and $3 million of deferred tax expense, compared to tax expense of $57 million for the first quarter of 2011, which was comprised of current tax expense of $28 million and deferred tax expense of $29 million. We made income tax payments of $9 million during the first quarter of 2012. In the first quarter of 2012, our effective tax rate was 21%, compared to an effective tax rate of 30% for the first quarter of 2011. The effective tax rate for the first quarter of 2012 was impacted by the $20 million tax benefit related to the $50 million of debt premium and additional charges incurred in a jurisdiction with a significantly higher tax rate.

Equity Loss

We incurred a $2 million loss, net of taxes, with regards to our joint venture Celluforce Inc. in the first quarter of 2012 (2011- nil).

Net Earnings

Net earnings amounted to $28 million ($0.76 per common share on a diluted basis) in the first quarter of 2012, a decrease of $105 million compared to net earnings of $133 million ($3.14 per common share on a diluted basis) in the first quarter of 2011, mainly due to the factors mentioned above.

PULP AND PAPER

	Three months ended
SELECTED INFORMATION	March 31, 2012	March 31, 2011
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,191	$1,269
Intersegment sales	(52)	(63)

	$1,139	$1,206
Operating income	$107	$209
Shipments
Paper (in thousands of ST)	870	913
Pulp (in thousands of ADMT)	389	375

Sales and Operating Income

Sales

Sales in our Pulp and Paper segment amounted to $1,139 million in the first quarter of 2012, a decrease of $67 million, or 6%, compared to sales of $1,206 million in the first quarter of 2011. The decrease in sales is mainly attributable to decreased average selling prices for pulp of approximately 18% and lower shipments for paper of approximately 5%. These factors were partially offset by increases in pulp shipments by approximately 4%.

Operating Income

Operating income in our Pulp and Paper segment amounted to $107 million in the first quarter of 2012, a decrease of $102 million, when compared to operating income of $209 million in the first quarter of 2011. The decrease in operating results is due primarily to lower sales for pulp and paper combined with higher costs for chemicals ($13 million), fiber ($8 million) and maintenance ($7 million) related to the maintenance outages. These factors were partially offset by lower energy prices due to favorable pricing in natural gas of $7 million, lower restructuring costs of $10 million and higher pulp volume.

Pricing Environment

Overall average sales prices in our paper business experienced a small increase in the first quarter of 2012 when compared to the first quarter of 2011. Our overall average paper sales prices were higher by $7/ton, or 1% in the first quarter of 2012 compared to the first quarter of 2011.

Our average pulp sales prices experienced a decrease in the first quarter of 2012 compared to the first quarter of 2011. Our sales price decreased by $137/metric ton, or 18%, in the first quarter of 2012 compared to the first quarter of 2011.

Operations

Shipments

Our paper shipments decreased by 43,000 tons, or 5%, in the first quarter of 2012 compared to the first quarter of 2011.

Our pulp trade shipments increased by 14,000 metric tons, or 4%, in the first quarter of 2012 compared to the first quarter of 2011.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative bio fuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. The amounts for the refundable credits are based on the volume of alternative bio fuel mixtures produced and burned during that period. To date, we have received $508 million in refunds, net of federal income tax offsets. There has been no change in the Company’s status with respect to the alternative fuel mixture credits previously claimed but we continue to assess the possibility of converting these credits into additional cellulosic biofuel producer credits. Any such conversion would require the repayment of any alternative fuel tax credit refund previously received, along with interest, in exchange for a credit to be used against future federal income tax.

Although we do not expect a significant change in our unrecognized tax benefits associated with the alternative fuel tax credits from 2009 during the next 12 months, a favorable audit by the IRS or the issuance of authoritative guidance could result in the recognition of some or all of these previously unrecognized tax benefits. As of March 31, 2012, we have gross unrecognized tax benefits and interest of $194 million and related deferred tax assets of $16 million associated with the alternative fuel tax credits. The recognition of these benefits, $178 million net of deferred taxes, would impact the effective tax rate.

Labor

A new umbrella agreement with the United Steelworkers Union (“USW”), expiring in 2015 and affecting approximately 2,900 employees at eight U.S. mills and one converting operation, was ratified effective December 1, 2011. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years. Local labor negotiations are taking place in Ashdown and Rothschild at this point in time.

In Canada, the agreement expired in 2010 at our Windsor facility in Quebec, Canada, with the Confederation of National Trade Unions (“CNTU”). A new agreement was ratified in mid-November 2011. At the Espanola Mill facility, agreements have been reached with the Communication, Energy and Paperworkers Union of Canada (“CEP”), locals 74 and 156 and with the International Brotherhood of Electrical Workers (“IBEW”). Agreements that expired in 2009 at our Dryden facilities in Canada are being negotiated with the CEP (locals 105, 105.3 and 1323) and are on-going. Negotiations at the Dryden mill with the IOUE Local 865 will commence shortly after conclusion of the negotiations with the CEP and the agreement at Kamloops expires in the second quarter of 2012 (CEP). These Canadian collective agreements are unrelated to the umbrella agreement with the USW covering our U.S. locations.

As of March 31, 2012, we have seven outstanding agreements (affecting approximately 1,403 employees) and nineteen ratified agreements (affecting approximately 3,227 employees) in the U.S. and Canada.

Closure and Restructuring

During the first quarter of 2012, we recorded a $2 million write-down for property, plant and equipment at our Mira Loma, California, converting center and also incurred other costs related to previous closures which include $1 million of severance and termination costs. For more details on the closure and restructuring costs, refer to Item 1, Financial Statements and Supplementary Data, Note 11, of this Quarterly Report on Form 10-Q.

Closure and restructuring costs are based on management’s best estimates. Although we do not anticipate significant changes, actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, market participant interest in purchasing assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

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

We had approximately 207 million gallons of cellulose biofuel that qualified for this CBPC for which we had not previously claimed under the Alternative Fuel Mixture Credit (“AFMC”) that represented approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we were successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFMC and CBPC could be claimed in the same year for different volumes of biofuel. In November 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in Income tax expense (benefit) on the Consolidated Statement of Earnings for the year ended December 31, 2010. As of December 31, 2011, approximately $25 million of this credit remains to offset future U.S. federal income tax liability. We expect to use all of the remaining credit during 2012 to offset required federal income tax installments.

Natural Resources Canada Pulp and Paper Green Transformation Program

On June 17, 2009, the Government of Canada announced that it was developing a Pulp and Paper Green Transformation Program (“the Green Transformation Program”) to help pulp and paper companies make investments to improve the environmental performance of their Canadian facilities. The Green Transformation Program was capped at CDN$1 billion. March 31, 2012 marked the deadline for eligibility of costs under this program.

Eligible projects had to demonstrate an environmental benefit by either improved energy efficiency or increased renewable energy production. Although amounts have not been received in full, we have been allocated $143 million (CDN$143 million) through this Green Transformation Program, of which all have been approved. The funds were spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received were accounted for as an offset to the applicable plant and equipment asset amount. As of March 31, 2012, we have received $128 million (CDN $128 million) since the inception of the plan, mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills.

DISTRIBUTION

	Three months ended
SELECTED INFORMATION	March 31, 2012	March 31, 2011
(In millions of dollars)
Sales	$189	$217
Operating income (loss)	(1)	3

Sales and Operating Income

Sales

Sales in our Distribution segment amounted to $189 million in the first quarter of 2012, a decrease of $28 million compared to sales of $217 million in the first quarter of 2011. This decrease in sales is mostly attributable to a decrease in deliveries of 13%, resulting from the sale of a business unit at the end of the first quarter of 2011 and from lower market demand.

Operating Income (Loss)

Operating loss amounted to ($1 million) in the first quarter of 2012, a decrease of $4 million when compared to operating income of $3 million in the first quarter of 2011. The increase in operating loss is primarily due to the decrease in sales mentioned above and the sale of a business unit in the first quarter of 2011 which resulted in a $3 million gain.

Operations

Labor

We have collective agreements covering six locations in the U.S. and four locations in Canada. As of March 31, 2012, we have four outstanding agreements affecting approximately 79 employees and five ratified agreements affecting approximately 75 employees in the U.S. and Canada.

PERSONAL CARE

	Three months ended
SELECTED INFORMATION	March 31, 2012	March 31, 2011
(In millions of dollars)
Sales	$70	n/a
Operating income	8	n/a

Our Operations

Our Personal Care business sells and manufactures adult incontinence products marketed primarily under the Attends® brand name. We are one of the leading suppliers of adult incontinence products in North America and Northern Europe selling to hospitals (acute care) and nursing homes (long-term care) and we have a growing presence in the homecare and retail channels. We operate two manufacturing facilities, with each having the ability to produce multiple product categories.

Attends manufactures out of the Southeastern United States from one location in Greenville, North Carolina and in Northern Europe from one location in Aneby, Sweden.

Our Raw Materials

The primary raw materials used in our manufacturing process are nonwovens, pulp, super absorbent polymers, polypropylene film, elastics, adhesives and packaging materials.

Our Product Offering and Go-to-Market Strategy

Our products, which include branded and private label briefs, protective underwear, underpads, light pads and washcloths, are available in a variety of sizes, as well as with differing performance levels and product attributes.

We serve four channels: acute care, long-term care, homecare, and retail. Through the utilization of our flexible production platform, manufacturing expertise and efficient supply chain management, we are able to provide a complete and high-quality line of branded and unbranded products reliably to customers across all channels.

Sales and Operating Income

Sales

Sales in our Personal Care segment amounted to $70 million in the first quarter of 2012, representing a full quarter of operations from Attends US following the completion of the acquisition on September 1, 2011 and one month of operations for Attends Europe, following the completion of the acquisition on March 1, 2012.

Operating Income

Operating income amounted to $8 million in the first quarter of 2012, representing a full quarter of operations from Attends US. following the completion of the acquisition on September 1, 2011 and approximately one month of operations for Attends Europe, following the completion of the acquisition on March 1, 2012.

Operations

Labor

We employ approximately 786 employees in the Personal Care segment. Approximately 330 non-unionized employees are in North America and approximately 456 employees are in Europe. The majority of employees in Europe are subject to a collective bargaining agreement.

For more details on the Attends Europe acquisition, refer to Item 1, Financial Statements and Supplementary Data, Note 3, “Acquisition of Business” of this Quarterly Report on Form 10-Q.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2012, compensation expense recognized in our results of operations was approximately $12 million, compared to $12 million in the first quarter of 2011. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $588 million is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $30 million in the first quarter of 2012, compared to $148 million in the first quarter of 2011, a decrease of $118 million. This decrease resulted from decreased profitability, an increase in working capital and the impact of the $47 million tender premiums paid on the partial repurchase of our 10.75% Notes, 9.5% Notes, 7.125% Notes and 5.375% Notes.

Investing Activities

Cash flows used for investing activities were $263 million in the first quarter of 2012, compared to nil in the first quarter of 2011. This is mainly due to the acquisition of Attends Europe for $232 million (€173 million) in cash, including working capital, net of acquired cash of $4 million (€3 million), and an increase in additions to property, plant and equipment of $16 million.

Financing Activities

Cash flows provided from financing activities were $104 million, compared to cash flows used for financing activities of $74 million in 2011, an increase of $178 million. This is a result of the issuance of new 4.4% Notes for $300 million due in 2022, offset by the cash tender offer during the first quarter of 2012. In the tender offer, we repurchased $1 million of 5.375% Notes due in 2013, $47 million of 7.125% Notes due 2015, $31 million of 9.5% Notes due 2016 and $107 million of 10.75% Notes due 2017, or $186 million for an aggregate consideration of $233 million, excluding accrued and unpaid interest. Also, we repurchased $4 million of shares in the first quarter of 2012, compared to $69 million in the first quarter of 2011.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $656 million at March 31, 2012, compared to $248 million at March 31, 2011. The $408 million increase in net indebtedness is primarily due to a reduction of cash and cash equivalents as a result of the acquisition of Attends US ($288 million) and Attends Europe ($232 million). Also contributing to the increase in net indebtedness was the issuance of senior notes of $300 million which was offset by a decrease due to the partial repayment of the 5.375%, 7.125%, 9.50% and 10.75% notes of $1 million, $47 million, $31 million and $107 million respectively. These factors were partially offset as a result of cash provided by operating activities.

On February 22, 2012, we announced the commencement of a cash tender offer for our outstanding 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016, and 10.75% Notes due 2017 such that the maximum aggregate consideration for Notes purchased in the tender offer, excluding accrued and unpaid interest, would not exceed $250 million. The tender offer expired at 12:00 midnight, New York City time, on March 21, 2012 and we purchased $186 million of principal for an aggregate consideration of $233 million, excluding accrued and unpaid interest.

The Company recorded a premium of $47 million and additional charges of $3 million as a result of this extinguishment.

On March 7, 2012, we issued $300 million aggregate principal amount of senior notes at a fixed-rate of 4.4%, due in 2022. The net proceeds from the offering were used in part to fund the purchase of the notes tendered and accepted for purchase pursuant to the tender offer, including the payment of accrued and applicable early tender premiums, not funded with cash on hand, as well as for general corporate purposes.

The Notes are redeemable, in whole or in part, at our option at any time. In the event of a change in control, unless we have exercised the right to redeem all of the Notes, each holder will have the right to require us to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest.

The Notes are general unsecured obligations and rank equally with existing and future unsecured and unsubordinated obligations. The Notes are fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement, or any of our indebtedness, will also fully and unconditionally, jointly and severally, guarantee the Notes.

Our Credit Agreement consists of a $600 million revolving credit facility and we intend to use the revolving credit agreement for general corporate purposes, including working capital, capital expenditures and acquisitions.

The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility) that matures on June 23, 2015. The initial maximum aggregate amount of availability under the revolving Credit Agreement is $600 million. Borrowings may be made by us, by our U.S. subsidiary Domtar Paper Company, LLC, and, subject to a limit of $150 million, by our Canadian subsidiary Domtar Inc. We may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement, on an annual basis, by one year, if, in each case, certain conditions are satisfied, including: (i) the absence of any event of default or default under the Credit Agreement, and (ii) the consent of the lenders participating in each such increase or extension, as applicable.

No amounts were borrowed at March 31, 2012. At March 31, 2012, we had outstanding letters of credit amounting to $12 million under this credit facility (December 31, 2011 – $29 million).

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

The Credit Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) an interest coverage ratio (as defined in the Credit Agreement) that must be maintained at a level of not less than 3.0 to 1 and (ii) a leverage ratio (as defined in the Credit Agreement) that must be maintained at a level of not greater than 3.75 to 1. At March 31, 2011, we were in compliance with our covenants.

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

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of March 31, 2012, there were 618,293 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2012, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2012, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $120 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $110 million (CDN$110 million).

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $110 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $110 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of opeations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgement which we expect to be resolved by the Court in due course. No provision is recorded for this potential purchase price adjustment.

RECENT ACCOUNTING PRONOUNCEMENT

Comprehensive Income

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. We adopted the new requirement on January 1, 2012 with no impact on the Consolidated Financial Statements except for the change in presentation. We have chosen to present a single continuous statement of comprehensive income.

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2011, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the first quarter of 2012.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	conditions in the global capital and credit markets, and the economy generally, particularly in the United States and Canada;

•	continued decline in usage of fine paper products in our core North American market;

•	our ability to implement our business diversification initiatives, including strategic acquisitions;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	performance of the Company’s manufacturing operations, including unexpected maintenance requirements;

•	competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal or regulatory proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of the Company’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives, if any; and

•	the other factors described under “Risk Factors,” in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2011.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There has not been any material change in our exposure to market risk since December 31, 2011. In the first quarter of 2012, we have updated the following disclosure.

COST RISK

Cash flow hedges

We purchase natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, we may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. We formally document the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge forecasted purchases over the next three years. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2012 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2012	2013	2014
Natural gas	7,860,000	MMBTU	(1)	$37	33%	26%	5%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of March 31, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in our Consolidated Statements of Earnings and Comprehensive income for the three months ended March 31, 2012 resulting from hedge ineffectiveness (2011 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the United States, Canada and Sweden. As a result, we are exposed to movements in the foreign currency exchange rate in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. Our Swedish subsidiary is exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than its Euro functional currency. Our risk management policy allows us to hedge a significant portion of our exposure to fluctuations in foreign currency exchange rates for periods up to three years. We may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in hedge of the subsidiary’s cash flow risk for purposes of the consolidated financial statements. Foreign exchange forward contracts are contracts whereby we have the obligation to buy foreign currencies at a specific rate. Currency options contracts purchased are contracts whereby we have the right, but not the obligation, to buy foreign currencies at the strike rate if the foreign currency trades above that rate. Currency options contracts sold are contracts whereby we have the obligation to buy foreign currencies at the strike rate if the foreign currency trades below that rate.

We formally document the relationship between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars, and purchases in U.S. dollars made by our Swedish subsidiary, are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

Net investment hedge

We use foreign exchange currency option contracts to hedge the net assets of Attends Europe to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. Current contracts are used to hedge the net investment over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Other comprehensive income within Shareholders’ equity as part of the Foreign currency translation adjustments.

The cash flow hedges and the net investment hedge was fully effective as of March 31, 2012. As a result, there were no amounts recorded in income for the period ended March 31, 2012 resulting from hedge ineffectiveness.

The following table presents the currency values under contracts pursuant to currency options outstanding as of March 31, 2012 to hedge forecasted purchases and the net investment:

Contract		Notional contractual value	Percentage of forecasted exposure under contracts for
			2012	2013
Currency options purchased	CDN	$400	50%	13%
	EUR	$175.5	100%	100%
	USD	$20	66%	0%

Currency options sold	CDN	$400	50%	13%
	EUR	$75	43%	43%
	USD	$20	66%	0%

The currency options are fully effective as at March 31, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in our Consolidated Statements of Earnings and Comprehensive income for the three months ended March 31, 2012 resulting from hedge ineffectiveness (2011 – nil).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2012, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A discussion of material developments in the Company’s litigation and settlement matters occurring in the period covered by this report, if any, is found in Note 14 to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2011, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended March 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
January 1 through January 31, 2012	—	$—	—	$461,186
February 1 through February 29, 2012	16,235	$93.34	16,235	$459,671
March 1 through March 31, 2012	20,936	$95.55	20,936	$457,670

	37,171	$94.57	37,171

(1)

During the first quarter of 2012, the Company repurchased 37,171 shares at an average price of $94.57 per share, for a total cost of $4 million under its stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011 and December 2011. We currently have $458 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. During April and May 2012, we repurchased 99,810 shares at an average price of $88.30 per share, for a total cost of $9 million.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 4, 2012	DOMTAR CORPORATION

	By:	/s/ DANIEL BURON
Daniel Buron
Senior Vice-President and Chief Financial Officer

	By:	/s/ RAZVAN L. THEODORU
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary