Form 10-Q
period 2012-06-30
Domtar CORP
filed 2012-08-03
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At July 31, 2012, 35,071,722 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Unaudited)
	$	$	$	$
Sales	1,368	1,403	2,766	2,826
Operating expenses
Cost of sales, excluding depreciation and amortization	1,075	1,056	2,163	2,077
Depreciation and amortization	96	95	193	188
Selling, general and administrative	89	88	188	178
Impairment and write-down of property, plant and equipment (NOTE 11)	—	62	2	65
Closure and restructuring costs (NOTE 11)	—	2	1	13
Other operating loss (income), net (NOTE 7)	2	5	4	(1)

	1,262	1,308	2,551	2,520

Operating income	106	95	215	306
Interest expense, net (NOTE 12)	18	21	89	42

Earnings before income taxes and equity earnings	88	74	126	264
Income tax expense	27	20	35	77
Equity loss, net of taxes	2	—	4	—

Net earnings	59	54	87	187

Per common share (in dollars) (NOTE 5)
Net earnings
Basic	1.62	1.31	2.38	4.50
Diluted	1.61	1.30	2.36	4.46
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	36.4	41.1	36.6	41.6
Diluted	36.6	41.4	36.8	41.9
Net earnings	59	54	87	187
Other Comprehensive income (NOTE 2):
Net derivative gains (losses) on cash flow hedges:
Net gain arising during the period, net of tax of $1 and nil, respectively (2011 - $(1) and $(2), respectively)	—	1	—	5
Less: Reclassification adjustment for (gains) losses included in net earnings, net of tax of $2 and $3, respectively (2011 - nil and $(1), respectively)	2	(2)	5	(2)
Foreign currency translation adjustments	(34)	9	(15)	33
Change in unrecognized gains and prior cost related to pension and post-retirement benefit plans, net of tax of nil (2011 - $(5))	—	16	—	16

Comprehensive income	27	78	77	239

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30, 2012	December 31, 2011
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	276	444
Receivables, less allowances of $5 and $5	642	644
Inventories (NOTE 8)	673	652
Prepaid expenses	39	22
Income and other taxes receivable	51	47
Deferred income taxes	128	125

Total current assets	1,809	1,934
Property, plant and equipment, at cost	8,624	8,448
Accumulated depreciation	(5,174)	(4,989)

Net property, plant and equipment	3,450	3,459
Goodwill (NOTE 9)	260	163
Intangible assets, net of amortization (NOTE 10)	346	204
Other assets	108	109

Total assets	5,973	5,869

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	22	7
Trade and other payables	639	688
Income and other taxes payable	23	17
Long-term debt due within one year (NOTE 12)	6	4

Total current liabilities	690	716
Long-term debt (NOTE 12)	950	837
Deferred income taxes and other	990	927
Other liabilities and deferred credits	395	417
Commitments and contingencies (NOTE 14)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,514,697 and 42,506,732 shares	—	—
Treasury stock (NOTE 13) $0.01 par value; 7,223,156 and 6,375,532 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 617,013 and 619,108 shares	49	49
Additional paid-in capital	2,254	2,326
Retained earnings	729	671
Accumulated other comprehensive loss	(84)	(74)

Total shareholders’ equity	2,948	2,972

Total liabilities and shareholders’ equity	5,973	5,869

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2011	36.8	49	2,326	671	(74)	2,972
Stock-based compensation	—	—	3	—	—	3
Net earnings	—	—	—	87	—	87
Net derivative gains on cash flow hedges:
Net gain arising during the period, net of tax of nil	—	—	—	—	—	—
Less: Reclassification adjustments for losses included in net earnings, net of tax of $3	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	(15)	(15)
Stock repurchase	(0.9)	—	(75)	—	—	(75)
Cash dividends	—	—	—	(29)	—	(29)

Balance at June 30, 2012	35.9	49	2,254	729	(84)	2,948

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2012	June 30, 2011
	(Unaudited)
	$	$
Operating activities
Net earnings	87	187
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	193	188
Deferred income taxes and tax uncertainties	8	30
Impairment and write-down of property, plant and equipment	2	65
Net gains on disposals of property, plant and equipment and sale of business	—	(1)
Stock-based compensation expense	2	2
Equity loss, net	4	—
Other	(4)	1
Changes in assets and liabilities, excluding the effects of acquisition and sale of businesses
Receivables	26	(61)
Inventories	3	34
Prepaid expenses	(12)	(13)
Trade and other payables	(120)	(31)
Income and other taxes	—	22
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	5	12
Other assets and other liabilities	11	19

Cash flows provided from operating activities	205	454

Investing activities
Additions to property, plant and equipment	(105)	(33)
Proceeds from disposals of property, plant and equipment	—	28
Proceeds from sale of business	—	10
Acquisition of businesses, net of cash acquired	(293)	—
Other	(4)	—

Cash flows (used for) provided from investing activities	(402)	5

Financing activities
Dividend payments	(26)	(21)
Net change in bank indebtedness	15	2
Issuance of long-term debt	300	—
Repayment of long-term debt	(188)	(1)
Debt issue costs	—	(3)
Stock repurchase	(73)	(234)
Other	1	9

Cash flows provided from (used for) financing activities	29	(248)

Net (decrease) increase in cash and cash equivalents	(168)	211
Translation adjustments related to cash and cash equivalents	—	1
Cash and cash equivalents at beginning of period	444	530

Cash and cash equivalents at end of period	276	742

Supplemental cash flow information
Net cash payments for:
Interest (including $47 million of tender offer premiums in 2012)	82	37
Income taxes paid	49	25

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

To conform with the basis of presentation adopted in the current period, certain figures previously reported in the Statements of Cash Flows, have been reclassified.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

COMPREHENSIVE INCOME

In June 2011, the FASB issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The Company adopted the new requirement on January 1, 2012 with no impact on the Company’s consolidated financial statements except for the change in presentation. The Company has chosen to present a single continuous statement of comprehensive income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. ACQUISITION OF BUSINESSES

EAM Corporation

On May 10, 2012, Domtar Corporation completed the acquisition of 100% of the outstanding shares of EAM Corporation (“EAM”). EAM manufactures high quality airlaid and ultrathin laminated absorbent cores used in feminine hygiene, adult incontinence, baby diapers, and other medical healthcare and performance packaging solutions. EAM operates a manufacturing, research and development and distribution facility in Jesup, Georgia. EAM has 53 employees. The results of EAM’s operations have been included in the consolidated financial statements since May 1, 2012, the effective date of the transaction, and are presented in the Personal Care reportable segment. The purchase price was $61 million in cash, including working capital, net of cash acquired of $1 million. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification (“ASC”).

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair value, which was based on information currently available. The items to be finalized are intangible assets, including their expected useful lives, both current and non-current deferred tax liabilities which are subject to change, pending the finalization of certain tax returns and residual goodwill. The Company will complete the valuation of all assets and liabilities within the next twelve months.

The table below illustrates the purchase price allocation:

Receivables		6
Inventory		2
Property, plant and equipment		13
Intangible assets (Note 10)
Customer relationships (1)	19
Technology (2)	8
Non-compete (3)	1
		28
Goodwill (Note 9)		31

Total assets		80

Less: Liabilities
Trade and other payables		4
Deferred income tax liabilities and unrecognized tax benefits		15

Total liabilities		19

Fair value of net assets acquired at the date of acquisition		61

(1)	The useful life of the Customer relationships acquired is expected to be 30 years.
(2)	The useful life of the Technology acquired is between 7 and 20 years.
(3)	The useful life of the Non-compete acquired is 9 years.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

Attends Healthcare Limited

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

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which was based on information currently available. During the second quarter of 2012, the Company completed the evaluation of all assets and liabilities. The Company is still reviewing the expected useful lives of intangible assets.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Receivables		21
Inventory		22
Property, plant and equipment		67
Intangible assets (Note 10)
Trade names (1)	54
Customer relationships (2)	71
		125
Goodwill (Note 9)		71

Total assets		306

Less: Liabilities
Trade and other payables		27
Capital lease obligation		6
Deferred income tax liabilities and unrecognized tax benefits		38
Pension		3

Total liabilities		74

Fair value of net assets acquired at the date acquisition		232

(1)	Indefinite useful life.
(2)	The useful life of the Customer relationships acquired is expected to be 30 years.

For both acquisitions, goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation of the business, the assembled workforce, and the expected future cash flows of the business. Disclosed goodwill is not deductible for tax purposes. Pro forma results have not been provided, as these acquisitions have no material impact on the Company.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at June 30, 2012, one of Domtar’s Paper segment customers located in the United States represented 10% ($67 million) ((2011 – 9% ($58 million)) of the receivables.

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

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2012 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2012	2013	2014
Natural gas	8,160,000	MMBTU	(1)	$37	32%	27%	14%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of June 30, 2012. The critical terms of hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Other comprehensive income for the three and six months ended June 30, 2012 resulting from hedge ineffectiveness (three and six months ended June 30, 2011 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States, Canada, Sweden and China. As a result, it is exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. The Company’s Swedish subsidiary is exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than its Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the consolidated financial statements. Foreign exchange forward contracts are contracts whereby the Company has the obligation to buy foreign currencies at a specific rate. Currency options contracts purchased are contracts whereby the Company has the right, but not the obligation, to buy foreign currencies at the strike rate if the foreign currency trades above that rate. Currency options contracts sold are contracts whereby the Company has the obligation to buy foreign currencies at the strike rate if the foreign currency trades below that rate.

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange currency options contracts used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary and forecasted sales in British Pound Sterling and purchases in U.S. dollars by the Swedish subsidiary are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Net investment hedge:

The Company uses foreign exchange currency option contracts to hedge the net assets of Attends Healthcare Limited to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. The Company is exposed to movements in foreign currency exchange rates of the Euro versus the U.S. dollar as Attends Healthcare Limited has a Euro functional currency whereas the Company has a U.S. dollar functional and reporting currency. Current contracts are used to hedge the net investment over the next 9 months. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Accumulated other comprehensive loss within Shareholders’ equity as part of the Foreign currency translation adjustments.

The following table presents the currency values under contracts pursuant to currency options outstanding as of June 30, 2012 to hedge forecasted purchases and the net investment:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2012	2013
Currency options purchased	CDN	$400	50%	25%
	EUR	€175.5	100%	100%
	USD	$40	95%	46%
	GBP	£22	100%	48%

Currency options sold	CDN	$400	50%	25%
	EUR	€75.5	43%	43%
	USD	$40	95%	46%
	GBP	£22	100%	48%

The currency options are fully effective as at June 30, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive income for the three and six months ended June 30, 2012 resulting from hedge ineffectiveness (three and six months ended June 30, 2011 – nil).

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Comprehensive Income and Consolidated Statement of Shareholders’ Equity, Net of Tax

Derivatives Designated as Cash Flow and Net Investment Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the three months ended		For the three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	$	$	$	$
Natural gas swap contracts (a)	1	(1)	(2)	(1)
Currency options (a)	(1)	2	—	3

Total	—	1	(2)	2

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) is recorded in Cost of Sales.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Comprehensive Income and Consolidated Statement of Shareholders’ Equity, Net of Tax

Derivatives Designated as Cash Flow and Net Investment Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	For the six months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	$	$	$	$
Natural gas swap contracts (a)	(2)	(1)	(4)	(3)
Currency options (a)	2	6	(1)	5

Total	—	5	(5)	2

(a)	The Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion) is recorded in Cost of Sales.

FAIR VALUE MEASUREMENT

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at June 30, 2012 and December 31, 2011, in accordance with the accounting standards dealing with fair value measurement and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	June 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	12	—	12	—	(a) Prepaid expenses

Total Assets	12	—	12	—

Liabilities derivatives
Currency options	8	—	8	—	(a) Trade and other payables
Natural gas swap contracts	7	—	7	—	(a) Trade and other payables
Natural gas swap contracts	2	—	2	—	(a) Other liabilities and deferred credits

Total Liabilities	17	—	17	—

Other Instruments:
Asset backed commercial paper investments	6	—	—	6	(b) Other assets
Long-term debt	1,080	1,080	—	—	(c) Long-term debt

The cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts of $9 million at June 30, 2012, will be recognized in Cost of sales upon maturity of the derivatives over the next three years at the then prevailing values, which may be different from those at June 30, 2012.

The cumulative gain recorded in Accumulated other comprehensive loss relating to currency options hedging forecasted purchases of $4 million at June 30, 2012, will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2012.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	7	—	7	—	(a) Prepaid expenses

Total Assets	7	—	7	—

Liabilities derivatives
Currency options	11	—	11	—	(a) Trade and other payables
Natural gas swap contracts	8	—	8	—	(a) Trade and other payables
Natural gas swap contracts	3	—	3	—	(a) Other liabilities and deferred credits

Total Liabilities	22	—	22	—

Other Instruments:
Asset backed commercial paper investments	5	—	—	5	(b) Other assets
Long-term debt	992	992	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of asset backed commercial paper (“ABCP”) investments is classified under Level 3 and is mainly based on a discounted cash flow financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the notes at June 30, 2012 and December 31, 2011.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $956 million and $841 million at June 30, 2012 and December 31, 2011, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net earnings	$59	$54	$87	$187
Weighted average number of common and exchangeable shares outstanding (millions)	36.4	41.1	36.6	41.6
Effect of dilutive securities (millions)	0.2	0.3	0.2	0.3

Weighted average number of diluted common and exchangeable shares outstanding (millions)	36.6	41.4	36.8	41.9

Basic net earnings per share (in dollars)	$1.62	$1.31	$2.38	$4.50

Diluted net earnings per share (in dollars)	$1.61	$1.30	$2.36	$4.46

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Restricted stock units	15,702	—	—	—
Performance Stock Units	11,280	—	11,280	—
Options	84,658	155,070	84,658	155,070

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2012, the related pension expense was $6 million and $15 million, respectively (2011 - $5 million and $13 million, respectively).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company has several defined benefit pension plans covering approximately 80% of the employees. The defined benefit plans are generally contributory in Canada and non-contributory in the United States. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in defined contribution plans. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Also, starting on January 1, 2013, all U.S. unionized employees covered under the agreement with the United Steel Workers not grandfathered under the existing defined benefit pension plans will transition to a defined contribution pension plan for future service. The Company also provides other post-retirement plans to eligible Canadian and U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits. The Company also provides supplemental unfunded benefit pension plans to certain senior management employees.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended		For the six months ended
	June 30, 2012		June 30, 2012
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	1	19	2
Interest expense	20	2	40	3
Expected return on plan assets	(23)	—	(46)	—
Amortization of net actuarial loss	5	—	9	—
Curtailment loss	—	—	—	—
Settlement loss	—	—	—	—
Amortization of prior year service costs	1	(1)	2	(1)

Net periodic benefit cost	12	2	24	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended		For the six months ended
	June 30, 2011		June 30, 2011
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	17	2
Interest expense	22	2	44	3
Expected return on plan assets	(26)	—	(52)	—
Amortization of net actuarial loss	4	—	7	—
Curtailment loss (a)	13	—	13	—
Settlement loss (b)	23	—	23	—
Amortization of prior year service costs	—	(1)	1	(1)

Net periodic benefit cost	44	2	53	4

(a)	The curtailment loss of $13 million in the pension plans, for the three and six months ended June 30, 2011, is related to the sale of assets of Prince Albert.
(b)	The settlement loss of $23 million in the pension plans for the three and six months ended June 30, 2011, is related to the sale of assets of Prince Albert.

The Company contributed $11 million and $19 million for the three and six months ended June 30, 2012, respectively (2011—$10 million and $17 million, respectively) to the pension plans. The Company also contributed $2 million and $4 million for the three and six months ended June 30, 2012, respectively (2011 - $2 million and $4 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income) is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	$	$	$	$
Losses (gains) on sale of property, plant and equipment	—	6	—	(1)
Foreign exchange loss (gain)	—	(1)	2	(1)
Other	2	—	2	1

Other operating loss (income), net	2	5	4	(1)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INVENTORIES

The following table presents the components of inventories:

	June 30, 2012	December 31, 2011
	$	$
Work in process and finished goods	384	363
Raw materials	103	105
Operating and maintenance supplies	186	184

Total Inventories	673	652

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

$
Balance at December 31, 2011	163
Acquisition of Attends Healthcare Limited	71
Acquisition of EAM Corporation	31
Effect of foreign currency exchange rate change	(5)

Balance at June 30, 2012	260

The goodwill at June 30, 2012 is entirely related to the Personal Care segment. (See Note 3 “Acquisition of Businesses” for further information on the increase in 2012).

At June 30, 2012, the accumulated impairment loss amounted to $321 million, related to the 2008 impairment of goodwill in the Pulp and Paper segment (2011 – $321 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives ( in years)	June 30, 2012	December 31, 2011
		$	$
Intangible assets subject to amortization
Water rights	40	8	8
Power purchase agreements	25	32	32
Customer relationships (1)	20 - 40	190	104
Trade names	7	7	7
Supplier agreement	5	6	6
Technology (2)	7 - 20	8	—
Non-Compete (2)	9	1	—

		252	157
Accumulated amortization		(18)	(14)

		234	143
Intangible assets not subject to amortization
Trade names (3)		112	61

Total intangible assets		346	204

Amortization expense related to intangible assets for the three and six months ended June 30, 2012 was $2 million and $4 million, respectively (2011 – $1 million and $2 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2012	2013	2014	2015	2016
	$	$	$	$	$
Amortization expense related to intangible assets	9	8	8	7	7

(1)	Increase relates to the acquisitions of Attends Healthcare Limited on March 1, 2012 ($71 million) and EAM Corporation on May 10, 2012 ($19 million).

(2)	Increase relates to the acquisition of EAM Corporation on May 10, 2012.

(3)	Increase relates to the acquisition of Attends Healthcare Limited on March 1, 2012.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

Ottawa/ Gatineau Hydro Assets

On June 13, 2012, the Company announced the signing of a Definitive Purchase and Sale Agreement for the sale of its hydro assets in Ottawa, Ontario and Gatineau, Quebec for CDN$45 million. The assets have a carrying value of CDN$44 million classified as Property, plant and equipment on the Consolidated Balance Sheets. The transaction includes three power stations (21MW of installed capacity), water rights in the area, as well as Domtar Inc.’s equity stake in the Chaudière Water Power Inc. ring dam consortium. The purchaser is Energy Ottawa Inc., the renewable energy subsidiary of Hydro Ottawa Holding Inc. Currently; the Company has approximately 12 workers operating the hydro assets in Ottawa/ Gatineau which will become employees of Chaudière Hydro L.P., a subsidiary of Energy Ottawa Inc. upon closing of the transaction.

As a result of the signing of the definitive agreement, the Company assessed whether this transaction met the criteria for assets held for sale. Transfer of some of the water rights and subdivision of some lands require government consent. Given that the transfer of the water rights and the subdivision of some lands have a certain degree of uncertainty, the Company concluded the criteria for assets held for sale accounting was not met.

Mira Loma, California converting plant

During the first quarter of 2012, the Company recorded a $2 million write-down of property, plant and equipment at its Mira Loma location, in Impairment and write-down of property, plant and equipment.

Ashdown pulp and paper mill

On March 29, 2011, the Company announced that it would permanently shut down one of four paper machines at its Ashdown, Arkansas pulp and paper mill. This measure reduced the Company’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. For the three and six months ended June 30, 2011, the Company recorded nil and $2 million, respectively, of inventory obsolescence and nil and $2 million, respectively, of severance and termination costs, as well as $62 million and $65 million, respectively, of accelerated depreciation on property, plant and equipment, a component of Impairment and write-down of property, plant and equipment. Operations ceased on August 1, 2011.

Langhorne forms plant

On February 1, 2011, the Company announced the closure of its forms plant in Langhorne, Pennsylvania, and recorded $4 million of severance and termination costs in the first quarter of 2011.

Other Costs

For the three and six months ended June 30, 2012, the Company also incurred other costs related to previous closures which include nil and $1 million, respectively, of severance and termination costs (2011 – nil and $1 million, respectively) and nil and nil, respectively, of other costs (2011 – $2 million and $4 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

The following tables provide the components of closure and restructuring costs by segment:

	Three months ended June 30, 2012	Three months ended June 30, 2011
	Pulp and Papers	Pulp and Papers
	$	$
Severance and termination costs	—	—
Inventory obsolescence	—	—
Other	—	2

Closure and restructuring costs	—	2

	Six months ended June 30, 2012	Six months ended June 30, 2011
	Pulp and Papers	Pulp and Papers
	$	$
Severance and termination costs	1	7
Inventory obsolescence (1)	—	2
Other	—	4

Closure and restructuring costs	1	13

(1)	Inventory obsolescence primarily relates to the write-down of operating and maintenance supplies classified as Inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

$
Balance at December 31, 2011	6
Severance payments	(1)

Balance at June 30, 2012	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. LONG-TERM DEBT

	Maturity	Par Amount	Currency	June 30, 2012	December 31, 2011
		$		$	$
Unsecured notes
5.375% Notes	2013	73	US	71	72
7.125% Notes	2015	166	US	166	213
9.5% Notes	2016	94	US	100	133
10.75% Notes	2017	278	US	271	375
4.4% Notes	2022	300	US	297	—
Capital lease obligations	2012 - 2028			51	48

				956	841
Less: Due within one year				6	4

				950	837

UNSECURED NOTES

As a result of a cash tender offer during the first quarter of 2012, the Company repurchased $1 million of the 5.375% Notes due 2013, $47 million of the 7.125% Notes due 2015, $31 million of the 9.5% Notes due 2016 and $107 million of the 10.75% Notes due 2017. The Company incurred a premium of $47 million and additional charges of $3 million as a result of this extinguishment, both of which are included in Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

SENIOR NOTES OFFERING

On March 7, 2012, the Company issued $300 million 4.4% Notes due 2022 (“Notes”) at an issue price of $297 million. The net proceeds from the offering of the Notes were used to fund the portion of the purchase of the 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016 and the 10.75% Notes due 2017 tendered and accepted by the Company pursuant to a tender offer, including the payment of accrued interest and applicable early tender premiums, not funded with cash on hand, as well as for general corporate purposes.

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

The Notes are general unsecured obligations and rank equally with existing and future unsecured and unsubordinated obligations. The Notes are fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement, or any of the Company’s indebtedness, will also fully and unconditially, jointly and severally, guarantee the Notes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. LONG-TERM DEBT (CONTINUED)

BANK FACILITY

On June 15, 2012, the Company amended and restated its existing Credit Agreement (the “Credit Agreement”), among the Company and certain of its subsidiaries as borrowers (collectively, the “Borrowers”) and the lenders and agents party thereto. The Credit Agreement amended the Company’s existing $600 million revolving credit facility that was scheduled to mature June 23, 2015.

The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility) that matures on June 15, 2017. The maximum aggregate amount of availability under the revolving Credit Agreement is $600 million, which may be borrowed in US Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). Borrowings may be made by the Company, by its U.S. subsidiary Domtar Paper Company, LLC, by its Canadian subsidiary Domtar Inc. and by any additional borrower designated by the Company in accordance with the Credit Agreement. The Company may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement by one year, if, in each case, certain conditions are satisfied, including (i) the absence of any event of default or default under the Credit Agreement and (ii) the consent of the lenders participating in each such increase or extension, as applicable.

Borrowings under the Credit Agreement will bear interest at a rate dependent on the Company’s credit ratings at the time of such borrowing and will be calculated at the Borrowers’ option according to a base rate, prime rate, LIBO rate, EURIBO rate or the Canadian bankers’ acceptance rate plus an applicable margin, as the case may be. In addition, the Company must pay facility fees quarterly at rates dependent on the Company’s credit ratings.

The Credit Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3.0 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1. At June 30, 2012, the Company was in compliance with the covenants.

All borrowings under the Credit Agreement are unsecured. However, certain domestic subsidiaries of the Company will unconditionally guarantee any obligations from time to time arising under the Credit Agreement, and certain subsidiaries of the Company that are not organized in the United States will unconditionally guarantee any obligations of Domtar Inc., the Canadian subsidiary borrower, or of additional borrowers that are not organized in the United States, under the Credit Agreement, in each case, subject to the provisions of the Credit Agreement.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

On May 1, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.45 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. Total dividends of approximately $16 million were paid on July 16, 2012 to shareholders of record on June 15, 2012.

On July 31, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.45 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on October 15, 2012 to shareholders of record on September 17, 2012.

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

During 2011 and the first half of 2012, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During the first half of 2012, the Company repurchased 929,073 shares at an average price of $80.84 for a total cost of $75 million. Of the $75 million shares repurchased, $2 million was payable at June 30, 2012.

During the first half of 2011, the Company repurchased 2,472,004 shares at an average price of $94.92 for a total cost of $234 million.

Since the inception of the Program, the Company repurchased 7,588,851 shares at an average price of $80.90 for a total cost of $614 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar Inc. in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The appeal hearing has been re-scheduled for the spring of 2013. The relevant government authorities selected a remediation plan on July 15, 2011. In the interim, no stay of execution has been granted or requested. The Company has recorded an environmental reserve to address its estimated exposure for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

$
Balance at December 31, 2011	92
Environmental spending	(6)

Balance at June 30, 2012	86

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The province of Quebec initiated, as part of its commitment to the Western Climate Initiative (“WCI”), a GHG cap-and-trade system on January 1, 2012. Reduction targets for Quebec have been promulgated and will be effective January 1, 2013. The Company does not expect the cost of compliance will have a material impact on the Company’s financial position, results of operations or cash flows. With the exception of the British Columbia carbon tax, which applies to the purchase of fossil fuels within the province and which was implemented in 2008, there are presently no federal or provincial legislation on regulatory obligations that affect the emission of GHGs for the Company’s pulp and paper operations elsewhere in Canada.

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

Industrial Boiler Maximum Achievable Controlled Technology Standard (“MACT”)

On December 2, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. A final version of this Rule, as well as associated rules related to solid waste incinerators and the definition of fuels, is expected before the end of the third quarter of 2012. It is anticipated that compliance will be required by the end of 2015 for existing emission units or upon startup for any new emission units. Domtar expects that the capital cost required to comply with the Boiler MACT rules, as they were published in December 2011, is between $37 million and $42 million. Domtar is currently assessing the associated increase in operating costs as well as alternate compliance strategies.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2012, cannot be predicted with certainty, it is management’s opinion that, except as noted below, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $108 million (CDN$110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $108 million (CDN$110 million) as well as additional compensatory damages. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgment which the Company expects to be resolved by the Court in due course. No provision is recorded for this matter.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2012, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SEGMENT DISCLOSURES

On September 1, 2011, the Company purchased Attends Healthcare Inc. As a result, an additional reportable segment, Personal Care, has been added. On March 1, 2012 and May 10, 2012, the Company grew its Personal Care segment with the purchase of Attends Healthcare Limited and EAM Corporation, respectively. (See Note 3 “Acquisition of Businesses” for further information).

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

•	Personal Care Segment – consists of the manufacturing, sale and distribution of adult incontinence products and high quality absorbent cores.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2012	2011	2012	2011
	$	$	$	$
Sales
Pulp and Paper	1,132	1,261	2,323	2,530
Distribution	172	190	361	407
Personal Care	107	—	177	—

Total for reportable segments	1,411	1,451	2,861	2,937
Intersegment sales - Pulp and Paper	(43)	(48)	(95)	(111)

Consolidated sales	1,368	1,403	2,766	2,826

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	88	94	181	186
Distribution	2	1	3	2
Personal Care	6	—	9	—

Total for reportable segments	96	95	193	188
Impairment and write-down of property, plant and equipment - Pulp and Paper	—	62	2	65

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	96	157	195	253

Operating income (loss)
Pulp and Paper	96	91	203	300
Distribution	(2)	(2)	(3)	1
Personal Care	12	—	20	—
Corporate	—	6	(5)	5

Consolidated operating income	106	95	215	306
Interest expense, net	18	21	89	42

Earnings before income taxes	88	74	126	264
Income tax expense	27	20	35	77
Equity loss, net of taxes	2	—	4	—

Net earnings	59	54	87	187

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings, LLC, Domtar A.W. LLC (and subsidiary), Domtar AI Inc., Attends Healthcare Inc., and EAM Corporation, all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company, LLC’s own 100% owned subsidiaries; including Domtar Delaware Holdings Inc., Attends Healthcare Limited and Domtar Inc., (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Statements of Earnings (Loss) and Comprehensive income for the three and six months ended June 30, 2012 and June 30, 2011, the Balance Sheets at June 30, 2012 and December 31, 2011 and the Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended June 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,128	481	(241)	1,368
Operating expenses
Cost of sales, excluding depreciation and amortization	—	906	410	(241)	1,075
Depreciation and amortization	—	70	26	—	96
Selling, general and administrative	6	69	14	—	89
Impairment and write-down of property, plant and equipment	—	—	—	—	—
Closure and restructuring costs	—	—	—	—	—
Other operating loss, net	—	2	—	—	2

	6	1,047	450	(241)	1,262

Operating income (loss)	(6)	81	31	—	106
Interest expense (income), net	20	4	(6)	—	18

Earnings (loss) before income taxes and equity earnings	(26)	77	37	—	88
Income tax expense (benefit)	(7)	22	12	—	27
Equity loss, net of taxes	—	—	2	—	2
Share in earnings of equity accounted investees	78	23	—	(101)	—

Net earnings	59	78	23	(101)	59
Other comprehensive income (loss)	3	—	(35)	—	(32)

Comprehensive Income (loss)	62	78	(12)	(101)	27

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,306	956	(496)	2,766
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,860	799	(496)	2,163
Depreciation and amortization	—	139	54	—	193
Selling, general and administrative	18	166	4	—	188
Impairment and write-down of property, plant and equipment	—	2	—	—	2
Closure and restructuring costs	—	—	1	—	1
Other operating loss, net	—	2	2	—	4

	18	2,169	860	(496)	2,551

Operating income (loss)	(18)	137	96	—	215
Interest expense (income), net	92	9	(12)	—	89

Earnings (loss) before income taxes and equity earnings	(110)	128	108	—	126
Income tax expense (benefit)	(37)	39	33	—	35
Equity loss, net of taxes	—	—	4	—	4
Share in earnings of equity accounted investees	160	71	—	(231)	—

Net earnings	87	160	71	(231)	87
Other comprehensive income (loss)	2	—	(12)	—	(10)

Comprehensive Income	89	160	59	(231)	77

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended June 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,168	462	(227)	1,403
Operating expenses
Cost of sales, excluding depreciation and amortization	—	904	379	(227)	1,056
Depreciation and amortization	—	68	27	—	95
Selling, general and administrative	8	83	(3)	—	88
Impairment and write-down of property, plant and equipment	—	62	—	—	62
Closure and restructuring costs	—	1	1	—	2
Other operating loss (income), net	—	(5)	10	—	5

	8	1,113	414	(227)	1,308

Operating income (loss)	(8)	55	48	—	95
Interest expense (income), net	24	3	(6)	—	21

Earnings (loss) before income taxes	(32)	52	54	—	74
Income tax expense (benefit)	(9)	12	17	—	20
Share in earnings of equity accounted investees	77	37	—	(114)	—

Net earnings	54	77	37	(114)	54
Other comprehensive income	—	—	24	—	24

Comprehensive Income	54	77	61	(114)	78

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,354	934	(462)	2,826
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,812	727	(462)	2,077
Depreciation and amortization	—	136	52	—	188
Selling, general and administrative	17	172	(11)	—	178
Impairment and write-down of property, plant and equipment	—	65	—	—	65
Closure and restructuring costs	—	10	3	—	13
Other operating loss (income), net	—	(10)	9	—	(1)

	17	2,185	780	(462)	2,520

Operating income (loss)	(17)	169	154	—	306
Interest expense (income), net	47	6	(11)	—	42

Earnings (loss) before income taxes	(64)	163	165	—	264
Income tax expense (benefit)	(19)	46	50	—	77
Share in earnings of equity accounted investees	232	115	—	(347)	—

Net earnings	187	232	115	(347)	187
Other comprehensive income	2	—	50	—	52

Comprehensive Income	189	232	165	(347)	239

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	June 30, 2012
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	29	59	188	—	276
Receivables	—	434	208	—	642
Inventories	—	469	204	—	673
Prepaid expenses	21	4	14	—	39
Income and other taxes receivable	97	—	9	(55)	51
Intercompany accounts	372	3,369	68	(3,809)	—
Deferred income taxes	5	64	59	—	128

Total current assets	524	4,399	750	(3,864)	1,809
Property, plant and equipment, at cost	—	5,686	2,938	—	8,624
Accumulated depreciation	—	(3,382)	(1,792)	—	(5,174)

Net property, plant and equipment	—	2,304	1,146	—	3,450
Goodwill	—	194	66	—	260
Intangible assets, net of amortization	—	188	158	—	346
Investments in affiliates	7,139	2,023	—	(9,162)	—
Intercompany long-term advances	6	79	444	(529)	—
Other assets	23	—	96	(11)	108

Total assets	7,692	9,187	2,660	(13,566)	5,973

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	9	12	1	—	22
Trade and other payables	47	377	215	—	639
Intercompany accounts	3,366	398	45	(3,809)	—
Income and other taxes payable	—	75	3	(55)	23
Long-term debt due within one year	—	4	2	—	6

Total current liabilities	3,422	866	266	(3,864)	690
Long-term debt	903	32	15	—	950
Intercompany long-term loans	444	85	—	(529)	—
Deferred income taxes and other	—	911	90	(11)	990
Other liabilities and deferred credits	24	142	229	—	395
Shareholders’ equity	2,899	7,152	2,059	(9,162)	2,948

Total liabilities and shareholders’ equity	7,692	9,188	2,659	(13,566)	5,973

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	87	160	71	(231)	87
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(133)	(35)	55	231	118

Cash flows provided from (used for) operating activities	(46)	125	126	—	205

Investing activities
Additions to property, plant and equipment	—	(80)	(25)	—	(105)
Acquisitions of businesses, net of cash acquired	—	(61)	(232)	—	(293)
Other	—	—	(4)	—	(4)

Cash flows used for investing activities	—	(141)	(261)	—	(402)

Financing activities
Dividend payments	(26)	—	—	—	(26)
Net change in bank indebtedness	9	5	1	—	15
Issuance of long-term debt	300	—	—	—	300
Repayment of long-term debt	(186)	(2)	—	—	(188)
Stock repurchase	(73)	—	—	—	(73)
Increase in long-term advances to related parties	(41)	—	(29)	70	—
Decrease in long-term advances to related parties	—	70	—	(70)	—
Other	1	—	—	—	1

Cash flows provided from (used for) financing activities	(16)	73	(28)	—	29

Net increase (decrease) in cash and cash equivalents	(62)	57	(163)	—	(168)
Cash and cash equivalents at beginning of period	91	2	351	—	444

Cash and cash equivalents at end of period	29	59	188	—	276

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	187	232	115	(347)	187
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	10	(169)	79	347	267

Cash flows provided from operating activities	197	63	194	—	454

Investing activities
Additions to property, plant and equipment	—	(25)	(8)	—	(33)
Proceeds from disposals of property, plant and equipment	—	10	18	—	28
Proceeds from sale of business	—	10	—	—	10

Cash flows provided from (used for) investing activities	—	(5)	10	—	5

Financing activities
Dividend payments	(21)	—	—	—	(21)
Net change in bank indebtedness	—	4	(2)	—	2
Repayment of long-term debt	—	(1)	—	—	(1)
Debt issue costs	(3)	—	—	—	(3)
Stock repurchase	(234)	—	—	—	(234)
Increase in long-term advances to related parties	—	(10)	(172)	182	—
Decrease in long-term advances to related parties	182	—	—	(182)	—
Other	9	—	—	—	9

Cash flows used for financing activities	(67)	(7)	(174)	—	(248)

Net increase in cash and cash equivalents	130	51	30	—	211
Translation adjustments related to cash and cash equivalents	—	—	1	—	1
Cash and cash equivalents at beginning of period	311	50	169	—	530

Cash and cash equivalents at end of period	441	101	200	—	742

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2012. Throughout this MD&A, unless otherwise specified, “Domtar Corporation”, “the Company”, “Domtar”, “we”, “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton and the term “MFBM” refers to million foot board measure. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month and six-month periods ended June 30, 2012 as compared to the three-month period ended March 31, 2012 and the three-month and six-month periods ended June 30, 2011. The three-month and six-month periods ended June 30, 2012 and 2011 are also referred to as the second quarter of 2012 and 2011, respectively, and the first half or year-to-date of 2012 and 2011, respectively, and the three-month period ended March 31, 2012 as the first quarter of 2011.

EXECUTIVE SUMMARY

In the second quarter of 2012, we reported operating income of $106 million, a decrease of $3 million compared to $109 million in the first quarter of 2012. This decrease is a result of lower shipments for both pulp and paper and higher costs for both planned maintenance and lack-of-order downtime in papers. These factors were partially offset by higher selling prices for both pulp and paper, lower SG&A costs and the inclusion of Attends Healthcare Limited (“Attends Europe”) within the Personal Care segment for a full quarter.

Paper shipments are expected to continue to decline with market demand and due to our shift to lower basis weight papers from the conversion of Communication paper to Specialty and packaging paper grades. Pulp markets are expected to remain challenging. We anticipate the cost inflation to be moderate for the balance of the year.

Closure and restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

During the second quarter of 2012, we did not record any impairment or write-downs for property plant and equipment.

On March 29, 2011, we announced the permanent shut down of one of our paper machines at our Ashdown, Arkansas pulp and paper mill. For the first quarter and first half of 2011, we recorded nil and $2 million, respectively, of inventory obsolescence, nil and $2 million, respectively, of severance and termination costs, and $62 million and $65 million, respectively, of accelerated depreciation, a component of Impairment and write-down of property, plant and equipment. This closure reduced Domtar’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons and the mill’s workforce by approximately 110 employees.

On February 1, 2011, we announced the closure of our forms plant in Langhorne, Pennsylvania. The closure resulted in a charge to earnings of $4 million for severance and termination costs.

For the three and six months ended June 30, 2012, we incurred other costs related to previous closures which include nil and $1 million, respectively, of severance and termination costs (2011 – nil and $1 million, respectively) and nil and nil, respectively, of other costs (2011 – $2 million and $4 million, respectively).

RECENT DEVELOPMENTS

Sale of Lebel-sur-Quévillon assets

On June 22, 2012, we announced the closing of the definitive agreement for the sale of our Lebel-sur-Quévillon, Québec pulp and sawmilling assets to Fortress Global Cellulose Ltd (“Fortress”) and lands related to such assets to a subsidiary of the Government of Québec. As per the agreement, all pulp and sawmilling assets including the buildings and equipment were sold to Fortress for the nominal sum of $1.00 and all lands related to the facilities were sold to a subsidiary of the Government of Québec for the nominal sum of $1.00.

Ottawa/ Gatineau Hydro Assets

On June 13, 2012, we announced the signing of a Definitive Purchase and Sale Agreement for the sale of our hydro assets in Ottawa, Ontario and Gatineau, Quebec for CDN $45 million. The assets have a carrying value of CDN $44 million classified as Property, plant and equipment on the Consolidated Balance Sheets. The transaction includes our three power stations (21MW of installed capacity), our water rights in the area, as well as Domtar Inc.’s equity stake in the Chaudière Water Power Inc. ring dam consortium. The purchaser is Energy Ottawa Inc., the renewable energy subsidiary of Hydro Ottawa Holding Inc. Currently, we have approximately 12 workers operating our hydro assets in Ottawa/ Gatineau which will become employees of Chaudière Hydro L.P., a subsidiary of Energy Ottawa Inc. upon closing of the transaction.

As a result of the signing of the definitive agreement, we assessed whether this transaction met the criteria for assets held for sale. Transfer of some of the water rights and subdivision of some lands require government consent. Given that the transfer of the water rights and the subdivision of some lands have a certain degree of uncertainty, we concluded the criteria for assets held for sale accounting was not met.

Acquisition of EAM

On May 10, 2012, we completed the acquisition of 100% of the outstanding shares of EAM Corporation (“EAM”), a leading manufacturer of high quality absorbent composite solutions, from Kinderhook Industries, LLC. EAM produces airlaid and ultrathin laminated absorbent cores with brands such as NovaThin® and NovaZorb® used in feminine hygiene, adult incontinence, baby diapers and other medical healthcare and performance packaging solutions. EAM operates a manufacturing, research and development and distribution facility in Jesup, Georgia. EAM has 53 employees. The purchase price was $61 million in cash, including working capital, net of cash acquired of $1 million.

OUR BUSINESS

Information relating to our business is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There has not been any material change in our business since December 31, 2011, except for the completion of the acquisitions of Attends Europe and EAM. The acquired businesses are presented under our Personal Care reporting segment.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENTS REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the second quarter of 2012 and 2011 and the first half of 2012 and 2011:

	Three months ended		Six months ended
FINANCIAL HIGHLIGHTS	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(In millions of dollars, unless otherwise noted)
Sales	$1,368	$1,403	$2,766	$2,826

Operating income	106	95	215	306

Net earnings	59	54	87	187

Net earnings per common share (in dollars)[1]:
Basic	1.62	1.31	2.38	4.50
Diluted	1.61	1.30	2.36	4.46

Operating income (loss) per segment:
Pulp and Paper	$96	$91	$203	$300
Distribution	(2)	(2)	(3)	1
Personal Care	12	—	20	—
Corporate	—	6	(5)	5

Total	$106	$95	$215	$306

			At June 30, 2012	At June 30, 2011
Total assets			$5,973	$6,078
Total long-term debt, including current portion			$956	$826

[1]	Refer to Note 5 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

SECOND QUARTER 2012 VERSUS

SECOND QUARTER 2011

Sales

Sales for the second quarter of 2012 amounted to $1,368 million, a decrease of $35 million, or 2%, from sales of $1,403 million in the second quarter of 2011. The decrease in sales is mainly attributable to a decrease of $129 million in our Pulp and Paper segment due largely to lower average selling prices for pulp and lower shipments for paper. In addition, sales also decreased for the Distribution segment by ($18 million) as deliveries were down 8% in the second quarter of 2012 compared to the second quarter of 2011 due to the divestiture of a business unit in the second quarter of 2011 as well as difficult market conditions. The factors decreasing sales were offset by the increase in sales due to the inclusion of the financial results of the Personal Care segment of $107 million pursuant to the acquisition of Attends Healthcare Inc. (“Attends US”), Attends Europe and EAM.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,075 million in the second quarter of 2012, an increase of $19 million, or 2%, compared to cost of sales, excluding depreciation and amortization, of $1,056 million in the second quarter of 2011. This increase is mainly attributable to the inclusion of cost of sales of the Personal Care segment of ($79 million) in the second quarter of 2012, following the acquisition of Attends US, Attends Europe and EAM. Also contributing to the increase in cost of sales were higher costs for fiber ($8 million) and chemicals ($5 million). These factors were partially offset by lower shipments for both pulp and paper, a decrease in deliveries in our Distribution segment of $65 million, lower energy costs due to favorable pricing in natural gas of $8 million and lower maintenance costs of $5 million.

Depreciation and Amortization

Depreciation and amortization amounted to $96 million in the second quarter of 2012, an increase of $1 million, or 1%, compared to depreciation and amortization of $95 million in the second quarter of 2011. This increase is primarily due to the inclusion of depreciation and amortization expenses for the Personal Care segment pursuant to the acquisitions of Attends US, Attends Europe and EAM ($6 million). Depreciation and amortization charges also increased in the Distribution segment by $1 million. This was offset by lower depreciation and amortization charges in the Pulp and Paper segment of $6 million due to the write-off of assets following the closure of a paper machine at our Ashdown, Arkansas mill effective in the third quarter of 2011.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses amounted to $89 million in the second quarter of 2012, an increase of $1 million, or 1%, compared to SG&A expenses of $88 million in the second quarter of 2011. This increase in SG&A is primarily due to the inclusion of selling, general and administrative expenses of the Personal Care segment ($10 million) pursuant to the acquisitions. Other increases include additional spending in administration costs of $5 million which includes merger and acquisition spending. These increases are offset by the lower costs related to our variable compensation program ($14 million).

Other Operating Loss

Other operating loss amounted to $2 million in the second quarter of 2012, a decrease of $3 million compared to other operating loss of $5 million in the second quarter of 2011. This decrease in other operating loss is primarily due to the net loss on sale of Prince Albert ($12 million) which was partially offset by the gain on sale of Gilmour Lands of $6 million, both in the second quarter of 2011.

Operating Income

Operating income in the second quarter of 2012 amounted to $106 million, an increase of $11 million compared to operating income of $95 million in the second quarter of 2011. This increase is primarily due to the factors mentioned above as well as the higher impairment and write-down of property, plant and equipment ($62 million) mainly as a result of accelerated depreciation related to the closure of a paper machine at our Ashdown, Arkansas pulp and paper mill and higher closure and restructuring costs of ($2 million) incurred in the second quarter of 2011.

Interest Expense

We incurred $18 million of interest expense in the second quarter of 2012, a decrease of $3 million compared to interest expense of $21 million in the second quarter of 2011. This decrease in interest expense is primarily due to the partial repurchase of our outstanding 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016, and 10.75% Notes due 2017, of which we repurchased $186 million of notes; and the offering of $300 million aggregate principal amount of senior notes at a fixed-rate of 4.4%, due 2022.

Equity Loss

We incurred a $2 million loss, net of taxes, with regards to our joint venture Celluforce Inc. in the second quarter of 2012 (2011- nil).

Income Taxes

For the second quarter of 2012, our income tax expense amounted to $27 million, which was comprised of current tax expense of $22 million and deferred tax expense of $5 million, compared to tax expense of $20 million for the second quarter of 2011, which was comprised of current tax expense of $19 million and deferred tax expense of $1 million. We made income tax payments of $40 million during the second quarter of 2012. In the second quarter of 2012 our effective tax rate was 31% compared to an effective tax rate of 27% for the second quarter of 2011. The effective tax rate for the second quarter of 2012 was impacted by the accrual of interest pertaining to unrecognized tax benefits, mainly associated with the Alternative Fuel Tax Credits. The effective tax rate for the second quarter of 2011 was impacted by the mix of earnings between jurisdictions, partially offset by the impact of enacted tax legislation in several U.S. states.

Net Earnings

Net earnings amounted to $59 million ($1.61 per common share on a diluted basis) in the second quarter of 2012, an increase of $5 million compared to net earnings of $54 million ($1.30 per common share on a diluted basis) in the second quarter of 2011, mainly due to the factors mentioned above.

FIRST HALF 2012 VERSUS

FIRST HALF 2011

Sales

Sales for the first half of 2012 amounted to $2,766 million, a decrease of $60 million, or 2%, from sales of $2,826 million in the first half of 2011. This decrease in sales was mainly attributable to lower shipments for paper ($134 million), lower pulp prices ($107 million) as well as lower shipments in our Distribution segments ($46 million). These factors were partially offset by higher average selling prices for paper of $14 million, higher pulp shipments of $22 million and the inclusion of the acquisitions within our Personal Care segment for $177 million.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $2,163 million in the first half of 2012, an increase of $86 million, or 4%, compared to cost of sales, excluding depreciation and amortization, of $2,077 million in the first half of 2011. This increase was mainly attributable to higher shipments for pulp ($13 million), higher fiber costs ($16 million), chemical costs ($17 million), increased salaries and wages ($10 million), the inclusion of the acquisitions within our Personal Care segment ($131 million) and an increase in other costs ($6 million). These factors were partially offset by lower shipments for paper net of the negative impact of lack-of-order downtime ($40 million), a decrease in deliveries in our Distribution segment ($44 million), lower costs for energy ($15 million) and the positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($6 million).

Depreciation and Amortization

Depreciation and amortization amounted to $193 million in the first half of 2012, an increase of $5 million, or 3%, compared to depreciation and amortization of $188 million in the first half of 2011. This increase was mainly due to the inclusion of depreciation and amortization expenses for the Personal Care segment pursuant to the acquisitions of Attends US, Attends Europe and EAM ($9 million) and is partially offset by lower depreciation and amortization charges in the Pulp and Paper segment of $5 million.

Selling, General and Administrative Expenses

SG&A expenses amounted to $188 million in the first half of 2012, an increase of $10 million, or 6%, compared to SG&A expenses of $178 million in the first half of 2011. The increase is primarily due to the inclusion of the Personal Care segment pursuant to the acquisitions of Attends US, Attends Europe and EAM ($16 million) as well as general increases in administration including merger and acquisition costs ($13 million). These factors were partially offset by lower costs related to our variable compensation program of $20 million in the first half of 2012 when compared to 2011.

Other Operating Income (Loss)

Other operating loss amounted to $4 million in the first half of 2012, a decrease of $5 million compared to other operating income of $1 million in the first half of 2011.

Operating Income

Operating income in the first half of 2012 amounted to $215 million, a decrease of $91 million compared to operating income of $306 million in the first half of 2011. This decrease is primarily due to the factors mentioned above as well as due to lower impairment and write-down of property, plant and equipment ($63 million) and lower closure and restructuring costs ($12 million) in 2012 as compared to 2011. For more details on the impairment and write-down of property, plant and equipment, refer to Item 1, Financial Statements and Supplementary Data, Note 11, of this Quarterly Report on Form 10-Q.

Interest Expense

We incurred $89 million of interest expense in the first half of 2012, an increase of $47 million compared to interest expense of $42 million in the first half of 2011. This increase in interest expense is primarily due to the partial repurchase of our 10.75% Notes, 9.5% Notes, 7.125% Notes and 5.375% Notes, on which we incurred tender offer premiums of $47 million and $3 million of additional charges as a result of this extinguishment. This increase was partially offset by lower interest expense on our outstanding debt.

Equity Loss

We incurred a $4 million loss, net of taxes, with regards to our joint venture Celluforce Inc. in the first half of 2012 (2011- nil).

Income Taxes

For the first half of 2012, our income tax expense amounted to $35 million, which was comprised of $27 million of current tax expense and $8 million of deferred tax expense, compared to tax expense of $77 million for the first half of 2011, which was comprised of current tax expense of $47 million and deferred tax expense of $30 million. We made income tax payments of $49 million during the first half of 2012. In the first half of 2012 our effective tax rate was 28% compared to an effective tax rate of 29% for the first half of 2011. The effective tax rate for the first half of 2012 was impacted by the tax benefit of the $50 million of debt premium and repurchase costs which was partially offset by the accrual of interest pertaining to unrecognized tax benefits, mainly associated with the Alternative Fuel Tax Credits. The effective tax rate for the first half of 2011 was impacted by the mix of earnings between jurisdictions, partially offset by the impact of enacted tax legislation in several U.S. states.

Net Earnings

Net earnings amounted to $87 million ($2.36 per common share on a diluted basis) in the first half of 2012, a decrease of $100 million compared to $187 million ($4.46 per common share on a diluted basis) in the first half of 2011 due to the factors mentioned above.

PULP AND PAPER

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,132	$1,261	$2,323	$2,530
Intersegment sales	(43)	(48)	(95)	(111)

	$1,089	$1,213	$2,228	$2,419
Operating income	96	91	203	300
Shipments
Paper (in thousands of ST)	819	901	1,689	1,814
Pulp (in thousands of ADMT)	368	361	757	736

Sales and Operating Income

Sales

Sales in our Pulp and Paper segment amounted to $1,089 million in the second quarter of 2012, a decrease of $124 million, or 10%, compared to sales of $1,213 million in the second quarter of 2011. The decrease in sales is mainly attributable to decreased average selling prices for pulp of approximately 19% and lower shipments for paper of approximately 9%. These factors were partially offset by increases in pulp shipments by approximately 2% and higher selling prices for paper.

For the first half of 2012, sales in our Pulp and Paper segment decreased by $191 million, or 8%, compared to the first half of 2011. The decrease in sales is mainly attributable to decreased average selling prices for pulp of approximately 18% and lower shipments for paper of approximately 7%. These factors were partially offset by increases in pulp shipments by approximately 3% and higher selling prices for paper.

Operating Income

Operating income in our Pulp and Paper segment amounted to $96 million in the second quarter of 2012, an increase of $5 million, when compared to operating income of $91 million in the second quarter of 2011. The increase in operating results is due primarily to increases in average selling prices for paper of $8 million, lower energy prices due to favorable pricing in natural gas of $8 million, lower maintenance of $5 million related to the maintenance outages, lower restructuring costs of $2 million and lower accelerated depreciation of property, plant & equipment of $62 million. These factors were offset by decreased shipments for paper, lower selling prices for pulp ($54 million), higher costs for fiber ($8 million), higher chemical costs ($5 million) and higher SG&A costs ($8 million).

For the first half of 2012, operating income in our Pulp and Paper segment decreased by $97 million, or 32%, compared to the first half of 2011. The decrease is mostly attributable to lower average selling prices for pulp ($107 million) and lower shipments for paper net of the negative impact of lack-of-order downtime ($80 million). Additional factors contributing to the decrease include higher fiber costs ($16 million) and higher chemical costs ($17 million). These factors were partially offset by lower impairment of goodwill and property, plant and equipment charges of $63 million, lower energy costs of $15 million, higher selling prices for paper of $14 million, lower restructuring charges of $12 million, higher pulp shipments of $9 million, lower SG&A costs of $8 million as well as the favorable impact of a lower Canadian dollar of $6 million, net of our hedging program.

Pricing Environment

Overall average sales prices in our paper business experienced a small increase in the second quarter of 2012 when compared to the second quarter of 2011. Our overall average paper sales prices were higher by $10/ton, or 1% in the second quarter of 2012 compared to the second quarter of 2011.

For the first half of 2012, our average paper sales prices increased when compared to the first half of 2011. Our average sales prices were higher by $9/ton, or 1% in the first half of 2012 compared to the first half of 2011.

Our average pulp sales prices experienced a decrease in the second quarter of 2012 compared to the second quarter of 2011. Our sales price decreased by $155/metric ton, or 19%, in the second quarter of 2012 compared to the second quarter of 2011.

For the first half of 2012, our average pulp sales prices decreased when compared to the first half of 2011. Our average sales prices were lower by $146/metric ton, or 18%, in the first half of 2012 compared to the first half of 2011.

Operations

Shipments

Our paper shipments decreased by 82,000 tons, or 9%, in the second quarter of 2012 compared to the second quarter of 2011. For the first half of 2012, our paper shipments decreased by 125,000 tons, or 7% when compared to the first half of 2011. The decrease in the first half of 2012 when compared to the first half of 2011 is primarily due to lower market demand.

Our pulp trade shipments increased by 7,000 metric tons, or 2%, in the second quarter of 2012 compared to the second quarter of 2011. For the first half of 2012, our pulp trade shipment increased by 21,000 metric tons, or 3%, when compared to the first half of 2011, and were impacted by the factors mentioned above.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative biofuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. The amounts for the refundable credits are based on the volume of alternative biofuel mixtures produced and burned during that period. To date, we have received $508 million in refunds, net of federal income tax offsets. There has been no change in the Company’s status with respect to the alternative fuel mixture credits previously claimed but we continue to assess the possibility of converting these credits into additional cellulosic biofuel producer credits. Any such conversion would require the repayment of any alternative fuel tax credit refund previously received, along with interest, in exchange for a credit to be used against future federal income tax.

During the second quarter of 2012, the IRS began an audit of our 2009 U.S. income tax return. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. As of June 30, 2012, we have gross unrecognized tax benefits and interest of $195 million and related deferred tax assets of $16 million associated with the alternative fuel tax credits. The recognition of these benefits, $179 million net of deferred taxes, would impact the effective tax rate.

Labor

In the U.S., a new umbrella agreement with the United Steelworkers Union (“USW”), expiring in 2015 and affecting approximately 2,900 employees at eight U.S. mills and one converting operation, was ratified effective December 1, 2011. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years. Local labor negotiations have concluded in Ashdown and Rothschild with ratifications. Local negotiations are in progress at our Plymouth mill.

In Canada, Agreements that expired in 2009 at our Dryden facilities in Canada were negotiated and ratified by the CEP (locals 105, 105.3 and 1323). Negotiations at the Dryden mill with the International Union of Operating Engineers (“IOUE”) Local 865 will commence in September. Negotiations at Ottawa/Hull dams with the CEP were concluded and ratified in July. The collective agreements with the CEP in Kamloops expired in the second quarter of 2012. Negotiations are expected to start on September 4, 2012. At the end of July 2012, there are two agreements in Canada that are outstanding covering 396 employees and nine agreements that are ratified covering 1,534 unionized employees.

Closure and Restructuring

During the second quarter of 2012, we did not record any write-down for property, plant and equipment or severance and termination costs.

On June 13, 2012, we announced the signing of a Definitive Purchase and Sale Agreement for the sale of our hydro assets in Ottawa, Ontario and Gatineau, Quebec for CDN$45 million. The assets have a carrying value of CDN$44 million classified as Property, plant and equipment on the Consolidated Balance Sheets. The transaction includes three power stations (21MW of installed capacity), water rights in the area, as well as Domtar Inc.’s equity stake in the Chaudière Water Power Inc. ring dam consortium. The purchaser is Energy Ottawa Inc., the renewable energy subsidiary of Hydro Ottawa Holding Inc. Currently, the Company has approximately 12 workers operating the hydro assets in Ottawa/ Gatineau which will become employees of Chaudière Hydro L.P., a subsidiary of Energy Ottawa Inc., upon closing of the transaction.

As a result of the signing of the definitive agreement, we assessed whether this transaction met the criteria for assets held for sale. Transfer of some of the water rights and subdivision of some lands require government consent. Given that the transfer of the water rights and the subdivision of some lands have a certain degree of uncertainty, we concluded the criteria for assets held for sale accounting was not met.

During the first quarter of 2012, we recorded a $2 million write-down of property, plant and equipment at our Mira Loma location, in Impairment and write-down of property, plant and equipment.

On March 29, 2011, we announced the permanent shut down of one of our paper machines at our Ashdown, Arkansas pulp and paper mill. For the first quarter and first half of the 2011, we recorded nil and $2 million, respectively, of inventory obsolescence, nil and $2 million, respectively, of severance and termination costs, and $62 million and $65 million, respectively, of accelerated depreciation, a component of Impairment and write-down of property, plant and equipment. This closure reduced Domtar’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons and the mill’s workforce by approximately 110 employees.

On February 1, 2011, we announced the closure of our forms plant in Langhorne, Pennsylvania. The closure resulted in a charge to earnings of $4 million for severance and termination costs.

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

Eligible projects had to demonstrate an environmental benefit by either improved energy efficiency or increased renewable energy production. Although amounts have not been received in full, we have been allocated $140 million (CDN$143 million) through this Green Transformation Program, of which all have been approved. The funds were spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received were accounted for as an offset to the applicable plant and equipment asset amount. As of June 30, 2012, we have received $127 million (CDN $130 million) since the inception of the plan, mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills.

DISTRIBUTION

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(In millions of dollars)
Sales	$172	$190	$361	$407
Operating income (loss)	(2)	(2)	(3)	1

Sales and Operating Income

Sales

Sales in our Distribution segment amounted to $172 million in the second quarter of 2012, a decrease of $18 million compared to sales of $190 million in the second quarter of 2011. This decrease in sales is mostly attributable to a decrease in deliveries of 8%, resulting from the sale of a business unit at the end of the second quarter of 2011 and from lower market demand.

For the first half of 2012, sales in our Distribution segment decreased by $46 million, or 11%, when compared to the first half of 2011, primarily due to the factors mentioned above. Our deliveries in the first half of 2012 are lower by approximately 10% when compared to the first half of 2011.

Operating Loss

Operating loss amounted to ($2 million) in the second quarter of 2012, a change of nil when compared to operating loss of ($2 million) in the second quarter of 2011.

For the first half of 2012, operating income in our Distribution segment decreased by $4 million when compared to the first half of 2011, primarily due to the factors mentioned above as well as a gain of sale on a business unit ($3 million) recorded in the first quarter of 2011.

Operations

Labor

We have collective agreements covering six locations in the U.S. and four locations in Canada. As of June 30, 2012, we have one outstanding agreement affecting 16 employees and nine ratified agreements affecting approximately 139 employees in the U.S. and Canada.

PERSONAL CARE

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(In millions of dollars)
Sales	$107	N/A	$177	N/A
Operating income	12	N/A	20	N/A

Our Operations

Our Personal Care business sells and manufactures adult incontinence products marketed primarily under the Attends® brand name. We are one of the leading suppliers of adult incontinence products in North America and Northern Europe selling to hospitals (acute care) and nursing homes (long-term care) and we have a growing presence in the homecare and retail channels. We operate two manufacturing facilities, with each having the ability to produce multiple product categories. We also have a research and development facility and production lines which manufacture high quality airlaid and ultrathin laminated absorbent cores through the acquisition of EAM.

Attends products are manufactured out of the Southeastern United States from one location in Greenville, North Carolina and in Northern Europe from one location in Aneby, Sweden. The research and development facility and production lines from our acquisition of EAM are located in Jesup, Georgia.

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

Sales and Operating Income

Sales

Sales in our Personal Care segment amounted to $107 million in the second quarter of 2012 representing a full quarter of operations from Attends US following the completion of the acquisition on September 1, 2011, a full quarter of operations for Attends Europe, following the completion of the acquisition on March 1, 2012 and two months of operations for EAM, following the completion of the acquisition on May 10, 2012.

Operating Income

Operating income amounted to $12 million in the second quarter of 2012, representing a full quarter of operations of Attends US following the completion of the acquisition on September 1, 2011, a full quarter of operations of Attends Europe, following the completion of the acquisition on March 1, 2012 and two months of operations of EAM, following the completion of the acquisition on May 10, 2012.

Operations

Labor

We employ approximately 824 employees in the Personal Care segment. Approximately 387 non-unionized employees are in North America, including approximately 53 employees at EAM and approximately 437 employees are in Europe of which the majority are unionized.

For more details on the Attends Europe and EAM acquisitions, refer to Item 1, Financial Statements and Supplementary Data, Note 3, “Acquisition of Businesses” of this Quarterly Report on Form 10-Q.

STOCK-BASED COMPENSATION EXPENSE

For the second quarter of 2012, compensation expense recognized in our results of operations was nil due to mark to market adjustments of our liability awards while in the first half of 2012, $12 million of compensation expense was incurred. This compares to $6 million and $18 million in the second quarter and the first half of 2011. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $589 million is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $205 million in in the first half of 2012, compared to $454 million in the first half of 2011, a decrease of $249 million. This decrease resulted from decreased net earnings ($100 million), a decrease in the impairment and write down of property, plant and equipment charges ($63 million) and an increase in working capital.

Investing Activities

Cash flows used for investing activities were $402 million in the first half of 2012 compared to cash flows provided from investing activities of $5 million in the first half of 2011. This is mainly due to the acquisition of Attends Healthcare Limited for $232 million (€173 million) in cash, including working capital, net of acquired cash of $4 million (€3 million), the acquisition of EAM for $61 million in cash, including working capital, net of cash acquired of $1 million and an increase in additions to property, plant and equipment of $72 million.

Financing Activities

Cash flows provided from financing activities were $29 million in the first half of 2012 compared to cash flows used for financing activities of $248 million in the first half of 2011, an increase of $277 million. This is a result of the issuance of $300 million of 4.4% Notes due 2022, offset by the cash tender offer during the second quarter of 2012. In the tender offer, we repurchased $1 million of 5.375% Notes due 2013, $47 million of 7.125% Notes due 2015, $31 million of 9.5% Notes due 2016 and $107 million of 10.75% Notes due 2017, or $186 million, excluding accrued and unpaid interest. Also, we repurchased shares of our common stock for a total costs of $73 million in the first half of 2012 compared to $234 million in the first half of 2011.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $702 million at June 30, 2012, compared to $109 million at June 30, 2011. The $593 million increase in net indebtedness is primarily due to a reduction of cash and cash equivalents as a result of the acquisition of Attends US ($288 million) and Attends Europe ($232 million) and EAM ($61 million). Also contributing to the increase in net indebtedness was the issuance of $300 million aggregate principal amount of 4.4% Notes due 2022 which was offset by a decrease due to the partial repayment of the 5.375%, 7.125%, 9.50% and 10.75% notes of $(1 million), $(47 million), $(31 million) and $(107 million) respectively.

On February 22, 2012, we announced the commencement of a cash tender offer for our outstanding 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016, and 10.75% Notes due 2017 such that the maximum aggregate consideration for Notes purchased in the tender offer, excluding accrued and unpaid interest, would not exceed $250 million. The tender offer expired at 12:00 midnight, New York City time, on March 21, 2012 and we purchased $186 million of principal amount for an aggregate consideration of $233 million, excluding accrued and unpaid interest. The Company incurred a premium of $47 million and additional charges of $3 million as a result of this extinguishment.

On March 7, 2012, we issued $300 million aggregate principal amount of our 4.4% Notes, due 2022. The net proceeds from the offering were used in part to fund the purchase of the notes tendered and accepted for purchase pursuant to the tender offer, including the payment of accrued and applicable early tender premiums, not funded with cash on hand, as well as for general corporate purposes.

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

The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility) that matures on June 15, 2017. The maximum aggregate amount of availability under the revolving Credit Agreement is $600 million, which may be borrowed in US Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). Borrowings may be made by us, by our U.S. subsidiary Domtar Paper Company, LLC, by our Canadian subsidiary Domtar Inc. and by any additional borrower designated by us in accordance with the Credit Agreement. We may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement by one year, if, in each case, certain conditions are satisfied, including (i) the absence of any event of default or default under the Credit Agreement and (ii) the consent of the lenders participating in each such increase or extension, as applicable.

No amounts were borrowed at June 30, 2012 (June 30, 2011-nil). At June 30, 2012, we had outstanding letters of credit amounting to $11 million under this credit facility (June 30, 2011- $58 million).

Borrowings under the Credit Agreement will bear interest at a rate dependent on our credit ratings at the time of such borrowing and will be calculated at the Borrowers’ option according to a base rate, prime rate, LIBO rate, EURIBO rate or the Canadian bankers’ acceptance rate plus an applicable margin, as the case may be. In addition, we must pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) an interest coverage ratio (as defined in the Credit Agreement) that must be maintained at a level of not less than 3.0 to 1 and (ii) a leverage ratio (as defined in the Credit Agreement) that must be maintained at a level of not greater than 3.75 to 1. At June 30, 2012, we were in compliance with our covenants.

All borrowings under the Credit Agreement are unsecured. Certain of our domestic subsidiaries will unconditionally guarantee any obligations from time to time arising under the Credit Agreement, and certain of our subsidiaries that are not organized in the United States will unconditionally guarantee any obligations of Domtar Inc., the Canadian subsidiary borrower, or of additional borrowers that are not organized in the United States, under the Credit Agreement, in each case, subject to the provisions of the Credit Agreement.

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

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. ( the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of June 30, 2012, there were 617,013 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2012, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2012, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $108 million (CDN$110 million) as a result of the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $108 million (CDN$110 million) as well as additional compensatory damages. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of operations, or cash flows. On March 31, 2011, George Weston Limited filed a motion for summary judgment which we expect to be resolved by the Court in due course. No provision is recorded for this matter.

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2011, a discussion of these critical accounting policies, which are important to the understanding of our financial condition and results of operations and require management’s judgments. We did not make any changes to these critical accounting policies during the first half of 2012.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	conditions in the global capital and credit markets, and the economy generally, particularly in the United States, Canada, Europe and China;

•	continued decline in usage of fine paper products in our core North American market;

•	our ability to implement our business diversification initiatives, including strategic acquisitions;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	performance of the Company’s manufacturing operations, including unexpected maintenance requirements;

•	competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal or regulatory proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and Euro;

•	the effect of timing of retirements and changes in the market price of the Company’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives, if any; and

•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2011.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There has not been any material change in our exposure to market risk since December 31, 2011. In the second quarter of 2012, we have updated the following disclosure.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2012 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2012	2013	2014
Natural gas	8,160,000	MMBTU	(1)	$37	32%	27%	14%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of June 30, 2012. The critical terms of hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Other comprehensive income for the three and six months ended June 30, 2012 resulting from hedge ineffectiveness (three and six months ended June 30, 2011 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the United States, Canada, Sweden and China. As a result, we are exposed to movements in the foreign currency exchange rate in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. The Company’s Swedish subsidiary is exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than its Euro functional currency. Our risk management policy allows us to hedge a significant portion of our exposure to fluctuations in foreign currency exchange rates for periods up to three years. We may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in hedge of the subsidiary’s cash flow risk for purposes of the consolidated financial statements. Foreign exchange forward contracts are contracts whereby we have the obligation to buy foreign currencies at a specific rate. Currency options contracts purchased are contracts whereby we have the right, but not the obligation, to buy foreign currencies at the strike rate if the foreign currency trades above that rate. Currency options contracts sold are contracts whereby we have the obligation to buy foreign currencies at the strike rate if the foreign currency trades below that rate.

We formally document the relationship between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars and purchases in U.S. dollars made by the Swedish subsidiary are designated as cash flow hedges. Current contracts are used to hedge forecasted purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

Net investment hedge

We use foreign exchange currency option contracts to hedge the net assets of Attends Europe to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. We are exposed to movements in foreign currency exchange rates of the Euro versus the U.S. dollar as Attends Europe has a Euro functional currency whereas we have a U.S. dollar functional and reporting currency. Current contracts are used to hedge the net investment over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Other comprehensive income within Shareholders’ equity as part of the Foreign currency translation adjustments.

The following table presents the currency values under contracts pursuant to currency options outstanding as of June 30, 2012 to hedge forecasted purchases and the net investment:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2012	2013
Currency options purchased	CDN	$400	50%	25%
	EUR	€175.5	100%	100%
	USD	$40	95%	46%
	GBP	£22	100%	48%
Currency options sold	CDN	$400	50%	25%
	EUR	€75.5	43%	43%
	USD	$40	95%	46%
	GBP	£22	100%	48%

The currency options are fully effective as at June 30, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive income for the three and six months ended June 30, 2012 resulting from hedge ineffectiveness (three and six months ended June 30, 2011 – nil).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2012, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended June 30, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
April 1 through April 30, 2012	62,700	$88.67	62,700	$452,110
May 1 through May 31, 2012	582,883	$80.49	582,883	$405,192
June 1 through June 30, 2012	246,319	$77.60	246,319	$386,078

	891,902	$80.27	891,902

(1)

During the second quarter of 2012, the Company repurchased 891,902 shares at an average price of $80.27 per share, for a total cost of $71 million under its stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011 and December 2011. We currently have $386 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. During July 2012, we repurchased 219,819 shares at an average price of $74.78 per share for a total cost of $16 million.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 10.1	Amended and Restated Credit Agreement, dated as of June 15, 2012, among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 3, 2012

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary