Form 10-Q
period 2012-09-30
Domtar CORP
filed 2012-11-02
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 31, 2012, 34,646,777 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
		(Unaudited)
	$	$	$	$
Sales	1,389	1,417	4,155	4,243
Operating expenses
Cost of sales, excluding depreciation and amortization	1,100	1,055	3,263	3,132
Depreciation and amortization	96	93	289	281
Selling, general and administrative	80	75	268	253
Impairment and write-down of property, plant and equipment (NOTE 11)	—	8	2	73
Closure and restructuring costs (NOTE 11)	2	1	3	14
Other operating loss (income), net (NOTE 7)	2	(2)	6	(3)

	1,280	1,230	3,831	3,750

Operating income	109	187	324	493
Interest expense, net (NOTE 12)	20	25	109	67

Earnings before income taxes and equity earnings	89	162	215	426
Income tax expense	22	45	57	122
Equity loss, net of taxes	1	—	5	—

Net earnings	66	117	153	304

Per common share (in dollars) (NOTE 5)
Net earnings
Basic	1.85	2.96	4.21	7.43
Diluted	1.84	2.95	4.20	7.38
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	35.7	39.5	36.3	40.9
Diluted	35.8	39.7	36.4	41.2
Net earnings	66	117	153	304
Other comprehensive income (loss) (NOTE 2):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $2 and $2, respectively (2011 - $7 and $5, respectively)	6	(17)	6	(12)
Less: Reclassification adjustment for (gains) losses included in net earnings, net of tax of $1 and $4, respectively (2011 - $1 and nil, respectively)	2	(1)	7	(3)
Foreign currency translation adjustments	47	(89)	32	(56)
Change in unrecognized gains (losses) and prior cost related to pension and post-retirement benefit plans, net of tax of $(3) and $(3) (2011 - nil and $(5))	(5)	—	(5)	16

Other comprehensive income (loss)	50	(107)	40	(55)

Comprehensive income	116	10	193	249

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2012	2011
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	593	444
Receivables, less allowances of $5 and $5	674	644
Inventories (NOTE 8)	663	652
Prepaid expenses	34	22
Income and other taxes receivable	44	47
Deferred income taxes	124	125

Total current assets	2,132	1,934
Property, plant and equipment, at cost	8,794	8,448
Accumulated depreciation	(5,330)	(4,989)

Net property, plant and equipment	3,464	3,459
Goodwill (NOTE 9)	261	163
Intangible assets, net of amortization (NOTE 10)	347	204
Other assets	115	109

Total assets	6,319	5,869

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	15	7
Trade and other payables	682	688
Income and other taxes payable	16	17
Long-term debt due within one year (NOTE 12)	7	4

Total current liabilities	720	716
Long-term debt (NOTE 12)	1,196	837
Deferred income taxes and other	997	927
Other liabilities and deferred credits	402	417
Commitments and contingencies (NOTE 14)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,514,796 and 42,506,732 shares	—	—
Treasury stock (NOTE 13) $0.01 par value; 7,760,573 and 6,375,532 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 616,914 and 619,108 shares	49	49
Additional paid-in capital	2,210	2,326
Retained earnings	779	671
Accumulated other comprehensive loss	(34)	(74)

Total shareholders’ equity	3,004	2,972

Total liabilities and shareholders’ equity	6,319	5,869

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2011	36.8	49	2,326	671	(74)	2,972
Stock-based compensation	—	—	4	—	—	4
Net earnings	—	—	—	153	—	153
Net derivative gains on cash flow hedges:
Net gain arising during the period, net of tax of $2	—	—	—	—	6	6
Less: Reclassification adjustments for losses included in net earnings, net of tax of $4	—	—	—	—	7	7
Foreign currency translation adjustments	—	—	—	—	32	32
Amortization of unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax of $(3)	—	—	—	—	(5)	(5)
Stock repurchase	(1.5)	—	(120)	—	—	(120)
Cash dividends	—	—	—	(45)	—	(45)

Balance at September 30, 2012	35.3	49	2,210	779	(34)	3,004

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2012	September 30, 2011
	(Unaudited)
	$	$
Operating activities
Net earnings	153	304
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	289	281
Deferred income taxes and tax uncertainties	13	56
Impairment and write-down of property, plant and equipment	2	73
Loss on repurchase of long-term debt and debt restructuring costs	—	4
Net gains on disposals of property, plant and equipment and sale of business	—	(5)
Stock-based compensation expense	3	3
Equity loss, net	5	—
Other	(11)	—
Changes in assets and liabilities, excluding the effects of acquisition and sale of businesses
Receivables	(1)	(56)
Inventories	20	20
Prepaid expenses	(7)	(4)
Trade and other payables	(80)	4
Income and other taxes	6	27
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	7	(7)
Other assets and other liabilities	12	11

Cash flows provided from operating activities	411	711

Investing activities
Additions to property, plant and equipment	(171)	(64)
Proceeds from disposals of property, plant and equipment	—	34
Proceeds from sale of business	—	10
Acquisition of businesses, net of cash acquired	(293)	(288)
Investment in joint venture	(5)	—

Cash flows used for investing activities	(469)	(308)

Financing activities
Dividend payments	(42)	(36)
Net change in bank indebtedness	8	(7)
Issuance of long-term debt	548	—
Repayment of long-term debt	(190)	(17)
Debt issue and tender offer costs	—	(7)
Stock repurchase	(116)	(415)
Other	(1)	10

Cash flows provided from (used for) financing activities	207	(472)

Net increase (decrease) in cash and cash equivalents	149	(69)
Translation adjustments related to cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	444	530

Cash and cash equivalents at end of period	593	461

Supplemental cash flow information
Net cash payments for:
Interest (including $47 million of tender offer premiums in 2012)	92	51
Income taxes paid	60	42

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

To conform with the basis of presentation adopted in the current period, certain figures previously reported in the Statements of Cash Flows have been reclassified.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

COMPREHENSIVE INCOME

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The Company adopted the new requirement on January 1, 2012 with no impact on the Company’s consolidated financial statements except for the change in presentation. The Company has chosen to present a single continuous statement of comprehensive income.

FUTURE ACCOUNTING CHANGES

INTANGIBLES—GOODWILL AND OTHER

In July 2012, the FASB issued an update to Intangibles – Goodwill and Other, which simplifies how entities test indefinite-lived intangible assets for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to perform the quantitative impairment test.

The amended provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. This amendment impacts impairment testing steps only, and therefore adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. ACQUISITION OF BUSINESSES

EAM Corporation

On May 10, 2012, the Company completed the acquisition of 100% of the outstanding shares of EAM Corporation (“EAM”). EAM manufactures high quality airlaid and ultrathin laminated absorbent cores used in feminine hygiene, adult incontinence, baby diapers, and other medical healthcare and performance packaging solutions. EAM operates a manufacturing, research and development and distribution facility in Jesup, Georgia. EAM has 54 employees. The results of EAM’s operations have been included in the consolidated financial statements since May 1, 2012, the effective time of the transaction, and are presented in the Personal Care reportable segment. The purchase price was $61 million in cash, including working capital, net of cash acquired of $1 million. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification (“ASC”).

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair value, which was based on information currently available. During the third quarter of 2012, the Company completed the evaluation of all assets and liabilities. The Company is still reviewing the expected useful lives of intangible assets.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Receivables		6
Inventory		2
Property, plant and equipment		13
Intangible assets (Note 10)
Customer relationships (1)	19
Technology (2)	8
Non-compete (3)	1
		28
Goodwill (Note 9)		31

Total assets		80

Less: Liabilities
Trade and other payables		4
Deferred income tax liabilities and unrecognized tax benefits		15

Total liabilities		19

Fair value of net assets acquired at the date of acquisition		61

(1)	The useful life of the Customer relationships acquired is expected to be 30 years.
(2)	The useful life of the Technology acquired is between 7 and 20 years.
(3)	The useful life of the Non-compete acquired is expected to be 9 years.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

Attends Healthcare Limited

On March 1, 2012, the Company completed the acquisition of 100% of the outstanding shares of Attends Healthcare Limited (“Attends Europe”). Attends Europe manufactures and supplies adult incontinence care products in Europe. Attends Europe operates a manufacturing, research and development and distribution facility in Aneby, Sweden and also operates distribution centers in Scotland and Germany. Attends Europe has approximately 456 employees. The results of Attends Europe’s operations have been included in the consolidated financial statements since March 1, 2012, and are presented in the Personal Care reportable segment. The purchase price was $232 million (€ 173 million) in cash, including working capital, net of acquired cash of $4 million (€ 3 million). The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB ASC.

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which was based on information currently available. During the second quarter of 2012, the Company completed the evaluation of all assets and liabilities. The Company is still reviewing the useful lives of intangible assets.

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

SEPTEMBER 30, 2012

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at September 30, 2012, one of Domtar’s Paper segment customers located in the United States represented 10% ($66 million) ((2011 – 9% ($58 million)) of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, the Company may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge forecasted purchases over the next five years. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2012 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2012	2013	2014	2015	2016
Natural gas	12,180,000	MMBTU	(1)	$53	36%	27%	25%	14%	12%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of September 30, 2012. The critical terms of hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Other comprehensive income (loss) for the three and nine months ended September 30, 2012 resulting from hedge ineffectiveness (three and nine months ended September 30, 2011 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States, Canada, Sweden and China. As a result, it is exposed to movements in foreign currency exchange rates in Canada, Europe and Asia. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. The Company’s Swedish subsidiary is exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than its Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to five years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the consolidated financial statements.

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange currency options contracts used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary and forecasted sales in British Pound Sterling and forecasted purchases in U.S. dollars by the Swedish subsidiary are designated as cash flow hedges. Current contracts are used to hedge forecasted sales or purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Other comprehensive income (loss) and is recognized in Cost of sales or in Sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Net investment hedge:

The Company uses foreign exchange currency option contracts to hedge the net assets of Attends Europe to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. The Company is exposed to movements in foreign currency exchange rates of the Euro versus the U.S. dollar as Attends Europe has a Euro functional currency whereas the Company has a U.S. dollar functional and reporting currency. Current contracts are used to hedge the net investment over the next five months. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Other comprehensive income (loss) as part of the Foreign currency translation adjustments.

The following table presents the currency values under contracts pursuant to currency options outstanding as of September 30, 2012 to hedge forecasted purchases, forecasted sales and the net investment:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2012	2013
Currency options purchased	CDN	$425	50%	37%
	EUR	€176	97%	97%
	USD	$29	100%	69%
	GBP	£18	100%	62%

Currency options sold	CDN	$425	50%	37%
	EUR	€76	42%	42%
	USD	$29	100%	69%
	GBP	£18	100%	62%

The currency options are fully effective as at September 30, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive income for the three and nine months ended September 30, 2012 resulting from hedge ineffectiveness (three and nine months ended September 30, 2011 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Comprehensive Income and Consolidated Statement of Shareholders’ Equity, Net of Tax

Derivatives Designated as Cash Flow and Net Investment Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Other comprehensive income (loss) on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Other comprehensive income (loss) into Income (Effective Portion)
	For the three months ended		For the three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	$	$	$	$
Natural gas swap contracts (a)	2	(2)	(1)	—
Currency options (b)	5	(15)	(1)	1
Net Investment Hedge (c)	(1)	—	—	—

Total	6	(17)	(2)	1

Derivatives Designated as Cash Flow and Net Investment Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Other comprehensive income (loss) on Derivatives (Effective Portion)		Gain (Loss) Reclassified from Other comprehensive income (loss) into Income (Effective Portion)
	For the nine months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	$	$	$	$
Natural gas swap contracts (a)	—	(3)	(5)	(3)
Currency options (b)	7	(9)	(2)	6
Net Investment Hedge (c)	(1)	—	—	—

Total	6	(12)	(7)	3

(a)	The Gain (Loss) reclassified from Other comprehensive income (loss) into Income (Effective Portion) is recorded in Cost of Sales.
(b)	The Gain (Loss) reclassified from Other comprehensive income (loss) into Income (Effective Portion) is recorded in Cost of Sales or Sales.
(c)	Gains and losses from the settlements of the Company’s net investment hedge remain in Other comprehensive income (loss) until partial or complete liquidation of the net investment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at September 30, 2012 and December 31, 2011, in accordance with the accounting standards dealing with fair value measurement and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:

Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	September 30, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	11	—	11	—	(a) Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a) Intangible assets and Deferred Charges

Total Assets	13	—	13	—

Liabilities derivatives
Currency options	4	—	4	—	(a) Trade and other payables
Natural gas swap contracts	4	—	4	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	9	—	9	—

Other Instruments
Asset backed commercial paper investments	6	—	—	6	(b) Other assets
Long-term debt	1,360	1,360	—	—	(c) Long-term debt

The cumulative loss recorded in Other comprehensive income (loss) relating to natural gas contracts of $3 million at September 30, 2012, of which $4 million will be recognized in Cost of sales over the next 12 months and the remaining gain of $1 million upon maturity of the derivatives at the then prevailing values, which may be different from those at September 30, 2012.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The cumulative gain recorded in Other comprehensive income (loss) relating to currency options hedging forecasted purchases of $7 million at September 30, 2012, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2012.

Fair Value of financial instruments at:

Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	7	—	7	—	(a) Prepaid expenses

Total Assets	7	—	7	—

Liabilities derivatives
Currency options	11	—	11	—	(a) Trade and other payables
Natural gas swap contracts	8	—	8	—	(a) Trade and other payables
Natural gas swap contracts	3	—	3	—	(a) Other liabilities and deferred credits

Total Liabilities	22	—	22	—

Other Instruments
Asset backed commercial paper investments	5	—	—	5	(b) Other assets
Long-term debt	992	992	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Fair value of asset backed commercial paper (“ABCP”) investments is classified under Level 3 and is mainly based on a discounted cash flow financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the notes at September 30, 2012 and December 31, 2011.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,203 million and $841 million at September 30, 2012 and December 31, 2011, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net earnings	$66	$117	$153	$304
Weighted average number of common and exchangeable shares outstanding (millions)	35.7	39.5	36.3	40.9
Effect of dilutive securities (millions)	0.1	0.2	0.1	0.3

Weighted average number of diluted common and exchangeable shares outstanding (millions)	35.8	39.7	36.4	41.2

Basic net earnings per share (in dollars)	$1.85	$2.96	$4.21	$7.43

Diluted net earnings per share (in dollars)	$1.84	$2.95	$4.20	$7.38

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Restricted stock units	15,802	—	—	—
Performance Stock Units	7,231	—	—	—
Options	177,970	189,381	84,625	146,930

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2012, the related pension expense was $4 million and $19 million, respectively (2011 - $5 million and $18 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended		For the nine months ended
	September 30, 2012		September 30, 2012
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	10	—	29	2
Interest expense	20	1	60	4
Expected return on plan assets	(23)		(69)
Amortization of net actuarial loss	4	1	13	1
Curtailment gain (a)	—	(13)	—	(13)
Settlement loss	—	—	—	—
Amortization of prior year service costs	1	—	3	(1)

Net periodic benefit cost	12	(11)	36	(7)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans

	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	—	26	2
Interest expense	21	2	65	5
Expected return on plan assets	(26)	—	(78)	—
Amortization of net actuarial loss	3	—	10	—
Curtailment loss (a)	—	—	13	—
Settlement loss (b)	—	—	23	—
Amortization of prior year service costs	1	—	2	(1)

Net periodic benefit cost	8	2	61	6

(a)	The curtailment gain of $13 million in the other post-retirement benefit plans for the three and nine months ended September 30, 2012, is as a result of the curtailment of benefits related to the majority of employees covered by the plan. The curtailment loss of $13 million in the pension plans for the nine months ended September 30, 2011 is related to the sale of Prince Albert.
(b)	The settlement loss of $23 million in the pension plans for the nine months ended September 30, 2011, is related to the sale of assets of Prince Albert.

The Company contributed $10 million and $29 million for the three and nine months ended September 30, 2012, respectively (2011—$16 million and $33 million, respectively) to the pension plans. The Company also contributed $2 million and $6 million for the three and nine months ended September 30, 2012, respectively (2011 - $1 million and $5 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income) is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	$	$	$	$
Gains on sale of property, plant and equipment	—	(4)	—	(5)
Environmental provision	—	3	2	3
Foreign exchange loss (gain)	1	(3)	3	(4)
Other	1	2	1	3

Other operating loss (income), net	2	(2)	6	(3)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INVENTORIES

The following table presents the components of inventories:

	September 30, 2012	December 31, 2011
	$	$
Work in process and finished goods	362	363
Raw materials	112	105
Operating and maintenance supplies	189	184

Total Inventories	663	652

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

$
Balance at December 31, 2011	163
Acquisition of Attends Healthcare Limited	71
Acquisition of EAM Corporation	31
Effect of foreign currency exchange rate change	(4)

Balance at September 30, 2012	261

The goodwill at September 30, 2012 is entirely related to the Personal Care segment. (See Note 3 “Acquisition of Businesses” for further information on the increase in 2012).

At September 30, 2012, the accumulated impairment loss amounted to $321 million, related to the 2008 impairment of goodwill in the Pulp and Paper segment (2011 – $321 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives ( in years)	September 30, 2012	December 31, 2011
		$	$
Intangible assets subject to amortization
Water rights	40	8	8
Power purchase agreements	25	34	32
Customer relationships (1)	20 - 40	191	104
Trade names	7	7	7
Supplier agreement	5	6	6
Technology (2)	7 - 20	8	—
Non-Compete (2)	9	1	—

		255	157
Accumulated amortization		(20)	(14)

		235	143
Intangible assets not subject to amortization
Trade names (3)		112	61

Total intangible assets		347	204

Amortization expense related to intangible assets for the three and nine months ended September 30, 2012 was $2 million and $6 million, respectively (2011 – $1 million and $3 million, respectively).

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

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

The Company regularly reviews its overall production capacity with the objective of adjusting its production capacity with anticipated long-term demand.

Ottawa/ Gatineau Hydro Assets

On June 13, 2012, the Company announced the signing of a Definitive Purchase and Sale Agreement with Energy Ottawa Inc. for the sale of its hydro assets in Ottawa, Ontario and Gatineau, Quebec for CDN$45 million. The assets have a carrying value of CDN$44 million, classified as Property, plant and equipment and Intangible assets on the Consolidated Balance Sheets. The transaction includes three power stations (21MW of installed capacity), water rights in the area, as well as Domtar Inc.’s equity stake in the Chaudière Water Power Inc. a ring dam consortium. On June 26, 2012, Energy Ottawa Inc., the renewable energy subsidiary of Hydro Ottawa Holding Inc., assigned the Definitive Purchase and Sale Agreement to Chaudière Hydro Inc., its affiliate, which is now the purchaser. Energy Ottawa Inc. remains responsible for the purchaser’s obligation under the Definitive Purchase and Sale Agreement. Currently, the Company has approximately 12 workers operating the hydro assets in Ottawa/ Gatineau which will become employees of Chaudière Hydro L.P., a subsidiary of Energy Ottawa Inc. upon closing of the transaction.

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

Ashdown pulp and paper mill

On March 29, 2011, the Company announced that it would permanently shut down one of four paper machines at its Ashdown, Arkansas pulp and paper mill. This measure reduced the Company’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. For the three and nine months ended September 30, 2011, the Company recorded $1 million recovery and $1 million expense, respectively, of inventory obsolescence and nil and $2 million, respectively, of severance and termination costs, as well as $8 million and $73 million, respectively, of accelerated depreciation on property, plant and equipment, a component of Impairment and write-down of property, plant and equipment. Operations ceased on August 1, 2011.

Langhorne forms plant

On February 1, 2011, the Company announced the closure of its forms plant in Langhorne, Pennsylvania, and recorded $4 million of severance and termination costs in the first quarter of 2011.

Other Costs

For the three and nine months ended September 30, 2012, the Company also incurred other costs related to previous and ongoing closures which include nil and $1 million, respectively, of severance and termination costs (2011 – $1 million and $2 million, respectively) and $2 million and $2 million, respectively, of other costs (2011 – $1 million and $5 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

The following tables provide the components of closure and restructuring costs by segment:

	Three months ended September 30, 2012				Three months ended September 30, 2011
	Pulp and Paper	Distribution	Personal Care	Total	Pulp and Paper
	$	$	$	$	$
Severance and termination costs	—	—	—	—	1
Inventory obsolescence (1)	—	—	—	—	(1)
Other	—	1	1	2	1

Closure and restructuring costs	—	1	1	2	1

	Nine months ended September 30, 2012				Nine months ended September 30, 2011
	Pulp and Paper	Distribution	Personal Care	Total	Pulp and Paper
	$	$	$	$	$
Severance and termination costs	1	—	—	1	8
Inventory obsolescence (1)	—	—	—	—	1
Other	—	1	1	2	5

Closure and restructuring costs	1	1	1	3	14

(1)	Inventory obsolescence primarily relates to the write-down of operating and maintenance supplies classified as Inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

$
Balance at December 31, 2011	6
Severance payments	(2)

Balance at September 30, 2012	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. LONG-TERM DEBT

		Par		September 30,	December 31,
	Maturity	Amount	Currency	2012	2011
		$		$	$
Unsecured notes
5.375% Notes	2013	73	US	71	72
7.125% Notes	2015	166	US	166	213
9.5% Notes	2016	94	US	99	133
10.75% Notes	2017	278	US	272	375
4.4% Notes	2022	300	US	297	—
6.25 % Notes	2042	250	US	247	—
Capital lease obligations	2012 - 2028			51	48

				1,203	841
Less: Due within one year				7	4

				1,196	837

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

SENIOR NOTES OFFERING

On August 20, 2012, the Company issued $250 million 6.25% Notes due 2042 for net proceeds of $247 million. The net proceeds from the offering of these Notes will be used for general corporate purposes.

On March 7, 2012, the Company issued $300 million 4.4% Notes due 2022 for net proceeds of $297 million. The net proceeds from the offering of these Notes were used to fund the portion of the purchase of the 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016 and the 10.75% Notes due 2017 tendered and accepted by the Company pursuant to a tender offer, including the payment of accrued interest and applicable early tender premiums, not funded with cash on hand, as well as for general corporate purposes.

The Notes are redeemable, in whole or in part, at the Company’s option at any time. In the event of a change in control, each holder will have the right to require the Company to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest.

The Notes are general unsecured obligations and rank equally with existing and future unsecured and unsubordinated indebtedness. The Notes are fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement as well as the Company’s other unsecured unsubordinated indebtedness.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The Credit Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3.0 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2012, the Company was in compliance with the covenants, and no amounts were borrowed (December 31, 2011 – nil).

At September 30, 2012, the Company had outstanding letters of credit amounting to $12 million under this credit facility (December 31, 2011 - $29 million).

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

SEPTEMBER 30, 2012

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

On May 1, 2012 and July 31, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.45 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. Total quarterly dividends of approximately $16 million each were paid on July 16, 2012 and October 15, 2012, respectively, to shareholders of record on June 15, 2012 and September 17, 2012, respectively.

On October 31, 2012, the Company’s Board of Directors approved a quarterly dividend of $0.45 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on January 15, 2013 to shareholders of record on December 14, 2012.

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

During 2011 and the first three quarters of 2012, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During the first three quarters of 2012, the Company repurchased 1,521,667 shares at an average price of $78.77 for a total cost of $120 million. Of the $120 million shares repurchased, $4 million was payable at September 30, 2012.

During the first three quarters of 2011, the Company repurchased 4,987,795 shares at an average price of $85.44 for a total cost of $426 million. Of the $426 million shares repurchased, $11 million was payable at September 30, 2011.

Since the inception of the Program, the Company repurchased 8,181,445 shares at an average price of $80.51 for a total cost of $659 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar Inc. in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The appeal hearing has been re-scheduled to occur between April 15 and May 10, 2013. The relevant government authorities selected a remediation plan on July 15, 2011. In the interim, no stay of execution has been granted or requested. The Company has recorded an environmental reserve to address its estimated exposure for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

$
Balance at December 31, 2011	92
Environmental spending	(9)
Effect of foreign currency exchange rate change	2

Balance at September 30, 2012	85

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

In the United States, Congress has considered legislation to reduce emissions of GHGs, although it appears unlikely that any legislation will be actively considered again until after the 2012 elections. Several states already are regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) has adopted and implemented GHG permitting requirements for new sources and modifications of existing industrial facilities and has recently proposed GHG performance standards for electric utilities under the agency’s existing Clean Air Act authority. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG containment and reduction programs or to pay taxes or other fees with respect to any failure to achieve the mandated results. This, in turn, will increase the Company’s operating costs. However, the Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

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

Under the Copenhagen Accord, the Government of Canada has committed to reducing greenhouse gases by 17 percent from 2005 levels by 2020. A sector by sector approach is being used to set performance standards to reduce greenhouse gases. On September 5, 2012 final regulations were published for the coal-fired electrical generators which will go in force July 1, 2015. The industry sector, which includes pulp and paper, is the next sector to undergo this review. The Company does not expect the performance standards to be disproportionately affected by these future measures compared with other pulp and paper producers in Canada.

While it is likely that there will be increased regulation relating to GHG emissions in the future, at this time it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations. The impact could, however, be material.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”)

On December 2, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. A final version of this Rule, as well as associated rules related to solid waste incinerators and the definition of solid waste has been under review at the White House Office of Management and Budget since May 17, 2012, and therefore could be issued at any time. It is anticipated that compliance will be required by the end of 2015 or early 2016 for existing emission units or upon startup for any new emission units. Domtar expects that the capital cost required to comply with the Boiler MACT rules, as they were published in December 2011, is between $37 million and $42 million. Domtar is currently assessing the associated increase in operating costs as well as alternate compliance strategies.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2012, cannot be predicted with certainty, it is management’s opinion that, except as noted below, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $122 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $112 million (CDN$110 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $112 million (CDN$110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $112 million (CDN$110 million) as well as additional compensatory damages. On March 31, 2011, George Weston Limited filed a motion for summary judgment. On September 3, 2012, the Court directed that this matter proceed to examinations for discovery and trial, rather than proceed by way of summary judgment. A trial is expected in 2013. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. No provision is recorded for this matter.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2012, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2012	2011	2012	2011
	$	$	$	$
Sales
Pulp and Paper	1,153	1,246	3,476	3,776
Distribution	167	197	528	604
Personal Care	111	17	288	17

Total for reportable segments	1,431	1,460	4,292	4,397
Intersegment sales - Pulp and Paper	(42)	(43)	(137)	(154)

Consolidated sales	1,389	1,417	4,155	4,243

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	90	91	271	277
Distribution	—	1	3	3
Personal Care	6	1	15	1

Total for reportable segments	96	93	289	281
Impairment and write-down of property, plant and equipment - Pulp and Paper	—	8	2	73

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	96	101	291	354

Operating income (loss)
Pulp and Paper	103	189	306	489
Distribution	(5)	(1)	(8)	—
Personal Care	12	—	32	—
Corporate	(1)	(1)	(6)	4

Consolidated operating income	109	187	324	493
Interest expense, net	20	25	109	67

Earnings before income taxes	89	162	215	426
Income tax expense	22	45	57	122
Equity loss, net of taxes	1	—	5	—

Net earnings	66	117	153	304

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Statements of Earnings and Comprehensive income (loss) for the three and nine months ended September 30, 2012 and September 30, 2011, the Balance Sheets at September 30, 2012 and December 31, 2011 and the Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended September 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,150	492	(253)	1,389
Operating expenses
Cost of sales, excluding depreciation and amortization	—	937	416	(253)	1,100
Depreciation and amortization	—	69	27	—	96
Selling, general and administrative	6	58	16	—	80
Impairment and write-down of property, plant and equipment	—	—	—	—	—
Closure and restructuring costs	—	2	—	—	2
Other operating loss (income), net	—	(2)	4	—	2

	6	1,064	463	(253)	1,280

Operating income (loss)	(6)	86	29	—	109
Interest expense (income), net	22	5	(7)	—	20

Earnings (loss) before income taxes and equity earnings	(28)	81	36	—	89
Income tax expense (benefit)	(9)	22	9	—	22
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	85	26	—	(111)	—

Net earnings	66	85	26	(111)	66
Other comprehensive income (loss)	3	(5)	52	—	50

Comprehensive income	69	80	78	(111)	116

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,456	1,448	(749)	4,155
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,797	1,215	(749)	3,263
Depreciation and amortization	—	208	81	—	289
Selling, general and administrative	24	224	20	—	268
Impairment and write-down of property, plant and equipment	—	2	—	—	2
Closure and restructuring costs	—	2	1	—	3
Other operating loss, net	—	—	6	—	6

	24	3,233	1,323	(749)	3,831

Operating income (loss)	(24)	223	125	—	324
Interest expense (income), net	114	14	(19)	—	109

Earnings (loss) before income taxes and equity earnings	(138)	209	144	—	215
Income tax expense (benefit)	(46)	61	42	—	57
Equity loss, net of taxes	—	—	5	—	5
Share in earnings of equity accounted investees	245	97	—	(342)	—

Net earnings	153	245	97	(342)	153
Other comprehensive income (loss)	5	(5)	40	—	40

Comprehensive income	158	240	137	(342)	193

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended September 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,196	463	(242)	1,417
Operating expenses
Cost of sales, excluding depreciation and amortization	—	940	357	(242)	1,055
Depreciation and amortization	—	68	25	—	93
Selling, general and administrative	5	77	(7)	—	75
Impairment and write-down of property, plant and equipment	—	8	—	—	8
Closure and restructuring costs	—	1	—	—	1
Other operating income, net	—	(1)	(1)	—	(2)

	5	1,093	374	(242)	1,230

Operating income (loss)	(5)	103	89	—	187
Interest expense (income), net	28	4	(7)	—	25

Earnings (loss) before income taxes	(33)	99	96	—	162
Income tax expense (benefit)	(10)	26	29	—	45
Share in earnings of equity accounted investees	140	67	—	(207)	—

Net earnings	117	140	67	(207)	117
Other comprehensive loss	(1)	—	(106)	—	(107)

Comprehensive income (loss)	116	140	(39)	(207)	10

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,550	1,397	(704)	4,243
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,752	1,084	(704)	3,132
Depreciation and amortization	—	204	77	—	281
Selling, general and administrative	22	249	(18)	—	253
Impairment and write-down of property, plant and equipment	—	73	—	—	73
Closure and restructuring costs	—	11	3	—	14
Other operating loss (income), net	—	(11)	8	—	(3)

	22	3,278	1,154	(704)	3,750

Operating income (loss)	(22)	272	243	—	493
Interest expense (income), net	75	10	(18)	—	67

Earnings (loss) before income taxes	(97)	262	261	—	426
Income tax expense (benefit)	(29)	72	79	—	122
Share in earnings of equity accounted investees	372	182	—	(554)	—

Net earnings	304	372	182	(554)	304
Other comprehensive income (loss)	1	—	(56)	—	(55)

Comprehensive income	305	372	126	(554)	249

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2012
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	300	65	228	—	593
Receivables	—	461	213	—	674
Inventories	—	460	203	—	663
Prepaid expenses	15	4	15	—	34
Income and other taxes receivable	113	—	8	(77)	44
Intercompany accounts	370	3,484	76	(3,930)	—
Deferred income taxes	5	58	61	—	124

Total current assets	803	4,532	804	(4,007)	2,132
Property, plant and equipment, at cost	—	5,722	3,072	—	8,794
Accumulated depreciation	—	(3,446)	(1,884)	—	(5,330)

Net property, plant and equipment	—	2,276	1,188	—	3,464
Goodwill	—	194	67	—	261
Intangible assets, net of amortization	—	187	160	—	347
Investments in affiliates	7,272	2,088	—	(9,360)	—
Intercompany long-term advances	6	79	444	(529)	—
Other assets	25	—	99	(9)	115

Total assets	8,106	9,356	2,762	(13,905)	6,319

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	15	—	—	15
Trade and other payables	50	407	225	—	682
Intercompany accounts	3,482	409	39	(3,930)	—
Income and other taxes payable	—	86	7	(77)	16
Long-term debt due within one year	—	5	2	—	7

Total current liabilities	3,532	922	273	(4,007)	720
Long-term debt	1,150	31	15	—	1,196
Intercompany long-term loans	444	85	—	(529)	—
Deferred income taxes and other	—	907	99	(9)	997
Other liabilities and deferred credits	25	139	238	—	402
Shareholders’ equity	2,955	7,272	2,137	(9,360)	3,004

Total liabilities and shareholders’ equity	8,106	9,356	2,762	(13,905)	6,319

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	153	245	97	(342)	153
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(105)	(64)	85	342	258

Cash flows provided from operating activities	48	181	182	—	411

Investing activities
Additions to property, plant and equipment	—	(124)	(47)	—	(171)
Acquisition of businessses, net of cash acquired	—	(61)	(232)	—	(293)
Investment in joint venture	—	—	(5)	—	(5)

Cash flows used for investing activities	—	(185)	(284)	—	(469)

Financing activities
Dividend payments	(42)	—	—	—	(42)
Net change in bank indebtedness	—	8	—	—	8
Issuance of long-term debt	548	—	—	—	548
Repayment of long-term debt	(186)	(3)	(1)	—	(190)
Stock repurchase	(116)	—	—	—	(116)
Increase in long-term advances to related parties	(42)	—	(20)	62	—
Decrease in long-term advances to related parties	—	62	—	(62)	—
Other	(1)	—	—	—	(1)

Cash flows provided from (used for) financing activities	161	67	(21)	—	207

Net increase (decrease) in cash and cash equivalents	209	63	(123)	—	149
Cash and cash equivalents at beginning of period	91	2	351	—	444

Cash and cash equivalents at end of period	300	65	228	—	593

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	304	372	182	(554)	304
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(36)	(232)	121	554	407

Cash flows provided from operating activities	268	140	303	—	711

Investing activities
Additions to property, plant and equipment	—	(46)	(18)	—	(64)
Proceeds from disposals of property, plant and equipment	—	16	18	—	34
Proceeds from sale of business	—	10	—	—	10
Acquisition of business, net of cash acquired	—	(288)	—	—	(288)

Cash flows used for investing activities	—	(308)	—	—	(308)

Financing activities
Dividend payments	(36)	—	—	—	(36)
Net change in bank indebtedness	—	(6)	(1)	—	(7)
Repayment of long-term debt	(16)	(1)	—	—	(17)
Debt issue and tender offer costs	(7)	—	—	—	(7)
Stock repurchase	(415)	—	—	—	(415)
Increase in long-term advances to related parties	—	—	(158)	158	—
Decrease in long-term advances to related parties	27	131	—	(158)	—
Other	10	—	—	—	10

Cash flows provided from (used for) financing activities	(437)	124	(159)	—	(472)

Net increase (decrease) in cash and cash equivalents	(169)	(44)	144	—	(69)
Cash and cash equivalents at beginning of period	311	50	169	—	530

Cash and cash equivalents at end of period	142	6	313	—	461

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month and nine-month periods ended September 30, 2012 as compared to the three-month period ended June 30, 2012 and the three-month and nine-month periods ended September 30, 2011. The three-month and nine-month periods ended September 30, 2012 and 2011 are also referred to as the third quarter of 2012 and 2011, respectively, and the first nine months of 2012 and 2011, respectively, and the three-month period ended June 30, 2012 as the second quarter of 2012.

EXECUTIVE SUMMARY

In the third quarter of 2012, we reported operating income of $109 million, an increase of $3 million compared to $106 million in the second quarter of 2012. This increase is due to higher shipments for both pulp and paper, lower maintenance, and the curtailment of the post-retirement benefit plan of $13 million. These factors were partially offset by cyclically low selling prices for pulp and costs related to lower efficiency mostly due to lack-of-order and maintenance downtime for pulp and paper.

Due to seasonal factors, Domtar paper shipments are expected to decline in the fourth quarter when compared to the third quarter. In pulp, we anticipate that prices will begin to gradually increase in the medium term due to favorable market dynamics and low softwood inventory levels. Input costs, notably energy and chemicals are expected to increase slightly in the fourth quarter.

Closure and restructuring activities

We regularly review our overall production capacity with the objective of aligning our production capacity with anticipated long-term demand.

On June 13, 2012, we announced the signing of a Definitive Purchase and Sale Agreement with Energy Ottawa Inc. for the sale of our hydro assets in Ottawa, Ontario and Gatineau, Quebec for CDN$45 million. The assets have a carrying value of CDN$44 million, classified as Property, plant and equipment and Intangible assets on the Consolidated Balance Sheets. The transaction includes three power, stations (21MW of installed capacity), water rights in the area, as well as Domtar Inc.’s equity stake in the Chaudière Water Power Inc., a ring dam consortium. On June 26, 2012, Energy Ottawa Inc., the renewable energy subsidiary of Hydro Ottawa Holding Inc., assigned the Definitive Purchase and Sale Agreement to Chaudière Hydro Inc., its affiliate, which is now the purchaser. Energy Ottawa Inc. remains responsible for the purchaser’s obligation under the Definitive Purchase and Sale Agreement. Currently the Company has approximately 12 workers operating the hydro assets in Ottawa/ Gatineau who will become employees of Chaudière Hydro L.P., a subsidiary of Energy Ottawa Inc. upon closing of the transaction.

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

On March 29, 2011, we announced the permanent shut down of one of our paper machines at our Ashdown, Arkansas pulp and paper mill. This measure reduced our annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. For the three and nine months ended September 30, 2011, we recorded $1 million recovery and $1 million expense, respectively, of inventory obsolescence and nil and $2 million, respectively, of severance and termination costs, as well as $8 million and $73 million, respectively, of accelerated depreciation on property, plant and equipment, a component of Impairment and write-down of property, plant and equipment. Operations ceased on August 1, 2011.

On February 1, 2011, we announced the closure of our forms plant in Langhorne, Pennsylvania and recorded $4 million of severance and termination costs in the first quarter of 2011.

For the three and nine months ended September 30, 2012, we also incurred other costs related to previous and ongoing closures which include nil and $1 million, respectively, of severance and termination costs (2011 – $1 million and $2 million, respectively) and $2 million and $2 million, respectively, of other costs (2011 – $1 million and $5 million, respectively).

RECENT DEVELOPMENTS

Senior notes offering

On August 20, 2012, we issued $250 million aggregate principal amount of 6.25% Notes due 2042 for net proceeds of $247 million. The net proceeds from the offering of the Notes will be used for general corporate purposes.

OUR BUSINESS

Information relating to our business is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There has not been any material change in our business since December 31, 2011, except for the completion of the acquisitions of Attends Healthcare Limited (“Attends Europe”) and EAM. The acquired businesses are presented under our Personal Care reporting segment.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENTS REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the third quarter of 2012 and 2011 and the first nine months of 2012 and 2011:

	Three months ended		Nine months ended
FINANCIAL HIGHLIGHTS	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(In millions of dollars, unless otherwise noted)
Sales	$1,389	$1,417	$4,155	$4,243
Operating income	109	187	324	493
Net earnings	66	117	153	304
Net earnings per common share (in dollars)[1]:
Basic	1.85	2.96	4.21	7.43
Diluted	1.84	2.95	4.20	7.38
Operating income (loss) per segment:
Pulp and Paper	$103	$189	$306	$489
Distribution	(5)	(1)	(8)	—
Personal Care	12	—	32	—
Corporate	(1)	(1)	(6)	4

Total	$109	$187	$324	$493

			At September 30, 2012	At December 31, 2011
Total assets			$6,319	$5,869
Total long-term debt, including current portion			$1,203	$841

[1]	Refer to Note 5 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

THIRD QUARTER 2012 VERSUS

THIRD QUARTER 2011

Sales

Sales for the third quarter of 2012 amounted to $1,389 million, a decrease of $28 million, or 2%, from sales of $1,417 million in the third quarter of 2011. The decrease in sales is mainly attributable to a decrease of $92 million in our Pulp and Paper segment due largely to lower average selling prices for pulp and paper as well as lower shipments in paper, partially offset by higher shipments for pulp. In addition, sales also decreased for the Distribution segment by $30 million as deliveries were down 16% in the third quarter of 2012 compared to the third quarter of 2011 due to difficult market conditions. These factors were offset by the increase in sales due to the inclusion of a full quarter of financial results of Attends Healthcare Inc. (“Attends US”) as well as the inclusion of Attends Europe and EAM pursuant to the acquisitions for a total of $94 million.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,100 million in the third quarter of 2012, an increase of $45 million, or 4%, compared to cost of sales, excluding depreciation and amortization, of $1,055 million in the third quarter of 2011. This increase is mainly attributable to the inclusion of cost of sales for a full quarter of Attends US and the inclusion of Attends Europe and EAM pursuant to the acquisitions, resulting in an increase in cost of sales of $70 million. Also contributing to the increase in cost of sales were higher costs due to lower efficiency mostly due to lack-of-order and maintenance downtime for pulp and paper of $16 million, higher shipments of pulp of $26 million, fiber costs of $7 million, chemicals costs of $6 million and energy costs of $2 million. These factors were partially offset by lower shipments for paper of $45 million, a decrease in deliveries in our Distribution segment of $26 million, lower maintenance costs of $7 million and lower freight costs of $6 million.

Depreciation and Amortization

Depreciation and amortization amounted to $96 million in the third quarter of 2012, an increase of $3 million, or 3%, compared to depreciation and amortization of $93 million in the third quarter of 2011. This increase is primarily due to the inclusion of depreciation and amortization expenses for a full quarter for Attends US and the inclusion of Attends Europe and EAM pursuant to the acquisitions for a total of $5 million. Depreciation and amortization charges decreased in the Pulp and Paper segment by $1 million due to the write-off of assets following the closure of a paper machine at our Ashdown, Arkansas mill effective in the third quarter of 2011. In addition, depreciation and amortization expense for the Distribution segment also decreased by $1 million when compared to the third quarter of 2011.

Selling, General and Administrative Expenses (SG&A)

SG&A expenses amounted to $80 million in the third quarter of 2012, an increase of $5 million, or 7%, compared to SG&A expenses of $75 million in the third quarter of 2011. This increase in SG&A is primarily due to the inclusion of selling, general and administrative expenses for a full quarter for Attends US and the inclusion of Attends Europe and EAM pursuant to the acquisitions, resulting in an increase of $6 million, as well as additional spending in our variable compensation program of $8 million. These increases were partially offset by the curtailment of the post-retirement benefit plan of $13 million.

Other Operating Income/ (Loss)

Other operating loss amounted to $2 million in the third quarter of 2012, an increase of $4 million compared to other operating income of $2 million in the third quarter of 2011. This increase in other operating loss is primarily due to increased foreign exchange loss of $4 million and net gains in the third quarter of 2011 including, among others the sale of assets at Langhorne and Columbus facilities for $3 million and $2 million, respectively. This loss was partially offset by a decrease in environmental provision of $3 million in the third quarter of 2012.

Operating Income

Operating income in the third quarter of 2012 amounted to $109 million, a decrease of $78 million compared to operating income of $187 million in the third quarter of 2011. This decrease is primarily due to the factors mentioned above and is partially offset by lower impairment and write-down of property, plant and equipment of $8 million mainly as a result of accelerated depreciation recorded in 2011 related to the closure of a paper machine at our Ashdown, Arkansas pulp and paper mill and higher closure and restructuring costs of $1 million.

Interest Expense

We incurred $20 million of interest expense in the third quarter of 2012, a decrease of $5 million compared to interest expense of $25 million in the third quarter of 2011. This decrease in interest expense is primarily due to the tender premium paid in 2011 due to the partial repurchase of $186 million aggregate principal amount of our outstanding 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016, and 10.75% Notes due 2017, and the lower interest expense on those notes in 2012. This decrease was slightly offset by our issuance of $300 million aggregate principal amount of 4.4% Notes, due 2022 in March of 2012 and $250 million aggregate principal amount of 6.25% Notes due 2042 in August of 2012.

Equity Loss

We incurred a $1 million loss , net of taxes of nil, with regards to our joint venture Celluforce Inc. in the third quarter of 2012 (2011- nil).

Income Taxes

For the third quarter of 2012, our income tax expense amounted to $22 million, which was comprised of current tax expense of $17 million and deferred tax expense of $5 million, compared to tax expense of $45 million for the third quarter of 2011, which was comprised of current tax expense of $19 million and deferred tax expense of $26 million. We made income tax payments of $11 million during the third quarter of 2012. In the third quarter of 2012 our effective tax rate was 25% compared to an effective tax rate of 28% for the third quarter of 2011. The effective tax rate for the third quarter of 2012 was impacted by the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of our 2011 tax returns. The effective tax rate for the third quarter of 2011 was impacted by the mix of earnings between jurisdictions and the recognition of specific tax benefits pertaining to prior tax years that were previously unrecognized for which the statute of limitations expired during the quarter.

Net Earnings

Net earnings amounted to $66 million ($1.84 per common share on a diluted basis) in the third quarter of 2012, a decrease of $51 million compared to net earnings of $117 million ($2.95 per common share on a diluted basis) in the third quarter of 2011, mainly due to the factors mentioned above.

FIRST NINE MONTHS OF 2012 VERSUS

FIRST NINE MONTHS OF 2011

Sales

Sales for the first nine months 2012 amounted to $4,155 million, a decrease of $88 million, or 2%, from sales of $4,243 million in the first nine months of 2011. This decrease in sales was mainly attributable to lower shipments for paper of $202 million, lower pulp prices of $166 million as well as lower sales in our Distribution segment of $76 million. These factors were partially offset by higher sales for paper of $17 million, higher pulp shipments of $68 million and the inclusion of a full nine months of Attends US as well as the inclusion of Attends Europe and EAM pursuant to the acquisitions for a total increase of $271 million.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $3,263 million in the first nine months of 2012, an increase of $131 million, or 4%, compared to cost of sales, excluding depreciation and amortization, of $3,132 million in the first nine months 2011. This increase was mainly attributable to higher shipments for pulp of $62 million, higher fiber costs of $23 million, higher chemical costs of $24 million, lower efficiency mostly due to lack-of-order and maintenance downtime for pulp and paper of $41 million, increased salaries and wages of $15 million and the inclusion of a full nine months of Attends US as well as the inclusion of Attends Europe and EAM following the acquisitions for a total increase of $202 million. These factors were partially offset by lower shipments for paper of $134 million, a decrease in deliveries in our Distribution segment of $70 million, lower costs for energy of $17 million, lower purchased pulp of $8 million and the positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program of $4 million.

Depreciation and Amortization

Depreciation and amortization amounted to $289 million in the first nine months 2012, an increase of $8 million, or 3%, compared to depreciation and amortization of $281 million in the first nine months of 2011. This increase was mainly due to the inclusion of depreciation and amortization expenses for a full nine months of Attends US as well as the inclusion of amortization and depreciation of Attends Europe and EAM following the acquisitions for a total increase of $14 million. This was partially offset by lower depreciation and amortization charges in the Pulp and Paper segment of $6 million due to the write-off of assets following the closure of a paper machine at our Ashdown, Arkansas mill effective in the third quarter of 2011 for $2 million.

Selling, General and Administrative Expenses

SG&A expenses amounted to $268 million in the first nine months of 2012, an increase of $15 million, or 6%, compared to SG&A expenses of $253 million in the first nine months of 2011. The increase is primarily due to the inclusion of SG&A expenses for a full nine months of Attends US as well as the inclusion of Attends Europe and EAM following the acquisitions for a total of $22 million. In addition, there were general increases in administration costs of $17 million which includes a $4 million increase in merger and acquisition costs. These factors were partially offset by lower costs related to our variable compensation program of $11 million and the curtailment of the post-retirement benefit plan of $13 million in the first nine months of 2012 when compared to 2011.

Other Operating Income (Loss)

Other operating loss amounted to $6 million in the first nine months of 2012, a decrease of $9 million compared to other operating income of $3 million in the first nine months of 2011. The decrease is primarily due to gains recorded on assets and land in the first nine months of 2011 of approximately $5 million and an increase in foreign exchange loss of $7 million. The increase was partially offset by a decrease in environmental provision of $1 million.

Operating Income

Operating income in the first nine months of 2012 amounted to $324 million, a decrease of $169 million compared to operating income of $493 million in the first nine months of 2011. This decrease is primarily due to the factors mentioned above as well as due to lower impairment and write-down of property, plant and equipment of $71 million and lower closure and restructuring costs of $11 million in 2012 as compared to 2011. For more details on the impairment and write-down of property, plant and equipment, refer to Item 1, Financial Statements and Supplementary Data, Note 11, of this Quarterly Report on Form 10-Q.

Interest Expense

We incurred $109 million of interest expense in the first nine months of 2012, an increase of $42 million compared to interest expense of $67 million in the first nine months of 2011. This increase in interest expense is primarily due to the partial repurchase of our 10.75% Notes, 9.5% Notes, 7.125% Notes and 5.375% Notes, on which we incurred tender offer premiums of $47 million and $3 million of additional charges as a result of the extinguishment which was partially offset by lower interest expense on these particular issues. Interest expense also increased due to the issuance of the $300 million of 4.4% Notes due 2022, $250 million of 6.25% Notes due 2042.

Equity Loss

We incurred a $5 million loss , net of taxes of nil, with regards to our joint venture Celluforce Inc. in the first nine months of 2012 (2011- nil).

Income Taxes

For the first nine months of 2012, our income tax expense amounted to $57 million, which was comprised of $44 million of current tax expense and $13 million of deferred tax expense, compared to tax expense of $122 million for the first nine months of 2011, which was comprised of current tax expense of $66 million and deferred tax expense of $56 million. We made income tax payments of $60 million during the nine months of 2012. In the first nine months of 2012 our effective tax rate was 27% compared to an effective tax rate of 29% for the first nine months of 2011. The effective tax rate for the first nine months of 2012 was impacted by the tax benefit of the $50 million of debt premium and repurchase costs, as well as the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of our 2011 tax returns. The effective tax rate for the first nine months of 2011 was impacted by the mix of earnings between jurisdictions.

Net Earnings

Net earnings amounted to $153 million ($4.20 per common share on a diluted basis) in the first nine months of 2012, a decrease of $151 million compared to $304 million ($7.38 per common share on a diluted basis) in the first nine months of 2011 due to the factors mentioned above.

PULP AND PAPER

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,153	$1,246	$3,476	$3,776
Intersegment sales	(42)	(43)	(137)	(154)

	$1,111	$1,203	$3,339	$3,622
Operating income	103	189	306	489
Shipments
Paper (in thousands of ST)	826	889	2,515	2,703
Pulp (in thousands of ADMT)	415	358	1,172	1,094

Sales and Operating Income

Sales

Sales in our Pulp and Paper segment amounted to $1,111 million in the third quarter of 2012, a decrease of $92 million, or 8%, compared to sales of $1,203 million in the third quarter of 2011. The decrease in sales is mainly attributable to decreased average selling prices for pulp of approximately 19% and lower shipments for paper of approximately 7%. These factors were partially offset by increases in pulp shipments by approximately 16%.

For the first nine months of 2012, sales in our Pulp and Paper segment decreased by $283 million, or 8%, compared to the first nine months of 2011. The decrease in sales is mainly attributable to decreased average selling prices for pulp of approximately 18% and lower shipments for paper of approximately 7%. These factors were partially offset by increases in pulp shipments by approximately 7% and slightly higher selling prices for paper.

Operating Income

Operating income in our Pulp and Paper segment amounted to $103 million in the third quarter of 2012, a decrease of $86 million or 46%, when compared to operating income of $189 million in the third quarter of 2011. The decrease in operating results is due primarily to decreases in average selling prices for pulp of $57 million and paper of $12 million, higher fiber costs of $7 million, higher chemical costs of $6 million, higher energy costs of $2 million, lower paper shipments of $22 million and lower efficiency mostly due to lack-of-order and maintenance downtime of $16 million. These factors were partially offset by a decrease in maintenance costs of $7 million, lower freight costs of $6 million, lower purchased pulp of $5 million and the curtailment of the post-retirement benefit plan of $13 million.

For the first nine months of 2012, operating income in our Pulp and Paper segment decreased by $183 million, or 37%, compared to the first nine months of 2011. The decrease is mostly attributable to a decrease in average selling prices for pulp of $166 million, lower shipments for paper of $54 million and lower efficiency mostly due to lack-of-order and maintenance downtime of $41 million. Additional factors contributing to the decrease include higher fiber costs of $23 million, higher chemical costs of $24 million and higher fixed costs and other costs of $23 million. These factors were partially offset by lower energy costs of $17 million, lower impairment of goodwill and property, plant and equipment charges of $71 million, higher selling prices for paper of $3 million, lower restructuring charges of $12 million, higher pulp shipments of $6 million, lower freight costs of $5 million, lower purchased pulp of $8 million, lower depreciation of $6 million, lower SG&A costs of $11 million, the curtailment of the post-retirement benefit plan of $13 million as well as the favorable impact of a lower Canadian dollar of $4 million, net of our hedging program.

Pricing Environment

Overall average sales prices in our paper business experienced a decrease in the third quarter of 2012 when compared to the third quarter of 2011. Our overall average paper sales prices were lower by $15/ton, or 1% in the third quarter of 2012 compared to the third quarter of 2011.

For the first nine months of 2012, our average paper sales prices increased slightly when compared to the first nine months of 2011. Our average sales prices were higher by $1/ton, in the first nine months of 2012 compared to the first nine months of 2011.

Our average pulp sales prices experienced a decrease in the third quarter of 2012 compared to the third quarter of 2011. Our sales price decreased by $144/metric ton, or 19%, in the third quarter of 2012 compared to the third quarter of 2011.

For the first nine months of 2012, our average pulp sales prices decreased when compared to the first nine months of 2011. Our average sales prices were lower by $140/metric ton, or 18%, in the first nine months of 2012 compared to the first nine months of 2011.

Operations

Shipments

Our paper shipments decreased by 63,000 tons, or 7%, in the third quarter of 2012 compared to the third quarter of 2011. For the first nine months of 2012, our paper shipments decreased by 188,000 tons, or 7% when compared to the first nine months of 2011. The decrease in the first nine months of 2012 when compared to the first nine months of 2011 is primarily due to lower market demand.

Our pulp trade shipments increased by 57,000 metric tons, or 16%, in the third quarter of 2012 compared to the third quarter of 2011. For the nine months of 2012, our pulp trade shipment increased by 78,000 metric tons, or 7%, when compared to the first nine months of 2011. These increases are a result of lack-of-order downtime for paper. As such, we strategically increased our pulp production and third party sales.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative biofuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. The amounts for the refundable credits are based on the volume of alternative biofuel mixtures produced and burned during that period. To date, we have received $508 million in refunds, net of federal income tax offsets. There has been no change in the Company’s status with respect to the alternative fuel tax credits previously claimed but we continue to assess the possibility of converting these credits into additional cellulosic biofuel producer credits. Any such conversion would require the repayment of any alternative fuel tax credit refund previously received in exchange for a credit to be used against future federal income tax.

During the second quarter of 2012, the IRS began an audit of our 2009 U.S. income tax return. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. As of September 30, 2012, we have gross unrecognized tax benefits and interest of $197 million and related deferred tax assets of $17 million associated with the alternative fuel tax credits. The recognition of these benefits, $180 million net of deferred taxes, would impact the effective tax rate.

During the third quarter of 2012, Office of Chief Counsel of the IRS issued a memo advising taxpayers who are eligible for and wish to convert all or a portion of these alternative fuel tax credits into the cellulosic biofuel producer credit, that the amount of the repayment would not be subject to interest. Taxpayers who wish to convert from the alternative fuel tax credit to the cellulosic biofuel producer credit must first repay the alternative fuel tax credit that they wish to convert. If the Company decides to convert alternative fuel tax credit to cellulosic biofuel producer credit, the repayment would result in Other Expense in the Company’s Consolidated Statement of Earnings and the corresponding portion of unrecognized tax benefits discussed above would be removed, resulting in a tax benefit. The Company has until March 15, 2013 to execute a conversion election.

Labor

In the U.S., a new umbrella agreement with the United Steelworkers Union (“USW”), expiring in 2015 and affecting approximately 2,900 employees at eight U.S. mills and one converting operation, was ratified effective December 1, 2011. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years. Local labor negotiations have concluded in Ashdown and Rothschild with ratifications. Local negotiations still are in progress at our Plymouth mill.

Agreements that expired in 2009 at our Dryden facilities in Canada were negotiated and ratified by the CEP. Negotiations at the Dryden mill with the International Union of Operating Engineers (“IOUE”) will commence in late October 2012. Negotiations at Ottawa/Hull dams with the CEP were concluded and ratified in July. The collective agreement with the CEP in Kamloops expired in the second quarter of 2012. A tentative agreement with the CEP in Kamloops was reached on October 3, 2012 and on October 9, 2012, a vote was conducted and the agreement was accepted.

In Canada, at the end of September 2012, there is one agreement that is outstanding covering 44 employees and ten agreements that are ratified covering approximately 1,886 unionized employees.

Closure and Restructuring

During the third quarter of 2012, we incurred $2 million of other costs related to ongoing and previous closures.

On June 13, 2012, we announced the signing of a Definitive Purchase and Sale Agreement with Energy Ottawa Inc. for the sale of our hydro assets in Ottawa, Ontario and Gatineau, Quebec for CDN $45 million. The assets have a carrying value of CDN $44 million classified as Property, plant and equipment and Intangible assets on the Consolidated Balance Sheets. The transaction includes three power stations (21MW of installed capacity), water rights in the area, as well as Domtar Inc.’s equity stake in the Chaudière Water Power Inc., a ring dam consortium. On June 26, 2012, Energy Ottawa Inc., the renewable energy subsidiary of Hydro Ottawa Holding Inc., assigned the Definitive Purchase and Sale Agreement to Chaudière Hydro Inc., its affiliate, which is now the purchaser. Energy Ottawa Inc. remains responsible for the purchaser’s obligation under the Definitive Purchase and Sale Agreement. Currently we have approximately 12 workers operating the hydro assets in Ottawa/ Gatineau who will become employees of Chaudière Hydro L.P., a subsidiary of Energy Ottawa Inc. upon closing of the transaction.

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

On March 29, 2011, we announced that we would permanently shut down one of four paper machines at our Ashdown, Arkansas pulp and paper mill. This measure reduced our annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. For the three and nine months ended September 30, 2011, we recorded $1 million recovery and $1 million expense, respectively, of inventory obsolescence and nil and $2 million, respectively, of severance and termination costs, as well as $8 million and $73 million, respectively, of accelerated depreciation on property, plant and equipment, a component of Impairment and write-down of property, plant and equipment. Operations ceased on August 1, 2011.

On February 1, 2011, we announced the closure of our forms plant in Langhorne, Pennsylvania, and recorded $4 million of severance and termination costs in the first quarter of 2011.

For the three and nine months ended September 30, 2012, we also incurred other costs related to previous and ongoing closures which include nil and $1 million, respectively, of severance and termination costs (2011 – $1 million and $2 million, respectively) and $2 million and $2 million, respectively, of other costs (2011 – $1 million and $5 million, respectively).

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

We had approximately 207 million gallons of cellulose biofuel that qualified for this CBPC for which we had not previously claimed under the Alternative Fuel Mixture Credit (“AFMC”) that represented approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we were successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFMC and CBPC could be claimed in the same year for different volumes of biofuel. In November 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in Income tax expense (benefit) on the Consolidated Statement of Earnings for the year ended December 31, 2010. As of December 31, 2011, approximately $26 million of this credit remains to offset future U.S. federal income tax liability. We expect to use all of the remaining credit during 2012 to offset required federal income tax installments.

During the third quarter of 2012, Office of Chief Counsel of the IRS issued a memo advising taxpayers who are eligible for and wish to convert all or a portion of these alternative fuel tax credits into the CBPC, that the amount of the repayment would not be subject to interest. Taxpayers who wish to convert from the alternative fuel tax credit to the CBPC must first repay the alternative fuel tax credits they wish to convert. If the Company decides to convert alternative fuel tax credits to CBPC, the repayment would result in Other Expense, in the Company’s Consolidated Statement of Earnings. The additional CBPC, which is taxable, would result in a tax benefit to the Company, net of associated income tax expense. The Company has until March 15, 2013 to execute a conversion election.

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

Eligible projects had to demonstrate an environmental benefit by either improved energy efficiency or increased renewable energy production. Although amounts have not been received in full, we have been allocated $145 million (CDN$143 million) through this Green Transformation Program, of which all have been approved. The funds were spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received were accounted for as an offset to the applicable plant and equipment asset amount. As of September 30, 2012, we have received $132 million (CDN $130 million) since the inception of the plan, mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills. We still have a $13 million receivable (CDN $13 million) under the Program.

DISTRIBUTION

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(In millions of dollars)
Sales	$167	$197	$528	$604
Operating loss	(5)	(1)	(8)	—

Sales and Operating Loss

Sales

Sales in our Distribution segment amounted to $167 million in the third quarter of 2012, a decrease of $30 million compared to sales of $197 million in the third quarter of 2011. This decrease in sales is mostly attributable to a decrease in deliveries of 16%, resulting from lower market demand.

For the first nine months of 2012, sales in our Distribution segment decreased by $76 million, or 13%, when compared to the first nine months of 2011, primarily due to the factors mentioned above as well as the sale of a business unit in the first quarter of 2011. Our deliveries in the first nine months of 2012 are lower by approximately 12% when compared to the first nine months of 2011.

Operating Loss

Operating loss amounted to $5 million in the third quarter of 2012, an increase of $4 million when compared to operating loss of $1 million in the third quarter of 2011. In addition to lower market demand, the increase in operating loss is also due to increased closure and restructuring costs of $1 million due to our withdrawal from a U.S. multi-employer plan.

For the first nine months of 2012, operating loss in our Distribution segment increased by $8 million when compared to the first nine months of 2011, primarily due to the factors mentioned above, lower margins as well as a gain of sale on a business unit of $3 million recorded in the first quarter of 2011.

Operations

Labor

We have collective agreements covering six locations in the U.S. and four locations in Canada. As of September 30, 2012, we have no outstanding agreements and ten ratified agreements affecting approximately 155 employees in the U.S. and Canada. Of the ten ratified agreements, eight expire in 2013 and two expire in 2014, affecting 89 and 66 employees, respectively.

PERSONAL CARE

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(In millions of dollars)
Sales	$111	$17	$288	$17
Operating income	12	—	32	—

Our Operations

Our Personal Care business sells and manufactures adult incontinence products marketed primarily under the Attends® brand name. We are one of the leading suppliers of adult incontinence products in North America and Northern Europe selling to hospitals (acute care) and nursing homes (long-term care) and we have a growing presence in the homecare and retail channels. We operate two manufacturing facilities, with each having the ability to produce multiple product categories. We also have a research and development facility and production lines which manufacture high quality airlaid and ultrathin laminated absorbent cores due to the acquisition of EAM.

Attends products are manufactured in the United States from one location in Greenville, North Carolina and in Northern Europe from one location in Aneby, Sweden. The research and development facility and production lines from our acquisition of EAM are located in Jesup, Georgia.

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

Sales and Operating Income

Sales

Sales in our Personal Care segment amounted to $111 million in the third quarter of 2012, an increase of $94 million compared to sales of $17 million in the third quarter of 2011. The increase is mainly due to the inclusion of results from operations for Attends Europe and EAM, following the completion of the acquisitions on March 1, 2012 and on May 10, 2012, respectively. A full quarter of operations from Attends US were also recorded in 2012, following the completion of the acquisition on September 1, 2011.

For the first nine months of 2012, sales in our Personal Care segment amounted to $288 million, an increase of $271 million, when compared to sales of $17 million in the first nine months of 2011. The increase is mainly due to the inclusion of results from operations for Attends Europe and EAM, following the completion of the acquisitions on March 1, 2012 and on May 10, 2012, respectively. In addition, a full nine months of results for Attends US were recorded in 2012.

Operating Income

Operating income amounted to $12 million in the third quarter of 2012, an increase of $12 million compared to operating income of nil in the third quarter of 2011. The increase is mainly due to the inclusion of operating income for Attends Europe and EAM, following the completion of the acquisitions on March 1, 2012 and on May 10, 2012, respectively. A full quarter of operating income from Attends US was also recorded in 2012, following the completion of the acquisition on September 1, 2011.

For the first nine months of 2012, operating income in our Personal Care segment amounted to $32 million, an increase of $32 million, when compared to operating income of nil in the first nine months of 2011. The increase is mainly due to the inclusion of operating income for Attends Europe and EAM, following the completion of the acquisitions on March 1, 2012 and on May 10, 2012, respectively. In addition, a full nine months of results for Attends US were recorded in 2012.

Operations

Labor

We employ 817 employees in the Personal Care segment. Approximately 390 non-unionized employees are in North America, including 54 employees at EAM and 427 employees are in Europe of which the majority are unionized.

For more details on the Attends Europe and EAM acquisitions, refer to Item 1, Financial Statements and Supplementary Data, Note 3, “Acquisition of Businesses” of this Quarterly Report on Form 10-Q.

STOCK-BASED COMPENSATION EXPENSE

For the third quarter of 2012, compensation expense recognized in our results of operations was $4 million while in the first nine months of 2012, $16 million of compensation expense was incurred as a result of the mark to market impact related to the liability awards. This compares to income of $9 million and expense of $9 million in the third quarter and the first nine months of 2011, respectively. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

Operating Activities

Cash flows provided from operating activities totaled $411 million in the first nine months of 2012, compared to $711 million in the first nine months of 2011, a decrease of $300 million. This decrease is primarily due to a decrease in profitability, increase in cash taxes, an increase in requirements for working capital and the impact of the $47 million tender premiums paid on the partial repurchase of our 10.75% Notes, 9.5% Notes, 7.125% Notes and 5.375% Notes.

Investing Activities

Cash flows used for investing activities were $469 million in the first nine months of 2012 compared to cash flows used for investing activities of $308 million in the first nine months of 2011. This is mainly due to the acquisition of Attends Healthcare Limited for $232 million (€173 million) and the acquisition of EAM for $61 million partially offset by the prior year acquisition of Attends US for $288 million as well as the increase in additions to property, plant and equipment of $107 million.

Financing Activities

Cash flows provided from financing activities were $207 million in the first nine months of 2012 compared to cash flows used for financing activities of $472 million in the first nine months of 2011, an increase of $679 million. This is a result of the issuance of $250 million of 6.25% Notes due 2042 in the third quarter of 2012 and the issuance of $300 million of 4.4% Notes due 2022, offset by the cash tender offer during the second quarter of 2012. In the tender offer, we repurchased $1 million of 5.375% Notes due 2013, $47 million of 7.125% Notes due 2015, $31 million of 9.5% Notes due 2016 and $107 million of 10.75% Notes due 2017, collectively $186 million aggregate principal amount of Notes, excluding accrued and unpaid interest. Also, we repurchased shares of our common stock for a total cost of $116 million in the first nine months of 2012 compared to $415 million in the first nine months of 2011.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $625 million at September 30, 2012, compared to $404 million at December 31, 2011.

On August 20, 2012, we issued $250 million 6.25% Notes due 2042 for net proceeds of $247 million. The net proceeds from the offering of the Notes will be used for general corporate purposes.

As a result of a cash tender offer during the first quarter of 2012, we repurchased $1 million of the 5.375% Notes due 2013, $47 million of the 7.125% Notes due 2015, $31 million of the 9.5% Notes due 2016 and $107 million of the 10.75% Notes due 2017. We incurred a premium of $47 million and additional charges of $3 million as a result of this extinguishment, both of which are included in Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

On March 7, 2012, we issued $300 million 4.4% Notes due 2022 for net proceeds of $297 million. The net proceeds from the offering were used to fund a portion of the cash tender offer, including the payment of accrued and applicable early tender premiums, not funded with cash on hand, as well as for general corporate purposes.

The Notes are redeemable, in whole or in part, at our option at any time. In the event of a change in control, each holder will have the right to require us to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest.

The Notes are general unsecured obligations and rank equally with existing and future unsecured and unsubordinated indebtedness. The Notes are fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement, as well as our other unsecured unsubordinated indebtedness.

On June 15, 2012, we amended and restated our existing Credit Agreement (the “Credit Agreement”), among us and certain of our subsidiaries as borrowers (collectively, the “Borrowers”) and the lenders and agents party thereto. The Credit Agreement amended our existing $600 million revolving credit facility that was scheduled to mature June 23, 2015.

The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility) that matures on June 15, 2017. The maximum aggregate amount of availability under the revolving Credit Agreement is $600 million, which may be borrowed in U.S. Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). Borrowings may be made by us, by our U.S. subsidiary Domtar Paper Company, LLC, by our Canadian subsidiary Domtar Inc. and by any additional borrower designated by us in accordance with the Credit Agreement. We may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement by one year, if, in each case, certain conditions are satisfied, including (i) the absence of any event of default or default under the Credit Agreement and (ii) the consent of the lenders participating in each such increase or extension, as applicable.

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

The Credit Agreement contains customary covenants for transactions of this type, including two financial covenants: (i) an interest coverage ratio as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2012, we were in compliance with our covenants, and no amounts were borrowed (December 31, 2011 – nil).

At September 30, 2012, we had outstanding letters of credit amounting to $12 million under this credit facility (December 31, 2011 – $29 million).

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

The Company has a receivables securitization program that matures in November 2013, with a utilization limit for borrowings or letters of credit of $150 million.

At September 30, 2012, we had no borrowings and $46 million of letters of credit under the program (December 31, 2011 – nil and $28 million). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility, and certain judgments being entered against us or our subsidiaries that remain outstanding for 60 consecutive days.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of September 30, 2012, there were 616,914 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2012, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2012, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third-party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $122 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $112 million (CDN$110 million).

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $112 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $112 million (CDN$110 million) as well as additional compensatory damages. On March 31, 2011, George Weston Limited filed a motion for summary judgment. On September 3, 2012, the Court directed that this matter proceed to examinations for discovery and trial, rather than proceed by way of summary judgment. A trial is expected in 2013. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in our defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of operations, or cash flows. No provision is recorded for this matter.

RECENT ACCOUNTING PRONOUNCEMENT

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

FUTURE ACCOUNTING CHANGES

Intangibles—Goodwill and Other

In July 2012, the FASB issued an update to Intangibles – Goodwill and Other, which simplifies how entities test indefinite-lived intangible assets for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to perform the quantitative impairment test.

The amended provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. This amendment impacts impairment testing steps only, and therefore adoption is not expected to have an impact on the Consolidated Financial Statements.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There has not been any material change in our exposure to market risk since December 31, 2011. In the first nine months of 2012, we have updated the following disclosure.

COST RISK

Cash flow hedges

We purchase natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, we may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. We formally document the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge forecasted purchases over the next five years. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Accumulated other comprehensive loss within Shareholders’ equity, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2012 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2012	2013	2014	2015	2016
Natural gas	12,180,000	MMBTU	(1)	$53	36%	27%	25%	14%	12%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of September 30, 2012. The critical terms of hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Other comprehensive income (loss) for the three and nine months ended September 30, 2012 resulting from hedge ineffectiveness (three and nine months ended September 30, 2011 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the United States, Canada, Sweden and China. As a result, we are exposed to movements in the foreign currency exchange rate in Canada, Europe and Asia. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, our earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. The Company’s Swedish subsidiary is exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than its Euro functional currency. Our risk management policy allows us to hedge a significant portion of our exposure to fluctuations in foreign currency exchange rates for periods up to five years. We may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in hedge of the subsidiary’s cash flow risk for purposes of the consolidated financial statements.

We formally document the relationship between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange forward contracts and currency options contracts used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary, forecasted sales in British Pound Sterling and forecasted purchases in U.S. dollars made by the Swedish subsidiary are designated as cash flow hedges. Current contracts are used to hedge forecasted sales or purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Other comprehensive income (loss), and is recognized in Cost of sales or in Sales in the period in which the hedged transaction occurs.

Net investment hedge

We use foreign exchange currency option contracts to hedge the net assets of Attends Europe to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. We are exposed to movements in foreign currency exchange rates of the Euro versus the U.S. dollar as Attends Europe has a Euro functional currency whereas we have a U.S. dollar functional and reporting currency. Current contracts are used to hedge the net investment over the next five months. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Other comprehensive income (loss) as part of the Foreign currency translation adjustments.

The following table presents the currency values under contracts pursuant to currency options outstanding as of September 30, 2012 to hedge forecasted purchases, forecasted sales and the net investment:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2012	2013
Currency options purchased	CDN	$425	50%	37%
	EUR	€176	97%	97%
	USD	$29	100%	69%
	GBP	£18	100%	62%

Currency options sold	CDN	$425	50%	37%
	EUR	€76	42%	42%
	USD	$29	100%	69%
	GBP	£18	100%	62%

The currency options are fully effective as at September 30, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive income for the three and nine months ended September, 2012 resulting from hedge ineffectiveness (three and nine months ended September 30, 2011 – nil).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2012, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended September 30, 2012:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Plans or Programs (1)	(d) Approximate dollar value of shares that may yet be purchased under the Plans or Programs (in 000’s)
July 1 through July 31, 2012	219,819	74.78	219,819	369,641
August 1 through August 31, 2012	52,030	72.02	52,030	365,893
September 1 through September 30, 2012	320,745	76.60	320,745	341,326

	592,594	75.52	592,594

(1)

During the third quarter of 2012, the Company repurchased 592,594 shares at an average price of $75.52 per share, for a total cost of $45 million under its stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011 and December 2011. We currently have $341 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. During October 2012, we repurchased 66,085 shares at an average price of $77.76 per share for a total cost of $5 million.

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

DOMTAR CORPORATION

Date:	November 2, 2012

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary