Form 10-K
period 2012-12-31
Domtar CORP
filed 2013-02-28
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Montreal, Quebec, H3A 1L6, Canada

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer  ☒          Accelerated Filer  ☐           Non-Accelerated Filer  ☐          Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was 2,707,214,110.

Number of shares of common stock outstanding as of February 19, 2013: 34,168,276

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, to be filed within 120 days of the close of the registrant’s fiscal year, in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.	BUSINESS

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers and adult incontinence products. The foundation of our business is a network of world class wood fiber converting assets that produce paper grade, fluff and specialty pulps. The majority of our pulp production is consumed internally to manufacture paper and consumer products. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We are also a leading marketer and producer of a complete line of incontinence care products marketed primarily under the Attends® brand name. We own and operate Ariva®, a network of strategically located paper and printing supplies distribution facilities. To learn more, visit www.Domtar.com.

We operate the following business segments: Pulp and Paper, Distribution and Personal Care. We had revenues of $5.5 billion in 2012, of which approximately 80% was from the Pulp and Paper segment, approximately 13% was from the Distribution segment and approximately 7% was from the Personal Care segment. Our Personal Care segment was formed on September 1, 2011, upon completion of the acquisition of Attends Healthcare Inc. (“Attends US”). On March 1, 2012, we completed the acquisition of Attends Healthcare Ltd. (“Attends Europe”), a manufacturer and supplier of adult incontinence care products in Northern Europe. In addition, on May 10, 2012, we completed the acquisition of EAM Corporation (“EAM”), a manufacturer of high quality airlaid and ultrathin laminated cores used in feminine hygiene, adult incontinence, baby diapers and other medical healthcare and performance packaging solutions. The acquired businesses are presented under our Personal Care reportable segment. Information regarding these business acquisitions is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 3 “Acquisition of Businesses.”

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments. Unless otherwise specified, “Domtar Inc.” refers to Domtar Inc., a 100% owned Canadian subsidiary.

OUR CORPORATE STRUCTURE

At December 31, 2012, Domtar Corporation had a total of 34,238,604 shares of common stock issued and outstanding, and Domtar (Canada) Paper Inc., an indirectly 100% owned subsidiary, had a total of 607,814 exchangeable shares issued and outstanding. These exchangeable shares are intended to be substantially the economic equivalent to shares of our common stock and are currently exchangeable at the option of the holder on a one-for-one basis for shares of our common stock. As such, the total combined number of shares of common stock and exchangeable shares issued and outstanding was 34,846,418 at December 31, 2012. Our common shares are traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS” and our exchangeable shares are traded on the Toronto Stock Exchange under the symbol “UFX.” Information regarding our common stock and the exchangeable shares is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 20 “Shareholders’ Equity.”

OUR BUSINESS SEGMENTS

We operate in the three reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies.

The following summary briefly describes the operations included in each of our reportable segments:

•

Pulp and Paper—Our Pulp and Paper segment comprises the design, manufacturing, sale and distribution of communication and specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

•

Distribution—Our Distribution segment involves the purchasing, warehousing, sale and distribution of our paper products and those of other manufacturers. These products include business and printing papers, certain industrial products and printing supplies.

•	Personal Care—Our Personal Care segment, which we formed in September 2011, consists of the design, manufacturing, sale and distribution of adult incontinence products.

Information regarding our reportable segments is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8, Financial Statements and Supplementary Data, under Note 23, of this Annual Report on Form 10-K. Geographic information is also included under Note 23 of the Financial Statements and Supplementary Data.

FINANCIAL HIGHLIGHTS PER SEGMENT	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 30, 2010
(In millions of dollars, unless otherwise noted)
Sales: (1)
Pulp and Paper	$4,575	$4,953	$5,070
Distribution	685	781	870
Personal Care (2)	399	71	—
Wood (3)	—	—	150

Total for reportable segments	5,659	5,805	6,090
Intersegment sales—Pulp and Paper	(177)	(193)	(229)
Intersegment sales—Wood	—	—	(11)

Consolidated sales	$5,482	$5,612	$5,850

Operating income (loss): (1)
Pulp and Paper	$346	$581	$667
Distribution	(16)	—	(3)
Personal Care (2)	45	7	—
Wood (3)	—	—	(54)
Corporate	(8)	4	(7)

Total	$367	$592	$603

Segment assets:
Pulp and Paper	$4,564	$4,874	$5,088
Distribution	73	84	99
Personal Care (2)	841	458	—
Wood (3)	—	—	—
Corporate	645	453	839

Total	$6,123	$5,869	$6,026

(1)	Factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report on Form 10-K.
(2)	On September 1, 2011, we acquired Attends US and formed a new reportable segment entitled Personal Care. Results of Attends US are included in the consolidated financial statements starting September 1, 2011. On March 1, and May 10, 2012, we grew our Personal Care segment with the acquisition of Attends Europe and EAM, respectively. Results of Attends Europe and EAM are included in the consolidated financial statements starting on March 1, 2012 and May 1, 2012, respectively.
(3)	We sold our Wood Products business on June 30, 2010.

PULP AND PAPER

Our Operations

We produce 4.2 million metric tons of hardwood, softwood and fluff pulp at 12 of our 13 mills (Port Huron being a non-integrated paper mill). The majority of our pulp is consumed internally to manufacture paper and consumer products, with the balance being sold as market pulp. We also purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated marketer and manufacturer of uncoated freesheet paper in North America. We have 10 pulp and paper mills (eight in the United States and two in Canada), with an annual paper production capacity of approximately 3.4 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 15 converting and distribution operations including a network of 12 plants located offsite of our paper making operations. Also, we have forms manufacturing operations at three offsite converting and distribution operations. Approximately 81% of our paper production capacity is in the U.S. and the remaining 19% is located in Canada.

We produce market pulp in excess of our internal requirements at our three non-integrated pulp mills in Kamloops, Dryden, and Plymouth as well as at our pulp and paper mills in Ashdown, Espanola, Hawesville, Windsor, Marlboro and Nekoosa. We sell approximately 1.6 million metric tons of pulp per year depending on market conditions. Approximately 50% of our trade pulp production capacity is in the U.S., and the remaining 50% is located in Canada.

The table below lists our operating pulp and paper mills and their annual production capacity.

			Saleable
Production Facility	Fiberline Pulp Capacity		Paper (1)
	# lines	(‘000 ADMT) (2)	# machines	Category (3)	(‘000 ST) (2)
Uncoated freesheet
Ashdown, Arkansas	3	747	3	Communication	703
Windsor, Quebec	1	447	2	Communication	641
Hawesville, Kentucky	1	430	2	Communication	578
Kingsport, Tennessee	1	282	1	Communication	414
Johnsonburg, Pennsylvania	1	238	2	Communication	369
Marlboro, South Carolina	1	325	1	Specialty & Packaging	278
Nekoosa, Wisconsin	1	155	3	Specialty & Packaging	118
Rothschild, Wisconsin	1	66	1	Communication	138
Port Huron, Michigan	—	—	4	Specialty & Packaging	114
Espanola, Ontario	2	352	2	Specialty & Packaging	77

Total Uncoated freesheet	12	3,042	21		3,430
Pulp
Kamloops, British Columbia	1	380	—		—
Dryden, Ontario	1	328	—		—
Plymouth, North Carolina	2	438	—		—

Total Pulp	4	1,146	—		—

Total	16	4,188	21		3,430
Total Trade Pulp(4)		1,625
Pulp purchases		129

Net pulp		1,496

(1)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(2)	ADMT refers to an air dry metric ton and ST refers to short ton.
(3)	Represents the majority of the capacity at each of these facilities.
(4)	Estimated third-party shipments dependent upon market conditions.

Our Raw Materials

The manufacturing of pulp and paper requires wood fiber, chemicals and energy. We discuss these three major raw materials used in our manufacturing operations below.

Wood Fiber

United States pulp and paper mills

The fiber used by our pulp and paper mills in the United States is hardwood and softwood, both being readily available in the market from multiple third-party sources. The mills obtain fiber from a variety of sources, depending on their location. These sources include a combination of supply contracts, wood lot management arrangements, advance stumpage purchases and spot market purchases.

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the United States, contracts with Quebec wood producers’ marketing boards, public land where we have wood supply allocations and from Domtar’s private lands. The softwood and hardwood fiber for our Espanola pulp and paper mill and the softwood fiber for our Dryden pulp mill, is obtained from third parties, directly or indirectly from public lands and through designated wood supply allocations for the pulp mills. The fiber used at our Kamloops pulp mill is all softwood, originating mostly from third-party sawmilling operations in the southern-interior part of British Columbia.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 0.9 million cubic meters of softwood and 1.0 million cubic meters of hardwood, for a total of 1.9 million cubic meters of wood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

During 2012, the cost of wood fiber relating to our Pulp and Paper segment comprised approximately 20% of the total consolidated cost of sales.

Chemicals

We use various chemical compounds in our pulp and paper manufacturing operations that we purchase, primarily on a central basis, through contracts varying between one and ten years in length to ensure product availability. Most of the contracts have pricing that fluctuates based on prevailing market conditions. For pulp manufacturing, we use numerous chemicals including caustic soda, sodium chlorate, sulfuric acid, lime and peroxide. For paper manufacturing, we also use several chemical products including starch, precipitated calcium carbonate, optical brighteners, dyes and aluminum sulfate.

During 2012, the cost of chemicals relating to our Pulp and Paper segment comprised approximately 13% of the total consolidated cost of sales.

Energy

Our operations consume substantial amounts of fuel including natural gas, fuel oil, coal and biomass, as well as electricity. We purchase substantial portions of the fuel we consume under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuates based on prevailing market conditions. Natural gas, fuel oil, coal and biomass are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat to be used in the chemical recovery process. About 76% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent cooking liquor. The remainder of the energy comes from purchased fossil fuels such as natural gas, oil and coal.

We own power generating assets, including steam turbines, at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. Electricity is primarily used to drive motors and other equipment, as well as provide lighting. Approximately 72% of our electric power requirements are produced internally. We purchase the balance of our power requirements from local utilities.

During 2012, energy costs relating to our Pulp and Paper segment comprised approximately 6% of the total consolidated cost of sales.

Our Transportation

Transportation of raw materials, wood fiber, chemicals and pulp into our mills is mostly done by rail and trucks although barges are used in certain circumstances. We rely strictly on third parties for the transportation of our pulp and paper products between our mills, converting operations, distribution centers and customers. Our paper products are shipped mostly by truck, and logistics are managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck. We work with all the major railroads and approximately 300 trucking companies in the United States and Canada. The length of our carrier contracts are generally from one to three years. We pay diesel fuel surcharges which vary depending on market conditions, and the cost of diesel fuel.

During 2012, outbound transportation costs relating to our Pulp and Paper segment comprised approximately 11% of the total consolidated cost of sales.

Our Product Offering and Go-to-Market Strategy

Our uncoated freesheet papers are used for communication and specialty and packaging papers. Communication papers are further categorized into business and commercial printing and publishing applications.

Our business papers include copy and electronic imaging papers, which are used with ink jet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 45% of our shipments of paper products in 2012.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. Design papers, a sub-group of commercial printing and publishing papers, have distinct features of color, brightness and texture and are targeted towards graphic artists, design and advertising agencies, primarily for special brochures and annual reports. These products also include base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 40% of our shipments of paper products in 2012.

We also produce paper for several specialty and packaging markets. These products consist primarily of base stock for thermal printing, flexible packaging, food packaging, medical gowns and drapes, sandpapers backing, carbonless printing, labels and other coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 15% of our shipments of paper products in 2012. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

The chart below illustrates our main paper products and their applications.

	Communication Papers				Specialty and Packaging Papers
Category	Business Papers		Commercial Printing and Publishing Papers
Type	Uncoated Freesheet				Uncoated Freesheet
Grade	Copy	Premium imaging Technology papers	Offset Colors Index Tag Bristol	Opaques Premium opaques Lightweight Tradebook	Thermal papers Food packaging Bag stock Security papers Imaging papers Label papers Medical disposables

Application	Photocopies Office documents Presentations	Presentations Reports	Commercial printing Direct mail Pamphlets Brochures Cards Posters	Stationery Brochures Annual reports Books Catalogs, Forms & Envelopes	Food & candy packaging Fast food takeout bag stock Check and security papers Surgical gowns

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

We sell business papers primarily to paper stationers, merchants, office equipment manufacturers and retail outlets. We distribute uncoated commercial printing and publishing papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to converters. We sell our specialty and packaging papers mainly to converters, who apply a further production process such as coating, laminating, folding or waxing to our papers before selling them to a variety of specialized end-users. We distributed approximately 33% of our paper products in 2012 through a large network of paper merchants operating throughout North America, one of which we own (see “Distribution”). Distributors, who sell our products to their own customers, represents our largest group of customers.

The chart below illustrates our channels of distribution for our paper products.

	Communication Papers						Specialty and Packaging Papers
Category	Business Papers			Commercial Printing and Publishing Papers
Domtar sells to:	Merchants i	Office Equipment Manufacturers / Stationers i	Retailers i	Merchants i	Converters i	End-Users	Converters i
Customer sells to:	Printers / Retailers / End-users	Retailers / Stationers / End-users	Printers / End-users	Printers / Converters/ End-users	Merchants/ Retailers		End-users

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to orders on short notice. In 2012, approximately 32% of our sales of market pulp were domestic, 11% were in Canada and 57% were in other countries.

Our ten largest customers represented approximately 39% of our 2012 Pulp and Paper segment sales or 32% of our total sales in 2012. In 2012, Staples, one of our customers of our Pulp and Paper segment represented approximately 11% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2012, approximately 79% of our Pulp and Paper segment sales were domestic, 10% were in Canada, and 11% were in other countries.

DISTRIBUTION

Our Operations

Our Distribution business involves the purchasing, warehousing, sale and distribution of our various products and those of other manufacturers. These products include business, printing and publishing papers and certain packaging products. These products are sold to a wide and diverse customer base, which includes small, medium and large commercial printers, publishers, quick copy firms, catalog and retail companies and institutional entities.

Our Distribution business operates in the United States and Canada under a single banner and umbrella name, Ariva®. Ariva operates throughout the Northeast, Mid-Atlantic and Midwest areas from 16 locations in the United States, including 12 distribution centers serving customers across North America. The Canadian business operates in two locations in Ontario, two locations in Quebec; and from two locations in Atlantic Canada.

Sales are executed by our sales force, based at branches strategically located in served markets. We distribute about 52% of our paper sales from our own warehouse distribution system and about 48% of our paper sales through mill-direct deliveries (i.e., deliveries directly from manufacturers, including ourselves, to our customers).

The table below lists all of our Ariva locations.

Eastern Region	Midwest Region	Ontario, Canada	Quebec, Canada	Atlantic Canada
Albany, New York	Cincinnati, Ohio	Ottawa, Ontario	Montreal, Quebec	Halifax, Nova Scotia
Boston, Massachusetts	Cleveland, Ohio	Toronto, Ontario	Quebec City, Quebec	Mount Pearl, Newfoundland
Harrisburg, Pennsylvania	Columbus, Ohio
Hartford, Connecticut	Covington, Kentucky
Lancaster, Pennsylvania	Dayton, Ohio
New York, New York	Fort Wayne, Indiana
Philadelphia, Pennsylvania	Indianapolis, Indiana
Southport, Connecticut
Washington, DC / Baltimore, Maryland

Our Raw Materials

The Distribution business sells annually approximately 0.5 million tons of paper, forms and industrial/packaging products from over 60 suppliers located around the world. Domtar products represent approximately 30% of the total.

Our Product Offering and Go-to-Market Strategy

Our product offerings address a broad range of printing, publishing, imaging, advertising, consumer and industrial needs and are comprised of uncoated, coated and specialized papers and packaging products. Our go-to-market strategy is to serve numerous segments of the commercial printing, publishing, retail, wholesale, catalog and industrial markets with logistics and services tailored to the needs of our customers. In 2012, approximately 61% of our sales were made in the United States and 39% were made in Canada.

PERSONAL CARE

Our Operations

Our Personal Care business sells and manufactures adult incontinence products and distributes disposable washcloths marketed primarily under the Attends® brand name. During 2012, we acquired Attends Europe, a manufacturer and supplier of adult incontinence care products in Northern Europe, consolidating our ownership of the Attends brand on both sides of the Atlantic. We are one of the leading suppliers of adult incontinence products sold into North America and Northern Europe, selling to hospitals (acute care) and nursing homes (long-term care) and we have a growing presence in the homecare and retail channels.

We operate two manufacturing facilities, with each having the ability to produce multiple product categories. We also have a research and development facility and production lines which manufacture high quality airlaid and ultrathin laminated absorbent cores.

Attends operates in the United States and in Europe:

•	Greenville, North Carolina: R&D, manufacturing and distribution

•	Aneby, Sweden: R&D, manufacturing and distribution

•	Jesup, Georgia: R&D, manufacturing and distribution

Our Industry Dynamics

Aging population

We compete in an industry with fundamental drivers for long-term growth. The aging population suggests that adult incontinence will become much more prevalent over the next several decades, as baby boomers enter their senior years and medical advances continue to extend the average lifespan. As an example, the National Association for Continence (“NAFC”) estimates that 10,000 Americans are turning 65 years old every day, or 3.65 million people per year. By the year 2030, approximately 71 million Americans are estimated to be 65 years old or older, representing over 20% of the U.S. population. It is estimated that approximately 5% of the world population, or 340 million individuals, is incontinent. After age 65, nearly one in three people are estimated to suffer from incontinence.

Increased healthcare spending

We are expected to benefit from the overall increase in national healthcare spending, which is due to an aging population and is aided by the recent federal legislative expansion of health insurance coverage, in the United States. Spending will likely increase at an even faster rate as health insurance coverage is expanded and the number of insured patients with the improved ability to access healthcare products and services increases. Growing healthcare expenditures are expected to spur an increase in spending within each of the channels served by Attends.

Our Raw Materials

The primary raw materials used in our manufacturing process are nonwovens, fluff pulp, super absorbent polymers, polypropylene film, elastics, adhesives and packaging materials that are purchased on a central basis with contracts varying between one and five years. Most contracts have prices that fluctuate based on prevailing market conditions.

Our Product Offering and Go-to-Market Strategy

Our products, which include branded and private label briefs, protective underwear, underpads, pads and washcloths, are available in a variety of sizes, as well as with differing performance levels and product attributes. Our broad product portfolio covers most price points across each product category.

We serve four channels: acute care, long-term care, homecare, and retail. Through the utilization of our flexible production platform, manufacturing expertise and efficient supply chain management, we are able to provide a complete and high-quality line of branded and unbranded products to customers across all channels. We maintain a direct sales organization in the United States, Canada and nine Northern European countries.

Our Product Development

We currently offer a comprehensive, full suite of products, and we continue to focus on product development to produce even more effective products for our customers. We continue to explore materials and processes that will allow us to manufacture products that absorb wetness quickly, while providing industry leading skin-dryness and superior containment.

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

To achieve these goals, we have established the following business strategies:

Perform: Drive performance in everything we do, focusing on customers, costs and cash. We are determined to operate our assets efficiently and to ensure we balance our production with our customer demand in papers. To generate cash flow, we are focused on assigning our capital expenditures effectively and minimizing working capital requirements. We apply prudent financial management policies to retain the flexibility needed to successfully execute on our strategic roadmap.

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

Grow our line of environmentally and ethically responsible products: We believe we are delivering best-in-class service to customers through a broad range of certified products. The development of EarthChoice®, our line of environmentally and socially responsible paper, is providing a platform upon which to expand our offering to customers. This product line is supported by leading environmental groups and offers customers the solutions and peace of mind through the use of a combination of Forest Stewardship Council® (FSC®) virgin fiber and recycled fiber.

Operate in a responsible way: We try to make a positive difference every day by pursuing sustainable growth, valuing relationships, and responsibly managing our resources. We care for our customers, end-users and stakeholders in the communities where we operate, all seeking assurances that resources are managed in a sustainable manner. We strive to provide these assurances by certifying our distribution and manufacturing operations and measuring our performance against internationally recognized benchmarks. We are committed to the responsible use of forest resources across our operations and we are enrolled in programs and initiatives to encourage landowners engaged towards certification to improve their market access and increase their revenue opportunities.

OUR COMPETITION

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers.

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In order to gain market share in uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We seek product differentiation through an extensive offering of high quality FSC-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products or shifts from one type of paper to another. All of our pulp and paper manufacturing facilities are located in the United States or in Canada where we sell 89% of our products. The five largest manufacturers of uncoated freesheet papers in North America represent approximately 80% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet papers. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, including the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The market pulp we sell is either fluff, softwood or hardwood pulp. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products. The fluff pulp we sell is used in absorbent products, incontinence products, diapers and feminine hygiene products. The softwood and hardwood pulp we sell is primarily slow growth northern bleached softwood and hardwood kraft, and we produce specialty engineered pulp grades with a pre-determined mix of wood species. Our hardwood and softwood pulps are sold to customers who make a variety of products for specialty paper, packaging, tissue and industrial applications, and customers who make printing and writing grades. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the United States or in Canada, and we sell 57% of our pulp to other countries.

In the adult incontinence business in North America, the top 5 manufacturers supply approximately 90% of the market share and have done so for at least the last 10 years. Competition is along the line of four major product categories—protective underwear, light pads, briefs and underpads with customers split between retail and institutional channels. The retail channel has the majority of sales concentrated in mass marketers and drug stores. The institutional channel includes extended care (long term care and homecare) and acute care facilities. In the adult incontinence business in Europe, we compete in the Western, Northern and Central Europe markets where the top 5 manufacturers supply approximately 80% to the healthcare channel and 99% of the retail channel. Competition is along the line of four major product categories: pads, pull-ons, briefs and underpads, with customers mostly split between mass retail, prescription and closed contract. The mass retail market is more fragmented than in North American markets with a mix of larger chains and smaller players. Approximately 70% of institutional and homecare expenditures are funded by local governments in Western Europe. In the adult incontinence business, the principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities.

OUR EMPLOYEES

We have over 9,300 employees, of which approximately 63% are employed in the United States, 31% in Canada, 5% in Europe and 1% in Asia. Approximately 53% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis. Certain agreements covering approximately 674 employees will expire in 2013 and others will expire between 2014 and 2017.

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

Domtar effects this commitment to sustainability at every level and every location across the company. With the support of the Board of Directors, our Management Committee empowers senior managers from manufacturing, technology, finance, sales and marketing and corporate staff functions to regularly come together and establish key sustainability performance metrics, and to routinely assess and report on progress. In 2011, Domtar decided to establish a new, vice-president position to help lead this effort, allowing the company’s organizational structure to better reflect the priority focus the company places on sustainable performance. At the same time, recognizing that the promise of sustainability is only achieved if it is woven into the fiber of an organization, Domtar is committed to establishing EarthChoice Ambassadors—sustainability leaders and advocates—in every one of the company’s locations. We believe that weaving sustainability into our business positions Domtar for the future.

OUR ENVIRONMENTAL CHALLENGES

Our business is subject to a wide range of general and industry-specific laws and regulations in the United States and other countries were we have operations, relating to the protection of the environment, including those governing harvesting, air emissions, climate change, waste water discharges, the storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations and health and safety matters. Compliance with these laws and regulations is a significant factor in the operation of our business. We may encounter situations in which our operations fail to maintain full compliance with applicable environmental requirements, possibly leading to civil or criminal fines, penalties or enforcement actions, including those that could result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures at substantial costs, such as the installation of additional pollution control equipment or other remedial actions.

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. For example, in December 2012, the United States Environmental Protection Agency proposed a new set of standards related to all industrial boilers, including those present at pulp and paper mills. Additional information regarding environmental matters is included in Part I, Item 3, Legal Proceedings, under the caption “Climate change regulation” and in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, under the section of Critical accounting policies, caption “Environmental matters and other asset retirement obligations.”

OUR INTELLECTUAL PROPERTY

Many of our brand name products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, Domtar EarthChoice®, Attends®, NovaThin®, NovaZorb® and Ariva®. These brand names and trademarks are important to the business. Our numerous trademarks have been registered in the United States and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

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

OUR EXECUTIVE OFFICERS

John D. Williams, age 58, has been president, chief executive officer and a director of the Company since January 1, 2009. Previously, Mr. Williams served as president of SCA Packaging Europe between 2005 and 2008. Prior to assuming his leadership position with SCA Packaging Europe, Mr. Williams held increasingly senior management and operational roles in the packaging business and related industries.

Melissa Anderson, age 48, is the senior vice-president, human resources of the Company. Ms. Anderson joined Domtar in January 2010. Previously, she was senior vice-president, human resources and government relations, at The Pantry, Inc., an independently operated convenience store chain in the southeastern United States. Prior to this, she held senior management positions with International Business Machine (“IBM”) over the span of 19 years.

Daniel Buron, age 49, is the senior vice-president and chief financial officer of the Company. Mr. Buron was senior vice-president and chief financial officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was vice-president, finance, pulp and paper sales division and, prior to September 2002, he was vice-president and controller. He has over 24 years of experience in finance.

Michael Edwards, age 65, is the senior vice-president, pulp and paper manufacturing of the Company. Mr. Edwards was vice-president, fine paper manufacturing of Weyerhaeuser since 2002. Since joining Weyerhaeuser in 1994, he has held various management positions in the pulp and paper operations. Prior to Weyerhaeuser, Mr. Edwards worked at Domtar Inc. for 11 years. His career in the pulp and paper industry spans over 49 years.

Michael Fagan, age 51, is the senior vice-president, personal care of the Company. Mr. Fagan joined Domtar in 2011, following the acquisition of Attends Healthcare Products, Inc. Mr. Fagan has been with Attends since 1999, when he was hired as Senior Vice President of Sales and Marketing. He was promoted to President and CEO in 2006. Prior to joining Attends, Mr. Fagan held a variety of sales development roles with Procter & Gamble, the previous owners of the Attends line of products.

Zygmunt Jablonski, age 59, is the senior vice-president, law and corporate affairs of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years. From 1985 to 1994, he practiced law in Washington, DC.

Patrick Loulou, age 44, is the senior vice-president, corporate development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector as well as in management consulting. He has over 14 years of experience in corporate strategy and business development.

Mark Ushpol, age 49, is the senior vice-president, distribution of the Company. Mr. Ushpol joined Domtar in January 2010. Previously, he was sales and marketing director of Mondi Europe & International Uncoated Fine Paper, where he was in charge of global uncoated fine paper sales. He has over 23 years of experience in senior marketing and sales management with the last 16 years in the pulp and paper sector. Prior to that, he was involved in the plastics industry in South Africa for 8 years.

Richard L. Thomas, age 59, is the senior vice-president, sales and marketing of the Company. Mr. Thomas was vice-president of fine papers of Weyerhaeuser since 2005. Prior to 2005, he was vice-president, business papers of Weyerhaeuser. Mr. Thomas joined Weyerhaeuser in 2002 when Willamette Industries, Inc. was acquired by Weyerhaeuser. At Willamette, he held various management positions in operations since joining in 1992. Previously, he was with Champion International Corporation for 12 years.

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

RISKS RELATING TO THE INDUSTRIES AND BUSINESSES OF THE COMPANY

The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials.

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

Failure to successfully implement the Company business diversification initiatives could have a material adverse affect on its business, financial results or condition.

The Company is pursuing strategic initiatives that management considers important to our long-term success. The most recent initiatives include, but are not limited to, the acquisitions in adult incontinence business and the conversion of a commodity paper mill to produce lighter basis weight specialty paper. The intent of these initiatives is to help grow the business and counteract the secular decline in our core North American paper business. These initiatives may involve organic growth, select joint ventures and strategic acquisitions. The success of these initiatives will depend, among other things, on our ability to identify potential strategic initiatives, understand the key trends and principal drivers affecting businesses to be acquired and to execute the initiatives in a cost effective manner. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control.

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

The pulp and paper industry is highly cyclical. Fluctuations in the prices of and the demand for the Company’s pulp and paper products could result in lower sales volumes and smaller profit margins.

The pulp and paper industry is highly cyclical. Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for the Company’s pulp and paper products. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most of the Company’s paper products are commodities that are widely available from other producers. Even the Company’s non-commodity products, such as value-added papers, are susceptible to commodity dynamics. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

The overall levels of demand for the products the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, the continuation of the current level of service and cost of postal services, as well as competition from electronic substitution. See “Conditions in the global capital and credit markets, and the economy generally, can adversely affect the Company business, results of operations and financial position” and “The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials.”

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

As a result, prices for all of the Company’s pulp and paper products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under “Closure and restructuring activities.” Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control, as described below. If the prices of or demand for its pulp and paper products decline, or if its wood fiber, chemical or energy costs increase, or both, its sales and profitability could be materially and adversely affected.

Conditions in the global capital and credit markets and the economy generally, can adversely affect the Company’s business, results of operations and financial position.

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

The Company’s pulp and paper businesses may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company, comprising approximately 20% of the total cost of sales during 2012. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

Employees at 23 of the Company’s facilities, representing a majority of the Company’s 9,300 employees, are represented by unions through collective bargaining agreements generally on a facility basis. Certain of these agreements will expire in 2013 and others will expire between 2014 and 2017. As of December 31, 2012, all unionized employees in the U.S., Canada and Europe were covered by a ratified agreement. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and financial condition.

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

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 11% of the Company’s sales in 2012. A loss of any of these significant customers could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 11% of the Company’s sales in 2012. A significant reduction in sales to any of the Company’s key customers, which could be due to factors outside its control, such as purchasing diversification or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations.

A material disruption at one or more of the Company’s manufacturing facilities could prevent it from meeting customer demand, reduce its sales and/or negatively impact its net income.

Any of the Company’s manufacturing facilities, or any of its machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

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

The Company’s businesses are capital intensive and require that it regularly incur capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2012, the Company’s total capital expenditures were $236 million (2011—$144 million).

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

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the revolving credit facility contains restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2012, the Company had no borrowings and had outstanding letters of credit amounting to $12 million under its revolving credit facility, resulting in $588 million of availability for future drawings under this credit facility. Also, the Company can use securitization of certain receivables to provide additional liquidity to fund its operations. At December 31, 2012 the Company had no borrowings and $38 million of letters of credit outstanding under the securitization program (2011—nil and $28 million), resulting in $112 million of availability for future drawings under this program. Other new borrowings could also be incurred by Domtar Corporation or its subsidiaries. Among other things, the Company could determine to incur additional debt in connection with a strategic acquisition. If the Company incurs additional debt, the risks associated with its leverage would increase.

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Company’s unsecured long-term notes and service its other debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

For 2012, the Company had approximately $116 million in debt service, including $47 million of tender offer premium. The Company’s ability to make payments on and refinance its debt, including the Company’s unsecured long-term notes and amounts borrowed under its revolving credit facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

The Company has manufacturing and converting operations in the United States, Canada, Sweden and China. As a result, it is exposed to movements in foreign currency exchange rates in Canada, Europe and Asia. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. Therefor, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European and Asian currencies relative to the U.S. dollar. The Company’s Swedish subsidiary is exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than its Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the consolidated financial statements. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. This factor could adversely affect the Company’s financial results.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2012, the Company’s defined benefit plans had a surplus of $42 million on certain plans and a deficit of $189 million on others.

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2012, the Company’s Canadian defined benefit pension plans held assets with a fair value of $1,505 million (CDN $1,497 million), including a fair value of $213 million (CDN $211 million) of restructured asset backed notes (“ABN”) (formerly asset backed commercial paper (“ABCP”)).

Most of the ABN investments were subject to restructuring (under the court order governing the Montreal Accord that was completed in January 2009) while the remainder is in conduits restructured outside the Montreal Accord or subject to litigation between the sponsor and the credit counterparty. At December 31, 2012, the Company determined that the fair value of these ABN investments was $213 million (CDN $211 million)

(2011—$205 million (CDN $208 million). Possible changes that could have a material effect on the future value of the ABN include (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABN market, (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits and (4) the passage of time, as most of the notes will mature by early 2017.

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

The Company is subject to a wide range of general and industry-specific laws and regulations in the United States and other countries were we have operations, relating to the protection of the environment and natural resources, including those governing air emissions, greenhouse gases and climate change, wastewater discharges, harvesting, silvicultural activities, the storage, management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat, and health and safety matters. In particular, the pulp and paper industry in the United States is subject to the United States Environmental Protection Agency’s (“EPA”) “Cluster Rules.”

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $64 million of operating expenses and $4 million of capital expenditures in connection with environmental compliance and remediation in 2012. As of December 31, 2012, the Company had a provision of $83 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping and asbestos removal) ($92 million as of December 31, 2011).

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or interpretation thereof, might require significant expenditures. For example, changes in climate change regulation—See Part I, Item 3, Legal Proceedings, under the caption “Climate change regulation,” and see Part II, Item 8, Note 21 “Commitments and Contingencies” under the caption “Industrial Boiler Maximum Achievable Controlled Technology Standard (“MACT”).”

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

Interruption or failures of the Company information technology systems could have a material adverse effect on our business operations and financial results.

The Company information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment, processing transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, and providing other processes necessary to manage its business. The failure of these information technology systems to perform as anticipated could disrupt the Company’s business and negatively impact its financial results. In addition, these information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses, or cyber-based attacks. While the Company has contingency plans in place to prevent or mitigate the impact of these events, if they were to occur and the Company disaster recovery plans do not effectively address the issues on a timely basis, the Company could suffer interruptions in its ability to manage its operations, which may adversely affect its business and financial results.

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

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $111 million (CDN$110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. on March 7, 2007 (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $111 million (CDN$110 million) as well as additional compensatory damages. On March 31, 2011, George Weston Limited filed a motion for summary judgment. On September 3, 2012, the Court directed that this matter proceed to examinations for discovery and trial, rather than proceed by way of summary judgment. A trial is expected to commence on October 21, 2013. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. No provision is recorded for this matter.

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

Dallas, Texas

DuBois, Pennsylvania

Griffin, Georgia

Indianapolis, Indiana

Owensboro, Kentucky

Ridgefields, Tennessee

Rock Hill, South Carolina

Tatum, South Carolina

Washington Court House, Ohio

Zengcheng, China

Forms Manufacturing:

Dallas, Texas

Indianapolis, Indiana

Rock Hill, South Carolina

Enterprise Group*—United States:

Birmingham, Alabama

Phoenix, Arizona

Hayward, California

Riverside, California

Denver, Colorado

Jacksonville, Florida

Lakeland, Florida

Medley, Florida

Duluth, Georgia

Boise, Idaho

Addison, Illinois

Indianapolis, Indiana

Piper, Indiana

Altoona, Iowa

Kansas City, Kansas

Lexington, Kentucky

Louisville, Kentucky

Mansfield, Massachusetts

Wayland, Michigan

Wayne, Michigan

Minneapolis, Minnesota

Jackson, Mississippi

Overland, Missouri

Omaha, Nebraska

Hoboken, New Jersey

Albuquerque, New Mexico

Buffalo, New York

Charlotte, North Carolina

Brookpark, Ohio

Cincinnati, Ohio

Plain City, Ohio

Langhorne, Pennsylvania

Pittsburgh, Pennsylvania

Chattanooga, Tennessee

Knoxville, Tennessee

Memphis, Tennessee

Antioch, Tennessee

El Paso, Texas

Garland, Texas

Houston, Texas

San Antonio, Texas

Salt Lake City, Utah

Richmond, Virginia

Kent, Washington

Milwaukee, Wisconsin

Enterprise Group*—Canada:

Calgary, Alberta

Dorval, Quebec

Brampton, Ontario

Delta, British Columbia

Regional Replenishment Centers (RRC)—United States:

Charlotte, North Carolina

Addison, Illinois

Garland, Texas

Jacksonville, Florida

Langhorne, Pennsylvania

Mira Loma, California

Kent, Washington

Regional Replenishment Centers (RRC)—Canada:

Richmond, Quebec

Missisauga, Ontario

Winnipeg, Manitoba

Representative office—International

Guangzhou, China

Hong Kong, China

Distribution

Divisional Head Office:

Covington, Kentucky

Ariva—Eastern Region:

Albany, New York

Boston, Massachusetts

Harrisburg, Pennsylvania

Hartford, Connecticut

Lancaster, Pennsylvania

New York, New York

Philadelphia, Pennsylvania

Southport, Connecticut

Washington, DC / Baltimore, Maryland

Ariva—Midwest Region:

Covington, Kentucky

Cincinnati, Ohio

Cleveland, Ohio

Columbus, Ohio

Dayton, Ohio

Fort Wayne, Indiana

Indianapolis, Indiana

Ariva—Canada:

Ottawa, Ontario

Toronto, Ontario

Montreal, Quebec

Quebec City, Quebec

Halifax, Nova Scotia

Mount Pearl, Newfoundland

Personal Care

Divisional Head Office:

Raleigh, North Carolina

Attends—North America

Manufacturing and Distribution:

Greenville, North Carolina

Attends—Europe

Manufacturing and Distribution:

Aneby, Sweden

EAM Corporation

Manufacturing and Distribution:

Jesup, Georgia

*	Enterprise Group is involved in the sale and distribution of Domtar papers, notably continuous forms, cut size business papers as well as digital papers, converting rolls and specialty products.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. The Company periodically reviews the status of these proceedings and assesses the likelihood of any adverse judgments or outcomes of these legal proceedings, as well as analyzes probable losses. Although the final outcome of any legal proceeding is subject to a number of variables and cannot be predicted with any degree of certainty, management currently believes that the ultimate outcome of current legal proceedings will not have a material adverse effect on the Company’s long-term results of operations, cash flow or financial position. However, an adverse outcome in one or more of the following significant legal proceedings could have a material adverse effect on the Company results or cash flow in a given quarter or year.

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

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $111 million (CDN$110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. on March 7, 2007 (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $111 million (CDN$110 million) as well as additional compensatory damages. On March 31, 2011, George Weston Limited filed a motion for summary judgment. On September 3, 2012, the court directed that this matter proceed to examination for discovery and trial, rather than proceed by way of summary judgment. The trial is expected to commence on October 21, 2013. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. No provision is recorded for this matter.

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

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. Beyond the filing of preliminary pleadings, no steps have been taken by the parties in this action. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar Inc. (“responsible persons”) in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The appeal hearing has been adjourned and has been preliminarily re-scheduled for the fall of 2013. The relevant government authorities selected a remediation approach on July 15, 2011 and on January 8, 2013 the same authorities decided that each responsible persons’ implementation plan is satisfactory and that the responsible persons are to decide which plan is to be used. On February 6, 2013, the responsible persons appealed the January 8, 2013 decision and Seaspan applied for a stay of execution. On February 18, 2013, the Board granted an interim stay of the January 8, 2013 decision. The Company has recorded an environmental reserve to address estimated exposure and the reasonably possible loss in excess of the reserve is not considered to be material for this matter.

At December 31, 2012, the Company had a provision of $83 million ($92 million at December 31, 2011) for environmental matters and other asset retirement obligations. Certain of these amounts have been discounted due to more certainty of the timing of expenditures. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, result of operations or cash flows.

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

In the United States, Congress has considered legislation to reduce emissions of GHGs, although it appears that the federal government will continue to consider methods to reduce GHG emissions from public utilities and certain other emitters. Several states already are regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) has adopted and implemented GHG permitting requirements for new source and modifications of existing industrial facilities and has recently proposed GHG performance standard for new electric utilities under the agency’s existing Clean Air Act authority. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG containment and reduction programs or to pay taxes or other fees with respect to any failure to achieve the mandated results. This, in turn, will increase the Company’s operating costs. However, the Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

The province of Quebec initiated, as part of its commitment to the Western Climate Initiative (“WCI”), a GHG cap-and-trade system on January 1, 2012. Reduction targets for Quebec have been promulgated and are effective starting January 1, 2013. The Company does not expect the cost of compliance will have a material impact on the Company’s financial position, results of operations or cash flows. With the exception of the British Columbia carbon tax, which applies to the purchase of fossil fuels within the province and which was implemented in 2008, there are presently no federal or provincial legislation on regulatory obligations that affect the emission of GHGs for the Company’s pulp and paper operations elsewhere in Canada.

Under the Copenhagen Accord, the Government of Canada has committed to reducing greenhouse gases by 17% from 2005 levels by 2020. A sector by sector approach is being used to set performance standards to reduce greenhouse gases. On September 5, 2012, final regulations were published for the coal-fired electrical generators which will go in force July 1, 2015. The industry sector, which includes pulp and paper, is the next sector to undergo this review. The Company does not expect the performance standards to be disproportionately affected by these future measures compared with other pulp and paper producers in Canada.

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

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS.” The following table sets forth the price ranges of our common stock during 2012 and 2011.

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2012 Quarter
First	100.59	83.98	95.38	99.71	84.92	95.28
Second	99.27	75.64	76.71	98.34	78.00	78.00
Third	78.80	69.73	78.29	80.00	70.25	77.07
Fourth	84.66	73.08	83.52	84.00	73.21	82.90

Year	100.59	69.73	83.52	99.71	70.25	82.90

2011 Quarter
First	93.88	75.49	91.78	92.71	75.43	89.00
Second	105.80	84.72	94.72	102.31	81.53	91.37
Third	99.65	64.58	68.17	95.44	63.88	71.36
Fourth	85.21	62.28	79.96	84.82	66.12	81.51

Year	105.80	62.28	79.96	102.31	63.88	81.51

HOLDERS

At December 31, 2012, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 7,870 and the number of shareholders of record (registered and non-registered) of Domtar (Canada) Paper Inc. exchangeable shares was approximately 6,519.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

On February 20, 2013, the Board of Directors approved a quarterly dividend of $0.45 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on April 15, 2013 to shareholders of record on March 15, 2013.

During 2012, Domtar Corporation declared and paid four quarterly dividends. The first quarter dividend was $0.35 per share, relating to 2011, and the remainder were $0.45 per share relating to 2012, to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $13 million, $16 million, $16 million and $16 million were paid on April 16, 2012, July 16, 2012, October 15, 2012 and January 15, 2013, respectively.

During 2011, Domtar Corporation declared and paid four quarterly dividends. The first quarter dividend was $0.25 per share relating to 2010 and the remainder were $0.35 per share relating to 2011, to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $10 million, $15 million and $13 million were paid on April 15, July 15 and October 17, 2011, respectively, and the fourth quarter dividend of approximately $13 million was paid on January 15, 2012.

In addition, on May 4, 2010, the Board of Directors authorized a stock repurchase program (the “Program”) for up to $150 million of the Company’s common stock. On May 4, 2011, the Company’s Board of Directors approved an increase to the Program from $150 million to $600 million. On December 15, 2011, the Company’s Board of Directors approved another increase to the Program from $600 million to $1 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns.

The Company makes open market purchases of its common stock using general corporate funds. Additionally, it may enter into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements require the Company to make up-front payments to the counterparty financial institutions which results in either (i) the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or (ii) the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During 2012, the Company repurchased 2,000,925 shares at an average price of $78.32 for a total cost of $157 million (2011—5,921,732; $83.52 and $494 million, respectively). As of February 21, 2013, the Company repurchased 156,500 shares at an average price of $76.18 for a total cost of $12 million since the beginning of 2013.

All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

Share repurchase activity under our share repurchase program was as follows during the year ended December 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
January 1 through March 31, 2012	37,171	$94.57	37,171	$457,670
April 1 through June 30, 2012	891,902	$80.27	891,902	$386,078
July 1 through September 30, 2012	592,594	$75.52	592,594	$341,326
October 1 through December 31, 2012	479,258	$76.89	479,258	$304,477

	2,000,925	$78.32	2,000,925	$304,477

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on December 31, 2007 with a $100 investment in an equally-weighted portfolio of a peer group(1), and a $100 investment in the S&P 400 MidCap Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

In May 2011, Domtar Corporation was added to the Standard and Poor’s MidCap 400 Index and since then we are using this Index.

(1)	On May 18, 2007, the Human Resources Committee of the Board of Directors established performance measures as part of the Performance Conditioned Restricted Stock Unit (“PCRSUs”) Agreement including the achievement of a total shareholder return compared to a peer group. The 2012 peer group includes Boise Inc., Buckeye Technologies Inc., Clearwater Paper Corporation, RockTenn Company, Kapstone Paper & Packaging Corporation, Schweitzer-Mauduit International Inc., Sonoco Products Company, Glatfelter Corporation, International Paper Co., MeadWestvaco Corporation, Packaging Corp. of America, Sappi Ltd., UPM-Kymmene Corp., and Wausau Paper Corporation.

This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends and special dividends.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008 (1)
(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$5,482	$5,612	$5,850	$5,465	$6,394
Closure and restructuring costs and, impairment and write-down of goodwill, property, plant and equipment and intangible assets	44	137	77	125	751
Depreciation and amortization	385	376	395	405	463
Operating income (loss)	367	592	603	615	(437)
Net earnings (loss)	172	365	605	310	(573)
Net earnings (loss) per share—basic	$4.78	$9.15	$14.14	$7.21	($13.33)
Net earnings (loss) per share—diluted	$4.76	$9.08	$14.00	$7.18	($13.33)
Cash dividends declared and paid per common and exchangeable share	$1.70	$1.30	$0.75	—	—

Balance Sheet Data:
Cash and cash equivalents	$661	$444	$530	$324	$16
Net property, plant and equipment	3,401	3,459	3,767	4,129	4,301
Total assets	6,123	5,869	6,026	6,519	6,104
Working capital	648	660	655	1,024	841
Long-term debt due within one year	79	4	2	11	18
Long-term debt	1,128	837	825	1,701	2,110
Total shareholders’ equity	2,877	2,972	3,202	2,662	2,143

(1)	In 2008, we conducted an impairment test on our goodwill and concluded that goodwill was impaired and we recorded a non-cash impairment charge of $321 million. Also in 2008, we conducted impairment tests on our Dryden, Ontario and Columbus, Mississippi mills and concluded the assets were impaired and recorded a non-cash impairment charge of $360 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s audited consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the twelve month periods ended December 31, 2012, 2011 and 2010. The twelve month periods are also referred to as 2012, 2011 and 2010.

EXECUTIVE SUMMARY

In 2012, we reported operating income of $367 million, a decrease of $225 million compared to $592 million in 2011. This decrease in operating income is mainly due to a decrease in our pulp and paper segment, which experienced lower selling prices for pulp ($184 million reflecting a selling price decrease of approximately 16% when compared to 2011), lower paper shipments ($39 million reflecting a decrease in demand for our paper by approximately 6% when compared to 2011) as well as the negative impact of lower production volume ($60 million). Our strategy of maintaining our production levels in line with our customer demand has resulted in taking lack-of-order downtime and slowdowns of 85,000 tons of paper in 2012, compared to 47,000 tons in 2011. We also had lower deliveries in our Distribution segment and higher costs for chemicals and fiber in 2012 when compared to 2011. These cost increases were partially offset by lower impairment and write-down of property, plant and equipment and intangible assets costs of $71 million, lower closure and restructuring costs of $22 million, lower energy costs of $18 million and higher pulp shipments of $13 million in 2012. In addition, we had an increase in operating income in our Personal Care segment of $38 million when compared to 2011. This increase in operating income in our Personal Care segment is mostly related to the inclusion of a full year of results for Attends Healthcare Inc. (“Attends US”) as well as the acquisition of Attends Healthcare Limited (“Attends Europe”) in the first quarter of 2012 and the acquisition of EAM Corporation (“EAM”) in the second quarter of 2012.

These and other factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis.

In 2013, we expect market demand for uncoated freesheet paper to decline at a 3 to 4% rate in North America, but our shipments are expected to trend slightly better than market due to an exposure to stable specialty and packaging papers and the incremental volume from the supply agreement signed with Appleton. Paper prices are expected to remain at levels similar to year-end while we expect a slow and steady recovery in pulp prices. The implementation of our growth plans in the Personal Care segment are expected to yield incremental earnings beginning in the fourth quarter of 2013.

Acquisition of Businesses

On May 10, 2012, we completed the acquisition of 100% of the outstanding shares of EAM, a leading manufacturer of high quality absorbent composite solutions, from Kinderhook Industries, LLC. EAM produces airlaid and ultrathin laminated absorbent cores with brands such as NovaThin® and NovaZorb® used in feminine hygiene, adult incontinence, baby diapers and other medical healthcare and performance packaging solutions. EAM operates a manufacturing, research and development and distribution facility in Jesup, Georgia. The purchase price was $61 million in cash, including working capital, net of cash acquired of $1 million. The results of EAM’s operations have been included in the consolidated financial statements since May 1, 2012, the effective date of the transaction and are presented in the Personal Care reportable segment.

On March 1, 2012, we completed the acquisition of 100% of the outstanding shares of Attends Europe, a manufacturer and supplier of adult incontinence care products in Northern Europe. Attends Europe sells and markets a complete line of branded and private-label adult incontinence products distributed through several channels, with sales organizations in nine Northern European countries. Attends Europe operates a manufacturing, research and development and distribution facility in Aneby, Sweden, and also operates a distribution center in Germany. The purchase price was $232 million (€173 million) in cash, including working capital, net of acquired cash of $4 million (€3 million). The results of Attends Europe’s operations have been included in the consolidated financial statements since March 1, 2012, the effective date of the transaction and are presented in the Personal Care reportable segment.

Closure and Restructuring Activities and Impairment and Write-down of Property, Plant and Equipment and Intangible Assets

In 2011, we decided to withdraw from one of our multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $32 million. In 2012, as a result of a revision in the estimated withdrawal liability, we recorded a further charge to earnings of $14 million. Also in 2012, we withdrew from a second multiemployer pension plan and recorded a withdrawal liability and a charge to earnings of $1 million. While this is our best estimate of the ultimate cost of the withdrawal from these plans at December 31, 2012, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the second quarter of 2013. Further, we remain liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

During the fourth quarter of 2012, we announced the permanent shut down of a pulp machine at our Kamloops, British Columbia pulp mill (“Kamloops mill”). The pulp machine is expected to be closed by the end of March 2013. This decision will result in a permanent curtailment of our annual pulp production by approximately 120,000 ADMT of sawdust softwood pulp and will affect approximately 125 employees. As a result of this permanent shutdown, we recorded $7 million of impairment on property, plant and equipment (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income), $5 million of severance and termination costs and $4 million of inventory write-downs. We expect to record a further $12 million of accelerated depreciation over the first quarter of 2013 in relation to these assets and $3 million of other costs in 2013.

During the first quarter of 2012, we recorded a $2 million write-down of property, plant and equipment at our Mira Loma, California converting plant (“Mira Loma plant”) in Impairment and write-down of property, plant and equipment (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income).

During 2012, other costs related to previous and ongoing closures include $1 million in severance and termination costs, $1 million of inventory write-downs and $5 million in other costs.

Deterioration in sales and operating results of Ariva U.S., a subsidiary included in our Distribution segment, has led us to test the customer relationships of this asset group for recoverability. As of December 31, 2012, we recognized an impairment charge of $5 million included in Impairment and write-down of property, plant and equipment and intangible assets related to customer relationships in the Distribution segment as a result of the revised long-term forecast used in our annual budget exercise in the fourth quarter of 2012. We concluded that no further impairment or impairment indicators exist as of December 31, 2012.

We continue to evaluate potential adjustments to our production capacity, which may include additional closures of machines or entire mills, and we could recognize significant cash and/or non-cash charges relating to any such closures in future periods. Information relating to all our closure and restructuring activities are contained under the caption Closure and Restructuring of the segment analyses, of this MD&A, where applicable.

Sale of Hydro Assets in Ottawa, Ontario and Gatineau, Quebec

On November 20, 2012, we sold our hydro assets in Ottawa, Ontario and Gatineau, Quebec. The transaction was for an aggregate value of approximately $46 million (CDN $46 million) and included three power stations (21 megawatts of installed capacity), water rights in the area, as well as Domtar Inc.’s equity stake in the Chaudière Water Power Inc., a ring dam consortium. We had approximately 12 workers operating the hydro assets in Ottawa/ Gatineau which became employees of the buyer upon the closing of the transaction. As a result of this transaction, we incurred a loss relating to the curtailment of the pension plan of $2 million and legal fees of $1 million, both of which are recorded in Other operating loss (income) on the Consolidated Statements of Earnings and Comprehensive Income.

Senior Notes Offering

On August 20, 2012, we issued $250 million aggregate principal amount of senior 6.25% Notes due 2042 for net proceeds of $247 million. The net proceeds from the offering of the Notes were placed in short-term investment vehicles pending being used for general corporate purposes.

On March 7, 2012, we issued $300 million aggregate principal amount of senior 4.4% Notes, due 2022 for net proceeds of $297 million. The net proceeds from the offering were used in part to fund the purchase price of the 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016, and 10.75% Notes due 2017 tendered and accepted for purchase pursuant to the tender offer described below, including the payment of accrued interest and applicable early tender premiums not funded with cash on hand, as well as for general corporate purposes.

Tender Offer for Certain Outstanding Notes

On February 22, 2012, we announced the commencement of a cash tender offer for our outstanding 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016, and 10.75% Notes due 2017, such that the maximum aggregate consideration for Notes purchased in the tender offer, excluding accrued and unpaid interest, would not exceed $250 million. The tender offer expired on March 21, 2012 and we repurchased $186 million of notes for an aggregate consideration of $233 million, excluding accrued and unpaid interest. We incurred $47 million of tender premiums and $3 million of additional charges as a result of this extinguishment.

Dividend and Stock Repurchase Program

In 2012, we repurchased 2,000,925 shares of our common stock at an average price of $78.32 for a total cost of $157 million and paid quarterly cash dividends in an aggregate amount of $58 million.

RECENT DEVELOPMENTS

On February 25, 2013, we announced that we will redeem approximately $71 million in aggregate principal amount of our 5.375% Notes due 2013, representing the majority of the notes outstanding. The notes will be redeemed at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, as well as a make-whole premium.

OUR BUSINESS

We operate the following business activities: Pulp and Paper, Distribution and Personal Care. A description of our business is included in Part I, Item 1, under the section “Business” of this Annual Report on Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENTS REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the years ended December 31, 2012, 2011 and 2010:

FINANCIAL HIGHLIGHTS	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
(In millions of dollars, unless otherwise noted)
Sales	$5,482	$5,612	$5,850
Operating income	367	592	603
Net earnings	172	365	605
Net earnings per common share (in dollars)[1]:
Basic	4.78	9.15	14.14
Diluted	4.76	9.08	14.00
Operating income (loss) per segment:
Pulp and Paper	$346	$581	$667
Distribution	(16)	—	(3)
Personal Care	45	7	—
Wood[2]	—	—	(54)
Corporate	(8)	4	(7)

Total	$367	$592	$603

	At December 31, 2012	At December 31, 2011	At December 31, 2010
Total assets	$6,123	$5,869	$6,026
Total long-term debt, including current portion	$1,207	$841	$827

1	Refer to Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 6 “Earnings per Share.”

2	Our Wood segment was sold in the second quarter of 2010. A description of the sale transaction is included under the Wood segment analysis.

YEAR ENDED DECEMBER 31, 2012 VERSUS

YEAR ENDED DECEMBER 31, 2011

Sales

Sales for 2012 amounted to $5,482 million, a decrease of $130 million, or 2%, from sales of $5,612 million in 2011. This decrease in sales is mainly attributable to a decrease in our average selling price for pulp (an impact of $184 million reflecting a selling price decrease of approximately 16% when compared to the average selling price of 2011) and paper (an impact of $26 million reflecting a selling price decrease of less than 1% when compared to the average selling price of 2011). In addition, volume for our paper sales decreased ($206 million, a decrease of approximately 6% when compared to 2011) and deliveries decreased in our Distribution segment ($95 million, a decrease in deliveries of approximately 14% when compared to 2011). These decreases were partially offset by the increase in sales due to the inclusion of a full year of sales from Attends US as well as the acquisition of Attends Europe and EAM in the first and second quarter of 2012, respectively ($328 million). We also had higher pulp shipments ($52 million, an increase of approximately 4% when compared to 2011).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $4,321 million in 2012, an increase of $150 million, or 4%, compared to cost of sales, excluding depreciation and amortization, of $4,171 million in 2011. This increase is mainly attributable to the inclusion of a full year of cost of sales for Attends US, and the acquisition of Attends Europe and EAM in the first and second quarter of 2012, respectively, which resulted in an increase in cost of sales of $242 million. In addition, we had higher volume for pulp ($39 million), higher costs for chemicals and fiber ($30 million and $29 million, respectively), and higher fixed costs ($21 million due mostly to an increase in salaries and wages). These were partially offset by lower shipments for paper ($107 million), lower energy costs ($18 million), and lower purchased pulp costs ($10 million) as well as a decrease in cost of sales in the Distribution segment ($88 million) due to lower deliveries in 2012 when compared to 2011.

Depreciation and Amortization

Depreciation and amortization amounted to $385 million in 2012, an increase of $9 million, or 2%, compared to depreciation and amortization of $376 million in 2011. This increase is primarily due to the inclusion of depreciation and amortization expenses for a full year for Attends US and the acquisition of Attends Europe and EAM in the first and second quarter of 2012, respectively ($16 million). Depreciation and amortization charges decreased in the Pulp and Paper segment by $7 million primarily due to the permanent shut down of one of our paper machines at our Ashdown mill as well as certain assets reaching their useful lives.

Selling, General and Administrative Expenses

SG&A expenses amounted to $358 million in 2012, an increase of $18 million, or 5%, compared to SG&A expenses of $340 million in 2011. This increase in SG&A is primarily due to the inclusion of selling, general and administrative expenses for a full year for Attends US and the acquisition of Attends Europe and EAM in the first and second quarter of 2012, respectively, resulting in an increase of $31 million as well as increase in general administrative charges of $16 million due in part to an increase in merger and acquisition costs of $4 million. These increases were partially offset by a decrease of $17 million related to our short-term incentive plan and a gain of $12 million related to the curtailment of a post-retirement benefit plan in 2012.

Other Operating (Income) Loss

Other operating loss amounted to $7 million in 2012, an increase of $11 million compared to other operating income of $4 million in 2011. This increase in other operating loss is primarily due to net losses of $2 million from sales of property, plant and equipment and businesses in 2012 compared to net gains of $6 million in 2011. In addition, we had a negative impact of a stronger Canadian dollar on our working capital items ($5 million). These losses were partially offset by a decrease in environmental provision of $1 million, and a decrease in bad debt expense of $1 million.

Operating Income

Operating income in 2012 amounted to $367 million, a decrease of $225 million compared to operating income of $592 million in 2011, due mostly to the factors mentioned above. This decrease is partially offset by lower impairment and write-down of property, plant and equipment costs of $71 million (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income). In 2012, we recorded $7 million of impairment on property, plant and equipment due to the permanent shut down of the pulp machine at our Kamloops mill, $5 million of impairment charges related to customer relationships in our Distribution segment and $2 million write-down of property, plant and equipment at our Mira Loma plant, compared to the $73 million accelerated depreciation charge related to the closure of a paper machine at our Ashdown mill (in the third quarter of 2011) and the $12 million impairment charge on assets at our Lebel-sur-Quévillion, Quebec pulp mill and sawmill (“Lebel-sur-Quévillion mill”) in 2011. In addition, we had lower closure and restructuring charges of $22 million when compare to 2011, primarily due to the closure of a paper machine at our Ashdown mill in 2011 as well as the withdrawal from two of our U.S. multiemployer plans where we incurred a withdrawal of $15 million in 2012 compared to $32 million in 2011. Additional information about impairment and write-down charges is included under the section “Impairment of Property, Plant & Equipment,” under the caption “Critical Accounting Policies” of this MD&A.

Interest Expense

We incurred $131 million of net interest expense in 2012, an increase of $44 million compared to net interest expense of $87 million in 2011. This increase in interest expense is primarily due to the partial repurchase of our 10.75% Notes, 9.5% Notes, 7.125% Notes and 5.375% Notes, on which we incurred $47 million of tender premiums and $3 million of additional charges as a result of this extinguishment. In addition, there was an increase in interest expense of $16 million on the issuance of $300 million aggregate principal amount of senior 4.4% Notes due 2022 and $250 million aggregate principal amount of senior 6.25% Notes due 2042. These increases were offset by the decrease in interest expense of $15 million on the remaining 10.75% Notes, 9.5% Notes, 7.125% Notes and 5.375% Notes. We expect to have approximately $90 million of interest expense in 2013.

Income Taxes

For 2012, our income tax expense amounted to $58 million compared to a tax expense of $133 million in 2011, which approximated an effective tax rate of 25% and 26% for 2012 and 2011, respectively.

A number of items impacted the 2012 effective tax rate. We recognized a tax benefit of $10 million for the U.S. manufacturing deduction and recorded an $8 million tax benefit related to federal, state, and provincial credits and special deductions. The effective tax rate for 2012 was also impacted by an increase in our unrecognized tax benefits of $6 million, mainly accrued interest, and a $3 million benefit related to enacted tax law changes, mainly a tax rate reduction in Sweden, which is partially offset by U.S. tax law changes in several states.

A number of items impacted the 2011 effective tax rate. In 2011, we had a significantly larger manufacturing deduction in the U.S. than in prior years since we utilized the remaining federal net operating loss carryforward in 2010. This deduction resulted in a tax benefit of $12 million and we also recorded a $16 million tax benefit related to federal, state, and provincial credits and special deductions. Additionally, we recognized a state tax benefit of $3 million due to the U.S. restructuring that impacted the 2011 effective tax rate by reducing state income tax expense.

Cellulosic Biofuel Credit

In July 2010, the U.S. Internal Revenue Service (“IRS”) Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulosic biofuel sold or used before January 1, 2010, is eligible for the cellulosic biofuel producer credit (“CBPC”) and would not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 would qualify for the $1.01 non-refundable CBPC. A taxpayer could be able to claim the credit on its federal income tax return for the 2009 tax year upon the receipt of a letter of registration from the IRS and any unused CBPC could be carried forward until 2016 to offset a portion of federal taxes otherwise payable.

We had approximately 207 million gallons of cellulose biofuel that qualified for this CBPC for which we had not previously claimed under the Alternative Fuel Tax Credit (“AFTC”) that represented approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Company. In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we were successfully registered. On October 15, 2010, the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFTC and CBPC could be claimed in the same year for different volumes of biofuel. In November 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in Income tax expense (benefit) on the Consolidated Statement of Earnings and Comprehensive Income for the year ended December 31, 2010. As of December 31, 2012, we have utilized all of the remaining credit.

Valuation Allowances

In 2012, we recorded a valuation allowance of $10 million related to certain foreign loss carryforwards. Of this amount, $9 million has been accounted for as part of the business combination and $1 million impacted the overall consolidated effective tax rate for 2012. In 2011, we recorded a valuation allowance of $4 million related to state tax credits in the U.S. that we expect will expire prior to utilization. This impacted the U.S. and overall consolidated effective tax rate for 2011.

Equity Loss

We incurred a $6 million equity loss, net of taxes of nil, with regard to our joint venture Celluforce Inc. in 2012 (2011- $7 million).

Net Earnings

Net earnings amounted to $172 million ($4.76 per common share on a diluted basis) in 2012, a decrease of $193 million compared to net earnings of $365 million ($9.08 per common share on a diluted basis) in 2011, mainly due to the factors mentioned above.

FOURTH QUARTER OVERVIEW

For the fourth quarter of 2012, we reported operating income of $43 million, a decrease of $56 million compared to operating income of $99 million in the fourth quarter of 2011. Overall, our core operating results for the fourth quarter of 2012 declined when compared to the fourth quarter of 2011, primarily due to our Pulp and Paper segment ($52 million). Average selling prices declined quarter over quarter for both pulp and paper

($41 million) and the negative impact of lack-of-order and maintenance downtime increased by $14 million, mostly due to difficult market conditions. In addition, we had lower volume for pulp and paper ($6 million), the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($8 million) and higher costs for fiber and chemicals ($7 million and $6 million, respectively). Operating income in our Distribution segment also decreased, mostly as a result of lower deliveries ($8 million). Our Personal Care segment, however, reported favorable results due to the acquisition of Attends Europe and EAM in the first and second quarter of 2012, respectively ($6 million).

Our effective tax rate in the fourth quarter of 2012 of 5% was primarily the result of a $3 million benefit related to enacted tax law changes, a tax rate reduction in Sweden which was partially offset by U.S. tax law changes in several states, and an additional $1 million of federal credit.

YEAR ENDED DECEMBER 31, 2011 VERSUS

YEAR ENDED DECEMBER 31, 2010

Sales

Sales for 2011 amounted to $5,612 million, a decrease of $238 million, or 4%, from sales of $5,850 million in 2010. The decrease in sales is mainly attributable to the closure of our Columbus, Mississippi paper mill (“Columbus mill”) in 2010, the sale of our Woodland, Maine market pulp mill (“Woodland mill”) in 2010 ($150 million) and the sale of our Wood business in 2010 ($139 million). In addition, volumes for our pulp and paper decreased ($29 million) and our Distribution segment decreased ($118 million) as a result of the sale of a business unit in the first quarter of 2011 and from difficult market conditions. This decrease was slightly offset by the increase in sales due to the acquisition of Attends US in 2011 ($71 million), and slightly higher selling prices in all our segments ($83 million).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $4,171 million in 2011, a decrease of $246 million, or 6%, compared to cost of sales, excluding depreciation and amortization, of $4,417 million in 2010. This decrease is mainly attributable to the impact of lower shipments in our Pulp and Paper segment ($140 million), in part due to the sale of our Woodland mill, and in our Distribution segment ($113 million) due to the sale of a business unit, and the sale of our Wood business ($131 million). In addition, there were decreased maintenance costs ($34 million), lower costs for energy and fiber ($33 million and $12 million, respectively). These factors were offset by the acquisition of Attends US in 2011 ($56 million), increased costs for chemicals and freight ($60 million and $33 million, respectively) and the negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($37 million).

Depreciation and Amortization

Depreciation and amortization amounted to $376 million in 2011, a decrease of $19 million, or 5%, compared to depreciation and amortization of $395 million in 2010. This decrease is primarily due to the sale of our Wood business in the second quarter of 2010, the sale of our Woodland mill in the third quarter of 2010 and the closure of a paper machine at our Ashdown mill in the third quarter of 2011, partially offset by the acquisition of Attends US in 2011 of $4 million.

Selling, General and Administrative Expenses

SG&A expenses amounted to $340 million in 2011, an increase of $2 million, or 1%, compared to SG&A expenses of $338 million in 2010. This increase in SG&A is primarily due to a post-retirement curtailment gain of $10 million recorded in 2010, related to the harmonization of certain of our post-retirement benefit plans and the acquisition of Attends US in 2011 ($4 million). This is offset by a decrease of $12 million related to our short-term incentive plan.

Other Operating (Income) Loss

Other operating income amounted to $4 million in 2011, an increase of $24 million compared to other operating loss of $20 million in 2010. This increase in other operating income is primarily due to net gains of $6 million from the sale of property, plant and equipment and businesses compared to a $33 million net loss in 2010, which was driven by a gain on sale of our Woodland mill of $10 million, gain on sale of property, plant and equipment of $6 million, offset by a loss on sale of our Wood business of $50 million. Also, in 2010, other operating loss included a refundable excise tax credit for the production and use of alternative bio fuel mixtures of $25 million which did not recur in 2011.

Operating Income

Operating income in 2011 amounted to $592 million, a decrease of $11 million compared to operating income of $603 million in 2010, in part due to the factors mentioned above, as well as higher impairment and write-down of property, plant and equipment of $35 million, due to accelerated depreciation related to the announced closure of a paper machine at our Ashdown mill and the impairment of assets at our Lebel-sur-Quévillion mill, and higher closure and restructuring costs ($25 million) in 2011 primarily due to the withdrawal from one of our U.S. multiemployer pension plans ($32 million) and a recorded loss from a pension curtailment associated with the conversion of certain of our U.S. defined benefit pension plans to defined contribution plans. Additional information about impairment and write-down charges is included under the section “Impairment of Long-Lived assets,” under the caption “Critical Accounting Policies” of this MD&A.

Interest Expense

We incurred $87 million of net interest expense in 2011, a decrease of $68 million compared to interest expense of $155 million in 2010. This decrease in interest expense is primarily due to the repurchase of our 5.375%, 7.125% and 7.875% Notes and the repayment of our term loan in the fourth quarter of 2010, on which we incurred tender premiums of $35 million, and a net loss on the reversal of a fair value decrement of $12 million. In addition, interest expense on the 5.375%, 7.125% and 7.875% Notes decreased by $21 million as a result of the repurchase.

Income Taxes

For 2011, our income tax expense amounted to $133 million compared to a tax benefit of $157 million for 2010, which approximated an effective tax rate of 26% and 35% for 2011 and 2010, respectively.

A number of items impacted the 2011 effective tax rate. For 2011, we had a significantly larger manufacturing deduction in the U.S. than in prior years since we utilized the remaining federal net operating loss carryforward in 2010. This deduction resulted in a tax benefit of $12 million and we also recorded a $16 million tax benefit related to federal, state, and provincial credits and special deductions. Additionally, we recognized a state tax benefit of $3 million due to the U.S. restructuring that impacted the 2011 effective tax rate by reducing state income tax expense.

During 2010, we recorded $25 million of income related to alternative fuel tax credits in Other operating (income) loss on the Consolidated Statement of Earnings and Comprehensive Income. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the Internal Revenue Service (“IRS”) in March 2010. This income resulted in an income tax benefit of $9 million and an additional liability for uncertain income tax positions of $7 million, both of which impacted the U.S. effective tax rate for 2010. Additionally, we recorded a net tax benefit of $127 million from claiming a Cellulosic Biofuel Producer Credit in 2010 ($209 million of credit net of tax expense of $82 million), which also impacted the U.S. effective tax rate. Finally, we released the valuation allowance on our Canadian net deferred tax assets during the fourth quarter of 2010. The full $164 million valuation allowance balance that existed at January 1, 2010, was either utilized during 2010, or reversed at the end of 2010, based on future projected income, which impacted the Canadian and overall consolidated effective tax rate.

Valuation Allowances

In 2011, we recorded a valuation allowance of $4 million related to state tax credits in the U.S. that we expect will expire prior to utilization. This impacted the U.S. and overall consolidated effective tax rate for 2011.

In 2010, we released the valuation allowance on our Canadian net deferred tax assets during the fourth quarter. The full $164 million valuation allowance balance that existed at January 1st, 2010, was either utilized during 2010 or reversed at the end of 2010, based on future projected income, which impacted the Canadian and consolidated effective tax rate.

Equity Earnings

We incurred a $7 million loss, net of taxes, with regards to our joint venture with Celluforce Inc. in 2011. Celluforce Inc. began operations in 2011.

Net Earnings

Net earnings amounted to $365 million ($9.08 per common share on a diluted basis) in 2011, a decrease of $240 million compared to net earnings of $605 million ($14.00 per common share on a diluted basis) in 2010, mainly due to the factors mentioned above.

PULP AND PAPER

SELECTED INFORMATION	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$4,575	$4,953	$5,070
Intersegment sales	($177)	($193)	($229)

	4,398	4,760	4,841
Operating income	346	581	667
Shipments
Paper (in thousands of ST)	3,320	3,534	3,597
Pulp (in thousands of ADMT)	1,557	1,497	1,662

Sales and Operating Income

Sales

Sales in our Pulp and Paper segment amounted to $4,398 million in 2012, a decrease of $362 million, or 8%, compared to sales of $4,760 million in 2011. This decrease in sales is mostly attributable to the decrease in our average selling prices for pulp (an impact of $184 million reflecting a selling price decrease of approximately 16% when compared to the average selling price of 2011) and average selling prices for paper (an impact of $26 million reflecting a selling price decrease of less than 1% when compared to the average selling price of 2011), as well as lower shipments of paper ($206 million, a decrease of approximately 6% when compared to 2011), in part due to decrease in demand for our paper. These factors were partially offset by an increase in pulp shipments ($52 million, an increase of approximately 4% when compared to 2011).

Sales in our Pulp and Paper segment amounted to $4,760 million in 2011, a decrease of $81 million, or 2%, compared to sales of $4,841 million in 2010. The decrease in sales is mostly attributable to lower shipments in both pulp (approximately 10%) and paper (approximately 2%), due to the closure of our Columbus mill and the sale of our Woodland mill, partially offset by increased selling prices in pulp and paper.

Operating Income

Operating income in our Pulp and Paper segment amounted to $346 million in 2012, a decrease of $235 million, when compared to operating income of $581 million in 2011. Overall, our operating results declined when compared to 2011 primarily due to lower selling prices for both pulp and paper as described above. Also contributing to the decrease in operating income were higher costs for chemicals and fiber ($30 million and $29 million, respectively), an increase in lack-of-order and maintenance downtime of $96 million, mostly due to decrease in demand for our paper and the negative impact of stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($3 million). These factors were partially offset by the decrease in energy costs ($18 million) in part due to a reduction in the price of natural gas due to high North-American supply, decrease in outside purchased pulp costs of $10 million due to a decrease in the market price of recycled fiber in 2012 when compared to 2011, and decrease in freight costs ($5 million). In addition, we had lower impairment and write-off of property, plant and equipment of $76 million and lower closure and restructuring costs of $24 million when compared to 2011, both of which are partially due to the permanent shut down of one of our paper machines at our Ashdown mill in the third quarter of 2011.

Operating income in our Pulp and Paper segment amounted to $581 million in 2011, a decrease of $86 million, when compared to operating income of $667 million in 2010. Overall, our operating results declined when compared to 2010 primarily due to increased impairment and write-off of property, plant and equipment of $35 million resulting from the impairments at our Ashdown mill and Lebel-sur-Quévillon mills and increased closure and restructuring of $25 million mainly due to our withdrawal from a U.S. multi-employer plan, and from a pension curtailment loss associated with the conversion of certain of our U.S. defined benefit pension plans to defined contribution pension plans. Our operating results also declined due to lower shipments as a result of pulp and paper as described above, higher costs for chemicals and freight ($60 million and $33 million, respectively), and the negative impact of a stronger Canadian dollar ($37 million), partially offset by lower energy usage and fiber costs ($33 million and $12 million, respectively).

Pricing Environment

Paper

Overall average sales prices in our paper business experienced a small decrease of $5/ton or less than 1%, in 2012 compared to 2011. Overall average sales prices in our paper business experienced a small increase of $17/ton, or 2%, in 2011 compared to 2010.

Pulp

Our average pulp sales prices experienced a significant decrease of $123/metric ton, or 16%, in 2012 compared to 2011. Our average pulp sales prices experienced a small increase in of $15/metric ton, or 2%, in 2011 compared to 2010.

Operations

Paper Shipments

Our paper shipments decreased by 214,000 tons, or 6%, in 2012 compared to 2011, primarily due to a decrease in demand for our paper and the dedication of resources to produce lower basis weight grades at our Malboro, South Carolina pulp and paper mill in order to fulfill requirements per the Appleton agreement. Our paper shipments decreased by 63,000 tons, or 2%, in 2011 compared to 2010, primarily due to the closure of our Columbus mill, the conversion of our Plymouth, North Carolina pulp and paper mill (“Plymouth mill”) to 100% fluff pulp production and a decrease in demand for our paper.

Pulp Shipments

Our pulp trade shipments increased by 60,000 metric tons, or 4%, in 2012 compared to 2011. This increase is primarily due to lack-of-order downtime for paper. As such, we strategically increased our pulp production and third party sales. Our pulp trade shipments decreased by 165,000 metric tons, or 10%, in 2011 compared to 2010. This decrease was primarily due to the sale of our hardwood market pulp mill in Woodland, Maine in the third quarter of 2010. Excluding shipments from our Woodland mill, our pulp trade shipments increased by 146,000 metric tons or 11% compared to 2010, which resulted from an increase in market demand.

Labor

In the U.S., an umbrella agreement with the United Steelworkers Union (“USW”) expiring in 2015 and affecting approximately 2,900 employees at eight U.S. mills and one converting operation was ratified effective December 1, 2011. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements (“CBAs”) become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years. All agreements in the U.S. are currently ratified.

In Canada, all agreements are ratified with the latest being the International Union of Operating Engineers (“IUOE”) local 865 at our Dryden, Ontario mill. This agreement was negotiated and ratified on November 6, 2012. Canadian collective agreements are unrelated to the umbrella agreement with the USW covering our U.S. locations.

On December 13, 2012, we announced the permanent shut down of our pulp machine at our Kamloops mill. This permanent closure will affect approximately 125 employees and layoffs and severances will begin in the second quarter of 2013. We will apply the CBA to develop a labor adjustment plan.

As of December 31, 2012 all unionized Pulp and Paper employees in the U.S. and Canada are covered by a ratified agreement (not a part of the Umbrella Agreement expiring in 2015).

Closure and Restructuring

In 2012, we incurred $27 million of closure and restructuring costs ($136 million in 2011), and $9 million of impairment and write-down of property, plant and equipment and intangible assets in 2012 ($85 million in 2011).

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

In 2011, we decided to withdraw from one of our multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $32 million. In 2012, as a result of a revision in the estimated withdrawal liability, we recorded a further charge to earnings of $14 million. Also in 2012, we withdrew from a second multiemployer pension plan and recorded a withdrawal liability and a charge to earnings of $1 million. While this is our best estimate of the ultimate cost of the withdrawal from these plans at December 31, 2012, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the second quarter of 2013. Further, we remain liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

We also incurred, in the fourth quarter of 2011, a $9 million loss from an estimated pension curtailment associated with the conversion of certain of our U.S. defined benefit pension plans to defined contribution pension plans recorded as a component of closure and restructuring costs.

Kamloops, British Columbia pulp mill—2012

On December 13, 2012, we announced the permanent shut down of a pulp machine at our Kamloops mill. This decision will result in a permanent curtailment of our annual pulp production by approximately 120,000 ADMT of sawdust softwood pulp and will affect approximately 125 employees. As a result of this permanent shutdown, we recorded $7 million of impairment on property, plant and equipment, $5 million of severance and termination costs and a $4 million write-down of inventory. The pulp machine is expected to be closed by the end of March 2013.

Mira Loma, California converting plant—2012

During the first quarter of 2012, we recorded a $2 million write-down of property, plant and equipment at our Mira Loma plant, in Impairment and write-down of property, plant and equipment and intangible assets.

Lebel-sur-Quévillon, Quebec pulp mill and sawmill—2011 and 2012

Operations at the pulp mill were idled in November 2005 due to unfavorable economic conditions and the sawmill was indefinitely idled in 2006 and then permanently closed in 2008. At the time, the pulp mill and sawmill employed approximately 425 and 140 employees, respectively. The Lebel-sur-Quévillon mill had an annual production capacity of 300,000 metric tons. During 2011, we reversed $2 million of severance and termination costs related to our Lebel-sur-Quévillon mill and following the signing of a definitive agreement for the sale of our Lebel-sur-Quévillon assets, we recorded a $12 million impairment and write-down of property, plant and equipment and intangible assets relating to the remaining assets net book value. During the second quarter of 2012, we concluded the sale of our pulp and sawmill assets to a buyer and our land related to those assets to a subsidiary of the Government of Quebec for net proceeds of $1, respectively.

Ashdown, Arkansas pulp and paper mill—2011

On March 29, 2011, we announced that we would permanently shut down one of four paper machines at our Ashdown mill. This measure reduced our annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. As a result of this permanent shutdown, we recorded a $1 million write-down of inventory and $1 million of severance and termination costs as well as $73 million of accelerated depreciation (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income). Operations ceased on August 1, 2011.

Plymouth, North Carolina pulp mill (formerly a pulp and paper mill)—2010 and 2011

In 2010, as a result of the decision to permanently shut down the remaining paper machine and convert the Plymouth facility to 100% fluff pulp production in the fourth quarter of 2009, we recognized in Impairment and write-down of property, plant and equipment, a $1 million write-down to the related paper machine and $39 million of accelerated depreciation. We also recorded a $1 million write-down of inventory related to the reconfiguration of the Plymouth mill. During 2011, we reversed $2 million of severance and termination costs.

Cerritos, California forms converting plant—2011

During the second quarter of 2010, we announced the closure of our Cerritos, California forms converting plant (“Cerritos plant”), and recorded a $1 million write-down for the related assets (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income), and $1 million in severance and termination costs. Operations ceased on July 16, 2010.

Columbus, Mississippi paper mill—2010

On March 16, 2010, we announced that we would permanently close our coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected approximately 219 employees. We recorded a $9 million write-down for the related fixed assets, $8 million of severance and termination costs and a $8 million of write-down of inventory. Operations ceased in April 2010.

During 2012, other costs related to previous and ongoing closures include $1 million in severance and termination costs, a $1 million write-down of inventory, $2 million in pension and $3 million in other costs (2011: $4 million, $1 million, nil and $4 million, respectively and 2010: $3 million, nil, nil and $6 million, respectively).

For more details on the closure and restructuring costs, refer to Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 16 “Closure and restructuring costs and liabilities.”

Sale of Woodland, Maine hardwood market pulp mill—2010

On September 30, 2010, we sold our Woodland hardwood market pulp mill (“Woodland mill”), hydro electric assets and related assets, located in Baileyville, Maine and New Brunswick, Canada. The purchase price was for an aggregate value of $60 million plus net working capital of $8 million. The sale resulted in a gain on disposal of the Woodland mill of $10 million, net of related pension curtailments costs of $2 million and has been recorded as a component of other operating loss (income) on the Consolidated Statement of Earnings and Comprehensive Income. The Woodland mill was our only non-integrated hardwood market pulp mill. The mill had an annual production capacity of 395,000 metric tons and approximately 300 employees.

Other

Natural Resources Canada Pulp and Paper Green Transformation Program

On June 17, 2009, the Government of Canada announced that it was developing a Pulp and Paper Green Transformation Program (“the Green Transformation Program”) to help pulp and paper companies make investments to improve the environmental performance of their Canadian facilities. The Green Transformation Program was capped at CDN$1 billion. The funding of capital investments at eligible mills had to be completed no later than March 31, 2012 and all projects were subject to the approval of the Government of Canada.

We were allocated CDN$144 million through this Green Transformation Program, of which all was approved. The funds were spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received were accounted for as an offset to the applicable plant and equipment asset amount. As of December 31, 2012, we have received a total of $143 million (CDN $143 million) (CDN $17 million in 2012, CDN$73 million in 2011 and CDN$53 million in 2010), mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative biofuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. Although the credit ended at the end of 2009, in 2010, we recorded $25 million of such credits in Other operating (income) loss on the Consolidated Statement of Earnings and Comprehensive Income. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009, and was released to income following guidance issued by the IRS in March 2010.

DISTRIBUTION

SELECTED INFORMATION	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
(In millions of dollars)
Sales	$685	$781	$870
Operating income (loss)	(16)	—	(3)

Sales and Operating Income

Sales

Sales in our Distribution segment amounted to $685 million in 2012, a decrease of $96 million compared to sales of $781 million in 2011. This decrease in sales is mostly attributable to a decrease in deliveries of 14%, resulting from difficult market conditions as well as the sale of a business unit at the end of the first quarter of 2011.

Sales in our Distribution segment amounted to $781 million in 2011, a decrease of $89 million compared to sales of $870 million in 2010. This decrease in sales is mostly attributable to a decrease in deliveries of 14%, resulting from the sale of a business unit at the end of the first quarter of 2011 and from difficult market conditions.

Operating Loss

Operating loss amounted to $16 million in 2012, an increase of $16 million when compared to operating loss of nil in 2011. The increase in operating loss is attributable to the decrease in deliveries, lower margins as well as a write-off of intangible assets of $5 million in 2012.

Operating income amounted to nil in 2011, an increase of $3 million when compared to operating loss of $3 million in 2010. The increase in operating income is attributable to the gain on sale of a business unit of $3 million at the end of the first quarter of 2011.

Operations

Labor

We have collective agreements covering six locations in the U.S. and four locations in Canada. As of December 31, 2012, we have no outstanding agreements and ten ratified agreements affecting approximately 155 employees in the U.S. and Canada.

Impairment of Intangible Assets

Deterioration in sales and operating results of Ariva U.S., a subsidiary included in our Distribution segment, has led us to recognize an impairment charge of $5 million under Impairment and write-down of property, plant and equipment and intangible assets related to customer relationships in our Distribution segment as a result of the revised long-term forecast used in our annual budget exercise in the fourth quarter of 2012.

PERSONAL CARE

SELECTED INFORMATION	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
(In millions of dollars)
Sales	$399	$71	N/A
Operating income	45	7	N/A

Sales and Operating Income

Sales

Sales in our Personal Care segment amounted to $399 million in 2012, an increase of $328 million, when compared to sales of $71 million in 2011. This increase is mainly due to the inclusion of a full year of Attends US of $140 million, as well as the acquisition of Attends Europe and EAM in the first and second quarter of 2012, respectively, of $189 million.

Sales in our Personal Care segment amounted to $71 million for the year ended December 31, 2011, representing only four months of operations of Attends US, following the completion of the acquisition on September 1, 2011.

For more details on the Attends Europe and EAM acquisitions, refer to Part II, Item 8, Financial Statement and Supplementary Data of this Annual Report on Form 10-K , under Note 3 “Acquisition of Businesses.”

Operating Income

Operating income amounted to $45 million in 2012, an increase of $38 million, when compared to operating income of $7 million in 2011. This increase is mainly due to the inclusion of a full year of Attends US as well as the acquisition of Attends Europe and EAM in the first and second quarter of 2012, respectively. This increase was partially offset by an increase in selling, general and administrative costs, mostly due to the creation of our new divisional head office in Raleigh, North Carolina for our Personal Care segment.

Operating income amounted to $7 million for the year ended December 31, 2011, representing only four months of operations, following the completion of the acquisition of Attends US and included the negative impact of purchase accounting fair value adjustments of $1 million.

Operations

Labor

We employ approximately 832 employees in our Personal Care segment. Approximately 374 non-unionized employees are in North America, including 54 employees at EAM and 458 employees are in Europe of which the majority are unionized.

WOOD

SELECTED INFORMATION	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
(In millions of dollars, unless otherwise noted)
Sales (1)	$—	$—	$150
Intersegment sales	$—	$—	(11)

	$—	$—	139
Operating loss (1)	$—	$—	(54)

(1)	Sale of Wood Business

On June 30, 2010, we sold our Wood business to EACOM Timber Corporation (“EACOM”) and exited the manufacturing and marketing of lumber and wood-based value-added products. The sale followed the obtainment of various third party consents and customary closing conditions, which included approvals of transfers of cutting rights in Quebec and Ontario, for proceeds of $75 million (CDN$80 million) plus elements of working capital of approximately $42 million (CDN$45 million). We received 19% of the proceeds in shares of EACOM representing an approximate 12% ownership interest in EACOM. The sale resulted in a loss on disposal of the Wood business and related pension and other post-retirement benefit plan curtailments and settlements of $50 million, which was recorded in the second quarter of 2010 in Other operating (income) loss on the Consolidated Statement of Earnings and Comprehensive Income. Our investment in EACOM was then accounted for under the equity method.

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

In December 2010, in an unrelated transaction, we sold our remaining investment in EACOM Timber Corporation for CDN$0.51 per common share for net proceeds of $24 million (CDN$24 million) resulting in no further gain or loss. We have fiber supply agreements in place with our former wood division at our Espanola mill. Since these continuing cash outflows are expected to be significant to the former Wood business, the sale of the Wood business did not qualify as a discontinued operation under Accounting Standards Codification 205-20.

STOCK-BASED COMPENSATION EXPENSE

Under the Omnibus Incentive Plan (the “Omnibus Plan”), we may award to key employees and non-employee directors at the discretion of the Board of Directors’ Human Resources Committee, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance-conditioned restricted stock units, performance share units, deferred share units and other stock-based awards which are subject to service, and for certain awards, to performance conditions. We generally grant awards annually and we use, when available, treasury stock to fulfill awards settled in common stock and options exercises.

For the year ended December 31, 2012, compensation expense recognized in our results of operations was approximately $20 million (2011—$23 million; 2010—$25 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to approximately $11 million (2011—$16 million; 2010—$22 million) and will be recognized over the remaining service period of approximately 25 months. The aggregate value of liability awards settled in 2012 was $35 million. The total fair value of shares vested in 2012 was $6 million. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement. As a result of stock-based compensation awards exercised during the period, we recognized a $1 million tax benefit, which is included in Additional paid-in capital in the Consolidated Balance Sheets.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $588 million is currently undrawn and available or through our receivables securitization program, of which $112 million is currently undrawn and available. Under extreme market conditions, there can be no assurance that this agreement would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $551 million in 2012, a $332 million decrease compared to $883 million in 2011. This decrease in cash flows provided from operating activities is primarily due to a decrease in profitability and the negative impact of the $47 million tender premiums paid on the partial repurchase of our 10.75% Notes, 9.5% Notes, 7.125% Notes and 5.375% Notes.

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

Investing Activities

Cash flows used for investing activities in 2012 amounted to $486 million, a $91 million increase compared to cash flows used for investing activities of $395 million in 2011. This increase in cash flows used for investing activities is due to the increase in additions to property, plant and equipment of $92 million due mainly to additions in the Personal Care segment as well as increased spending in the Pulp and Paper segment for upgrades and modifications to our existing assets. This increase is also due to the acquisition of Attends Europe in the first quarter of 2012 for $232 million (€173 million) and the acquisition of EAM in the second quarter of 2012 for $61 million, compared to the prior year acquisition of Attends US for $288 million.

Our annual capital expenditures are expected to be between $260 million and $280 million, or 67% and 73% of our estimated annual depreciation expense in 2013.

Cash flows used for investing activities in 2011 amounted to $395 million, a $453 million decrease compared to cash flows provided from investing activities of $58 million in 2010. This decrease in cash flows provided from investing activities is primarily related to the acquisition of Attends US for $288 million. In addition, there were lower proceeds from the sale of businesses and investments of $175 million due to the prior year sale of our Wood business and our Woodland mill. This was partially offset by lower capital spending of $9 million in 2011.

Financing Activities

Cash flows provided from financing activities totaled $152 million in 2012 compared to cash flows used for financing activities of $574 million in 2011. This $726 million increase in cash flows provided from financing activities is mainly attributable to the issuance of $250 million of 6.25% Notes due 2042 in the third quarter of 2012 and the issuance of $300 million of 4.4% Notes due 2022 in the first quarter of 2012 and is offset by the impact of the cash tender offer during the second quarter of 2012. In the tender offer, we repurchased $1 million of 5.375% Notes due 2013, $47 million of 7.125% Notes due 2015, $31 million of 9.5% Notes due 2016 and $107 million of 10.75% Notes due 2017, for a total cash consideration of $186 million, excluding accrued and unpaid interest. Also, we repurchased shares of our common stock for a total cost of $157 million in 2012 compared to $494 million in 2011 and made dividend payments of $58 million in 2012 compared to $49 million in 2011.

Cash flows used for financing activities totaled $574 million in 2011 compared to $1,018 million in 2010. This $444 million decrease in cash flows used for financing activities is mainly attributable to the repurchase of our 10.75% Notes for $15 million in 2011 versus the repayment in full of our tranche B term loan for $336 million and the repurchase of $560 million of our 5.375%, 7.125% and 7.875% Notes in 2010. These factors were partially offset by higher common stock repurchases of $494 million in 2011 when compared to $44 million in 2010 as well as dividend payments of $49 million in 2011 compared to $21 million in 2010.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $564 million at December 31, 2012, compared to $404 million at December 31, 2011. The $160 million increase in net indebtedness is primarily due to a higher debt level as a result of the issuance of $250 million of 6.25% Notes due 2042 in the third quarter of 2012 and the issuance of $300 million of 4.4% Notes due 2022 in the first quarter of 2012, offset by the partial repayment of the 5.375%, 7.125%, 9.50% and 10.75% Notes in the second quarter of 2012. Also contributing to the increase in net indebtedness was the use of cash related to the acquisition of Attends Europe ($232 million) and EAM ($61 million).

Unsecured Notes Tender

As a result of a cash tender offer during the first quarter of 2012, we repurchased $1 million of the 5.375% Notes due 2013, $47 million of the 7.125% Notes due 2015, $31 million of the 9.5% Notes due 2016 and $107 million of the 10.75% Notes due 2017. We incurred $47 million of tender premiums and additional charges of $3 million as a result of this extinguishment, both of which are included in Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

During the third quarter of 2011, we repurchased $15 million of the 10.75% Notes due 2017 and recorded a charge of $4 million on repurchase of the Notes.

On October 19, 2010, we redeemed $135 million of the 7.875% Notes due 2011, and recorded a charge of $7 million related to the repurchase of the Notes.

As a result of the cash tender offer during the second quarter of 2010, we repurchased $238 million of the 5.375% Notes due 2013 and $187 million of the 7.125% Notes due 2015. We recorded a charge of $40 million related to the repurchase of the Notes.

Senior Notes Offering

On August 20, 2012, we issued $250 million of 6.25% Notes due 2042 for net proceeds of $247 million. The net proceeds from the offering of the Notes were placed in short-term investment vehicles pending being used for general corporate purposes.

On March 7, 2012, we issued $300 million of 4.4% Notes due 2022, for net proceeds of $297 million. The net proceeds from the offering of the Notes were used to fund a portion of the purchase of the 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016 and 10.75% Notes due 2017 tendered and accepted by us pursuant to a tender offer, including the payment of accrued interest and applicable early tender premiums, not funded with cash on hand, as well as for general corporate purposes.

The Notes are redeemable, in whole or in part, at our option at any time. In the event of a change in control, each holder will have the right to require us to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest. The Notes are unsecured obligations and rank equally with existing and future unsecured and unsubordinated indebtedness. The Notes are fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement as well as our other unsecured unsubordinated indebtedness.

Bank Facility

On June 15, 2012, we amended and restated our existing Credit Agreement (the “Credit Agreement”), among us, certain subsidiary borrowers, certain subsidiary guarantors and the lenders and agents party thereto. The Credit Agreement amended our existing $600 million revolving credit facility that was scheduled to mature June 23, 2015.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2012, we were in compliance with our covenants, and no amounts were borrowed (December 31, 2011—nil). At December 31, 2012, we had outstanding letters of credit amounting to $12 million under this credit facility (December 31, 2011—$29 million).

All borrowings under the Credit Agreement are unsecured. However, certain of our domestic subsidiaries will unconditionally guarantee any obligations from time to time arising under the Credit Agreement, and certain of our subsidiaries that are not organized in the United States will unconditionally guarantee any obligations of Domtar Inc., the Canadian subsidiary borrower, or of additional borrowers that are not organized in the United States, under the Credit Agreement, in each case, subject to the provisions of the Credit Agreement.

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

Receivables Securitization

We have a receivables securitization program that matures in November 2013, with a utilization limit for borrowings or letters of credit of $150 million.

At December 31, 2012, we had no borrowings and $38 million of letters of credit under the program (December 31, 2011—nil and $28 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility, and certain judgments being entered against us or our subsidiaries that remain outstanding for 60 consecutive days.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of December 31, 2012, there were 607,814 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time. Additional information regarding the exchangeable shares is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 20 “Shareholder’s equity.”

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2012, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2012, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $111 million (CDN$110 million) as a result of the consummation of the Transaction. On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $111 million (CDN$110 million) as well as additional compensatory damages. On March 31, 2011, George Weston Limited filed a motion for summary judgment. On September 3, 2012, the Court directed that this matter proceed to examinations for discovery and trial, rather than proceed by way of summary judgment. The trial is expected to commence on October 21, 2013. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in the defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of operations or cash flows. No provision is recorded for this matter.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2012:

CONTRACT TYPE	2013	2014	2015	2016	2017	THEREAFTER	TOTAL
(in million of dollars)
Notes (excluding interest)	$72	—	$167	$94	$278	$550	$1,161
Capital leases (including interest)	9	8	6	6	4	37	70

Long-term debt	81	8	173	100	282	587	1,231
Operating leases	30	23	14	8	5	14	94
Liabilities related to uncertain tax benefits (1)	—	—	—	—	—	—	254

Total obligations	$111	$31	$187	$108	$287	$601	1,579

COMMERCIAL OBLIGATIONS

COMMITMENT TYPE	2013	2014	2015	2016	2017	THEREAFTER	TOTAL
(in million of dollars)
Other commercial commitments (2)	$112	$7	$5	$3	$3	$1	$131

(1)	We have recognized total liabilities related to uncertain tax benefits of $254 million as of December 31, 2012. The timing of payments, if any, related to these obligations is uncertain.

(2)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum total amount of $25 million to the pension plans in 2013.

For 2013 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

ACCOUNTING CHANGES IMPLEMENTED

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The nature of the items that must be reported in other comprehensive income and the requirements for reclassification from other comprehensive income to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. We adopted the new requirement on January 1, 2012 with no impact on the consolidated financial statements except for the change in presentation. We have chosen to present a single continuous statement of comprehensive income.

Intangibles—Goodwill and Other

In July 2012, the FASB issued an update to Intangibles—Goodwill and Other, which simplifies how entities test indefinite-lived intangible assets for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to perform the quantitative impairment test.

The amended provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We adopted the new requirement as of its publication date with no impact on our consolidated financial statements.

FUTURE ACCOUNTING CHANGES

Comprehensive Income

In February 2013, the FASB issued an update to Comprehensive Income, which requires an entity to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information.

These modifications are effective for interim and annual periods beginning after December 15, 2012. We are currently evaluating these changes to determine which option will be chosen for the presentation of amounts reclassified out of accumulated other comprehensive income. Other than the change in presentation, we have determined these changes will not have an impact on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our results of operations and financial position. On an ongoing basis, management reviews its estimates, including those related to environmental matters and other asset retirement obligations, useful lives, impairment of property, plant and equipment, impairment of intangibles impairment of goodwill, impairment of indefinite-lived intangible assets, pension plans and other post-retirement benefit plans, income taxes and closure and restructuring costs based on currently available information. Actual results could differ from those estimates.

Critical accounting policies reflect matters that contain a significant level of management estimates about future events, reflect the most complex and subjective judgments, and are subject to a fair degree of measurement uncertainty.

Environmental Matters and Other Asset Retirement Obligations

Environmental expenditures for effluent treatment, air emission, landfill operation and closure, asbestos containment and removal, bark pile management, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. Operating cost, in the normal course of business, for environmental matters are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted, due to uncertainty with respect to timing of expenditures, and are recorded when remediation efforts are probable and can be reasonably estimated.

We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. Our asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated or on a probability weighted discounted cash flow estimate. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using the credit adjusted risk-free interest rate used to discount the cash flows.

The estimate of fair value of the asset retirement obligations is based on the results of the expected future cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. We have established cash flow scenarios for each individual asset retirement obligation. Probabilities are applied to each of the cash flow scenarios to arrive at an expected future cash flow. There is no supplemental risk adjustment made to the expected cash flows. The expected cash flow for each of the asset retirement obligations are discounted using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary based on the prevailing rate at the moment of recognition of the liability and on its settlement period. The rates used vary between 5.5% and 12.0%.

Cash flow estimates incorporate either assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort, or assumptions developed by internal experts.

In 2012, our operating expenses for environmental matters amounted to $64 million ($62 million in 2011, $62 million in 2010). We made capital expenditures for environmental matters of $4 million in 2012 ($8 million in 2011, $3 million in 2010). This excludes $6 million spent under the Pulp and Paper Green Transformation Program, which was reimbursed by the Government of Canada, ($83 million in 2011 and $51 million in 2010) for the improvement of air emissions and energy efficiency, effluent treatment and remedial actions to address environmental compliance. At this time, management does not expect any additional required expenditure that would have a material adverse effect on our financial position, results of operations or cash flows.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. Beyond the filing of preliminary pleadings, no steps have been taken by the parties in this action. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar Inc. (“responsible persons”) in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The appeal hearing has been adjourned and has been preliminarily re-scheduled for the fall of 2013. The relevant government authorities selected a remediation approach on July 15, 2011, and on January 8, 2013, the same authorities decided that each responsible persons’ implementation plan is satisfactory and that the responsible persons decide which plan is to be used. On February 6, 2013, the responsible persons appealed the January 8, 2013 decision and Seaspan applied for a stay of execution. On February 18, 2013, the Board granted an interim stay of the January 8, 2013 decision. We recorded an environmental reserve to address its estimated exposure and the reasonably possible loss in excess of the reserve is not considered to be material for this matter.

We are also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The Environmental Protection Agency (“EPA”) and/or various state agencies have notified us that we may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against us. We continue to take remedial action under our Care and Control Program, at our former wood preserving sites, and at a number of operating sites due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and, if and when applicable, the allocation of liability among potentially responsible parties.

At December 31, 2012, we had a provision of $83 million ($92 million at December 31, 2011) for environmental matters and other asset retirement obligations. Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, we believe that such additional remediation costs would not have a material adverse effect on our financial position, results of operations or cash flows.

While we believe that we have determined the costs for environmental matters likely to be incurred, based on known information, our ongoing efforts to identify potential environmental concerns that may be associated with the properties may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time.—See Part I, Item 3, Legal Proceedings, under the caption “Climate change regulation.”

At December 31, 2012, anticipated undiscounted payments in each of the next five years are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
Environmental provision and other asset retirement obligations	$ 19	$ 26	$ 5	$ 2	$ 1	$ 76	$ 129

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”)

On December 2, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in our manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. The EPA announced the final rule on December 12, 2012, and it was subsequently published in the Federal Register on January 31, 2013. Compliance will be required by the end of 2015 or early 2016 for existing emission units or upon startup for any new emission units. We expect that the capital cost required to comply with the Boiler MACT rules, is between $25 million and $35 million. We are currently assessing the associated increase in operating costs as well as alternate compliance strategies.

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

Our intangible assets are stated at cost less accumulated amortization, including any applicable intangible asset impairment write-down. Water rights, customer relationships, technology, trade names, supplier agreements and non-compete agreements are amortized on a straight-line basis over their estimated useful lives of 40 years, 20 to 40 years, 7 to 20 years, 7 years, 5 years, and 9 years, respectively. Power purchase agreements are amortized on a straight-line basis over the term of the contract. The weighted-average amortization period is 25 years for power purchase agreements. One trade name is considered to have an indefinite useful life and is therefore not amortized.

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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. In 2012, we recorded depreciation and amortization expense of $385 million compared to $376 million and $395 million in 2011 and 2010, respectively. At December 31, 2012, we had property, plant and equipment with a net book value of $3,401 million ($3,459 million in 2011) and intangible assets, net of amortization of $309 million ($204 million in 2011).

Impairment of Property, Plant and Equipment

Property, plant and equipment are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the assets exceeds their estimated undiscounted future cash flows in order to assess if the property, plant and equipment are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets, a Step II impairment test must be carried out to determine the impairment charge. In Step II, property, plant and equipment are written down to their estimated fair values. Given that there is generally no readily available quoted value for our property, plant and equipment, we determine fair value of our assets using the estimated discounted future cash flow (“DCF”) expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The DCF in Step II is based on the undiscounted cash flows in Step I.

Kamloops, British Columbia Pulp Mill, Closure of a Pulp Machine

During the fourth quarter of 2012, we announced the permanent shut down of a pulp machine at our Kamloops mill. This decision will result in a permanent curtailment of our annual pulp production by approximately 120,000 ADMT of sawdust softwood pulp, and will affect approximately 125 employees. These measures are expected to be in place by the end of March 2013. We recognized a $5 million write-down of property, plant and equipment and $2 million of accelerated depreciation, included in Impairment and write-down of property, plant and equipment and intangible assets, with respect to the assets that will cease productive use in March 2013, when the shut down is completed. We expect to record an additional $12 million of accelerated depreciation during the first quarter of 2013 in relation to these assets.

Given the decision to permanently shut down the pulp machine and the substantial change in use, we conducted a Step I impairment test in the fourth quarter of 2012 and concluded that the undiscounted estimated future cash flows associated with the remaining property, plant and equipment exceeded the then carrying value of the asset group of $202 million by a significant amount and, as such, no additional impairment charge was required.

Estimates of undiscounted future cash flows used to test the recoverability of the property, plant and equipment included key assumptions related to selling prices, inflation-adjusted cost projections, forecasted exchange rate for the U.S. dollar when applicable and the estimated useful life of the property, plant and equipment.

Mira Loma, California Converting Plant

During the first quarter of 2012, we recorded a $2 million write-down of property, plant and equipment at our Mira Loma plant, in Impairment and write-down of property, plant and equipment (a component of Impairment and write-down of property, plant and equipment and intangible assets on the consolidated statement of earnings).

Ashdown, Arkansas Pulp and Paper Mill – Closure of a Paper Machine

As a result of the decision to permanently shut down one of four paper machines on March 29, 2011, we recognized $73 million of accelerated depreciation in 2011. Given the substantial decline in the production capacity, at our Ashdown mill, we conducted a quantitative impairment test in the fourth quarter of 2011 and concluded that the recognition of an impairment loss for the Ashdown mill’s remaining property, plant and equipment was not required as the aggregate undiscounted future cash flows exceeded the carrying value.

Plymouth, North Carolina Pulp and Paper Mill—Conversion to Fluff Pulp

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

Given the substantial change in use of the mill, we conducted a Step I impairment test in the fourth quarter of 2009 and concluded that the recognition of an impairment loss for our Plymouth mill’s remaining property, plant and equipment was not required as the aggregate estimated undiscounted future cash flows exceeded the then carrying value of the asset group of $336 million by a significant amount.

Estimates of undiscounted future cash flows used to test the recoverability of the property, plant and equipment included key assumptions related to selling prices, inflation-adjusted cost projections, forecasted exchange rate for the U.S. dollar when applicable and the estimated useful life of the property, plant and equipment.

Impairment of intangibles

Definite-lived intangible assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the intangible may not be recoverable.

Deterioration in sales and operating results of Ariva U.S., a subsidiary included in our Distribution segment, has led us to test the customer relationships of this asset group for recoverability. As of December 31, 2012, we recognized an impairment charge of $5 million included in Impairment and write-down of property, plant and equipment and intangible assets related to customer relationships in the Distribution segment, based on the revised long-term forecast in the fourth quarter of 2012. We concluded that no further impairment or impairment indicators exist as of December 31, 2012.

Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

Impairment of Goodwill

All goodwill as of December 31, 2012 resided in our Personal Care segment. The goodwill in the Personal Care segment originates from the acquisitions of Attends US on September 1, 2011 ($163 million), Attends Europe on March 1, 2012 ($69 million) and EAM on May 10, 2012 ($31 million).

For purposes of impairment testing, goodwill must be assigned to one or more of our reporting units. We test goodwill at the reporting unit level. Goodwill is not amortized and is evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value. This process involves significant judgment and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting us and the business, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the

Step I of the two-step impairment test is necessary. The Step I goodwill impairment test determines whether the fair value of a reporting unit exceeds the net carrying amount of that reporting unit, including goodwill, as of the assessment date in order to assess if goodwill is impaired. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the fair value, the Step II goodwill impairment test must be performed in order to determine the amount of the impairment charge. The implied fair value of goodwill in this test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination. That is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit represents the implied value of goodwill. To accomplish this Step II test, the fair value of the reporting unit’s goodwill must be estimated and compared to its carrying value. The excess of the carrying value over the fair value is taken as an impairment charge in the period.

In the fourth quarter of 2012, we assessed qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. After assessing the totality of events and circumstances, we determined it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Thus, performing the two-step impairment test was unnecessary and no impairment charge was recorded for goodwill.

Impairment of indefinite-lived intangible assets

All indefinite-lived intangible assets as of December 31, 2012 resided in our Personal Care segment. The indefinite-lived intangible assets in the Personal Care segment originate from the acquisitions of Attends US on September 1, 2011 ($61 million) and Attends Europe on March 1, 2012 ($54 million), and both refer to trade names.

For purposes of impairment testing, indefinite-lived intangible assets must be assigned to one or more of our reporting units. We test indefinite-lived intangible assets at the reporting unit level. Indefinite-lived intangibles assets are not amortized and are evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value. This process involves significant judgment and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting us and the business, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the Step I of the two-step impairment test is necessary. The Step I impairment test determines whether the fair value of a reporting unit exceeds the net carrying amount of that reporting unit, including indefinite-lived intangible assets, as of the assessment date in order to assess if indefinite-lived intangible assets are impaired. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the fair value, the Step II impairment test must be performed in order to determine the amount of the impairment charge. The implied fair value of indefinite-lived intangible assets in this test is estimated in the same way as indefinite-lived intangible assets were determined at the date of the acquisition in a business combination. To accomplish this Step II test, the fair value of the reporting unit’s indefinite-lived intangible assets must be estimated and compared to its carrying value. The excess of the carrying value over the fair value is taken as an impairment charge in the period.

In the fourth quarter of 2012, we assessed qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. After assessing the totality of events and circumstances, we determined it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Thus, performing the two-step impairment test was unnecessary and no impairment charge was recorded for indefinite-lived intangible assets.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to our contribution. Defined contribution pension expense was $24 million for the year ended December 31, 2012 (2011—$24 million and 2010—$25 million).

We sponsor both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans that cover the majority of our employees. Non-unionized employees in Canada joining the Company after June 1, 2000, participate in defined contribution pension plans. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Also, starting on January 1, 2013, all unionized employees covered under the agreement with the United Steel Workers not grandfathered under the existing defined benefit pension plans will transition to a defined contribution pension plan for future service. We also sponsor a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits. We also provide supplemental unfunded defined benefit pension plans to certain senior management employees.

We account for pensions and other post-retirement benefits in accordance with Compensation-Retirement Benefits Topic of the Financial Accounting Standards Board-Accounting Standards Committee (“FASB ASC”) which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated Balance Sheets. Pension and other post-retirement benefit assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of compensation increase, health care cost trend rates, mortality rates, employee early retirements and terminations or disabilities. Changes in these assumptions result in actuarial gains or losses which we have amortized over the expected average remaining service life of the active employee group covered by the plans only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 9 years of the active employee group covered by the pension plans and 10 years of the active employee group covered by the other post-retirement benefits plan.

An expected rate of return on plan assets of 6.0% was considered appropriate by our management for the determination of pension expense for 2012. Effective January 1, 2013, we will use 5.5%, 7.2% and 3.5% as the expected return on plan assets for Canada, the United States and Europe, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2012, for pension plans were estimated at 4.1% for the accrued benefit obligation and 4.8% for the net periodic benefit cost for 2012 and for post-retirement benefit plans were estimated at 4.2% for the accrued benefit obligation and 2.9% for the net periodic benefit cost for 2012.

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the accrued benefit obligation and 2.8% for the net periodic benefit cost) and for post-retirement benefits (set at 2.8% for the accrued benefit obligation and 2.8% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For measurement purposes, a 5.4% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. The rate was assumed to decrease gradually to 4.1% by 2033 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the accrued pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2012. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

Sensitivity Analysis

	PENSION		OTHER POST-RETIREMENT BENEFIT
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST
(in millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	($16)	N/A	N/A
1% decrease	N/A	16	N/A	N/A
Discount rate
Impact of:
1% increase	($211)	(15)	($14)	(1)
1% decrease	246	20	18	1
Assumed overall health care cost trend
Impact of:
1% increase	N/A	N/A	10	1
1% decrease	N/A	N/A	(9)	(1)

The assets of the pension plans are held by a number of independent trustees and are accounted for separately in our pension funds. Our investment strategy for the assets in the pension plans is to maintain a diversified portfolio of assets, invest in a prudent manner to maintain the security of funds while maximizing returns within the guidelines provided in the investment policy. Diversification of the pension plans’ holdings is maintained in order to reduce the pension plans’ annual return variability, reduce market exposure and credit exposure to any single issuer and to any single component of the capital markets, to reduce exposure to unexpected inflation, to enhance the long-term risk-adjusted return potential of the pension plans and to reduce funding risk. Our pension funds are not permitted to own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2012:

	Target allocation	Percentage of plan assets at December 31, 2012	Percentage of plan assets at December 31, 2011
Fixed income
Cash and cash equivalents	0% – 10%	4%	5%
Bonds	51% – 61%	55%	58%

Equity
Canadian Equity	7% – 15%	11%	10%
US Equity	8% – 18%	12%	12%
International Equity	14% – 24%	18%	15%

Total (1)		100%	100%

(1)	Approx imately 85% of the pension plan assets relate to Canadian plans and 15% relate to U.S. plans.

Our pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, and to fund solvency deficiencies, funding shortfalls and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefit payments. We expect to contribute a minimum total amount of $25 million in 2013 compared to $86 million in 2012 (2011—$95 million) to the pension plans. The payments made in 2012 to the other post-retirement benefit plans amounted to $7 million (2011—$8 million).

The estimated future benefit payments from the plans for the next ten years at December 31, 2012 are as follows:

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS	PENSION PLANS	OTHER POST- RETIREMENT BENEFIT PLANS
(in millions of dollars)
2013	$152	$5
2014	102	7
2015	105	7
2016	108	7
2017	111	6
2018 – 2022	600	34

Asset Backed Notes

At December 31, 2012, our Canadian defined benefit pension funds held restructured asset backed notes (“ABN”) (formerly asset backed commercial paper (“ABCP”)) valued at $213 million (CDN$211 million). At December 31, 2011, our plans held ABN valued at $205 million (CDN$208 million). During 2012, the total value of the ABN benefited from an increase in value of $41 million (CDN$40 million). For the same period, the total value of the ABN was reduced by repayments and sales totalling $37 million (CDN$37 million), partially offset by the $4 million impact of an increase in the value of the Canadian dollar.

Most of these ABN, with a current value of $193 million (2011—$178 million; 2010—$193 million), were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009. About $177 million of these notes (nominal value $213 million) are expected to mature in four years. These notes are valued based upon current market quotes. The market values are supported by the value of the underlying investments held by the issuing conduit. The values for the $16 million (nominal value $39 million) of remaining ABN, that also were subject to the Montreal Accord, were sourced either from the asset manager of the ABN, or from trading values for similar securities of similar credit quality.

An additional $20 million of ABN (nominal value $38 million) were restructured separately from the Montreal Accord. They are valued based upon the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount (equivalent 1.75% per annum) applied for illiquidity. Approximately $11 million of these notes (nominal value $11 million) are expected to mature at par in late 2013 with the remaining $9 million of notes (nominal value $12 million) maturing in 2016. The outcome for a zero-value note (nominal value $15 million), remains subject to the outcome of ongoing litigation.

Possible changes that could impact the future value of ABN include: (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABN market, (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits, and (4) the passage of time, as most of the notes will mature by early 2017.

Multiemployer Plans

We contribute to seven multiemployer defined benefit pension plans under the terms of collective agreements that cover certain Canadian union-represented employees (Canadian multiemployer plans) and certain U.S. union-represented employees (U.S. multiemployer plans). The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a)	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

b)	for the U.S. multiemployer plans, if a participating employer stops contributing to the plan, the unfunded obligations of the plan are borne by the remaining participating employers; and

c)	for the U.S. multiemployer plans, if we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in these plans for the annual periods ended December 31 is outlined in the table below. The plan’s 2012 and 2011 actuarial status certification was completed as of January 1, 2012 and January 1, 2011 respectively, and is based on the plan’s actuarial valuation as of December 31, 2011 and December 31, 2010 respectively. This represents the most recent Pension Protection Act (“PPA”) zone status available. The zone status is based on information received from the plan and is certified by the plan’s actuary. One significant plan is in the red zone, which means it is less than 65% funded and requires a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”).

		Pension Protection Act Zone Status			Contributions from Domtar to Multiemployer (c)				Expiration date of collective bargaining agreement
Pension Fund	EIN / Pension Plan Number	2012	2011	FIP / RP Status Pending / Implemented	2012	2011	2010	Surcharge imposed
U.S. Multiemployer Plans					$	$	$
PACE Industry Union-
Management Pension Fund (a)	11-6166763-001	Red	Red	Yes - Implemented	3	3	3	Yes	January 27, 2015
Canadian Multiemployer Plans
Pulp and Paper Industry
Pension Plan (b)	N/A	N/A	N/A	N/A	2	3	2	N/A	April 30, 2017

				Total	5	6	5
Total contributions made to all plans that are not individually significant					1	1	1

Total contributions made to all plans					6	7	6

(a)	We withdrew from PACE Industry Union-Management Pension Fund effective December 31, 2012.
(b)	In the event that the Canadian multiemployer plan is underfunded, the monthly benefit amount can be reduced by the trustees of the plan. Moreover, we are not responsible for the underfunded status of the plan because the Canadian multiemployer plans do not require participating employers to pay a withdrawal liability or penalty upon withdrawal.
(c)	For each of the three years presented, our contributions to each multiemployer plan do not represent more than five percent of total contributions to each plan as indicated in the plan’s most recently available annual report.

In 2011, we decided to withdraw from one of our multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $32 million. In 2012, as a result of a revision in the estimated withdrawal liability, we recorded a further charge to earnings of $14 million. Also in 2012, we withdrew from a second multiemployer pension plan and recorded a withdrawal liability and a charge to earnings of $1 million. While this is our best estimate of the ultimate cost of the withdrawal from these plans at December 31, 2012, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the second quarter of 2013. Further, we remain liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years. Refer to Part II, Item 8, Financial Statement and Supplementary Data of this Annual Report on Form 10-K, under Note 16 “Closure and Restructuring Costs and Liability.”

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain foreign loss carryforwards for which a valuation allowance of $10 million was recorded in 2012, and certain state credits for which a valuation allowance of $4 million was recorded in 2011.

Our short-term deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, as well as a portion of our net operating loss carryforwards and available tax credits. The majority of these items are expected to be utilized or paid out over the next year. Our long-term deferred tax assets and liabilities are mainly composed of temporary differences pertaining to plant, equipment, pension and post-retirement liabilities, the remaining portion of net operating loss carryforwards and other tax attributes, and other items. Estimating the ultimate settlement period requires judgment and our best estimates. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2012, we had gross unrecognized tax benefits of $254 million. If our income tax positions with respect to the alternative fuel tax credits are sustained, either all or in part, then we would recognize a tax benefit in the future equal to the amount of the benefits sustained. Our tax treatment of the income related to the alternative fuel tax credits resulted in the recognition of a tax benefit of $2 million in 2010, which impacted the effective tax rate. This credit expired December 31, 2009. Refer to Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 10 “Income taxes” for details on the unrecognized tax benefits.

Cellulosic Biofuel Credit

In July 2010, the U.S. IRS Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulosic biofuel sold or used before January 1, 2010, is eligible for the CBPC and would not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 would qualify for the $1.01 non-refundable CBPC. A taxpayer could be able to claim the credit on its federal income tax return for the 2009 tax year upon the receipt of a letter of registration from the IRS and any unused CBPC could be carried forward until 2016 to offset a portion of federal taxes otherwise payable.

We had approximately 207 million gallons of cellulose biofuel that qualified for this CBPC for which we had not previously claimed under the Alternative Fuel Tax Credit (“AFTC”) that represented approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we were successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFTC and CBPC could be claimed in the same year for different volumes of biofuel. In November 2010, we filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in Income tax expense (benefit) on the Consolidated Statement of Earnings and Comprehensive Income for the year ended December 31, 2010. As of December 31, 2012, we have utilized all of the remaining credit.

Alternative Fuel Tax Credits

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative biofuel mixtures derived from biomass. We submitted an application with the IRS to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. Although the credit ended at the end of 2009, in 2010, we recorded $25 million of such credits in Other operating (income) loss on the Consolidated Statement of Earnings and Comprehensive Income. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the IRS in March 2010. We recorded an income tax expense of $7 million in 2010 related to the alternative fuel mixture income. The amounts for the refundable credits are based on the volume of alternative biofuel mixtures produced and burned during that period. To date, we have received $508 million in refunds, net of federal income tax offsets.

There has been no change in our status with respect to the alternative fuel tax credits previously claimed but we continue to assess the possibility of converting some of these credits into additional CBPC. Any such conversion would require the repayment of any alternative fuel tax credit refund previously received in exchange for a credit to be used against future federal income tax.

As of December 31, 2012, we have gross unrecognized tax benefits and interest of $198 million and related deferred tax assets of $17 million associated with the alternative fuel tax credits claimed on our 2009 tax return. During the second quarter of 2012, the IRS began an audit of our 2009 U.S. income tax return. The completion of the audit by the IRS or the issuance of authoritative guidance will result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. As of December 31, 2012, we had gross unrecognized tax benefits and interest of $198 million and related deferred tax assets of $17 million associated with the alternative fuel tax credit claims on our 2009 tax return. The recognition of these benefits, $181 million net of deferred taxes, would impact our effective tax rate. We reasonably expect the audit to be settled within the next 12 months which could result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Additional information regarding unrecognized tax benefits is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 10 “Income taxes.”

Closure and Restructuring Costs

Closure and restructuring costs are recognized as liabilities in the period when they are incurred and are measured at their fair value. For such recognition to occur, management, with the appropriate level of authority, must have approved and committed to a firm plan and appropriate communication to those affected must have occurred. These provisions may require an estimation of costs such as severance and termination benefits, pension and related curtailments, environmental remediation and may also include expenses related to demolition and outplacement. Actions taken may also require an evaluation of any remaining assets to determine required write-downs, if any, and a review of estimated remaining useful lives which may lead to accelerated depreciation expense.

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2012. Closure and restructuring cost estimates are dependent on future events. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers
20-lb repro bond, 92 bright (copy)	$10
50-lb offset, rolls	2
Other	21
Pulp—net position	16
Foreign exchange, excluding depreciation and amortization (US $0.01 change in relative value to the Canadian dollar before hedging)	9
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	4

1	Based on estimated 2013 capacity (ST or ADMT).
2	Based on estimated 2013 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

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

CREDIT RISK

We are exposed to credit risk on the accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2012, one of our Pulp and Paper segment customers located in the United States represented 11% ($64 million) ((2011 – 9% ($58 million)) of our total receivables.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2012 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2013	2014	2015	2016
Natural gas	13,320,000	MMBTU	(1)	$56	31%	34%	15%	12%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of December 31, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income and Other comprehensive income for the year ended December 31, 2012 resulting from hedge ineffectiveness (2011 and 2010 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing and converting operations in the United States, Canada, Sweden and China. As a result, we are exposed to movements in foreign currency exchange rates in Canada, Europe and Asia. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. Therefore, our earnings are affected by increases or decreases in the value of the Canadian dollar and of other European and Asian currencies relative to the U.S. dollar. Our Swedish subsidiary is exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than its Euro functional currency. Our risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. We may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the consolidated financial statements.

We formally document the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange currency options contracts used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary and forecasted sales in British Pound Sterling and forecasted purchases in U.S. dollars by the Swedish subsidiary are designated as cash flow hedges. Current contracts are used to hedge forecasted sales or purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded as a component of Other comprehensive income (loss) and is recognized in Cost of sales or in Sales in the period in which the hedged transaction occurs.

Net investment hedge

We use foreign exchange currency option contracts maturing in February 2013, to hedge the net assets of Attends Europe to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. We are exposed to movements in foreign currency exchange rates of the Euro versus the U.S. dollar as Attends Europe has a Euro functional currency whereas the Company has a U.S. dollar functional and reporting currency. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Other comprehensive income (loss) as part of the Foreign currency translation adjustments.

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2012 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2013
Currency options purchased	CDN	$ 425	50%
	EUR	€ 176	92%
	USD	$ 34	100%
	GBP	£ 19	93%
Currency options sold	CDN	$ 425	50%
	EUR	€ 76	40%
	USD	$ 34	100%
	GBP	£ 19	93%

The currency options are fully effective as at December 31, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2012 resulting from hedge ineffectiveness (2011 and 2010 – nil).

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Domtar Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 25, 2013

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
Sales	5,482	5,612	5,850
Operating expenses
Cost of sales, excluding depreciation and amortization	4,321	4,171	4,417
Depreciation and amortization	385	376	395
Selling, general and administrative	358	340	338
Impairment and write-down of property, plant and equipment and intangible assets (NOTE 4)	14	85	50
Closure and restructuring costs (NOTE 16)	30	52	27
Other operating loss (income), net (NOTE 8)	7	(4)	20

	5,115	5,020	5,247

Operating income	367	592	603
Interest expense, net (NOTE 9)	131	87	155

Earnings before income taxes and equity earnings	236	505	448
Income tax expense (benefit) (NOTE 10)	58	133	(157)
Equity loss, net of taxes	6	7	—

Net earnings	172	365	605

Per common share (in dollars) (NOTE 6)
Net earnings
Basic	4.78	9.15	14.14
Diluted	4.76	9.08	14.00
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	36.0	39.9	42.8
Diluted	36.1	40.2	43.2
Net earnings	172	365	605
Other comprehensive income (loss):
Net derivative gains (losses) on cash flow hedges:
Net losses arising during the period, net of tax of $1 (2011—$7; 2010—$3)	—	(13)	(4)
Less: Reclassification adjustment for (gains) losses included in net earnings, net of tax of $(5) (2011—$(2); 2010—$(1))	8	(1)	(2)
Foreign currency translation adjustments	23	(25)	66
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $30 (2011—$15; 2010 $19)	(85)	(25)	(54)

Other comprehensive income (loss)	(54)	(64)	6

Comprehensive income	118	301	611

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31, 2012	December 31, 2011
	$	$
Assets
Current assets
Cash and cash equivalents	661	444
Receivables, less allowances of $4 and $5	562	644
Inventories (NOTE 11)	675	652
Prepaid expenses	24	22
Income and other taxes receivable	48	47
Deferred income taxes (NOTE 10)	45	125

Total current assets	2,015	1,934
Property, plant and equipment, at cost	8,793	8,448
Accumulated depreciation	(5,392)	(4,989)

Net property, plant and equipment (NOTE 13)	3,401	3,459
Goodwill (NOTE 12)	263	163
Intangible assets, net of amortization (NOTE 14)	309	204
Other assets (NOTE 15)	135	109

Total assets	6,123	5,869

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	18	7
Trade and other payables (NOTE 17)	646	688
Income and other taxes payable	15	17
Long-term debt due within one year (NOTE 18)	79	4

Total current liabilities	758	716
Long-term debt (NOTE 18)	1,128	837
Deferred income taxes and other (NOTE 10)	903	927
Other liabilities and deferred credits (NOTE 19)	457	417

Commitments and contingencies (NOTE 21)

Shareholders’ equity (NOTE 20)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,523,896 and 42,506,732 shares	—	—
Treasury stock $0.01 par value; 8,285,292 and 6,375,532 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 607,814 and 619,108 shares	48	49
Additional paid-in capital	2,175	2,326
Retained earnings	782	671
Accumulated other comprehensive loss	(128)	(74)

Total shareholders’ equity	2,877	2,972

Total liabilities and shareholders’ equity	6,123	5,869

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$
Balance at December 31, 2009	43.0	78	2,816	(216)	(16)	2,662
Conversion of exchangeable shares	—	(14)	14	—	—	—
Stock-based compensation	0.1	—	5	—	—	5
Net earnings	—	—	—	605	—	605
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $3	—	—	—	—	(4)	(4)
Less: Reclassification adjustments for gains included in net earnings, net of tax of $(1)	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	66	66
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $19	—	—	—	—	(54)	(54)
Stock repurchase, net of gain of $2	(0.7)	—	(42)	—	—	(42)
Cash dividends	—	—	—	(32)	—	(32)
Other	—	—	(2)	—	—	(2)

Balance at December 31, 2010	42.4	64	2,791	357	(10)	3,202
Conversion of exchangeable shares	—	(15)	15	—	—	—
Stock-based compensation	0.3	—	14	—	—	14
Net earnings	—	—	—	365	—	365
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $7	—	—	—	—	(13)	(13)
Less: Reclassification adjustments for gains included in net earnings, net of tax of $(2)	—	—	—	—	(1)	(1)
Foreign currency translation adjustments	—	—	—	—	(25)	(25)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $15	—	—	—	—	(25)	(25)
Stock repurchase	(5.9)	—	(494)	—	—	(494)
Cash dividends	—	—	—	(51)	—	(51)

Balance at December 31, 2011	36.8	49	2,326	671	(74)	2,972
Conversion of exchangeable shares	—	(1)	1	—	—	—
Stock-based compensation, net of tax	—	—	5	—	—	5
Net earnings	—	—	—	172	—	172
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $1	—	—	—	—	—	—
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(5)	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	23	23
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $30	—	—	—	—	(85)	(85)
Stock repurchase	(2.0)	—	(157)	—	—	(157)
Cash dividends	—	—	—	(61)	—	(61)

Balance at December 31, 2012	34.8	48	2,175	782	(128)	2,877

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
Operating activities
Net earnings	172	365	605
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	385	376	395
Deferred income taxes and tax uncertainties (NOTE 10)	(1)	40	(174)
Impairment and write-down of property, plant and equipment and intangible assets (NOTE 4)	14	85	50
Loss on repurchase of long-term debt and debt restructuring costs	—	4	47
Net losses (gains) on disposals of property, plant and equipment and sale of businesses	2	(6)	33
Stock-based compensation expense	5	3	5
Equity loss, net	6	7	—
Other	(13)	—	(2)
Changes in assets and liabilities, excluding the effects of acquisition and sale of businesses
Receivables	99	(12)	(73)
Inventories	5	2	39
Prepaid expenses	(3)	2	6
Trade and other payables	(118)	(27)	(11)
Income and other taxes	(4)	33	344
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(13)	(18)	(120)
Other assets and other liabilities	15	29	22

Cash flows provided from operating activities	551	883	1,166

Investing activities
Additions to property, plant and equipment	(236)	(144)	(153)
Proceeds from disposals of property, plant and equipment	49	34	26
Proceeds from sale of businesses and investments	—	10	185
Acquisition of businesses, net of cash acquired	(293)	(288)	—
Investment in joint venture	(6)	(7)	—

Cash flows (used for) provided from investing activities	(486)	(395)	58

Financing activities
Dividend payments	(58)	(49)	(21)
Net change in bank indebtedness	11	(16)	(19)
Issuance of long-term debt	548	—	—
Repayment of long-term debt	(192)	(18)	(898)
Debt issue and tender offer costs	—	(7)	(35)
Stock repurchase	(157)	(494)	(44)
Prepaid on structured stock repurchase, net	—	—	2
Other	—	10	(3)

Cash flows provided from (used for) financing activities	152	(574)	(1,018)

Net increase (decrease) in cash and cash equivalents	217	(86)	206
Cash and cash equivalents at beginning of year	444	530	324

Cash and cash equivalents at end of year	661	444	530

Supplemental cash flow information
Net cash payments for:
Interest (including $47 million of tender offer premiums in 2012)	116	74	107
Income taxes paid	76	60	28

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including communications papers, specialty and packaging papers and adult incontinence products. The foundation of its business is the efficient operation of pulp mills, converting fiber into papergrade, fluff and specialty pulps. The majority of this pulp production is consumed internally to make communication papers and specialty and packaging papers with the balance sold as a market pulp. Domtar is the largest integrated marketer and manufacturer of uncoated freesheet paper in North America. In addition, Domtar operates manufacturing, research and development and distribution facilities to sell adult incontinence care products including washcloths, marketed primarily under the Attends® brand name. The Company also owns and operates Ariva®, a network of strategically located paper distribution facilities. The Company also produced lumber and other speciality and industrial wood products up until the sale of the Wood business on June 30, 2010.

ACCOUNTING PRINCIPLES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Domtar Corporation and its controlled subsidiaries. Significant intercompany transactions have been eliminated on consolidation. Investment in an affiliated company, where the Company has joint control over their operations, is accounted for by the equity method. The Company’s share of equity earnings totaled a loss, net of taxes, of $6 million.

To conform with the basis of presentation adopted in the current period, certain figures previously reported in the Statements of Cash Flows, have been reclassified.

USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates and assumptions, including but not limited to those related to closure and restructuring costs, income taxes, useful lives, asset impairment charges, environmental matters and other asset retirement obligations, pension and other post-retirement benefit plans and, commitments and contingencies, based on currently available information. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

The Company determines its international subsidiaries’ functional currency by reviewing the currencies in which their respective operating activities occur. The Company translates assets and liabilities of its non-U.S.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

dollar functional currency subsidiaries into U.S. dollars using the rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. Foreign currency translation gains and losses are included in Shareholders’ equity as a component of Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Earnings and Comprehensive Income and is partially offset by our economic hedging program (refer to Note 22). At December 31, 2012, the accumulated translation adjustment accounts amounted to $208 million (2011—$185 million).

REVENUE RECOGNITION

Domtar Corporation recognizes revenues when pervasive evidence of an arrangement exists, the customer takes title and assumes the risks and rewards of ownership, the sales price charged is fixed or determinable and when collection is reasonably assured. Revenue is recorded at the time of shipment for terms designated free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when the title and risk of loss are transferred.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of Cost of sales in the Consolidated Statements of Earnings and Comprehensive Income.

CLOSURE AND RESTRUCTURING COSTS

Closure and restructuring costs are recognized as liabilities in the period when they are incurred and are measured at their fair value. For such recognition to occur, management, with the appropriate level of authority, must have approved and committed to a firm plan and appropriate communication to those affected must have occurred. These provisions may require an estimation of costs such as severance and termination benefits, pension and related curtailments, environmental remediation and may also include expenses related to demolition and outplacement. Actions taken may also require an evaluation of any remaining assets to determine required write-downs, if any, and a review of estimated remaining useful lives which may lead to accelerated depreciation expense.

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2012. Closure and restructuring cost estimates are dependent on future events. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Domtar Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The Company records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. The change in the net deferred tax asset or liability is included in Income tax expense or in Other comprehensive income (loss) in the Consolidated Statements of Earnings and Comprehensive Income. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” (a probability level of more than 50 percent) that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets.

The Company recognizes interest and penalties related to income tax matters as a component of Income tax expense in the Consolidated Statements of Earnings and Comprehensive Income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost which approximates fair value.

RECEIVABLES

Receivables are recorded net of a provision for doubtful accounts that is based on expected collectability. The securitization of receivables is accounted for as secured borrowings. Accordingly, financing expenses related to the securitization of receivables are recognized in earnings as a component of Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain U.S. raw materials, in process and finished goods inventories. LIFO inventories were $264 million and $267 million at December 31, 2012 and 2011, respectively. The balance of U.S. raw material inventories, all materials and supplies inventories and all foreign inventories are costed at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $62 million and $56 million greater at December 31, 2012 and 2011, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, as measured by comparing their net book value to their estimated undiscounted future cash flows. Impaired assets are recorded at estimated fair value, determined principally by using discounted future cash flows expected from their use and eventual disposition (refer to Note 4).

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized and is evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. The Company performs the impairment test of goodwill at its reporting unit level. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value. This process involves significant judgement and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting the Company and the business, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it performs Step I of the two-step impairment test. The Company can also elect to bypass the qualitative assessment and proceed directly to the Step 1 of the impairment test.

The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. The Company uses a discounted cash flow model to determine the fair value of a reporting unit. The assumptions used in the model are consistent with those we believe hypothetical marketplace participants would use. In the event that the net carrying amount exceeds the fair value of the business, the second step of the impairment test must be performed in order to determine the amount of the impairment charge. Fair value of goodwill in the Step II impairment test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the business.

All goodwill as of December 31, 2012 resides in the Personal Care segment, and originates from the acquisitions of Attends Healthcare Inc. on September 1, 2011, Attends Healthcare Limited on March 1, 2012 and EAM Corporation on May 10, 2012. Please refer to Note 3 “Acquisition of businesses” for additional information regarding these acquisitions.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Indefinite-lived intangible assets are not amortized and are evaluated at the beginning of the fourth quarter of every year, or more frequently whenever indicators of potential impairment exist. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment follows the same process as the one performed for goodwill, as described above. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the indefinite-lived intangible assets are less than their carrying amounts, then an impairment test is required. The Company can also elect to proceed directly to the quantitative test. The impairment test consists of comparing the fair value of the indefinite-lived intangible assets determined using a variety of methodologies to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets include trade names related to Attends®. The Company evaluates its indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support indefinite useful lives.

Definite lived intangible assets are stated at cost less amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite lived intangible assets include water rights, customer relationships, technology, trade names and supplier and non-compete agreements which are being amortized using the straight-line method over their estimated useful lives. Power purchase agreements are amortized using the straight-line method over the term of the respective contract. Cutting rights were amortized using the units of production method and were sold June 30, 2010 as part of the sale of the Wood business (refer to Note 25). Any potential impairment for definite lived intangible assets will be calculated in the same manner as that disclosed under impairment of long-lived assets.

Amortization is based mainly on the following useful lives:

Useful life
Water rights	40 years
Customer relationships	20 to 40 years
Technology	7 to 20 years
Trade names	7 years
Supplier agreements	5 years
Power purchase agreements	25 years
Non-Compete agreements	9 years

OTHER ASSETS

Other assets are recorded at cost. Direct financing costs related to the issuance of long-term debt are deferred and amortized using the effective interest rate method.

ENVIRONMENTAL COSTS

Environmental expenditures for effluent treatment, air emission, landfill operation and closure, asbestos containment and removal, bark pile management, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, Domtar Corporation incurs certain operating costs for environmental matters that are

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted, due to uncertainty with respect to timing of expenditures, and are recorded when remediation efforts are probable and can be reasonably estimated.

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

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Domtar Corporation recognizes the cost of employee services received in exchange for awards of equity instruments over the requisite service period, based on their grant date fair value for awards accounted for as equity and based on the quoted market value of each reporting period for awards accounted for as liability. The Company awards are accounted for as compensation expense and presented in Additional paid-in-capital on the Consolidated Balance Sheets for Equity type awards and presented in Other long-term liabilities and deferred credits on the Consolidated Balance Sheets for Liability type awards.

The Company’s awards may be subject to market, performance and/or service conditions. Any consideration paid by plan participants on the exercise of stock options or the purchase of shares is credited to Additional paid-in-capital on the Consolidated Balance Sheets. The par value included in the Additional paid-in-capital component of stock-based compensation is transferred to Common shares upon the issuance of shares of common stock.

Unless otherwise determined at the time of the grant, awards subject to service conditions vest in approximately equal installments over three years beginning on the first anniversary of the grant date and performance-based awards vest based on achievement of pre-determined performance goals over performance periods of three years. The majority of non-qualified stock options and performance share units expire at various dates no later than seven years from the date of grant. Deferred Share Units vest immediately at the grant date and are remeasured at each reporting period, until settlement, using the quoted market value.

Under the 2007 Omnibus Incentive Plan (the “Omnibus Plan”), a maximum of 1,422,214 shares are reserved for issuance in connection with awards granted or to be granted.

DERIVATIVE INSTRUMENTS

Derivative instruments are utilized by Domtar Corporation as part of the overall strategy to manage exposure to fluctuations in foreign currency and price on certain purchases. As a matter of policy, derivatives are not used for trading or speculative purposes. All derivatives are recorded at fair value either as assets or

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In a fair value hedge, changes in fair value of derivatives are recognized in the Consolidated Statements of Earnings and Comprehensive Income. The change in fair value of the hedged item attributable to the hedged risk is also recorded in the Consolidated Statements of Earnings and Comprehensive Income by way of a corresponding adjustment of the carrying amount of the hedged item recognized in the Consolidated Balance Sheets. In a cash flow hedge, changes in fair value of derivative instruments are recorded in Other comprehensive income (loss). These amounts are reclassified in the Consolidated Statements of Earnings and Comprehensive Income in the periods in which results are affected by the cash flows of the hedged item within the same line item. Any hedge ineffectiveness is recorded in the Consolidated Statements of Earnings and Comprehensive Income when incurred.

PENSION PLANS

Domtar Corporation’s plans include funded and unfunded defined benefit and defined contribution pension plans. Domtar Corporation recognizes the overfunded or underfunded status of defined benefit and underfunded defined contribution pension plans as an asset or liability in the Consolidated Balance Sheets. The net periodic benefit cost includes the following:

•	The cost of pension benefits provided in exchange for employees’ services rendered during the period,

•	The interest cost of pension obligations,

•	The expected long-term return on pension fund assets based on a market value of pension fund assets,

•	Gains or losses on settlements and curtailments,

•	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately 9 years of the active employee group covered by the plans, and

•

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the accrued benefit obligation or market value of plan assets at the beginning of the year over the average remaining service period of approximately 9 years of the active employee group covered by the plans.

The defined benefit plan obligations are determined in accordance with the projected unit credit actuarial cost method.

OTHER POST-RETIREMENT BENEFIT PLANS

The Company recognizes the unfunded status of other post-retirement benefit plans (other than multiemployer plans) as a liability in the Consolidated Balance Sheets. These benefits, which are funded by Domtar Corporation as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. We amortize the cumulative net actuarial gains and losses in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 10 years of the active employee group covered by the plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

COMPREHENSIVE INCOME

In June 2011, the Financial Accounting Standards Board (“FASB”) issued changes to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. The nature of the items that must be reported in other comprehensive income and the requirements for reclassification from other comprehensive income to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. The Company adopted the new requirement on January 1, 2012 with no impact on the Company’s consolidated financial statements except for the change in presentation. The Company has chosen to present a single continuous statement of comprehensive income.

INTANGIBLES—GOODWILL AND OTHER

In July 2012, the FASB issued an update to Intangibles—Goodwill and Other, which simplifies how entities test indefinite-lived intangible assets for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, then it is required to perform the quantitative impairment test. The amended provisions are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company adopted the new requirement as of its publication date with no impact on the Company’s consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FUTURE ACCOUNTING CHANGES

COMPREHENSIVE INCOME

In February 2013, the FASB issued an update to Comprehensive Income, which requires an entity to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information.

These modifications are effective for interim and annual periods beginning after December 15, 2012. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of amounts reclassified out of accumulated other comprehensive income. Other than the change in presentation, the Company has determined these changes will not have an impact on the consolidated financial statements.

NOTE 3.

ACQUISITION OF BUSINESSES

EAM Corporation

On May 10, 2012, the Company completed the acquisition of 100% of the outstanding shares of EAM Corporation (“EAM”). EAM manufactures high quality airlaid and ultrathin laminated absorbent cores used in feminine hygiene, adult incontinence, baby diapers, and other medical healthcare and performance packaging solutions. EAM operates a manufacturing, research and development and distribution facility in Jesup, Georgia. EAM has approximately 54 employees. The results of EAM’s operations have been included in the consolidated financial statements since May 1, 2012, the effective time of the transaction, and are presented in the Personal Care reportable segment. The purchase price was $61 million in cash, including working capital, net of cash acquired of $1 million. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification (“ASC”).

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available. During the fourth quarter of 2012, the Company completed the evaluation of all assets and liabilities.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition

Receivables		$6
Inventory		2
Property, plant and equipment		13
Intangible assets (Note 14)
Customer relationships (1)	19
Technology (2)	8
Non-compete (3)	1
		28
Goodwill (Note 12)		31

Total assets		80

Less: Liabilities
Trade and other payables		4
Deferred income tax liabilities and unrecognized tax benefits		15

Total liabilities		19

Fair value of net assets acquired at the date of acquisition		61

(1)	The useful life of the Customer relationships acquired is 30 years.

(2)	The useful lives of the Technology acquired are between 7 and 20 years.

(3)	The useful life of the Non-compete acquired is 9 years.

Attends Healthcare Limited

On March 1, 2012, the Company completed the acquisition of 100% of the outstanding shares of Attends Healthcare Limited (“Attends Europe”). Attends Europe manufactures and supplies adult incontinence care products in Northern Europe. Attends Europe operates a manufacturing, research and development and distribution facility in Aneby, Sweden and also operates a distribution center in Germany. Attends Europe has approximately 458 employees. The results of Attends Europe’s operations have been included in the consolidated financial statements since March 1, 2012, and are presented in the Personal Care reportable segment. The purchase price was $232 million (€173 million) in cash, including working capital, net of acquired cash of $4 million (€3 million). The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB ASC.

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available. During the fourth quarter of 2012, the Company completed the evaluation of all assets and liabilities.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition

Receivables		$21
Inventory		22
Property, plant and equipment		67
Intangible assets (Note 14)
Trade names (1)	54
Customer relationships (2)	71
		125
Goodwill (Note 12)		71

Total assets		306

Less: Liabilities
Trade and other payables		27
Capital lease obligation		6
Deferred income tax liabilities and unrecognized tax benefits		38
Pension		3

Total liabilities		74

Fair value of net assets acquired at the date of acquisition		232

(1)	Indefinite useful life.

(2)	The useful life of the Customer relationships acquired is 30 years.

Attends Healthcare Inc.

On September 1, 2011, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Attends Healthcare Inc. (“Attends US”). Attends US sells and markets a complete line of adult incontinence care products and distributes washcloths marketed primarily under the Attends® brand name. The company has a wide product offering and it serves a diversified customer base in multiple channels throughout the United States and Canada. Attends US has approximately 320 employees and the production facility is located in Greenville, North Carolina. The results of Attends US’ operations have been included in the consolidated financial statements since September 1, 2011, and are presented in the Personal Care reportable segment. The purchase price was $288 million in cash, including working capital, net of acquired cash of $12 million. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB ASC.

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available. During the fourth quarter of 2011, the Company completed the evaluation of all assets and liabilities.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

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

For all acquisitions, goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation of the business, the assembled workforce, and the expected future cash flows of the business. Disclosed goodwill is not deductible for tax purposes. Pro forma results have not been provided, as these acquisitions have no material impact on the Company.

NOTE 4.

IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT

AND INTANGIBLE ASSETS

We review intangible assets and property, plant and equipment for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the intangible and long-lived assets may not be recoverable.

Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to selling prices, inflation-adjusted cost projections, forecasted exchange rate for the U.S. dollar when applicable and the estimated useful life of the fixed assets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS (CONTINUED)

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Kamloops, Closure of a pulp machine

During the fourth quarter of 2012, the Company announced that it will permanently shut down one pulp machine at its Kamloops pulp mill. This decision will result in a permanent curtailment of the Company’s annual pulp production by approximately 120,000 air-dried metric tons of sawdust softwood pulp, and will affect approximately 125 employees. These measures are expected to be in place by the end of March 2013.

The Company recognized a $5 million write-down of property, plant and equipment and $2 million of accelerated depreciation, included in Impairment and write-down of property, plant and equipment and intangible assets, with respect to the assets that will cease productive use in March 2013, when the shut-down is completed. The Company expects to record an additional $12 million of accelerated depreciation over the first 3 months of 2013 in relation to these assets. Given the decision to close the pulp machine, the Company assessed its ability to recover the carrying value of the Kamloops mill from the undiscounted estimated future cash flows. The Company concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

Mira Loma, California converting plant

During the first quarter of 2012, the Company recorded a $2 million write-down of property, plant and equipment at its Mira Loma location, in Impairment and write-down of property, plant and equipment and intangible assets.

Ashdown, Arkansas pulp and paper mill—Closure of a paper machine

As a result of the decision to permanently shut down one of four paper machines on March 29, 2011, the Company recognized $73 million of accelerated depreciation, included in Impairment and write-down of property, plant and equipment and intangible assets, in 2011. Given the substantial decline in the production capacity, at its Ashdown mill, the Company conducted a quantitative impairment test in the fourth quarter of 2011 and concluded that the recognition of an impairment loss for the Ashdown mill’s remaining long-lived assets was not required.

Lebel-sur-Quévillon Pulp Mill and Sawmill—Impairment of assets

In the fourth quarter of 2008, the Company decided to permanently shut down the Lebel-sur-Quévillon pulp mill and sawmills. In 2011, following the signing of a definitive agreement, the Company recorded a $12 million impairment and write-down of property, plant and equipment relating to the remaining assets’ net book value. During the second quarter of 2012, the Company sold its pulp and sawmill assets to Fortress Global Cellulose Ltd. (“Fortress”) and its lands related to those assets to a subsidiary of the Government of Quebec.

Plymouth Pulp and Paper Mill—Conversion to Fluff Pulp

In 2010, as a result of the decision to permanently shut down the remaining paper machine and convert the Plymouth facility to 100% fluff pulp production in the fourth quarter of 2009, the Company recognized in

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS (CONTINUED)

Impairment and write-down of property, plant and equipment and intangible assets, a $1 million write-down to the related paper machine and $39 million of accelerated depreciation.

Columbus Paper Mill

On March 16, 2010, the Company announced that it would permanently close its coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp and affected approximately 219 employees. The Company recorded a $9 million write-down for the related fixed assets included in Impairment and write-down of property, plant and equipment and intangible assets and $16 million of other charges included in Closure and restructuring costs (refer to Note 16). Operations ceased in April 2010.

Cerritos

During the second quarter of 2010, the Company decided to close the Cerritos, California forms converting plant, and recorded a $1 million write-down for the related assets included in Impairment and write-down of property, plant and equipment and intangible assets and $1 million in severance and termination costs included in Closure and restructuring costs (refer to Note 16). Operations ceased on July 16, 2010.

IMPAIRMENT OF INTANGIBLE ASSETS

Deterioration in sales and operating results of Ariva U.S., a subsidiary included in our Distribution segment, has led the Company to test the customer relationships of this asset group for recoverability. As of December 31, 2012, the Company recognized an impairment charge of $5 million included in Impairment and write-down of property, plant and equipment and intangible assets related to customer relationships in the Distribution segment, based on the revised long-term forecast in the fourth quarter of 2012. The Company concluded that no further impairment or impairment indicators exist as of December 31, 2012.

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

NOTE 5.

STOCK-BASED COMPENSATION

2007 OMNIBUS INCENTIVE PLAN

Under the Omnibus Plan, the Company may award to key employees and non-employee directors, at the discretion of the Human Resources Committee of the Board of Directors, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance-conditioned restricted stock units, performance share units, deferred share units and other stock-based awards. The Company generally grant awards annually and uses, when available, treasury stock to fulfill awards settled in common stock and option exercises.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

PERFORMANCE SHARE UNITS (“PSUs”) AND PERFORMANCE-CONDITIONED RESTRICTED STOCK UNITS (“PCRSUs”)

PSUs are granted to management and non-management committee members. These awards will be settled in shares for management committee members and in cash equivalent to the share price for non-management committee members, based on market conditions and/or performance and service conditions. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. These awards will cliff vest on December 31, 2014.

PSU/PCRSU	Number of units	Weighted average grant date fair value
		$
Vested and non-vested at December 31, 2011	140,499	101.69
Granted/issued	87,314	101.06
Forfeited	(3,525)	96.28
Cancelled	(23,417)	98.68
Modified (1)	(18,627)	75.72
Vested and settled	—	—

Vested and non-vested at December 31, 2012	182,244	104.54

(1)	In December 2012, the Human Resources Committee modified a performance condition that affected the vesting of awards; as such, 18,627 units of previously granted PSUs were modified to Restricted Stock Units (“RSUs”). This modification affected three employees; two non-management committee members and one management committee member. No significant incremental costs were incurred as a result of this modification.

As a result of PSUs granted in 2011 that have performed under their target, the Company cancelled 23,417 units in 2012 with a weighted average grant date fair value of $98.68 (2011—$89.02; 2010 PCRSUs—nil).

At December 31, 2012, 45,700 PCRSUs remain outstanding and will be settled in 2013.

The fair value of performance share units granted in 2012 and 2011 was estimated at the grant date using a Monte Carlo simulation methodology. The Monte Carlo simulation creates artificial futures by generating numerous sample paths of potential outcomes. The following assumptions were used in calculating the fair value of the units granted:

	2012	2011
Dividend yield	1.383%	0.870%
Expected volatility 1 year	38%	36%
Expected volatility 3 years	66%	86%
Risk-free interest rate December 31, 2011	—	0.411%
Risk-free interest rate December 31, 2012	0.993%	0.869%
Risk-free interest rate December 31, 2013	0.662%	1.388%
Risk-free interest rate December 31, 2014	0.711%	—

At December 31, 2012, of the total non-vested PSUs, 97,335 will be settled in shares and 84,909 will be settled in cash.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

RESTRICTED STOCK UNITS

RSUs are granted to management and non-management committee members. These awards will be settled in shares for management committee members and in cash equivalent to the share price for non-management committee members, upon completing service conditions. The awards cliff vest after approximately a three year service period. As part of the long-term incentive plan, the Company also granted bonus RSUs that vest in approximately equal installments over three years beginning on the first anniversary of the grant. Additionally, the RSUs are credited with dividend equivalents in the form of additional RSUs when cash dividends are paid on the Company’s stock. The grant date fair value of RSUs is equal to the market value of the Company’s stock on the date the awards are granted.

RSU	Number of units	Weighted average grant date fair value
		$
Non-vested at December 31, 2011	625,549	39.32
Granted/issued	54,470	92.73
Forfeited	(9,802)	77.88
Modified (1)	18,627	78.94
Vested and settled	(405,786)	20.84

Non-vested at December 31, 2012	283,058	77.36

(1)	In December 2012, the Human Resources Committee modified a performance condition that affected the vesting of awards; as such, 18,627 units of previously granted PSUs were modified to RSUs. This modification affected three employees; two non-management committee members and one management committee member. No significant incremental costs were incurred as a result of this modification.

At December 31, 2012, of the total non-vested RSUs, 85,640 will be settled in shares and 197,418 will be settled in cash.

DEFERRED SHARE UNITS (“DSUs”)

DSUs are granted to its Directors and to management committee members. The DSUs granted to the Directors vest immediately on the grant date. The DSUs are credited with dividend equivalents in the form of additional DSUs when cash dividends are paid on the Company’s stock. For Directors DSUs, the Company will deliver at the option of the holder either one share of common stock or the cash equivalent of the fair market value on settlement of each outstanding DSU (including dividend equivalents accumulated) upon termination of service. The grant date fair value of DSU awards is equal to the market value of the Company’s stock on the date the awards were granted.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

Management Committee members may elect to defer awards earned under another program into DSUs. In 2012, 3,758 vested awards were deferred to DSUs, and those DSUs will be settled in share of common stock in February 2019.

DSU	Number of units	Weighted-average grant date fair value
		$
Vested at December 31, 2011	137,565	44.52
Granted/issued	19,253	79.79
Settled	(17,991)	53.24

Vested at December 31, 2012	138,827	48.28

NON-QUALIFIED AND PERFORMANCE STOCK OPTIONS

The stock options vest at various dates up to May 10, 2013 subject to service conditions for non-qualified stock options and, for performance stock options, if certain market conditions are met in addition to the service period. The options expire at various dates no later than seven years from the date of grant.

OPTIONS (including Performance options)	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at December 31, 2009	658,583	58.15	3.3	—
Granted	48,880	66.81	6.4	0.4
Exercised	(86,573)	20.37	—	—
Forfeited/expired	(29,574)	62.36	—	—

Outstanding at December 31, 2010	591,316	64.19	4.0	12.1

Options exercisable at December 31, 2010	272,799	81.78	2.9	0.9

Outstanding at December 31, 2010	591,316	64.19	4.0	12.1
Exercised	(182,480)	45.63	—	—
Forfeited/expired	(55,175)	95.36	—	—

Outstanding at December 31, 2011	353,661	68.90	3.1	7.0

Options exercisable at December 31, 2011	160,590	80.79	2.4	0.7

Outstanding at December 31, 2011	353,661	68.90	3.1	7.0
Exercised	(66,416)	30.59	—	—
Forfeited/expired	(51,654)	60.30	—	—

Outstanding at December 31, 2012	235,591	81.56	2.2	4.2

Options exercisable at December 31, 2012	136,028	61.36	2.4	2.8

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

In addition to the above noted outstanding options, the Company has 3,738 outstanding and exercisable stock appreciation rights at December 31, 2012 with a weighted average exercise price of $78.95.

The total intrinsic value of options exercised in 2012 was $4 million. Based on the Company’s closing year-end stock price of $83.52, the aggregate intrinsic value of options outstanding and options exercisable is $3 million, respectively.

The fair value of the stock options granted in 2010 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted:

2010
Dividend yield	0%
Expected volatility	75%
Risk-free interest rate	3%
Expected life	7 years

For the year ended December 31, 2012, compensation expense recognized in the Company’s results of operations was approximately $20 million (2011—$23 million; 2010—$25 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to approximately $11 million (2011—$16 million; 2010—$22 million) and will be recognized over the remaining service period of approximately 25 months. The aggregate value of liability awards settled in 2012 was $35 million. The total fair value of shares vested in 2012 was $6 million. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement. As a result of stock-based compensation awards exercised during the period, the Company recognized a $1 million tax benefit, which is included in Additional paid-in capital in the Consolidated Balance Sheets.

CLAWBACK FOR FINANCIAL REPORTING MISCONDUCT

If a participant in the Omnibus Plan knowingly or grossly negligently engages in financial reporting misconduct, then all awards and gains from the exercise of options or stock appreciation rights in the 12 months prior to the date the misleading financial statements were issued as well as any awards that vested based on the misleading financial statements will be disgorged to the Company. In addition, the Company may cancel or reduce, or require a participant to forfeit and disgorge to the Company or reimburse the Company for, any awards granted or vested, and bonus granted or paid, and any gains earned or accrued, due to the exercise, vesting or settlement of awards or sale of any common stock, to the extent permitted or required by, or pursuant to any Corporation policy implemented as required by applicable law, regulation or stock exchange rule as may from time to time be in effect.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

EARNINGS PER SHARE

The calculation of basic earnings per common share for the year ended December 31, 2012 is based on the weighted average number of Domtar common shares outstanding during the year. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common securities.

The following table provides the reconciliation between basic and diluted earnings per share:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net earnings	$172	$365	$605

Weighted average number of common and exchangeable shares outstanding (millions)	36.0	39.9	42.8
Effect of dilutive securities (millions)	0.1	0.3	0.4

Weighted average number of diluted common and exchangeable shares outstanding (millions)	36.1	40.2	43.2

Basic net earnings per share (in dollars)	$4.78	$9.15	$14.14
Diluted net earnings per share (in dollars)	$4.76	$9.08	$14.00

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	December 31, 2012	December 31, 2011	December 31, 2010
Options	105,205	168,692	380,214

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2012, the related pension expense was $24 million (2011—$24 million; 2010—$25 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans that cover the majority of its employees. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in defined contribution pension plans. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Also, starting on January 1, 2013, all unionized employees covered under the agreement with the United Steel Workers, not grandfathered under the existing defined benefit pension plans, will transition to a defined contribution pension plan for future service. The Company also sponsors a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs and medical and dental benefits. The Company also provides supplemental unfunded defined benefit pension plans to certain senior management employees.

Related pension and other post-retirement plan expenses and the corresponding obligations are actuarially determined using management’s most probable assumptions.

The Company’s pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, and to fund solvency deficiencies, funding shortfalls and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefits payments.

The Company expects to contribute a minimum total amount of $25 million in 2013 compared to $86 million in 2012 (2011—$95 million; 2010—$161 million) to the pension plans. The payments made in 2012 to the other post-retirement benefit plans amounted to $7 million (2011—$8 million; 2010—$8 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 31, 2012 and December 31, 2011, the measurement date for each year:

	December 31, 2012		December 31, 2011
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at beginning of year	1,755	113	1,636	114
Service cost for the year	40	3	35	3
Interest expense	85	6	87	6
Plan participants’ contributions	7	—	7	—
Actuarial loss	200	13	99	3
Plan amendments	(3)	—	17	(3)
Acquisition of business	9	—	—	—
Benefits paid	(93)	(1)	(98)	(1)
Direct benefit payments	(4)	(6)	(4)	(7)
Settlement	(115)	—	(4)	—
Curtailment	—	(6)	13	—
Effect of foreign currency exchange rate change	33	2	(33)	(2)

Accrued benefit obligation at end of year	1,914	124	1,755	113

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets reflecting the actual return on plan assets, the contributions and the benefits paid during the year:

	December 31, 2012	December 31, 2011
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,665	1,572
Actual return on plan assets	182	130
Employer contributions	86	95
Plan participants’ contributions	7	7
Benefits paid	(97)	(102)
Acquisition of business	7	—
Settlement	(115)	(4)
Effect of foreign currency exchange rate change	32	(33)

Fair value of assets at end of year	1,767	1,665

INVESTMENT POLICIES AND STRATEGIES OF THE PLAN ASSETS

The assets of the pension plans are held by a number of independent trustees and are accounted for separately in the Company’s pension funds. The investment strategy for the assets in the pension plans is to maintain a diversified portfolio of assets, invested in a prudent manner to maintain the security of funds while

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

maximizing returns within the guidelines provided in the investment policy. Diversification of the pension plans’ holdings is maintained in order to reduce the pension plans’ annual return variability, reduce market and credit exposure to any single issuer and to any single component of the capital markets, reduce exposure to unexpected inflation, enhance the long-term risk-adjusted return potential of the pension plans and reduce funding risk.

Over the long-term, the performance of the pension plans is primarily determined by the long-term asset mix decisions. To manage the long-term risk of not having sufficient funds to match the obligations of the pension plans, the Company conducts asset/liability studies. These studies lead to the recommendation and adoption of a long-term asset mix target that sets the expected rate of return and reduces the risk of adverse consequences to the plans from increases in liabilities and decreases in assets. In identifying the asset mix target that would best meet the investment objectives, consideration is given to various factors, including (a) each plan’s characteristics, (b) the duration of each plan’s liabilities, (c) the solvency and going concern financial position of each plan and their sensitivity to changes in interest rates and inflation, and (d) the long-term return and risk expectations for key asset classes.

The investments of each plan can be done directly through cash investments in equities or bonds or indirectly through derivatives or pooled funds. The use of derivatives must be in accordance with an approved mandate and cannot be used for speculative purposes.

The Company’s pension funds are not permitted to own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2012:

	Target allocation	Percentage of plan assets at December 31, 2012	Percentage of plan assets at December 31, 2011
Fixed income
Cash and cash equivalents	0% - 10%	4%	5%
Bonds	51% - 61%	55%	58%

Equity
Canadian Equity	7% - 15%	11%	10%
US Equity	8% - 18%	12%	12%
International Equity	14% - 24%	18%	15%

Total (1)		100%	100%

(1)	Approximately 85% of the pension plans’ assets relate to Canadian plans and 15% relate to U.S. plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

	December 31, 2012		December 31, 2011
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,914)	(124)	(1,755)	(113)
Fair value of assets at end of year	1,767	—	1,665	—

Funded status	(147)	(124)	(90)	(113)

The funded status includes $56 million of accrued benefit obligation ($47 million at December 31, 2011) related to supplemental unfunded defined benefit and defined contribution plans.

	December 31, 2012		December 31, 2011
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Trade and other payables (Note 17)	—	(5)	—	(2)
Other liabilities and deferred credits (Note 19)	(188)	(119)	(143)	(111)
Other assets (Note 15)	41	—	53	—

Net amount recognized in the Consolidated Balance Sheets	(147)	(124)	(90)	(113)

The following table presents the amount not yet recognized in net periodic benefit cost and included in Accumulated other comprehensive loss:

	December 31, 2012		December 31, 2011
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Prior service (cost) credit	(21)	2	(28)	11
Accumulated loss	(401)	(21)	(298)	(11)

Accumulated other comprehensive loss	(422)	(19)	(326)	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the pre-tax amounts included in Other comprehensive income (loss):

	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$	$	$
Prior service (cost) credit	3	—	(17)	3	(1)	—
Amortization of prior year service cost (credit)	4	(9)	11	(1)	4	(1)
Net gain (loss)	(122)	(11)	(48)	(2)	(100)	1
Amortization of net actuarial loss	19	1	14	—	24	—

Net amount recognized in other comprehensive income (loss) (pre-tax)	(96)	(19)	(40)	—	(73)	—

An estimated amount of $44 million for pension plans and $1 million for other post-retirement benefit plans will be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2013.

At December 31, 2012, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value of plan assets were $1,222 million and $1,039 million, respectively (2011—$1,160 million and $1,020 million, respectively).

Components of net periodic benefit cost for pension plans	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
Service cost for the year	40	35	32
Interest expense	85	87	87
Expected return on plan assets	(97)	(103)	(92)
Amortization of net actuarial loss	18	14	10
Curtailment loss (a)	1	22	12
Settlement loss (b)	1	23	16
Amortization of prior year service costs	3	2	3

Net periodic benefit cost	51	80	68

Components of net periodic benefit cost for other post-retirement benefit plans	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
Service cost for the year	3	3	3
Interest expense	6	6	7
Amortization of net actuarial loss	1	—	1
Curtailment gain (c)	(12)	—	(13)
Amortization of prior year service costs	(1)	(1)	(1)
Settlement gain	—	—	(1)

Net periodic benefit cost	(3)	8	(4)

(a)

The curtailment loss for the year ended December 31, 2012 of $1 million is related to certain U.S. employees who elected to convert from defined benefit to defined contribution plans. The curtailment loss

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

for the year ended December 31, 2011 of $22 million represents $13 million related to the sale of the Prince Albert, Saskatchewan facility and $9 million related to certain U.S. plans being converted from defined benefit to defined contribution plans during the fourth quarter of 2011. The curtailment loss for the year ended December 31, 2010 of $12 million represents $10 million related to the sale of the Wood business and $2 million related to the sale of the Woodland, Maine mill.

(b)	The settlement loss for the year ended December 31, 2012 of $1 million is related to the sale of hydro assets in Ottawa, Ontario and Gatineau, Quebec. The settlement loss for the year ended December 31, 2011 of $23 million is related to the sale of assets of the Prince Albert facility. The settlement loss for the year ended December 31, 2010 of $16 million is related to the sale of the Wood business.

(c)	The curtailment gain of $12 million for the year ended December 31, 2012 is a result of the curtailment of benefits related to the majority of employees covered by the plan. The curtailment gain for the year ended December 31, 2010 of $13 million represents $3 million related to the sale of the Wood business and $10 million related to the harmonization of the Company’s post-retirement benefit plans.

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the accrued benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

Pension plans	December 31, 2012	December 31, 2011	December 31, 2010
Accrued benefit obligation
Discount rate	4.1%	4.9%	5.5%
Rate of compensation increase	2.7%	2.7%	2.7%

Net periodic benefit cost
Discount rate	4.8%	5.3%	6.3%
Rate of compensation increase	2.8%	2.9%	2.9%
Expected long-term rate of return on plan assets	6.0%	6.7%	7.0%

Discount rate for Canadian plans: 4.2% based on a model whereby cash flows are projected for hypothetical plans and are discounted using a spot rate yield curve developed from bond yield data for AA corporate bonds. Specifically, short-term yields to maturity are derived from actual AA rated corporate bond yield data. For longer terms, extrapolated data is used. The extrapolated data are created by adding a term-based spread over long provincial bond yields. The spread is based on the observed spreads between AA rated corporate bonds and AA rated provincial bonds in three sections of the yield curve.

Discount rate for U.S. plans: 3.8% obtained by incorporating Domtar qualified plans’ expected cash flows in the Mercer Yield Curve which is based on bonds rated AA or better by Moody’s or Standard & Poor’s, excluding callable bonds, bonds of less than a minimum issue size, and certain other bonds. Effective December 2012, the

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

universe of bonds also includes private placement (traded in reliance on Rule 144A and with at least two years to maturity), make whole, and foreign corporation (denominated in US dollars) bonds.

Other post-retirement benefit plans	December 31, 2012	December 31, 2011	December 31, 2010
Accrued benefit obligation
Discount rate	4.2%	5.0%	5.5%
Rate of compensation increase	2.8%	2.8%	2.8%

Net periodic benefit cost
Discount rate	2.9%	5.5%	6.4%
Rate of compensation increase	2.8%	2.8%	2.8%

Effective January 1, 2013, the Company will use 5.8% (2012—6.0%; 2011—6.7%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management’s best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts’ or governments’ expectations as applicable.

For measurement purposes, a 5.4% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. The rate was assumed to decrease gradually to 4.1% by 2033 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
	$	$
Impact on net periodic benefit cost for other post-retirement benefit plans	1	(1)
Impact on accrued benefit obligation	10	(9)

FAIR VALUE MEASUREMENT

Fair Value Measurements and Disclosures Topic of FASB ASC 820 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. Fair Value Measurements and Disclosures Topic of FASB ASC 820 establishes and prioritizes three levels of inputs that may be used to measure fair value:

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

Level 3—Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the assets or liabilities.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2012, by asset category:

		Fair Value Measurements at December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Cash and short-term investments	75	75	—	—
Money market fund	25	—	25	—
Asset backed notes (1)	213	—	177	36
Canadian government bonds	163	163	—	—
Canadian corporate debt securities	5	—	5	—
Bond index funds (2 & 3)	581	—	581	—
Canadian equities (4)	192	192	—	—
U.S. equities (5)	31	31	—	—
International equities (6)	266	266	—	—
U.S. stock index funds (3 & 7)	208	—	208	—
Insurance contracts (8)	7	—	—	7
Derivative contracts (9)	1	—	1	—

Total	1,767	727	997	43

(1)	This category is described in the section “Asset Backed Notes.”

(2)	This category represents a Canadian bond index fund not actively managed that tracks the DEX Long-term bond index and a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.

(3)	The fair value of these plan assets are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)	This category represents active segregated, large capitalization Canadian equity portfolios with the ability to purchase small and medium capitalized companies and $5 million of Canadian equities held within an active segregated global equity portfolio.

(5)	This category represents U.S. equities held within an active segregated global equity portfolio.

(6)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.

(7)	This category represents equity index funds, not actively managed, that track the Standard & Poor’s 500 (“S&P 500”).

(8)	This category represents insurance contracts with a minimum guarantee rate.

(9)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2011, by asset category:

		Fair Value Measurements at December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Cash and short-term investments	89	89	—	—
Asset backed notes (1)	205	—	—	205
Canadian government bonds	383	378	5	—
Canadian and U.S. corporate debt securities	96	73	23	—
Bond index funds (2 & 3)	265	—	265	—
Canadian equities (4)	172	172	—	—
U.S. equities (5)	28	28	—	—
International equities (6)	216	216	—	—
U.S. stock index funds (3 & 7)	205	—	205	—
Asset backed securities (3)	2	—	2	—
Derivative contracts (8)	4	—	4	—

Total	1,665	956	504	205

(1)	This category is described in the section “Asset Backed Notes.”

(2)	This category represents a Canadian bond index fund not actively managed that tracks the DEX Long-term bond index and a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.

(3)	The fair value of these plan assets are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)	This category represents active segregated, large capitalization Canadian equity portfolios with the ability to purchase small and medium capitalized companies and $2 million of Canadian equities held within an active segregated global equity portfolio.

(5)	This category represents U.S. equities held within an active segregated global equity portfolio.

(6)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.

(7)	This category represents equity index funds, not actively managed, that track the S&P 500.

(8)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

ASSET BACKED NOTES

At December 31, 2012, Domtar Corporation’s Canadian defined benefit pension funds held restructured asset backed notes (“ABN”) (formerly asset backed commercial paper (“ABCP”)) valued at $213 million (CDN $211 million). At December 31, 2011, the plans held ABN valued at $205 million (CDN$208 million). During 2012, the total value of the ABN benefited from an increase in value of $41 million (CDN$40 million). For the same period, the total value of ABN was reduced by repayments and sales totalling $37 million (CDN$37 million), partially offset by the $4 million impact of an increase in the value of the Canadian dollar.

Most of these ABN, with a current value of $193 million (2011—$178 million; 2010—$193 million), were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009. About $177 million of these notes (nominal value $213 million) are expected to mature in four years. These notes are valued based upon current market quotes. The market values are supported by the value of the underlying investments held by the issuing conduit. The values for the $16 million (nominal value $39 million) of remaining ABN, that also were subject to the Montreal Accord, were sourced either from the asset manager of the ABN, or from trading values for similar securities of similar credit quality.

An additional $20 million of ABN (nominal value $38 million) were restructured separately from the Montreal Accord. They are valued based upon the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount (equivalent 1.75% per annum) applied for illiquidity. Approximately $11 million of these notes (nominal value $11 million) are expected to mature at par in late 2013 with the remaining $9 million of notes (nominal value $12 million) maturing in 2016. The outcome for a zero-value note (nominal value $15 million), remains subject to the outcome of ongoing litigation.

Possible changes that could impact the future value of ABN include: (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABN market, (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits, and (4) the passage of time, as most of the notes will mature by early 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	ABN Montreal Accord	ABN Outside Montreal Accord	Insurance contracts	TOTAL
	$	$	$	$
Balance at December 31, 2010	193	21	—	214
Settlements	(8)	—	—	(8)
Return on plan assets	(3)	6	—	3
Effect of foreign currency exchange rate change	(4)	—	—	(4)

Balance at December 31, 2011	178	27	—	205
Purchases/Settlements	(29)	(8)	7	(30)
Transfers out of Level 3(a)	(177)	—	—	(177)
Return on plan assets	40	1	—	41
Effect of foreign currency exchange rate change	4	—	—	4

Balance at December 31, 2012	16	20	7	43

(a)	Transfers out of Level 3 are considered to occur at the end of the period. ABN were reclassified to Level 2 from Level 3 as a result of increased trading activity and the presence of observable market quotes for these assets.

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2012 are as follows:

	Pension plans	Other post-retirement benefit plans
	$	$
2013	152	5
2014	102	7
2015	105	7
2016	108	7
2017	111	6
2018—2022	600	34

MULTIEMPLOYER PLANS

Domtar contributes to seven multiemployer defined benefit pension plans under the terms of collective agreements that cover certain Canadian union-represented employees (Canadian multiemployer plans) and certain U.S. union-represented employees (U.S. multiemployer plans). The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

(a)	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

(b)	for the U.S. multiemployer plans, if a participating employer stops contributing to the plan, the unfunded obligations of the plan are borne by the remaining participating employers; and

(c)	for the U.S. multiemployer plans, if Domtar chooses to stop participating in some of its multiemployer plans, Domtar may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Domtar’s participation in these plans for the annual periods ended December 31 is outlined in the table below. The plan’s 2012 and 2011 actuarial status certification was completed as of January 1, 2012 and January 1, 2011, respectively, and is based on the plan’s actuarial valuation as of December 31, 2011 and December 31, 2010, respectively. This represents the most recent Pension Protection Act (“PPA”) zone status available. The zone status is based on information received from the plan and is certified by the plan’s actuary. The Company’s significant plan is in the red zone, which means it is less than 65% funded and requires a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”).

	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP /RP Status Pending / Implemented	Contributions from Domtar to Multiemployer (c)			Surcharge imposed	Expiration date of collective bargaining agreement
Pension Fund		2012	2011		2012	2011	2010
					$	$	$
U.S. Multiemployer Plans
PACE Industry Union- Management Pension Fund (a)	11-6166763-001	Red	Red	Yes—Implemented	3	3	3	Yes	January 27, 2015
Canadian Multiemployer Plans
Pulp and Paper Industry Pension Plan (b)	N/A	N/A	N/A	N/A	2	3	2	N/A	April 30, 2017

				Total	5	6	5
	Total contributions made to all plans that are not individually significant				1	1	1

	Total contributions made to all plans				6	7	6

(a)	Domtar withdrew from PACE Industry Union-Management Pension Fund effective December 31, 2012.
(b)	In the event that the Canadian multiemployer plan is underfunded, the monthly benefit amount can be reduced by the trustees of the plan. Moreover, Domtar is not responsible for the underfunded status of the plan because the Canadian multiemployer plans do not require participating employers to pay a withdrawal liability or penalty upon withdrawal.

(c)	For each of the three years presented, Domtar’s contributions to each multiemployer plan do not represent more than 5% of total contributions to each plan as indicated in the plan’s most recently available annual report.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

In 2011, the Company decided to withdraw from one of its multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $32 million. In 2012, as a result of a revision in the estimated withdrawal liability, the Company recorded a further charge to earnings of $14 million. Also in 2012, the Company withdrew from a second multiemployer pension plan and recorded a withdrawal liability and a charge to earnings of $1 million. While this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans at December 31, 2012, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the second quarter of 2013. Further, the Company remains liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years (see Note 16).

NOTE 8.

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income) is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating loss (income) includes the following:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
Loss on sale of Ottawa/Gatineau Hydro assets (1)	3	—	—
Alternative fuel tax credits (Note 10)	—	—	(25)
Loss (gain) on sale of businesses (Note 25)	—	(3)	40
Gain on sale of property, plant and equipment	(1)	(3)	(7)
Environmental provision	2	7	4
Foreign exchange loss (gain)	3	(3)	6
Other	—	(2)	2

Other operating loss (income), net	7	(4)	20

(1)	On November 20, 2012 the Company sold hydro its assets in Ottawa, Ontario and Gatineau, Quebec. The transaction of approximately $46 million (CDN $46 million), includes three power stations (21M megawatts of installed capacity), water rights in the area, as well as Domtar Inc.’s equity stake in the Chaudière Water Power Inc. a ring dam consortium. As a result, the Company incurred a loss relating to the curtailment of the pension plan of $2 million and legal fees of $1 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INTEREST EXPENSE, NET

The following table presents the components of interest expense:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
Interest on long-term debt (1)	76	76	97
Loss on repurchase of long-term debt	47	4	35
Reversal of fair value decrement (increment) on debentures	(2)	—	12
Receivables securitization	1	1	2
Amortization of debt issue costs and other	9	7	10

	131	88	156
Less: Interest income	—	1	1

	131	87	155

(1)	The Company capitalized $3 million of interest expense in 2012 (2011—nil; 2010—$4 million).

NOTE 10.

INCOME TAXES

The Company’s earnings before income taxes by taxing jurisdiction were:

	December 31, 2012	December 31, 2011	December 31, 2010
	$	$	$
U.S. earnings	116	220	177
Foreign earnings	120	285	271

Earnings before income taxes	236	505	448

Provisions for income taxes include the following:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
U.S. Federal and State:
Current	68	93	17
Deferred	(34)	(19)	(74)
Foreign:
Current	1	—	—
Deferred	23	59	(100)

Income tax expense (benefit)	58	133	(157)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes due to the following:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
U.S. federal statutory income tax	83	177	157
Reconciling Items:
State and local income taxes, net of federal income tax benefit	1	5	15
Foreign income tax rate differential	(8)	(20)	(14)
Tax credits and special deductions	(8)	(16)	(148)
Alternative fuel tax credit income	—	—	(9)
Tax rate changes	(3)	—	—
Uncertain tax positions	6	5	15
U.S. manufacturing deduction	(10)	(12)	(2)
Valuation allowance on deferred tax assets	1	—	(164)
Other	(4)	(6)	(7)

Income tax expense (benefit)	58	133	(157)

The Company recognized a tax benefit of $10 million for the manufacturing deduction in the U.S. in 2012 which impacts the effective tax rate for 2012. Additionally, the Company recorded an $8 million tax benefit related to federal, state, and provincial credits and special deductions which reduced the effective rate. The effective tax rate for 2012 was also impacted by an increase in the Company’s unrecognized tax benefits of $6 million, mainly accrued interest, and a $3 million benefit related to enacted tax law changes, mainly a tax rate reduction in Sweden, which is partially offset by U.S. tax law changes in several states.

For 2011, the Company had a significantly larger manufacturing deduction in the U.S. than in prior years since the Company utilized its remaining federal net operating loss carryforward in 2010. This deduction resulted in a tax benefit of $12 million which impacted the effective tax rate for 2011. The Company also recorded a $16 million tax benefit related to federal, state, and provincial credits and special deductions which reduced the effective tax rate for 2011. Additionally, the Company recognized a state tax benefit of $3 million due to U.S. restructuring that impacted the 2011 effective tax rate by reducing state income tax expense.

During 2010, the Company recognized $25 million of income related to alternative fuel tax credits in Other operating (income) loss, net on the Consolidated Statement of Earnings and Comprehensive Income. The $25 million represented an adjustment to amounts presented as deferred revenue at December 31, 2009 and was released to income following guidance issued by the U.S. Internal Revenue Service (“IRS”) in March 2010. This income resulted in an income tax benefit of $9 million and an additional liability for uncertain income tax positions of $7 million, both of which impacted the U.S. effective tax rate for 2010. Additionally, the Company recorded a net tax benefit of $127 million from claiming a Cellulosic Biofuel Producer Credit (“CBPC”) in 2010 ($209 million of CBPC net of tax expense of $82 million), which also impacted the U.S. effective tax rate. Finally, the Company released the valuation allowance on the Canadian net deferred tax assets during the fourth quarter of 2010. The full $164 million valuation allowance balance that existed at January 1st, 2010 was either utilized during 2010 or reversed at the end of 2010 based on future projected income, which impacted the Canadian and consolidated effective tax rate.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

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

The Company recorded nil for such credits in 2012 (2011—nil; 2010—$25 million) in Other operating (income) loss on the Consolidated Statements of Earnings and Comprehensive Income based on the volume of alternative mixtures produced and burned during 2009. The $25 million recorded in 2010 represented an adjustment to amounts presented as deferred revenue at December 31, 2009. The $25 million was released to income following guidance issued by the IRS in March 2010. The Company did not record any income tax expense in 2012 (2011—nil; 2010—$7 million) related to the alternative fuel mixture income. According to the Code, the tax credit expired at the end of 2009. In 2010, the Company also received a $368 million refund, net of federal income tax offsets.

In July 2010, the IRS Office of Chief Counsel released an Advice Memorandum concluding that qualifying cellulosic biofuel sold or used before January 1, 2010, is eligible for the CBPC and would not be required to be registered by the Environmental Protection Agency. Each gallon of qualifying cellulose biofuel produced by any taxpayer operating a pulp and paper mill and used as a fuel in the taxpayer’s trade or business during calendar year 2009 would qualify for the $1.01 non-refundable CBPC. A taxpayer will be able to claim the credit on its federal income tax return for the 2009 tax year upon receipt of a letter of registration from the IRS and any unused CBPC may be carried forward until 2016 to offset a portion of federal taxes otherwise payable.

The Company had approximately 207 million gallons of cellulose biofuel that qualified for this CBPC which had not previously been claimed under the Alternative Fuel Tax Credit (“AFTC”) that represented approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, the Company submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, a notification was received from the IRS that the Company was successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFTC and CBPC could be claimed in the same year for different volumes of biofuel. In November 2010, the Company filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million and recorded a net tax benefit of $127 million in Income tax expense (benefit) on the Consolidated Statement of Earnings and Comprehensive Income for the year ended December 31, 2010. The Company has utilized all of the remaining credit during 2012.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2012 and December 31, 2011 are comprised of the following:

	December 31, 2012	December 31, 2011
	$	$
Accounting provisions	70	82
Net operating loss carryforwards and other deductions	109	104
Pension and other employee future benefit plans	100	76
Inventory	1	1
Tax credits	48	101
Other	22	33

Gross deferred tax assets	350	397
Valuation allowance	(14)	(4)

Net deferred tax assets	336	393

Property, plant and equipment	(761)	(801)
Deferred income	(1)	(19)
Impact of foreign exchange on long-term debt and investments	(13)	(13)
Intangible assets	(96)	(73)

Total deferred tax liabilities	(871)	(906)

Net deferred tax liabilities	(535)	(513)

Included in:
Deferred income tax assets	45	125
Other assets (Note 15)	69	36
Deferred income taxes and other	(649)	(674)

Total	(535)	(513)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

At December 31, 2010, Domtar Corporation had utilized all of its remaining U.S. federal net operating loss carryforwards and had no carryforward into future years. With the acquisition of Attends US on September 1, 2011, the Company acquired additional federal net operating loss carryforwards of $2 million. These U.S. federal net operating losses are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that can vary from year to year. At December 31, 2012, the Company had $2 million of federal net operating loss carryforward remaining which expires in 2028. Canadian federal losses and scientific research and experimental development expenditures not previously deducted represent an amount of $280 million, out of which losses in the amount of $69 million will begin to expire in 2029. The Company also has other foreign net operating loss carryforwards of $5 million, which expire in 2017, and $61 million, which may be carried forward indefinitely.

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

The Company evaluates the realization of deferred tax assets on a quarterly basis. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires significant judgment. All available evidence, both positive and negative, is considered when determining whether, based on the weight of that evidence, a valuation allowance is needed. Specifically, we evaluated the following items:

•	Historical income / (losses) — particularly the most recent three-year period

•	Reversals of future taxable temporary differences

•	Projected future income / (losses)

•	Tax planning strategies

•	Divestitures

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets in the U.S., with the exception of certain state credits for which a valuation allowance of $4 million exists at December 31, 2012, and certain foreign loss carryforwards for which a valuation allowance of $10 million exists at December 31, 2012. Of this amount, only $1 million impacted tax expense and the effective tax rate for 2012.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

In its evaluation process, the Company gives the most weight to historical income or losses. During the fourth quarter of 2010, after evaluating all available positive and negative evidence, although realization is not assured, the Company determined that it is more likely than not that the Canadian net deferred tax assets will be fully realized in the future prior to expiration. Key factors contributing to this conclusion that the positive evidence ultimately outweighed the existing negative evidence during the fourth quarter of 2010 included the fact that the Canadian operations, excluding the loss-generating Wood business (sold to a third party on June 30, 2010) and elements of other comprehensive income, went from a three-year cumulative loss position to a three-year cumulative income position during the fourth quarter of 2010; and are projected to continue to be profitable in the coming years. Accordingly, the Company released the valuation allowance from its deferred tax assets resulting in a deferred tax benefit of $164 million in its Consolidated Statements of Earnings and Comprehensive Income in 2010.

The Company does not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries. The earnings of the foreign subsidiaries, which reflect full provision for income taxes, are currently indefinitely reinvested in foreign operations. No provision is made for income taxes that would be payable upon the distribution of earnings from foreign subsidiaries as computation of these amounts is not practicable.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2012, the Company had gross unrecognized tax benefits of approximately $254 million ($253 million and $242 million for 2011 and 2010 respectively). If recognized in 2013, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31, 2012	December 31, 2011	December 31, 2010
	$	$	$
Balance at beginning of year	253	242	226
Additions based on tax positions related to current year	1	4	14
Additions for tax positions of prior years	1	4	—
Reductions for tax positions of prior years	—	(1)	—
Reductions related to settlements with taxing authorities	(10)	—	—
Expirations of statutes of limitations	—	(4)	(5)
Interest	9	9	6
Foreign exchange impact	—	(1)	1

Balance at end of year	254	253	242

As a result of the acquisition of Attends US, the Company recorded unrecognized tax benefits during 2011 which are shown as additions for tax positions of prior years in the table above.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

The Company recorded $9 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2012 ($9 million and $6 million for 2011 and 2010, respectively). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.

The major jurisdictions where the Company and its subsidiaries will file returns in 2012, in addition to filing one consolidated U.S. federal income tax return, are Canada, Sweden, and China. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various states and provinces. At December 31, 2012, the Company’s subsidiaries are subject to U.S. and foreign federal income tax examinations for the tax years 2006 through 2011, with federal years prior to 2008 being closed from a cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits could result in a significant change to the results of its operations and financial condition, except as mentioned below.

During the second quarter of 2012, the IRS began an audit of the Company’s 2009 U.S. income tax return. The completion of the audit by the IRS or the issuance of authoritative guidance will result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. As of December 31, 2012, the Company has gross unrecognized tax benefits and interest of $198 million and related deferred tax assets of $17 million associated with the alternative fuel tax credits claimed on the Company’s 2009 tax return. The recognition of these benefits, $181 million net of deferred taxes, would impact the effective tax rate. The Company reasonably expects the audit to be settled within the next 12 months which would result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 31, 2012	December 31, 2011
	$	$
Work in process and finished goods	381	363
Raw materials	112	105
Operating and maintenance supplies	182	184

	675	652

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

	December 31, 2012	December 31, 2011
	$	$
Balance at beginning of year	163	—
Acquisition of Attends Healthcare Inc.	—	163
Acquisition of Attends Healthcare Limited	71	—
Acquisition of EAM Corporation	31	—
Effect of foreign currency exchange rate change	(2)	—

Balance at end of year	263	163

The goodwill at December 31, 2012 is entirely related to the Personal Care segment. (See Note 3 “Acquisition of Businesses” for further information on the increase in 2012).

At the beginning of the fourth quarter of 2012, the Company assessed qualitative factors to determine whether it was more likely than not that the fair value of the three reporting units was less than its carrying amount. After assessing the totality of events and circumstances, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. Thus, performing the two-step impairment test was unnecessary and no impairment charge was recorded for goodwill.

At December 31, 2012, the accumulated impairment loss amounted to $321 million (2011—$321 million). The impairment of goodwill was done in 2008, and was related to the Pulp and Paper segment.

NOTE 13.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31, 2012	December 31, 2011
		$	$
Machinery and equipment	3-20	7,392	7,164
Buildings and improvements	10-40	992	934
Timber limits and land		270	264
Assets under construction		139	86

		8,793	8,448
Less: Allowance for depreciation and amortization		(5,392)	(4,989)

		3,401	3,459

Depreciation and amortization expense related to property, plant and equipment for the year ended December 31, 2012 was $377 million (2011—$371 million; 2010—$391 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives (in years)	December 31, 2012		December 31, 2011
		Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
		$	$	$	$
Intangible assets subject to amortization
Water rights	40	8	(1)	8	(1)
Power purchase agreements	25	—	—	32	—
Customer relationships (1)	20-40	186	(7)	104	(4)
Trade names	7	7	(7)	7	(4)
Supplier agreement	5	6	(6)	6	(5)
Technology (2)	7-20	8	—	—	—
Non-Compete (2)	9	1	—	—	—

		216	(21)	157	(14)
Intangible assets not subject to amortization
Trade names (3)		114	—	61	—

Total		330	(21)	218	(14)

Amortization expense related to intangible assets for the year ended December 31, 2012 was $8 million (2011—$5 million; 2010—$4 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2013	2014	2015	2016	2017
	$	$	$	$	$
Amortization expense related to intangible assets	8	8	6	6	6

(1)	Increase relates to the acquisitions of Attends Healthcare Limited on March 1, 2012 ($71 million) and EAM Corporation on May 10, 2012 ($19 million).

(2)	Increase relates to the acquisition of EAM Corporation on May 10, 2012.

(3)	Increase relates to the acquisition of Attends Healthcare Limited on March 1, 2012.

At the beginning of the fourth quarter of 2012, the Company assessed qualitative factors to determine whether it was more likely than not that the fair value of each indefinite-lived intangible assets was less than its carrying amount. After assessing the totality of events and circumstances, the Company determined that it was more likely than not that the fair value of indefinite-lived intangible assets was greater than their carrying amount. Thus, performing the quantitative impairment test was unnecessary and no impairment charge was recorded for these assets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

OTHER ASSETS

The following table presents the components of other assets:

	December 31, 2012	December 31, 2011
	$	$
Pension asset—defined benefit pension plans (Note 7)	41	53
Unamortized debt issue costs	14	11
Deferred income tax assets (Note 10)	69	36
Investments and advances	7	5
Other	4	4

	135	109

NOTE 16.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand.

In 2011, the Company decided to withdraw from one of its multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $32 million. In 2012, as a result of a revision in the estimated withdrawal liability, the Company recorded a further charge to earnings of $14 million. Also in 2012, the Company withdrew from a second multiemployer pension plan and recorded a withdrawal liability and a charge to earnings of $1 million. While this is Company’s best estimate of the ultimate cost of the withdrawal from these plans at December 31, 2012, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the second quarter of 2013. Further, the Company remains liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

In the fourth quarter of 2011, the Company incurred a $9 million loss from an estimated pension curtailment associated with the conversion of certain of its U.S. defined benefit pension plans to defined contribution pension plans recorded as a component of closure and restructuring costs.

Kamloops, British Columbia pulp facility

On December 13, 2012, the Company announced the permanent shut down of one pulp machine at its Kamloops, British Columbia mill. This decision will result in a permanent curtailment of Domtar’s annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and will affect approximately 125 employees.

As a result, the Company recorded $7 million of impairment on property, plant and equipment, a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

Statement of Earnings and Comprehensive Income, $5 million of severance and termination costs and a $4 million write-down of inventory. The pulp machine, known at the mill as the “A-Line”, is expected to be closed by the end of March 2013.

Mira Loma, California converting plant

During the first quarter of 2012, the Company recorded a $2 million write-down of property, plant and equipment at its Mira Loma location in California, in Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income.

Lebel-sur-Quévillon pulp mill and sawmill

Operations at the pulp mill were indefinitely idled in November 2005 due to unfavorable economic conditions and the sawmill was indefinitely idled since 2006 and then permanently closed in 2008. At the time, the pulp mill and sawmill employed approximately 425 and 140 employees, respectively. The Lebel-sur-Quévillon pulp mill had an annual production capacity of 300,000 metric tons. During 2011, the Company reversed $2 million of severance and termination costs related to our Lebel-sur-Quévillon pulp mill and sawmill and following the signing of a definitive agreement for the sale of its Lebel-sur-Quévillon assets, the Company recorded a $12 million write-down for the remaining fixed assets net book value, a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income. During the second quarter of 2012, the Company concluded the sale of its pulp and sawmill assets to Fortress Paper Ltd, and its land related to those assets to a subsidiary of the Government of Quebec, for net proceeds of $1, respectively.

Ashdown pulp and paper mill

On March 29, 2011, the Company announced that it would permanently shut down one of four paper machines at its Ashdown, Arkansas pulp and paper mill. This measure reduced the Company’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. The Company recorded $1 million write-down of inventory and $1 million of severance and termination costs as well as $73 million of accelerated depreciation, a component of Impairment and write-down of property, plant and equipment and intangible assets. Operations ceased on August 1, 2011.

Plymouth pulp and paper mill

On February 5, 2009, the Company announced a permanent shut down of a paper machine at its Plymouth, North Carolina pulp and paper mill effective at the end of February 2009. The Company further announced in 2009 that the Plymouth mill would be converted to a 100% fluff pulp mill. This measure resulted in the permanent curtailment of 293,000 tons of paper production capacity and the shut down affected approximately 185 employees. During 2011, the Company reversed $2 million of severance and termination costs.

On November 17, 2010, the Company announced the start up of its new fluff pulp machine which brought the mill to an annual production capacity of approximately 444,000 metric tons of fluff pulp. The mill exclusively produces fluff pulp and operates two fiber lines and one fluff pulp machine. During 2010, the Company recorded $39 million of accelerated depreciation and a $1 million write-down of inventory related to the reconfiguration of the Plymouth, North Carolina mill to 100% fluff pulp production, announced on October 20, 2009. The Company recorded a $1 million write-down for the related paper machine in 2010 (under

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income).

Langhorne forms plant

On February 1, 2011, the Company announced the closure of its forms plant in Langhorne, Pennsylvania, and recorded $4 million in severance and termination costs.

Cerritos forms converting plant

During the second quarter of 2010, the Company announced the closure of the Cerritos, California forms converting plant, and recorded a $1 million write-down for the related assets, as a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income, and $1 million in severance and termination costs. Operations ceased on July 16, 2010.

Columbus paper mill

On March 16, 2010, the Company announced that it would permanently close its coated groundwood paper mill in Columbus, Mississippi. This measure resulted in the permanent curtailment of 238,000 tons of coated groundwood and 70,000 metric tons of thermo-mechanical pulp, as well as affected 219 employees. The Company recorded a $9 million write-down for the related fixed assets (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income), $8 million of severance and termination costs and an $8 million write-down of inventory. Operations ceased in April 2010.

Other costs

During 2012, other costs related to previous and ongoing closures include $1 million in severance and termination costs, a $1 million write-down of inventory, $2 million in pension and $3 million in other costs.

During 2011, other costs related to previous closures include $4 million in severance and termination costs, a $1 million write-down of inventory and $4 million in other costs.

During 2010, other costs related to previous closures include $3 million in severance and termination costs and $6 million of other costs.

The following tables provide the components of closure and restructuring costs by segment:

	Year ended December 31, 2012
	Pulp and Paper	Distribution	Personal Care	Total
	$	$		$
Severance and termination costs	5	1	—	6
Inventory write-down (1)	5	—	—	5
Loss on curtailment of pension benefits and pension withdrawal liability	15	1	—	16
Other	2	—	1	3

Closure and restructuring costs	27	2	1	30

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

	Year ended December 31, 2011
	Pulp and Paper	Distribution	Total
	$	$	$
Severance and termination costs	4	1	5
Inventory write-down (1)	2	—	2
Loss on curtailment of pension benefits and pension withdrawal liability	41	—	41
Other	4	—	4

Closure and restructuring costs	51	1	52

	Year ended December 31, 2010
	Pulp and Paper	Distribution	Total
	$	$	$
Severance and termination costs	11	1	12
Inventory write-down (1)	9	—	9
Other	6	—	6

Closure and restructuring costs	26	1	27

(1)	Inventory write-down primarily relates to the write-down of operating and maintenance supplies classified as Inventories on the Consolidated Balance Sheets.

The following table provides the activity in the closure and restructuring liability:

	December 31, 2012	December 31, 2011
	$	$
Balance at beginning of year	6	17
Additions	7	7
Severance payments	(2)	(10)
Changes in estimates	(1)	(8)

Balance at end of year	10	6

The $10 million provision is comprised of $7 million of severance and termination costs and $3 million of other costs.

Closure and restructuring costs are based on management’s best estimates at December 31, 2012. Other costs related to the above 2012 closures expected to be incurred over 2013 include approximately $13 million of accelerated depreciation and $3 million of severance and termination costs related to the Pulp and Paper segment. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31, 2012	December 31, 2011
	$	$
Trade payables	358	383
Payroll-related accruals	147	168
Accrued interest	20	15
Payables on capital projects	6	11
Rebate accruals	56	45
Liability—pension and other post-retirement benefit plans (Note 7)	5	2
Provision for environment and other asset retirement obligations (Note 21)	19	24
Closure and restructuring costs liability (Note 16)	10	6
Derivative financial instruments (Note 22)	9	19
Dividend payable (Note 20)	16	13
Other	—	2

	646	688

NOTE 18.

LONG-TERM DEBT

	Maturity	Notional Amount	Currency	December 31, 2012	December 31, 2011
		$		$	$
Unsecured notes
5.375% Notes	2013	72	US	72	72
7.125% Notes	2015	167	US	166	213
9.5% Notes	2016	94	US	99	133
10.75% Notes	2017	278	US	272	375
4.4% Notes	2022	300	US	299	—
6.25% Notes	2042	250	US	249	—
Capital lease obligations and other	2012 –2028			50	48

				1,207	841
Less: Due within one year				79	4

				1,128	837

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. LONG-TERM DEBT (CONTINUED)

Principal long-term debt repayments, including capital lease obligations, in each of the next five years will amount to:

	Long-term debt	Capital leases
	$	$
2013	72	9
2014	—	8
2015	167	6
2016	94	6
2017	278	4
Thereafter	550	37

	1,161	70
Less: Amounts representing interest	—	21

Total payments, excluding debt discount of $2 million	1,161	49

UNSECURED NOTES

On February 25, 2013, the Company announced that it will redeem approximately $70.9 million in aggregate principal amount of its 5.375% Notes due 2013, representing the majority of the Notes outstanding.

The Notes will be redeemed at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, as well as a make-whole premium.

As a result of a cash tender offer during the first quarter of 2012, the Company repurchased $1 million of the 5.375% Notes due 2013, $47 million of the 7.125% Notes due 2015, $31 million of the 9.5% Notes due 2016 and $107 million of the 10.75% Notes due 2017. The Company incurred tender premiums of $47 million and additional charges of $3 million as a result of this extinguishment, both of which are included in Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

During the third quarter of 2011, the Company repurchased $15 million of the 10.75% debt and recorded a charge of $4 million on repurchase of the Notes.

On October 19, 2010, the Company redeemed $135 million of the 7.875% Notes due 2011 and recorded a charge of $7 million related to the repurchase of the Notes.

As a result of the cash tender offer during the second quarter of 2010, the Company repurchased $238 million of the 5.375% Notes due 2013 and $187 million of the 7.125% Notes due 2015. The Company recorded a charge of $40 million related to the repurchase of the Notes.

SENIOR NOTES OFFERING

On August 20, 2012, the Company issued $250 million 6.25% Notes due 2042 for net proceeds of $247 million. The net proceeds from the offering of the Notes were placed in short-term investment vehicles

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. LONG-TERM DEBT (CONTINUED)

pending being used for general corporate purposes. The net proceeds from the offering of the Notes were used to fund the portion of the purchase of the 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016 and 10.75% Notes due 2017 tendered and accepted by the Company pursuant to a tender offer, including the payment of accrued interest and applicable early tender premiums, not funded with cash on hand, as well as for general corporate purposes.

On March 7, 2012, the Company issued $300 million 4.4% Notes due 2022 for net proceeds of $297 million.

The Notes are redeemable, in whole or in part, at the Company’s option at any time. In the event of a change in control, each holder will have the right to require the Company to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest. The Notes are unsecured obligations and rank equally with existing and future unsecured and unsubordinated indebtedness. The Notes are fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement as well as the Company’s other unsecured unsubordinated indebtedness.

BANK FACILITY

On June 15, 2012, the Company amended and restated its existing Credit Agreement (the “Credit Agreement”), among the Company, certain subsidiary borrowers, certain subsidiary guarantors and the lenders and agents party thereto. The Credit Agreement amended the Company’s existing $600 million revolving credit facility that was scheduled to mature June 23, 2015.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. LONG-TERM DEBT (CONTINUED)

(ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2012, the Company was in compliance with the covenants, and no amounts were borrowed (December 31, 2011—nil). At December 31, 2012, the Company had outstanding letters of credit amounting to $12 million under this credit facility (December 31, 2011—$29 million).

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

RECEIVABLES SECURITIZATION

The Company uses securitization of certain receivables to provide additional liquidity to fund its operations, particularly when it is cost effective to do so. The costs under the program may vary based on changes in interest rates. The Company’s securitization program consists of the sale of most of the receivables of its domestic subsidiaries to a bankruptcy remote consolidated subsidiary which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables. The program normally allows the daily sale of new receivables to replace those that have been collected.

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

At December 31, 2012 the Company had no borrowings and $38 million of letters of credit outstanding under the program (2011—nil and $28 million, respectively). Sales of receivables under this program are accounted for as secured borrowings.

In 2012, a net charge of $1 million (2011—$1 million; 2010—$2 million) resulted from the program described above and was included in Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	December 31, 2012	December 31, 2011
	$	$
Liability—other post-retirement benefit plans (Note 7)	119	111
Pension liability—defined benefit pension plans (Note 7)	188	143
Pension liability—multiemployer plan withdrawal (Note 7)	47	32
Provision for environmental and asset retirement obligations (Note 21)	64	68
Worker’s compensation	2	2
Stock-based compensation—liability awards	27	49
Other	10	12

	457	417

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. At December 31, 2012, Domtar estimated the net present value of its asset retirement obligations to be $33 million (2011—$32 million); the present value is based on probability weighted undiscounted cash outflows of $79 million (2011—$80 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2033. However, some settlement scenarios call for obligations to be settled as late as December 31, 2051. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 5.5% and 12.0%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31, 2012	December 31, 2011
	$	$
Asset retirement obligations, beginning of year	32	43
Revisions to estimated cash flows	—	(1)
Sale of closed facility(1)	—	(10)
Settlements	—	(1)
Accretion expense	1	2
Effect of foreign currency exchange rate change	—	(1)

Asset retirement obligations, end of year	33	32

(1)	The sale of facility relates to the sale of Prince Albert in 2011.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

SHAREHOLDERS’ EQUITY

During 2012, the Company declared one quarterly dividend of $0.35 per share and three quarterly dividends of $0.45 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. The total dividends of approximately $13 million, $16 million, $16 million and $16 million were paid on April 16, 2012, July 16, 2012, October 15, 2012 and January 15, 2013, respectively, to shareholders of record as of March 15, 2012, June 15, 2012, September 17, 2012 and December 14, 2012, respectively.

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

On February 20, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.45 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on April 15, 2013 to shareholders of record on March 15, 2013.

STOCK REPURCHASE PROGRAM

On May 4, 2010, the Company’s Board of Directors authorized a stock repurchase program (“the Program”) of up to $150 million of Domtar Corporation’s common stock. On May 4, 2011, the Company’s Board of Directors approved an increase to the Program from $150 million to $600 million. On December 15, 2011, the Company’s Board of Directors approved another increase to the Program from $600 million to $1 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and to improve shareholders’ returns.

During 2012 and 2011, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. SHAREHOLDERS’ EQUITY (CONTINUED)

During 2012, the Company repurchased 2,000,925 shares (2011—5,921,732 shares) at an average price of $78.32 (2011—$83.52) for a total cost of $157 million (2011—$494 million).

Since the inception of the Program, the Company repurchased 8,660,703 shares at an average price of $80.31 for a total cost of $695 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue twenty million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2012 or December 31, 2011.

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

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2012 and December 31, 2011, were as follows:

	December 31, 2012		December 31, 2011
Common stock	Number of shares	$	Number of shares	$

Balance at beginning of year	36,131,200	—	41,635,174	—
Shares issued
Stock options	5,870	—	13,115	—
Conversion of exchangeable shares	11,294	—	193,586	—
Treasury stock (1)	(1,909,760)	—	(5,710,675)	—

Balance at end of year	34,238,604	—	36,131,200	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. SHAREHOLDERS’ EQUITY (CONTINUED)

(1)

During 2012, the Company repurchased 2,000,925 shares (2011—5,921,732) and issued 91,165 shares (2011—211,057) out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

EXCHANGEABLE SHARES

The Company is authorized to issue unlimited exchangeable shares at no par value. A total of 607,814 common stock remains reserved for future issuance for the exchangeable shares of Domtar (Canada) Paper Inc. outstanding at December 31, 2012 (2011 – 619,108). The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economic equivalent to shares of the Company’s common stock. The rights, privileges, restrictions and conditions attaching to the exchangeable shares include the following:

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In 2012, the Company’s operating expenses for environmental matters, as described in Note 1, amounted to $64 million ($62 million in 2011 and 2010, respectively).

The Company made capital expenditures for environmental matters of $4 million in 2012 (2011—$8 million; 2010—$3 million). This excludes $6 million spent under the Pulp and Paper Green Transformation Program, which was reimbursed by the Government of Canada (2011—$83 million; 2010—$51 million), for the improvement of air emissions and energy efficiency, effluent treatment and remedial actions to address environmental compliance.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. Beyond the filing of preliminary pleadings, no steps have been taken by the parties in this action. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar Inc. (“responsible persons”) in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The appeal hearing has been adjourned and has been preliminarily re-scheduled for the fall of 2013. The relevant government authorities selected a remediation plan on July 15, 2011, and on January 8, 2013, the same authorities decided that each responsible persons’ implementation plan is satisfactory and that the responsible persons decide which plan is to be used. On February 6, 2013, the responsible persons appealed the January 8, 2013 decision and Seaspan applied for a stay of execution. On February 18, 2013, the Board granted an interim stay of the January 8, 2013 decision. The Company has recorded an environmental reserve to address its estimated exposure and the reasonably possible loss in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31, 2012	December 31, 2011
	$	$
Balance at beginning of year	92	107
Additions	2	7
Sale of business and closed facility	(2)	(11)
Environmental spending	(11)	(13)
Accretion	1	3
Effect of foreign currency exchange rate change	1	(1)

Balance at end of year	83	92

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At December 31, 2012, anticipated undiscounted payments in each of the next five years are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and other asset retirement obligations	19	26	5	2	1	76	129

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

In the United States, Congress has considered legislation to reduce emissions of GHGs, although it appears that the federal government will continue to consider methods to reduce GHG emissions from public utilities and certain other emitters. Several states already are regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) has adopted and implemented GHG permitting requirements for new sources and modifications of existing industrial facilities and has recently proposed GHG performance standards for electric utilities under the agency’s existing Clean Air Act authority. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG containment and reduction programs or to pay taxes or other fees with respect to any failure to achieve the mandated results. This, in turn, will increase the Company’s operating costs. However, the Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

The province of Quebec initiated, as part of its commitment to the Western Climate Initiative (“WCI”), a GHG cap-and-trade system on January 1, 2012. Reduction targets for Quebec have been promulgated and are effective January 1, 2013. The Company does not expect the cost of compliance will have a material impact on the Company’s financial position, results of operations or cash flows. With the exception of the British Columbia carbon tax, which applies to the purchase of fossil fuels within the province and which was implemented in 2008, there are presently no federal or provincial legislation on regulatory obligations that affect the emission of GHGs for the Company’s pulp and paper operations elsewhere in Canada.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. COMMITMENTS AND CONTINGENCIES (CONTINUED)

While it is likely that there will be increased regulation relating to GHG emissions in the future, at this time it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations. The impact could, however, be material.

The Company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the Company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under its Care and Control Program, at its former wood preserving sites, and at a number of operating sites due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and, if and when applicable, the allocation of liability among potentially responsible parties.

At December 31, 2012, the Company had a provision of $83 million for environmental matters and other asset retirement obligations (2011—$92 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”)

On December 2, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. The EPA announced the final rule on December 12, 2012 and it was subsequently published in the Federal Register on January 31, 2013. Compliance will be required by the end of 2015 or early 2016 for existing emission units or upon startup for any new emission units. The Company expects that the capital cost required to comply with the Boiler MACT rules is between $25 million and $35 million. The Company is currently assessing the associated increase in operating costs as well as alternate compliance strategies.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2012, cannot be predicted with certainty, it is management’s opinion that, except as noted below, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. COMMITMENTS AND CONTINGENCIES (CONTINUED)

$121 million (CDN $120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $111 million (CDN $110 million).

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $111 million (CDN $110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $111 million (CDN $110 million) as well as additional compensatory damages. On March 31, 2011, George Weston Limited filed a motion for summary judgment. On September 3, 2012, the Court directed that this matter proceed to examinations for discovery and trial, rather than proceed by way of summary judgment. The trial is expected to commence on October 21, 2013. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. No provision is recorded for this matter.

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2012, were as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	30	23	14	8	5	14	94
Other commercial commitments	112	7	5	3	3	1	131

Total operating lease expense amounted to $34 million in 2012 ($32 million in 2011 and 2010, respectively).

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2012, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, bank indebtedness, bank credit facility and long-term debt. The Company may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts.

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at December 31, 2012, one of Domtar’s Paper segment customers located in the United States represented 11% ($64 million) ((2011—9% ($58 million)) of the Company’s receivables.

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2012 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2013	2014	2015	2016
Natural gas	13,320,000	MMBTU	(1)	$56	31%	34%	15%	12%

(1)	MMBTU: Millions of British thermal units

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The natural gas derivative contracts were fully effective for accounting purposes as of December 31, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2012 resulting from hedge ineffectiveness (2011 and 2010—nil).

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States, Canada, Sweden and China. As a result, it is exposed to movements in foreign currency exchange rates in Canada, Europe and Asia. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European and Asian currencies relative to the U.S. dollar. The Company’s Swedish subsidiary is exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than its Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the consolidated financial statements.

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

Net investment hedge:

The Company uses foreign exchange currency option contracts maturing in February 2013 to hedge the net assets of Attends Europe to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. The Company is exposed to movements in foreign currency exchange rates of the Euro versus the U.S. dollar as Attends Europe has a Euro functional currency whereas the Company has a U.S. dollar functional and reporting currency. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Other comprehensive income (loss) as part of the Foreign currency translation adjustments.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2012 to hedge forecasted purchases, forecasted sales and the net investment:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2013
Currency options purchased	CDN	$425	50%
	EUR	€176	92%
	USD	$34	100%
	GBP	£19	93%

Currency options sold	CDN	$425	50%
	EUR	€76	40%
	USD	$34	100%
	GBP	£19	93%

The currency options are fully effective as at December 31, 2012. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2012 resulting from hedge ineffectiveness (2011 and 2010—nil).

The Effect of Derivative Instruments on the Consolidated Statements of Earnings and Comprehensive Income and Consolidated Statement of Shareholders’ Equity, Net of Tax

Derivatives Designated as Cash Flow and Net Investment Hedging Instruments under the Derivatives and Hedging Topic of FASB ASC	Gain (Loss) Recognized in Other comprehensive income (loss) on Derivatives (Effective Portion)			Gain (Loss) Reclassified from Other comprehensive income (loss) into Income (Effective Portion)
	For the year ended			For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2012	December 31, 2011	December 31, 2010
	$	$	$	$	$	$
Natural gas swap contracts (a)	(2)	(7)	(8)	(6)	(6)	(9)
Currency options (b)	4	(6)	4	(2)	7	11
Net investment hedge (c)	(2)	—	—	—	—	—

Total	—	(13)	(4)	(8)	1	2

(a)	The Gain (Loss) reclassified from Other comprehensive income (loss) into Income (Effective Portion) is recorded in Cost of Sales.

(b)	The Gain (Loss) reclassified from Other comprehensive income (loss) into Income (Effective Portion) is recorded in Cost of Sales or Sales.

(c)	Gains and losses from the settlements of the Company’s net investment hedge remain in Other comprehensive income (loss) until partial or complete liquidation of the net investment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

FAIR VALUE MEASUREMENT

The accounting standards for fair value measurements and disclosures, establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) for the years ended December 31, 2012 and December 31, 2011, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	6	—	6	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Intangible assets and Deferred Charges

Total Assets	7	—	7	—

Liabilities derivatives
Currency options	5	—	5	—	(a)	Trade and other payables
Natural gas swap contracts	4	—	4	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Other liabilities and deferred credits

Total Liabilities	10	—	10	—

Other Instruments
Asset backed notes	6	—	5	1	(b)	Other assets
Long-term debt	1,360	1,360	—	—	(c)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The cumulative loss recorded in Other comprehensive income (loss) relating to natural gas contracts of $4 million at December 31, 2012, will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2012.

The cumulative gain recorded in Other comprehensive income (loss) relating to currency options hedging forecasted purchases of $1 million at December 31, 2012, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2012.

Fair Value of financial instruments at:	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)			Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	7	—	7	—	(a)		Prepaid expenses

Total Assets	7	—	7	—

Liabilities derivatives
Currency options	11	—	11	—	(a	)	Trade and other payables
Natural gas swap contracts	8	—	8	—	(a	)	Trade and other payables
Natural gas swap contracts	3	—	3	—	(a	)	Other liabilities and deferred credits

Total Liabilities	22	—	22	—

Other Instruments:
Asset backed notes	5	—	—	5	(d	)	Other assets
Long-term debt	992	992	—	—	(c	)	Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

•

For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

•	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	ABN is reported at fair value utilizing Level 2 or Level 3 inputs. Fair value of ABN reported under Level 2 is based on current market quotes. Fair value of ABN reported under Level 3 is based on the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount applied for illiquidity.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,207 million and $841 million at December 31, 2012 and December 31, 2011, respectively.

(d)	Fair value of ABN is classified under Level 3 and is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the notes at December 31, 2011.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

The following table reconciles the beginning and ending balances of ABN measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods.

Asset backed notes
Balance at January 1, 2011	6
Settlements	(1)

Balance at December 31, 2011	5

Balance at January 1, 2012	5
Net unrealized gains included in earnings (a)	1
Transfer out of Level 3 (b)	(5)

Balance at December 31, 2012	1

(a)	Earnings effect is primarily included in Other operating loss (income), net in the Consolidated Statement of Earnings and Comprehensive Income.

(b)	Transfers out of Level 3 are considered to occur at the end of the period. ABN were reclassified to Level 2 from Level 3 as a result of increased trading activity and the presence of observable market quotes for these assets.

NOTE 23.

SEGMENT DISCLOSURES

On September 1, 2011, the Company purchased Attends Healthcare, Inc. As a result, an additional reportable segment, Personal Care, was added. On March 1, 2012 and May 10, 2012, the Company grew its Personal Care segment with the purchase of Attends Healthcare Limited and EAM Corporation, respectively. (See Note 3 “Acquisition of Businesses” for further information).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. SEGMENT DISCLOSURES (CONTINUED)

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

•	Personal Care Segment—consists of the manufacturing, sale and distribution of adult incontinence products and high quality absorbent cores.

•	Wood—comprises the manufacturing and marketing of lumber and wood-based value-added products and the management of forest resources. The Company sold its Wood segment in the second quarter of 2010.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

SEGMENT DATA	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
Sales
Pulp and Paper (1)	4,575	4,953	5,070
Distribution	685	781	870
Personal Care	399	71	—
Wood (2)	—	—	150

Total for reportable segments	5,659	5,805	6,090
Intersegment sales—Pulp and Paper	(177)	(193)	(229)
Intersegment sales—Wood	—	—	(11)

Consolidated sales	5,482	5,612	5,850

Depreciation and amortization and impairment and write-down of property, plant and equipment and intangible assets
Pulp and Paper	361	368	381
Distribution	4	4	4
Personal Care	20	4	—
Wood (2)	—	—	10

Total for reportable segments	385	376	395
Impairment and write-down of property, plant and equipment—Pulp and Paper	9	85	50
Impairment and write-down of intangible assets—Distribution	5	—	—

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment and intangible assets	399	461	445

Operating income (loss)
Pulp and Paper	346	581	667
Distribution	(16)	—	(3)
Personal Care	45	7	—
Wood (2)	—	—	(54)
Corporate	(8)	4	(7)

Consolidated operating income	367	592	603
Interest expense, net	131	87	155

Earnings before income taxes and equity earnings	236	505	448
Income tax expense (benefit)	58	133	(157)
Equity loss, net of taxes	6	7	—

Net earnings	172	365	605

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. SEGMENT DISCLOSURES (CONTINUED)

SEGMENT DATA (CONTINUED)	December 31, 2012	December 31, 2011
	$	$
Segment assets
Pulp and Paper	4,564	4,874
Distribution	73	84
Personal Care	841	458

Total for reportable segments	5,478	5,416
Corporate	645	453

Consolidated assets	6,123	5,869

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
Additions to property, plant and equipment
Pulp and Paper	181	133	142
Distribution	2	2	2
Personal Care	44	—	—
Wood (2)	—	—	1

Total for reportable segments	227	135	145
Corporate	12	10	5

Consolidated additions to property, plant and equipment	239	145	150
Add: Change in payables on capital projects	(3)	(1)	3

Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	236	144	153

(1)	In 2012 and 2011, Staples, one of the Company’s largest customers in the Pulp and Paper segment, represented approximately 11% of the total sales.

(2)	The Wood segment was sold in the second quarter of 2010.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
	$	$	$
Geographic information
Sales
United States	4,086	4,200	4,245
Canada	716	756	837
China	155	229	375
Europe	250	161	160
Other foreign countries	275	266	233

	5,482	5,612	5,850

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. SEGMENT DISCLOSURES (CONTINUED)

SEGMENT DATA (CONTINUED)	December 31, 2012	December 31, 2011
	$	$
Long-lived assets
United States	2,629	2,675
Canada	1,069	1,148
Other foreign countries	275	3

	3,973	3,826

NOTE 24.

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2012 and December 31, 2011 and the Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method. The 2010 comparative figures have been retrospectively adjusted to reflect the fact that Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC both became Guarantor subsidiaries in June 2011.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,550	1,918	(986)	5,482
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,682	1,625	(986)	4,321
Depreciation and amortization	—	298	87	—	385
Selling, general and administrative	29	285	44	—	358
Impairment and write-down of property, plant and equipment and intangible assets	—	7	7	—	14
Closure and restructuring costs	—	19	11	—	30
Other operating loss (income), net	—	(16)	23	—	7

	29	4,275	1,797	(986)	5,115

Operating income (loss)	(29)	275	121	—	367
Interest expense (income), net	137	19	(25)	—	131

Earnings (loss) before income taxes and equity earnings	(166)	256	146	—	236
Income tax expense (benefit)	(65)	90	33	—	58
Equity loss, net of taxes	—	—	6	—	6
Share in earnings of equity accounted investees	273	107	—	(380)	—

Net earnings	172	273	107	(380)	172

Other comprehensive income (loss)	2	(2)	(54)	—	(54)

Comprehensive income	174	271	53	(380)	118

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Year ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,719	1,824	(931)	5,612
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,672	1,430	(931)	4,171
Depreciation and amortization	—	274	102	—	376
Selling, general and administrative	28	330	(18)	—	340
Impairment and write-down of property, plant and equipment	—	73	12	—	85
Closure and restructuring costs	—	51	1	—	52
Other operating loss (income), net	—	(9)	5	—	(4)

	28	4,391	1,532	(931)	5,020

Operating income (loss)	(28)	328	292	—	592
Interest expense (income), net	98	14	(25)	—	87

Earnings (loss) before income taxes and equity earnings	(126)	314	317	—	505
Income tax expense (benefit)	(56)	118	71	—	133
Equity loss, net of taxes	—	—	7	—	7
Share in earnings of equity accounted investees	435	239	—	(674)	—

Net earnings	365	435	239	(674)	365
Other comprehensive income (loss)	(1)	(25)	(38)	—	(64)

Comprehensive income	364	410	201	(674)	301

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2010
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,826	1,962	(938)	5,850
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,805	1,550	(938)	4,417
Depreciation and amortization	—	287	108	—	395
Selling, general and administrative	28	333	(23)	—	338
Impairment and write-down of property, plant and equipment	—	50	—	—	50
Closure and restructuring costs	—	19	8	—	27
Other operating loss (income), net	7	(14)	27	—	20

	35	4,480	1,670	(938)	5,247

Operating income (loss)	(35)	346	292	—	603
Interest expense (income), net	153	11	(9)	—	155

Earnings (loss) before income taxes	(188)	335	301	—	448
Income tax expense (benefit)	(164)	98	(91)	—	(157)
Share in earnings of equity accounted investees	629	392	—	(1,021)	—

Net earnings	605	629	392	(1,021)	605
Other comprehensive income	1	31	(26)	—	6

Comprehensive income	606	660	366	(1,021)	611

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2012
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	275	72	314	—	661
Receivables	—	393	169	—	562
Inventories	—	472	203	—	675
Prepaid expenses	7	7	10	—	24
Income and other taxes receivable	34	—	14	—	48
Intercompany accounts	433	3,501	12	(3,946)	—
Deferred income taxes	—	30	17	(2)	45

Total current assets	749	4,475	739	(3,948)	2,015
Property, plant and equipment, at cost	—	5,755	3,038	—	8,793
Accumulated depreciation	—	(3,500)	(1,892)	—	(5,392)

Net property, plant and equipment	—	2,255	1,146	—	3,401
Goodwill	—	194	69	—	263
Intangible assets, net of amortization	—	180	129	—	309
Investments in affiliates	7,208	2,018	—	(9,226)	—
Intercompany long-term advances	6	85	489	(580)	—
Other assets	30	—	119	(14)	135

Total assets	7,993	9,207	2,691	(13,768)	6,123

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	18	—	—	18
Trade and other payables	43	380	223	—	646
Intercompany accounts	3,492	398	56	(3,946)	—
Income and other taxes payable	4	9	4	(2)	15
Long-term debt due within one year	47	27	5	—	79

Total current liabilities	3,586	832	288	(3,948)	758
Long-term debt	1,107	8	13	—	1,128
Intercompany long-term loans	444	130	6	(580)	—
Deferred income taxes and other	—	873	44	(14)	903
Other liabilities and deferred credits	27	156	274	—	457
Shareholders’ equity	2,829	7,208	2,066	(9,226)	2,877

Total liabilities and shareholders’ equity	7,993	9,207	2,691	(13,768)	6,123

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	172	273	107	(380)	172
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(87)	(67)	153	380	379

Cash flows provided from operating activities	85	206	260	—	551

Investing activities
Additions to property, plant and equipment	—	(182)	(54)	—	(236)
Proceeds from disposals of property, plant and equipment	—	1	48	—	49
Acquisition of businesses, net of cash acquired	—	(61)	(232)	—	(293)
Investment in joint venture	—	—	(6)	—	(6)

Cash flows used for investing activities	—	(242)	(244)	—	(486)

Financing activities
Dividend payments	(58)	—	—	—	(58)
Net change in bank indebtedness	—	11	—	—	11
Issuance of long-term debt	548	—	—	—	548
Repayment of long-term debt	(186)	(5)	(1)	—	(192)
Stock repurchase	(157)	—	—	—	(157)
Increase in long-term advances to related parties	(47)	—	(52)	99	—
Decrease in long-term advances to related parties	—	99	—	(99)	—
Other	(1)	1	—	—	—

Cash flows provided from (used for) financing activities	99	106	(53)	—	152

Net increase (decrease) in cash and cash equivalents	184	70	(37)	—	217
Cash and cash equivalents at beginning of year	91	2	351	—	444

Cash and cash equivalents at end of year	275	72	314	—	661

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	365	435	239	(674)	365
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	10	(330)	164	674	518

Cash flows provided from operating activities	375	105	403	—	883

Investing activities
Additions to property, plant and equipment	—	(103)	(41)	—	(144)
Proceeds from disposals of property, plant and equipment	—	16	18	—	34
Proceeds from sale of business	—	10	—	—	10
Acquisition of business, net of cash acquired	—	(288)	—	—	(288)
Investment in joint venture	—	—	(7)	—	(7)

Cash flows used for investing activities	—	(365)	(30)	—	(395)

Financing activities
Dividend payments	(49)	—	—	—	(49)
Net change in bank indebtedness	—	(12)	(4)	—	(16)
Repayment of long-term debt	(15)	(3)	—	—	(18)
Premium paid on debt repurchases and tender offer costs	(7)	—	—	—	(7)
Stock repurchase	(494)	—	—	—	(494)
Increase in long-term advances to related parties	(40)	—	(187)	227	—
Decrease in long-term advances to related parties	—	227	—	(227)	—
Other	10	—	—	—	10

Cash flows provided from (used for) financing activities	(595)	212	(191)	—	(574)

Net increase (decrease) in cash and cash equivalents	(220)	(48)	182	—	(86)
Cash and cash equivalents at beginning of year	311	50	169	—	530

Cash and cash equivalents at end of year	91	2	351	—	444

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25.

SALE OF WOOD BUSINESS AND WOODLAND MILL

Sale of Wood business

On June 30, 2010, the Company sold its Wood business to EACOM Timber Corporation (“EACOM”), following the obtainment of various third party consents and customary closing conditions, which included approvals of the transfers of cutting rights in Quebec and Ontario, for proceeds of $75 million (CDN$80 million) plus elements of working capital of approximately $42 million (CDN$45 million). Domtar received 19% of the proceeds in shares of EACOM representing an approximate 12% ownership interest in EACOM. The sale resulted in a loss on disposal of the Wood business and related pension and other post-retirement benefit plan curtailments and settlements of $50 million, which was recorded in the second quarter of 2010 in Other operating loss (income), net on the Consolidated Statements of Earnings and Comprehensive Income. The investment of the Company in EACOM was then accounted for under the equity method.

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

Sale of Woodland, Maine market pulp mill

On September 30, 2010, the Company sold its Woodland hardwood market pulp mill, hydro electric assets and related assets, located in Baileyville, Maine and New Brunswick, Canada. The purchase price was for an aggregate value of $60 million plus net working capital of $8 million. The sale resulted in a net gain on disposal of the Woodland, Maine mill of $10 million including pension curtailment expense of $2 million and has been recorded as a component of Other operating loss (income), net on the Consolidated Statements of Earnings and Comprehensive Income.

Domtar Corporation

Interim Financial Results (Unaudited)

(in millions of dollars, unless otherwise noted)

2012	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,398		$1,368		$1,389		$1,327		$5,482
Operating income	109	(a)	106		109		43	(b)	367
Earnings before income taxes and equity earnings	38		88		89		21		236
Net earnings	28		59		66		19		172
Basic net earnings per share	0.76		1.62		1.85		0.54		4.78
Diluted net earnings per share	0.76		1.61		1.84		0.54		4.76

2011	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,423		$1,403		$1,417		$1,369		$5,612
Operating income	211	(c)	95	(c)	187	(c)	99	(d)	592
Earnings before income taxes and equity earnings	190		74		162		79		505
Net earnings	133		54		117		61		365
Basic net earnings per share	3.16		1.31		2.96		1.64		9.15
Diluted net earnings per share	3.14		1.30		2.95		1.63		9.08

(a)	The operating income for the first Quarter of 2012 includes a write-down of property, plant and equipment relating to its Mira Loma location of $2 million.

(b)	The operating income for the fourth Quarter of 2012 includes a write-down of property, plant and equipment relating to the permanent shut down of one pulp machine at its Kamloops mill for $7 million, and a write-down of intangible assets relating to its Distribution segment for $5 million. Also, the income for the fourth Quarter of 2012 includes an additional withdrawal liability and charge to earnings of $14 million related to the withdrawal of one of the Company’s U.S. multiemployer pension plans.

(c)	The operating income for the first three quarters of 2011 includes a write-down of property, plant and equipment relating to the permanent shut down of a paper machine at the Ashdown mill of $73 million ($3 million, $62 million and $8 million, respectively for each quarter).

(d)	The operating income for the fourth Quarter of 2011 includes a write-down of property, plant and equipment relating to the closure of the Lebel-sur-Quévillon pulp mill and sawmill of $12 million. Also, the operating income for the fourth Quarter of 2011 includes an estimated withdrawal liability and a charge to earnings of $32 million, related to the withdrawal from one of the Company’s U.S. multiemployer pension plans and a $9 million loss from a pension curtailment associated with the conversion of certain of the Company’s U.S. defined benefit pension plans to defined contribution pension plans.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2012, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8, Financial Statements and Supplementary Data.

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

The information included under the captions “Governance of the Corporation,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is presented in Part I, Item 1, Business, of this Form 10-K under the caption “Our Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

The following table sets forth the number of shares of our stock reserved for issuance under our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	538,719(1)	$81.56(2)	1,422,214(3)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	538,719	$81.56	1,422,214

(1)	Represents the number of shares associated with options, restricted stock units (“RSUs”), performance share units (“PSUs”), deferred share units (“DSUs”) and dividends equivalent units (“DEUs”) outstanding as of December 31, 2012. This number assumes that PSUs will vest at the “maximum” performance level, and that any performance requirements applicable to options will be satisfied.

(2)	Represents the weighted average exercise price of options disclosed in column (a).

(3)	Represents the number of shares remaining available for issuance in settlement of future awards under the Omnibus Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation—Board Independence and Other Determinations” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements—See Part II, Item 8, Financial Statements and Supplementary Data.

2. Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Part II, Item 8—or is not applicable.

3. Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2009)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

4.1	Form of Rights Agreement between the Company and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

4.3	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors parties thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.4	Second Supplemental Indenture, dated February 20, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantor party thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.5	Third Supplement Indenture, dated June 9, 2009, among Domtar Corp., The Bank of New York Mellon, as Trustee, and the subsidiary guarantors party thereto, relating to Domtar Corp.’s 10.75% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2009)

4.6	Fourth Supplemental Indenture, dated June 23, 2011, among Domtar Corporation, Domtar Delaware Investments Inc., and Domtar Delaware Holdings, LLC and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2011)

4.7	Fifth Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC, and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2011)

Exhibit Number	Exhibit Description

9.1	Form of Voting and Exchange Trust Agreement (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.1	Form of Tax Sharing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.2	Form of Transition Services Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.3	Form of Site Services Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.4	Form of Fiber Supply Agreement (Princeton, British Columbia) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.5	Form of Site Services Agreement (Utilities) (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.6	OSB Supply Agreement (Hudson Bay, Saskatchewan) (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.7	Hog Fuel Supply Agreement (Kenora, Ontario) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.8	Fiber Supply Agreement (Trout Lake and Wabigoon, Ontario) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.9	Form of Intellectual Property License Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.11	Domtar Corporation 2007 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2011)*

10.12	Domtar Corporation 2004 Replacement Long-Term Incentive Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.13	Domtar Corporation 1998 Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.14	Domtar Corporation Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.15	Domtar Corporation Executive Stock Option and Share Purchase Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

Exhibit Number	Exhibit Description

10.16	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.17	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.18	Supplementary Pension Plan for Senior Executives of Domtar Corporation (for certain designated senior executives) (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.19	Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.20	Domtar Retention Plan (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.21	Domtar Corporation Restricted Stock Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.22	Director Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.23	Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.24	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.25	Senior Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.26	Credit Agreement among the Company, Domtar, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Royal Bank of Canada and The Bank of Nova Scotia, as co-documentation agents, and the lenders from time to time parties thereto

10.27	Indenture between Domtar Inc. and the Bank of New York dated as of July 31, 1996 relating to Domtar’s $125,000,000 9.5% debentures due 2016 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.28	Employment Agreement of Mr. John D. Williams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2008)*

10.28	Employment Agreement of Mr. Marvin Cooper (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2007)*

10.30	Severance Program for Management Committee Members (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2011)*

10.31	First Amendment, dated August 13, 2008, to Credit Agreement among the Company, Domtar, JPMorgan Chase Bank, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Royal Bank of Canada and The Bank of Nova Scotia, as co-documentation agents, and the lenders from time to time parties thereto

Exhibit Number	Exhibit Description

10.32	DB SERP for Management Committee Members of Domtar (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.33	DC SERP for Designated Executives of Domtar (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.34	Supplementary Pension Plan for Steven Barker (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.35	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.36	Consulting Agreement of Mr. Marvin Cooper*

10.37	Retirement Agreement of Mr. Steven A. Barker*

10.38	Retirement Agreement of Mr. Gilles Pharand*

10.39	Retirement Agreement of Mr. Michel Dagenais*

10.40	Credit Agreement among the Company, Domtar Paper Company, LLC, Domtar Inc., JPMorgan Chase Bank, N.A., as administrative agent, The Bank of Nova Scotia and Bank of America, N.A. as syndication agents, CIBC Inc., Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents and the lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2011)

10.41	Stock Purchase Agreement by and among Attends Healthcare Holdings, LLC, Attends Healthcare, Inc. and Domtar Corporation dated as of August 12, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2011)

10.42	Sixth Supplemental Indenture, dated as of March 16, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, providing for Domtar Corporation’s 4.40% Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 16, 2012)

10.43	Seventh Supplemental Indenture, dated May 21, 2012, among Domtar Corporation, EAM Corporation, and The Bank of New York Mellon, as trustee, relating to EAM Corporation’s guarantee of the obligations under the Indenture (incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 filed with the SEC on August 20, 2012)

10.44	Eighth Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K files with the SEC on August 23, 2012)

10.45	Amended and Restated Credit Agreement, dated as of June 15, 2012, among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Form 10-Q files with the SEC on August 3, 2012)

Exhibit Number	Exhibit Description

10.46	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan (incorporated by reference to Annex A to the Corporation’s definitive proxy statement filed on Schedule 14A filed with the SEC on March 30, 2012)

10.47	Domtar Corporation Annual Incentive Plan (incorporated by reference to Annex B to the Corporation’s definitive proxy statement filed on Schedule 14A filed with the SEC on March 30, 2012)

10.48	Employment agreement of Mr. Michael Fagan*

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

* Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at beginning of year	Charged to income	Deductions from	Balance at end of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts—Accounts receivable
2012	5	1	(2)	4
2011	7	2	(4)	5
2010	8	4	(5)	7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Montreal, Quebec, Canada, on February 28, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Williams John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2013

/s/ Daniel Buron Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2013

/s/ Giannella Alvarez Giannella Alvarez	Director	February 28, 2013

/s/ Robert E. Apple Robert E. Apple	Director	February 28, 2013

/s/ Harold H. MacKay Harold H. MacKay	Director	February 28, 2013

/s/ Jack C. Bingleman Jack C. Bingleman	Director	February 28, 2013

/s/ Louis P. Gignac Louis P. Gignac	Director	February 28, 2013

/s/ Brian M. Levitt Brian M. Levitt	Director	February 28, 2013

/s/ David G. Maffucci David G. Maffucci	Director	February 28, 2013

Signature	Title	Date

/s/ Robert J. Steacy Robert J. Steacy	Director	February 28, 2013

/s/ Pamela B. Strobel Pamela B. Strobel	Director	February 28, 2013

/s/ Denis Turcotte Denis Turcotte	Director	February 28, 2013