Form 10-Q
period 2013-03-31
Domtar CORP
filed 2013-05-03
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 30, 2013, 33,006,245 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2013

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31, 2013	March 31, 2012
	(Unaudited)
	$	$
Sales	1,345	1,398
Operating expenses
Cost of sales, excluding depreciation and amortization	1,082	1,088
Depreciation and amortization	95	97
Selling, general and administrative	91	99
Impairment and write-down of property, plant and equipment (NOTE 11)	10	2
Closure and restructuring costs (NOTE 11)	—	1
Other operating loss, net (NOTE 6)	18	2

	1,296	1,289

Operating income	49	109
Interest expense, net	25	71

Earnings before income taxes and equity earnings	24	38
Income tax (benefit) expense	(22)	8
Equity loss, net of taxes	1	2

Net earnings	45	28

Per common share (in dollars) (NOTE 4)
Net earnings
Basic	1.29	0.76
Diluted	1.29	0.76
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	34.8	36.7
Diluted	34.9	37.0
Net earnings	45	28
Other comprehensive (loss) income (NOTE 13):
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of nil and $(1)	1	—
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(1) and $(1)	1	3
Foreign currency translation adjustments	(27)	19
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	5	—

Other comprehensive (loss) income	(20)	22

Comprehensive income	25	50

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31, 2013	December 31, 2012
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	513	661
Receivables, less allowances of $4 and $4	612	562
Inventories (NOTE 8)	671	675
Prepaid expenses	31	24
Income and other taxes receivable	61	48
Deferred income taxes	45	45

Total current assets	1,933	2,015
Property, plant and equipment, at cost	8,782	8,793
Accumulated depreciation	(5,454)	(5,392)

Net property, plant and equipment	3,328	3,401
Goodwill (NOTE 9)	261	263
Intangible assets, net of amortization (NOTE 10)	304	309
Other assets	134	135

Total assets	5,960	6,123

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	13	18
Trade and other payables	645	646
Income and other taxes payable	15	15
Long-term debt due within one year	8	79

Total current liabilities	681	758
Long-term debt	1,104	1,128
Deferred income taxes and other	900	903
Other liabilities and deferred credits	433	457
Commitments and contingencies (NOTE 15)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,528,896 and 42,523,896 shares	—	—
Treasury stock (NOTE 14) $0.01 par value; 8,877,951 and 8,285,292 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 602,814 and 607,814 shares	47	48
Additional paid-in capital	2,131	2,175
Retained earnings	812	782
Accumulated other comprehensive loss (NOTE 13)	(148)	(128)

Total shareholders’ equity	2,842	2,877

Total liabilities and shareholders’ equity	5,960	6,123

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2012	34.8	48	2,175	782	(128)	2,877
Conversion of exchangeable shares	—	(1)	1	—	—	—
Stock-based compensation, net of tax	—	—	2	—	—	2
Net earnings	—	—	—	45	—	45
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of nil	—	—	—	—	1	1
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(1)	—	—	—	—	1	1
Foreign currency translation adjustments	—	—	—	—	(27)	(27)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	5	5
Stock repurchase	(0.6)	—	(47)	—	—	(47)
Cash dividends	—	—	—	(15)	—	(15)

Balance at March 31, 2013	34.2	47	2,131	812	(148)	2,842

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2013	March 31, 2012
	(Unaudited)
	$	$
Operating activities
Net earnings	45	28
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	95	97
Deferred income taxes and tax uncertainties	1	3
Impairment and write-down of property, plant and equipment	10	2
Net gain on disposal of property, plant and equipment	(10)	—
Stock-based compensation expense	1	1
Equity loss, net	1	2
Other	(1)	(3)
Changes in assets and liabilities, excluding the effects of acquisition of business
Receivables	(53)	(36)
Inventories	(1)	1
Prepaid expenses	(2)	—
Trade and other payables	(8)	(87)
Income and other taxes	(18)	6
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	5	4
Other assets and other liabilities	(2)	12

Cash flows provided from operating activities	63	30

Investing activities
Additions to property, plant and equipment	(56)	(29)
Proceeds from disposal of property, plant and equipment	9	—
Acquisition of business, net of cash acquired	—	(232)
Investment in joint venture	(1)	(2)

Cash flows used for investing activities	(48)	(263)

Financing activities
Dividend payments	(16)	(13)
Net change in bank indebtedness	(5)	6
Issuance of long-term debt	—	299
Repayment of long-term debt	(95)	(187)
Stock repurchase	(47)	(4)
Other	1	3

Cash flows (used for) provided from financing activities	(162)	104

Net decrease in cash and cash equivalents	(147)	(129)
Impact of foreign exchange on cash	(1)	—
Cash and cash equivalents at beginning of period	661	444

Cash and cash equivalents at end of period	513	315

Supplemental cash flow information
Net cash payments for:
Interest (including $2 million and $47 million of tender offer premiums in 2013 and 2012, respectively)	12	65
Income taxes paid	1	9

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed in the Notes to Consolidated Financial Statements, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission. The December 31, 2012 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

COMPREHENSIVE INCOME

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, an update to Comprehensive Income, which requires an entity to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The Company adopted the new requirement on January 1, 2013 with no impact on the Company’s consolidated financial statements except for the change in presentation.

The Company has chosen to present the new information as a separate disclosure in the notes to the consolidated financial statements.

FUTURE ACCOUNTING CHANGES

FOREIGN CURRENCY MATTERS

In March 2013, the FASB issued ASU 2013-05, an update to Foreign Currency Matters, which indicates that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been (1) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (2) a loss of a controlling financial interest in an investment in a foreign entity; or (3) a step acquisition for a foreign entity. The update does not change the requirement to release a pro rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity.

The amendments are effective for interim and annual periods beginning after December 15, 2013 and will not have an impact on the Company’s consolidated financial statements unless one or more of the derecognition events stated above occur after the effective date.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at March 31, 2013, one of Domtar’s Pulp and Paper segment customers located in the United States represented 12% ($72 million) ((2012 – 11% ($64 million)) of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, the Company may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge a portion of forecasted purchases over the next four years. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded in Other comprehensive income (loss), and is recognized in Cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2013 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2013	2014	2015	2016
Natural gas	17,565,000	MMBTU	(1)	$73	34%	53%	25%	20%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of March 31, 2013. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2013 resulting from hedge ineffectiveness (2012– nil).

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States, Canada, Sweden and China. As a result, it is exposed to movements in foreign currency exchange rates in Canada, Europe and Asia. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European and Asian currencies relative to the U.S. dollar. The Company’s Swedish subsidiary is exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than its Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the consolidated financial statements.

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange currency option contracts used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary, and forecasted sales in British Pound Sterling and forecasted purchases in U.S. dollars by the Swedish subsidiary, are designated as cash flow hedges. Current contracts are used to hedge forecasted sales or purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded in Other comprehensive income (loss) and is recognized in Cost of sales or in Sales in the period in which the hedged transaction occurs.

Net investment hedge:

The Company uses foreign exchange currency option contracts maturing in February 2014 to hedge a portion of the net assets of Attends Europe to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. The Company is exposed to movements in foreign currency exchange rates of the Euro versus the U.S. dollar as Attends Healthcare Limited (“Attends Europe”) has a Euro functional currency whereas the Company has a U.S. dollar functional and reporting currency. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Other comprehensive income (loss) as part of the Foreign currency translation adjustments.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of March 31, 2013 to hedge forecasted purchases, and forecasted sales:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2013	2014
Currency options purchased	CDN	$425	50%	14%
	USD	$31	87%	20%
	GBP	£17	71%	14%
Currency options sold	CDN	$425	50%	14%
	USD	$31	87%	20%
	GBP	£17	71%	14%

The currency options are fully effective as at March 31, 2013. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2013 resulting from hedge ineffectiveness (2012 – nil).

The notional amount of the outstanding foreign exchange currency option contracts designated as a net investment hedge as of March 31, 2013 was 105 million Euro.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at March 31, 2013 and December 31, 2012, in accordance with the accounting standards dealing with fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	10	—	10	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a) Intangible assets and deferred charges

Total Assets	13	—	13	—

Liabilities derivatives
Currency options	8	—	8	—	(a) Trade and other payables
Natural gas swap contracts	2	—	2	—	(a) Trade and other payables

Total Liabilities	10	—	10	—

Other Instruments:
Asset backed notes (“ABN”)	6	—	5	1	(b) Other assets
Long-term debt	1,241	1,241	—	—	(c) Long-term debt

The cumulative gain recorded in Accumulated other comprehensive loss relating to natural gas contracts of $1 million at March 31, 2013, will be recognized in Cost of sales upon maturity of the derivatives over the next four years at the then prevailing values, which may be different from those at March 31, 2013.

The cumulative loss recorded in Accumulated other comprehensive loss relating to currency options hedging forcasted purchases of $1 million at March 31, 2013, will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2013.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	6	—	6	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Intangible assets and deferred charges

Total Assets	7	—	7	—

Liabilities derivatives
Currency options	5	—	5	—	(a) Trade and other payables
Natural gas swap contracts	4	—	4	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	10	—	10	—

Other Instruments:
Asset backed notes	6	—	5	1	(b) Other assets
Long-term debt	1,360	1,360	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.
–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	ABN is reported at fair value utilizing Level 2 or Level 3 inputs. Fair value of ABN reported under Level 2 is based on current market quotes. Fair value of ABN reported under Level 3 is based on the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount applied for illiquidity.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,112 million and $1,207 million at March 31, 2013 and December 31, 2012, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table reconciles the beginning and ending balances of ABN measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods:

ASSET BACKED NOTES

Balance at January 1, 2013	1
Net unrealized gains included in earnings (a)	—
Transfer out of Level 3 (b)	—

Balance at March 31, 2013	1

(a)	Earnings effect is primarily included in Other operating loss, net in the Consolidated Statement of Earnings and Comprehensive Income.
(b)

Transfers out of Level 3 are considered to occur at the end of the period. ABN were reclassified to Level 2 from Level 3 as a result of increased trading activity and the presence of observable market quotes for these assets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	For the three months ended
	March 31, 2013	March 31, 2012
Net earnings	$45	$28

Weighted average number of common and exchangeable shares outstanding (millions)	34.8	36.7
Effect of dilutive securities (millions)	0.1	0.3

Weighted average number of diluted common and exchangeable shares outstanding (millions)	34.9	37.0

Basic net earnings per share (in dollars)	$1.29	$0.76
Diluted net earnings per share (in dollars)	$1.29	$0.76

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because the assessment periods of some of the Performance share units (“PSU”) grants have not yet started, or to do so would have been anti-dilutive:

	March 31, 2013	March 31, 2012
Performance share units	35,037	14,462
Options	170,096	88,877

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2013, the related pension expense was $8 million (2012 – $8 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans that cover the majority of its employees. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in a defined contribution pension plan. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Also, starting on January 1, 2013, all unionized employees covered under the agreement with the United Steel Workers, not grandfathered under the existing defined benefit pension plans, will transition to a defined contribution pension plan for future service. The Company also sponsors a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs and medical and dental benefits. The Company also provides supplemental unfunded defined benefit pension plans to certain senior management employees.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2013		March 31, 2012
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Service cost	11	1	10	1
Interest expense	19	1	20	1
Expected return on plan assets	(24)	—	(23)	—
Amortization of net actuarial loss	7	—	4	—
Amortization of prior year service costs	—	—	1	—

Net periodic benefit cost	13	2	12	2

The Company contributed $7 million for the three months ended March 31, 2013 (2012 – $8 million) to the pension plans and $1 million to the other post-retirement benefit plans (2012 – $2 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

OTHER OPERATING LOSS, NET

Other operating loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss, net includes the following:

	For the three months ended
	March 31, 2013	March 31, 2012
	$	$
Reversal of alternative fuel tax credits (Note 7)	26	—
Gain on sale of property, plant and equipment (1)	(10)	—
Environmental provision	1	—
Foreign exchange (gain) loss	(1)	2
Other	2	—

Other operating loss, net	18	2

(1)

On March 22, 2013, the Company sold the building, remaining equipment and related land of the closed pulp and paper mill in Port Edwards, Wisconsin and recorded a gain on the sale of approximately $10 million. The transaction includes specific machinery, equipment, furniture, parts, supplies, tools, real estate, land improvements, and other fixed or tangible assets. The assets were sold “as is” for proceeds of approximately $9 million and the environmental provision of $3 million related to these assets was contractually passed on to the buyer and released from the Company’s liabilities. The net book value of the assets sold was approximately $2 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

INCOME TAXES

For the first quarter of 2013, the Company’s income tax benefit amounted to $22 million, consisting of a current benefit of $23 million and a deferred expense of $1 million. This compares to a tax expense of $8 million for 2012, consisting of a current expense of $5 million and a deferred expense of $3 million. The Company made income tax payments of $1 million during the first quarter of 2013 and the effective tax rate was -92% compared with an effective tax rate of 21% in the first quarter of 2012. The effective tax rate for the first quarter of 2013 was impacted by the conversion of $26 million of Alternative Fuel Tax Credits from the 2009 tax year into $55 million of Cellulosic Biofuel Producer Credits ($33 million after-tax), partially offset by additional tax expense of $4 million from other items, including interest on uncertain tax positions and the tax impact of incurring a gain of $10 million on disposal of assets in a high tax jurisdiction.

The Company’s gross unrecognized tax benefits were reduced in the first quarter of 2013 by $8 million for unrecognized tax benefits previously associated with Alternative Tax Fuel Credits from 2009 that were converted into Cellulosic Biofuel Producer Credits in the first quarter of 2013.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

INVENTORIES

The following table presents the components of inventories:

	March 31, 2013	December 31, 2012
	$	$
Work in process and finished goods	376	381
Raw materials	112	112
Operating and maintenance supplies	183	182

	671	675

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

March 31, 2013
$
Balance at December 31, 2012	263
Effect of foreign currency exchange rate change	(2)

Balance at end of period	261

The goodwill at March 31, 2013 is entirely related to the Personal Care segment.

At March 31, 2013, the accumulated impairment loss amounted to $321 million (2012 – $321 million). The impairment of goodwill was done in 2008, and was related to the Pulp and Paper segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

INTANGIBLE ASSETS, NET

The following table presents the components of intangible assets, net:

	Estimated useful lives (in years)	March 31, 2013			December 31, 2012
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$		$	$
Intangible assets subject to amortization
Water rights	40	8	(1)	7	8	(1)	7
Customer relationships	20 - 40	182	(8)	174	186	(9)	177
Trade names	7	7	(5)	2	7	(5)	2
Supplier agreement	5	—	—	—	6	(6)	—
Technology	7 - 20	8	—	8	8	—	8
Non-Compete	9	1	—	1	1	—	1

		206	(14)	192	216	(21)	195
Intangible assets not subject to amortization
Trade names		112	—	112	114	—	114

Total		318	(14)	304	330	(21)	309

Amortization expense related to intangible assets for the three months ended March 31, 2013 was $2 million (2012 – $2 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2013	2014	2015	2016	2017
	$	$	$	$	$
Amortization expense related to intangible assets	8	7	6	6	6

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

CLOSURE AND RESTRUCTURING COST AND LIABILITY

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand.

In relation to the withdrawal from one of the Company’s multiemployer pension plans in 2011, the Company recorded an additional charge to earnings of $1 million due to a revision in the estimated withdrawal liability during the first quarter of 2013 resulting in a current accrual balance of $48 million. While this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans at March 31, 2013, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the second quarter of 2013. Further, the Company remains liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

Kamloops, British Columbia pulp facility

On December 13, 2012, the Company announced the permanent shut down of one pulp machine at its Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of Domtar’s annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees.

As a result, the Company recognized, under Impairment and write-down of property. plant and equipment, $10 million of accelerated depreciation in the first quarter of 2013. The pulp machine has ceased production in March 2013. Further, during the first quarter of 2013 the Company reversed $1 million of severance and termination costs.

Mira Loma, California converting plant

During the first quarter of 2012, the Company recorded a $2 million write-down of property, plant and equipment at its Mira Loma location in California, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income.

Other Costs

During the first quarter of 2012, other costs related to previous and ongoing closures include $1 million in severance and termination costs.

The following tables provide the components of closure and restructuring costs by segment:

	Pulp and Paper	Total
	Three months ended March 31, 2013
	$	$
Severance and termination costs	(1)	(1)
Pension withdrawal liability	1	1

Closure and restructuring costs	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CLOSURE AND RESTRUCTURING COST AND LIABILITY (CONTINUED)

	Pulp and Paper	Total
	Three months ended March 31, 2012
	$	$
Severance and termination costs	1	1

Closure and restructuring costs	1	1

The following table provides the activity in the closure and restructuring liability:

March 31, 2013
$
Balance at December 31, 2012	10
Payments	(2)
Pension provision (reflected in Accrued benefit obligation)	(2)
Change in estimates	(1)

Balance at end of period	5

The $5 million provision is comprised of severance and termination costs, and relates to the Pulp and Paper segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

LONG-TERM DEBT

During the first quarter of 2013, the Company redeemed its outstanding 5.375% Notes due 2013, for par value of $71 million. The Company incurred $2 million of premiums paid and additional charges of $1 million, included in Interest expense, net on the Consolidated Statement of Earnings and Comprehensive Income.

The Company also repaid $23 million of capital leases obligations relating to land and buildings, related to the Greenville, North Carolina site, in the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1):

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
Balance at December 31, 2012	5	(326)	(15)	208	(128)

Natural gas swap contracts	2	N/A	N/A	N/A	2
Currency options	(2)	N/A	N/A	N/A	(2)
Net investment hedge	1	N/A	N/A	N/A	1
Foreign currency items	N/A	N/A	N/A	(27)	(27)

Other comprehensive income (loss) before reclassifications	1	—	—	(27)	(26)

Amounts reclassified from Accumulated other comprehensive loss	1	5	—	—	6

Net current period other comprehensive income (loss)	2	5	—	(27)	(20)

Balance at March 31, 2013	7	(321)	(15)	181	(148)

(1)	All amounts are after tax.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details of Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss		Affected line item in the Consolidated Statements of Earnings and Comprehensive Income
	For the three months ended
	March 31, 2013	March 31, 2012
Net derivative losses on cash flow hedges:
Natural gas swap contracts	2	3	Cost of Sales
Currency options	—	1	Cost of Sales

Total before tax	2	4
Tax benefit	(1)	(1)	Income tax benefit

Net of tax	1	3

Amortization of defined benefit pension plans:
Net actuarial loss	7	4	(a)
Prior service cost	—	1	(a)

Total before tax	7	5
Tax benefit	(2)	—

Net of tax	5	5

(a)	The Accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 5 for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

SHAREHOLDERS’ EQUITY

On February 20, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.45 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. Total dividends of approximately $15 million were paid on April 15, 2013 to shareholders of record on March 15, 2013.

On April 30, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.55 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on July 15, 2013 to shareholders of record on June 14, 2013.

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

From 2010 through the first quarter of 2013, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During the first quarter of 2013, the Company repurchased 605,800 shares (2012 – 37,171 shares) at an average price of $77.36 (2012 – $94.57) for a total cost of $47 million (2012 – $4 million).

Since the inception of the Program, the Company repurchased 9,266,503 shares at an average price of $79.87 for a total cost of $740 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31, 2013
$
Balance at beginning of period	83
Additions	2
Sale of closed facility	(3)
Environmental spending	(1)
Effect of foreign currency exchange rate change	(1)

Balance at end of period	80

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The EPA and/or various state agencies have notified the Company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under its Care and Control Program at its former wood preserving sites, and at a number of operating sites due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and, if and when applicable, the allocation of liability among potentially responsible parties.

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

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”)

On December 2, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. The EPA announced the final rule on December 12, 2012 and it was subsequently published in the Federal Register on January 31, 2013. The Company is developing plans to bring facilities affected by the Boiler MACT rule into compliance by the January 2016 regulatory deadline. The Company expects that the capital cost required to comply with the Boiler MACT rules is between $20 million and $30 million. The Company is currently assessing the associated increase in operating costs as well as alternate compliance strategies.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2013 cannot be predicted with certainty, it is management’s opinion that, except as noted below, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $118 million (CDN $120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $108 million (CDN $110 million).

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $108 million (CDN $110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $108 million (CDN $110 million) as well as additional compensatory damages. On March 31, 2011, George Weston Limited filed a motion for summary judgment. On September 3, 2012, the Court directed that this matter proceed to examinations for discovery and trial, rather than proceed by way of summary judgment. The trial is expected to commence in October 2013. The parties are expected to hold a mediation prior to the trial. The Company does not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intends to defend itself vigorously against any claims with respect thereto. However, the Company may not be successful in the defense of such claims, and if the Company is ultimately required to pay an increase in consideration, such payment may have a material adverse effect on the Company’s financial position, results of operations or cash flows. No provision is recorded for this matter.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2013, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

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

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s reportable segment information to the respective information in the financial statements is as follows:

	For the three months ended
SEGMENT DATA	March 31, 2013	March 31, 2012
	$	$
Sales
Pulp and Paper	1,123	1,191
Distribution	162	189
Personal Care	111	70

Total for reportable segments	1,396	1,450
Intersegment sales - Pulp and Paper	(51)	(52)

Consolidated sales	1,345	1,398

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	88	93
Distribution	1	1
Personal Care	6	3

Total for reportable segments	95	97
Impairment and write-down of property, plant and equipment - Pulp and Paper	10	2

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	105	99

Operating income (loss)
Pulp and Paper	39	107
Distribution	(1)	(1)
Personal Care	13	8
Corporate	(2)	(5)

Consolidated operating income	49	109
Interest expense, net	25	71

Earnings before income taxes and equity earnings	24	38
Income tax (benefit) expense	(22)	8
Equity loss, net of taxes	1	2

Net earnings	45	28

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2013 and December 31, 2012 and the Statements of Earnings and Comprehensive Income and Cash Flows for the three months ended March 31, 2013 and March 31, 2012 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,107	492	(254)	1,345
Operating expenses
Cost of sales, excluding depreciation and amortization	—	942	394	(254)	1,082
Depreciation and amortization	—	68	27	—	95
Selling, general and administrative	6	73	12	—	91
Impairment and write-down of property, plant and equipment	—	—	10	—	10
Closure and restructuring costs	—	1	(1)	—	—
Other operating loss, net	—	18	—	—	18

	6	1,102	442	(254)	1,296

Operating (loss) income	(6)	5	50	—	49
Interest expense (income), net	27	4	(6)	—	25

(Loss) earnings before income taxes and equity earnings	(33)	1	56	—	24
Income tax (benefit) expense	(9)	(33)	20	—	(22)
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	69	35	—	(104)	—

Net earnings	45	69	35	(104)	45
Other comprehensive income (loss)	4	—	(24)	—	(20)

Comprehensive income	49	69	11	(104)	25

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2012
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,178	475	(255)	1,398
Operating expenses
Cost of sales, excluding depreciation and amortization	—	954	389	(255)	1,088
Depreciation and amortization	—	83	14	—	97
Selling, general and administrative	12	83	4	—	99
Impairment and write-down of property, plant and equipment	—	2	—	—	2
Closure and restructuring costs	—	—	1	—	1
Other operating loss, net	—	—	2	—	2

	12	1,122	410	(255)	1,289

Operating (loss) income	(12)	56	65	—	109
Interest expense (income), net	72	5	(6)	—	71

(Loss) earnings before income taxes and equity earnings	(84)	51	71	—	38
Income tax (benefit) expense	(30)	17	21	—	8
Equity loss, net of taxes	—	—	2	—	2
Share in earnings of equity accounted investees	82	48	—	(130)	—

Net earnings	28	82	48	(130)	28
Other comprehensive (loss) income	(1)	—	23	—	22

Comprehensive income	27	82	71	(130)	50

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	March 31, 2013
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	206	59	248	—	513
Receivables	—	421	191	—	612
Inventories	—	448	223	—	671
Prepaid expenses	7	13	11	—	31
Income and other taxes receivable	43	9	9	—	61
Intercompany accounts	440	3,577	63	(4,080)	—
Deferred income taxes	—	30	15	—	45

Total current assets	696	4,557	760	(4,080)	1,933
Property, plant and equipment, at cost	—	5,780	3,002	—	8,782
Accumulated depreciation	—	(3,561)	(1,893)	—	(5,454)

Net property, plant and equipment	—	2,219	1,109	—	3,328
Goodwill	—	193	68	—	261
Intangible assets, net of amortization	—	180	124	—	304
Investments in affiliates	7,252	2,025	—	(9,277)	—
Intercompany long-term advances	6	85	511	(602)	—
Other assets	28	—	119	(13)	134

Total assets	7,982	9,259	2,691	(13,972)	5,960

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	12	1	—	13
Trade and other payables	51	385	209	—	645
Intercompany accounts	3,579	447	54	(4,080)	—
Income and other taxes payable	6	4	5	—	15
Long-term debt due within one year	—	4	4	—	8

Total current liabilities	3,636	852	273	(4,080)	681
Long-term debt	1,084	7	13	—	1,104
Intercompany long-term loans	455	141	6	(602)	—
Deferred income taxes and other	—	851	62	(13)	900
Other liabilities and deferred credits	12	156	265	—	433
Shareholders’ equity	2,795	7,252	2,072	(9,277)	2,842

Total liabilities and shareholders’ equity	7,982	9,259	2,691	(13,972)	5,960

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	45	69	35	(104)	45
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	10	(36)	(60)	104	18

Cash flows provided from (used for) operating activities	55	33	(25)	—	63

Investing activities
Additions to property, plant and equipment	—	(39)	(17)	—	(56)
Proceeds from disposal of property, plant and equipment	—	9	—	—	9
Investment in joint venture	—	—	(1)	—	(1)

Cash flows used for investing activities	—	(30)	(18)	—	(48)

Financing activities
Dividend payments	(16)	—	—	—	(16)
Net change in bank indebtedness	—	(6)	1	—	(5)
Repayment of long-term debt	(71)	(24)	—	—	(95)
Stock repurchase	(47)	—	—	—	(47)
Increase in long-term advances to related parties	—	—	(23)	23	—
Decrease in long-term advances to related parties	9	14	—	(23)	—
Other	1	—	—	—	1

Cash flows used for financing activities	(124)	(16)	(22)	—	(162)

Net decrease in cash and cash equivalents	(69)	(13)	(65)	—	(147)
Impact of foreign exchange on cash	—	—	(1)		(1)
Cash and cash equivalents at beginning of period	275	72	314	—	661

Cash and cash equivalents at end of period	206	59	248	—	513

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	28	82	48	(130)	28
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(93)	(47)	12	130	2

Cash flows (used for) provided from operating activities	(65)	35	60	—	30

Investing activities
Additions to property, plant and equipment	—	(22)	(7)	—	(29)
Acquisition of business, net of cash acquired	—	—	(232)	—	(232)
Investment in joint venture	—	—	(2)	—	(2)

Cash flows used for investing activities	—	(22)	(241)	—	(263)

Financing activities
Dividend payments	(13)	—	—	—	(13)
Net change in bank indebtedness	—	4	2	—	6
Issuance of long-term debt	299	—	—	—	299
Repayment of long-term debt	(186)	(1)	—	—	(187)
Stock repurchase	(4)	—	—	—	(4)
Increase in long-term advances to related parties	—	—	(13)	13	—
Decrease in long-term advances to related parties	12	1	—	(13)	—
Other	3	—	—	—	3

Cash flows provided from (used for) financing activities	111	4	(11)	—	104

Net increase (decrease) in cash and cash equivalents	46	17	(192)	—	(129)
Cash and cash equivalents at beginning of period	91	2	351	—	444

Cash and cash equivalents at end of period	137	19	159	—	315

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included elsewhere in the Quarterly Report. The MD&A should also read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month periods ended March 31, 2013 and 2012. The three-month periods are also referred to as the first quarter of 2013 and 2012.

EXECUTIVE SUMMARY

In the first quarter of 2013, we repaid $26 million of Alternative Fuel Tax Credit (“AFTC”) and executed a conversion election to claim $55 million of Cellulosic Biofuel Producer Credit (“CBPC”) ($33 million after-tax, all reflected in Income tax expense in the Consolidated Statement of Earnings and Comprehensive Income). The repayment of the AFTC resulted in $26 million of Other operating loss in the Consolidated Statement of Earnings and Comprehensive Income for the first quarter of 2013 and an $8 million tax benefit related to the reversal of previously unrecognized tax benefits associated with the $26 million of AFTC that we repaid. Also in the first quarter of 2013, we sold a portion of our assets in Port Edwards, Wisconsin and recorded a gain on the sale of $10 million.

We reported operating income of $49 million, an increase of $6 million compared to $43 million in the fourth quarter of 2012. In addition to the factors explained above, operating income increased mainly due to a decreased operating loss in our Distribution segment, partially offset by decreased operating income in our Pulp and Paper segment. In our Distribution segment, operating income improved mostly due to a $5 million write-off of customer relationships recorded in the fourth quarter of 2012 as well as higher deliveries of approximately 10% when compared to the fourth quarter of 2012. In our Pulp and Paper segment, we experienced lower selling prices for paper ($8 million, reflecting a selling price decrease of approximately 1% when compared to the fourth quarter of 2012), higher raw materials costs, including energy ($5 million), fiber ($5 million) and chemicals ($2 million), the negative impact of lower production volume ($6 million), and higher salaries and wages ($2 million). In addition, in the first quarter of 2013, we had an increase in bad debt expenses ($1 million) and an increase in environmental provision ($1 million). This decrease was partially offset by higher selling prices for pulp ($6 million, reflecting a selling price increase of approximately 2% when compared to the fourth quarter of 2012) and higher paper shipments ($8 million, reflecting an increase in demand for our paper by approximately 3% when compared to the fourth quarter of 2012) as well as lower maintenance costs ($4 million) and the positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program.

We expect continued momentum in pulp markets with moderate improvement in pricing and steady shipments. In papers, our volumes are expected to stay relatively similar to the first quarter in the near term. The second quarter will be affected by the usual seasonal higher maintenance activity in pulp, while input costs are expected to decline slightly, notably due to lower usage of energy.

Closure and Restructuring Activities and Impairment and Write-down of Property, Plant and Equipment and Intangible Assets

Multiemployer Pension Plan

In relation to the withdrawal from one of our multiemployer pension plans in 2011, we recorded an additional charge to earnings of $1 million due to a revision in the estimated withdrawal liability during the first quarter of 2013, resulting in a current accrual balance of $48 million. While this is our best estimate of the ultimate cost of the withdrawal from this plan at March 31, 2013, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the second quarter of 2013. Further, we remain liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

Kamloops, British Columbia pulp facility – 2012 and 2013

On December 13, 2012, we announced the permanent shut down of one pulp machine at our Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of our annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees. As a result, we recorded $10 million of accelerated depreciation, a component of Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income in the first quarter of 2013. The pulp machine ceased production in March 2013. Further, during the first quarter of 2013, we reversed $1 million of severance and termination costs.

Mira Loma, California converting plant – 2012

During the first quarter of 2012, we recorded a $2 million write-down of property, plant and equipment at our Mira Loma California converting plant, in Impairment and write-down of property, plant and equipment, a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income.

Other Costs

During the first quarter of 2013, other costs related to previous and ongoing closures are nil (2012- $1 million in severance and termination costs).

We continue to evaluate potential adjustments to our production capacity, which may include additional closures of machines or entire mills, and we could recognize significant cash and/or non-cash charges relating to any such closures in future periods. For information relating to all our closure and restructuring activities, refer to Item 1, Financial Statements and Supplementary Data, of this Quarterly Report on Form 10-Q, under Note 11 “Closure and Restructuring cost and liability.”

Sale of Port Edwards assets

On March 22, 2013, we sold the building, remaining equipment and related land of our Port Edwards Wisconsin pulp and paper mill, and recorded a gain on the sale of $10 million. The transaction includes specific machinery, equipment, furniture, parts, supplies, tools, real estate, land improvements, and other fixed or tangible assets. The assets were sold “as is” for proceeds of $9 million and the environmental provision of $3 million related to these assets was contractually passed on to the buyer and released from our liabilities. The net book value of the assets sold was $2 million.

Redemption of Certain Outstanding Notes

During the first quarter of 2013, we redeemed our outstanding 5.375% Notes due 2013, for par value of $71 million. We incurred $2 million of premiums and additional charge of $1 million, included in Interest expense on the Consolidated Statements of Earnings and Comprehensive Income.

OUR BUSINESS

Information relating to our business is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There has not been any material change in our business since December 31, 2012.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENTS REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the first quarter of 2013 and 2012:

	Three months ended
FINANCIAL HIGHLIGHTS	March 31, 2013	March 31, 2012
(In millions of dollars, unless otherwise noted)

Sales	$1,345	$1,398

Operating income	49	109

Net earnings	45	28

Net earnings per common share (in dollars)[1]:
Basic	1.29	0.76
Diluted	1.29	0.76

Operating income (loss) per segment:
Pulp and Paper	$39	$107
Distribution	(1)	(1)
Personal Care	13	8
Corporate	(2)	(5)

Total	$49	$109

	At March 31, 2013	At March 31, 2012
Total assets	$5,960	$6,038
Total long-term debt, including current portion	$1,112	$958

[1]	Refer to Note 4 of the consolidated financial statements included in Item 1, for more information on the calculation of net earnings per common share.

FIRST QUARTER 2013 VERSUS

FIRST QUARTER 2012

Sales

Sales for the first quarter of 2013 amounted to $1,345 million, a decrease of $53 million, or 4%, from sales of $1,398 million in the first quarter of 2012. This decrease in sales is mainly attributable to a decrease in our paper sales volume ($45 million, a decrease of approximately 5% when compared to the first quarter of 2012), a decrease in deliveries in our Distribution segment ($27 million, a decrease in deliveries of approximately 15% when compared to the first quarter of 2012) and a decrease in our pulp sales volume ($7 million, a decrease of approximately 3% when compared to the first quarter of 2012). In addition, our average selling price for paper decreased when compared to the first quarter of 2012 (an impact of $22 million, reflecting a selling price decrease of approximately 2% when compared to the average selling price in the first quarter of 2012). These decreases were partially offset by the increase in sales due to the inclusion of a full quarter of sales from Attends Healthcare Limited (“Attends Europe”) and EAM Corporation (“EAM”) following their acquisitions in the first and second quarter of 2012, respectively ($44 million). Moreover, our average selling price for pulp increased when compared to the first quarter of 2012 (an impact of $1 million, reflecting a selling price increase of less than 1% when compared to the average selling price in the first quarter of 2012).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,082 million in the first quarter of 2013, a decrease of $6 million, or 1%, compared to cost of sales, excluding depreciation and amortization, of $1,088 million in the first quarter of 2012. This decrease is mainly attributable to lower shipments in paper ($33 million) and pulp ($6 million), as well as a decrease in cost of sales in our Distribution segment due to lower deliveries in the first quarter of 2013 when compared to the first quarter of 2012 ($26 million). These decreases were partially offset by the inclusion of a full quarter of cost of sales for Attends Europe and EAM, which resulted in an increase in cost of sales ($33 million). In addition, we had a negative impact of lower production volume ($13 million), higher fiber costs ($5 million), higher salaries and wages costs ($4 million) and higher energy costs ($3 million).

Depreciation and Amortization

Depreciation and amortization amounted to $95 million in the first quarter of 2013, a decrease of $2 million, or 2%, compared to depreciation and amortization of $97 million in the first quarter of 2012. In our Pulp and Paper segment, depreciation and amortization decreased by $5 million, primarily due to certain assets reaching their useful lives. This decrease was partially offset by the inclusion of a full quarter of depreciation and amortization expenses for Attends Europe and EAM in the first quarter of 2013.

Selling, General and Administrative Expenses

SG&A expenses amounted to $91 million in the first quarter of 2013, a decrease of $8 million, or 8%, compared to SG&A expenses of $99 million in the first quarter of 2012. This decrease in SG&A is primarily due to mark-to-market on our stock-based-compensation ($12 million) and a decrease in merger and acquisitions expenses ($5 million) in the first quarter of 2013 when compared to the first quarter of 2012. This decrease was partially offset by the inclusion of a full quarter of selling, general and administrative expenses of Attends Europe and EAM ($3 million) as well as increase in general administrative charges ($3 million).

Other Operating (Income) Loss, Net

Other operating loss, net amounted to $18 million in the first quarter of 2013, an increase of $16 million compared to other operating loss, net of $2 million in the first quarter of 2012. This increase in other operating loss, net is primarily due to the conversion of AFTC to CBPC of $26 million in the first quarter of 2013. In addition, in the first quarter of 2013, we had an increase in bad debt expenses ($2 million) and an increase in environmental provision ($1 million) when compared to the first quarter of 2012. These losses were partially offset by the gain recorded on the sale of certain of Port Edward assets of $10 million in the first quarter of 2013 as well as the positive impact of the weaker Canadian dollar on our working capital items ($2 million).

Operating Income

Operating income in the first quarter of 2013 amounted to $49 million, a decrease of $60 million compared to operating income of $109 million in the first quarter of 2012, due mostly to the factors mentioned above. In addition, we recognized an impairment and write-down of property, plant and equipment costs of $8 million in the first quarter of 2013 when compared to the first quarter of 2012, as a result of an accelerated depreciation charge of $10 million in the first quarter of 2013 from the closure of a pulp machine at our Kamloops pulp mill, compared to a charge of $2 million in the first quarter of 2012 related to Mira Loma.

Interest Expense

We incurred $25 million of net interest expense in the first quarter of 2013, a decrease of $46 million compared to net interest expense of $71 million in the first quarter of 2012. This decrease in net interest expense is primarily due to the premium paid on the repurchase of our 10.75% Notes due 2017, 9.5% Notes due 2016, 7.125% Notes due 2015 and 5.375% Notes due 2013, on which we incurred $47 million of tender premiums and $3 million of additional charges as a result of this extinguishment in the first quarter of 2012 whereas in the first quarter of 2013, we recorded a charge of $2 million due to premiums paid on the repayment of our 5.375% Notes due 2013 and $1 million of additional charges.

Income Taxes

For the first quarter of 2013, our income tax benefit amounted to $22 million, consisting of a current tax benefit of $23 million and a deferred income tax of $1 million. This compares to an income tax expense of $8 million in the first quarter of 2012, consisting of a current tax expense of $5 million and a deferred income tax of $3 million. We made income tax payments of $1 million during the first quarter of 2013 and our effective tax rate was -92% compared with an effective tax rate of 21% in the first quarter of 2012. The effective tax rate for the first quarter of 2013 was impacted by the conversion of $26 million of AFTC from the 2009 tax year into $55 million of CBPC ($33 million benefit after-tax), partially offset by additional tax expense of $4 million from other items, including interest on uncertain tax positions and the tax impact of incurring a gain of $10 million on disposal of certain assets in a high tax jurisdiction. Our gross unrecognized tax benefits were reduced in the first quarter of 2013 by $8 million for unrecognized tax benefits previously associated with AFTC from 2009 that were converted into CBPC in the first quarter of 2013.

Equity Loss

We incurred a $1 million equity loss, net of taxes of nil, with regard to our joint venture Celluforce Inc. in the first quarter of 2013 (2012- $2 million).

Net Earnings

Net earnings amounted to $45 million ($1.29 per common share on a diluted basis) in the first quarter of 2013, an increase of $17 million compared to net earnings of $28 million ($0.76 per common share on a diluted basis) in the first quarter of 2012, mainly due to the factors mentioned above.

PULP AND PAPER

	Three months ended
SELECTED INFORMATION	March 31, 2013	March 31, 2012
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,123	$1,191
Intersegment sales	($51)	($52)

	1,072	1,139
Operating income	39	107
Shipments
Paper (in thousands of ST)	828	870
Pulp (in thousands of ADMT)	372	389

Sales and Operating Income

Sales

Sales in our Pulp and Paper segment amounted to $1,072 million in the first quarter of 2013, a decrease of $67 million, or 6%, compared to sales of $1,139 million in the first quarter of 2012. This decrease in sales is mostly attributable to the decrease in our paper shipments as a result of lower demand for our paper (an impact of $45 million, reflecting a decrease in volume of approximately 5% when compared to the first quarter of 2012), a decrease in our average selling prices for paper (an impact of $22 million, reflecting an average selling price decrease of approximately 2% when compared to the average selling price in the first quarter of 2012) and a decrease in our total pulp shipments (an impact of $7 million, reflecting a decrease in volume of approximately 3% when compared to the first quarter of 2012). These factors were partially offset by an increase in our average selling prices for pulp ($1 million, an increase of less than 1% when compared to the first quarter of 2012).

Operating Income

Operating income in our Pulp and Paper segment amounted to $39 million in the first quarter of 2013, a decrease of $68 million, when compared to operating income of $107 million in the first quarter of 2012. Overall, our operating results declined when compared to the first quarter of 2012, primarily due to lower average selling prices and shipments of paper as described above. Also contributing to the decrease in operating income was the conversion of AFTC to CBPC ($26 million), the negative impact of lower paper production volume ($13 million), higher salaries and wages ($5 million, due to combination of an increase in wages and benefits, additional overtime and pension costs increase), higher fiber costs ($5 million, as a result of higher pricing due to higher local demand), higher energy costs ($3 million, due primarily to an increase in natural gas prices) and higher chemical costs ($1 million). In addition, we incurred higher impairment and write-off of property, plant and equipment charges of $8 million due primarily to accelerated depreciation charges of $10 million in the first quarter of 2013 as a result of the closure of a machine at our Kamloops mill. These factors were partially offset by the gain on sale of Port Edwards assets of $10 million, lower selling general and administrative expenses ($7 million, primarily due to mark-to-market on our stock-based-compensation), lower maintenance costs ($1 million), a decrease in outside purchased pulp ($3 million, due primarily to reduced recycled pulp consumption as a result of changes in product mix) and the positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($3 million).

Pricing Environment

Paper

Overall average sales prices in our paper business experienced a decrease of $26/ton or approximately 2%, in the first quarter of 2013 compared to the first quarter of 2012.

Pulp

Our average pulp sales prices experienced a small increase of $2/metric ton, or less than 1%, in the first quarter of 2013 compared to the first quarter of 2012.

Operations

Paper Shipments

Our paper shipments decreased by 42,000 tons, or approximately 5%, in the first quarter of 2013 compared to the first quarter of 2012, primarily due to a decrease in demand for our paper and the dedication of resources to produce lower basis weight grades at our Marlboro, South Carolina pulp and paper mill in order to fulfill requirements of one of our customers.

Pulp Shipments

Our pulp trade shipments decreased by 17,000 metric tons, or approximately 4%, in the first quarter of 2013 compared to the first quarter of 2012.

Labor

In the U.S., an umbrella agreement with the United Steelworkers Union (“USW”) expiring in 2015 and affecting approximately 2,900 employees at eight U.S. mills and one converting operation was ratified effective December 1, 2011. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements (“CBAs”) become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years. In 2013, local agreements have been ratified at Rothschild and Johnsonburg. Renewal agreements occurred at Plymouth and Port Huron. Local negotiations scheduled for the remainder of 2013 include Nekoosa USW local 59 beginning in April and Office and Professional Employees International Union (“OPEIU”) Local 95 scheduled for the second quarter of 2013. The OPEIU Local 95 negotiation expires on July 31, 2013 and is a full economic bargain agreement separate from the USW Umbrella Agreement.

In Canada, all agreements are ratified. Canadian collective agreements are unrelated to the umbrella agreement with the USW covering our U.S. locations.

On December 13, 2012, we announced the permanent closure of a pulp machine at our Kamloops mill. This closure affected approximately 125 employees and included layoffs and severances. The first wave of hourly unionized position reductions occurred on April 22, 2013 and some staff support positions have already been terminated in early April.

Alternative Fuel Tax Credits and Cellulosic Biofuel Producer Credit

The U.S. Internal Revenue Code of 1986, as amended (the “Code”) permitted a refundable excise tax credit, until the end of 2009, for the production and use of alternative biofuel mixtures derived from biomass. We submitted an application with the Internal Revenue Service (“IRS”) to be registered as an alternative fuel mixer and received notification that our registration had been accepted in late March 2009. We began producing and consuming alternative fuel mixtures in February 2009 at our eligible mills. The amounts for the refundable credits are based on the volume of alternative biofuel mixtures produced and burned during that period. We received $508 million in refunds, net of federal income tax offsets.

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

We had approximately 207 million gallons of cellulose biofuel that qualified for this CBPC for which we had not previously claimed under the AFTC that represented $209 million of CBPC or $127 million of after tax benefit to us. In July 2010, we submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, we received our notification from the IRS that we were successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFTC and CBPC could be claimed in the same year for different volumes of biofuel.

During the third quarter of 2012, Office of Chief Counsel of the IRS issued a memo advising taxpayers who are eligible for and wish to convert all or a portion of these AFTCs into CBPCs, that certain amounts of the repayment would not be subject to interest. Taxpayers who wish to convert from the AFTC to the CBPC must first repay the AFTC they wish to convert. During the first quarter of 2013, we repaid $26 million of AFTC and executed a conversion election to claim $55 million of

CBPC ($33 million after-tax). The repayment of the AFTC resulted in $26 million of other operating loss in the Consolidated Statements of Earnings and Comprehensive Income for the first quarter of 2013 and an $8 million tax benefit related to the reversal of previously unrecognized tax benefits associated with the $26 million of AFTC that we repaid. The deadline for converting AFTC to CBPC was March 15, 2013.

As of March 31, 2013, we have gross unrecognized tax benefits and interest of $190 million and related deferred tax assets of $17 million associated with the AFTC claimed on our 2009 tax return. The recognition of these benefits, $173 million net of deferred taxes, would impact the effective tax rate. During the second quarter of 2012, the IRS began an audit of our 2009 U.S. income tax return. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. We reasonably expect that the audit settlement, which could happen within the next 12 months, may result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Closure and Restructuring

During the first quarter of 2013, we incurred no closure and restructuring costs compared to $1 million in the first quarter of 2012.

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

For more details on the closure and restructuring costs, refer to the Executive Summary of this MD&A or to Item I, Financial Statement and Supplementary Data, Note 11, of this Quarterly Report on Form 10-Q.

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

We were allocated CDN$144 million through this Green Transformation Program, of which all was approved and received. The funds were spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills (mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills) and all amounts received were accounted for as an offset to the applicable plant and equipment asset amount. The terms of the program stipulate that annual environmental reporting on each of our projects is required for a period of two years. The first report was submitted on March 31, 2013.

DISTRIBUTION

	Three months ended
SELECTED INFORMATION	March 31, 2013	March 31, 2012
(In millions of dollars)
Sales	$162	$189
Operating income (loss)	(1)	(1)

Sales and Operating Loss

Sales

Sales in our Distribution segment amounted to $162 million in the first quarter of 2013, a decrease of $27 million compared to sales of $189 million in the first quarter of 2012. This decrease in sales is mostly attributable to a decrease in deliveries of 15%, resulting from difficult market conditions.

Operating Loss

Operating loss amounted to $1 million in the first quarter of 2013 and remained flat when compared to the first quarter of 2012. The decrease in deliveries resulted in lower sales, which was offset by a decrease in cost of sales as well a small increase in margins in the first quarter of 2013 when compared to the first quarter of 2012.

Operations

Labor

We have collective agreements covering six locations in the U.S. and four locations in Canada. As of March 31, 2013, we have one outstanding agreement and nine ratified agreements affecting approximately 155 employees in the U.S. and Canada. The one outstanding agreement impacts six employees. Of the nine ratified agreements, seven expire in 2013 and two expire in 2014, affecting 83 and 66 employees, respectively.

PERSONAL CARE

	Three months ended
SELECTED INFORMATION	March 31, 2013	March 31, 2012
(In millions of dollars)
Sales	$111	$70
Operating income	13	8

Sales and Operating Income

Sales

Sales in our Personal Care segment amounted to $111 million in the first quarter of 2013, an increase of $41 million, when compared to sales of $70 million in the first quarter of 2012. This increase is due primarily to the inclusion of a full quarter of sales of Attends Europe and EAM sales in the first quarter of 2013.

Operating Income

Operating income amounted to $13 million in the first quarter of 2013, an increase of $5 million, when compared to operating income of $8 million in the first quarter of 2012. This increase is mainly due to the inclusion of a full quarter of Attends Europe and EAM in the first quarter of 2013 and was partially offset by an increase in selling, general and administrative expenses, mostly due to the creation of our new divisional head office in Raleigh, North Carolina for our Personal Care segment.

Operations

Labor

We employ approximately 818 employees in our Personal Care segment. Approximately 376 non-unionized employees are in North America, including 51 employees at EAM and 442 employees are in Europe of which the majority are unionized.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2013, compensation expense for all outstanding awards recognized in our results of operations was nil, compared to $12 million in the first quarter of 2012, as a result of the mark-to-market impact related to the liability awards. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $589 million is currently undrawn and available or through our receivables securitization facility, of which $112 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements will be available or sufficient. See “Capital Resources” below.

Our ability to make payments on and to refinance our indebtedness, including debt we could incur under the credit and receivable securitization facilities and outstanding Domtar Corporation notes, and for ongoing operating costs including pension contributions, working capital and capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit and receivable securitization facilities and debt indentures, as well as terms of any future indebtedness, impose, or may impose, various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

Operating Activities

Cash flows provided from operating activities totaled $63 million in the first quarter of 2013, a $33 million increase compared to $30 million in the first quarter of 2012. This increase in cash flows provided from operating activities is primarily due to the premium paid in the first quarter of 2012 on the 5.375% Notes redemption due 2013 being lower ($47 million) than tender premiums paid on the partial repurchase of our 10.75% Notes due 2017, 9.5% Notes due 2016, 7.125% Notes due 2015 and 5.375% Notes due 2013 in the first quarter of 2012 as well as a decrease in working capital requirements. These increases were partially offset by a decrease in profitability in 2013.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first quarter of 2013 amounted to $48 million, a $215 million decrease compared to cash flows used for investing activities of $263 million in the first quarter of 2012. This decrease in cash flows used for investing activities is mostly due to the acquisition of Attends Europe in the first quarter of 2012 for $232 million (€173 million) as well as the proceeds from the sale of Port Edwards assets of $9 million and is partially offset by an increase in additions to property, plant and equipment of $27 million due mainly to increased spending in our Personal Care segment for additional production lines and in our Pulp and Paper segment for upgrades and modifications to our existing assets.

Financing Activities

Cash flows used for financing activities totaled $162 million in the first quarter of 2013, compared to cash flows provided from financing activities of $104 million in the first quarter of 2012. This $266 million increase in cash flows used for financing activities is mainly attributable to the issuance of $300 million of 4.4% Notes due 2022 in the first quarter of 2012 and is offset by the impact of the cash tender offer during the first quarter of 2012. In the tender offer, we repurchased $1 million of 5.375% Notes due 2013, $47 million of 7.125% Notes due 2015, $31 million of 9.5% Notes due 2016 and $107 million of 10.75% Notes due 2017, for a total cash consideration of $186 million, excluding accrued and unpaid interest. This compares to the redemption of the 5.375% Notes due 2013 in the first quarter of 2013 for $71 million. We also repurchased shares of our common stock for a total cost of $47 million in the first quarter of 2013 compared to $4 million in the first quarter of 2012, made dividend payments of $16 million in the first quarter of 2013 compared to $13 million in the first quarter of 2012 and repaid $24 million of capital leases relating to land and buildings, in the first quarter of 2013.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $612 million at March 31, 2013, compared to $656 million at March 31, 2012. The $44 million decrease in net indebtedness is primarily due to the increase in cash and cash equivalents as discussed above and is partially offset by a higher debt level as a result of the issuance of $250 million of 6.25% Notes due 2042, in the third quarter of 2012 and the redemption of the 5.375% Notes due 2013 for $71 million in the first quarter of 2013.

Unsecured Notes Redemption

During the first quarter of 2013, we redeemed our outstanding 5.375% Notes due 2013, for par value of $71 million. We incurred $2 million of premiums paid and additional charges of $1 million, included in Interest expense on the Consolidated Statement of Earnings and Comprehensive Income.

During a cash tender offer in the first quarter of 2012, we repurchased $1 million of the 5.375% Notes due 2013, $47 million of the 7.125% Notes due 2015, $31 million of the 9.5% Notes due 2016 and $107 million of the 10.75% Notes due 2017. We incurred $47 million of tender premiums and additional charges of $3 million as a result of this extinguishment, both of which are included in Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

Senior Notes Offering

On August 20, 2012, we issued $250 million of 6.25% Notes due 2042, for net proceeds of $247 million. The net proceeds from the offering of the Notes were placed in short-term investment vehicles pending being used for general corporate purposes.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At March 31, 2013, we were in compliance with our covenants, and no amounts were borrowed (March 31, 2012 – nil). At March 31, 2013, we had outstanding letters of credit amounting to $12 million under this credit facility (March 31, 2012- $12 million).

All borrowings under the Credit Agreement are unsecured. However, certain of our domestic subsidiaries unconditionally guarantee any obligations from time to time arising under the Credit Agreement, and certain of our subsidiaries that are not organized in the United States unconditionally guarantee any obligations of Domtar Inc., the Canadian subsidiary borrower, or of additional borrowers that are not organized in the United States, under the Credit Agreement, in each case, subject to the provisions of the Credit Agreement.

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

Receivables Securitization

We have a receivables securitization facility that matures in March 2016, with a utilization limit for borrowings or letters of credit of $150 million. This was extended in the first quarter of 2013 from the prior maturity date of November 2013.

At March 31, 2013, we had no borrowings and $38 million of letters of credit under the facility (March 31, 2012 – $46 million). The facility contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility, and certain judgments being entered against us or our subsidiaries that remain outstanding for 60 consecutive days.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of March 31, 2013, there were 602,814 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2013, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2013, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

ACCOUNTING CHANGES IMPLEMENTED

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, an update to Comprehensive Income, which requires an entity to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source, and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. We adopted the new requirement on January 1, 2013 with no impact on our consolidated financial statements except for the change in presentation.

The Company has chosen to present the new information as a separate disclosure in the notes to the consolidated financial statements.

FUTURE ACCOUNTING CHANGES

Foreight Currency Matters

In March 2013, the FASB issued ASU 2013-05, an update to Foreign Currency Matters, which indicates that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been (1) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (2) a loss of a controlling financial interest in an investment in a foreign entity; or (3) a step acquisition for a foreign entity. The update does not change the requirement to release a pro rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity.

The amendments are effective for interim and annual periods beginning after December 15, 2013 and will not have an impact on our consolidated financial statements unless one or more of the derecognition events stated above occur after the effective date.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our results of operations and financial position. On an ongoing basis, management reviews its estimates, including those related to environmental matters and other asset retirement obligations, useful lives, impairment of property, plant and equipment, impairment of intangibles impairment, impairment of goodwill, impairment of indefinite-lived intangible assets, pension plans and other post-retirement benefit plans, income taxes and closure and restructuring costs based on currently available information. Actual results could differ from those estimates.

Critical accounting policies reflect matters that contain a significant level of management estimates about future events, reflect the most complex and subjective judgments, and are subject to a fair degree of measurement uncertainty. There has not been any material change to our policies since December 31, 2012. For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;

•	our ability to implement our business diversification initiatives, including strategic acquisitions;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	conditions in the global capital and credit markets, and the economy generally, particularly in the United States, Canada, Europe and China;

•	performance of the Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;

•	the effect of timing of retirements and changes in the market price of the Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives, if any; and

•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2012.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There has not been any material change in our exposure to market risk since December 31, 2012. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 3 to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2013, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $118 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was $108 million (CDN$110 million).

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $108 million (CDN$110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to us and we acquired Domtar Inc. on March 7, 2007 (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $108 million (CDN$110 million) as well as additional compensatory damages. On March 31, 2011, George Weston Limited filed a motion for summary judgment. On September 3, 2012, the Court directed that this matter proceed to examinations for discovery and trial, rather than proceed by way of summary judgment. The trial is expected to commence in October 2013. The parties are expected to hold a mediation prior to the trial. We do not believe that the consummation of the Transaction triggers an obligation to pay an increase in consideration under the purchase price adjustment and intend to defend ourselves vigorously against any claims with respect thereto. However, we may not be successful in the defense of such claims, and if we are ultimately required to pay an increase in consideration, such payment may have a material adverse effect on our financial position, results of operations or cash flows. No provision is recorded for this matter.

A discussion of other material developments in the Company’s litigation and settlement matters occurring in the period covered by this report, if any, is found in Note 15 to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2012, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended March 31, 2013:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Plans or Programs (1)	(d) Approximate dollar value of share that may yet be purchased under the Plans or Programs (in 000’s)
January 1 through January 31, 2013	—	—	—	304,477
February 1 through February 28, 2013	196,400	75.89	196,400	289,572
March 1 through March 31, 2013	409,400	78.07	409,400	257,612

	605,800	77.36	605,800	257,612

(1)

During the first quarter of 2013, the Company repurchased 605,800 shares at an average price of $77.36 per share, for a total cost of $47 million under its stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011 and December 2011. We currently have $258 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. During April 2013, we repurchased 745,500 shares at an average price of $75.02 per share for a total cost of $56 million.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INC	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 3, 2013

By:	/s/ DANIEL BURON
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ RAZVAN L. THEODORU
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary