Form 10-Q
period 2013-06-30
Domtar CORP
filed 2013-08-02
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At July 31, 2013, 32,053,926 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2013

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS AND COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)
	$	$	$	$
Sales	1,312	1,368	2,657	2,766
Operating expenses
Cost of sales, excluding depreciation and amortization	1,082	1,075	2,164	2,163
Depreciation and amortization	93	96	188	193
Selling, general and administrative	95	89	186	188
Impairment and write-down of property, plant and equipment (NOTE 12)	5	—	15	2
Closure and restructuring costs (NOTE 12)	18	—	18	1
Other operating loss, net (NOTE 7)	49	2	67	4

	1,342	1,262	2,638	2,551

Operating (loss) income	(30)	106	19	215
Interest expense, net	21	18	46	89

(Loss) earnings before income taxes and equity loss	(51)	88	(27)	126
Income tax (benefit) expense	(5)	27	(27)	35
Equity loss, net of taxes	—	2	1	4

Net (loss) earnings	(46)	59	(1)	87

Per common share (in dollars) (NOTE 5)
Net (loss) earnings
Basic	(1.38)	1.62	(0.03)	2.38
Diluted	(1.38)	1.61	(0.03)	2.36
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	33.4	36.4	34.1	36.6
Diluted	33.4	36.6	34.1	36.8
Net (loss) earnings	(46)	59	(1)	87
Other comprehensive (loss) income (NOTE 14):
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(5) and $(5), respectively (2012 - $1 and nil, respectively)	(9)	—	(8)	—
Less: Reclassification adjustment for losses included in net (loss) earnings, net of tax of nil and $(1), respectively (2012 - $2 and $3, respectively)	—	2	1	5
Foreign currency translation adjustments	(33)	(34)	(60)	(15)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(6) and $(8), respectively (2012 - nil)	16	—	21	—

Other comprehensive loss:	(26)	(32)	(46)	(10)

Comprehensive (loss) income	(72)	27	(47)	77

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30, 2013	December 31, 2012
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	432	661
Receivables, less allowances of $5 and $4	586	562
Inventories (NOTE 9)	678	675
Prepaid expenses	34	24
Income and other taxes receivable	56	48
Deferred income taxes	49	45

Total current assets	1,835	2,015
Property, plant and equipment, at cost	8,710	8,793
Accumulated depreciation	(5,454)	(5,392)

Net property, plant and equipment	3,256	3,401
Goodwill (NOTE 10)	262	263
Intangible assets, net of amortization (NOTE 11)	310	309
Other assets	138	135

Total assets	5,801	6,123

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	2	18
Trade and other payables	683	646
Income and other taxes payable	19	15
Long-term debt due within one year	7	79

Total current liabilities	711	758
Long-term debt	1,102	1,128
Deferred income taxes and other	904	903
Other liabilities and deferred credits	432	457
Commitments and contingencies (NOTE 16)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,542,796 and 42,523,896 shares	—	—
Treasury stock (NOTE 15) $0.01 par value; 10,219,695 and 8,285,292 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 588,914 and 607,814 shares	46	48
Additional paid-in capital	2,033	2,175
Retained earnings	747	782
Accumulated other comprehensive loss	(174)	(128)

Total shareholders’ equity	2,652	2,877

Total liabilities and shareholders’ equity	5,801	6,123

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2012	34.8	48	2,175	782	(128)	2,877
Conversion of exchangeable shares	—	(2)	2	—	—	—
Stock-based compensation, net of tax	—	—	3	—	—	3
Net loss	—	—	—	(1)	—	(1)
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(5)	—	—	—	—	(8)	(8)
Less: Reclassification adjustments for losses included in net loss, net of tax of $(1)	—	—	—	—	1	1
Foreign currency translation adjustments	—	—	—	—	(60)	(60)
Change in unrecognized losses and prior service cost related to pension and post retirement benefit plans, net of tax of $(8)	—	—	—	—	21	21
Stock repurchase	(1.9)	—	(147)	—	—	(147)
Cash dividends	—	—	—	(34)	—	(34)

Balance at June 30, 2013	32.9	46	2,033	747	(174)	2,652

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2013	June 30, 2012
	(Unaudited)
	$	$
Operating activities
Net (loss) earnings	(1)	87
Adjustments to reconcile net (loss) earnings to cash flows from operating activities
Depreciation and amortization	188	193
Deferred income taxes and tax uncertainties	—	8
Impairment and write-down of property, plant and equipment	15	2
Net gains on disposals of property, plant and equipment	(10)	—
Stock-based compensation expense	3	2
Equity loss, net	1	4
Other	(2)	(4)
Changes in assets and liabilities, excluding the effects of acquisition of businesses
Receivables	(30)	26
Inventories	(10)	3
Prepaid expenses	(7)	(12)
Trade and other payables	19	(120)
Income and other taxes	(9)	—
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	26	5
Other assets and other liabilities	—	11

Cash flows provided from operating activities	183	205

Investing activities
Additions to property, plant and equipment	(118)	(105)
Proceeds from disposals of property, plant and equipment	10	—
Acquisition of businesses, net of cash acquired	(11)	(293)
Investment in joint venture	(1)	(4)

Cash flows used for investing activities	(120)	(402)

Financing activities
Dividend payments	(31)	(26)
Net change in bank indebtedness	(17)	15
Issuance of long-term debt	—	299
Repayment of long-term debt	(97)	(188)
Stock repurchase	(147)	(73)
Other	1	2

Cash flows (used for) provided from financing activities	(291)	29

Net decrease in cash and cash equivalents	(228)	(168)
Impact of foreign exchange on cash	(1)	—
Cash and cash equivalents at beginning of period	661	444

Cash and cash equivalents at end of period	432	276

Supplemental cash flow information
Net cash payments for:
Interest (including $2 million and $47 million of tender offer premiums in 2013 and 2012, respectively)	27	82
Income taxes (refund) paid	(9)	49

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

INCOME TAXES

In July 2013, the FASB issued ASU-2013-11, an update to Income Taxes, which indicates that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The amendments are effective for interim and annual periods beginning after December 15, 2013. The Company is currently evaluating these changes to determine whether they have an impact on the presentation of the consolidated balance sheets, and the Company does not expect these changes to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

ACQUISITION OF BUSINESS

Xerox

On June 1, 2013, Domtar Corporation completed the acquisition of Xerox’s paper and print media product’s assets in the United States and Canada. The transaction includes a broad range of coated and uncoated papers and specialty print media including business forms, carbonless as well as wide-format paper formerly distributed by Xerox. The results of this business are presented in the Pulp and Paper reportable segment. The purchase price was $7 million in cash plus inventory on a dollar for dollar basis. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification (“ASC”).

The total purchase price was allocated to tangible and intangible assets acquired based on the Company’s preliminary estimates of their fair value, which was based on information currently available. The items to be finalized are inventory, deferred tax liabilities and residual goodwill. The Company will complete the valuation of all assets and liabilities within the next three months.

The table below illustrates the preliminary purchase price allocation:

Inventory		4
Intangible assets (Note 11)
Customer relationships (1)	1
License rights (2)	6
		7

Total assets		11

Fair value of assets acquired at the date of acquisition		11

(1)	The useful life of the Customer relationships acquired is expected to be 20 years.
(2)	Indefinite useful life.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at June 30, 2013, one of Domtar’s Pulp and Paper segment customers located in the United States represented 11% ($66 million) (2012 – 11% ($64 million)) of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, the Company may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge a portion of forecasted purchases over the next 42 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded in Other comprehensive income (loss), and is recognized in Cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2013 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2013	2014	2015	2016
Natural gas	18,210,000	MMBTU	(1)	$76	33%	59%	22%	17%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of June 30, 2013. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income for the three and six months ended June 30, 2013 resulting from hedge ineffectiveness (three and six months ended June 30, 2012 – nil).

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

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange currency option contracts used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary, and forecasted sales in British Pound Sterling and forecasted purchases in U.S. dollars by the Swedish subsidiary, are designated as cash flow hedges. Current contracts are used to hedge forecasted sales or purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded in Other comprehensive (loss) income and is recognized in Cost of sales or in Sales in the period in which the hedged transaction occurs.

Net investment hedge:

The Company uses foreign exchange currency option contracts maturing in February 2014 to hedge a portion of the net assets of Attends Healthcare Limited (“Attends Europe”) to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. The Company is exposed to movements in foreign currency exchange rates of the Euro versus the U.S. dollar as Attends Europe has a Euro functional currency whereas the Company has a U.S. dollar functional and reporting currency. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Other comprehensive (loss) income as part of the Foreign currency translation adjustments.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of June 30, 2013 to hedge forecasted purchases and sales:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2013	2014
Currency options purchased	CDN	$425	50%	25%
	USD	$28	79%	52%
	GBP	£16	80%	37%

Currency options sold	CDN	$425	50%	25%
	USD	$28	79%	52%
	GBP	£16	80%	37%

The currency options are fully effective as at June 30, 2013. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three and six months ended June 30, 2013 resulting from hedge ineffectiveness (2012 – nil).

The notional amount of the outstanding foreign exchange currency option contracts designated as a net investment hedge as of June 30, 2013 was $124 million (€105 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at June 30, 2013 and December 31, 2012, in accordance with the accounting standards dealing with fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	8	—	8	—	(a) Prepaid expenses
Natural gas swap contracts	—	—	—	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Intangible assets and deferred charges

Total Assets	9	—	9	—

Liabilities derivatives
Currency options	16	—	16	—	(a) Trade and other payables
Natural gas swap contracts	3	—	3	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	20	—	20	—

Other Instruments:
Asset backed notes (“ABN”)	6	—	5	1	(b) Other assets
Long-term debt	1,198	1,198	—	—	(c) Long-term debt

The cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts of $3 million at June 30, 2013, will be recognized in Cost of sales upon maturity of the derivatives over the next four years at the then prevailing values, which may be different from those at June 30, 2013.

The cumulative loss recorded in Accumulated other comprehensive loss relating to currency options hedging forcasted purchases of $12 million at June 30, 2013, will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2013.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	6	—	6	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Intangible assets and deferred charges

Total Assets	7	—	7	—

Liabilities derivatives
Currency options	5	—	5	—	(a) Trade and other payables
Natural gas swap contracts	4	—	4	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	10	—	10	—

Other Instruments:
Asset backed notes	6	—	5	1	(b) Other assets
Long-term debt	1,360	1,360	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	ABN is reported at fair value utilizing Level 2 or Level 3 inputs. Fair value of ABN reported under Level 2 is based on current market quotes. Fair value of ABN reported under Level 3 is based on the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount applied for illiquidity.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The carrying value of the Company’s long-term debt is $1,109 million and $1,207 million at June 30, 2013 and December 31, 2012, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table reconciles the beginning and ending balances of ABN measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods:

ASSET BACKED NOTES

Balance at January 1, 2013	1
Net unrealized gains included in earnings (a)	—
Transfer out of Level 3 (b)	—

Balance at June 30, 2013	1

(a)	Earnings effect is primarily included in Other operating loss, net in the Consolidated Statement of (Loss) Earnings and Comprehensive (Loss) Income.
(b)	Transfers out of Level 3 are considered to occur at the end of the period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

(LOSS) EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted (loss) earnings per share:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net (loss) earnings	$(46)	$59	$(1)	$87
Weighted average number of common and exchangeable shares outstanding (millions)	33.4	36.4	34.1	36.6
Effect of dilutive securities (millions)	—	0.2	—	0.2

Weighted average number of diluted common and exchangeable shares outstanding (millions)	33.4	36.6	34.1	36.8

Basic net (loss) earnings per share (in dollars)	$(1.38)	$1.62	$(0.03)	$2.38

Diluted net (loss) earnings per share (in dollars)	$(1.38)	$1.61	$(0.03)	$2.36

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted (loss) earnings per share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Restricted stock units	70,816	15,702	70,816	—
Performance share units	21,189	11,280	21,189	11,280
Options	50,276	—	72,580	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2013, the related pension expense was $8 million and $16 million, respectively (2012 - $6 million and $15 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2013		June 30, 2013
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	11	—	22	1
Interest expense	18	1	37	2
Expected return on plan assets	(24)	—	(48)	—
Amortization of net actuarial loss	7	1	14	1
Settlement loss (a)	13	—	13	—
Amortization of prior year service costs	1	—	1	—

Net periodic benefit cost	26	2	39	4

(a)	The settlement loss of $13 million in the pension plans for the three and six months ended June 30, 2013 is related to the previously closed Big River and Dryden mills for $6 million and $7 million, respectively (see Note 12 “Closure and restructuring and liability and impairment of property, plant and equipment”).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

The Company contributed $7 million and $14 million for the three and six months ended June 30, 2013, respectively (2012—$11 million and $19 million, respectively) to the pension plans. The Company also contributed $2 million and $3 million for the three and six months ended June 30, 2013, respectively (2012 -$2 million and $4 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

OTHER OPERATING LOSS, NET

Other operating loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss, net includes the following:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	$	$	$	$
Reversal of alternative fuel tax credits (Note 8)	—	—	26	—
Gain on sale of property, plant and equipment (1)	—	—	(10)	—
Environmental provision	1	—	2	—
Foreign exchange (gain) loss	(1)	—	(2)	2
Weston litigation (2) (Note 16)	49	—	49	—
Other	—	2	2	2

Other operating loss, net	49	2	67	4

(1)

On March 22, 2013, the Company sold the building, remaining equipment and related land of the closed pulp and paper mill in Port Edwards, Wisconsin and recorded a gain on the sale of approximately $10 million. The transaction included specific machinery, equipment, furniture, parts, supplies, tools, real estate, land improvements, and other fixed or tangible assets. The assets were sold “as is” for proceeds of approximately $9 million and the environmental provision of $3 million related to these assets was contractually passed on to the buyer and released from the Company’s liabilities. The net book value of the assets sold was approximately $2 million.

(2)

On June 24, 2013, the parties agreed to settle the Weston litigation for a payment by Domtar to Weston of $49 million (CDN $50 million). (see Note 16 “Commitments and Contingencies” for further information).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

INCOME TAXES

For the second quarter of 2013, the Company’s tax benefit amounted to $5 million, consisting of a current tax benefit of $4 million and a deferred tax benefit of $1 million. This compares to an income tax expense of $27 million in the second quarter of 2012, consisting of a current tax expense of $22 million and a deferred tax expense of $5 million. The Company received income tax refunds, net of payments, of $10 million during the second quarter of 2013 and the effective tax rate was 10% compared with an effective tax rate of 31% in the second quarter of 2012. The effective tax rate for the second quarter of 2013 was impacted by the litigation settlement payment made during the quarter of $49 million (CDN $50 million). Approximately $38 million (CDN $39 million) of this payment is non-deductible for income tax purposes.

For the first half of 2013, the Company’s income tax benefit amounted to $27 million, consisting of a current tax benefit of $27 million and a deferred tax benefit of nil. This compares to an income tax expense of $35 million in the first half of 2012, consisting of a current tax expense of $27 million and a deferred tax expense of $8 million. The Company received income tax refunds, net of payments, of $9 million during the first half of 2013 and the effective tax rate was 100% compared with an effective tax rate of 28% in the first half of 2012. The effective tax rate for the first half of 2013 was impacted by the conversion of $26 million of Alternative Fuel Tax Credits from the 2009 tax year into $55 million of Cellulosic Biofuel Producer Credits ($33 million benefit after-tax) as well as a reduction of unrecognized tax benefits of $8 million related to this item. These tax benefits were partially offset by the $49 million (CDN $50 million) litigation settlement payment due to $38 million (CDN $39 million) being non-deductible for income tax purposes.

The Company’s gross unrecognized tax benefits were reduced in the first half of 2013 by the reduction of $8 million for unrecognized tax benefits previously associated with Alternative Tax Fuel Credits from 2009 that were converted into Cellulosic Biofuel Producer Credits in the first quarter of 2013, partially offset by $3 million of accrued interest.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

INVENTORIES

The following table presents the components of inventories:

	June 30, 2013	December 31, 2012
	$	$
Work in process and finished goods	397	381
Raw materials	98	112
Operating and maintenance supplies	183	182

	678	675

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

June 30, 2013
$
Balance at December 31, 2012	263
Effect of foreign currency exchange rate change	(1)

Balance at end of period	262

The goodwill at June 30, 2013 is entirely related to the Personal Care segment.

At June 30, 2013, the accumulated impairment loss amounts to $321 million (2012 – $321 million). The impairment of goodwill was done in 2008, and was related to the Pulp and Paper segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

INTANGIBLE ASSETS, NET

The following table presents the components of intangible assets, net:

	Estimated useful lives (in years)	June 30, 2013		Net	December 31, 2012
		Gross carrying amount	Accumulated amortization		Gross carrying amount	Accumulated amortization	Net
		$	$		$	$
Intangible assets subject to amortization
Water rights	40	8	(1)	7	8	(1)	7
Customer relationships	20 - 40	184	(10)	174	186	(9)	177
Trade names	7	7	(5)	2	7	(5)	2
Supplier agreement	5	—	—	—	6	(6)	—
Technology	7 - 20	8	(1)	7	8	—	8
Non-Compete	9	1	—	1	1	—	1

		208	(17)	191	216	(21)	195
Intangible assets not subject to amortization
Trade names		113	—	113	114	—	114
License rights		6	—	6	—	—	—

Total		327	(17)	310	330	(21)	309

Amortization expense related to intangible assets for the three and six months ended June 30, 2013 was $2 million and $4 million, respectively (2012 – $2 million and $4 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2013	2014	2015	2016	2017
	$	$	$	$	$
Amortization expense related to intangible assets	8	7	6	6	6

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY AND IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand.

In relation to the withdrawal from one of the Company’s multiemployer pension plans in 2011, the Company recorded an additional charge to earnings of $1 million due to a change in the estimated withdrawal liability during the first quarter of 2013. During the second quarter of 2013, the Company decided to withdraw from another of its multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $3 million. At June 30, 2013, the total provision for the withdrawal liability is $51 million. While this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans at June 30, 2013, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the third quarter of 2013. Further, the Company remains liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

During the second quarter of 2013, the Company also incurred pension settlement losses in the amount of $13 million related to the previously closed Big River sawmill and Dryden paper mill for $6 million and $7 million, respectively.

Ariva U.S.

On July 22, 2013, the Company announced that it has entered into an agreement to sell its Ariva business in the United States (“Ariva U.S.”). The transaction closed at the end of July 2013. Ariva U.S. has approximately 400 employees in the United States. As a result of this agreement, during the second quarter of 2013, the Company recorded a $5 million impairment of property, plant and equipment at its Ariva U.S. location, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of (Loss) Earnings and Comprehensive (Loss) Income. (See Note 19 “Subsequent Events” for further information).

Kamloops, British Columbia pulp facility

On December 13, 2012, the Company announced the permanent shut down of one pulp machine at its Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of Domtar’s annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees.

As a result, the Company recognized, under Impairment and write-down of property. plant and equipment, $10 million of accelerated depreciation in the first quarter of 2013. The pulp machine has ceased production in March 2013. Further, during the first quarter of 2013 the Company reversed $1 million of severance and termination costs. During the second quarter of 2013, the Company reversed an additional $1 million of severance and termination costs, reversed $1 million of inventory obsolescence, and incurred $1 million of other costs.

Mira Loma, California converting plant

During the first quarter of 2012, the Company recorded a $2 million write-down of property, plant and equipment at its Mira Loma location in California, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of (Loss) Earnings and Comprehensive (Loss) Income.

Other Costs

For the three and six months ended June 30, 2013, the Company also incurred other costs related to previous and ongoing closures which include $2 million and $2 million, respectively, of severance and termination costs (2012 – nil and $1 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

The following tables provide the components of closure and restructuring costs by segment:

	Three months ended				Three months ended
	June 30, 2013				June 30, 2012
	Pulp and Paper	Personal Care	Corporate	Total	Pulp and Paper
	$	$	$	$	$
Severance and termination costs	(1)	2	—	1	—
Inventory obsolescence	(1)	—	—	(1)	—
Pension settlement and withdrawal liability	11	—	6	17	—
Other	1	—	—	1	—

Closure and restructuring costs	10	2	6	18	—

	Six months ended				Six months ended
	June 30, 2013				June 30, 2012
	Pulp and Paper	Personal Care	Corporate	Total	Pulp and Paper
	$	$	$	$	$
Severance and termination costs	(2)	2	—	—	1
Inventory obsolescence	(1)	—	—	(1)	—
Pension settlement and withdrawal liability	12	—	6	18	—
Other	1	—	—	1	—

Closure and restructuring costs	10	2	6	18	1

The following table provides the activity in the closure and restructuring liability:

June 30, 2013
$
Balance at December 31, 2012	10
Payments	(3)
Pension provision (reflected in Accrued benefit obligation)	(3)

Balance at end of period	4

The above provision is comprised of severance and termination costs of $3 million in the Pulp and Paper segment and $1 million in the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

LONG-TERM DEBT

During the first quarter of 2013, the Company redeemed its outstanding 5.375% Notes due 2013, for par value of $71 million. The Company incurred $2 million of premiums paid and additional charges of $1 million, included in Interest expense, net on the Consolidated Statement of (Loss) Earnings and Comprehensive (Loss) Income. The Company also repaid $23 million of capital lease obligations to purchase the land and buildings, related to the Greenville, North Carolina site, in the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1):

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
Balance at December 31, 2012	5	(326)	(15)	208	(128)
Natural gas swap contracts	(1)	N/A	N/A	N/A	(1)
Currency options	(7)	N/A	N/A	N/A	(7)
Net investment hedge	—	N/A	N/A	N/A	—
Foreign currency items	N/A	N/A	N/A	(60)	(60)

Other comprehensive (loss) income before reclassifications	(8)	—	—	(60)	(68)

Amounts reclassified from Accumulated other comprehensive loss	1	21	—	—	22

Net current period other comprehensive (loss) income	(7)	21	—	(60)	(46)

Balance at June 30, 2013	(2)	(305)	(15)	148	(174)

(1)	All amounts are after tax.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details of Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss		Affected line item in the Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income
	For the three months ended
	June 30, 2013	June 30, 2012
Net derivative losses on cash flow hedges
Natural gas swap contracts	—	3	Cost of Sales
Currency options	—	1	Cost of Sales

Total before tax	—	4
Tax benefit	—	(2)	Income tax benefit

Net of tax	—	2

Amortization of defined benefit pension plans
Net actuarial loss	21	5	(a)
Prior service cost	1	1	(a)

Total before tax	22	6
Tax benefit	(6)	—

Net of tax	16	6

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

Details of Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss		Affected line item in the Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income
	For the six months ended
	June 30, 2013	June 30, 2012
Net derivative losses on cash flow hedges
Natural gas swap contracts	2	6	Cost of Sales
Currency options	—	2	Cost of Sales

Total before tax	2	8
Tax benefit	(1)	(3)	Income tax benefit

Net of tax	1	5

Amortization of defined benefit pension plans
Net actuarial loss	28	9	(a)
Prior service cost	1	2	(a)

Total before tax	29	11
Tax benefit	(8)	—

Net of tax	21	11

(a)	These Accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. Refer to Note 6 for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

SHAREHOLDERS’ EQUITY

On February 20, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.45 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. Total dividends of approximately $15 million were paid on April 15, 2013 to shareholders of record on March 15, 2013.

On April 30, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.55 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. Total dividends of approximately $19 million were paid on July 15, 2013 to shareholders of record on June 14, 2013.

On July 30, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.55 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on October 15, 2013, to shareholders of record on September 13, 2013.

STOCK REPURCHASE PROGRAM

The Company’s Board of Directors authorized a stock repurchase program (“the Program”) of up to $1 billion of Domtar Corporation’s common stock. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and to improve shareholders’ returns.

From 2010 through the first half of 2013, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During the first half of 2013, the Company repurchased 1,976,476 shares (2012 – 929,073 shares) at an average price of $74.25 (2012 – $80.84) for a total cost of $147 million (2012 – $75 million). Of the $147 million shares repurchased, nil was payable at June 30, 2013 (2012 – $2 million).

Since the inception of the Program, the Company repurchased 10,637,179 shares at an average price of $78.97 for a total cost of $840 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. Beyond the filing of preliminary pleadings, no steps have been taken by the parties in this action. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar Inc. (“responsible persons”) in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The relevant government authorities selected a remediation approach on July 15, 2011, and on January 8, 2013, the same authorities decided that each responsible persons’ implementation plan is satisfactory and that the responsible persons decide which plan is to be used. On February 6, 2013, the responsible persons appealed the January 8, 2013 decision and Seaspan applied for a stay of execution. On February 18, 2013, the Board granted an interim stay of the January 8, 2013 decision. The Board agreed to sever the Seaspan appeal and to hear it on an expedited basis. In a decision issued on May 9, 2013, the Board dismissed Seaspan’s severed appeal relating to the January 8, 2013 decision and the temporary stay was lifted. The remaining appeals are scheduled to be heard before the Board in the fall of 2013. The Company has recorded an environmental reserve to address its estimated exposure and the reasonably possible loss in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

June 30, 2013
$
Balance at beginning of period	83
Additions	3
Sale of closed facility	(3)
Environmental spending	(3)
Effect of foreign currency exchange rate change	(3)

Balance at end of period	77

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

In the United States, Congress has considered legislation to reduce emissions of GHGs, although the legislation has not passed, it appears that the federal government will continue to consider methods to reduce GHG emissions from public utilities and certain other emitters. Several states already are regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs. Furthermore, the U.S. Environmental Protection Agency (“EPA”) has adopted and implemented GHG permitting requirements for certain new sources and modifications of existing industrial facilities and has recently proposed GHG performance standards for newly constructed electric utilities under the agency’s existing Clean Air Act authority. President Obama has also directed the EPA to re-propose the standards for future electric utilities by September 20, 2013, and to propose standards for existing electric utilities by June 1, 2014, both of which the President seeks to finalize by June 1, 2015. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG reduction programs or to pay taxes or other fees with respect to its GHG emissions. This, in turn, will increase the Company’s operating costs. However, the Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”)

On December 2, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. The EPA announced the final rule on December 20, 2012 and it was subsequently published in the Federal Register on January 31, 2013 for major sources. The Company is developing plans to bring facilities affected by the Boiler MACT rule into compliance by the January 2016 regulatory deadline for major sources. The Company expects that the capital cost required to comply with the Boiler MACT rules is between $20 million and $30 million. The Company is currently assessing the associated increase in operating costs as well as alternate compliance strategies.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2013 cannot be predicted with certainty, it is management’s opinion that, except as noted below, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $114 million (CDN $120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was approximately $104 million (CDN $110 million).

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $104 million (CDN $110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $104 million (CDN $110 million) as well as additional compensatory damages. On June 24, 2013, the parties agreed to settle this litigation with a payment by the Company to George Weston Limited of $49 million (CDN $50 million). The settlement is reflected in Other operating loss, net on the Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2013, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s reportable segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2013	2012	2013	2012
	$	$	$	$
Sales
Pulp and Paper	1,097	1,132	2,220	2,323
Distribution	153	172	315	361
Personal Care	108	107	219	177

Total for reportable segments	1,358	1,411	2,754	2,861
Intersegment sales - Pulp and Paper	(46)	(43)	(97)	(95)

Consolidated sales	1,312	1,368	2,657	2,766

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	87	88	175	181
Distribution	—	2	1	3
Personal Care	6	6	12	9

Total for reportable segments	93	96	188	193
Impairment and write-down of property, plant and equipment - Pulp and paper	—	—	10	2
Impairment and write-down of property, plant and equipment - Distribution	5	—	5	—

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	98	96	203	195

Operating income (loss)
Pulp and Paper	24	96	63	203
Distribution	(8)	(2)	(9)	(3)
Personal Care	10	12	23	20
Corporate	(56)	—	(58)	(5)

Consolidated operating (loss) income	(30)	106	19	215
Interest expense, net	21	18	46	89

(Loss) earnings before income taxes and equity loss	(51)	88	(27)	126
Income tax (benefit) expense	(5)	27	(27)	35
Equity loss, net of taxes	—	2	1	4

Net (loss) earnings	(46)	59	(1)	87

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18.

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2013 and December 31, 2012 and the Statements of (Loss) Earnings and Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and June 30, 2012, and the Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended June 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF LOSS AND COMPREHENSIVE LOSS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,081	492	(261)	1,312
Operating expenses
Cost of sales, excluding depreciation and amortization	—	909	434	(261)	1,082
Depreciation and amortization	—	67	26	—	93
Selling, general and administrative	7	62	26	—	95
Impairment and write-down of property, plant and equipment	—	5	—	—	5
Closure and restructuring costs	—	5	13	—	18
Other operating loss, net	—	2	47	—	49

	7	1,050	546	(261)	1,342

Operating (loss) income	(7)	31	(54)	—	(30)
Interest expense (income), net	22	5	(6)	—	21

(Loss) earnings before income taxes and equity loss	(29)	26	(48)	—	(51)
Income tax (benefit) expense	(7)	8	(6)	—	(5)
Equity loss, net of taxes	—	—	—	—	—
Share in earnings of equity accounted investees	(24)	(42)	—	66	—

Net loss	(46)	(24)	(42)	66	(46)
Other comprehensive loss	(3)	(4)	(19)	—	(26)

Comprehensive loss	(49)	(28)	(61)	66	(72)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) EARNINGS AND COMPREHENSIVE (LOSS) INCOME	For the six months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,188	984	(515)	2,657
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,851	828	(515)	2,164
Depreciation and amortization	—	135	53	—	188
Selling, general and administrative	13	135	38	—	186
Impairment and write-down of property, plant and equipment	—	5	10	—	15
Closure and restructuring costs	—	6	12	—	18
Other operating loss, net	—	20	47	—	67

	13	2,152	988	(515)	2,638

Operating (loss) income	(13)	36	(4)	—	19
Interest expense (income), net	49	9	(12)	—	46

(Loss) earnings before income taxes and equity loss	(62)	27	8	—	(27)
Income tax (benefit) expense	(16)	(25)	14	—	(27)
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	45	(7)	—	(38)	—

Net (loss) earnings	(1)	45	(7)	(38)	(1)
Other comprehensive income (loss)	1	(4)	(43)	—	(46)

Comprehensive income (loss)	—	41	(50)	(38)	(47)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)	For the three months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,128	481	(241)	1,368
Operating expenses
Cost of sales, excluding depreciation and amortization	—	906	410	(241)	1,075
Depreciation and amortization	—	70	26	—	96
Selling, general and administrative	6	69	14	—	89
Impairment and write-down of property, plant and equipment	—	—	—	—	—
Closure and restructuring costs	—	—	—	—	—
Other operating loss, net	—	2	—	—	2

	6	1,047	450	(241)	1,262

Operating (loss) income	(6)	81	31	—	106
Interest expense (income), net	20	4	(6)	—	18

(Loss) earnings before income taxes and equity loss	(26)	77	37	—	88
Income tax (benefit) expense	(7)	22	12	—	27
Equity loss, net of taxes	—	—	2	—	2
Share in earnings of equity accounted investees	78	23	—	(101)	—

Net earnings	59	78	23	(101)	59
Other comprehensive income (loss)	3	—	(35)	—	(32)

Comprehensive income (loss)	62	78	(12)	(101)	27

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	For the six months ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,306	956	(496)	2,766
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,860	799	(496)	2,163
Depreciation and amortization	—	153	40	—	193
Selling, general and administrative	18	152	18	—	188
Impairment and write-down of property, plant and equipment	—	2	—	—	2
Closure and restructuring costs	—	—	1	—	1
Other operating loss, net	—	2	2	—	4

	18	2,169	860	(496)	2,551

Operating (loss) income	(18)	137	96	—	215
Interest expense (income), net	92	9	(12)	—	89

(Loss) earnings before income taxes and equity loss	(110)	128	108	—	126
Income tax (benefit) expense	(37)	39	33	—	35
Equity loss, net of taxes	—	—	4	—	4
Share in earnings of equity accounted investees	160	71	—	(231)	—

Net earnings	87	160	71	(231)	87
Other comprehensive income (loss)	2	—	(12)	—	(10)

Comprehensive income	89	160	59	(231)	77

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	June 30, 2013
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	231	—	201	—	432
Receivables	—	402	184	—	586
Inventories	—	468	210	—	678
Prepaid expenses	13	7	14	—	34
Income and other taxes receivable	46	6	6	(2)	56
Intercompany accounts	431	3,729	58	(4,218)	—
Deferred income taxes	—	34	15	—	49

Total current assets	721	4,646	688	(4,220)	1,835
Property, plant and equipment, at cost	—	5,798	2,912	—	8,710
Accumulated depreciation	—	(3,613)	(1,841)	—	(5,454)

Net property, plant and equipment	—	2,185	1,071	—	3,256
Goodwill	—	194	68	—	262
Intangible assets, net of amortization	—	185	125	—	310
Investments in affiliates	7,205	1,962	—	(9,167)	—
Intercompany advances	6	85	549	(640)	—
Other assets	32	—	126	(20)	138

Total assets	7,964	9,257	2,627	(14,047)	5,801

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	2	—	—	2
Trade and other payables	46	424	213	—	683
Intercompany accounts	3,715	441	62	(4,218)	—
Income and other taxes payable	17	—	4	(2)	19
Long-term debt due within one year	—	3	4	—	7

Total current liabilities	3,778	870	283	(4,220)	711
Long-term debt	1,084	6	12	—	1,102
Intercompany long-term loans	485	149	6	(640)	—
Deferred income taxes and other	—	860	60	(16)	904
Other liabilities and deferred credits	11	167	258	(4)	432
Shareholders’ equity	2,606	7,205	2,008	(9,167)	2,652

Total liabilities and shareholders’ equity	7,964	9,257	2,627	(14,047)	5,801

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net (loss) earnings	(1)	45	(7)	(38)	(1)
Changes in operating and intercompany assets and liabilities and non-cash items, included in net (loss) earnings	179	(27)	(6)	38	184

Cash flows provided from (used for) operating activities	178	18	(13)	—	183

Investing activities
Additions to property, plant and equipment	—	(75)	(43)	—	(118)
Proceeds from disposals of property, plant and equipment	—	10	—	—	10
Acquisitions of businesses, net of cash acquired	—	(7)	(4)	—	(11)
Investment in joint venture	—	—	(1)	—	(1)

Cash flows used for investing activities	—	(72)	(48)	—	(120)

Financing activities
Dividend payments	(31)	—	—	—	(31)
Net change in bank indebtedness	—	(17)	—	—	(17)
Repayment of long-term debt	(71)	(25)	(1)	—	(97)
Stock repurchase	(147)	—	—	—	(147)
Increase in long-term advances to related parties	24	26	—	(50)	—
Decrease in long-term advances to related parties	—	—	(50)	50	—
Other	3	(2)	—	—	1

Cash flows used for financing activities	(222)	(18)	(51)	—	(291)

Net decrease in cash and cash equivalents	(44)	(72)	(112)	—	(228)
Translation adjustments related to cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	275	72	314	—	661

Cash and cash equivalents at end of period	231	—	201	—	432

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended June 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	87	160	71	(231)	87
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(133)	(35)	55	231	118

Cash flows (used for) provided from operating activities	(46)	125	126	—	205

Investing activities
Additions to property, plant and equipment	—	(80)	(25)	—	(105)
Acquisitions of businesses, net of cash acquired	—	(61)	(232)	—	(293)
Investment in joint venture	—	—	(4)	—	(4)

Cash flows used for investing activities	—	(141)	(261)	—	(402)

Financing activities
Dividend payments	(26)	—	—	—	(26)
Net change in bank indebtedness	9	5	1	—	15
Issuance of long-term debt	299	—	—	—	299
Repayment of long-term debt	(186)	(2)	—	—	(188)
Stock repurchase	(73)	—	—	—	(73)
Increase in long-term advances to related parties	(41)	—	(29)	70	—
Decrease in long-term advances to related parties	—	70	—	(70)	—
Other	2	—	—	—	2

Cash flows (used for) provided from financing activities	(16)	73	(28)	—	29

Net (decrease) increase in cash and cash equivalents	(62)	57	(163)	—	(168)
Cash and cash equivalents at beginning of period	91	2	351	—	444

Cash and cash equivalents at end of period	29	59	188	—	276

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 19.

SUBSEQUENT EVENTS

Acquisition of Associated Hygienic Products

On July 1, 2013, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Associated Hygienic Products LLC (“AHP”). AHP manufactures and markets infant diapers in the United States. AHP has 599 employees and operates two manufacturing facilities, a 376,500 square foot manufacturing facility in Delaware, Ohio and a 312,500 square foot manufacturing facility in Waco, Texas. AHP also has administrative offices and operates a distribution center in Duluth, Georgia. The results of AHP’s operations will be included in the Personal Care reportable segment as of July 1, 2013. The purchase price was $277 million in cash, including working capital, net of cash acquired of $2 million. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification (“ASC”).

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair value, which was based on information currently available. The items to be finalized are intangible assets, including their expected useful lives, both current and non-current deferred tax liabilities and residual goodwill. The Company will complete the valuation of all assets and liabilities within the next twelve months.

The table below illustrates the preliminary purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Receivables		27
Inventory		30
Property, plant and equipment		99
Intangible assets
Customer relationships	67
Licence rights	29
		96
Goodwill		102

Total assets		354

Less: Liabilities
Trade and other payables		38
Intangible lease liability		13
Deferred income tax liabilities		26

Total liabilities		77

Fair value of net assets acquired at the date of acquisition		277

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 19. SUBSEQUENT EVENTS (CONTINUED)

Ariva U.S.

On July 22, 2013, the Company announced that it has entered into an agreement to sell its Ariva U.S. The transaction closed at the end of July 2013. Ariva U.S. has approximately 400 employees in the United States. Headquartered in Covington, Kentucky, Ariva operated from 15 locations in the United States across eight states in the Northeast and Midwest regions. Domtar will take the proper measures to assist the employees affected by the transaction in accordance with its policies.

The Company is expected to record a loss on sale of business between $15 million and $20 million in the third quarter of 2013. The Company recorded a $5 million impairment of property, plant and equipment in the second quarter of 2013. At June 30, 2013, the working capital items included in the transaction are valued at $51 million, which represents the fair market value.

The following table presents the fair value of the working capital items included in the transaction:

Fair value of net assets sold
Receivables	47
Inventory	21

Total assets	68

Less: Liabilities
Trade and other payables	17

Total liabilities	17

Fair value of net assets sold	51

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month and six month periods ended June 30, 2013 and 2012. The three-month and six-month periods are also referred to as the first and second quarters of 2013 and 2012, and the first half of 2013 and 2012, respectively.

EXECUTIVE SUMMARY

In the second quarter of 2013, we agreed to settle an ongoing litigation with George Weston Limited for $49 million (CDN $50 million). The charge is reflected in Other operating loss, net on the Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income. For more details, refer to “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).

We reported operating loss of $30 million, a decrease of $79 million compared to operating income of $49 million in the first quarter of 2013. In addition to the litigation settlement explained above, operating results deteriorated mainly from a decrease in operating income in our Pulp and Paper and Personal Care segments and an increase in operating loss in our Distribution segment.

In our Pulp and Paper segment, we experienced increased maintenance costs ($24 million), the negative impact of lower pulp production volume ($12 million), increased freight costs ($5 million), lower paper shipments ($6 million, reflecting a decrease in demand for our paper by approximately 3%, when compared to the first quarter of 2013), lower pulp shipments ($3 million, reflecting a decrease in demand for our pulp of approximately 7%) and lower average selling prices for paper ($1 million, reflecting a selling price decrease of less than 1%, when compared to the first quarter of 2013). These decreases were partially offset by higher average selling prices for pulp ($9 million, reflecting a selling price increase of approximately 4% when compared to the first quarter of 2013), the favorable impact of higher paper production volume ($6 million), lower costs of energy ($2 million), lower salaries and wages ($3 million) and the positive impact of a weaker Canadian dollar on our Canadian denominated expenses ($3 million).

In addition, in the first quarter of 2013, we repaid $26 million of Alternative Fuel Tax Credit (“AFTC”) and recorded a gain of $10 million on the sale of a building, remaining equipment and related land of our Port Edwards, Wisconsin pulp and paper mill. For more details on the AFTC, refer to the “Alternative Fuel Tax Credit and Cellulosic Biofuel Producer Credit” section under the Pulp and Paper discussion in this Form 10-Q.

In our Distribution segment, operating loss increased mostly due to a $5 million write-down of property, plant and equipment recorded in the second quarter of 2013 as well as lower deliveries of approximately 5% when compared to the first quarter of 2013. In our Personal Care segment, we experienced higher raw material costs ($2 million). This increase was partially offset by an increase in higher margin product mix ($1 million).

Earnings from pulp are expected to benefit from lower planned maintenance costs, higher productivity and higher sales volumes. The completion of the acquisition of Associated Hygienic Products LLC (“AHP”) on July 1st will be accretive to the Personal Care segment’s earnings in the third quarter. Input costs are expected to stay relatively stable for the second half of 2013.

Xerox Acquisition

On June 1, 2013, we completed the acquisition of Xerox’s paper and print media products assets in the United States and Canada. The transaction includes a broad range of coated and uncoated papers and specialty print media including business forms, carbonless as well as wide-format paper formerly distributed by Xerox. The results of this business are presented in the Pulp and Paper reportable segment. The purchase price was $7 million in cash plus inventory on a dollar for dollar basis.

Closure and Restructuring Activities and Impairment and Write-down of Property, Plant and Equipment and Intangible Assets

Multiemployer Pension Plan

In relation to the withdrawal from one of our multiemployer pension plans in 2011, we recorded an additional charge to earnings of $1 million due to a change in the estimated withdrawal liability during the first quarter of 2013. During the second quarter of 2013, we decided to withdraw from another one of our multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $3 million. At June 30, 2013, the total provision for the withdrawal liability is $51 million. While this is our best estimate of the ultimate cost of the withdrawal from these plans at June 30, 2013, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the third quarter of 2013. Further, we remain liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

During the second quarter of 2013, we also incurred pension settlement losses in the amount of $13 million related to the previously closed Big River sawmill and Dryden papermill for $6 million and $7 million, respectively.

Kamloops, British Columbia pulp facility - 2012 and 2013

On December 13, 2012, we announced the permanent shut down of one pulp machine at our Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of our annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees. As a result, we recorded $10 million of accelerated depreciation, a component of Impairment and write-down of property, plant and equipment on the Consolidated Statement of (Loss) Earnings and Comprehensive (Loss) Income in the first quarter of 2013. The pulp machine ceased production in March 2013. Further, during the first quarter of 2013, we reversed $1 million of severance and termination costs. During the second quarter of 2013, we reversed an additional $1 million of severance and termination costs and $1 million of inventory obsolescence, and incurred $1 million of other costs.

Mira Loma, California converting plant - 2012

During the first quarter of 2012, we recorded a $2 million write-down of property, plant and equipment at our Mira Loma California converting plant, in Impairment and write-down of property, plant and equipment, on the Consolidated Statement of (Loss) Earnings and Comprehensive (Loss) Income.

Other Costs

For the three and six months ended June 30, 2013, we also incurred other costs related to previous closures which include $2 million and $2 million, respectively, of severance and termination costs (2012 - nil and $1 million, respectively).

We continue to evaluate potential adjustments to our production capacity, which may include additional closures of machines or entire mills, and we could recognize significant cash and/or non-cash charges relating to any such closures in future periods. For information relating to all our closure and restructuring activities, refer to Item 1, Financial Statements and Supplementary Data, of this Form 10-Q, under Note 12 “Closure and Restructuring costs and liability.”

RECENT DEVELOPMENTS

Sale of Ariva U.S. Business

On July 22, 2013, we announced that we entered into an agreement to sell our Ariva business in the United States (“Ariva U.S.”). The transaction closed at the end of July 2013. Ariva U.S. has approximately 400 employees in the United States. As a result of this agreement, during the second quarter of 2013, we recorded a $5 million impairment of property, plant and equipment at our Ariva U.S. location, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of (Loss) Earnings and Comprehensive (Loss) Income.

We expect to record a loss on sale of business between $15 million and $20 million in the third quarter of 2013. At June 30, 2013, the working capital items included in the transaction are valued at $51 million, which represents the fair market value. For more details, refer to Note 19 “ Subsequent Events” of this Form 10-Q.

Acquisition of Associated Hygienic Products LLC

On July 1, 2013, we completed the acquisition of 100% of the outstanding shares of AHP. AHP manufactures and markets infant diapers in the United States. AHP has approximately 600 employees and operates two manufacturing facilities, a 376,500 square foot manufacturing facility in Delaware, Ohio and a 312,500 square foot manufacturing facility in Waco, Texas. AHP also has administrative offices and operates a distribution center in Duluth, Georgia. The results of AHP’s operations will be included in the Personal Care reportable segment starting July 1, 2013. The purchase price was $277 million in cash, including working capital, net of cash acquired of $2 million. For more details, refer to Note 19 “ Subsequent Events” of this Form 10-Q.

OUR BUSINESS

Information relating to our business is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There has not been any material change in our business since December 31, 2012.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENTS REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the second quarter of 2013 and 2012 and first half of 2013 and 2012:

	Three months ended		Six months ended
FINANCIAL HIGHLIGHTS	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(In millions of dollars, unless otherwise noted)
Sales	$1,312	$1,368	$2,657	$2,766

Operating (loss) income	(30)	106	19	215

Net (loss) earnings	(46)	59	(1)	87

Net (loss) earnings per common share (in dollars)[1]:
Basic	(1.38)	1.62	(0.03)	2.38
Diluted	(1.38)	1.61	(0.03)	2.36

Operating income (loss) per segment:
Pulp and Paper	$24	$96	$63	$203
Distribution	(8)	(2)	(9)	(3)
Personal Care	10	12	23	20
Corporate	(56)	—	(58)	(5)

Total	($30)	$106	$19	$215

			At June 30, 2013	At December 31, 2012
Total assets			$5,801	$6,123
Total long-term debt, including current portion			$1,109	$1,207

[1]	Refer to Note 5 of the consolidated financial statements included in Item 1 of this Form 10-Q, for more information on the calculation of net earnings per common share.

SECOND QUARTER 2013 VERSUS

SECOND QUARTER 2012

Sales

Sales for the second quarter of 2013 amounted to $1,312 million, a decrease of $56 million, or 4%, from sales of $1,368 million in the second quarter of 2012. This decrease in sales is mainly attributable to a decrease in our average selling price for paper ($26 million, a decrease of approximately 3% in our average selling price when compared to the second quarter of 2012), a decrease in our paper and pulp sales volume ($19 million and $11 million, respectively, a decrease of 2% in our paper shipments and a decrease of 4% in our pulp shipments) and a decrease in deliveries in our Distribution segment ($19 million, a decrease in deliveries of approximately 11% when compared to the second quarter of 2012). These decreases were partially offset by paper sales from our China operations as well as from our newly acquired Xerox business ($16 million), an increase in our total average selling price for pulp ($3 million, reflecting a selling price increase of approximately 1% when compared to the total average selling price in the second quarter of 2012) and an increase in sales of $1 million in our Personal Care segment.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,082 million in the second quarter of 2013, an increase of $7 million, or 1%, compared to cost of sales, excluding depreciation and amortization, of $1,075 million in the second quarter of 2012. In our Pulp and Paper segment, this increase is mainly attributable to the cost of sales relating to our newly acquired Xerox business and China operations ($15 million), the negative impact of lower pulp production volume ($13 million), higher maintenance costs ($15 million), higher costs of raw materials including energy ($6 million), fiber ($3 million) and chemicals ($2 million), and higher freight costs ($4 million). These increases were partially offset by a decrease in our paper and pulp shipments ($15 million and $9 million, respectively), as well as overall favorable exchange rates, net of our hedging program ($3 million). In our Distribution segment, we experienced a decrease in cost of sales due to lower deliveries in the second quarter of 2013 when compared to the second quarter of 2012 ($16 million).

Depreciation and Amortization

Depreciation and amortization amounted to $93 million in the second quarter of 2013, a decrease of $3 million, or 3%, compared to depreciation and amortization of $96 million in the second quarter of 2012. In our Distribution segment, depreciation and amortization decreased by $2 million, primarily due to reduced assets following the write-down of intangible assets of $5 million in the fourth quarter of 2012. In our Pulp and Paper segment, depreciation and amortization decreased by $1 million, primarily due to certain assets reaching the end of their useful lives and reduced assets following the permanent shut down of a pulp machine at Kamloops in the first quarter of 2013.

Selling, General and Administrative Expenses

SG&A expenses amounted to $95 million in the second quarter of 2013, an increase of $6 million, or 7%, compared to SG&A expenses of $89 million in the second quarter of 2012. This increase in SG&A is primarily due to higher charges for variable compensation ($2 million) as well as an increase in general administrative charges ($3 million).

Other Operating Loss, Net

Other operating loss, net amounted to $49 million in the second quarter of 2013, an increase of $47 million compared to other operating loss, net of $2 million in the second quarter of 2012. This increase in other operating loss, net is primarily due to the $49 million payment for the litigation settlement with George Weston Limited as well as a payment for a litigation settlement at Dryden ($1 million), both paid in the second quarter of 2013. This increase was partially offset by the positive impact of the weaker Canadian dollar on our working capital items ($1 million) when compared to the second quarter of 2012, as well as a gain for a litigation settlement at Lebel-sur-Quévillon ($2 million) in the second quarter of 2013.

Operating (Loss) Income

Operating loss in the second quarter of 2013 amounted to $30 million, a decrease of $136 million compared to operating income of $106 million in the second quarter of 2012, due mostly to the factors mentioned above. In addition, we recognized an impairment and write-down of property, plant and equipment costs of $5 million in the second quarter of 2013, as a result of impairment to property, plant and equipment in our Distribution segment compared to a charge of nil in the second quarter of 2012. Restructuring charges of $18 million were also incurred in the second quarter of 2013 as discussed above, compared to restructuring charges of nil in the second quarter of 2012.

Interest Expense, net

We incurred $21 million of net interest expense in the second quarter of 2013, an increase of $3 million compared to net interest expense of $18 million in the second quarter of 2012. This increase in net interest expense is primarily due to the issuance of $250 million of 6.25% Notes due 2042, for net proceeds of $247 million in the third quarter of 2012 ($4 million) and is partially offset by a decrease in interest expense as a result of the redemption of our outstanding 5.375% Notes due 2013, for par value of $71 million in the first quarter of 2013.

Income Taxes

For the second quarter of 2013, our income tax benefit amounted to $5 million, consisting of a current tax benefit of $4 million and a deferred tax benefit of $1 million. This compares to an income tax expense of $27 million in the second quarter of 2012, consisting of a current tax expense of $22 million and a deferred tax expense of $5 million. We received income tax refunds, net of payments, of $10 million during the second quarter of 2013 and our effective tax rate was 10% compared with an effective tax rate of 31% in the second quarter of 2012. The effective tax rate for the second quarter of 2013 was impacted by the George Weston Limited litigation settlement payment made during the quarter of $49 million (CDN $50 million). Approximately $38 million (CDN $39 million) of this payment is non-deductible for income tax purposes. The effective tax rate for the second quarter of 2012 was impacted by the accrual of interest pertaining to unrecognized tax benefits, mainly associated with the AFTC.

Equity Loss

We incurred an equity loss of nil, net of taxes, with regard to our joint venture Celluforce Inc. in the second quarter of 2013 (2012- $2 million).

Net (Loss) Earnings

Net loss amounted to $46 million ($1.38 per common share on a diluted basis) in the second quarter of 2013, a decrease of $105 million compared to net earnings of $59 million ($1.61 per common share on a diluted basis) in the second quarter of 2012, mainly due to the factors mentioned above.

FIRST HALF OF 2013 VERSUS

FIRST HALF OF 2012

Sales

Sales for the first half of 2013 amounted to $2,657 million, a decrease of $109 million, or 4%, from sales of $2,766 million in the first half of 2012. This decrease in sales is mainly attributable to a decrease in our paper sales volume ($65 million, a decrease of approximately 4% in paper shipments, when compared to the first half of 2012), a decrease in our pulp sales volume ($19 million, a decrease of approximately 4% in pulp shipments when compared to the first half of 2012) and a decrease in deliveries in our Distribution segment ($46 million, a decrease in deliveries of approximately 13% when compared to the first half of 2012). In addition, our average selling price for paper decreased when compared to the first half of 2012 ($47 million, reflecting an average selling price decrease of approximately 3% when compared to the average selling price in the first half of 2012). These decreases were partially offset by the increase in sales due to the inclusion of a full six months of sales from Attends Healthcare Limited (“Attends Europe”) and EAM Corporation (“EAM”) following their acquisitions in the first and second quarter of 2012 respectively ($44 million), as well as paper sales from our China operations and from our newly acquired Xerox business ($21 million). In addition, our total average selling price for pulp increased when compared to the first half of 2012 ($3 million, reflecting a total average selling price increase of less than 1% when compared to the total average selling price in the first half of 2012).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $2,164 million in the first half of 2013, an increase of $1 million, or less than 1%, compared to cost of sales, excluding depreciation and amortization, of $2,163 million in the first half of 2012. This increase is mainly attributable to cost of sales relating to our China operations and our newly acquired Xerox business ($18 million), higher maintenance costs ($14 million), the negative impact of lower paper and pulp production volume ($27 million), higher costs of raw materials, including fiber ($9 million), energy ($8 million) and chemicals ($3 million), higher salaries and wages ($8 million) and higher freight costs ($3 million). In addition, the increase was also due to inclusion of a full six months of cost of sales for Attends Europe and EAM. This increase was mostly offset by the decrease in cost of sales in our Distribution segment due to lower deliveries in the first half of 2013 when compared to the first half of 2012 ($42 million), lower shipments in paper ($48 million) and pulp ($17 million), as well as overall favorable exchange rates, net of our hedging program ($7 million).

Depreciation and Amortization

Depreciation and amortization amounted to $188 million in the first half of 2013, a decrease of $5 million, or 3%, compared to depreciation and amortization of $193 million in the first half of 2012. In our Pulp and Paper segment, depreciation and amortization decreased by $6 million, primarily due to certain assets reaching their useful lives and reduced assets following the permanent shut down of a pulp machine at Kamloops. In our Distribution segment, depreciation and amortization expenses decreased by $2 million primarily due to reduced assets following the write-down of intangible assets of $5 million in the fourth quarter of 2012. This decrease was partially offset by the inclusion of a full six months of depreciation and amortization expenses for Attends Europe and EAM in the first half of 2013.

Selling, General and Administrative Expenses

SG&A expenses amounted to $186 million in the first half of 2013, a decrease of $2 million, or 1%, compared to SG&A expenses of $188 million in the first half of 2012. This decrease in SG&A is primarily due to mark-to-market adjustments on stock-based compensation ($12 million) and lower merger and acquisition expenses ($5 million) in the first half of 2013 when compared to the first half of 2012. These decreases were partially offset by an increase in variable compensation expenses ($4 million), as well as an increase in general administrative charges ($5 million). In addition, selling, general and administrative expenses increased due to the inclusion of a full quarter of selling, general and administrative expenses of Attends Europe and EAM ($3 million).

Other Operating Loss, Net

Other operating loss, net amounted to $67 million in the first half of 2013, an increase of $63 million compared to other operating loss, net of $4 million in the first half of 2012. This increase in other operating loss, net is primarily due to the payment for the litigation settlement with George Weston Limited ($49 million) in the second quarter of 2013 and the conversion of AFTC to Cellulosic Biofuel Producer Credit (“CBPC”) ($26 million) in the first quarter of 2013. In addition, there was an increase in bad debt expenses ($2 million) when compared to the first half of 2012 and a payment for a litigation settlement at Dryden ($1 million). This increase was partially offset by the gain on sale of Port Edwards assets ($10 million) in the first quarter of 2013, favorable foreign exchange on working capital items ($4 million) and a gain for a litigation settlement at Lebel-sur-Quévillon ($2 million) in the second quarter of 2013.

Operating Income

Operating income in the first half of 2013 amounted to $19 million, a decrease of $196 million compared to operating income of $215 million in the first half of 2012, due mostly to the factors mentioned above. In addition, we recognized an impairment and write-down of property, plant and equipment costs as a result of an accelerated depreciation charge of $10 million from the closure of a pulp machine at our Kamloops pulp mill and an impairment and write-down and property, plant and equipment of $5 million related to property, plant and equipment at our Ariva U.S. location. This compares to a charge of $2 million in the first half of 2012 related to our Mira Loma location. Moreover, restructuring charges of $18 million were recorded in the first half of 2013 compared to $1 million in the first half of 2012, as discussed above.

Interest Expense

We incurred $46 million of net interest expense in the first half of 2013, a decrease of $43 million compared to net interest expense of $89 million in the first half of 2012. This decrease in net interest expense is primarily due to the premium paid on the repurchase of our 10.75% Notes due 2017, 9.5% Notes due 2016, 7.125% Notes due 2015 and 5.375% Notes due 2013, on which we incurred $47 million of tender premiums and $3 million of additional charges as a result of this extinguishment in the first half of 2012 whereas in the first half of 2013, we recorded a charge of $2 million due to premiums paid on the repayment of our 5.375% Notes due 2013 and $1 million of additional charges. This decrease was partially offset by the increase in interest expense as a result of the $300 million of 4.4% Notes due 2022 and the issuance of $250 million of 6.25% Notes due 2042, in the first quarter and third quarter of 2012, respectively.

Income Taxes

For the first half of 2013, our income tax benefit amounted to $27 million, consisting of a current tax benefit of $27 million and a deferred tax benefit of nil. This compares to an income tax expense of $35 million in the first half of 2012, consisting of a current tax expense of $27 million and a deferred tax expense of $8 million. We received income tax refunds, net of payments, of $9 million during the first half of 2013 and our effective tax rate was 100% compared with an effective tax rate of 28% in the first half of 2012. The effective tax rate for the first half of 2013 was impacted by the conversion of $26 million of AFTC from the 2009 tax year into $55 million of CBPC ($33 million benefit after-tax) as well as a reduction of unrecognized tax benefits of $8 million previously associated with AFTC from 2009 that were converted into CBPC in the first half of 2013. These tax benefits were partially offset by the $49 million (CDN $50 million) litigation settlement payment due to $38 million (CDN $39 million) being non-deductible for income tax purposes. The effective tax rate for the first half of 2012 was impacted by the tax benefit on $50 million of debt premium and repurchase costs which was partially offset by the accrual of interest pertaining to unrecognized tax benefits, mainly associated with the AFTC.

The Company’s gross unrecognized tax benefits were reduced in the first half of 2013 by the reduction of $8 million for unrecognized tax benefits previously associated with AFTC from 2009 that were converted into CBPC in the first quarter of 2013, partially offset by $3 million of accrued interest.

Equity Loss

We incurred a $1 million equity loss, net of taxes of nil, with regard to our joint venture Celluforce Inc. in the first half of 2013 (2012- $4 million).

Net (Loss) Earnings

Net loss amounted to $1 million ($0.03 per common share on a diluted basis) in the first half of 2013, a decrease of $88 million compared to net earnings of $87 million ($2.36 per common share on a diluted basis) in the first half of 2012, mainly due to the factors mentioned above.

PULP AND PAPER

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,097	$1,132	$2,220	$2,323
Intersegment sales	($46)	($43)	($97)	($95)

	1,051	1,089	2,123	2,228
Operating income	24	96	63	203
Shipments
Paper (in thousands of ST)	801	819	1,629	1,689
Pulp (in thousands of ADMT) - third party	344	368	716	757

Sales and Operating Income

Sales

Sales in our Pulp and Paper segment amounted to $1,051 million in the second quarter of 2013, a decrease of $38 million, or approximately 3%, compared to sales of $1,089 million in the second quarter of 2012. This decrease in sales is mostly attributable to a decrease in our average selling price for paper ($26 million, a decrease of approximately 3% in our average selling price when compared to the second quarter of 2012), a decrease in our paper volume as a result of lower demand for our paper ($19 million, reflecting a decrease in shipments of approximately 2%, when compared to the second quarter of 2012) and a decrease in our total pulp volume ($11 million, reflecting a decrease in shipments of approximately 4% when compared to the second quarter of 2012). These decreases were partially offset by paper sales from our China operations as well as from our newly acquired Xerox business ($16 million), an increase in our total average selling price for pulp ($3 million, reflecting an average selling price increase of approximately 1% when compared to the second quarter of 2012).

Sales in our Pulp and Paper segment amounted to $2,123 in the first half of 2013, decrease of $105 million, or approximately 5%, compared to sales of $2,228 million in the first half of 2012. The decrease in sales is mainly attributable to a decrease in our average selling prices for paper ($47 million, a decrease of approximately 3% in our average selling prices when compared to the first half of 2012), lower sales volume for paper ($65 million, a decrease of approximately 4% in our shipments when compared to the first half of 2012) and lower sales volume of total pulp ($19 million, a decrease of approximately 5% when compared to the first half of 2012). These factors were partially offset by paper sales from our China operations and from our newly acquired Xerox business ($21 million), and an increase in our total average selling price for pulp ($3 million, an increase of less than 1% in our total average selling prices when compared to the first half of 2012).

Operating Income

Operating income in our Pulp and Paper segment amounted to $24 million in the second quarter of 2013, a decrease of $72 million, when compared to operating income of $96 million in the second quarter of 2012. Overall, our operating results declined when compared to the second quarter of 2012, primarily due to lower average selling prices for paper as described above, lower shipments of paper ($4 million) and pulp ($2 million), the negative impact of lower pulp production volume ($13 million, due primarily to the closure of a pulp machine at Kamloops as well as timing and duration of outages), higher maintenance costs ($15 million), higher costs of raw materials, including energy ($6 million, due primarily to an increase in natural gas prices), fiber ($3 million, as a result of higher pricing due to higher local demand) and chemicals ($2 million). In addition, there were higher freight costs ($4 million), higher salaries and wages ($1 million) and higher selling, general and administrative expenses ($3 million). These increases were partially offset by higher total average selling price for pulp ($3 million), as well as the positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($4 million). In addition, restructuring charges amounted to $10 million in the second quarter of 2013, relating to pension withdrawals at Indianapolis ($3 million) and pension expenses at Dryden ($7 million). This compares to restructuring charges of nil in the second quarter of 2012.

For the first half of 2013, operating income in our Pulp and Paper segment amounted to $63 million, a decrease of $140 million when compared to operating income of $203 million in the first half of 2012. The decrease is mostly attributable to lower average selling prices for paper as described above, the negative impact of lower paper and pulp production volume ($27 million), lower shipments of paper ($17 million) and pulp ($2 million), higher maintenance costs ($14 million), higher costs of raw materials, including fiber ($9 million), energy ($8 million) and chemicals ($3 million), higher salaries and wages ($8 million) and higher freight costs ($3 million). In addition, restructuring charges increased as discussed above, impairment charges increased primarily due to accelerated depreciation charges relating to the closure of a pulp machine at Kamloops in the first quarter of 2013 and we converted AFTC to CBPC ($26 million), also in the first quarter of 2013. This decrease was partially offset by the positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($7 million), lower SG&A costs ($5 million) and higher total average selling prices for pulp ($3 million). The decrease was also partially offset by the gain on sale of Port Edwards assets ($10 million).

Pricing Environment

Paper

Overall average sales prices in our paper business experienced a decrease of $32/ton or approximately 3%, in the second quarter of 2013 compared to the second quarter of 2012.

For the first half of 2013, our average paper sales prices decreased when compared to the first half of 2012. Our average sales prices were lower by $29/ton, or approximately 3% in the first half of 2013 compared to the first half of 2012.

Pulp

Our total average pulp sales prices experienced a small increase of $8/metric ton, or approximately 1%, in the second quarter of 2013 compared to the second quarter of 2012.

For the first half of 2013, our total average pulp sales prices increased when compared to the first half of 2012. Our average sales prices were higher by $4/metric ton, or less than 1%, in the first half of 2013 compared to the first half of 2012.

Operations

Paper Shipments

Our paper shipments decreased by 18,000 tons, or approximately 2%, in the second quarter of 2013 compared to the second quarter of 2012, primarily due to a decrease in demand for our paper.

For the first half of 2013, our paper shipments decreased by 60,000 tons, or approximately 4% when compared to the first half of 2012. The decrease in the first half of 2013 when compared to the first half of 2012 is primarily due to lower market demand.

Pulp Shipments

Our pulp trade shipments, decreased by 24,000 metric tons, or approximately 7%, in the second quarter of 2013 compared to the second quarter of 2012.

For the first half of 2013, our pulp trade shipments decreased by 41,000 metric tons, or approximately 5%, when compared to the first half of 2012, and were impacted by the factors mentioned above.

Labor

In the U.S., an umbrella agreement with the United Steelworkers Union (“USW”) expiring in 2015 and affecting approximately 2,900 employees at eight U.S. mills and one converting operation was ratified effective December 1, 2011. This agreement only covers certain economic elements, and all other issues are negotiated at each operating location, as the related collective bargaining agreements (“CBAs”) become subject to renewal. The parties have agreed not to strike or lock-out during the terms of the respective local agreements. Should the parties fail to reach an agreement during the local negotiations, the related collective bargaining agreements are automatically renewed for another four years. In 2013, local agreements have been ratified at Rothschild, Johnsonburg, Owensboro Converting and Nekoosa. Renewal agreements occurred at Plymouth and Port Huron.

In Canada, all agreements are ratified. Canadian collective agreements are unrelated to the umbrella agreement with the USW covering our U.S. locations.

Alternative Fuel Tax Credit and Cellulosic Biofuel Producer Credit

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

During the third quarter of 2012, Office of Chief Counsel of the IRS issued a memo advising taxpayers who are eligible for and wish to convert all or a portion of these AFTCs into CBPCs, that certain amounts of the repayment would not be subject to interest. Taxpayers who wish to convert from the AFTC to the CBPC must first repay the AFTC they wish to convert. During the first quarter of 2013, we repaid $26 million of AFTC and executed a conversion election to claim $55 million of CBPC ($33 million after-tax). The repayment of the AFTC resulted in $26 million of other operating loss in the Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income for the first quarter of 2013 and an $8 million tax benefit related to the reversal of previously unrecognized tax benefits associated with the $26 million of AFTC that we repaid. The deadline for converting AFTC to CBPC was March 15, 2013.

As of June 30, 2013, we have gross unrecognized tax benefits and interest of $192 million and related deferred tax assets of $18 million associated with the AFTC claimed on our 2009 tax return. The recognition of these benefits, $174 million net of deferred taxes, would impact the effective tax rate. During the second quarter of 2012, the IRS began an audit of our 2009 U.S. income tax return. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. We reasonably expect that the audit settlement, which could happen within the next 12 months, may result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Closure and Restructuring

During the second quarter of 2013, we incurred $10 million of closure and restructuring costs compared to nil in the second quarter of 2012.

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

For more details on the closure and restructuring costs, refer to the Executive Summary of this MD&A or to Item I, Financial Statement and Supplementary Data, Note 12, of this Form 10-Q.

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

DISTRIBUTION

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(In millions of dollars)
Sales	$153	$172	$315	$361
Operating loss	(8)	(2)	(9)	(3)

Sales and Operating Loss

Sales

Sales in our Distribution segment amounted to $153 million in the second quarter of 2013, a decrease of $19 million compared to sales of $172 million in the second quarter of 2012. This decrease in sales is mostly attributable to a decrease in deliveries of approximately 11%, resulting from difficult market conditions.

For the first half of 2013, sales in our Distribution segment decreased by $46 million, or approximately 13%, when compared to the first half of 2012, primarily due to the factor mentioned above. Our deliveries in the first half of 2013 are lower by approximately 13% when compared to the first half of 2012.

Operating Loss

Operating loss amounted to $8 million in the second quarter of 2013, an increase of $6 million compared to the second quarter of 2012. In the second quarter of 2013, there was an impairment and write-down to property, plant and equipment charge of $5 million at our Ariva U.S. location. In addition, we had lower deliveries in the second quarter of 2013 when compared to the second quarter of 2012.

For the first half of 2013, operating loss in our Distribution segment increased by $6 million when compared to the first half of 2012, primarily due to the factors mentioned above.

Operations

Labor

We have ten collective agreements covering five locations in the U.S. and four locations in Canada. As of June 30, 2013, we have no outstanding agreements and ten ratified agreements affecting approximately 151 employees in the U.S. and Canada. Of the ten ratified agreements, four expire in 2013, three expire in 2014, and three expire in 2015, affecting 47, 76 and 28 employees, respectively.

Other

Sale of Ariva U.S. Business

On July 22, 2013, we announced that we entered into an agreement to sell our Ariva business in the United States (“Ariva U.S.”). The transaction closed at the end of July 2013. Ariva U.S. has approximately 400 employees in the United States. As a result of this agreement, during the second quarter of 2013, we recorded a $5 million impairment of property, plant and equipment at our Ariva U.S. location, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of (Loss) Earnings and Comprehensive (Loss) Income.

We expect to record a loss on sale of business between $15 million and $20 million in the third quarter of 2013. At June 30, 2013, the working capital items included in the transaction are valued at $51 million, which represents the fair market value. For more details, refer to Note 19 “ Subsequent Events” of this Form 10-Q.

PERSONAL CARE

	Three months ended		Six months ended
SELECTED INFORMATION	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(In millions of dollars)
Sales	$108	$107	$219	$177
Operating income	10	12	23	20

Sales and Operating Income

Sales

Sales in our Personal Care segment amounted to $108 million in the second quarter of 2013, an increase of $1 million, when compared to sales of $107 million in the second quarter of 2012. This increase is due primarily to an increase in higher margin product mix.

Sales in our Personal Care segment amounted to $219 million in the first half of 2013, an increase of $42 million, when compared to sales of $177 million in the first half of 2012. This increase is due primarily to the inclusion of a full six months of sales of Attends Europe and EAM sales in the first half of 2013 compared to the first half of 2012 as well as an increase in higher margin product mix.

Operating Income

Operating income amounted to $10 million in the second quarter of 2013, a decrease of $2 million, when compared to operating income of $12 million in the second quarter of 2012. This decrease is mainly due to an increase in selling, general and administrative expenses, mostly due to the creation of our new divisional head office in Raleigh, North Carolina for our Personal Care segment ($2 million), restructuring charges ($2 million) and unfavorable foreign exchange on European currencies ($1 million). These increases were partially offset by an increase in higher margin product mix ($2 million).

Operating income amounted to $23 million in the first half of 2013, an increase of $3 million, when compared to operating income of $20 million in the first half of 2012. This increase is mainly due to the inclusion of a full six months of Attends Europe and EAM in the first half of 2013 compared to the first half of 2012 and higher margin product mix. This increase was partially offset by an increase in selling, general and administrative expenses, mostly due to the creation of our new divisional head office in Raleigh, North Carolina for our Personal Care segment ($4 million) as well as an increase in restructuring charges ($2 million).

Operations

Labor

We employ approximately 872 employees in our Personal Care segment. Approximately 395 non-unionized employees are in North America, including 59 employees at EAM and 477 employees are in Europe of which the majority are unionized.

Other

Acquisition of Associated Hygienic Products LLC

On July 1, 2013, we completed the acquisition of 100% of the outstanding shares of Associated Hygienic Products LLC (“AHP”). AHP manufactures and markets infant diapers in the United States. AHP has approximately 600 employees and operates two manufacturing facilities, a 376,500 square foot manufacturing facility in Delaware, Ohio and a 312,500 square foot manufacturing facility in Waco, Texas. AHP also has administrative offices and operates a distribution center in Duluth, Georgia. The results of AHP’s operations will be included in the Personal Care reportable segment starting July 1, 2013. The purchase price was $277 million in cash, including working capital, net of cash acquired of $2 million. For more details, refer to Note 19 “ Subsequent Events” of this Form 10-Q.

STOCK-BASED COMPENSATION EXPENSE

For the second quarter of 2013, compensation expense for all outstanding awards recognized in our results of operations was nil, as a result of the mark-to-market impact related to the liability awards while in the first half of 2013, compensation expense of nil was incurred. This compares to nil and $12 million in the second quarter and the first half of 2012, respectively. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $589 million is currently undrawn and available or through our receivables securitization facility, of which $113 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements will be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $183 million in the first half of 2013, a $22 million decrease compared to $205 million in the first half of 2012. This decrease in cash flows provided from operating activities is primarily due to decreased profitability in the first half of 2013 when compared to the first half of 2012 ($88 million) which included the litigation settlement with George Weston Limited for $49 million (CDN $50 million). This decrease was partially offset by the premium paid on the redemption of the 5.375% Notes due 2013 in the first half of 2013 which was $45 million lower than the tender premiums paid on the partial repurchase of our 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016 and 10.75% Notes due 2017 in the first half of 2012. In addition to lower premiums paid, we consumed less cash from lower working capital requirements.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first half of 2013 amounted to $120 million, a $282 million decrease compared to cash flows used for investing activities of $402 million in the first half of 2012. This decrease in cash flows used for investing activities is mostly due to the acquisition of Attends Europe in the first quarter of 2012 for $232 million (€173 million) and EAM for ($61 million) in the second quarter of 2012. In addition, we invested $1 million in our joint venture in the first half of 2013 compared to $4 million in the first half of 2012. This decrease was partially offset by an increase in additions to property, plant and equipment of $13 million due mainly to increased spending in our Personal Care segment for additional production lines and in our Pulp and Paper segment for upgrades and modifications to our existing assets and by the proceeds from the disposal of assets of $10 million, mainly from the sale of Port Edwards assets ($9 million) in the first half of 2013 when compared to the first half of 2012.

Financing Activities

Cash flows used for financing activities totaled $291 million in the first half of 2013, compared to cash flows provided from financing activities of $29 million in the first half of 2012. This $320 million increase in cash flows used for financing activities is mainly attributable to the issuance of $300 million of 4.4% Notes due 2022 in the first half of 2012 and is offset by the impact of the cash tender offer during the first half of 2012. In the 2012 tender offer, we repurchased $1 million of 5.375% Notes due 2013, $47 million of 7.125% Notes due 2015, $31 million of 9.5% Notes due 2016 and $107 million of 10.75% Notes due 2017, for a total cash consideration of $186 million, excluding accrued and unpaid interest. This compares to the redemption of the 5.375% Notes due 2013 in the first quarter of 2013 for $71 million where we incurred $2 million of premiums paid and additional charges of $1 million. We also repurchased shares of our common stock for a total cost of $147 million in the first half of 2013 compared to $73 million in the first half of 2012, made dividend payments of $31 million in the first half of 2013 compared to $26 million in the first half of 2012 and repaid $26 million of capital leases relating to land and buildings, in the first half of 2013 compared to $3 million in the first half of 2012.

Capital Resources

Unsecured Notes Redemption

During the first quarter of 2013, we redeemed our outstanding 5.375% Notes due 2013, for par value of $71 million and incurred $2 million of premiums paid and additional charges of $1 million, included in Interest expense on the Consolidated Statement of (Loss) Earnings and Comprehensive (Loss) Income.

During a cash tender offer in the first quarter of 2012, we repurchased $1 million of 5.375% Notes due 2013, $47 million of 7.125% Notes due 2015, $31 million of 9.5% Notes due 2016 and $107 million of 10.75% Notes due 2017 for a total cash consideration of $186 million. We incurred $47 million of tender premiums and additional charges of $3 million as a result of this extinguishment, both of which are included in Interest expense in the Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At June 30, 2013, we were in compliance with our covenants, and no amounts were borrowed (June 30, 2012 – nil). At June 30, 2013, we had outstanding letters of credit amounting to $11 million under this credit facility (June 30, 2012- $11 million).

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

At June 30, 2013, we had no borrowings and $37 million of letters of credit under the facility (June 30, 2012 – $45 million). The facility contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility, and certain judgments being entered against us or our subsidiaries that remain outstanding for 60 consecutive days.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to us and we acquired Domtar Inc. on March 7, 2007 (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of June 30, 2013, there were 588,914 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2013, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2013, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

We have chosen to present the new information as a separate disclosure in the notes to the consolidated financial statements.

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

Income Taxes

In July 2013, the FASB issued ASU-2013-11, an update to Income Taxes, which indicates that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date.

The amendments are effective for interim and annual periods beginning after December 15, 2013. We are currently evaluating these changes to determine whether they have an impact on the presentation of the consolidated balance sheets and we do not expect these changes to have a material impact on the consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2013, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

E.B. Eddy Acquisition

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment whereby, in the event of the acquisition by a third party of more than 50% of the shares of Domtar Inc. in specified circumstances, Domtar Inc. may be required to pay an increase in consideration of up to a maximum of $114 million (CDN$120 million), an amount gradually declining over a 25-year period. At March 7, 2007, the maximum amount of the purchase price adjustment was $104 million (CDN$110 million).

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $104 million (CDN$110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to us and we acquired Domtar Inc. on March 7, 2007 (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $104 million (CDN$110 million) as well as additional compensatory damages. On June 24, 2013, the parties agreed to settle this litigation with a payment by us to George Weston Limited of $49 million (CDN $50 million). The settlement is reflected in Other operating loss, net on the Consolidated Statements of (Loss) Earnings and Comprehensive (Loss) Income.

A discussion of other material developments in the Company’s litigation and settlement matters occurring in the period covered by this report, if any, is found in Note 16 to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2012, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended June 30, 2013:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Plans or Programs (1)	(d) Approximate dollar value of share that may yet be purchased under the Plans or Programs (in 000’s)
April 1 through April 30, 2013	745,500	75.02	745,500	201,687
May 1 through May 31, 2013	455,902	70.16	455,902	169,702
June 1 through June 30, 2013	169,274	70.77	169,274	157,723

	1,370,676	72.87	1,370,676	157,723

(1)

During the second quarter of 2013, the Company repurchased 1,370,676 shares at an average price of $72.87 per share, for a total cost of $100 million under our stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011 and December 2011. We currently have $158 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. During July 2013, we repurchased 311,271 shares at an average price of $69.93 per share for a total cost of $22 million.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 10.1	Amended and Restated Employment agreement of Mr. John D. Williams, President and Chief Executive Officer

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INC	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 2, 2013

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary