Form 10-Q
period 2013-09-30
Domtar CORP
filed 2013-11-01
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 30, 2013, 31,814,270 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2013

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)
	$	$	$	$
Sales	1,375	1,389	4,032	4,155
Operating expenses
Cost of sales, excluding depreciation and amortization	1,116	1,100	3,280	3,263
Depreciation and amortization	93	96	281	289
Selling, general and administrative	95	80	281	268
Impairment and write-down of property, plant and equipment (NOTE 12)	—	—	15	2
Closure and restructuring costs (NOTE 12)	—	2	18	3
Other operating loss, net (NOTE 7)	22	2	89	6

	1,326	1,280	3,964	3,831

Operating income	49	109	68	324
Interest expense, net	21	20	67	109

Earnings before income taxes and equity loss	28	89	1	215
Income tax expense (benefit)	1	22	(26)	57
Equity loss, net of taxes	—	1	1	5

Net earnings	27	66	26	153

Per common share (in dollars) (NOTE 5)
Net earnings
Basic	0.83	1.85	0.77	4.21
Diluted	0.82	1.84	0.77	4.20
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	32.7	35.7	33.6	36.3
Diluted	32.8	35.8	33.7	36.4
Net earnings	27	66	26	153
Other comprehensive income (loss) (NOTE 14):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $2 and $(3), respectively (2012 – $2 and $2, respectively)	2	6	(6)	6
Less: Reclassification adjustment for gains included in net earnings, net of tax of $(1) and $(2), respectively (2012 – $1 and $4, respectively)	2	2	3	7
Foreign currency translation adjustments	33	47	(27)	32
Change in unrecognized gains (losses) and prior service cost related to pension and post-retirement benefit plans, net of tax of $(9) and $(17), respectively (2012 – $(3) and $(3) respectively)	18	(5)	39	(5)

Other comprehensive income	55	50	9	40

Comprehensive income	82	116	35	193

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2013	2012
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	191	661
Receivables, less allowances of $4 and $4	583	562
Inventories (NOTE 9)	703	675
Prepaid expenses	31	24
Income and other taxes receivable	48	48
Deferred income taxes	58	45

Total current assets	1,614	2,015
Property, plant and equipment, at cost	8,928	8,793
Accumulated depreciation	(5,576)	(5,392)

Net property, plant and equipment	3,352	3,401
Goodwill (NOTE 10)	367	263
Intangible assets, net of amortization (NOTE 11)	409	309
Other assets	143	135

Total assets	5,885	6,123

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	6	18
Trade and other payables	693	646
Income and other taxes payable	16	15
Long-term debt due within one year	6	79

Total current liabilities	721	758
Long-term debt	1,102	1,128
Deferred income taxes and other	946	903
Other liabilities and deferred credits	435	457
Commitments and contingencies (NOTE 16)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,551,774 and 42,523,896 shares	—	—
Treasury stock (NOTE 15) $0.01 par value; 10,742,472 and 8,285,292 shares	—	—
Exchangeable shares No par value unlimited shares authorized; issued and held by nonaffiliates: 584,214 and 607,814 shares	46	48
Additional paid-in capital	1,998	2,175
Retained earnings	756	782
Accumulated other comprehensive loss	(119)	(128)

Total shareholders’ equity	2,681	2,877

Total liabilities and shareholders’ equity	5,885	6,123

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2012	34.8	48	2,175	782	(128)	2,877
Conversion of exchangeable shares	—	(2)	2	—	—	—
Stock-based compensation, net of tax	—	—	4	—	—	4
Net earnings	—	—	—	26	—	26
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(3)	—	—	—	—	(6)	(6)
Less: Reclassification adjustments for gains included in net earnings, net of tax of $(2)	—	—	—	—	3	3
Foreign currency translation adjustments	—	—	—	—	(27)	(27)
Change in unrecognized gains and prior service cost related to pension and post retirement benefit plans, net of tax of $(17)	—	—	—	—	39	39
Stock repurchase	(2.4)	—	(183)	—	—	(183)
Cash dividends	—	—	—	(52)	—	(52)

Balance at September 30, 2013	32.4	46	1,998	756	(119)	2,681

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2013	September 30, 2012
	(Unaudited)
	$	$
Operating activities
Net earnings	26	153
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	281	289
Deferred income taxes and tax uncertainties	(9)	13
Impairment and write-down of property, plant and equipment and intangible assets	15	2
Net losses on disposals of property, plant and equipment and sale of business	9	—
Stock-based compensation expense	4	3
Equity loss, net	1	5
Other	(4)	(11)
Changes in assets and liabilities, excluding the effects of acquisition and sale of businesses
Receivables	(46)	(1)
Inventories	(19)	20
Prepaid expenses	(5)	(7)
Trade and other payables	15	(80)
Income and other taxes	(11)	6
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	23	7
Other assets and other liabilities	7	12

Cash flows provided from operating activities	287	411

Investing activities
Additions to property, plant and equipment	(180)	(171)
Proceeds from disposals of property, plant and equipment and sale of business	55	—
Acquisition of businesses, net of cash acquired	(287)	(293)
Investment in joint venture	(1)	(5)

Cash flows used for investing activities	(413)	(469)

Financing activities
Dividend payments	(50)	(42)
Net change in bank indebtedness	(13)	8
Issuance of long-term debt	—	548
Repayment of long-term debt	(99)	(190)
Stock repurchase	(183)	(116)
Other	2	(1)

Cash flows (used for) provided from financing activities	(343)	207

Net (decrease) increase in cash and cash equivalents	(469)	149
Impact of foreign exchange on cash	(1)	—
Cash and cash equivalents at beginning of period	661	444

Cash and cash equivalents at end of period	191	593

Supplemental cash flow information
Net cash payments for:
Interest (including $2 million and $47 million of tender offer premiums in 2013 and 2012, respectively)	60	92
Income taxes (refund) paid	(8)	60

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

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

FUTURE ACCOUNTING CHANGES

FOREIGN CURRENCY MATTERS

In March 2013, the FASB issued ASU 2013-05, an update to Foreign Currency Matters, which indicates that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a step acquisition for a foreign entity. The update does not change the requirement to release a pro-rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity.

The amendments are effective for interim and annual periods beginning after December 15, 2013 and will not have an impact on the Company’s consolidated financial statements unless one or more of the derecognition events stated above occur after the effective date.

INCOME TAXES

In July 2013, the FASB issued ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The amendments are effective for interim and annual periods beginning after December 15, 2013. Other than the change in the presentation, the Company has determined these changes will not have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. ACQUISITION OF BUSINESSES

Acquisition of Associated Hygienic Products LLC

On July 1, 2013, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Associated Hygienic Products LLC (“AHP”). AHP manufactures and markets infant diapers in the United States. AHP has 599 employees and operates two manufacturing facilities, a 376,500 square foot manufacturing facility in Delaware, Ohio and a 312,500 square foot manufacturing facility in Waco, Texas. AHP also has administrative offices and operates a distribution center in Duluth, Georgia. The results of AHP’s operations are included in the Personal Care reportable segment as of July 1, 2013. The purchase price was $276 million in cash, including working capital, net of cash acquired of $2 million. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification.

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available.

The table below illustrates the preliminary purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Receivables		26
Inventory		29
Property, plant and equipment		99
Intangible assets
Customer relationships (1)	67
Licence rights (2)	29
		96
Goodwill		103

Total assets		353

Less: Liabilities
Trade and other payables		37
Intangible lease liability		13
Deferred income tax liabilities		27

Total liabilities		77

Fair value of net assets acquired at the date of acquisition		276

(1)	The preliminary useful life of the Customer relationships acquired is expected to be 20 years.
(2)	The preliminary useful life of the License rights acquired is expected to be 12 years.

Goodwill represent the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation of the business, the assembled workforce, the expected synergies and the expected future cash flows of the business. Disclosed goodwill is not deductible for tax purposes. Pro forma results have not been provided, as this acquisition has no material impact on the Company.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

Xerox

On June 1, 2013, Domtar Corporation completed the acquisition of Xerox’s paper and print media product’s assets in the United States and Canada. The transaction includes a broad range of coated and uncoated papers and specialty print media including business forms, carbonless as well as wide-format paper formerly distributed by Xerox. The results of this business are presented in the Pulp and Paper reportable segment. The purchase price was $7 million in cash plus inventory on a dollar for dollar basis. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification.

The total purchase price was allocated to tangible and intangible assets acquired based on the Company’s estimates of their fair value, which are based on information currently available. During the third quarter of 2013, the Company completed the evaluation of all assets and liabilities.

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

SEPTEMBER 30, 2013

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at September 30, 2013, one of Domtar’s Pulp and Paper segment customers located in the United States represented 13% ($76 million) (2012 – 11% ($64 million)) of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, the Company may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge a portion of forecasted purchases over the next 51 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded in Other comprehensive income, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2013 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2013(2)	2014	2015	2016
Natural gas	21,915,000	MMBTU	(1)	$91	32%	56%	31%	25%

(1)	MMBTU: Millions of British thermal units
(2)	Represents the remaining three months of 2013.

The natural gas derivative contracts were fully effective for hedge accounting purposes as of September 30, 2013. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2013 resulting from hedge ineffectiveness (three and nine months ended September 30, 2012—nil).

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

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange currency option contracts used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary, and forecasted sales in British Pound Sterling and forecasted purchases in U.S. dollars by the Swedish subsidiary, are designated as cash flow hedges. Current contracts are used to hedge forecasted sales or purchases over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded in Other comprehensive income and is recognized in Cost of sales or in Sales in the period in which the hedged transaction occurs.

Net investment hedge:

The Company uses foreign exchange currency option contracts maturing in February 2014 to hedge a portion of the net assets of Attends Healthcare Limited (“Attends Europe”) to offset the foreign currency translation and economic exposures related to its investment in the subsidiary. The Company is exposed to movements in foreign currency exchange rates of the Euro versus the U.S. dollar as Attends Europe has a Euro functional currency whereas the Company has a U.S. dollar functional and reporting currency. The effective portion of changes in the fair value of derivative contracts designated as net investment hedges is recorded in Other comprehensive income as part of the Foreign currency translation adjustments.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of September 30, 2013 to hedge forecasted purchases and sales:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2013	2014
Currency options purchased	CDN	$425	50%	37%
	USD	$26	69%	63%
	GBP	£16	89%	62%

Currency options sold	CDN	$425	50%	37%

	USD	$26	69%	63%
	GBP	£16	89%	62%

The currency options are fully effective as at September 30, 2013. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2013 resulting from hedge ineffectiveness (three and nine months ended September 30, 2012 – nil).

The notional amount of the outstanding foreign exchange currency option contracts not included in the table above, designated as a net investment hedge as of September 30, 2013 was $142 million (€105 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at September 30, 2013 and December 31, 2012, in accordance with the accounting standards dealing with fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:

Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	6	—	6	—	(a) Prepaid expenses
Natural gas swap contracts	—	—	—	—	(a) Prepaid expenses
Natural gas swap contracts	—	—	—	—	(a) Intangible assets and deferred charges

Total Assets	6	—	6	—

Liabilities derivatives
Currency options	6	—	6	—	(a) Trade and other payables
Natural gas swap contracts	2	—	2	—	(a) Trade and other payables
Natural gas swap contracts	2	—	2	—	(a) Other liabilities and deferred credits

Total Liabilities	10	—	10	—

Other Instruments:
Asset backed notes (“ABN”)	6	—	5	1	(b) Other assets
Long-term debt	1,206	1,206	—	—	(c) Long-term debt

The cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts of $4 million at September 30, 2013, will be recognized in Cost of sales upon maturity of the derivatives over the next four years at the then prevailing values, which may be different from those at September 30, 2013.

The cumulative loss recorded in Accumulated other comprehensive loss relating to currency options hedging forecasted purchases of $1 million at September 30, 2013, will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2013.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency options	6	—	6	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Intangible assets and deferred charges

Total Assets	7	—	7	—

Liabilities derivatives
Currency options	5	—	5	—	(a) Trade and other payables
Natural gas swap contracts	4	—	4	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	10	—	10	—

Other Instruments:
Asset backed notes	6	—	5	1	(b) Other assets
Long-term debt	1,360	1,360	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency options: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	ABN is reported at fair value utilizing Level 2 or Level 3 inputs. Fair value of ABN reported under Level 2 is based on current market quotes. Fair value of ABN reported under Level 3 is based on the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount applied for illiquidity.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The carrying value of the Company’s long-term debt is $1,108 million and $1,207 million at September 30, 2013 and December 31, 2012, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table reconciles the beginning and ending balances of ABN measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods:

ASSET BACKED NOTES

Balance at January 1, 2013	1
Net unrealized gains included in earnings (a)	—
Transfer out of Level 3 (b)	—

Balance at September 30, 2013	1

(a)	Earnings effect is primarily included in Other operating loss, net in the Consolidated Statement of Earnings and Comprehensive Income.

(b)	Transfers out of Level 3 are considered to occur at the end of the period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. EARNINGS PER SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net earnings	$27	$66	$26	$153
Weighted average number of common and exchangeable shares outstanding (millions)	32.7	35.7	33.6	36.3
Effect of dilutive securities (millions)	0.1	0.1	0.1	0.1

Weighted average number of diluted common and exchangeable shares outstanding (millions)	32.8	35.8	33.7	36.4

Basic net earnings per share (in dollars)	$0.83	$1.85	$0.77	$4.21

Diluted net earnings per share (in dollars)	$0.82	$1.84	$0.77	$4.20

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Restricted stock units	—	15,802	—	—
Performance share units	—	1,808	—	—
Options	221,892	177,970	221,892	84,625

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2013, the related pension expense was $6 million and $22 million, respectively (2012 – $4 million and $19 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2013		September 30, 2013
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	10	1	32	2
Interest expense	19	2	56	4
Expected return on plan assets	(24)	—	(72)	—
Amortization of net actuarial loss	6	—	20	1
Curtailment loss	1	—	1	—
Settlement loss (a)	—	—	13	—
Amortization of prior year service costs	1	—	2	—

Net periodic benefit cost	13	3	52	7

(a)	The settlement loss of $13 million in the pension plans for the nine months ended September 30, 2013 is related to the previously closed Big River and Dryden mills for $6 million and $7 million, respectively (see Note 12 “Closure and restructuring and liability and impairment of property, plant and equipment”).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

	For the three months ended		For the nine months ended
	September 30, 2012		September 30, 2012
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	10	—	29	2
Interest expense	20	1	60	4
Expected return on plan assets	(23)	—	(69)	—
Amortization of net actuarial loss	4	1	13	1
Curtailment gain (b)	—	(13)	—	(13)
Settlement loss	—	—	—	—
Amortization of prior year service costs	1	—	3	(1)

Net periodic benefit cost	12	(11)	36	(7)

(b)	The curtailment gain of $13 million in the other post-retirement benefit plans for the nine months ended September 30, 2012, is as a result of the curtailment of benefits related to the majority of employees covered by the plan.

The Company contributed $17 million and $31 million for the three and nine months ended September 30, 2013, respectively (2012 – $10 million and $29 million, respectively) to the pension plans. The Company also contributed $2 million and $5 million for the three and nine months ended September 30, 2013, respectively (2012 – $2 million and $6 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. OTHER OPERATING LOSS, NET

Other operating loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss, net includes the following:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	$	$	$	$
Reversal of alternative fuel tax credits (Note 8)	—	—	26	—
Loss on sale of business (1) (Note 19)	19	—	19	—
Gain on sale of property, plant and equipment (2)	—	—	(10)	—
Environmental provision	—	—	2	2
Foreign exchange loss (gain)	1	1	(1)	3
Weston litigation (3) (Note 16)	—	—	49	—
Other	2	1	4	1

Other operating loss, net	22	2	89	6

(1)

On July 31, 2013, the Company completed the sale of its Ariva U.S business. The transaction closed at the end of July 2013. The Company recorded a loss on sale of business of $19 million in the third quarter of 2013 (see Note 19 “Sales of Ariva U.S.” for further information).

(2)

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

(3)

On June 24, 2013, the parties agreed to settle the Weston litigation for a payment by Domtar to Weston of $49 million (CDN $50 million) (see Note 16 “Commitments and Contingencies” for further information).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INCOME TAXES

For the third quarter of 2013, the Company’s income tax expense amounted to $1 million, consisting of a current tax expense of $10 million and a deferred tax benefit of $9 million. This compares to an income tax expense of $22 million in the third quarter of 2012, consisting of a current tax expense of $17 million and a deferred tax expense of $5 million. The Company made income tax payments, net of refunds, of $1 million during the third quarter of 2013. The effective tax rate for the third quarter was 4% compared to an effective tax rate of 25% in the third quarter of 2012. The effective tax rate for the third quarter of 2013 was impacted by the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of the Company’s 2012 tax return, as well as by the benefit of enacted state and provincial tax law changes in North Carolina and British Columbia.

For the first nine months of 2013, the Company’s income tax benefit amounted to $26 million, consisting of a current tax benefit of $17 million and a deferred tax benefit of $9 million. This compares to an income tax expense of $57 million in the first nine months of 2012, consisting of a current tax expense of $44 million and a deferred tax expense of $13 million. The Company received income tax refunds, net of payments, of $8 million during the first nine months of 2013. The Company’s effective tax rate for the first nine months of 2013 was negative compared to the effective tax rate of 27% for the first nine months of 2012. The tax benefit for the first nine months of 2013 was impacted by the conversion of $26 million of Alternative Fuel Tax Credits from the 2009 tax year into $55 million of Cellulosic Biofuel Producer Credits ($33 million benefit after-tax) a reduction of unrecognized tax benefits of $8 million related to this conversion, and the enacted tax changes in North Carolina and British Columbia. These tax benefits were partially offset by the $49 million (CDN $50 million) litigation settlement payment due to $38 million (CDN $39 million) being non-deductible for income tax purposes.

The Company’s gross unrecognized tax benefits were reduced in the first nine months of 2013 by $8 million for unrecognized tax benefits previously associated with Alternative Fuel Tax Credits from 2009 that were converted into Cellulosic Biofuel Producer Credits in the first quarter of 2013, partially offset by $5 million of accrued interest.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. INVENTORIES

The following table presents the components of inventories:

	September 30, 2013	December 31, 2012
	$	$
Work in process and finished goods	398	381
Raw materials	118	112
Operating and maintenance supplies	187	182

	703	675

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

September 30, 2013
$
Balance at December 31, 2012	263
Acquisition of Associated Hygienic Products LLC	103
Effect of foreign currency exchange rate change	1

Balance at end of period	367

The goodwill at September 30, 2013 is entirely related to the Personal Care segment (see Note 3 “Acquisition of Businesses” for further information on the increase in 2013).

At September 30, 2013, the accumulated impairment loss amounts to $321 million (2012 – $321 million). The impairment of goodwill was done in 2008, and was related to the Pulp and Paper segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. INTANGIBLE ASSETS, NET

The following table presents the components of intangible assets, net:

	Estimated useful lives (in years)	September 30, 2013			December 31, 2012
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$		$	$
Intangible assets subject to amortization
Water rights	40	8	(1)	7	8	(1)	7
Customer relationships	20 – 40	254	(11)	243	186	(9)	177
Trade names	7	7	(6)	1	7	(5)	2
Supplier agreement	5	—	—	—	6	(6)	—
Technology	7 – 20	8	(1)	7	8	—	8
Non-Compete	9	1	—	1	1	—	1
License rights	12	29	—	29	—	—	—

		307	(19)	288	216	(21)	195
Intangible assets not subject to amortization
Trade names		115	—	115	114	—	114
License rights		6	—	6	—	—	—

Total		428	(19)	409	330	(21)	309

Amortization expense related to intangible assets for the three and nine months ended September 30, 2013 was $3 million and $7 million, respectively (2012 – $2 million and $6 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2013	2014	2015	2016	2017
	$	$	$	$	$
Amortization expense related to intangible assets	10	13	12	12	12

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY AND IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand.

In relation to the withdrawal from one of the Company’s multiemployer pension plans in 2011, the Company recorded an additional charge to earnings of $1 million due to a change in the estimated withdrawal liability during the first quarter of 2013. During the second quarter of 2013, the Company decided to withdraw from another of its multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $3 million. At September 30, 2013, the total provision for the withdrawal liabilities is $51 million. While this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans at September 30, 2013, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the fourth quarter of 2013. Further, the Company remains liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

During the second quarter of 2013, the Company also incurred pension settlement losses in the amount of $13 million related to the previously closed Big River sawmill and Dryden paper mill for $6 million and $7 million, respectively.

Ariva U.S.

On July 31, 2013, the Company completed the sale its Ariva business in the United States (“Ariva U.S.”). Ariva U.S. has approximately 400 employees in the United States. As a result of this agreement, during the second quarter of 2013, the Company recorded a $5 million impairment of property, plant and equipment at its Ariva U.S. location, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income. (see Note 19 “Sale of Ariva U.S.” for further information).

Kamloops, British Columbia pulp facility

On December 13, 2012, the Company announced the permanent shut down of one pulp machine at its Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of Domtar’s annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees.

As a result, the Company recognized, under Impairment and write-down of property, plant and equipment, $10 million of accelerated depreciation in the first quarter of 2013. The pulp machine has ceased production in March 2013. Furthermore, during the first quarter of 2013 the Company reversed $1 million of severance and termination costs. During the second quarter of 2013, the Company reversed an additional $1 million of severance and termination costs, reversed $1 million of inventory obsolescence, and incurred $2 million of other costs.

Mira Loma, California converting plant

During the first quarter of 2012, the Company recorded a $2 million write-down of property, plant and equipment at its Mira Loma location in California, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income.

Other Costs

For the three and nine months ended September 30, 2013, the Company also incurred other costs related to previous and ongoing closures which include nil and $2 million, respectively, of severance and termination costs (2012 – nil and $1 million, respectively) and nil and nil, respectively, of other costs (2012 – $2 million and $2 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY AND IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

The following tables provide the components of closure and restructuring costs by segment:

Three months ended September 30, 2013
	Pulp and Paper	Personal Care	Corporate	Total
	$	$	$	$
Severance and termination costs	—	—	—	—
Inventory obsolescence	—	—	—	—
Pension settlement and withdrawal liability	—	—	—	—
Other	—	—	—	—

Closure and restructuring costs	—	—	—	—

	Nine months ended September 30, 2013
	Pulp and Paper	Personal Care	Corporate	Total
	$	$	$	$
Severance and termination costs	(2)	2	—	—
Inventory obsolescence	(1)	—	—	(1)
Pension settlement and withdrawal liability	11	—	6	17
Other	2	—	—	2

Closure and restructuring costs	10	2	6	18

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY AND IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Three months ended September 30, 2012
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	—	—	—
Inventory obsolescence	—	—	—
Pension settlement and withdrawal liability	—	—	—
Other	1	1	2

Closure and restructuring costs	1	1	2

	Nine months ended September 30, 2012
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	1	—	1
Inventory obsolescence	—	—	—
Pension settlement and withdrawal liability	—	—	—
Other	1	1	2

Closure and restructuring costs	2	1	3

The following table provides the activity in the closure and restructuring liability:

September 30, 2013
$
Balance at December 31, 2012	10
Payments	(3)
Pension provision (reflected in Accrued benefit obligation)	(3)

Balance at end of period	4

The above provision is comprised of severance and termination costs of $3 million in the Pulp and Paper segment and $1 million in the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1):

	Net derivative gains (losses) on cash flow hedges	Pension items	Post-retirement benefit items	Foreign currency items	Total
Balance at December 31, 2012	5	(326)	(15)	208	(128)

Natural gas swap contracts	(2)	N/A	N/A	N/A	(2)
Currency options	(3)	N/A	N/A	N/A	(3)
Net investment hedge	(1)	N/A	N/A	N/A	(1)
Foreign currency items	N/A	N/A	N/A	(27)	(27)
Remeasurement of pension plan obligaton(2)	N/A	19	—	N/A	19

Total Other comprehensive (loss) income before reclassifications	(6)	19	—	(27)	(14)

Amounts reclassified from Accumulated other comprehensive loss	3	18	2	—	23

Net current period other comprehensive (loss) income	(3)	37	2	(27)	9

Balance at September 30, 2013	2	(289)	(13)	181	(119)

(1)	All amounts are after tax.

(2)	Remeasurement gains of $19 million recorded in Accumulated other comprehensive loss related to pension.

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details of Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss			Affected line item in the Consolidated Statements of Earnings and Comprehensive Income
	For the three months ended
	September 30, 2013	September 30, 2012
Net derivative losses on cash flow hedges
Natural gas swap contracts	1	3		Cost of Sales
Currency options	2	—		Cost of Sales

Total before tax	3	3
Tax benefit	(1)	(1)		Income tax benefit

Net of tax	2	2

Amortization of defined benefit pension plans
Net actuarial loss (gain)	7	(8	)(a)
Prior service cost	1	1	(a)

Total before tax	8	(7)
Tax benefit	(9)	(3)		Income tax benefit

Net of tax	(1)	(10)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

Details of Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss			Affected line item in the Consolidated Statements of Earnings and Comprehensive Income
	For the nine months ended
	September 30, 2013	September 30, 2012
Net derivative losses on cash flow hedges
Natural gas swap contracts	3	9		Cost of Sales
Currency options	2	2		Cost of Sales

Total before tax	5	11
Tax benefit	(2)	(4)		Income tax benefit

Net of tax	3	7

Amortization of defined benefit pension plans
Net actuarial loss	35	1	(a)
Prior service cost	2	2	(a)

Total before tax	37	3
Tax benefit	(17)	(3)		Income tax benefit

Net of tax	20	—

(a)	These Accumulated other comprehensive loss components are included in the computation of net periodic benefit cost for pension and other post-retirement benefit plans as amortization of net actuarial loss, curtailment loss and settlement loss. Refer to Note 6 for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

On April 30, 2013 and July 30, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.55 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. Total dividends of approximately $19 million and $18 million, respectively, were paid on July 15, 2013 and October 15, 2013, respectively, to shareholders of record on June 14, 2013 and September 13, 2013, respectively.

On October 30, 2013, the Company’s Board of Directors approved a quarterly dividend of $0.55 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on January 15, 2014, to shareholders of record on December 13, 2013.

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

From 2010 through the first three quarters of 2013, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During the first three quarters of 2013, the Company repurchased 2,509,803 shares (2012 – 1,521,667 shares) at an average price of $73.10 (2012 – $78.77) for a total cost of $183 million (2012 – $120 million). Of the $183 million shares repurchased, nil was payable at September 30, 2013 (2012 – $4 million).

Since the inception of the Program, the Company has repurchased 11,170,506 shares at an average price of $78.48 for a total cost of $877 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against Domtar Inc. and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. Beyond the filing of preliminary pleadings, no steps have been taken by the parties in this action. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and Domtar Inc. (“responsible persons”) in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The relevant government authorities selected a remediation approach on July 15, 2011, and on January 8, 2013, the same authorities decided that each responsible persons’ implementation plan is satisfactory and that the responsible persons decide which plan is to be used. On February 6, 2013, the responsible persons appealed the January 8, 2013 decision and Seaspan applied for a stay of execution. On February 18, 2013, the Board granted an interim stay of the January 8, 2013 decision. The Board agreed to sever the Seaspan appeal and to hear it on an expedited basis. In a decision issued on May 9, 2013, the Board dismissed Seaspan’s severed appeal relating to the January 8, 2013 decision and the temporary stay was lifted. Most of the remaining appeals that were to be heard before the Board have been abandoned by the parties. Seaspan and Domtar have selected a remedial plan and are in the process of applying to the Vancouver Fraser Port Authority for permitting approval. The Company has recorded an environmental reserve to address its estimated exposure and the reasonably possible loss in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

September 30, 2013
$
Balance at beginning of period	83
Additions	1
Sale of closed facility	(3)
Environmental spending	(4)
Effect of foreign currency exchange rate change	(2)

Balance at end of period	75

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Climate change regulation

Since 1997, when an international conference on global warming concluded an agreement known as the Kyoto Protocol, which called for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas (“GHG”) concentrations, various international, national and local laws have been proposed or implemented focusing on reducing GHG emissions. These actual or proposed laws do or may apply in the jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

In the United States, Congress has considered legislation to reduce emissions of GHGs. Although the legislation has not passed, it appears that the federal government will continue to consider methods to reduce GHG emissions from public utilities and certain other emitters. The U.S. Environmental Protection Agency (“EPA”) has adopted and implemented GHG permitting requirements for certain new sources and modifications of existing industrial facilities and has recently proposed GHG performance standards for newly constructed electric utilities under the agency’s existing Clean Air Act authority. Furthermore, several states are regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs. President Obama has directed the EPA to propose emission guidelines for existing electric utilities by June 1, 2014, and to finalize the regulations for both new and existing units by June 1, 2015. The U.S. Supreme Court agreed, on October 15, 2013, to review whether or not the EPA permissibly determined that its regulation under the Clean Air Act of greenhouse gas emissions from mobile sources also allows the agency to establish permitting requirements for stationary sources that emit greenhouse gases. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG reduction programs or to pay taxes or other fees with respect to its GHG emissions. This, in turn, will increase the Company’s operating costs and capital spending. The Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

The Government of Canada has committed to reducing greenhouse gases by 17 percent from 2005 levels by 2020. A sector by sector approach is being used to set performance standards to reduce greenhouse gases. On September 5, 2012 final regulations were published for the coal-fired electrical generators which are scheduled to become effective July 1, 2015. The industry sector, which includes pulp and paper, is the next sector to undergo this review. The Company does not expect the performance standards to be disproportionately affected by these future measures compared with other pulp and paper producers in Canada.

The province of Quebec initiated a GHG cap-and-trade system on January 1, 2012. Reduction targets for Quebec have been promulgated and are effective January 1, 2013. The Company does not expect the cost of compliance will have a material impact on the Company’s financial position, results of operations or cash flows. British Columbia imposed a carbon tax in 2008, which applies to the purchase of fossil fuels within the province. There are currently no other federal or provincial statutory or regulatory obligations that affect the emission of GHGs for the Company’s pulp and paper operations elsewhere in Canada. The Province of Ontario is reviewing a potential regulatory program for GHG emission reductions that may include a cap-and-trade component.

While it is likely that there will be increased regulation relating to GHG emissions in the future, at this time it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations. The impact could, however, be material.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”)

On December 2, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in some of the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. The EPA announced the final rule on December 20, 2012 and it was subsequently published in the Federal Register on January 31, 2013 for major sources. The Company is developing plans to bring facilities affected by the Boiler MACT rule into compliance by the January 2016 regulatory deadline for major sources. The Company expects that the capital cost required to comply with the Boiler MACT rules is between $20 million and $30 million. The Company is currently assessing the associated increase in operating costs as well as alternate compliance strategies.

The EPA has agreed to reconsider a limited number of issues in the most recent Boiler MACT rule, and elements of EPA’s rule are expected to be legally challenged. At this point, these activities do not affect the Company’s compliance plans.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2013 cannot be predicted with certainty, it is management’s opinion that, except as noted below, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $104 million (CDN $110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $104 million (CDN $110 million) as well as additional compensatory damages. On June 24, 2013, the parties agreed to settle this litigation with a payment by the Company to George Weston Limited of $49 million (CDN $50 million). The settlement is reflected in Other operating loss, net on the Consolidated Statements of Earnings and Comprehensive Income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2013, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2013, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SEGMENT DISCLOSURES

Following the sale of Ariva U.S. on July 31, 2013, the Company decided to merge its Distribution segment with the Pulp and Paper segment. The Company operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•

Pulp and Paper Segment – comprises the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp. The Company owns and operates Ariva®, a network of strategically located paper and printing and packaging supplies distribution facilities in Canada, involved in the purchasing, warehousing, sale and distribution of the Company’s paper products and those of other manufacturers.

•	Personal Care Segment – consists of the manufacturing, marketing and distribution of adult incontinence products, absorbent hygiene products and infant diapers.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s reportable segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
SEGMENT DATA	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	$	$	$	$
Sales
Pulp and Paper	1,204	1,280	3,650	3,870
Personal Care	175	111	394	288

Total for reportable segments	1,379	1,391	4,044	4,158
Intersegment sales – Pulp and Paper	(4)	(2)	(12)	(3)

Consolidated sales	1,375	1,389	4,032	4,155

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	84	90	260	274
Personal Care	9	6	21	15

Total for reportable segments	93	96	281	289
Impairment and write-down of property, plant and equipment – Pulp and Paper	—	—	15	2

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	93	96	296	291

Operating income (loss)
Pulp and Paper	42	98	96	298
Personal Care	11	12	34	32
Corporate	(4)	(1)	(62)	(6)

Consolidated operating income	49	109	68	324
Interest expense, net	21	20	67	109

Earnings before income taxes and equity loss	28	89	1	215
Income tax expense (benefit)	1	22	(26)	57
Equity loss, net of taxes	—	1	1	5

Net earnings	27	66	26	153

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings, LLC, Domtar A.W. LLC (and subsidiary), Domtar AI Inc., Attends Healthcare Inc., EAM Corporation, Associated Hygiene Products LLC and Domtar Personal Care Absorbent Hygiene Inc., all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar Paper Company, LLC’s own 100% owned subsidiaries; including Domtar Delaware Holdings Inc., Attends Healthcare Limited and Domtar Inc., (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2013 and December 31, 2012 and the Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012, and the Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended September 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,148	494	(267)	1,375
Operating expenses
Cost of sales, excluding depreciation and amortization	—	968	415	(267)	1,116
Depreciation and amortization	—	69	24	—	93
Selling, general and administrative	8	60	27	—	95
Impairment and write-down of property, plant and equipment	—	—	—	—	—
Closure and restructuring costs	—	—	—	—	—
Other operating loss, net	1	19	2	—	22

	9	1,116	468	(267)	1,326

Operating (loss) income	(9)	32	26	—	49
Interest expense (income), net	23	5	(7)	—	21

(Loss) earnings before income taxes and equity loss	(32)	27	33	—	28
Income tax (benefit) expense	(9)	4	6	—	1
Equity loss, net of taxes	—	—	—	—	—
Share in earnings of equity accounted investees	50	27	—	(77)	—

Net income	27	50	27	(77)	27
Other comprehensive income	2	11	42	—	55

Comprehensive income	29	61	69	(77)	82

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,336	1,478	(782)	4,032
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,819	1,243	(782)	3,280
Depreciation and amortization	—	204	77	—	281
Selling, general and administrative	21	195	65	—	281
Impairment and write-down of property, plant and equipment	—	5	10	—	15
Closure and restructuring costs	—	6	12	—	18
Other operating loss, net	1	39	49	—	89

	22	3,268	1,456	(782)	3,964

Operating (loss) income	(22)	68	22	—	68
Interest expense (income), net	72	14	(19)	—	67

(Loss) earnings before income taxes and equity loss	(94)	54	41	—	1
Income tax (benefit) expense	(25)	(21)	20	—	(26)
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	95	20	—	(115)	—

Net earnings	26	95	20	(115)	26
Other comprehensive income (loss)	3	7	(1)	—	9

Comprehensive income	29	102	19	(115)	35

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended September 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,150	492	(253)	1,389
Operating expenses
Cost of sales, excluding depreciation and amortization	—	937	416	(253)	1,100
Depreciation and amortization	—	69	27	—	96
Selling, general and administrative	6	58	16	—	80
Impairment and write-down of property, plant and equipment	—	—	—	—	—
Closure and restructuring costs	—	2	—	—	2
Other operating (loss) income, net	—	(2)	4	—	2

	6	1,064	463	(253)	1,280

Operating (loss) income	(6)	86	29	—	109
Interest expense (income), net	22	5	(7)	—	20

(Loss) earnings before income taxes and equity loss	(28)	81	36	—	89
Income tax (benefit) expense	(9)	22	9	—	22
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	85	26	—	(111)	—

Net earnings	66	85	26	(111)	66
Other comprehensive income (loss)	3	(5)	52	—	50

Comprehensive income	69	80	78	(111)	116

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2012
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,456	1,448	(749)	4,155
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,797	1,215	(749)	3,263
Depreciation and amortization	—	222	67	—	289
Selling, general and administrative	24	210	34	—	268
Impairment and write-down of property, plant and equipment	—	2	—	—	2
Closure and restructuring costs	—	2	1	—	3
Other operating loss, net	—	—	6	—	6

	24	3,233	1,323	(749)	3,831

Operating (loss) income	(24)	223	125	—	324
Interest expense (income), net	114	14	(19)	—	109

(Loss) earnings before income taxes and equity loss	(138)	209	144	—	215
Income tax (benefit) expense	(46)	61	42	—	57
Equity loss, net of taxes	—	—	5	—	5
Share in earnings of equity accounted investees	245	97	—	(342)	—

Net earnings	153	245	97	(342)	153
Other comprehensive income (loss)	5	(5)	40	—	40

Comprehensive income	158	240	137	(342)	193

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2013
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	32	5	154	—	191
Receivables	—	396	187	—	583
Inventories	—	487	216	—	703
Prepaid expenses	8	11	12	—	31
Income and other taxes receivable	53	—	7	(12)	48
Intercompany accounts	454	3,784	37	(4,275)	—
Deferred income taxes	—	43	15	—	58

Total current assets	547	4,726	628	(4,287)	1,614
Property, plant and equipment, at cost	—	5,927	3,001	—	8,928
Accumulated depreciation	—	(3,670)	(1,906)	—	(5,576)

Net property, plant and equipment	—	2,257	1,095	—	3,352
Goodwill	—	296	71	—	367
Intangible assets, net of amortization	—	275	134	—	409
Investments in affiliates	7,538	2,039	—	(9,577)	—
Intercompany long-term advances	6	79	652	(737)	—
Other assets	33	—	127	(17)	143

Total assets	8,124	9,672	2,707	(14,618)	5,885

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	6	—	—	6
Trade and other payables	50	435	208	—	693
Intercompany accounts	3,795	413	67	(4,275)	—
Income and other taxes payable	16	7	5	(12)	16
Long-term debt due within one year	—	3	3	—	6

Total current liabilities	3,861	864	283	(4,287)	721
Long-term debt	1,084	5	13	—	1,102
Intercompany long-term loans	530	207	—	(737)	—
Deferred income taxes and other	—	877	69	—	946
Other liabilities and deferred credits	14	181	257	(17)	435
Shareholders’ equity	2,635	7,538	2,085	(9,577)	2,681

Total liabilities and shareholders’ equity	8,124	9,672	2,707	(14,618)	5,885

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	26	95	20	(115)	26
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	189	(44)	1	115	261

Cash flows provided from operating activities	215	51	21	—	287

Investing activities
Additions to property, plant and equipment	—	(116)	(64)	—	(180)
Proceeds from disposals of property, plant and equipment and sale of business	—	55	—	—	55
Acquisitions of businesses, net of cash acquired	—	(283)	(4)	—	(287)
Investment in joint venture	—	—	(1)	—	(1)

Cash flows used for investing activities	—	(344)	(69)	—	(413)

Financing activities
Dividend payments	(50)	—	—	—	(50)
Net change in bank indebtedness	—	(13)	—	—	(13)
Repayment of long-term debt	(71)	(25)	(3)	—	(99)
Stock repurchase	(183)	—	—	—	(183)
Increase in long-term advances to related parties	(156)	—	(108)	264	—
Decrease in long-term advances to related parties	—	264	—	(264)	—
Other	2	—	—	—	2

Cash flows (used for) provided from financing activities	(458)	226	(111)	—	(343)

Net decrease in cash and cash equivalents	(243)	(67)	(159)	—	(469)
Translation adjustments related to cash and cash equivalents	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	275	72	314	—	661

Cash and cash equivalents at end of period	32	5	154	—	191

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 19. SALE OF ARIVA U.S.

Ariva U.S.

On July 31, 2013, the Company completed the sale of its Ariva U.S. business to Central National Gottesman Inc. for net proceeds of $45 million. The sale resulted in a net loss on disposal of the Ariva U.S. business of $19 million in the third quarter of 2013 and has been recorded as a component of Other operating loss on the Consolidated Statements of Earnings and Comprehensive Income. The $19 million net loss consists of the following; $11 million of withdrawal liabilities relating to the multi-employer pension plan, $3 million of severance costs, $3 million loss on sale of net assets and $2 million relating to other provisions. The Company recorded a $5 million impairment of property, plant and equipment in the second quarter of 2013.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month and nine-month periods ended September 30, 2013 and 2012. The three-month and nine-month periods are also referred to as the third quarter of 2013 and 2012, and the first nine months of 2013 and 2012, respectively.

EXECUTIVE SUMMARY

On July 31, 2013, we sold our Ariva business in the United States (“Ariva U.S.”). The results of our former Distribution segment have been reclassified under the Pulp and Paper segment.

In the third quarter of 2013, we reported an operating income of $49 million, an increase of $79 million compared to an operating loss of $30 million in the second quarter of 2013. Our results of the second quarter were impacted by the settlement of a litigation with George Weston Limited for $49 million. In addition, our operating results improved when compared to the second quarter of 2013 mostly from an increase in operating income in our Pulp and Paper segment.

In our Pulp and Paper segment, our operating income increased by $26 million when compared to the second quarter of 2013. This increase in operating income is mostly due to a decrease in maintenance costs ($11 million), a decrease in restructuring charges ($10 million), higher volume ($9 million), lower costs of raw materials ($5 million), higher average selling prices for pulp ($3 million, reflecting a selling price increase of approximately 1% when compared to the second quarter of 2013), and the positive impact of a weaker Canadian dollar on our Canadian denominated expenses ($3 million). These increases in operating income were partially offset by a loss on sale of Ariva U.S. business of $19 million recorded in the third quarter of 2013 as well as an increase in fixed costs and other ($5 million). For more details on this sale, refer to Item 1, Financial Statements and Supplementary Data, of this Form 10-Q, under Note 19 “Sale of Ariva U.S.”

In our Personal Care segment, our operating income increased by $1 million when compared to the second quarter of 2013. This increase in operating income is mostly due to the acquisition of Associated Hygienic Products LLC (“AHP”) on July 1, 2013 as well as a decrease in restructuring charges ($2 million). These increases were partially offset by higher selling, general and administrative expenses as well as costs of raw materials when compared to the second quarter of 2013.

Outlook

Our pulp business should benefit from accelerating momentum in global demand, notably in China. The recently announced price increases for several paper grades are expected to positively impact results towards the end of the fourth quarter. We expect higher input costs due to higher usage in the winter months and we should see lower paper sales volumes in the fourth quarter due to seasonality. Looking out to 2014, we should continue to benefit from the recently announced paper price increases and our personal care business will continue to see earnings growth.

Closure and Restructuring Activities and Impairment and Write-down of Property, Plant and Equipment and Intangible Assets

Multiemployer Pension Plan

In relation to the withdrawal from one of our multiemployer pension plans in 2011, we recorded an additional charge to earnings of $1 million due to a change in the estimated withdrawal liability during the first quarter of 2013. During the second quarter of 2013, we decided to withdraw from another one of our multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $3 million. At September 30, 2013, the total provision for the withdrawal liabilities is $51 million. While this is our best estimate of the ultimate cost of the withdrawal from these plans at September 30, 2013, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the fourth quarter of 2013. Further, we remain liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

During the second quarter of 2013, we also incurred pension settlement losses related to the previously closed Big River sawmill and Dryden paper mill for $6 million and $7 million, respectively.

Ariva U.S.

At the end of July 2013, we sold our Ariva U.S. business. Ariva U.S. had approximately 400 employees in the United States. During the second quarter of 2013, we recorded a $5 million charge related to impairment of property, plant and equipment on our former Ariva U.S. assets, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income. In addition, in the third quarter of 2013, we recorded a loss on sale of $19 million. For more details on this sale, refer to Item 1, Financial Statements and Supplementary Data, of this Form 10-Q, under Note 19 “Sale of Ariva U.S.”

Kamloops, British Columbia pulp facility – 2012 and 2013

On December 13, 2012, we announced the permanent shut down of one pulp machine at our Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of our annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees. As a result, we recorded $10 million of accelerated depreciation, a component of Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income in the first quarter of 2013. The pulp machine ceased production in March 2013. Furthermore, during the first quarter of 2013, we reversed $1 million of severance and termination costs. During the second quarter of 2013, we reversed an additional $1 million of severance and termination costs and $1 million of inventory obsolescence, and incurred $2 million of other costs.

Mira Loma, California converting plant – 2012

During the first quarter of 2012, we recorded a $2 million write-down of property, plant and equipment at our Mira Loma California converting plant, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income.

Other Costs

For the three and nine months ended September 30, 2013, we also incurred other costs related to previous closures which include nil and $2 million, respectively, of severance and termination costs (2012—nil and $1 million, respectively) and nil and nil, respectively, of other costs (2012- $2 million and $2 million, respectively).

We continue to evaluate potential adjustments to our production capacity, which may include additional closures of machines or entire mills, and we could recognize significant cash and/or non-cash charges relating to any such closures in future periods. For information relating to all our closure and restructuring activities, refer to Item 1, Financial Statements and Supplementary Data, of this Form 10-Q, under Note 12 “Closure and Restructuring Costs and Liability and Impairment of Property, Plant and Equipment.”

OUR BUSINESS

Information relating to our business is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There has not been any material change in our business since December 31, 2012. On July 31, 2013, we sold our Ariva U.S. business and the results of the former Distribution segment have been reclassified under the Pulp and Paper segment.

We now operate in two reportable segments as described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies.

The following summary briefly describes the operations included in each of our reportable segments:

Pulp and Paper: Our Pulp and Paper segment comprises the design, manufacturing, marketing and distribution of communication and specialty and packaging papers, as well as softwood, fluff and hardwood market pulp. We own and operate Ariva®, a network of strategically located paper, printing and packaging supplies distribution facilities in Canada, involved in the purchasing, warehousing, sale and distribution of our paper products and those of other manufacturers.

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of adult incontinence products, absorbent hygiene products and infant diapers.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENTS REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the third quarter of 2013 and 2012 and the first nine months of 2013 and 2012:

	Three months ended		Nine months ended
FINANCIAL HIGHLIGHTS	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(In millions of dollars, unless otherwise noted)
Sales	$1,375	$1,389	$4,032	$4,155
Operating income	49	109	68	324
Net earnings	27	66	26	153
Net earnings per common share (in dollars)[1]:
Basic	0.83	1.85	0.77	4.21
Diluted	0.82	1.84	0.77	4.20
Operating income (loss) per segment:
Pulp and Paper	$42	$98	$96	$298
Personal Care	11	12	34	32
Corporate	(4)	(1)	(62)	(6)

Total	$49	$109	$68	$324

			At September 30, 2013	At December 31, 2012
Total assets			$5,885	$6,123
Total long-term debt, including current portion			$1,108	$1,207

1 Refer to Note 5 of the consolidated financial statements included in Item 1 of this Form 10-Q, for more information on the calculation of net earnings per common share.

THIRD QUARTER 2013 VERSUS

THIRD QUARTER 2012

Sales

Sales for the third quarter of 2013 amounted to $1,375 million, a decrease of $14 million, or 1%, from sales of $1,389 million in the third quarter of 2012. This decrease in sales is mainly attributable to the sale of our Ariva U.S. business in the third quarter of 2013 ($52 million), a decrease in our pulp and manufactured paper sales volume ($36 million and $11 million, respectively, a decrease of approximately 14% in our pulp shipments and a decrease of approximately 1% in our paper manufactured shipments) and a decrease in our net average selling price for manufactured paper ($24 million, a decrease of approximately 3% in our net average selling price when compared to the third quarter of 2012). This decrease was partially offset by the inclusion of sales from our newly acquired business AHP since July 1, 2013 ($64 million), an increase in our paper sales volume sourced from third parties ($24 million) and an increase in our total average selling price for pulp ($16 million, reflecting a selling price increase of approximately 7% when compared to the total average selling price in the third quarter of 2012).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $1,116 million in the third quarter of 2013, an increase of $16 million, or 1%, compared to cost of sales, excluding depreciation and amortization, of $1,100 million in the third quarter of 2012. In our Pulp and Paper segment, this increase is mainly attributable to the cost of sales relating to higher paper sales volume sourced from third parties ($21 million), higher maintenance costs ($12 million), the negative impact of lower pulp and paper production volume ($9 million), higher costs of raw materials including energy ($5 million), fiber ($5 million) and chemicals ($1 million), higher freight costs ($7 million) and higher compensation costs ($4 million). These increases were partially offset by the sale of our Ariva U.S. business in the third quarter of 2013 ($50 million), a decrease in our pulp and manufactured paper shipments ($32 million and $10 million, respectively) as well as overall favorable exchange rates, net of our hedging program ($10 million). In our Personal Care segment, the increase is mostly due to the inclusion of cost of sales of AHP ($55 million).

Depreciation and Amortization

Depreciation and amortization amounted to $93 million in the third quarter of 2013, a decrease of $3 million, or 3%, compared to depreciation and amortization of $96 million in the third quarter of 2012. In our Pulp and Paper segment, depreciation and amortization decreased by $6 million, primarily due to several assets reaching the end of their useful lives and reduced assets following the permanent shut down of a pulp machine at Kamloops in the first quarter of 2013. In our Personal Care segment, depreciation and amortization expense increased by $3 million, primarily as a result of the inclusion of AHP.

Selling, General and Administrative Expenses

SG&A expenses amounted to $95 million in the third quarter of 2013, an increase of $15 million, or 19%, compared to SG&A expenses of $80 million in the third quarter of 2012. This increase in SG&A is primarily due to the curtailment gain of a post-retirement benefit plan of $13 million in the third quarter of 2012, higher stock based compensation expense as a result of mark-to-market adjustments ($2 million), the inclusion of SG&A expenses for AHP for a full quarter ($5 million) and an increase in general administrative charges ($8 million). These increases were partially offset by lower charges for our variable compensation program ($6 million) as well as the sale of our Ariva U.S. business ($7 million).

Other Operating Loss, Net

Other operating loss, net amounted to $22 million in the third quarter of 2013, an increase of $20 million compared to other operating loss, net of $2 million in the third quarter of 2012. This increase in other operating loss, net is primarily due to the loss on sale of our Ariva U.S. business following the completion of its sale on July 31, 2013 ($19 million).

Operating Income

Operating income in the third quarter of 2013 amounted to $49 million, a decrease of $60 million compared to operating income of $109 million in the third quarter of 2012, due mostly to the factors mentioned above. In addition, restructuring charges of $2 million were incurred in the third quarter of 2012, compared to nil in the third quarter of 2013, as discussed above.

Interest Expense, Net

We incurred $21 million of net interest expense in the third quarter of 2013, an increase of $1 million compared to net interest expense of $20 million in the third quarter of 2012. This increase in net interest expense is primarily due to the issuance of $250 million of 6.25% Notes due 2042, for net proceeds of $247 million in the third quarter of 2012 ($2 million) and is offset by a decrease in interest expense as a result of the redemption of our outstanding 5.375% Notes due 2013, for par value of $71 million in the first quarter of 2013 ($1 million).

Income Taxes

For the third quarter of 2013, our income tax expense amounted to $1 million, consisting of a current tax expense of $10 million and a deferred tax benefit of $9 million. This compares to an income tax expense of $22 million in the third quarter of 2012, consisting of a current tax expense of $17 million and a deferred tax expense of $5 million. We made income tax payments, net of refunds, of $1 million during the third quarter of 2013. Our effective tax rate for the third quarter was 4% compared to an effective tax rate of 25% in the third quarter of 2012. The effective tax rates for both the third quarter of 2013 and the third quarter of 2012 were impacted by the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of our 2012 and 2011 tax returns, respectively. Additionally, the effective tax rate for the third quarter of 2013 was impacted by the benefit of enacted state and provincial tax law changes in North Carolina and British Columbia.

Equity Loss

We incurred an equity loss of nil with regard to our joint venture Celluforce Inc. in the third quarter of 2013 (2012- $1 million, net of taxes).

Net Earnings

Net earnings amounted to $27 million ($0.82 per common share on a diluted basis) in the third quarter of 2013, a decrease of $39 million compared to net earnings of $66 million ($1.84 per common share on a diluted basis) in the third quarter of 2012, mainly due to the factors mentioned above.

FIRST NINE MONTHS OF 2013 VERSUS

FIRST NINE MONTHS OF 2012

Sales

Sales for the first nine months of 2013 amounted to $4,032 million, a decrease of $123 million, or 3%, from sales of $4,155 million in the first nine months of 2012. In our Pulp and Paper segment, this decrease in sales is mainly attributable to the sale of our Ariva U.S. business on July 31, 2013 as well as a decrease in deliveries of our former Ariva U.S. business for the first half of 2013 when compared to the first half of 2012 ($52 million and $36 million, respectively), a decrease in our manufactured paper sales volume ($77 million, a decrease of approximately 3% in manufactured paper shipments, when compared to the first nine months of 2012) and a decrease in our pulp sales volume ($56 million, a decrease of approximately 7% in pulp shipments when compared to the first nine months of 2012). In addition, our net average selling price for manufactured paper decreased when compared to the first nine months of 2012 ($71 million, reflecting a net average selling price decrease of approximately 3%). These decreases were partially offset by the increase in our paper sales volume sourced from third parties ($32 million). In addition, our total average selling price for pulp increased when compared to the first nine months of 2012 ($21 million, reflecting a total average selling price increase of approximately 3% when compared to the total average selling price in the first nine months of 2012). In our Personal Care segment, the increase in sales is primarily due to the inclusion of AHP for a full quarter ($64 million), and a full nine months of sales from Attends Healthcare Limited (“Attends Europe”) and EAM Corporation (“EAM”) following their acquisitions in the first and second quarters of 2012, respectively.

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $3,280 million in the first nine months of 2013, an increase of $17 million, or less than 1%, compared to cost of sales, excluding depreciation and amortization, of $3,263 million in the first nine months of 2012. In our Pulp and Paper segment, this increase is mainly attributable to higher paper sales volume sourced from third parties ($28 million), the negative impact of lower paper and pulp production volume ($36 million), higher maintenance costs ($30 million), higher costs of raw materials, including fiber ($14 million), energy ($13 million) and chemicals ($6 million), higher freight costs ($12 million) and higher compensation costs ($11 million). These increases were partially offset by the sale of our Ariva U.S. business in the third quarter of 2013 as well as lower deliveries of our former Ariva U.S. business in the first half of 2013 when compared to the first half of 2012 ($50 million and $31 million, respectively), lower shipments of manufactured paper and pulp ($61 million and $50 million, respectively), as well as favorable exchange rates, net of our hedging program ($16 million). In our Personal Care segment, cost of sales increased primarily due to the inclusion of AHP for a full quarter ($55 million) as well as the inclusion of a full nine months of cost of sales for Attends Europe and EAM. In addition, unfavorable exchange rates, net of our hedging program amounted to $2 million. These increases were partially offset by lower freight costs ($1 million).

Depreciation and Amortization

Depreciation and amortization amounted to $281 million in the first nine months of 2013, a decrease of $8 million, or 3%, compared to depreciation and amortization of $289 million in the first nine months of 2012. In our Pulp and Paper segment, depreciation and amortization decreased by $14 million, primarily due to several assets reaching their useful lives, reduced assets following the permanent shut down of a pulp machine at Kamloops, reduced assets following the write down of intangible assets in the fourth quarter of 2012 and the impairment of property, plant and equipment in the second quarter of 2013, both related to our former Ariva U.S. business. In our Personal Care segment, depreciation and amortization expenses increased by $6 million, primarily due to the inclusion of AHP for a full quarter as well as the inclusion of a full nine months for Attends Europe and EAM.

Selling, General and Administrative Expenses

SG&A expenses amounted to $281 million in the first nine months of 2013, an increase of $13 million, or 5%, compared to SG&A expenses of $268 million in the first nine months of 2012. This increase in SG&A is primarily due to the curtailment gain of a post-retirement benefit plan of $13 million in the third quarter of 2012, higher sales and marketing expenses ($6 million) and costs incurred for the creation of our new divisional head office in Raleigh, North Carolina for our Personal Care segment ($5 million). In addition, SG&A expenses also increased due the inclusion of AHP ($5 million) for a full quarter and a full nine months of Attends Europe and EAM. These increases were partially offset by lower mark-to-market adjustments on stock-based compensation ($10 million), lower merger and acquisition expenses ($4 million) and lower expense for our variable compensation program ($2 million) in the first nine months of 2013 when compared to the first nine months of 2012.

Other Operating Loss, Net

Other operating loss, net amounted to $89 million in the first nine months of 2013, an increase of $83 million compared to other operating loss, net of $6 million in the first nine months of 2012. This increase in other operating loss, net is primarily due to the payment for the litigation settlement with George Weston Limited ($49 million) in the second quarter of 2013, the conversion of Alternative Fuel Tax Credit (“AFTC”) to Cellulosic Biofuel Producer Credit (“CBPC”) ($26 million) in the first quarter of 2013 and the loss on sale of Ariva U.S. business ($19 million) in the third quarter of 2013. In addition, there was a payment for a litigation settlement at Dryden ($1 million) in the second quarter of 2013. These increases were partially offset by the gain on sale of Port Edwards assets ($10 million) in the first quarter of 2013, favorable foreign exchange on working capital items ($4 million) and a gain for a litigation settlement related to Lebel-sur-Quévillon, a former mill ($2 million) in the second quarter of 2013.

Operating Income

Operating income in the first nine months of 2013 amounted to $68 million, a decrease of $256 million compared to operating income of $324 million in the first nine months of 2012, due mostly to the factors mentioned above. In addition, we recognized an impairment and write-down of property, plant and equipment costs as a result of an accelerated depreciation charge of $10 million from the closure of a pulp machine at our Kamloops pulp mill in the first quarter of 2013 and impairment and write-down of property, plant and equipment charge of $5 million related to property, plant and equipment for our former Ariva U.S. assets in the second quarter of 2013. This compares to a charge of $2 million in the first nine months of 2012 related to our Mira Loma location. Restructuring charges of $18 million were recorded in the first nine months of 2013 compared to $3 million in the first nine months of 2012, as discussed above.

Interest Expense, Net

We incurred $67 million of net interest expense in the first nine months of 2013, a decrease of $42 million compared to net interest expense of $109 million in the first nine months of 2012. This decrease in net interest expense is primarily due to the premium paid on the repurchase of our 10.75% Notes due 2017, 9.5% Notes due 2016, 7.125% Notes due 2015 and 5.375% Notes due 2013, on which we incurred $47 million of tender premiums and $3 million of additional charges as a result of this extinguishment in the first nine months of 2012, whereas in the first nine months of 2013, we recorded a charge of $2 million due to premiums paid on the repayment of our 5.375% Notes due 2013 and $1 million of additional charges. As a result of the repurchase in 2012, interest expense on those Notes decreased ($6 million).This decrease was partially offset by the increase in interest expense as a result of the issuance of the $300 million of 4.4% Notes due 2022 and the issuance of $250 million of 6.25% Notes due 2042, in the first quarter and third quarter of 2012, respectively.

Income Taxes

For the first nine months of 2013, our income tax benefit amounted to $26 million, consisting of a current tax benefit of $17 million and a deferred tax benefit of $9 million. This compares to an income tax expense of $57 million in the first nine months of 2012, consisting of a current tax expense of $44 million and a deferred tax expense of $13 million. We received income tax refunds, net of payments, of $8 million during the first nine months of 2013. Our effective tax rate for the first nine months of 2013 was negative compared to the effective tax rate of 27% for the first nine months of 2012. The tax benefit for the first nine months of 2013 was impacted by the conversion of $26 million of AFTC from the 2009 tax year into $55 million of CBPC ($33 million benefit after-tax) as well as a reduction of unrecognized tax benefits of $8 million previously associated with AFTC from 2009 that were converted into CBPC, and the enacted tax changes in North Carolina and British Columbia. These tax benefits were partially offset by the $49 million litigation settlement payment due to $38 million being non-deductible for income tax purposes. The effective tax rate for the first nine months of 2012 was impacted by the tax benefit on $50 million of debt premium and repurchase costs as well as by the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of our 2011 tax return.

The Company’s gross unrecognized tax benefits were reduced in the first nine months of 2013 by the reduction of $8 million for unrecognized tax benefits previously associated with AFTC from 2009 that were converted into CBPC in the first quarter of 2013, partially offset by $5 million of accrued interest.

Equity Loss

We incurred a $1 million equity loss, net of taxes of nil, with regard to our joint venture Celluforce Inc. in the first nine months of 2013 (2012- $5 million).

Net Earnings

Net earnings amounted to $26 million ($0.77 per common share on a diluted basis) in the first nine months of 2013, a decrease of $127 million compared to net earnings of $153 million ($4.20 per common share on a diluted basis) in the first nine months of 2012, mainly due to the factors mentioned above.

PULP AND PAPER

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$1,204	$1,280	$3,650	$3,870
Operating income	42	98	96	298
Shipments
Paper (in thousands of ST) – manufactured	814	826	2,443	2,515
Pulp (in thousands of ADMT) – third party	352	415	1,068	1,172

Sales and Operating Income

Sales

Sales in our Pulp and Paper segment amounted to $1,204 million in the third quarter of 2013, a decrease of $76 million, or approximately 6%, compared to sales of $1,280 million in the third quarter of 2012. This decrease in sales is mostly attributable to the sale of our Ariva U.S. business on July 31, 2013 ($52 million), a decrease in our pulp and manufactured paper sales volume ($36 million and $11 million, respectively, a decrease of approximately 14% in our pulp shipments and a decrease of approximately 1% in our manufactured paper shipments) and a decrease in our net average selling price for manufactured paper ($24 million, a decrease of approximately 3% in our average selling price when compared to the third quarter of 2012). These decreases were partially offset by an increase in our paper sales volume sourced from third parties ($24 million) and an increase in our total average selling price for pulp ($16 million, reflecting an average selling price increase of approximately 7%) when compared to the third quarter of 2012.

Sales in our Pulp and Paper segment amounted to $3,650 in the first nine months of 2013, a decrease of $220 million, or approximately 6%, compared to sales of $3,870 million in the first nine months of 2012. The decrease in sales is mainly attributable to the sale of our Ariva U.S. business on July 31, 2013 as well as a decrease in deliveries of our former Ariva U.S. business for the first half of 2013 when compared to the first half of 2012 ($52 million and $36 million, respectively), a decrease in our manufactured paper sales volume ($77 million, a decrease of approximately 3% in manufactured paper shipments, when compared to the first nine months of 2012) and a decrease in our pulp sales volume ($56 million, a decrease of approximately 7% in pulp shipments when compared to the first nine months of 2012). In addition, our net average selling price for manufactured paper decreased when compared to the first nine months of 2012 ($71 million, reflecting a net average selling price decrease of approximately 3% when compared to the first nine months of 2012). These decreases were partially offset by an increase in our paper sales volume from third parties ($32 million) and an increase in our total average selling price for pulp when compared to the first nine months of 2012 ($21 million, reflecting a total average selling price increase of approximately 3%).

Operating Income

Operating income in our Pulp and Paper segment amounted to $42 million in the third quarter of 2013, a decrease of $56 million, when compared to operating income of $98 million in the third quarter of 2012. Overall, our operating results declined when compared to the third quarter of 2012, primarily due to lower average selling prices for manufactured paper as described above, the negative impact of lower pulp production volume ($13 million, due primarily to the closure of a pulp machine at Kamloops as well as duration of the outages), higher maintenance costs ($12 million), higher costs of raw materials, including energy ($5 million, due primarily to the increase in natural gas usage following the natural gas conversion), fiber ($5 million, as a result of an increase in higher priced softwood chips) and chemicals ($1 million) and lower shipments of pulp ($4 million) and manufactured paper ($3 million). In addition, we had higher freight costs ($7 million), higher compensation costs ($4 million) and higher selling, general and administrative expenses ($3 million) in the third quarter of 2013 when compared to the third quarter of 2012. These increases were partially offset by higher total average selling price for pulp ($16 million), the sale of our Ariva U.S. business in the third quarter of 2013 ($11 million) and the positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($10 million). In the third quarter of 2012, we had restructuring charges of $1 million relating to severance and termination costs on previous closures, compared to nil in the third quarter of 2013.

For the first nine months of 2013, operating income in our Pulp and Paper segment amounted to $96 million, a decrease of $202 million, when compared to operating income of $298 million in the first nine months of 2012. The decrease is mostly attributable to lower net average selling prices for manufactured paper as described above, the negative impact of lower paper and pulp production volume ($36 million), higher maintenance costs ($30 million), lower shipments of manufactured paper ($17 million) and pulp ($6 million), higher costs of raw materials, including fiber ($14 million), energy ($13 million) and chemicals ($6 million), higher freight costs ($12 million) and higher compensation costs ($11 million). In addition, restructuring charges increased as discussed above ($8 million) and impairment charges increased ($13 million) primarily due to accelerated depreciation charges relating to the closure of a pulp machine at Kamloops in the first quarter of 2013. We also converted AFTC to CBPC ($26 million) in the first quarter of 2013 and recorded a loss on sale of property, plant and equipment in relation to the sale of our Ariva U.S. business ($19 million) in the third quarter of 2013. These decreases were partially offset by the positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($16 million) and higher total average selling prices for pulp ($21 million). The decrease was also partially offset by the gain on sale of Port Edwards assets ($10 million) in the first quarter of 2013.

Pricing Environment

Paper

Average sales prices for our manufactured paper business experienced a decrease of $30/ton or approximately 3%, in the third quarter of 2013 compared to the third quarter of 2012.

For the first nine months of 2013, our average paper sales prices for our manufactured paper business decreased when compared to the first nine months of 2012. Our average sales prices were lower by $29/ton, or approximately 3% in the first nine months of 2013 compared to the first nine months of 2012.

Pulp

Our total average pulp sales prices experienced an increase of $44/metric ton, or approximately 7%, in the third quarter of 2013 compared to the third quarter of 2012.

For the first nine months of 2013, our total average pulp sales prices increased when compared to the first nine months of 2012. Our average sales prices were higher by $19/metric ton, or approximately 3%, in the first nine months of 2013 compared to the first nine months of 2012.

Operations

Paper Shipments

Our manufactured paper shipments decreased by 12,000 tons, or approximately 1%, in the third quarter of 2013 compared to the third quarter of 2012, primarily due to a decrease in market demand for our paper.

For the first nine months of 2013, our manufactured paper shipments decreased by 72,000 tons, or approximately 3% when compared to the first nine months of 2012. The decrease in the first nine months of 2013 when compared to the first nine months of 2012 is primarily due to lower market demand.

Pulp Shipments

Our pulp trade shipments, decreased by 63,000 metric tons, or approximately 15%, in the third quarter of 2013 compared to the third quarter of 2012.

For the first nine months of 2013, our pulp trade shipments decreased by 104,000 metric tons, or approximately 9%, when compared to the first nine months of 2012, and were impacted by the factors mentioned above.

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

In Canada, all agreements are ratified. Ariva Canada will begin bargaining in the last quarter of 2013 at Lachine and Quebec City locations. The Ottawa warehouse agreement expires December 2013 but will be delayed and conducted with the Mississauga Warehouse union in first quarter 2014. All union locals in Canada that were formerly known as the Communications, Energy and Paperworker Union of Canada (“CEP”) will now be referred to as Unifor due to CEP’s merger with Canadian Auto Workers (“CAW”) to create Unifor.

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

As of September 30, 2013, we have gross unrecognized tax benefits and interest of $193 million and related deferred tax assets of $18 million associated with the AFTC claimed on our 2009 tax return. The recognition of these benefits, $175 million net of deferred taxes, would impact the effective tax rate. During the second quarter of 2012, the IRS began an audit of our 2009 U.S. income tax return and in the third quarter of 2013 expanded the audit period to include the tax returns for the 2010 and 2011 tax years. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. We reasonably expect that the audit settlement, which could happen within the next 12 months, may result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Closure and Restructuring

During the third quarter of 2013, we incurred nil of closure and restructuring costs compared to $2 million in the third quarter of 2012. During the first nine months of 2013, we incurred $10 million of closure and restructuring costs compared to $2 million in the first nine months of 2012.

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

For more details on the closure and restructuring costs, refer to the Executive Summary of this MD&A or to Item I, Financial Statement and Supplementary Data, Note 12, “Closure and Restructuring Costs and Liability and Impairment of Property, Plant and Equipment,” of this Form 10-Q.

PERSONAL CARE

	Three months ended		Nine months ended
SELECTED INFORMATION	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(In millions of dollars)
Sales	$175	$111	$394	$288
Operating income	11	12	34	32

Sales and Operating Income

Sales

Sales in our Personal Care segment amounted to $175 million in the third quarter of 2013, an increase of $64 million, when compared to sales of $111 million in the third quarter of 2012. This increase is due primarily to the inclusion of AHP for a full quarter in the third quarter of 2013, following its acquisition on July 1, 2013.

Sales in our Personal Care segment amounted to $394 million in the first nine months of 2013, an increase of $106 million, when compared to sales of $288 million in the first nine months of 2012. This increase is due primarily to the inclusion of a full quarter of sales of AHP in the first nine months of 2013 compared to the first nine months of 2012 as well as the inclusion of a full nine months of sales of Attends Europe in the first nine months of 2013 compared to the inclusion of seven months in the first nine months of 2012 and the inclusion of a full nine months of sales of EAM in the first nine months of 2013 compared to the inclusion of five months in the first nine months of 2012.

Operating Income

Operating income amounted to $11 million in the third quarter of 2013, a decrease of $1 million, when compared to operating income of $12 million in the third quarter of 2012. This decrease is mostly due to higher selling, general and administrative expenses ($5 million), mainly due to the creation of our new divisional head office in Raleigh, North Carolina when compared to the third quarter of 2012, as well as an increase in the cost of raw materials ($1 million). These increases were partially offset by the inclusion of results for a full quarter of AHP in the third quarter of 2013 and an increase in higher margin product mix ($3 million) when compared to the third quarter of 2012.

Operating income amounted to $34 million in the first nine months of 2013, an increase of $2 million, when compared to operating income of $32 million in the first nine months of 2012. This increase is mainly due to the inclusion of a full nine months of Attends Europe in the first nine months of 2013 compared to the inclusion of seven months in the first nine months of 2012 and the inclusion of a full nine months of EAM in the first nine months of 2013 compared to the inclusion of five months in the first nine months of 2012. This increase was partially offset by higher selling, general and administrative expenses, mostly due to the creation of our new divisional head office in Raleigh, North Carolina ($6 million) as well as an increase in restructuring charges ($1 million) when compared to the first nine months of 2012.

Operations

Acquisition of Associated Hygienic Products LLC (“AHP”)

On July 1, 2013, we completed the acquisition of 100% of the outstanding shares of AHP. AHP manufactures and markets infant diapers in the United States. AHP has approximately 600 employees and operates two manufacturing facilities, a 376,500 square foot manufacturing facility in Delaware, Ohio and a 312,500 square foot manufacturing facility in Waco, Texas. The results of AHP’s operations are included in the Personal Care reportable segment starting July 1, 2013. The purchase price was $276 million in cash, including working capital, net of cash acquired of $2 million. For more details, refer to Note 3 “Acquisition of Businesses” of this Form 10-Q.

Labor

We employ approximately 1,403 employees in our Personal Care segment. Approximately 941 non-unionized employees are in North America, including 543 employees at AHP, and 61 employees at EAM, and 462 employees are in Europe of which the majority are unionized.

STOCK-BASED COMPENSATION EXPENSE

For the third quarter of 2013 and the first nine months of 2013, compensation expense of $6 million was incurred for all outstanding awards recognized in our results of operations, as a result of the mark-to-market impact related to the liability awards. This compares to $4 million and $16 million in the third quarter and the first nine months of 2012, respectively. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $596 million is currently undrawn and available or through our receivables securitization facility, of which $98 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements will be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $287 million in the first nine months of 2013, a $124 million decrease compared to cash flows provided from operating activities of $411 million in the first nine months of 2012. This decrease in cash flows provided from operating activities is primarily due to decreased profitability in the first nine months of 2013 when compared to the first nine months of 2012 ($127 million). The nine months ended September 30, 2013 included the litigation settlement with George Weston Limited for $49 million ($46 million after tax) and a net benefit related to the conversion of AFTC to CBPC ($15 million net income benefit). These decreases were partially offset by the premium paid on the redemption of the 5.375% Notes due 2013 in the first nine months of 2013 which was $45 million ($28 million after tax) lower than the tender premiums paid on the partial repurchase of our 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016 and 10.75% Notes due 2017 in the first nine months of 2012. In addition to lower premiums paid, we consumed less cash from lower working capital requirements.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first nine months of 2013 amounted to $413 million, a $56 million decrease compared to cash flows used for investing activities of $469 million in the first nine months of 2012. This decrease in cash flows used for investing activities is due to an increase in proceeds from disposals of $55 million mainly due to the sale of our Ariva U.S. business ($45 million) and by the proceeds from sale on the disposal of Port Edwards assets ($9 million), both in the first nine months of 2013. The acquisition of Attends Europe in the first quarter of 2012 for $232 million (€173 million) and EAM for $61 million in the second quarter of 2012 was mostly offset by the acquisition of AHP in the third quarter of 2013 ($276 million). In addition, we invested $1 million in our joint venture in the first nine months of 2013 compared to $5 million in the first nine months of 2012. These decreases were partially offset by an increase in additions to property, plant and equipment of $9 million due mainly to increased spending in our Personal Care segment for additional production lines and in our Pulp and Paper segment for upgrades and modifications to our existing assets.

Financing Activities

Cash flows used for financing activities totaled $343 million in the first nine months of 2013, compared to cash flows provided from financing activities of $207 million in the first nine months of 2012. This $550 million increase in cash flows used for financing activities is mainly attributable to the issuance of $300 million of 4.4% Notes due 2022 and issuance of $250 million of 6.25% Notes due 2042 in the first nine months of 2012 and is offset by the impact of the cash tender offer during the first nine months of 2012. In the 2012 tender offer, we repurchased $1 million of 5.375% Notes due 2013, $47 million of 7.125% Notes due 2015, $31 million of 9.5% Notes due 2016 and $107 million of 10.75% Notes due 2017, for a total cash consideration of $186 million, excluding accrued and unpaid interest. This compares to the redemption of the 5.375% Notes due 2013 in the first quarter of 2013 for $71 million. We also repurchased shares of our common stock for $183 million in the first nine months of 2013 compared to $116 million in the first nine months of 2012, we also made dividend payments of $50 million in the first nine months of 2013 compared to $42 million in the first nine months of 2012. Further, we repaid $28 million of capital leases relating to land and buildings in the first nine months of 2013 compared to $5 million in the first nine months of 2012 and decreased bank indebtedness by $21 million in the first nine months of 2013 when compared to the first nine months of 2012.

Capital Resources

Unsecured Notes Redemption

During the first quarter of 2013, we redeemed our outstanding 5.375% Notes due 2013, for par value of $71 million and incurred $2 million of premiums paid and additional charges of $1 million, included in Interest expense on the Consolidated Statement of Earnings and Comprehensive Income.

As a result of a cash tender offer in the first quarter of 2012, we repurchased $1 million of 5.375% Notes due 2013, $47 million of 7.125% Notes due 2015, $31 million of 9.5% Notes due 2016 and $107 million of the 10.75% Notes due 2017 for a total cash consideration of $186 million. We incurred $47 million of tender premiums and additional charges of $3 million as a result of this extinguishment, both of which are included in Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

Senior Notes Offering

On August 20, 2012, we issued $250 million of 6.25% Notes due 2042, for net proceeds of $247 million. The net proceeds from the offering of the notes were placed in short-term investment vehicles before being used for general corporate purposes.

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

The 6.25% Notes due 2042 and 4.4% Notes due 2022 are redeemable, in whole or in part, at our option at any time. In the event of a change in control, each holder will have the right to require us to repurchase all or any part of such holder’s notes at a purchase price in cash equal to 101% of the principal amount of the notes, plus any accrued and unpaid interest. The notes are unsecured obligations and rank equally with existing and future unsecured and unsubordinated indebtedness. The notes are fully and unconditionally guaranteed on an unsecured basis by direct and indirect, existing and future, U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2013, we were in compliance with our covenants, and no amounts were borrowed (September 30, 2012 – nil). At September 30, 2013, we had outstanding letters of credit amounting to $4 million under this credit facility (September 30, 2012- $12 million). We had $596 million available under our credit facility at September 30, 2013.

All borrowings under the Credit Agreement are unsecured. However, almost all of our domestic subsidiaries unconditionally guarantee any obligations from time to time arising under the Credit Agreement, and certain of our subsidiaries that are not organized in the United States unconditionally guarantee any obligations of Domtar Inc., the Canadian subsidiary borrower, under the Credit Agreement, in each case, subject to the provisions of the Credit Agreement.

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

Receivables Securitization

We have a receivables securitization facility that matures in March 2016, with a utilization limit for borrowings or letters of credit of $144 million at September 30, 2013. This was extended in the first quarter of 2013 from the prior maturity date of November 2013.

At September 30, 2013, we had no borrowings and $46 million of letters of credit under the facility (September 30, 2012 – $46 million). We had $98 million available under our facility at September 30, 2013. The facility contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility, and certain judgments being entered against us or our subsidiaries that remain outstanding for 60 consecutive days.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to us and we acquired Domtar Inc. on March 7, 2007 (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of September 30, 2013, there were 584,214 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667 exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2013, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2013, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

FUTURE ACCOUNTING CHANGES

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, an update to Foreign Currency Matters, which indicates that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a step acquisition for a foreign entity. The update does not change the requirement to release a pro-rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity.

The amendments are effective for interim and annual periods beginning after December 15, 2013 and will not have an impact on our consolidated financial statements unless one or more of the derecognition events stated above occur after the effective date.

Income Taxes

In July 2013, the FASB issued ASU-2013-11, an update to Income Taxes, which provides additional guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists to eliminate diversity in practice resulting from a lack of guidance. The FASB supports the presentation of the unrecognized tax benefit as a reduction of deferred tax assets. The amendments are effective for interim and annual periods beginning after December 15, 2013. Other than the change in presentation, we have determined these changes will not have an impact on the consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurance can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2012. There has not been any material change in our exposure to market risk since December 31, 2012. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 4 “Derivatives and Hedging Activities and Fair Value Measurement,” to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2013, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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

On March 14, 2007, we received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $104 million (CDN$110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to us and we acquired Domtar Inc. on March 7, 2007 (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $104 million (CDN$110 million) as well as additional compensatory damages. On June 24, 2013, the parties agreed to settle this litigation with a payment by us to George Weston Limited of $49 million (CDN $50 million). The settlement is reflected in Other operating loss, net on the Consolidated Statements of Earnings and Comprehensive Income.

A discussion of other material developments in the Company’s litigation and settlement matters occurring in the period covered by this report, if any, is found in Note 16 “Commitments and Contingencies,” to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2012, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended September 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
July 1 through July 31, 2013	311,271	$69.93	311,271	$135,957
August 1 through August 31, 2013	188,756	$67.69	188,756	$123,181
September 1 through September 30, 2013	33,300	$65.40	33,300	$121,003

	533,327	$68.85	533,327	$121,003

(1)

During the third quarter of 2013, we repurchased 533,327 shares at an average price of $68.85 per share, for a total cost of $36 million under our stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011 and December 2011. We currently have $121 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 10.1	First Amendment to the Amended and Restated Credit Agreement, dated as of June 15, 2012, among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Form 10-Q files with the SEC on August 3, 2012).

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date:	November 1, 2013

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary