Form 10-K
period 2013-12-31
Domtar CORP
filed 2014-02-24
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large Accelerated Filer  ☒          Accelerated Filer  ☐           Non-Accelerated Filer  ☐          Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was 2,149,486,217.

Number of shares of common stock outstanding as of February 19, 2014: 31,961,097.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, to be filed within 120 days of the close of the registrant’s fiscal year, in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.	BUSINESS

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers and absorbent hygiene products. The foundation of our business is a network of world class wood fiber converting assets that produce paper grade, fluff and specialty pulp. The majority of our pulp production is consumed internally to manufacture paper and consumer products. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We are also a leading marketer and producer of a broad line of incontinence care products, marketed primarily under the Attends® brand name, as well as infant diapers. To learn more, visit www.Domtar.com.

We operate the following business segments: Pulp and Paper and Personal Care. We had revenues of $5.4 billion in 2013, of which approximately 90% was from the Pulp and Paper segment and approximately 10% was from the Personal Care segment. Our Personal Care segment was formed on September 1, 2011, upon completion of the acquisition of Attends Healthcare Inc. (“Attends US”), a manufacturer and supplier of adult incontinence care products in the United States and Canada. On March 1, 2012, we completed the acquisition of Attends Healthcare Ltd. (“Attends Europe”), a manufacturer and supplier of adult incontinence care products in Northern Europe. In addition, on May 10, 2012, we completed the acquisition of EAM Corporation (“EAM”), a manufacturer of high quality airlaid and ultrathin laminated cores used in feminine hygiene, adult incontinence, infant diapers and other medical healthcare and performance packaging solutions. On July 1, 2013, we completed the acquisition of Associated Hygienic Products (“AHP”), a manufacturer and supplier of store brand infant diapers in the United States. The acquired businesses are presented under our Personal Care reportable segment. Information regarding these business acquisitions is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 3 “Acquisition of Businesses.”

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments.

OUR CORPORATE STRUCTURE

At December 31, 2013, Domtar Corporation had a total of 31,857,451 shares of common stock issued and outstanding, and Domtar (Canada) Paper Inc., an indirectly 100% owned subsidiary, had a total of 561,510 exchangeable shares issued and outstanding. These exchangeable shares are intended to be substantially the economic equivalent to shares of our common stock and are currently exchangeable at the option of the holder on a one-for-one basis for shares of our common stock. As such, the total combined number of shares of common stock and exchangeable shares issued and outstanding was 32,418,961 at December 31, 2013. Our common shares are traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS” and our exchangeable shares are traded on the Toronto Stock Exchange under the symbol “UFX.” Information regarding our common stock and the exchangeable shares is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 21 “Shareholders’ Equity.”

OUR BUSINESS SEGMENTS

On July 31, 2013, we sold our Ariva U.S. business and the results of the former Distribution segment have been reclassified under the Pulp and Paper segment. We now operate in the two reportable segments as described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies.

The following summary briefly describes the operations included in each of our reportable segments:

•

Pulp and Paper—Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication and specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

•	Personal Care—Our Personal Care segment consists of the design, manufacturing, marketing and distribution of adult incontinence products, infant diapers and absorbent hygiene products.

Information regarding our reportable segments is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8, Financial Statements and Supplementary Data, under Note 24 “Segment Disclosures”, of this Annual Report on Form 10-K. Geographic information is also included under Note 24 of the Financial Statements and Supplementary Data.

FINANCIAL HIGHLIGHTS PER SEGMENT	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
(In millions of dollars, unless otherwise noted)
Sales: (1)
Pulp and Paper	$4,825	$5,083	$5,541
Personal Care	566	399	71

Consolidated sales	$5,391	$5,482	$5,612

Operating income (loss): (1)
Pulp and Paper	$171	$330	$581
Personal Care	43	45	7
Corporate	(53)	(8)	4

Total	$161	$367	$592
Segment assets:
Pulp and Paper	$4,363	$4,637	$4,958
Personal Care	1,272	841	458
Corporate
Corporate	643	645	453

Total	$6,278	$6,123	$5,869

(1)	Factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report on Form 10-K.

PULP AND PAPER

Our Manufacturing Operations

We produce 4.1 million metric tons of hardwood, softwood and fluff pulp at 12 of our 13 mills (Port Huron being a non-integrated paper mill). The majority of our pulp is consumed internally to manufacture paper and consumer products, with the balance being sold as market pulp. We also purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated marketer and manufacturer of uncoated freesheet paper in North America. We have 10 pulp and paper mills (eight in the United States and two in Canada), with an annual paper production capacity of approximately 3.4 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 15 converting and distribution operations (including a network of 12 plants located offsite of our paper making operations). Also, we have forms manufacturing operations at three offsite converting and distribution operations. Approximately 79% of our paper production capacity is in the United States and the remaining 21% is located in Canada.

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

The table below lists our operating pulp and paper mills and their annual production capacity:

			Saleable
Production Facility	Fiberline Pulp Capacity		Paper (1)
	# lines	(‘000 ADMT) (2)	# machines	Category (3)	(‘000 ST) (2)
Uncoated freesheet
Ashdown, Arkansas	3	707	3	Communication	629
Windsor, Quebec	1	440	2	Communication	641
Hawesville, Kentucky	1	426	2	Communication	572
Kingsport, Tennessee	1	284	1	Communication	417
Johnsonburg, Pennsylvania	1	230	2	Communication	356
Marlboro, South Carolina	1	317	1	Specialty & Packaging	264
Nekoosa, Wisconsin	1	151	3	Specialty & Packaging	156
Rothschild, Wisconsin	1	65	1	Communication	136
Port Huron, Michigan	—	—	4	Specialty & Packaging	112
Espanola, Ontario	2	332	2	Specialty & Packaging	72

Total Uncoated freesheet	12	2,952	21		3,355
Pulp
Kamloops, British Columbia	1	353	—		—
Dryden, Ontario	1	327	—		—
Plymouth, North Carolina	2	448	—		—

Total Pulp	4	1,128	—		—
Total	16	4,080	21		3,355

Total Trade Pulp (4)		1,606
Pulp purchases		118
Net pulp		1,488

(1)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(2)	ADMT refers to an air dry metric ton and ST refers to short ton.
(3)	Represents the majority of the capacity at each of these facilities.
(4)	Estimated third-party shipments dependent upon market conditions.

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

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the United States, contracts with Quebec wood producers’ marketing boards, public land where we have wood supply allocations and from Domtar’s private lands. The softwood and hardwood fiber for our Espanola pulp and paper mill and the softwood fiber for our Dryden pulp mill, are obtained from third parties, directly or indirectly from public lands and through designated wood supply allocations for the pulp mills. The fiber used at our Kamloops pulp mill is all softwood, originating mostly from third-party sawmilling operations in the southern-interior part of British Columbia.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 1.2 million cubic meters of softwood and 0.7 million cubic meters of hardwood, for a total of 1.9 million cubic meters of wood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

During 2013, the cost of wood fiber relating to our Pulp and Paper segment comprised approximately 20% of the total consolidated cost of sales.

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

During 2013, the cost of chemicals relating to our Pulp and Paper segment comprised approximately 13% of the total consolidated cost of sales.

Energy

Our operations consume substantial amounts of fuel including biomass, natural gas, coal and fuel oil, as well as electricity. About 75% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor generated as byproducts of our manufacturing processes. The remainder of the energy comes from purchased electricity and fossil fuels such as natural gas, coal and fuel oil procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuates based on prevailing market conditions. Biomass, natural gas, coal and fuel oil are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We own power generating assets, including steam turbines, at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting. Approximately 70% of our electricity requirements are produced internally. We purchase the balance of our electricity requirements from local utilities.

During 2013, energy costs relating to our Pulp and Paper segment comprised approximately 6% of the total consolidated cost of sales.

Our Transportation

Transportation of raw materials, wood fiber, chemicals and pulp into our mills is mostly done by rail and trucks, although barges are used in certain circumstances. We rely strictly on third parties for the transportation of our pulp and paper products between our mills, converting operations, distribution centers and customers. Our paper products are shipped mostly by truck and logistics are managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck. We work with all the major railroads and approximately 300 trucking companies in the United States and Canada. The length of our carrier contracts are generally from one to three years. We pay diesel fuel surcharges which vary depending on market conditions, and the cost of diesel fuel.

During 2013, outbound transportation costs relating to our Pulp and Paper segment comprised approximately 10% of the total consolidated cost of sales.

Our Product Offering and Go-to-Market Strategy

Our uncoated freesheet papers are categorized into communication and specialty and packaging papers. Communication papers are further categorized into business and commercial printing and publishing applications.

Our business papers include copy and electronic imaging papers, which are used with ink jet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 46% of our shipments of paper products in 2013.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. Design papers, a sub-group of commercial printing and publishing papers, have distinct features of color, brightness and texture and are targeted towards graphic artists, design and advertising agencies, primarily for special brochures and annual reports. These products also include base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 39% of our shipments of paper products in 2013.

We also produce paper for several specialty and packaging markets. These products consist primarily of thermal printing, flexible packaging, food packaging, medical packaging, medical gowns and drapes, sandpaper backing, carbonless printing, labels and other coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 15% of our shipments of paper products in 2013. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

The chart below illustrates our main paper products and their applications:

	Communication Papers				Specialty and Packaging Papers
Category	Business Papers		Commercial Printing and Publishing Papers
Type	Uncoated Freesheet				Uncoated Freesheet
Grade	Copy	Premium imaging Technology papers	Offset Colors Index Tag Bristol	Opaques Premium opaques Lightweight Tradebook	Thermal papers Food packaging Bag stock Security papers Imaging papers Label papers Medical disposables

Application	Photocopies Office documents Presentations	Presentations Reports	Commercial printing Direct mail Pamphlets Brochures Cards Posters	Stationery Brochures Annual reports Books Catalogs Forms & Envelopes	Food & candy packaging Fast food takeout bag stock Check and security papers Surgical gowns

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

We sell business papers primarily to paper stationers, merchants, office equipment manufacturers and retail outlets. We distribute uncoated commercial printing and publishing papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to converters. We sell our specialty and packaging papers mainly to converters, who apply a further production process such as coating, laminating, folding or waxing to our papers before selling them to a variety of specialized end-users. We distributed approximately 32% of our paper products in 2013 through a large network of paper merchants operating throughout North America.

The chart below illustrates our channels of distribution for our paper products:

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

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to orders on short notice. In 2013, approximately 34% of our external sales of pulp were domestic, 9% were in Canada and 57% were in other countries.

Our ten largest customers represented approximately 40% of our 2013 Pulp and Paper segment sales or 35% of our total sales in 2013. In 2013, Staples, one of our customers of our Pulp and Paper segment represented approximately 10% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2013, approximately 76% of our Pulp and Paper segment sales were domestic, 13% were in Canada, and 11% were in other countries.

PERSONAL CARE

Our Operations

Our Personal Care business consists of the design, manufacturing, marketing and distribution of adult incontinence products and absorbent hygiene products, marketed primarily under the Attends® brand name, as well as infant diapers. We are one of the leading suppliers of adult incontinence products sold into North America and Northern Europe, serving institutional and consumer channels. In 2013, we increased our footprint and product range with the completion of the acquisition of Associated Hygienic Products (“AHP”) on July 1, 2013. AHP is one of the largest suppliers of store brand infant diapers in the United States.

We operate four manufacturing facilities, with each having the ability to produce multiple product categories. We have a research and development facility and production lines which manufacture high quality airlaid and ultrathin laminated absorbent cores and we also have research and development activities in our divisional head office in Raleigh, North Carolina.

We operate in the United States and in Europe:

•	Greenville, North Carolina

•	Waco, Texas

•	Delaware, Ohio

•	Aneby, Sweden

•	Jesup, Georgia

Our Industry Dynamics

Aging population

We compete in an industry with fundamental drivers for long-term growth. The worldwide aging population suggests that adult incontinence will become much more prevalent over the next several decades, as baby boomers enter their senior years and medical advances continue to extend the average lifespan. As an example, the National Association for Continence (“NAFC”) estimates that 10,000 Americans are turning 65 years old every day, or 3.65 million people per year. By the year 2030, approximately 71 million Americans are estimated to be 65 years old or older, representing over 20% of the United States population. It is estimated that approximately 5% of the world population, or 340 million individuals, is incontinent. After age 65, nearly one in three people are estimated to suffer from incontinence.

Increased healthcare spending

We are expected to benefit from the overall increase in national healthcare spending, which is due to an aging population and is aided by the recent federal legislative expansion of health insurance coverage in the United States. Spending will likely increase as health insurance coverage is expanded and the number of insured patients with the improved ability to access healthcare products and services increases. The healthcare spending increase is expected to positively impact each of the channels that we serve.

Infant Products

With the acquisition of AHP, we now compete within the competitive and volatile store brand segment of infant diapers and training pants. Future demand is forecasted to be flat in North America; however, store brand infant diaper is the most important segment within the retail absorbent hygiene category due to the shopper profile of its customers. The business is focused around a small number of large retailers that control the majority of the volume in North America which is driven by multi-year contracts, and leads to the competitiveness and volatility in the industry. We believe the addition of the infant product assortment to our existing platform provides our customers with the complete bundle of products at a scale required to meet their national distribution requirements.

Our Raw Materials

The primary raw materials used in our manufacturing process are nonwovens, fluff pulp (significant portion is supplied internally), super absorbent polymers, polypropylene film, elastics, adhesives and packaging materials that are purchased on a central basis with contracts varying between one and five years. Most contracts have prices that fluctuate based on prevailing market conditions.

Our Product Offering and Go-to-Market Strategy

Our products, which include branded and private label briefs, protective underwear, underpads, pads and washcloths, as well as baby diapers and infant training pants, are available in a variety of sizes, as well as with differing performance levels and product attributes. Our broad product portfolio covers most price points across each product category.

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

Recent Development

Acquisition of Laboratorios Indas

On January 2, 2014, we completed the acquisition of Laboratorios Indas, S.A.U. (“Indas”), a branded incontinence products manufacturer and marketer in Spain. Indas has approximately 440 employees and operates two manufacturing facilities in Spain. The results of the Indas’ operations will be included in the Personal Care segment starting January 2, 2014. The purchase price is estimated to be $546 million (€399 million) in cash, net of cash acquired of $46 million (€34 million). We have not completed the valuation of assets acquired and liabilities assumed; however, we anticipate providing a preliminary purchase price allocation in our 2014 first quarter Form 10-Q filing.

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

In the adult incontinence business in North America, the top 5 manufacturers supply approximately 90% of the market and have done so for at least the last 10 years. Competition is along the line of four major product categories – protective underwear, light pads, briefs and underpads with customers split between retail and institutional channels. The retail channel has the majority of sales concentrated in mass marketers and drug stores. The institutional channel includes extended care (long term care and homecare) and acute care facilities. In the adult incontinence business in Europe, we compete in the Western, Northern and Central Europe markets where the top 5 manufacturers supply approximately 80% of the healthcare channel and 99% of the retail channel. Competition is along the line of four major product categories: pads, pull-ons, briefs and underpads, with customers mostly split between mass retail, prescription and closed contract. The mass retail market is more fragmented than in North American markets with a mix of larger chains and smaller players. Approximately 70% of institutional and homecare expenditures are funded by governments in Western Europe. In the infant diaper business in North America, the top 2 manufacturers supply approximately 80% of the market share with branded labels. The remaining 20% represented by private label, is split among the competition. Competition is along the line of three major product categories – diapers, training pants and youth pants. Products are marketed in multiples channels – mass, dollar stores, grocery, club, internet and home health care. In the adult incontinence business as well as in the infant diapers business, the principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities.

OUR EMPLOYEES

We have over 9,400 employees, of which approximately 64% are employed in the United States, 30% in Canada, 5% in Europe and 1% in Asia. Approximately 50% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis. Certain agreements covering approximately 1,800 employees will expire in 2014 and others will expire between 2015 and 2017.

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

OUR ENVIRONMENTAL CHALLENGES

Our business is subject to a wide range of general and industry-specific laws and regulations in the United States and other countries where we have operations, relating to the protection of the environment, including those governing harvesting, air emissions, climate change, waste water discharges, the storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations and health and safety matters. Compliance with these laws and regulations is a significant factor in the operation of our business. We may encounter situations in which our operations fail to maintain full compliance with applicable environmental requirements, possibly leading to civil or criminal fines, penalties or enforcement actions, including those that could result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures at substantial costs, such as the installation of additional pollution control equipment or other remedial actions.

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

We own U.S. and foreign patents, and have several pending patent applications. Our management regards these patents and patent applications as important but does not consider any single patent or group of patents to be materially important to our business as a whole.

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

OUR EXECUTIVE OFFICERS

John D. Williams, age 59, has been president, chief executive officer and a director of the Company since January 1, 2009. Previously, Mr. Williams served as president of SCA Packaging Europe between 2005 and 2008. Prior to assuming his leadership position with SCA Packaging Europe, Mr. Williams held increasingly senior management and operational roles in the packaging business and related industries.

Melissa Anderson, age 49, is the senior vice-president, human resources of the Company. Ms. Anderson joined Domtar in January 2010. Previously, she was senior vice-president, human resources and government relations, at The Pantry, Inc., an independently operated convenience store chain in the southeastern United States. Prior to this, she held senior management positions with International Business Machine (“IBM”) over the span of 19 years.

Daniel Buron, age 50, is the senior vice-president and chief financial officer of the Company. Mr. Buron was senior vice-president and chief financial officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was vice-president, finance, pulp and paper sales division and, prior to September 2002, he was vice-president and controller. He has over 25 years of experience in finance.

Michael Fagan, age 52, is the senior vice-president, personal care of the Company. Mr. Fagan joined Domtar in 2011, following the acquisition of Attends Healthcare Products, Inc. Mr. Fagan has been with Attends since 1999, when he was hired as Senior Vice President of Sales and Marketing. He was promoted to President and CEO in 2006. Prior to joining Attends, Mr. Fagan held a variety of sales development roles with Procter & Gamble, the previous owners of the Attends line of products.

Zygmunt Jablonski, age 60, is the senior vice-president, law and corporate affairs of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years. From 1985 to 1994, he practiced law in Washington, DC.

Patrick Loulou, age 45, is the senior vice-president, corporate development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector as well as in management consulting. He has over 15 years of experience in corporate strategy and business development.

Richard L. Thomas, age 60, is the senior vice-president, sales and marketing of the Company. Mr. Thomas was vice-president of fine papers of Weyerhaeuser since 2005. Prior to 2005, he was vice-president, business papers of Weyerhaeuser. Mr. Thomas joined Weyerhaeuser in 2002 when Willamette Industries, Inc. was acquired by Weyerhaeuser. At Willamette, he held various management positions in operations since joining in 1992. Previously, he was with Champion International Corporation for 12 years.

FORWARD-LOOKING STATEMENTS

The information included in this Annual Report on Form 10-K may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;

•	our ability to implement our business diversification initiatives, including strategic acquisitions;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives, if any; and

•	the other factors described under “Risk Factors,” in Part I, Item 1A of this Annual Report on Form 10-K.

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

Failure to successfully implement the Company’s business diversification initiatives could have a material adverse affect on its business, financial results or condition.

The Company is pursuing strategic initiatives that management considers important to our long-term success. The most recent initiatives include, but are not limited to, the acquisition of adult incontinence and baby diaper businesses and the conversion of a commodity paper mill to produce lighter basis weight specialty paper. The intent of these initiatives is to help grow the business and counteract the secular decline in our core North American paper business. These initiatives may involve organic growth, select joint ventures and strategic acquisitions. The success of these initiatives will depend, among other things, on our ability to identify potential strategic initiatives, understand the key trends and principal drivers affecting businesses to be acquired and to execute the initiatives in a cost effective manner. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control.

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

The overall levels of demand for the pulp and paper products the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, the continuation of the current level of service and cost of postal services, as well as competition from electronic substitution. See “Conditions in the global capital and credit markets, and the economy generally, can adversely affect the Company business, results of operations and financial position” and “The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials.”

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

As a result, prices for all of the Company’s pulp and paper products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, under “Closure and restructuring activities and impairment and write-down of property, plant and equipment and intangible assets.” Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control, as described below. If the prices of or demand for its pulp and paper products decline, or if its wood fiber, chemical or energy costs increase, or both, its sales and profitability could be materially and adversely affected.

Conditions in the global and political economic environment, including the global capital and credit markets and the economy generally, can adversely affect the Company’s business, results of operations and financial position.

A significant or prolonged downturn in general economic environment may affect the Company’s sales and profitability. The Company has exposure to counterparties with which we routinely execute transactions. Such counterparties include commercial banks, insurance companies and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. While the Company has not realized any significant losses to date, a bankruptcy or illiquidity event by one of its significant counterparties may materially and adversely affect the Company’s access to capital, future business and results of operations.

In addition, our customers and suppliers may be adversely affected by severe economic conditions. This could result in reduced demand for our products or our inability to obtain necessary supplies at reasonable costs or at all.

We may be negatively impacted by political issues or crises in individual countries or regions, including sovereign risk related to a default by or deterioration in the credit worthiness of local governments.

Certain countries in Europe provide medicare coverage for adult incontinence products. The governments of these countries may decide to no longer reimburse part or all of the costs of adult incontinence products, and this may have a negative impact on our profitability in the future.

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

Wood fiber is the principal raw material used by our pulp and paper businesses, comprising approximately 20% of the consolidated cost of sales during 2013. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

An increase in the cost of the Company’s purchased energy or other raw materials would lead to higher manufacturing costs, thereby reducing its margins.

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

Other raw materials the Company uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate and sodium hydroxide, sulfuric acid, dyes, peroxide, methanol and aluminum sulfate. In Personal Care, other raw materials include super absorbent polymers and nonwovens, which are petroleum based materials. The costs of these other raw materials have been volatile historically, and they are influenced by capacity utilization, energy prices and other factors beyond the Company’s control.

Due to the commodity nature of the Company’s products, the relationship between industry supply and demand for these products, rather than solely changes in the cost of raw materials, will determine the Company’s ability to increase prices. Consequently, the Company may be unable to pass on increases in its operating costs to its customers. Any sustained increase in other raw materials or energy prices without any corresponding increase in product pricing would reduce the Company’s operating margins and may have a material adverse effect on its business and results of operations.

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

Employees at 18 of the Company’s facilities, representing half of the Company’s 9,400 employees, are represented by unions through collective bargaining agreements generally on a facility-by-facility basis. Certain of these agreements will expire in 2014 and others will expire between 2015 and 2017. As of December 31, 2013, 3 collective bargaining agreements in Canada, representing 42 employees, are up for renegotiation. All unionized employees in the U.S. and Europe were covered by a ratified agreement as of December 31, 2013. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and financial condition.

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

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 10% of the Company’s sales in 2013. A significant change in customer relationships or in customer demand for our products could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 10% of the Company’s sales in 2013. A significant reduction in sales to any of the Company’s key customers, which could be due to factors outside its control, such as purchasing diversification or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations. Consolidation among our customers could also create significant cost margin pressure and lead to more complexity across broader geographic boundaries for both us and our key retailers.

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

Events such as those listed above have resulted in operating losses in the past. Future events may cause shutdowns, which may result in additional downtime and/or cause additional damage to the Company’s facilities. Any such downtime or facility damage could prevent the Company from meeting customer demand for its products and/or require it to make unplanned capital expenditures. If one or more of these machines or facilities were to incur significant downtime, it may have a material adverse effect on the Company’s financial results and financial position.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require that it regularly incur capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2013, the Company’s total capital expenditures were $242 million (2012—$236 million).

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

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the revolving credit facility contains restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2013, the Company had borrowings under the Credit Agreement amounting to $160 million and had outstanding letters of credit amounting to $1 million under its revolving credit facility, resulting in $439 million of availability for future drawings under this credit facility. Also, the Company can use securitization of certain receivables to provide additional liquidity to fund its operations. At December 31, 2013 the Company had no borrowings and $46 million of letters of credit outstanding under the securitization program (2012 – nil and $38 million), resulting in $92 million of availability for future drawings under this program. Other new borrowings could also be incurred by Domtar Corporation or its subsidiaries. Among other things, the Company could determine to incur additional debt in connection with a strategic acquisition. If the Company incurs additional debt, the risks associated with its leverage would increase.

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Company’s unsecured long-term notes and service its other debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

For 2013, the Company had approximately $83 million in debt service, including $2 million of tender offer premium. The Company’s ability to make payments on and refinance its debt, including the Company’s unsecured long-term notes and amounts borrowed under its revolving credit facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

The Company has manufacturing and converting operations in the United States, Canada, Sweden and China and sells in more than 50 countries. As a result, it is exposed to movements in foreign currency exchange rates in Canada, Europe and Asia. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. Therefore, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European and Asian currencies relative to the U.S. dollar. The Company’s European subsidiaries are exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than the Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the consolidated financial statements. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. This factor could adversely affect the Company financial results.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2013, the Company’s defined benefit plans had a surplus of $96 million on certain plans and a deficit of $102 million on others.

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2013, the Company’s Canadian defined benefit pension plans held assets with a fair value of $1,412 million (CDN $1,502 million), including a fair value of $203 million (CDN $216 million) of restructured asset backed notes (“ABN”) (formerly asset backed commercial paper).

Most of the ABN investments were subject to restructuring (under the court order governing the Montreal Accord that was completed in January 2009) while the remainder is in conduits restructured outside the Montreal Accord or subject to litigation between the sponsor and the credit counterparty. At December 31, 2013, the Company determined that the fair value of these ABN investments was $203 million (CDN $216 million) (2012—$213 million (CDN $211 million). Possible changes that could have an adverse material effect on the future value of the ABN include: (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABN market and (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits.

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

The Company is subject to a wide range of general and industry-specific laws and regulations in the United States and other countries where we have operations, relating to the protection of the environment and natural resources, including those governing air emissions, greenhouse gases and climate change, wastewater discharges, harvesting, silvicultural activities, the storage, management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat, and health and safety matters. In particular, the pulp and paper industry in the United States is subject to the United States Environmental Protection Agency’s (“EPA”) “Cluster Rules.”

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $69 million of operating expenses and $6 million of capital expenditures in connection with environmental compliance and remediation in 2013. As of December 31, 2013, the Company had a provision of $67 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping and asbestos removal) ($83 million as of December 31, 2012).

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or interpretation thereof, might require significant expenditures. For example, changes in climate change regulation – See Part I, Item 3, Legal Proceedings, under the caption “Climate change regulation,” and see Part II, Item 8, Note 22 “Commitments and Contingencies” under the caption “Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”).”

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

At the end of January 2014, Spanish officials commenced a preliminary competition investigation of several companies (including Indas, a subsidiary of the Company acquired on January 2, 2014), associations and federations active in the manufacturing, distribution and dispensation of severe adult incontinence products in Spain. The officials have indicated that they will initiate formal proceedings if evidence of prohibited anti-competitive practices is found. The initiation of preliminary investigations or a subsequent initiation of formal proceedings do not prejudice the final outcome of the case. The Company is cooperating with the preliminary investigation. The Company is unable to assess the ultimate outcome of the preliminary investigation. The seller of Indas made certain representations to the Company pursuant to the purchase agreement regarding Indas’ compliance with competition laws, which are backed by bank guarantees and insurance coverage.

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

Interruption or failure of the Company’s information technology systems could have a material adverse effect on our business operations and financial results.

The Company’s information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment, processing transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, and providing other processes necessary to manage its business. The failure of these information technology systems to perform as anticipated could disrupt the Company’s business and negatively impact its financial results. In addition, these information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses, or cyber-based attacks. While the Company has contingency plans in place to prevent or mitigate the impact of these events, if they were to occur and the Company’s disaster recovery plans do not effectively address the issues on a timely basis, the Company could suffer interruptions in its ability to manage its operations, which may adversely affect its business and financial results.

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

Production facilities

We own substantially all of our production facilities with the exception of some production facilities where either certain portions are subject to leases with government agencies in connection with industrial development bond financings, or are leased with a third party or are fee-in-lieu-of-tax agreements, and lease substantially all of our sales offices, regional replenishment centers and warehouse facilities. We believe our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all of the equipment used in our facilities.

Forestlands

We manage over 16 million acres of forestland directly and indirectly licensed or owned in Canada and the United States through efficient management and the application of certified sustainable forest management practices such that a continuous supply of wood is available for future needs.

Listing of facilities and locations

Head Office

Montreal, Quebec

Pulp and Paper

Divisional Head Office:

Fort Mill, South Carolina

Uncoated Freesheet:

Ashdown, Arkansas

Espanola, Ontario

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Nekoosa, Wisconsin

Port Huron, Michigan

Rothschild, Wisconsin

Windsor, Quebec

Pulp:

Dryden, Ontario

Kamloops, British Columbia

Plymouth, North Carolina

Chip Mills:

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Converting and Distribution — Onsite:

Ashdown, Arkansas

Rothschild, Wisconsin

Windsor, Quebec

Converting and Distribution — Offsite:

Addison, Illinois

Brownsville, Tennessee

Dallas, Texas

DuBois, Pennsylvania

Griffin, Georgia

Indianapolis, Indiana

Owensboro, Kentucky

Ridgefields, Tennessee

Rock Hill, South Carolina

Tatum, South Carolina

Washington Court House, Ohio

Zengcheng, China

Forms Manufacturing:

Dallas, Texas

Indianapolis, Indiana

Rock Hill, South Carolina

Enterprise Group* — United States:

Birmingham, Alabama

Phoenix, Arizona

San Lorenzo, California Denver, Colorado

Jacksonville, Florida

Lakeland, Florida

Medley, Florida

Atlanta, Georgia Addison, Illinois

Indianapolis, Indiana

Altoona, Iowa

Kansas City, Kansas

Lexington, Kentucky

Louisville, Kentucky

Mansfield, Massachusetts

Wayland, Michigan

Wayne, Michigan

Minneapolis, Minnesota

Jackson, Mississippi

Overland, Missouri

Omaha, Nebraska

Delran, New Jersey

Albuquerque, New Mexico

Buffalo, New York

Charlotte, North Carolina

Brookpark, Ohio

Cincinnati, Ohio

Plain City, Ohio

Pittsburgh, Pennsylvania

Memphis, Tennessee

Antioch, Tennessee

Garland, Texas

Houston, Texas

San Antonio, Texas

Salt Lake City, Utah

Richmond, Virginia

Kent, Washington

Milwaukee, Wisconsin

Enterprise Group* – Canada:

Calgary, Alberta

Longueuil, Quebec

Missisauga, Ontario

Delta, British Columbia

Regional Replenishment Centers (RRC) — United States:

Charlotte, North Carolina

Addison, Illinois

Garland, Texas

Jacksonville, Florida

Mira Loma, California

Kent, Washington

Regional Replenishment Centers (RRC) — Canada:

Richmond, Quebec

Missisauga, Ontario

Winnipeg, Manitoba

Ariva—Canada:

Ottawa, Ontario

Toronto, Ontario

Montreal, Quebec

Quebec City, Quebec

Halifax, Nova Scotia

Mount Pearl, Newfoundland

Representative office — International

Guangzhou, China

Hong Kong, China

Personal Care

Divisional Head Office:

Raleigh, North Carolina

Attends —North America

Manufacturing and Distribution:

Greenville, North Carolina

Attends—Europe

Manufacturing and Distribution:

Aneby, Sweden

Direct Sales Organizations:

Emmeloord, The Netherlands

Espoo, Finland

Keebergen, Belgium

Wakefield, United Kingdom

Oslo, Norway

Pasching, Austria

Rheinfelden, Switzerland

Schwalbach am Taunus, Germany

AHP —North America

Manufacturing and Distribution

Waco, Texas

Delaware, Ohio

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

The Company is or may be a “potentially responsible party” with respect to various hazardous waste sites that are being addressed pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“Superfund”) or similar state laws. The EPA and/or various state agencies have notified the Company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. Domtar continues to take remedial action under its Care and Control Program, as such sites mostly relate to its former wood preserving operating sites, and a number of operating sites due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and, if and when applicable, the allocation of liability among potentially responsible parties.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against the Company and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. Beyond the filing of preliminary pleadings, no steps have been taken by the parties in this action. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and the Company (“responsible persons”) in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The relevant government authorities selected a remediation approach on July 15, 2011 and on January 8, 2013 the same authorities decided that each responsible persons’ implementation plan is satisfactory and that the responsible persons are to decide which plan is to be used. Most of the remaining appeals that were to be heard before the Board were abandoned by the parties during the course of the Board proceedings which were held in the fall of 2013. Seaspan and Domtar have selected a remedial plan and are in the process of applying to the Vancouver Fraser Port Authority for permitting approval. The Company has recorded an environmental reserve to address its estimated exposure and the reasonably possible loss in excess of the reserve is not considered to be material for this matter.

At December 31, 2013, the Company had a provision of $67 million ($83 million at December 31, 2012) for environmental matters and other asset retirement obligations. Certain of these amounts have been discounted due to more certainty of the timing of expenditures. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, result of operations or cash flows.

Climate change regulation

The Kyoto Protocol, calls for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas (“GHG”) concentrations, various international, national and local laws have been proposed or implemented focusing on reducing GHG emissions. These actual or proposed laws do or may apply in the countries where the Company currently has, or may have in the future, manufacturing facilities or investments.

In the United States, Congress has considered legislation to reduce emissions of GHGs. Although the legislation has not passed, it appears that the federal government will continue to consider methods to reduce GHG emissions from public utilities and certain other emitters.The U.S. Environmental Protection Agency (“EPA”) has adopted and implemented GHG permitting requirements for certain new source and modifications of existing industrial facilities and has recently proposed GHG performance standard for newly constructed electric utilities under the agency’s existing Clean Air Act authority. Furthermore, several states are regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs. The U.S. Supreme Court agreed, on October 15, 2013, to review whether or not the EPA permissibly determined that its regulation under the Clean Air Act of greenhouse gas emissions from mobile sources also allows the agency to establish permitting requirements for stationary sources that emit greenhouse gases. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG reduction programs or to pay taxes or other fees with respect to its GHG emissions. This, in turn, will increase the Company’s operating costs and capital spending. The Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

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

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS.” The following table sets forth the price ranges of our common stock during 2013 and 2012.

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2013 Quarter
First	87.08	73.23	77.62	85.67	75.00	78.97
Second	78.77	65.05	66.50	79.67	67.75	69.95
Third	80.97	65.05	79.42	83.51	67.67	81.85
Fourth	96.30	79.43	94.34	103.21	82.00	100.22

Year	96.30	65.05	94.34	103.21	67.67	100.22

2012 Quarter
First	100.59	83.98	95.38	99.71	84.92	95.28
Second	99.27	75.64	76.71	98.34	78.00	78.00
Third	78.80	69.73	78.29	80.00	70.25	77.07
Fourth	84.66	73.08	83.52	84.00	73.21	82.90

Year	100.59	69.73	83.52	99.71	70.25	82.90

HOLDERS

At December 31, 2013, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 7,085 and the number of shareholders of record (registered and non-registered) of Domtar (Canada) Paper Inc. exchangeable shares was approximately 5,691.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

On February 18, 2014, the Board of Directors approved a quarterly dividend of $0.55 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on April 15, 2014 to shareholders of record on March 14, 2014.

During 2013, Domtar Corporation declared and paid four quarterly dividends. The first quarter dividend was $0.45 per share, relating to 2012, and the remainder was $0.55 per share relating to 2013, to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $15 million, $19 million, $18 million and $17 million were paid on April 15, 2013, July 15, 2013, October 15, 2013 and January 15, 2014, respectively.

During 2012, Domtar Corporation declared and paid four quarterly dividends. The first quarter dividend was $0.35 per share, relating to 2011, and the remainder was $0.45 per share relating to 2012, to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation. The total dividends of approximately $13 million, $16 million, $16 million and $16 million were paid on April 16, 2012, July 16, 2012, October 15, 2012 and January 15, 2013, respectively.

The Board of Directors authorized a stock repurchase program (“the Program”) of up to $1 billion of the Company’s common stock. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and to improve shareholders’ returns.

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

During 2013, the Company repurchased 2,509,803 shares at an average price of $73.10 for a total cost of $183 million (2012 – 2,000,925; $78.32 and $157 million, respectively).

All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

Share repurchase activity under our share repurchase program was as follows during the year ended December 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
January 1 through March 31, 2013	605,800	$77.36	605,800	$257,612
April 1 through June 30, 2013	1,370,676	$72.87	1,370,676	$157,731
July 1 through September 30, 2013	533,327	$68.85	533,327	$121,011
October 1 through December 31, 2013	—	$—	—	$121,011

	2,509,803	$73.10	2,509,803

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on December 31, 2008 with a $100 investment in an equally-weighted portfolio of a peer group(1), and a $100 investment in the S&P 400 MidCap Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

In May 2011, Domtar Corporation was added to the Standard and Poor’s MidCap 400 Index and since then we are using this Index.

(1)	On May 18, 2007, the Human Resources Committee of the Board of Directors established performance measures as part of the Performance Conditioned Restricted Stock Unit (“PCRSUs”) Agreement including the achievement of a total shareholder return compared to a peer group. The 2013 peer group includes: Clearwater Paper Corporation, RockTenn Company, Kapstone Paper & Packaging Corporation, Schweitzer-Mauduit International Inc., Sonoco Products Company, Glatfelter Corporation, International Paper Co., MeadWestvaco Corporation, Packaging Corp. of America, Sappi Ltd., UPM-Kymmene Corp., and Wausau Paper Corporation.

This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends and special dividends.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$5,391	$5,482	$5,612	$5,850	$5,465
Closure and restructuring costs and, impairment and write-down of property, plant and equipment and intangible assets	40	44	137	77	125
Depreciation and amortization	376	385	376	395	405
Operating income	161	367	592	603	615
Net earnings	91	172	365	605	310
Net earnings share—basic	$2.73	$4.78	$9.15	$14.14	$7.21
Net earnings per share—diluted	$2.72	$4.76	$9.08	$14.00	$7.18
Cash dividends declared and paid per common and exchangeable share	$2.10	$1.70	$1.30	$0.75	—

Balance Sheet Data:
Cash and cash equivalents	$655	$661	$444	$530	$324
Net property, plant and equipment	3,289	3,401	3,459	3,767	4,129
Total assets	6,278	6,123	5,869	6,026	6,519
Working capital	680	648	660	655	1,024
Long-term debt due within one year	4	79	4	2	11
Long-term debt	1,510	1,128	837	825	1,701
Total shareholders’ equity	2,782	2,877	2,972	3,202	2,662

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the twelve month periods ended December 31, 2013, 2012 and 2011. The twelve month periods are also referred to as 2013, 2012 and 2011.

EXECUTIVE SUMMARY

On July 31, 2013, we sold our Ariva business in the United States (“Ariva U.S.”). The results of our former Distribution segment have been reclassified under the Pulp and Paper segment.

In 2013, we reported operating income of $161 million, a decrease of $206 million compared to $367 million in 2012. Our results were impacted by the repayment of $26 million of Alternative Fuel Tax Credit (“AFTC”) in the first quarter of 2013 (in our Pulp and Paper segment), and the settlement of a litigation with George Weston Limited for $49 million in the second quarter of 2013 (in our Corporate segment). In addition, our operating results decreased when compared to 2012 mostly due to a decrease in operating income in our Pulp and Paper segment.

In our Pulp and Paper segment, our operating income decreased by $159 million when compared to 2012. This decrease in operating income is mostly due to lower selling prices for manufactured paper ($73 million, reflecting a selling price decrease of approximately 2% when compared to 2012), the conversion of AFTC in 2013 ($26 million) as mentioned above, higher raw materials costs including fiber ($28 million), energy ($17 million) and chemicals ($3 million) as well as the negative impact of lower production in pulp and paper ($45 million) and a decrease in manufactured paper and pulp shipments ($25 million). In addition, we had an increase in costs related to maintenance ($15 million), as well as an increase in freight charges ($13 million) and salaries and wages ($11 million). These cost increases were partially offset by higher selling prices for pulp ($43 million, reflecting a selling price increase of approximately 5% when compared to 2012), lower restructuring costs ($19 million) as well as favorable exchange rates, net of our hedging program ($29 million).

In our Personal Care segment, operating income decreased by $2 million when compared to 2012. This decrease in operating income is mostly due to an increase in selling, general and administrative expenses and an increase in raw material costs. The decrease in operating income was mostly offset by the inclusion of a full year of Attends Healthcare Limited (“Attends Europe”) and EAM Corporation (“EAM”) following their acquisitions in the first and second quarter of 2012, respectively, as well as the acquisition of Associated Hygienic Products LLC (“AHP”) on July 1, 2013.

These and other factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis.

Outlook

In 2014, we expect our paper shipments to be in-line with 2013 while we expect the market demand for uncoated free sheet to decline with long-term secular trends. Our paper prices are expected to benefit from the implementation of recently announced prices increases. We expect softwood pulp markets to maintain positive momentum but new scheduled industry hardwood pulp capacity makes the latter part of the year more uncertain. Personal care will continue to see earnings growth with the recent acquisition of Laboratorios Indas, S.A.U. (“Indas”) and with the addition of the new production lines towards the end of the year.

ACQUISITION OF BUSINESSES

Associated Hygienic Products LLC

On July 1, 2013, we completed the acquisition of 100% of the outstanding shares of AHP. AHP manufactures and markets infant diapers in the United States. AHP has approximately 600 employees and operates two manufacturing facilities, a 376,500 square foot manufacturing facility in Delaware, Ohio and a 312,500 square foot manufacturing facility in Waco, Texas. The results of AHP’s operations are included in the Personal Care reportable segment starting July 1, 2013. The purchase price was $276 million in cash, including working capital, net of cash acquired of $2 million. For details, refer to Part II, Item 8, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Businesses” of this Annual Report on Form 10-K.

Xerox

On June 1, 2013, we completed the acquisition of Xerox’s paper and print media products’ assets in the United States and Canada. The transaction includes a broad range of coated and uncoated papers and specialty print media including business forms, carbonless as well as wide-format paper formerly distributed by Xerox. The results of this business are presented in the Pulp and Paper reportable segment. The purchase price was $7 million in cash plus inventory on a dollar for dollar basis.

For details, refer to Part II, Item 8, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Businesses” of this Annual Report on Form 10-K.

Laboratorios Indas, S.A.U.

On January 2, 2014, we completed the acquisition of Laboratorios Indas, S.A.U. a branded incontinence products manufacturer and marketer in Spain. Indas has approximately 440 employees and operates two manufacturing facilities in Spain. The results of Indas’ operations are included in the Personal Care reportable segment as of January 2, 2014. The purchase price is estimated to be $546 million (€399 million), in cash, including working capital, net of cash acquired of $46 million (€34 million). We have not completed the valuation of assets acquired and liabilities assumed; however, we anticipate providing a preliminary purchase price allocation in our 2014 first quarter Form 10-Q filing.

CLOSURE AND RESTRUCTURING ACTIVITIES AND IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

Closure and Restructuring Activities

The following tables provide the components of closure and restructuring costs by segment:

	Year ended
	December 31, 2013
	Pulp and Paper		Personal Care		Corporate		Total
	$		$		$		$
Severance and termination costs		(2)		2		—		—
Inventory write-down reversal		(1)		—		—		(1)
Pension settlement and withdraw alliability		11		—		6		17
Other		2		—		—		2

Closure and restructuring costs		10		2		6		18

	Year ended
	December 31, 2012
	Pulp and Paper		Personal Care		Total
	$		$		$
Severance and termination costs		6		—		6
Inventory write-down		5		—		5
Loss on curtailment of pension benefits and pension withdrawal liability		16		—		16
Other		2		1		3

Closure and restructuring costs		29		1		30

	Year ended December 31, 2011
	Pulp and Paper		Total
	$		$
Severance and termination costs		5		5
Inventory write-down		2		2
Loss on curtailment of pension benefits and pension withdrawal liability		41		41
Other		4		4

Closure and restructuring costs		52		52

Multiemployer Pension Plan – 2011, 2012 and 2013

In 2011, we decided to withdraw from one of our multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $32 million. In 2012, as a result of a revision in the estimated withdrawal liability, we recorded a further charge to earnings of $14 million. Also in 2012, we withdrew from a second multiemployer pension plan and recorded a withdrawal liability and a charge to earnings of $1 million. In the first quarter of 2013, as a result of another revision in the estimated withdrawal liability, we recorded a further charge to earnings of $1 million. During the second and third quarter of 2013, we withdrew from our remaining U.S. multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $14 million, of which $3 million is recorded in Closure and restructuring cost and $11 million related to the sale of our Ariva U.S. business included in Other operating loss (income) on the Consolidated Statement of Earnings and Comprehensive Income. At December 31, 2013, the total provision for the withdrawal liabilities is $63 million. While this is our best estimate of the ultimate cost of the withdrawal from these plans at December 31, 2013, additional withdrawal liabilities may be incurred based on the final fund assessment and in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

During the second quarter of 2013, we also incurred aggregate pension settlement costs in the amount of $13 million related to the previously closed Big River sawmill and Dryden paper mill for $6 million and $7 million, respectively.

In the fourth quarter of 2011, we incurred a $9 million cost from an estimated pension curtailment associated with the conversion of certain of our U.S. defined benefit pension plans to defined contribution pension plans recorded as a component of closure and restructuring costs.

Kamloops, British Columbia pulp facility – 2012 (Pulp and Paper segment)

On December 13, 2012, we announced the permanent shut down of one pulp line at our Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of our annual pulp production by approximately 120,000 ADMT of sawdust softwood pulp and affected approximately 125 employees. In 2012, we recorded severance and termination costs ($5 million) and a write-down of inventory ($4 million). The pulp line ceased production in March 2013. As a result, during the first quarter of 2013 we reversed $1 million of severance and termination costs. During the second quarter of 2013, we reversed an additional $1 million of severance and termination costs, reversed $1 million of inventory obsolescence, and incurred $2 million of other costs.

Lebel-sur-Quévillon pulp mill and sawmill – 2011 and 2012 (Pulp and Paper segment)

Operations at the pulp mill were indefinitely idled in November 2005 due to unfavorable economic conditions and the sawmill was indefinitely idled since 2006 and then permanently closed in 2008. At the time, the pulp mill and sawmill employed approximately 425 and 140 employees, respectively. The Lebel-sur-Quévillon pulp mill had an annual production capacity of 300,000 metric tons. During 2011, we reversed $2 million of severance and termination costs related to our Lebel-sur-Quévillon pulp mill and sawmill and following the signing of a definitive agreement for the sale of our Lebel-sur-Quévillon assets. During the second quarter of 2012, we concluded the sale of our pulp and sawmill assets to Fortress Paper Ltd., and our land related to those assets to a subsidiary of the Government of Quebec for net proceeds of $1.

Langhorne forms plant – 2011 (Pulp and Paper segment)

On February 1, 2011, we announced the closure of our forms plant in Langhorne, Pennsylvania, and recorded $4 million in severance and termination costs.

Ashdown pulp and paper mill – 2011 (Pulp and Paper segment)

On March 29, 2011, we announced that we would permanently shut down one of four paper machines at our Ashdown, Arkansas pulp and paper mill. This measure reduced our annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. In 2011, we recorded a $1 million write-down of inventory and $1 million of severance and termination costs. Operations ceased on August 1, 2011.

Plymouth pulp and paper mill – 2010 and 2011 (Pulp and Paper segment)

On February 5, 2009, we announced a permanent shut down of a paper machine at our Plymouth, North Carolina pulp and paper mill effective at the end of February 2009. We further announced in 2009 that our Plymouth mill would be converted to a 100% fluff pulp mill. This measure resulted in the permanent curtailment of 293,000 tons of paper production capacity and the shutdown affected approximately 185 employees. During 2011, we reversed $2 million of severance and termination costs.

Other costs

During 2013, other costs related to previous and ongoing closures include $2 million of severance and termination costs. During 2012, other costs related to previous and ongoing closures included $1 million in severance and termination costs, a $1 million write-down of inventory, $1 million in pension and $3 million in other costs. During 2011, other costs related to previous closures included $4 million in severance and termination costs, a $1 million write-down of inventory and $4 million in other costs.

We continue to evaluate potential adjustments to our production capacity, which may include additional closures of machines or entire mills, and we could recognize significant cash and/or non-cash charges relating to any such closures in future periods. For more information relating to all our closure and restructuring activities, refer to Item 8, Financial Statements and Supplementary Data of the Annual Report of this Form 10-K, under Note 16 “Closure and Restructuring Costs and Liability.”

Impairment of Property, Plant & Equipment

Attends Europe – 2013 (Personal Care segment)

During the fourth quarter of 2013, we recorded a $2 million write-down of property, plant and equipment, due to the replacement of certain equipment at our Attends Europe location, in Impairment and write-down of property, plant and equipment and intangible assets (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income).

Pulp and paper converting site – 2013 (Pulp and Paper segment)

During the fourth quarter of 2013, we recorded a $5 million write-down of property, plant and equipment in one of our converting sites in the Pulp and Paper segment, in Impairment and write-down of property, plant and equipment and intangible assets (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income).

Ariva U.S. – 2013 (Pulp and Paper segment)

On July 31, 2013, we completed the sale of Ariva U.S. which had approximately 400 employees in the United States. As a result of this agreement, during the second quarter of 2013, we recorded a $5 million impairment of property, plant and equipment at our former Ariva U.S. location, in Impairment and write-down of property, plant and equipment and intangible assets (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income). For details, refer to Part II, Item 8, Financial Statements and Supplementary Data, under Note 26 “Sale of Ariva U.S.” of this Annual Report on Form 10-K.

Kamloops, British Columbia pulp facility – 2012 (Pulp and Paper segment)

As a result of the announced shut down as described above, we recognized, under Impairment and write-down of property, plant and equipment, $7 million of accelerated depreciation under Impairment and write-down of property, plant and equipment in 2012. In 2013, we recognized $10 million of accelerated depreciation under Impairment and write-down of property, plant and equipment. Given the decision to close the pulp line, we assessed in the fourth quarter of 2012 our ability to recover the carrying value of the Kamloops mill’s long-lived assets from the undiscounted estimated future cash flows. We concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

Mira Loma, California converting plant – 2012 (Pulp and Paper segment)

During the first quarter of 2012, we recorded a $2 million write-down of property, plant and equipment at our Mira Loma location in California, in Impairment and write-down of property, plant and equipment and intangible assets (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income).

Lebel-sur-Quévillon pulp mill and sawmill – 2011 and 2012 (Pulp and Paper segment)

As a result of the permanent closure described above, we recorded a $12 million write-down for the remaining fixed assets net book value, a component of Impairment and write-down of property, plant and equipment and intangible assets (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income).

Ashdown pulp and paper mill – 2011 (Pulp and Paper segment)

As a result of the permanent shut down described above, we recorded $73 million of accelerated depreciation, a component of Impairment and write-down of property, plant and equipment and intangible assets. Given the substantial decline in production capacity at our Ashdown mill, we conducted a quantitative impairment test in the fourth quarter of 2011 and concluded that the recognition of an impairment loss for our Ashdown mill’s remaining long-lived assets was not required.

Impairment of Intangible Assets

During 2012, deterioration in sales and operating results of Ariva U.S., a subsidiary included in our Pulp and Paper segment, had led us to test the customer relationships of this asset group for recoverability. As of December 31, 2012, we recognized an impairment charge of $5 million included in Impairment and write-down of property, plant and equipment and intangible assets related to customer relationships in the Pulp and Paper segment, based on the revised long-term forecast in the fourth quarter of 2012.

Changes in the assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

DIVIDEND AND STOCK REPURCHASE PROGRAM

In 2013, we repurchased 2,509,803 shares of our common stock at an average price of $73.10 for a total cost of $183 million and paid quarterly cash dividends in an aggregate amount of $67 million.

RECENT DEVELOPMENT

Acquisition of Indas

On January 2, 2014, we completed the acquisition of Indas, a branded incontinence products manufacturer and marketer in Spain. Indas has approximately 440 employees and operates two manufacturing facilities in Spain. The results of Indas’ operations are included in the Personal Care reportable segment as of January 2, 2014. The purchase price is estimated to be $546 million (€399 million), in cash, including working capital, net of cash acquired of $46 million (€34 million). We have not completed the valuation of assets acquired and liabilities assumed; however, we anticipate providing a preliminary purchase price allocation in our 2014 first quarter Form 10-Q filing.

OUR BUSINESS

A description of our business is included in Part I, Item 1, under the section “Business” of this Annual Report on Form 10-K. On July 31, 2013, we sold our Ariva U.S. business and the results of our former Distribution segment have been reclassified under the Pulp and Paper segment. We now operate in two reportable segments: Pulp and Paper and Personal Care. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENTS REVIEW

The following table includes the consolidated financial results of Domtar Corporation for the years ended December 31, 2013, 2012 and 2011:

FINANCIAL HIGHLIGHTS	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
(In millions of dollars, unless otherwise noted)
Sales	$5,391	$5,482	$5,612
Operating income	161	367	592
Net earnings	91	172	365
Net earnings per common share (in dollars)[1]:
Basic	2.73	4.78	9.15
Diluted	2.72	4.76	9.08
Operating income (loss) per segment:
Pulp and Paper	$171	$330	$581
Personal Care	43	45	7
Corporate	(53)	(8)	4

Total	$161	$367	$592

	At December 31, 2013	At December 31, 2012	At December 31, 2011
Total assets	$6,278	$6,123	$5,869
Total long-term debt, including current portion	$1,514	$1,207	$841

1	Refer to Part II, Item 8, Financial Statements and Supplementary Data, under Note 6 “Earnings Per Share” of this Annual Report on Form 10-K.

YEAR ENDED DECEMBER 31, 2013 VERSUS

YEAR ENDED DECEMBER 31, 2012

Sales

Sales for 2013 amounted to $5,391 million, a decrease of $91 million, or approximately 2%, from sales of $5,482 million in 2012. This decrease in sales is mainly attributable to the sale of Ariva U.S. in the third quarter of 2013 ($158 million), a decrease in our average selling price for manufactured paper ($73 million, reflecting a selling price decrease of approximately 2% when compared to the average selling price of 2012), a decrease in our pulp volume ($52 million) and a decrease in our manufactured paper volume ($27 million). These decreases were partially offset by the increase in sales due to the acquisition of AHP at the beginning of the third quarter of 2013 as well as inclusion of a full year of sales from Attends Europe and EAM. In addition, our average selling price for pulp increased ($43 million, reflecting a selling price increase of approximately 5% when compared to the average selling price of 2012).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $4,361 million in 2013, an increase of $40 million, or approximately 1%, compared to cost of sales, excluding depreciation and amortization, of $4,321 million in 2012. This increase is mainly attributable to the acquisition of AHP at the beginning of the third quarter of 2013, which resulted in an increase in cost of sales as well as the inclusion of a full year of cost of sales for Attends Europe and EAM. We had higher costs of raw materials, including fiber ($31 million), energy ($17 million) and chemicals ($3 million), higher maintenance costs ($15 million), higher freight costs ($12 million) and higher fixed costs ($13 million mostly due to an increase in salaries and wages). These increases were partially offset by a decrease in cost of sales for Ariva U.S., following its sale in the third quarter of 2013 ($144 million), lower shipments for pulp and paper ($47 million and $18 million, respectively) as well as favorable exchange rates, net of our hedging program ($29 million).

Depreciation and Amortization

Depreciation and amortization amounted to $376 million in 2013, a decrease of $9 million, or 2%, compared to depreciation and amortization of $385 million in 2012. In our Pulp and Paper segment, depreciation and amortization decreased by $20 million, primarily due to reduced assets following the permanent shut down of a pulp line at our Kamloops pulp mill in the first quarter of 2013 and several assets reaching the end of their useful lives. In our Personal Care segment, depreciation and amortization expenses increased by $11 million, mostly due to the acquisition of AHP at the beginning of the third quarter of 2013.

Selling, General and Administrative Expenses

SG&A expenses amounted to $381 million in 2013, an increase of $23 million, or 6%, compared to SG&A expenses of $358 million in 2012. This increase in SG&A is primarily due to a gain of $12 million related to the curtailment of a post-retirement benefit plan in 2012, an increase in costs incurred for the creation of our new divisional head office in Raleigh, North Carolina for our Personal Care segment ($7 million) as well as for costs related to information technologies ($6 million). In addition, SG&A expenses also increased due to the acquisition of AHP at the beginning of the third quarter of 2013. These increases were partially offset by the sale of Ariva U.S. in the third quarter of 2013, lower mark-to-market adjustments on stock-based compensation ($7 million) and lower merger and acquisition expenses ($3 million) when compared to 2012.

Other Operating Loss, Net

Other operating loss, net amounted to $72 million in 2013 mostly due to the payment for litigation settlement with George Weston Limited ($49 million), the conversion of AFTC into Cellulosic Biofuel Producer

Credit (“CBPC”) ($26 million) and the loss on sale of Ariva U.S. ($20 million) partially offset by a gain on sale of Port Edwards assets ($10 million), a gain on disposal of Cornwall land ($6 million), favorable exchange on working capital items ($5 million) and a net gain related to derivative foreign exchange contract ($5 million).

In 2012, the other operating loss of $7 million was mostly due to loss on sale of assets ($3 million), unfavorable foreign exchange on working capital items ($3 million) and environmental provision ($2 million).

Operating Income

Operating income in 2013 amounted to $161 million, a decrease of $206 million compared to operating income of $367 million in 2012, due mostly to the factors mentioned above. In addition, we recognized an impairment and write-down of property, plant and equipment charge as a result of an accelerated depreciation charge of $10 million from the closure of a pulp line at our Kamloops pulp mill in the first quarter of 2013, an impairment and write-down of property, plant and equipment charge of $5 million related to property, plant and equipment at our former Ariva U.S. location, an impairment and write-down of property, plant and equipment charge of $5 million related to property, plant and equipment at a pulp and paper converting site and a write-down of property, plant and equipment of $2 million due to the replacement of certain equipment related to Attends Europe. In 2012, we recorded $7 million of impairment on property, plant and equipment due to the permanent shut down of the pulp line at our Kamloops mill, $5 million of impairment charges related to customer relationships at our former Ariva U.S. location and $2 million write-down of property, plant and equipment at our Mira Loma location. Restructuring charges of $18 million were recorded in 2013 compared to $30 million in 2012. Additional information about closure and restructuring activities, impairment and write-down charges is included under the section “Closure and Restructuring Activities and Impairment and Write-Down of Property, Plant and Equipment and Intangible Assets” above.

Interest Expense, net

We incurred $89 million of net interest expense in 2013, a decrease of $42 million compared to net interest expense of $131 million in the 2012. This decrease in net interest expense is primarily due to the premium paid on the repurchase in 2012 of our 10.75% Notes due 2017, 9.5% Notes due 2016, 7.125% Notes due 2015 and 5.375% Notes due 2013, on which we incurred $47 million of tender premiums and $3 million of additional charges, whereas in 2013, we recorded a charge of $2 million due to premiums paid on the repayment of our 5.375% Notes due 2013 and $1 million of additional charges. As a result of the repurchase in 2012, interest expense on those Notes decreased ($5 million). These decreases were partially offset by the increase in interest expense as a result of the issuance of the $300 million of 4.4% Notes due 2022, the issuance of $250 million of 6.25% Notes due 2042, and the issuance of the $250 million of 6.75% Notes due 2044 in the first quarter and third quarter of 2012, and in the fourth quarter of 2013, respectively.

Income Taxes

For 2013, our income tax benefit amounted to $20 million compared to a tax expense of $58 million in 2012, which approximated an effective tax rate of -28% and 25% for 2013 and 2012, respectively.

During 2013, the Company recorded $54 million of various tax credits pertaining to current and prior years. These credits included the conversion of $26 million of AFTC into $55 million of CBPC resulting in an after-tax benefit of $33 million for the new credit, as well as research and experimentation credits and other federal and state credits. Also, the Company’s effective tax rate is being reduced in 2013 by the impact of the U.S. manufacturing deduction and enacted law changes in certain states and provinces. The effective tax rate is being increased by the impact of certain non-deductible payments, mainly the Weston litigation settlement and the AFTC repayment, and an increase in the valuation allowance on certain losses. Additionally, the effective tax rate is being impacted by an $8 million reduction in unrecognized tax benefits pertaining to the AFTC which was converted to CBPC, partially offset by $5 million of accrued interest on uncertain tax positions.

A number of items impacted the 2012 effective tax rate. We recognized a tax benefit of $10 million for the U.S. manufacturing deduction and recorded an $8 million tax benefit related to federal, state, and provincial credits and special deductions. The effective tax rate for 2012 was also impacted by an increase in our unrecognized tax benefits of $6 million, mainly accrued interest, and a $3 million benefit related to enacted tax law changes, mainly a tax rate reduction in Sweden, which was partially offset by U.S. tax law changes in several states.

Valuation Allowances

In 2013, we recorded a valuation allowance of $5 million, mostly related to certain loss carryforwards, which impacted the effective tax rate for 2013. In 2012, we recorded a valuation allowance of $10 million related to certain foreign loss carryforwards, of this amount $9 million has been accounted for as part of a business combination and $1 million which impacted the overall consolidated effective tax rate for 2012.

Equity Loss

We incurred a $1 million equity loss, net of taxes of nil, with regard to our joint venture Celluforce Inc. in 2013 (2012- $6 million, 2011- $7 million).

Net Earnings

Net earnings amounted to $91 million ($2.72 per common share on a diluted basis) in 2013, a decrease of $81 million compared to net earnings of $172 million ($4.76 per common share on a diluted basis) in 2012, mainly due to the factors mentioned above.

FOURTH QUARTER OVERVIEW

For the fourth quarter of 2013, we reported operating income of $93 million, an increase of $50 million compared to operating income of $43 million in the fourth quarter of 2012. Our operating results for the fourth quarter of 2013 improved when compared to the fourth quarter of 2012, primarily due to our Pulp and Paper segment ($43 million). In our Pulp and Paper segment, we experienced an increase in average selling prices for pulp quarter over quarter ($23 million), the positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($13 million) and lower maintenance costs ($12 million). In addition, we had no restructuring charges in the fourth quarter of 2013 compared to $27 million in the fourth quarter of 2012. These increases were partially offset by lower selling prices for manufactured paper in the fourth quarter of 2013 compared to the fourth quarter of 2012 ($10 million), higher costs for fiber and energy ($12 million and $3 million, respectively) and the negative impact of lower production volume, in part due to higher maintenance downtime in our paper production ($8 million). Operating income in our Personal Care segment decreased by $4 million, mainly due to an increase in raw materials costs ($3 million), manufacturing spend ($2 million mostly due to an increase in labor costs) and selling, general and administrative charges ($3 million mainly due to an increase in salaries and wages). These decreases in operating income in the Personal Care segment was partially offset by the inclusion of AHP, following its acquisition in the third quarter of 2013. In addition, we experienced the favorable impacts of a reversal of an environmental provision ($5 million), a net gain on a derivative foreign exchange contract ($5 million) and the impact of favorable foreign exchange on working capital items ($4 million).

Our effective tax rate in the fourth quarter of 2013 of 8% was primarily impacted by an additional $9 million of research credits for prior years resulting from a completed research and experimentation study in the U.S. and audit resolutions in Canada and recognition of $2 million of previously unrecognized tax benefits related to uncertain tax positions, as well as by additional benefits related to the finalization of certain estimates in connection with the filing of certain our 2012 tax returns.

YEAR ENDED DECEMBER 31, 2012 VERSUS

YEAR ENDED DECEMBER 31, 2011

Sales

Sales for 2012 amounted to $5,482 million, a decrease of $130 million, or 2%, from sales of $5,612 million in 2011. This decrease in sales is mainly attributable to a decrease in our average selling price for pulp ($184 million, reflecting a selling price decrease of approximately 16% when compared to the average selling price of 2011) and manufactured paper ($26 million, reflecting a selling price decrease of less than 1% when compared to the average selling price of 2011). In addition, volume for our manufactured paper sales decreased ($206 million, a decrease of approximately 6% when compared to 2011) and we had lower deliveries in our former Distribution segment resulting from difficult market conditions and the sale of a business unit at the end of the first quarter of 2011 ($96 million). These decreases were partially offset by the increase in sales due to the inclusion of a full year of sales from Attends US as well as the acquisition of Attends Europe and EAM in the first and second quarter of 2012. We also had higher pulp shipments ($52 million, an increase of approximately 4% when compared to 2011).

Cost of Sales, excluding Depreciation and Amortization

Cost of sales, excluding depreciation and amortization, amounted to $4,321 million in 2012, an increase of $150 million, or 4%, compared to cost of sales, excluding depreciation and amortization, of $4,171 million in 2011. This increase is mainly attributable to the inclusion of a full year of cost of sales for Attends US, and the acquisition of Attends Europe and EAM in the first and second quarter of 2012, respectively, which resulted in an increase in cost of sales. In addition, we had higher volume for pulp ($39 million), higher costs for chemicals and fiber ($30 million and $29 million, respectively), and higher fixed costs ($21 million due mostly to an increase in salaries and wages). These were partially offset by lower shipments for manufactured paper ($107 million), lower energy costs ($18 million), and lower purchased pulp costs ($10 million).

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

Other Operating (Income) Loss, net

In 2012, the other operating loss of $7 million was mostly due to loss on sale of assets ($3 million), unfavorable foreign exchange on working capital items ($3 million) and environmental provision ($2 million).

In 2011, the other operating income of $4 million was mostly due to gains of sale of business and property, plant and equipment ($6 million), favorable exchange on working capital items ($2 million), partially offset by environmental provision ($3 million).

Operating Income

Operating income in 2012 amounted to $367 million, a decrease of $225 million compared to operating income of $592 million in 2011, due mostly to the factors mentioned above. This decrease is partially offset by lower impairment and write-down of property, plant and equipment costs of $71 million (a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income). In 2012, we recorded $7 million of impairment on property, plant and equipment due to the permanent shut down of the pulp line at our Kamloops mill, $5 million of impairment charges related to customer relationships for our former Ariva U.S. business and $2 million write-down of property, plant and equipment at our Mira Loma plant, compared to the $73 million accelerated depreciation charge related to the closure of a paper machine at our Ashdown mill (in the third quarter of 2011) and the $12 million impairment charge on assets at our Lebel-sur-Quévillion, a former mill, in 2011. In addition, we had lower closure and restructuring charges of $22 million when compared to 2011, primarily due to the closure of a paper machine at our Ashdown mill in 2011 as well as the withdrawal from two of our U.S. multiemployer plans where we incurred a withdrawal charge of $15 million in 2012 compared to a charge of $32 million in 2011. Additional information about impairment and write-down charges is included under the section “Impairment of Property, Plant and Equipment,” under the caption “Critical Accounting Policies” of this MD&A.

Interest Expense, net

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

Valuation Allowances

In 2012, we recorded a valuation allowance of $10 million related to certain foreign loss carryforwards. Of this amount, $9 million has been accounted for as part of a business combination and $1 million impacted the overall consolidated effective tax rate for 2012. In 2011, we recorded a valuation allowance of $4 million related to state tax credits in the U.S. that we expect will expire prior to utilization. This impacted the U.S. and overall consolidated effective tax rate for 2011.

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

PULP AND PAPER

SELECTED INFORMATION	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
(In millions of dollars, unless otherwise noted)
Sales
Total sales	$4,843	$5,088	$5,542
Operating income	171	330	581
Shipments
Paper (in thousands of ST)—manufactured	3,260	3,320	3,534
Pulp (in thousands of ADMT)—third party	1,445	1,557	1,497

Sales and Operating Income

Sales

Sales in our Pulp and Paper segment amounted to $4,843 million in 2013, a decrease of $245 million, or 5%, compared to sales of $5,088 million in 2012. This decrease in sales is mainly attributable the sale of Ariva U.S. in the third quarter of 2013 ($158 million), a decrease in our average selling price for manufactured paper ($73 million, reflecting a selling price decrease of approximately 2% when compared to the average selling price of 2012), a decrease in our pulp volume ($52 million, a decrease of approximately 5% when compared to 2012) and a decrease in our manufactured paper volume ($27 million, a decrease of approximately 1% when compared to 2012). These decreases were partially offset by an increase in our average selling price for pulp ($43 million reflecting a selling price increase of approximately 5% when compared to the average selling price of 2012).

Sales in our Pulp and Paper segment amounted to $5,088 million in 2012, a decrease of $453 million, or approximately 8%, compared to sales of $5,541 million in 2011. This decrease in sales is mostly attributable to the decrease in our average selling prices for pulp (an impact of $184 million reflecting a selling price decrease of approximately 16% when compared to the average selling price of 2011) and average selling prices for manufactured paper (an impact of $26 million reflecting a selling price decrease of less than 1% when compared to the average selling price of 2011), lower shipments of manufactured paper ($206 million, a decrease of approximately 6% when compared to 2011), in part due to a decrease in demand for our paper as well as lower deliveries in our former Distribution segment resulting from difficult market conditions and the sale of a business unit at the end of the first quarter of 2011 ($96 million). These decreases were partially offset by an increase in pulp shipments ($52 million, an increase of approximately 4% when compared to 2011).

Operating Income

Operating income in our Pulp and Paper segment amounted to $171 million in 2013, a decrease of $159 million, when compared to operating income of $330 million in 2012. Overall, our operating results declined when compared to 2012, primarily due to lower selling prices for manufactured paper. Also contributing to the decrease in operating income was the negative impact of lower production volume in pulp and paper ($45 million), higher costs for fiber and energy ($28 million and $17 million, respectively), higher maintenance costs ($15 million), higher freight costs ($13 million), higher compensation costs ($11 million), a decrease in pulp and manufactured paper volumes ($25 million) and a decrease in sales attributable to the sale of Ariva U.S. in the third quarter of 2013 ($10 million). We also converted AFTC to CBPC ($26 million) in the first quarter of 2013 and recorded a loss on sale of property, plant and equipment in relation to the sale of Ariva U.S. ($20 million) in the third quarter of 2013. These decreases were partially offset by higher average selling prices for pulp ($43 million), the positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($29 million), the gain on sale Port Edwards assets ($10 million) in the first quarter of 2013 and a decrease in outside purchased pulp costs ($8 million). In addition, we had lower closure and restructuring costs of $19 million (mostly due to the permanent shutdown of machines at our Ashdown mill and Kamloops mill in 2012), partially offset by higher impairment and write-off of property, plant and equipment of $6 million in 2013.

Operating income in our Pulp and Paper segment amounted to $330 million in 2012, a decrease of $251 million, when compared to operating income of $581 million in 2011. Overall, our operating results declined when compared to 2011, primarily due to lower selling prices for both pulp and manufactured paper. Also contributing to the decrease in operating income were higher costs for chemicals and fiber ($30 million and $29 million, respectively), an increase in lack-of-order and maintenance downtime of $96 million, mostly due to decrease in demand for our paper and the negative impact of stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($3 million). These factors were partially offset by the decrease in energy costs ($18 million) in part due to a reduction in the price of natural gas due to high North-American supply, decrease in outside purchased pulp costs of $10 million due to a decrease in the market price of recycled fiber in 2012 when compared to 2011 and decrease in freight costs ($5 million). In addition, we had lower impairment and write-off of property, plant and equipment of $71 million and lower closure and restructuring costs of $24 million, when compared to 2011, both of which are partially due to the permanent shut down of one of our paper machines at our Ashdown mill in the third quarter of 2011.

Pricing Environment

Paper

Average sales prices in our manufactured paper business experienced a decrease of $22/ton or approximately 2%, in 2013 compared to 2012. In 2012, our average paper sales prices in our manufactured paper business experienced a small decrease compared to in 2011. Our average sales prices were lower by $5/ton or less than 1%, in 2012 compared to 2011.

Pulp

Our total average pulp sales prices experienced an increase of $29/metric ton, or approximately 5% in 2013 compared to 2012. Our total average pulp sales prices experienced a significant decrease of $123/metric ton, or 16%, in 2012 compared to 2011.

Operations

Paper Shipments

Our manufactured paper shipments decreased by 60,000 tons, or approximately 2% in 2013 compared to 2012, primarily due to a decrease in demand for our paper. Our manufactured paper shipments decreased by 214,000 tons, or approximately 6%, in 2012 compared to 2011, primarily due to a decrease in demand for our paper and the dedication of resources to produce lower basis weight grades at our Malboro, South Carolina pulp and paper mill in order to fulfill requirements per the Appvion agreement.

Pulp Shipments

Our pulp trade shipments decreased by 112,000 metric tons, or 7%, in 2013 compared to 2012, primarily due to lower market demand. Our pulp trade shipments increased by 60,000 metric tons, or 4%, in 2012 compared to 2011. This increase was primarily due to lack-of-order downtime for paper. As such, we strategically increased our pulp production and third party sales.

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

Canadian collective agreements are unrelated to the umbrella agreement with the USW covering our U.S. locations. Ariva Lachine (31 unionized employees) and Quebec City (5 unionized employees) Warehouses ratified agreements in January 2014 with the Teamsters. In April 2014, Collective Agreements will expire at Windsor Mill in Quebec (707 unionized employees), Espanola Mill in Ontario (415 unionized employees) and Mississauga Warehouse Unifor locals (36 unionized employees). Negotiation dates for these locations have not been set. The Ottawa warehouse for Ariva (4 unionized employees) will also negotiate at same time as the Mississauga Warehouse Unifor locals.

Closure and Restructuring

In 2013, we incurred $10 million of closure and restructuring costs ($29 million in 2012), and $20 million of impairment and write-down of property, plant and equipment and intangible assets in 2013 ($14 million in 2012).

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

For details on the closure and restructuring, refer to Part II, Item 8, Financial Statement and Supplementary Data, under Note 16 “Closure and Restructuring Costs and Liability” of this Annual Report on Form 10-K.

Alternative Fuel Tax Credit and Cellulosic Biofuel Producer Credit

As of December 31, 2013, we have gross unrecognized tax benefits and interest of $195 million and related deferred tax assets of $19 million associated with the AFTC claimed on our 2009 tax return. The recognition of these benefits, $176 million net of deferred taxes, would impact the effective tax rate. During the second quarter of 2012, the IRS began an audit of our 2009 U.S. income tax return and in the third quarter of 2013 expanded the audit period to include the tax returns for the 2010 and 2011 tax years. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. We reasonably expect the audit to be settled within the next 12 months which could result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty. Additional information regarding unrecognized tax benefits is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 10 “Income taxes.”

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

We were allocated CDN$143 million through this Green Transformation Program, of which all was approved and received (CDN$1 million received in 2013, CDN$16 million received in 2012 and CDN$73 million received in 2011), mostly related to eligible projects at our Kamloops, Dryden and Windsor pulp and paper mills. The funds were spent on capital projects to improve energy efficiency and environmental performance in our Canadian pulp and paper mills and any amounts received were accounted for as an offset to the applicable plant and equipment asset amount.

PERSONAL CARE

SELECTED INFORMATION	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
(In millions of dollars)
Sales	$566	$399	$71
Operating income	43	45	7

Sales and Operating Income

Sales

Sales in our Personal Care segment amounted to $566 million in 2013, an increase of $167 million, when compared to sales of $399 million in 2012. This increase is due primarily to the acquisition of AHP in the third quarter of 2013 and the inclusion of a full year of sales from Attends Europe and EAM following their acquisitions in the first and second quarter of 2012, respectively.

Sales in our Personal Care segment amounted to $399 million in 2012, an increase of $328 million, when compared to sales of $71 million in 2011. This increase is mainly due to the inclusion of a full year of Attends US of $140 million, as well as the acquisition of Attends Europe and EAM in the first and second quarter of 2012, respectively, of $189 million.

For details on the AHP acquisition, refer to Part II, Item 8, Financial Statement and Supplementary Data, under Note 3 “Acquisition of Businesses” of this Annual Report on Form 10-K.

Operating Income

Operating income amounted to $43 million in 2013, a decrease of $2 million, when compared to operating income of $45 million in 2012. This decrease is mainly due to an increase in selling, general and administrative costs, mostly due to the creation of our new divisional head office in Raleigh, North Carolina for our Personal Care segment, an increase in raw material costs and an increase in salaries and wages. This decrease was partially offset by a full year of Attends Europe and EAM and the acquisition of AHP in the third quarter of 2013.

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

Operations

Labor

We employ approximately 1,415 employees in our Personal Care segment. Approximately 944 non-unionized employees are in North America and 471 employees are in Europe of which the majority are unionized.

STOCK-BASED COMPENSATION EXPENSE

Under the Omnibus Incentive Plan (the “Omnibus Plan”), we may award to key employees and non-employee directors at the discretion of the Human Resources Committee of the Board of Directors, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance-conditioned restricted stock units, performance share units, deferred share units and other stock-based awards. We generally grant awards annually and use, when available, treasury stock to fulfill awards settled in common stock and options exercises.

For the year ended December 31, 2013, stock-based compensation expense recognized in our results of operations was $13 million (2012 – $20 million; 2011 – $23 million) for all of the outstanding awards. Stock-based compensation costs not yet recognized amounted to $10 million (2012 – $11 million; 2011 – $16 million) and will be recognized over the remaining service period of approximately 25 months. The aggregate value of liability awards settled in 2013 was $10 million. The total fair value of shares vested in 2012 was $6 million. Stock-based compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $439 million is currently undrawn and available or through our receivables securitization facility, of which $92 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $411 million in 2013, a $140 million decrease compared to cash flows provided from operating activities of $551 million in 2012. This decrease in cash flows provided from operating activities is primarily due to decreased profitability in 2013 when compared to 2012 ($81 million).

In 2013, we settled the litigation with George Weston Limited for $49 million ($46 million after tax) and had a net benefit related to the conversion of AFTC to CBPC ($15 million net income benefit). We also paid a premium on the redemption of the 5.375% Notes due 2013 ($2 million), consumed more cash from higher working capital requirements and consumed less cash for pension contributions.

In 2012, we paid tender premiums on the partial repurchase of our 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016 and 10.75% Notes due 2017 ($47 million).

Cash flows provided from operating activities totaled $551 million in 2012, a $332 million decrease compared to $883 million in 2011. This decrease in cash flows provided from operating activities is primarily due to a decrease in profitability and the negative impact of the $47 million tender premiums paid as described above.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in 2013 amounted to $469 million, a $17 million decrease compared to cash flows used for investing activities of $486 million in 2012.

The use of cash in 2013 was mainly due to the acquisition of AHP in the third quarter of 2013 ($276 million) and additions to property, plant and equipment ($242 million) primarily in our Personal Care segment for additional production lines. This was partially offset by the proceeds from sale of our Ariva U.S. business ($45 million), on the disposal of Port Edwards assets ($9 million) and by the proceeds from the sale on the disposal of land in Cornwall, Ontario ($6 million) in 2013.

The use of cash in 2012 was mainly due to the acquisition of Attends Europe in the first quarter of 2012 for $232 million (€173 million) and EAM for $61 million in the second quarter of 2012 and additions to property, plant and equipment ($236 million) primarily in our Personal Care segment for additional production lines. In addition, we invested $6 million in our joint venture in 2012. This was partially offset by proceeds of $49 million in 2012, mostly related to the sale of hydro assets in Ottawa, Ontario and Gatineau, Quebec in 2012 ($46 million).

Our annual capital expenditures are expected to be between $260 million and $280 million, or 70% and 75% of our estimated annual depreciation expense in 2014.

Cash flows used for investing activities in 2012 amounted to $486 million, a $91 million increase compared to cash flows used for investing activities of $395 million in 2011.

The use of cash in 2011 was mainly due to the acquisition of Attends US for $288 million and additions to property, plant and equipment ($144 million) due mainly to additions in the Personal Care segment as well as increased spending in the Pulp and Paper segment for upgrades and modifications to our existing assets. In addition, we invested $7 million in our joint venture in 2011. This was partially offset by the proceeds of $34 million, mostly related to the sale our Gilmour Land ($18 million) and to the sale of our Cerritos facility ($7 million) and by the proceeds from the sale of businesses and investments ($10 million) related to sale of a small business unit in our former Ariva U.S. business.

Financing Activities

Cash flows provided from financing activities totaled $54 million in 2013 compared to cash flows provided from financing activities of $152 million in 2012.

The source of cash in 2013 was primarily the result of the issuance of $250 million of 6.75% Notes due 2044 in the fourth quarter of 2013 for net proceeds of $249 million and borrowing of $160 million under our existing Credit Agreement (“the Credit Agreement”). These items were partially offset by the redemption of the outstanding 5.375% Notes due 2013 in the first quarter of 2013 ($71 million), repayment of capital leases related to land and buildings ($30 million), dividend payments ($67 million) and the repurchase of our common stock ($183 million).

The source of cash in 2012 was mostly driven by the issuance of $300 million of 4.4% Notes due 2022 and issuance of $250 million of 6.25% Notes due 2042 for net proceeds of $548 million. These amounts were partially offset by the repurchase of $1 million of 5.375% Notes due 2013, $47 million of 7.125% Notes due 2015, $31 million of 9.5% Notes due 2016 and $107 million of 10.75% Notes due 2017 for total cash consideration of $186 million pursuant to a tender offer. We also made dividend payments ($58 million), repurchased our common stock ($157 million) and repaid capital leases relating to land and buildings ($6 million).

Cash flows provided from financing activities totaled $152 million in 2012 compared to cash flows used for financing activities of $574 million in 2011.

The use of cash in 2011 was primarily due to the repurchase of our common stock ($494 million) and dividend payments ($49 million). In addition, we repurchased our 10.75% Notes for $15 million in the third quarter of 2011.

Capital Resources

Unsecured Notes Redemption

During the first quarter of 2013, we redeemed our outstanding 5.375% Notes due 2013, for par value of $71 million and incurred $2 million of premiums paid and additional charges of $1 million, included in Interest expense on the Consolidated Statement of Earnings and Comprehensive Income.

As a result of a cash tender offer during the first quarter of 2012, we repurchased $1 million of the 5.375% Notes due 2013, $47 million of the 7.125% Notes due 2015, $31 million of the 9.5% Notes due 2016 and $107 million of the 10.75% Notes due 2017. We incurred $47 million of tender premiums and additional charges of $3 million as a result of this repurchase, both of which are included in Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

During the third quarter of 2011, we repurchased $15 million of the 10.75% Notes due 2017 and recorded a charge of $4 million on repurchase of the Notes.

Senior Notes Offering

On November 30, 2013, we issued $250 million 6.75% Notes due 2044 for net proceeds of $249 million. The net proceeds from the offering were used to fund a portion of the purchase price of the acquisition of Laboratorios Indas, S.A.U. For details, refer to Part II, Item 8, Financial Statement and Supplementary Data, under Note 27 “Subsequent Event” of this Annual Report on Form 10-K.

On August 20, 2012, we issued $250 million of 6.25% Notes due 2042, for net proceeds of $247 million. The net proceeds from the offering of the Notes were used for general corporate purposes.

On March 7, 2012, we issued $300 million of 4.4% Notes due 2022, for net proceeds of $297 million. The net proceeds from the offering of the notes were used to fund a portion of the repurchase of the 5.375% Notes due 2013, 7.125% Notes due 2015, 9.5% Notes due 2016 and 10.75% Notes due 2017 pursuant to a tender offer, including the payment of accrued interest and applicable early tender premiums, as well as for general corporate purposes.

The Notes are redeemable, in whole or in part, at our option at any time. In the event of a change in control, each holder will have the right to require us to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest. The Notes are unsecured obligations and rank equally with existing and future unsecured and unsubordinated indebtedness. The Notes are fully and unconditionally guaranteed on an unsecured basis by certain U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement.

Bank Facility

On June 15, 2013, we entered into an amended and restated Credit Agreement, among us, certain subsidiary borrowers, certain subsidiary guarantors and the lenders and agents party thereto. The Credit Agreement amended our existing $600 million revolving credit facility that was scheduled to mature June 23, 2015. The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility) that matures on June 15, 2017. The maximum aggregate amount of availability under the revolving Credit Agreement is $600 million, which may be borrowed in U.S. Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). Borrowings may be made by us, by our U.S. subsidiary Domtar Paper Company, LLC, by our Canadian subsidiary Domtar Inc. and by any additional borrower designated by us in accordance with the Credit Agreement. We may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement by one year, if, in each case, certain conditions are satisfied, including (i) the absence of any event of default or default under the Credit Agreement and (ii) the consent of the lenders participating in each such increase or extension, as applicable.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2013, we were in compliance with our covenants, and borrowing under the Credit Agreement amounted to $160 million (December 31, 2012 – nil). At December 31, 2013, we had outstanding letters of credit amounting to $1 million under this credit facility (December 31, 2012- $12 million). We had $439 million available under our contractually committed credit facility at December 31, 2013.

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

Receivables Securitization

We have a receivables securitization facility that matures in March 2016, with a utilization limit for borrowings or letters of credit of $138 million at December 31, 2013. This was extended in the first quarter of 2013 from the prior maturity date of November 2013.

At December 31, 2013, we had no borrowings and $46 million of letters of credit under the program (December 31, 2012 – nil and $38 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility, or the failure by Domtar to repay or satisfy material obligations.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to us and we acquired Domtar Inc. on March 7, 2007 (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of December 31, 2013, there were 561,510 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time. The exchangeable shares may be redeemed by Domtar (Canada) Paper Inc. on a redemption date to be set by the Board of Directors, which cannot be prior to July 31, 2023, or upon the occurrence of certain specified events, including, upon at least 60 days prior written notice to the holders, in the event less than 416,667  exchangeable shares (excluding any exchangeable shares held directly or indirectly by us) are outstanding at any time.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2013, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2013, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2013:

CONTRACT TYPE	2014	2015	2016	2017	2018	THEREAFTER	TOTAL
(in million of dollars)
Notes (excluding interest)	—	$167	$94	$278	—	$800	$1,339
Revolving credit facility	—	—	—	160	—	—	160
Capital leases (including interest)	6	4	3	1	1	11	26

Long-term debt	6	171	97	439	1	811	1,525
Operating leases	28	19	13	9	8	44	121
Liabilities related to uncertain tax benefits (1)	—	—	—	—	—	—	259

Total obligations	$34	$190	$110	$448	$9	$855	1,905

COMMERCIAL OBLIGATIONS

COMMITMENT TYPE	2014	2015	2016	2017	2018	THEREAFTER	TOTAL
(in million of dollars)
Other commercial commitments (2)	$89	$5	$3	$3	$2	$—	$102

(1)	We have recognized total liabilities related to uncertain tax benefits of $259 million as of December 31, 2013. The timing of payments, if any, related to these obligations is uncertain.

(2)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum total amount of $24 million to the pension plans in 2014.

For 2014 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

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

FUTURE ACCOUNTING CHANGES

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, an update to Foreign Currency Matters, which indicates that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been (i) a sale of a subsidiary or a group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a step acquisition for a foreign entity. The update does not change the requirement to release a pro-rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity.

The amendments are effective for interim and annual periods beginning after December 15, 2013 and will not have an impact on our consolidated financial statements unless one or more of the derecognition events stated above occur after the effective date.

Income Taxes

In July 2013, the FASB issued ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The amendments are effective for interim and annual periods beginning after December 15, 2013. Other than the change in the presentation, we have determined these changes will not have a material impact on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect our results of operations and financial position. On an ongoing basis, management reviews its estimates, including those related to environmental matters and other asset retirement obligations, useful lives, impairment of property, plant and equipment, impairment of intangibles, impairment of goodwill, impairment of indefinite-lived intangible assets, pension plans and other post-retirement benefit plans, income taxes and closure and restructuring costs based on currently available information. Actual results could differ from those estimates.

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

The estimate of fair value of the asset retirement obligations is based on the expected future cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. We have established cash flow scenarios for each individual asset retirement obligation. Probabilities are applied to each of the cash flow scenarios to arrive at an expected future cash flow. There is no supplemental risk adjustment made to the expected cash flows. The expected cash flow for each of the asset retirement obligations are discounted using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary based on the prevailing rate at the moment of recognition of the liability and on its settlement period. The rates used vary between 5.5% and 12.0%.

Cash flow estimates incorporate either assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort, or assumptions developed by internal experts.

In 2013, our operating expenses for environmental matters amounted to $69 million (2012 – $64 million; 2011 – $62 million). We made capital expenditures for environmental matters of $4 million in 2013 (2012 – $4 million; 2011 – $8 million). No amounts were spent under the Pulp and Paper Green Transformation Program in 2013 as all projects were completed, and reimbursed by the Government of Canada (2012 – $6 million; 2011 – $83 million), for the improvement of air emissions and energy efficiency, effluent treatment and remedial actions to address environmental compliance.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against the Company and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. Beyond the filing of preliminary pleadings, no steps have been taken by the parties in this action. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and the Company (“responsible persons”) in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The relevant government authorities selected a remediation approach on July 15, 2011, and on January 8, 2013, the same authorities decided that each responsible persons’ implementation plan is satisfactory and that the responsible persons decide which plan is to be used. Most of the remaining appeals that were to be heard before the Board were abandoned by the parties during the course of the Board proceedings which were held in the fall of 2013. Seaspan and Domtar have selected a remedial plan and are in the process of applying to the Vancouver Fraser Port Authority for permitting approval. We have recorded an environmental reserve to address its estimated exposure and the reasonably possible loss in excess of the reserve is not considered to be material for this matter.

At December 31, 2013, we had a provision of $67 million for environmental matters and other asset retirement obligations (2012 – $83 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, results of operations or cash flows.

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

At December 31, 2013, anticipated undiscounted payments in each of the next five years are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
Environmental provision and other asset retirement obligations	$23	$14	$3	$2	$2	$67	$111

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”)

On December 2, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in some of our manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. The EPA announced the final rule on December 20, 2012 and it was subsequently published in the Federal Register on January 31, 2013 for major sources. We are developing plans to bring facilities affected by the Boiler MACT rule into compliance by the January 2016 regulatory deadline for major sources. We expect that the capital cost required to comply with the Boiler MACT rules is between $20 million and $30 million. We are currently assessing the associated increase in operating costs as well as alternate compliance strategies.

The EPA has agreed to reconsider a limited number of issues in the most recent Boiler MACT rule, and elements of EPA’s rule are expected to be legally challenged. The consequences of these activities cannot be predicted. However, at this point, we do not anticipate that significant adjustments to compliance plans will be needed to accommodate any changes to the final rule.

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

Our intangible assets are stated at cost less accumulated amortization, including any applicable intangible asset impairment write-down. Water rights, customer relationships, technology, trade names, supplier and non-compete agreements and license rights are amortized on a straight-line basis over their estimated useful lives, which vary from 5 to 40 years. Some of our trade names and license rights are considered to have indefinite useful lives and therefore are not amortized.

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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. In 2013, we recorded depreciation and amortization expense of $376 million compared to $385 million and $376 million in 2012 and 2011, respectively. At December 31, 2013, we had property, plant and equipment with a net book value of $3,289 million ($3,401 million in 2012) and intangible assets, net of amortization of $407 million ($309 million in 2012).

Impairment of Property, Plant and Equipment

Property, plant and equipment are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the assets exceeds their estimated undiscounted future cash flows in order to assess if the property, plant and equipment are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets, a Step II impairment test must be carried out to determine the impairment charge. In Step II, property, plant and equipment are written down to their estimated fair values. Given that there is generally no readily available quoted value for our property, plant and equipment, we determine fair value of our assets using the estimated discounted future cash flows (“DCF”) expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The DCF in Step II is based on the undiscounted cash flows used in Step I.

Estimates of undiscounted future cash flows used to test the recoverability of the property, plant and equipment included key assumptions related to selling prices, inflation-adjusted cost projections, forecasted exchange rate for the U.S. dollar when applicable and the estimated useful life of the property, plant and equipment. For details, refer to Part II, Item 8, Financial Statements and Supplementary Data, under Note 4 “Impairment and Write-Down of Property, Plant and Equipment and Intangible Assets” of this Annual Report on Form 10-K.

Impairment of intangibles

Definite-lived intangibles assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the intangible may not be recoverable. Deterioration in sales and operating results of our former Ariva U.S. business led us to test the customer relationships of this asset group for recoverability. As of December 31, 2012, we recognized an impairment charge of $5 million included in Impairment and write-down of property, plant and equipment and intangible assets related to customer relationships in our Pulp and Paper segment, based on the revised long-term forecast in the fourth quarter of 2012. We concluded that no further impairment or impairment indicators exist as of December 31, 2012. For details, refer to Part II, Item 8, Financial Statements and Supplementary Data, under Note 26 “Sales of Ariva U.S.” of this Annual Report on Form 10-K.

Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

Impairment of Goodwill

All goodwill as of December 31, 2013 resided in our Personal Care reporting segment. The goodwill in the Personal Care reporting segment originates from the acquisitions of Attends US on September 1, 2011 ($163 million), Attends Europe on March 1, 2012 ($71 million), EAM on May 10, 2012 ($31 million) and AHP on July 1, 2013 ($103 million).

For purposes of impairment testing, goodwill must be assigned to one or more of our reporting units. We test goodwill at the reporting unit level. Goodwill is not amortized and is evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

In performing the qualitative assessment, we identify the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value. This process involves significant judgment and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting us and the business, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the Step I of the two-step impairment test is necessary. We can also elect to bypass the qualitative assessment and proceed directly to Step 1 of the impairment test.

As a result of the on-going and planned integration of operations within Personal Care, the reporting unit for the testing of goodwill is expected to be the entire personal care reporting segment. In 2013, we elected to perform the Step 1 goodwill impairment test on Attends US, Attends Europe and EAM. We did not perform a Step 1 test on AHP as we acquired the business on July 1, 2013 and completed the fair and allocation of purchase price in the fourth quarter of 2013.

The Step I goodwill impairment test determines whether the fair value of a reporting unit exceeds the net carrying amount of that reporting unit, including goodwill, as of the assessment date in order to assess if goodwill is impaired. If the fair value is greater than the net carrying amount, including goodwill, no impairment is necessary. In the event that the net carrying amount, including goodwill exceeds the fair value, the Step II goodwill impairment test must be performed in order to determine the amount of the impairment charge. The implied fair value of goodwill in this test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination. That is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit represents the implied value of goodwill. To accomplish this Step II test, the fair value of the reporting unit’s goodwill must be estimated and compared to its carrying value. The excess of the carrying value over the fair value is taken as an impairment charge in the period.

In the first step of the impairment test, we estimate the fair value of our reporting units using fair values derived from the income approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. The key estimates and factors of cash flow projections include, but are not limited to, management’s estimates of revenue growth rates and profit margins, taking into consideration economic indicators, industry and market conditions as well as estimates of capital expenditures and long-term revenue growth rates. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics.

The result of the Step 1 analysis was that the estimated fair value exceeded the carrying amount, including goodwill, by a significant amount. As such, the results of the Step 1 analysis for the Attends US, Attends Europe and EAM reporting units did not result in any impairment charges. In estimating the fair value of our reporting units, we have taken into consideration the industry and market trends that existed as of October 1, 2013, the date of the annual goodwill impairment test, for each respective reporting unit.

A 100 basis points increase in the discount rates used in the tests or a 100 basis point decrease in the long-term revenue growth assumptions would not change the conclusion of the Step 1 tests.

We will continue to monitor goodwill on an annual basis as of the beginning of our fourth fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results, changes in management’s business strategy or significant declines in our stock price, indicate that there may be potential indicator of impairment.

In the fourth quarter of 2013, we assessed qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of the AHP reporting unit was less than its carrying amount. After assessing the totality of events and circumstances, we determined it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. Thus, performing the two-step impairment test was unnecessary and no impairment charge was recorded for goodwill.

In the fourth quarter of 2012, we assessed qualitative factors to determine whether the existence of events or circumstances led to a determination that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. After assessing the totality of events and circumstances, we determined it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. Thus, performing the two-step impairment test was unnecessary and no impairment charge was recorded for goodwill.

Impairment of indefinite-lived intangible assets

The indefinite-lived intangible assets in the Personal Care segment originate from the acquisitions of Attends US on September 1, 2011 ($61 million) and Attends Europe on March 1, 2012 ($54 million), and both refer to trade names. In addition, there are license rights in the Pulp and Paper segment following the acquisition of Xerox’s paper and print media products on June 1, 2013 ($6 million).

We test indefinite-lived intangible assets at each of the assets level. Indefinite-lived intangibles assets are not amortized and are evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-life intangible asset is less than its carrying amount.

In performing the qualitative assessment, we identify the relevant drivers of fair value of an indefinite-life intangible asset and the relevant events and circumstances that may have an impact on those drivers of fair value. This process involves significant judgment and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting us and the business, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of an indefinite-life intangible asset is less than its carrying amount, then we perform a quantitative assessment of fair value compared to the carrying amount. If the fair value is greater than the net carrying amount, no impairment is necessary. In the event that the net carrying amount exceeds the fair value, the excess of the carrying value over the fair value is taken as an impairment charge in the period.

In the fourth quarter of 2013 and 2012, we performed the qualitative assessment of indefinite-lived intangible assets. After assessing the totality of events and circumstances, we determined it was more likely than not that the fair values of the indefinite-lived intangible assets was greater than their respective carrying amounts. Thus, performing the Step 1 impairment test was unnecessary and no impairment charge was recorded for indefinite-lived intangible assets.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to our contribution. Defined contribution pension expense was $29 million for the year ended December 31, 2013 (2012 – $24 million and 2011 – $24 million).

We sponsor both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans that cover the majority of our employees. Non-unionized employees in Canada joining the Company after June 1, 2000, participate in a defined contribution pension plan. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. On January 1, 2013, all unionized employees covered under the agreement with the United Steel Workers not grandfathered under the existing defined benefit pension plans were transitioned to a defined contribution pension plan for future service. We also sponsor a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits. We also provide supplemental unfunded defined benefit pension plans to certain senior management employees.

We account for pensions and other post-retirement benefits in accordance with Compensation-Retirement Benefits Topic of the Financial Accounting Standards Board-Accounting Standards Committee (“FASB ASC”) which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated Balance Sheets. Pension and other post-retirement benefit assumptions include the discount rate, the expected long-term rate of return on plan assets, the rate of compensation increase, health care cost trend rates, mortality rates, employee early retirements and terminations or disabilities. Changes in these assumptions result in actuarial gains or losses which we have amortized over the expected average remaining service life of the active employee group covered by the plans only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 8 years of the active employee group covered by the pension plans and 8 years of the active employee group covered by the other post-retirement benefits plans.

An expected rate of return on plan assets of 5.8% was considered appropriate by our management for the determination of pension expense for 2013. Effective January 1, 2014, we will use 6.4% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management’s best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts’ or governments’ expectations as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2013, for pension plans were estimated at 4.1% for the accrued benefit obligation and 4.8% for the net periodic benefit cost for 2013 and for post-retirement benefit plans were estimated at 4.8% for the accrued benefit obligation and 4.2% for the net periodic benefit cost for 2013.

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the accrued benefit obligation and 2.8% for the net periodic benefit cost) and for post-retirement benefits (set at 2.8% for the accrued benefit obligation and 2.7% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For measurement purposes, a 5.3% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. The rate was assumed to decrease gradually to 4.1% by 2033 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the accrued pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2013. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

Sensitivity Analysis

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	PENSION		OTHER POST-RETIREMENT BENEFIT
	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST
(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	($17)	N/A	N/A
1% decrease	N/A	17	N/A	N/A
Discount rate
Impact of:
1% increase	($179)	(19)	($12)	(1)
1% decrease	208	23	14	1
Assumed overall health care cost trend
Impact of:
1% increase	N/A	N/A	10	1
1% decrease	N/A	N/A	(9)	(1)

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

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2013:

	Target allocation	Percentage of plan assets at December 31, 2013	Percentage of plan assets at December 31, 2012
Fixed income
Cash and cash equivalents	0% – 10%	3%	4%
Bonds	51% – 61%	55%	55%

Equity
Canadian Equity	7% – 15%	7%	11%
US Equity	8% – 18%	14%	12%
International Equity	14% – 24%	21%	18%

Total (1)		100%	100%

(1)	Approximately 83% of the pension plans’ assets relate to Canadian plans and 17% relate to U.S. plans.

Our pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, and to fund solvency deficiencies, funding shortfalls and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefit payments. We expect to contribute a minimum total amount of $24 million in 2014 compared to $35 million in 2013 (2012 – $86 million) to the pension plans. The payments made in 2013 to the other post-retirement benefit plans amounted to $10 million (2012 – $7 million).

The estimated future benefit payments from the plans for the next ten years at December 31, 2013 are as follows:

	Pension plans	Other post-retirement benefit plans
2014	$98	$5
2015	100	5
2016	103	5
2017	108	6
2018	111	6
2019-2023	594	30

Asset Backed Notes

At December 31, 2013, our Canadian defined benefit pension funds held restructured asset backed notes (“ABN”) (formerly asset backed commercial paper) valued at $203 million (CDN$216 million). At December 31, 2012, our plans held ABN valued at $213 million (CDN$211 million). During 2013, the total value of the ABN benefited from an increase in value of $23 million (CDN$24 million). For the same period, the total value of the ABN was reduced by repayments and sales totalling $19 million (CDN$20 million), partially offset by the $14 million impact of an increase in the value of the Canadian dollar.

Most of these ABN, with a current value of $193 million (2012 – $193 million; 2011 – $178 million), were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009. About $186 million of these notes are expected to mature in three years. These notes are valued based upon current market quotes. The market values are supported by the value of the underlying investments held by the issuing conduit. The values for the $7 million of remaining ABN, that also were subject to the Montreal Accord, were sourced either from the asset manager of the ABN, or from trading values for similar securities of similar credit quality.

An additional $10 million of ABN were restructured separately from the Montreal Accord. They are valued based upon the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount (equivalent 1.75% per annum) applied for illiquidity. They are expected to mature in three years.

Possible changes that could impact the future value of ABN include: (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABN market, (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits, and (4) the passage of time, as most of the notes will mature in approximately three years.

Multiemployer Plans

We contributed to seven multiemployer defined benefit pension plans under the terms of collective agreements that cover certain Canadian and U.S. unionized employees. As at December 31, 2013, we had withdrawn from all five U.S. multiemployer plans, and continued to participate in the two Canadian plans. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

Our participation in these plans for the annual periods ended December 31 is outlined in the table below. The plan’s 2013, 2012 and 2011 actuarial status certification was completed as of January 1, 2014, January 1, 2013, and January 1, 2012, respectively, and is based on the plan’s actuarial valuation as of December 31, 2013, December 31, 2012, and December 31, 2011, respectively. This represents the most recent Pension Protection Act (“PPA”) zone status available. The zone status is based on information received from the plan and is certified by the plan’s actuary. One significant plan is in the red zone, which means it is less than 65% funded and requires a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”).

		Pension Protection Act Zone Status			Contributions from Domtar to Multiemployer (c)
Pension Fund	EIN / Pension Plan Number	2013	2012	FIP / RP Status Pending / Implemented	2013		2012		2011		Surcharge imposed	Expiration date of collective barganing agreement
U.S. Multiemployer Plans					$		$		$
PACE Industry Union-
Management Pension Fund (a)	11-6166763-001	Red	Red	Yes -Implemented		—		3		3	Yes	January 27, 2015
Canadian Multiemployer Plans
Pulp and Paper Industry
Pension Plan (b)	N/A	N/A	N/A	N/A		2		2		3	N/A	April 30, 2017

Total						2		5		6
Total contributions made to all plans that are not individually significant (d)						1		1		1

Total contributions made to all plans						3		6		7

(a)	We withdrew from the PACE Industry Union-Management Pension Fund effective December 31, 2012.

(b)	In the event that the Canadian multiemployer plan is underfunded, the monthly benefit amount can be reduced by the trustees of the plan. Moreover, we are not responsible for the underfunded status of the plan because the Canadian multiemployer plans do not require participating employers to pay a withdrawal liability or penalty upon withdrawal.

(c)	For each of the three years presented, our contributions to each multiemployer plan do not represent more than 5% of total contributions to each plan as indicated in the plan’s most recently available annual report.

(d)	On July 31st, 2013, we withdrew from all the remaining US multiemployer plans.

In relation to the withdrawal from one of our multiemployer pension plans in 2011, we recorded an additional charge to earnings of $1 million due to a change in the estimated withdrawal liability during the first quarter of 2013. During the second and third quarter of 2013, we withdrew from our remaining U.S. multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $14 million, of which $3 million is recorded in Closure and restructuring cost and $11 million related to the sale of our Ariva

U.S. business included in Other operating loss (income), net on the Consolidated Statement of Earnings and Comprehensive Income. At December 31, 2013, the total provision for the withdrawal liabilities is $63 million. While this is our best estimate of the ultimate cost of the withdrawal from these plans at December 31, 2013, additional withdrawal liabilities may be incurred based on the final fund assessment and in the events of a mass withdrawal, as defined by statute, occurring anytime within the next three years. Refer to Part II, Item 8, Financial Statement and Supplementary Data of this Annual Report on Form 10-K, under Note 16 “Closure and Restructuring Costs and Liability.”

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits and losses for which a valuation allowance of $4 million exists at December 31, 2013, and certain foreign loss carryforwards for which a valuation allowance of $15 million exists at December 31, 2013. Of this amount, $5 million impacted tax expense and the effective tax rate for 2013 ($1 million – 2012; nil – 2011).

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

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2013, we had gross unrecognized tax benefits of $259 million. If our income tax positions with respect to the alternative fuel tax credits are sustained, either all or in part, then we would recognize a tax benefit in the future equal to the amount of the benefits sustained.

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

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2013. Closure and restructuring cost estimates are dependent on future events. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

For details, refer to Part II, Item 8, Financial Statements and Supplementary Data, under Note 16 “Closure and Restructuring Costs and Liability” of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers
Business Papers	$12
Converting & Publishing	9
Commercial Printing	7
Other	5
Pulp—net position
Softwood	$10
Fluff	4
Hardwood	2
Foreign exchange, excluding depreciation and amortization (US $0.01 change in relative value to the Canadian dollar before hedging)	10
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	4

1	Based on estimated 2014 capacity (ST or ADMT).

2	Based on estimated 2014 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

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

CREDIT RISK

We are exposed to credit risk on the accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2013, one of our Pulp and Paper segment customers located in the United States represented 12% ($73 million) ((2012 – 11% ($64 million)) of our total receivables.

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

COST RISK

Cash flow hedges

We purchase natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, we may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. We formally document the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge forecasted purchases over the next 48 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded in Other comprehensive income, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2013 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2014	2015	2016	2017
Natural gas	23,580,000	MMBTU	(1)	$ 97	56%	40%	27%	10%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of December 31, 2013. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income and Other comprehensive income for the year ended December 31, 2013 resulting from hedge ineffectiveness (2012 and 2011 – nil).

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

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2013 to hedge forecasted purchases:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for 2014
Currency options purchased	CDN	$425	53%
	USD	$26	82%
	GBP	£16	79%
Currency options sold	CDN	$425	53%
	USD	$26	82%
	GBP	£16	79%

The currency options are fully effective as at December 31, 2013. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2013 resulting from hedge ineffectiveness (2012 and 2011 – nil).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework, issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has excluded Associated Hygienic Products LLC (“AHP”) from the assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a business combination during 2013. The assets and revenues of this business represent 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control – Integrated Framework issued in 1992 by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Domtar Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Associated Hygienic Products, LLC (“AHP”) from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013. We have also excluded AHP from our audit of internal control over financial reporting. AHP is a wholly-owned subsidiary whose total assets and total revenues represent 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 24, 2014

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
Sales	5,391	5,482	5,612
Operating expenses
Cost of sales, excluding depreciation and amortization	4,361	4,321	4,171
Depreciation and amortization	376	385	376
Selling, general and administrative	381	358	340
Impairment and write-down of property, plant and equipment and intangible assets (NOTE 4)	22	14	85
Closure and restructuring costs (NOTE 16)	18	30	52
Other operating loss (income), net (NOTE 8)	72	7	(4)

	5,230	5,115	5,020

Operating income	161	367	592
Interest expense, net (NOTE 9)	89	131	87

Earnings before income taxes and equity earnings	72	236	505
Income tax expense (benefit) (NOTE 10)	(20)	58	133
Equity loss, net of taxes	1	6	7

Net earnings	91	172	365

Per common share (in dollars) (NOTE 6)
Net earnings
Basic	2.73	4.78	9.15
Diluted	2.72	4.76	9.08
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	33.3	36.0	39.9
Diluted	33.4	36.1	40.2
Net earnings	91	172	365
Other comprehensive income (loss):
Net derivative gains (losses) on cash flow hedges:
Net losses arising during the period, net of tax of $(6) (2012—$1; 2011—$7)	(10)	—	(13)
Less: Reclassification adjustment for (gains) losses included in net earnings, net of tax of $(3) (2012—$(5); 2011—$(2))	5	8	(1)
Foreign currency translation adjustments	(56)	23	(25)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $(53) (2012—$30; 2011- $15)	124	(85)	(25)

Other comprehensive income (loss)	63	(54)	(64)

Comprehensive income	154	118	301

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31, 2013	December 31, 2012
	$	$
Assets
Current assets
Cash and cash equivalents	655	661
Receivables, less allowances of $4 and $4	601	562
Inventories (NOTE 11)	685	675
Prepaid expenses	23	24
Income and other taxes receivable	61	48
Deferred income taxes (NOTE 10)	52	45

Total current assets	2,077	2,015
Property, plant and equipment, at cost	8,883	8,793
Accumulated depreciation	(5,594)	(5,392)

Net property, plant and equipment (NOTE 13)	3,289	3,401
Goodwill (NOTE 12)	369	263
Intangible assets, net of amortization (NOTE 14)	407	309
Other assets (NOTE 15)	136	135

Total assets	6,278	6,123

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	15	18
Trade and other payables (NOTE 17)	673	646
Income and other taxes payable	17	15
Long-term debt due within one year (NOTE 19)	4	79

Total current liabilities	709	758
Long-term debt (NOTE 19)	1,510	1,128
Deferred income taxes and other (NOTE 10)	923	903
Other liabilities and deferred credits (NOTE 20)	354	457

Commitments and contingencies (NOTE 22)

Shareholders’ equity (NOTE 21)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,574,478 and 42,523,896 shares	—	—
Treasury stock $0.01 par value; 10,717,027 and 8,285,292 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 561,510 and 607,814 shares	44	48
Additional paid-in capital	1,999	2,175
Retained earnings	804	782
Accumulated other comprehensive loss	(65)	(128)

Total shareholders’ equity	2,782	2,877

Total liabilities and shareholders’ equity	6,278	6,123

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$
Balance at December 31, 2010	42.4	64	2,791	357	(10)	3,202
Conversion of exchangeable shares	—	(15)	15	—	—	—
Stock-based compensation, net of tax	0.3	—	14	—	—	14
Net earnings	—	—	—	365	—	365
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $7	—	—	—	—	(13)	(13)
Less: Reclassification adjustments for gains included in net earnings, net of tax of $(2)	—	—	—	—	(1)	(1)
Foreign currency translation adjustments	—	—	—	—	(25)	(25)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $15	—	—	—	—	(25)	(25)
Stock repurchase	(5.9)	—	(494)	—	—	(494)
Cash dividends	—	—	—	(51)	—	(51)

Balance at December 31, 2011	36.8	49	2,326	671	(74)	2,972
Conversion of exchangeable shares	—	(1)	1	—	—	—
Stock-based compensation, net of tax	—	—	5	—	—	5
Net earnings	—	—	—	172	—	172
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $1	—	—	—	—	—	—
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(5)	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	23	23
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $30	—	—	—	—	(85)	(85)
Stock repurchase	(2.0)	—	(157)	—	—	(157)
Cash dividends	—	—	—	(61)	—	(61)

Balance at December 31, 2012	34.8	48	2,175	782	(128)	2,877
Conversion of exchangeable shares	—	(4)	4	—	—	—
Stock-based compensation, net of tax	0.1	—	3	—	—	3
Net earnings	—	—	—	91	—	91
Net derivative losses on cash flow hedges:
Net loss arising during the period, net of tax of $(6)	—	—	—	—	(10)	(10)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(3)	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	(56)	(56)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $(53)	—	—	—	—	124	124
Stock repurchase	(2.5)	—	(183)	—	—	(183)
Cash dividends	—	—	—	(69)	—	(69)

Balance at December 31, 2013	32.4	44	1,999	804	(65)	2,782

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
Operating activities
Net earnings	91	172	365
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	376	385	376
Deferred income taxes and tax uncertainties (NOTE 10)	(8)	(1)	40
Impairment and write-down of property, plant and equipment and intangible assets (NOTE 4)	22	14	85
Loss on repurchase of long-term debt and debt restructuirng costs	—	—	4
Net losses (gains) on disposals of property, plant and equipment and sale of businesses	4	2	(6)
Stock-based compensation expense	5	5	3
Equity loss, net	1	6	7
Other	(2)	(13)	—
Changes in assets and liabilities, excluding the effects of acquisition and sale of businesses
Receivables	(70)	99	(12)
Inventories	(8)	5	2
Prepaid expenses	1	(3)	2
Trade and other payables	(11)	(118)	(27)
Income and other taxes	(26)	(4)	33
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	31	(13)	(18)
Other assets and other liabilities	5	15	29

Cash flows provided from operating activities	411	551	883

Investing activities
Additions to property, plant and equipment	(242)	(236)	(144)
Proceeds from disposals of property, plant and equipment and sale of businesses	61	49	44
Acquisition of businesses, net of cash acquired	(287)	(293)	(288)
Investment in joint venture	(1)	(6)	(7)

Cash flows used for investing activities	(469)	(486)	(395)

Financing activities
Dividend payments	(67)	(58)	(49)
Net change in bank indebtedness	(3)	11	(16)
Change of revolving bank credit facility	160	—	—
Issuance of long-term debt	249	548	—
Repayment of long-term debt	(102)	(192)	(18)
Debt issue and tender offer costs	—	—	(7)
Stock repurchase	(183)	(157)	(494)
Other	—	—	10

Cash flows provided from (used for) financing activities	54	152	(574)

Net (decrease) increase in cash and cash equivalents	(4)	217	(86)
Impact of foreign exchange on cash	(2)	—	—
Cash and cash equivalents at beginning of year	661	444	530

Cash and cash equivalents at end of year	655	661	444

Supplemental cash flow information
Net cash payments for:
Interest (including $2 million and $47 million of tender offer premiums in 2013 and 2012, respectively)	81	116	74
Income taxes paid	5	76	60

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including communications papers, specialty and packaging papers and absorbent hygiene products. The foundation of its business is the efficient operation of pulp mills, converting fiber into paper grade, fluff and specialty pulps. The majority of this pulp production is consumed internally to make communication papers and specialty and packaging papers and personal care products with the balance sold as a market pulp. Domtar is the largest integrated marketer and manufacturer of uncoated freesheet paper in North America, serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. In addition, Domtar is also a leading marketer and producer of a broad line of incontinence care products marketed primarily under the Attends® brand names as well as baby diapers. The Company also owns and operates Ariva®, a network of strategically located paper distribution facilities in Canada.

ACCOUNTING PRINCIPLES

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Domtar Corporation and its controlled subsidiaries. Significant intercompany transactions have been eliminated on consolidation. Investment in an affiliated company, where the Company has joint control over their operations, is accounted for by the equity method. The Company’s share of equity earnings totaled a loss, net of taxes, of $1 million.

USE OF ESTIMATES

The consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates and assumptions, including but not limited to those related to closure and restructuring costs, income taxes, useful lives, asset impairment charges, goodwill and intangible asset impairment assessment, environmental matters and other asset retirement obligations, pension and other post-retirement benefit plans and, commitments and contingencies, based on currently available information. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

The Company determines its international subsidiaries’ functional currency by reviewing the currencies in which their respective operating activities occur. The Company translates assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using the rate in effect at the balance sheet date and

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

revenues and expenses are translated at the average exchange rates during the year. Foreign currency translation gains and losses are included in Shareholders’ equity as a component of Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Earnings and Comprehensive Income and is partially offset by our economic hedging program (refer to Note 23 “Derivatives and hedging activities and fair value measurement”).

At December 31, 2013, the accumulated translation adjustment accounts amounted to $152 million (2012 – $208 million).

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

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2013. Closure and restructuring cost estimates are dependent on future events. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The Company recognizes interest and penalties related to income tax matters as a component of Income tax expense (benefit) in the Consolidated Statements of Earnings and Comprehensive Income.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain U.S. raw materials, in process and finished goods inventories. LIFO inventories were $215 million and $264 million at December 31, 2013 and 2012, respectively. The balance of U.S. raw material inventories, all materials and supplies inventories and all foreign inventories are costed at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $72 million and $62 million greater at December 31, 2013 and 2012, respectively.

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

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, as measured by comparing the net book value of the asset group to their estimated undiscounted future cash flows. Impaired assets are recorded at estimated fair value, determined principally by using discounted future cash flows expected from their use and eventual disposition (refer to Note 4 “Impairment and write-down of property, plant and equipment and intangible assets”).

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

The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. The Company uses a discounted cash flow model to determine the fair value of a reporting unit. The assumptions used in the model are consistent with those we believe hypothetical marketplace participants would use. In the event that the net carrying amount exceeds the fair value of the business, the second step of the impairment test must be performed in order to determine the amount of the impairment charge. Fair value of goodwill in Step II of the impairment test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the business.

All goodwill as of December 31, 2013 resides in the Personal Care reporting segment, and originates from the acquisitions of Attends Healthcare Inc. on September 1, 2011, Attends Healthcare Limited on March 1, 2012, EAM Corporation on May 10, 2012 and AHP on July 1, 2013. Please refer to Note 3 “Acquisition of businesses” for additional information regarding these acquisitions.

Indefinite-lived intangible assets are not amortized and are evaluated at the beginning of the fourth quarter of every year, or more frequently whenever indicators of potential impairment exist. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment follows the same process

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

as the one performed for goodwill, as described above. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the indefinite-lived intangible assets are less than their carrying amounts, then an impairment test is required. The Company can also elect to proceed directly to the quantitative test. The quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible assets determined using a variety of methodologies to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets include trade names related to Attends® and license rights related to Xerox. The Company reviews its indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support indefinite useful lives.

Definite lived intangible assets are stated at cost less amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite lived intangible assets include water rights, customer relationships, technology, trade names, supplier and non-compete agreements as well as licensing rights, which are being amortized using the straight-line method over their estimated useful lives. Any potential impairment for definite lived intangible assets will be calculated in the same manner as that disclosed under impairment of long-lived assets.

Amortization is based mainly on the following useful lives:

Useful life
Water rights	40 years
Customer relationships	20 to 40 years
Technology	7 to 20 years
Trade names	7 years
Supplier agreements	5 years
Non-Compete agreements	9 years
Licence rights	12 years

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Under the 2007 Omnibus Incentive Plan (“Omnibus Plan”), a maximum of 1,296,548 shares are reserved for issuance in connection with awards granted or to be granted.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

PENSION PLANS

Domtar Corporation’s plans include funded and unfunded defined benefit and defined contribution pension plans. Domtar Corporation recognizes the overfunded or underfunded status of defined benefit and underfunded defined contribution pension plans as an asset or liability in the Consolidated Balance Sheets. The net periodic benefit cost includes the following:

•	The cost of pension benefits provided in exchange for employees’ services rendered during the period,

•	The interest cost of pension obligations,

•	The expected long-term return on pension fund assets based on a market value of pension fund assets,

•	Gains or losses on settlements and curtailments,

•	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately 8 years of the active employee group covered by the plans, and

•

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the accrued benefit obligation or market value of plan assets at the beginning of the year over the average remaining service period of approximately 8 years of the active employee group covered by the plans.

The defined benefit plan obligations are determined in accordance with the projected unit credit actuarial cost method.

OTHER POST-RETIREMENT BENEFIT PLANS

The Company recognizes the unfunded status of other post-retirement benefit plans (other than multiemployer plans) as a liability in the Consolidated Balance Sheets. These benefits, which are funded by Domtar Corporation as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The Company amortizes the cumulative net actuarial gains and losses in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 9 years of the active employee group covered by the plans.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available. During the fourth quarter of 2013, the Company completed the evaluation of all assets and liabilities.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition

Receivables		26
Inventory		29
Property, plant and equipment		99
Intangible assets (Note 14)
Customer relationships (1)	67
Licence rights (2)	29
		96
Goodwill (Note 12)		103

Total assets		353
Less: Liabilities
Trade and other payables		37
Intangible lease liability		13
Deferred income tax liabilities		27

Total liabilities		77

Fair value of net assets acquired at the date of acquisition		276

(1)	The useful life of the Customer relationships acquired is 20 years.

(2)	The useful life of the License rights acquired is 12 years.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The table below illustrates the purchase price allocation:

Inventory		4
Intangible assets (Note 14)
Customer relationships (1)	1
License rights (2)	6
		7

Total assets		11

Fair value of assets acquired at the date of acquisition		11

(1)	The useful life of the Customer relationships acquired is 20 years.

(2)	Indefinite useful life.

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

DECEMBER 31, 2013

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

DECEMBER 31, 2013

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

DECEMBER 31, 2013

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

NOTE 4.

IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

The Company reviews intangible assets and property, plant and equipment for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the intangible and long-lived assets may not be recoverable.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Attends Europe

During the fourth quarter of 2013, the Company recorded a $2 million write-down of property, plant and equipment, due to the replacement of certain equipment at its Attends Europe location, in Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income.

Pulp and paper converting site

During the fourth quarter of 2013, the Company recorded a $5 million write-down of property, plant and equipment in one of its converting sites in the pulp and paper segment, in Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income.

Ariva U.S.

On July 31, 2013, the Company completed the sale of its Ariva business in the United States (“Ariva U.S.”). Ariva U.S. had approximately 400 employees in the United States. As a result of this agreement, during the second quarter of 2013, the Company recorded a $5 million impairment of property, plant and equipment at its Ariva U.S. location, in Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income (see Note 26 “Sale of Ariva U.S.” for further information).

Kamloops, British Columbia–Closure of a pulp machine

On December 13, 2012, the Company announced the permanent shut down of one pulp machine at its Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of Domtar’s annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees. As a result, the Company recognized in 2012, $7 million of accelerated depreciation under Impairment and write-down of property, plant and equipment and intangible assets. The pulp line machine ceased production in March 2013. Furthermore, during the first quarter of 2013, the Company recognized $10 million of accelerated depreciation under Impairment and write-down of property, plant and equipment and intangible assets. Given the decision to close the pulp machine, the Company assessed in the fourth quarter of 2012 its ability to recover the carrying value of the Kamloops mill from the undiscounted estimated future cash flows. The Company concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying value and, as such, no additional impairment charge was required.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Lebel-sur-Quévillon Pulp Mill and Sawmill—Impairment of assets

In the fourth quarter of 2008, the Company decided to permanently shut down the Lebel-sur-Quévillon pulp mill and sawmills. In 2011, following the signing of a definitive agreement to sell the facilities, the Company recorded a $12 million impairment and write-down of property, plant and equipment relating to the remaining assets’ net book value. During the second quarter of 2012, the Company sold its pulp and sawmill assets to Fortress Global Cellulose Ltd. (“Fortress”) and its lands related to those assets to a subsidiary of the Government of Quebec.

IMPAIRMENT OF INTANGIBLE ASSETS

Deterioration in sales and operating results of Ariva U.S., a subsidiary included in the Pulp and Paper segment, has led the Company to test the customer relationships of this asset group for recoverability. As of December 31, 2012, the Company recognized an impairment charge of $5 million included in Impairment and write-down of property, plant and equipment and intangible assets related to customer relationships in the Pulp and Paper segment, based on the revised long-term forecast in the fourth quarter of 2012. The Company concluded that no further impairment or impairment indicators exist as of December 31, 2012.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5.

STOCK-BASED COMPENSATION

2007 OMNIBUS INCENTIVE PLAN

Under the Omnibus Plan, the Company may award to key employees and non-employee directors, at the discretion of the Human Resources Committee of the Board of Directors, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance-conditioned restricted stock units, performance share units, deferred share units and other stock-based awards. The Company generally grants awards annually and uses, when available, treasury stock to fulfill awards settled in common stock and option exercises.

PERFORMANCE SHARE UNITS (“PSU’s”) AND PERFORMANCE-CONDITIONED RESTRICTED STOCK UNITS (“PCRSU’s”)

PSUs are granted to management and non-management committee members. These awards will be settled in shares for management committee members and in cash equivalent to the share price for non-management committee members, based on market conditions and/or performance and service conditions. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. These awards will cliff vest at various dates up to December 31, 2015.

PSU/PCRSU	Number of units	Weighted average grant date fair value
		$
Vested and non-vested at December 31, 2012	182,244	104.54
Granted/issued	97,152	71.93
Forfeited	(4,277)	88.08
Cancelled	(50,989)	91.70
Vested and settled	(49,092)	125.66

Vested and non-vested at December 31, 2013	175,038	85.21

As a result of PSUs granted in 2013, 2012 and 2011 that have performed under their target, the Company cancelled 50,989 units in 2013 with a weighted average grant date fair value of $91.70 (2012 – $98.68; 2011 – $89.02).

At December 31, 2013, there are no PCRSUs outstanding (2012 – 45,700 PCRSUs).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

The fair value of PSUs granted in 2013, 2012 and 2011 was estimated at the grant date using a Monte Carlo simulation methodology. The Monte Carlo simulation creates artificial futures by generating numerous sample paths of potential outcomes. The following assumptions were used in calculating the fair value of the units granted:

	2013	2012	2011
Dividend yield	2.230%	1.383%	0.870%
Expected volatility 1 year	23%	38%	36%
Expected volatility 3 years	35%	66%	86%
Risk-free interest rate December 31, 2011	—	—	0.411%
Risk-free interest rate December 31, 2012	—	0.993%	0.869%
Risk-free interest rate December 31, 2013	0.679%	0.662%	1.388%
Risk-free interest rate December 31, 2014	0.469%	0.711%	—
Risk-free interest rate December 31, 2015	0.549%	—	—

At December 31, 2013, of the total non-vested PSUs, 72,302 will be settled in shares and 102,736 will be settled in cash.

RESTRICTED STOCK UNITS (“RSU’s”)

RSUs are granted to management and non-management committee members. These awards will be settled in shares for management committee members and in cash equivalent to the share price for non-management committee members, upon completing service conditions. The awards cliff vest after approximately a three year service period. As part of the long-term incentive plan, the Company also granted in 2011, bonus RSUs that vest in approximately equal installments over three years beginning on the first anniversary of the grant. Additionally, the RSUs are credited with dividend equivalents in the form of additional RSUs when cash dividends are paid on the Company’s stock. The grant date fair value of RSUs is equal to the market value of the Company’s stock on the date the awards are granted.

RSU	Number of units	Weighted average grant date fair value
		$
Non-vested at December 31, 2012	283,058	77.36
Granted/issued	60,827	76.48
Forfeited	(7,607)	83.16
Vested and settled	(149,071)	69.71

Non-vested at December 31, 2013	187,207	82.92

At December 31, 2013, of the total non-vested RSUs, 69,194 will be settled in shares and 118,013 will be settled in cash.

DEFERRED SHARE UNITS (“DSU’s”)

DSUs are granted to its Directors. The DSUs granted to the Directors vest immediately on the grant date. The DSUs are credited with dividend equivalents in the form of additional DSUs when cash dividends are paid on the Company’s stock. For Directors DSUs, the Company will deliver at the option of the holder either one share of common stock or the cash equivalent of the fair market value on settlement of each outstanding DSU

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

(including dividend equivalents accumulated) upon termination of service. The grant date fair value of DSUs awards is equal to the market value of the Company’s stock on the date the awards are granted.

Management committee members may elect to defer awards earned under another program into DSUs. In 2013, 3,840 vested awards were deferred to DSUs (2012 – 3,758), and those DSUs can be settled in shares of common stock beginning February 2017.

DSU	Number of units	Weighted-average grant date fair value
		$
Vested at December 31, 2012	138,827	48.28
Granted/issued	19,043	77.59
Settled	(21,999)	56.41

Vested at December 31, 2013	135,871	51.07

NON-QUALIFIED & PERFORMANCE STOCK OPTIONS

Stock options are granted to management and non-management committee members. The stock options vest at various dates up to February 19, 2016 subject to service conditions for non-qualified stock options and, for performance stock options, if certain market conditions are met in addition to the service period. The options expire at various dates no later than seven years from the date of grant.

The fair value of the stock options granted in 2013 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted:

2013
Dividend yield	2.666%
Expected volatility	35%
Risk-free interest rate	0.76%
Expected life	4.5 years
Strike price	$76.70

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

The grant date fair value of the non-qualified options granted in 2013 was $17.72.

OPTIONS (including Performance options)	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at December 31, 2010	591,316	64.19	4.0	12.1
Exercised	(182,480)	45.63	—	—
Forfeited/expired	(55,175)	95.36	—	—
Outstanding at December 31, 2011	353,661	68.90	3.1	7.0

Options exercisable at December 31, 2011	160,590	80.79	2.4	0.7

Outstanding at December 31, 2011	353,661	68.90	3.1	7.0
Exercised	(66,416)	30.59	—	—
Forfeited/expired	(51,654)	60.30	—	—
Outstanding at December 31, 2012	235,591	81.56	2.2	4.2

Options exercisable at December 31, 2012	136,028	61.36	2.4	2.8

Outstanding at December 31, 2012	235,591	81.56	2.2	4.2
Granted	67,587	76.70	6.1	1.2
Exercised	(50,926)	38.79	—	—
Forfeited/expired	(19,415)	101.24	—	—
Outstanding at December 31, 2013	232,837	87.86	2.6	3.3

Options exercisable at December 31, 2013	100,137	73.65	1.7	2.1

In addition to the above noted outstanding options, the Company has 2,961 (2012 – 3,738) outstanding and exercisable stock appreciation rights at December 31, 2013 with a weighted average exercise price of $79.93 (2012 – $78.95).

The total intrinsic value of options exercised in 2013 was $2 million. Based on the Company’s closing year-end stock price of $94.34, the aggregate intrinsic value of options outstanding and options exercisable is $3 million and $2 million, respectively.

For the year ended December 31, 2013, stock-based compensation expense recognized in the Company’s results of operations was $13 million (2012 – $20 million; 2011 – $23 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $10 million (2012 – $11 million; 2011 – $16 million) and will be recognized over the remaining service period of approximately 25 months. The aggregate value of liability awards settled in 2013 was $10 million. The total fair value of equity awards settled in 2013 was $11 million, representing the fair value at the time of settlement. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

CLAWBACK FOR FINANCIAL REPORTING MISCONDUCT

If a participant in the Omnibus Plan knowingly or grossly negligently engages in financial reporting misconduct, then all awards and gains from the exercise of options or stock appreciation rights in the 12 months

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

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

NOTE 6.

EARNINGS PER SHARE

The calculation of basic earnings per common share for the year ended December 31, 2013 is based on the weighted average number of Domtar common shares outstanding during the year. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common securities.

The following table provides the reconciliation between basic and diluted earnings per share:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net earnings	$91	$172	$365
Weighted average number of common and exchangeable shares outstanding (millions)	33.3	36.0	39.9
Effect of dilutive securities (millions)	0.1	0.1	0.3

Weighted average number of diluted common and exchangeable shares outstanding (millions)	33.4	36.1	40.2

Basic net earnings per share (in dollars)	$2.73	$4.78	$9.15
Diluted net earnings per share (in dollars)	$2.72	$4.76	$9.08

The following table provides the securities that could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	December 31, 2013	December 31, 2012	December 31, 2011
Options	97,418	105,205	168,692

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2013, the related pension expense was $29 million (2012 – $24 million; 2011 – $24 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans that cover the majority of its employees. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in a defined contribution pension plan. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. On January 1, 2013, all unionized employees covered under the agreement with the United Steel Workers, not grandfathered under the existing defined benefit pension plans, were transitioned to a defined contribution pension plan for future service. The Company also sponsors a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs and medical and dental benefits. The Company also provides supplemental unfunded defined benefit pension plans to certain senior management employees.

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

The Company expects to contribute a minimum total amount of $24 million in 2014 compared to $35 million in 2013 (2012 – $86 million; 2011 – $95 million) to the pension plans. The Company expects to contribute a minimum total amount of $5 million in 2014 compared to $10 million in 2013 to the other post-retirement benefit plans (2012 – $7 million; 2011 – $8 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 31, 2013 and December 31, 2012, the measurement date for each year:

	December 31, 2013		December 31, 2012
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at beginning of year	1,914	124	1,755	113
Service cost for the year	42	3	40	3
Interest expense	75	4	85	6
Plan participants’ contributions	7	—	7	—
Actuarial (gain) loss	(78)	(11)	200	13
Plan amendments	—	—	(3)	—
Acquisition of business	—	—	9	—
Benefits paid	(91)	(1)	(93)	(1)
Direct benefit payments	(4)	(5)	(4)	(6)
Settlement	(52)	(4)	(115)	—
Curtailment	—	—	—	(6)
Effect of foreign currency exchange rate change	(98)	(7)	33	2

Accrued benefit obligation at end of year	1,715	103	1,914	124

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets reflecting the actual return on plan assets, the contributions and the benefits paid during the year:

	December 31, 2013	December 31, 2012
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,767	1,665
Actual return on plan assets	144	182
Employer contributions	35	86
Plan participants’ contributions	7	7
Benefits paid	(95)	(97)
Acquisition of business	—	7
Settlement	(52)	(115)
Effect of foreign currency exchange rate change	(97)	32

Fair value of assets at end of year	1,709	1,767

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

The Company’s pension funds are not permitted to own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2013:

	Target allocation	Percentage of plan assets at December 31, 2013	Percentage of plan assets at December 31, 2012
Fixed income
Cash and cash equivalents	0% - 9%	3%	4%
Bonds	51% - 61%	55%	55%

Equity
Canadian Equity	3% - 11%	7%	11%
US Equity	9% - 19%	14%	12%
International Equity	16% - 26%	21%	18%

Total (1)		100%	100%

(1)	Approximately 83% of the pension plans’ assets relate to Canadian plans and 17% relate to U.S. plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

.	December 31, 2013		December 31, 2012
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,715)	(103)	(1,914)	(124)
Fair value of assets at end of year	1,709	—	1,767	—

Funded status	(6)	(103)	(147)	(124)

The funded status includes $53 million of accrued benefit obligation ($56 million at December 31, 2012) related to supplemental unfunded defined benefit and defined contribution plans.

	December 31, 2013		December 31, 2012
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Trade and other payables (Note 17)	—	(5)	—	(5)
Other liabilities and deferred credits (Note 20)	(102)	(98)	(188)	(119)
Other assets (Note 15)	96	—	41	—

Net amount recognized in the Consolidated Balance Sheets	(6)	(103)	(147)	(124)

The following table presents the pre-tax amounts included in Other comprehensive income (loss):

	Year ended December 31, 2013		Year ended December 31, 2012		Year ended December 31, 2011
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$	$	$
Prior service credit (cost)	—	—	3	—	(17)	3
Amortization of prior year service cost (credit)	3	(1)	4	(9)	11	(1)
Net gain (loss)	126	10	(122)	(11)	(48)	(2)
Amortization of net actuarial loss	38	1	19	1	14	—

Net amount recognized in other comprehensive income (loss) (pre-tax)	167	10	(96)	(19)	(40)	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

An estimated amount of $13 million for pension plans and nil for other post-retirement benefit plans will be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2014.

At December 31, 2013, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value of plan assets were $1,075 million and $973 million, respectively (2012 – $1,222 million and $1,039 million, respectively).

Components of net periodic benefit cost for pension plans	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
Service cost for the year	42	40	35
Interest expense	75	85	87
Expected return on plan assets	(96)	(97)	(103)
Amortization of net actuarial loss	25	18	14
Curtailment loss (a)	1	1	22
Settlement loss (b)	13	1	23
Amortization of prior year service costs	3	3	2

Net periodic benefit cost	63	51	80

Components of net periodic benefit cost for other post-retirement benefit plans	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
Service cost for the year	3	3	3
Interest expense	5	6	6
Amortization of net actuarial loss	—	1	—
Curtailment gain (c)	—	(12)	—
Amortization of prior year service costs	—	(1)	(1)

Net periodic benefit cost	8	(3)	8

(a)	The curtailment loss for the year ended December 31, 2013 of $1 million is related to a U.S. hourly plan. The curtailment loss for the year ended December 31, 2012 of $1 million is related to certain U.S. employees who elected to convert from defined benefit to defined contribution plans. The curtailment loss for the year ended December 31, 2011 of $22 million represents $13 million related to the sale of the Prince Albert, Saskatchewan facility and $9 million related to certain U.S. plans being converted from defined benefit to defined contribution plans during the fourth quarter of 2011.

(b)	The settlement loss of $13 million in the pension plans for the year ended December 31, 2013 is related to the previously closed Big River and Dryden mills for $6 million and $7 million, respectively (see Note 16 “Closure and restructuring and liability and impairment of property, plant and equipment”). The settlement loss for the year ended December 31, 2012 of $1 million is related to the sale of hydro assets in Ottawa, Ontario and Gatineau, Quebec. The settlement loss for the year ended December 31, 2011 of $23 million is related to the sale of assets of the Prince Albert facility.

(c)	The curtailment gain of $12 million for the year ended December 31, 2012 is a result of the curtailment of benefits related to the majority of employees covered by the plan.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the accrued benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

Pension plans	December 31, 2013	December 31, 2012	December 31, 2011
Accrued benefit obligation
Discount rate	4.1%	4.1%	4.9%
Rate of compensation increase	2.7%	2.7%	2.7%

Net periodic benefit cost
Discount rate	4.2%	4.8%	5.3%
Rate of compensation increase	2.8%	2.8%	2.9%
Expected long-term rate of return on plan assets	5.8%	6.0%	6.7%

Discount rate for Canadian plans: 4.8% based on a model whereby cash flows are projected for hypothetical plans and are discounted using a spot rate yield curve developed from bond yield data for AA corporate bonds. Specifically, short-term yields to maturity are derived from actual AA rated corporate bond yield data. For longer terms, extrapolated data is used. The extrapolated data are created by adding a term-based spread over long provincial bond yields. The spread is based on the observed spreads between AA rated corporate bonds and AA rated provincial bonds in three sections of the yield curve.

Discount rate for U.S. plans: 4.7% obtained by incorporating Domtar qualified plans’ expected cash flows in the Mercer Yield Curve which is based on bonds rated AA or better by Moody’s or Standard & Poor’s, excluding callable bonds, bonds of less than a minimum issue size, and certain other bonds. Effective December 2012, the universe of bonds also includes private placement (traded in reliance on Rule 144A and with at least two years to maturity), make whole, and foreign corporation (denominated in US dollars) bonds.

Other post-retirement benefit plans	December 31, 2013	December 31, 2012	December 31, 2011
Accrued benefit obligation
Discount rate	4.8%	4.2%	5.0%
Rate of compensation increase	2.8%	2.8%	2.8%

Net periodic benefit cost
Discount rate	4.2%	2.9%	5.5%
Rate of compensation increase	2.8%	2.8%	2.8%

Effective January 1, 2014, the Company will use 6.4% (2013 – 5.8%; 2012 – 6.0%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

sources used to determine management’s best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts’ or governments’ expectations as applicable.

For measurement purposes, a 5.3% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2013. The rate was assumed to decrease gradually to 4.1% by 2033 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

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

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2013, by asset category:

		Fair Value Measurements at December 31, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Cash and short-term investments	74	74	—	—
Asset backed notes (1)	203	—	186	17
Canadian government bonds	273	273	—	—
Canadian corporate debt securities	4	—	4	—
Bond index funds (2 & 3)	445	—	445	—
Canadian equities (4)	126	126	—	—
U.S. equities (5)	37	37	—	—
International equities (6)	295	295	—	—
U.S. stock index funds (3 & 7)	243	—	243	—
Insurance contracts (8)	8	—	—	8
Derivative contracts (9)	1	—	1	—

Total	1,709	805	879	25

(1)	This category is described in the section “Asset Backed Notes.”

(2)	This category represents a Canadian bond index fund not actively managed that tracks the DEX Long-term bond index and a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.

(3)	The fair value of these plan assets are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)	This category represents active segregated, large capitalization Canadian equity portfolios with the ability to purchase small and medium capitalized companies and $5 million of Canadian equities held within an active segregated global equity portfolio.

(5)	This category represents U.S. equities held within an active segregated global equity portfolio.

(6)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.

(7)	This category represents equity index funds, not actively managed, that track the Standard & Poor’s 500 (“S&P 500”).

(8)	This category represents insurance contracts with a minimum guarantee rate.

(9)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

ASSET BACKED NOTES

At December 31, 2013, Domtar Corporation’s Canadian defined benefit pension funds held restructured asset backed notes (“ABN”) (formerly asset backed commercial paper) valued at $203 million (CDN $216

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

million). At December 31, 2012, the plans held ABN valued at $213 million (CDN $211 million). During 2013, the total value of the ABN benefited from an increase in value of $23 million (CDN $24 million). For the same period, the total value of ABN was reduced by repayments and sales totalling $19 million (CDN $20 million), partially offset by the $14 million impact of a decrease in the value of the Canadian dollar.

Most of these ABN, with a current value of $193 million (2012 – $193 million; 2011 – $178 million), were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009. About $186 million of these notes are expected to mature in three years. These notes are valued based upon current market quotes. The market values are supported by the value of the underlying investments held by the issuing conduit. The values for the $7 million of remaining ABN, that also were subject to the Montreal Accord, were sourced either from the asset manager of the ABN, or from trading values for similar securities of similar credit quality.

An additional $10 million of ABN were restructured separately from the Montreal Accord. They are valued based upon the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount (equivalent 1.75% per annum) applied for illiquidity. They are expected to mature in three years.

Possible changes that could impact the future value of ABN include: (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABN market, (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits, and (4) the passage of time, as most of the notes will mature in approximately three years.

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	ABN Montreal Accord	Insurance contracts	TOTAL
	$	$	$
Balance at December 31, 2011	205	—	205
Purchases/(Settlements)	(37)	7	(30)
Transfers out of Level 3 (a)	(177)	—	(177)
Return on plan assets	41	—	41
Effect of foreign currency exchange rate change	4	—	4

Balance at December 31, 2012	36	7	43
Purchases/(Settlements)	(19)	—	(19)
Transfers out of Level 3 (a)	—	—	—
Return on plan assets	2	1	3
Effect of foreign currency exchange rate change	(2)	—	(2)

Balance at December 31, 2013	17	8	25

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

(a)	Transfers out of Level 3 are considered to occur at the end of the period. ABN were reclassified to Level 2 from Level 3 as a result of increased trading activity and the presence of observable market quotes for these assets.

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2013 are as follows:

	Pension plans	Other post-retirement benefit plans
	$	$
2014	98	5
2015	100	5
2016	103	5
2017	108	6
2018	111	6
2019—2023	594	30

MULTIEMPLOYER PLANS

Domtar contributed to seven multiemployer defined benefit pension plans under the terms of collective agreements that cover certain Canadian and U.S. unionized employees. As at December 31, 2013, the Company had withdrawn from all five U.S. multiemployer plans, and continued to participate in the two Canadian plans. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Domtar’s participation in these plans for the annual periods ended December 31 is outlined in the table below. The plan’s 2013, 2012 and 2011 actuarial status certification was completed as of January 1, 2013, January 1, 2012 and January 1, 2011, respectively, and is based on the plan’s actuarial valuation as of December 31, 2012, December 31, 2011 and December 31, 2010, respectively. This represents the most recent Pension Protection Act zone status available. The zone status is based on information received from the plan and is certified by the plan’s actuary. The Company’s significant plan is in the red zone, which means it is less than 65% funded and requires a financial improvement plan or a rehabilitation plan.

	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions from Domtar to Multiemployer (c)			Surcharge imposed	Expiration date of collective bargaining agreement
Pension Fund		2013	2012		2013	2012	2011
					$	$	$
U.S. Multiemployer Plans
PACE Industry Union-Management Pension Fund (a)	11-6166763-001	Red	Red	Yes—Implemented	—	3	3	Yes	January 27, 2015
Canadian Multiemployer Plans
Pulp and Paper Industry Pension Plan (b)	N/A	N/A	N/A	N/A	2	2	3	N/A	April 30, 2017

				Total	2	5	6
	Total contributions made to all plans that are not individually significant (d)				1	1	1

	Total contributions made to all plans				3	6	7

(a)	Domtar withdrew from PACE Industry Union-Management Pension Fund effective December 31, 2012.

(b)	In the event that the Canadian multiemployer plan is underfunded, the monthly benefit amount can be reduced by the trustees of the plan. Moreover, Domtar is not responsible for the underfunded status of the plan because the Canadian multiemployer plans do not require participating employers to pay a withdrawal liability or penalty upon withdrawal.

(c)	For each of the three years presented, Domtar’s contributions to each multiemployer plan do not represent more than 5% of total contributions to each plan as indicated in the plan’s most recently available annual report.

(d)	On July 31, 2013, Domtar withdrew from all remaining U.S. multiemployer plans.

In relation to the withdrawal from one of the Company’s multiemployer pension plans in 2011, the Company recorded an additional charge to earnings of $1 million due to a change in the estimated withdrawal liability during the first quarter of 2013. During the second and third quarter of 2013, the Company withdrew from its

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

remaining U.S. multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $14 million, of which $3 million is recorded in Closure and restructuring cost and $11 million related to the sale of its Ariva U.S. business included in Other operating loss (income), net on the Consolidated Statement of Earnings and Comprehensive Income. At December 31, 2013, the total provision for the withdrawal liabilities is $63 million. While this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans at December 31, 2013, additional withdrawal liabilities may be incurred based on the final fund assessment and in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years. (See Note 16 “Closure and Restructuring Costs and Liability”)

NOTE 8.

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating loss (income), net includes the following:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
Reversal of alternative fuel tax credits (Note 10)	26	—	—
Loss (gain) on sale of businesses (1) (Note 26)	20	—	(3)
Gain on sale of property, plant and equipment (2)	(16)	(1)	(3)
Loss on sale of Ottawa/Gatineau Hydro assets (3)	—	3	—
Environmental provision	(1)	2	7
Foreign exchange (gain) loss	(9)	3	(3)
Weston litigation (4) (Note 22)	49	—	—
Other	3	—	(2)

Other operating loss (income), net	72	7	(4)

(1)	On July 31, 2013, the Company completed the sale of its Ariva U.S business. The Company recorded a loss on sale of business of $20 million in 2013 (see Note 26 “Sales of Ariva U.S.” for further information).

(2)	On March 22, 2013, the Company sold the building, remaining equipment and related land of the closed pulp and paper mill in Port Edwards, Wisconsin and recorded a gain on the sale of approximately $10 million. The transaction included specific machinery, equipment, furniture, parts, supplies, tools, real estate, land improvements, and other fixed or tangible assets. The assets were sold “as is” for proceeds of approximately $9 million and the environmental provision of $3 million related to these assets was contractually passed on to the buyer and released from the Company’s liabilities. The net book value of the assets sold was approximately $2 million. In November 2013, the Company sold its land in Cornwall, Ontario and recorded a gain on the sale of approximately $6 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. OTHER OPERATING LOSS (INCOME), NET (CONTINUED)

(3)	On November 20, 2012, the Company sold its hydro assets in Ottawa, Ontario and Gatineau, Quebec. The transaction of approximately $46 million (CDN $46 million), includes three power stations (21M megawatts of installed capacity), water rights in the area, as well as Domtar Inc.’s equity stake in the Chaudière Water Power Inc. a ring dam consortium. As a result, the Company incurred a loss relating to the curtailment of the pension plan of $2 million and legal fees of $1 million.

(4)	On June 24, 2013, the parties agreed to settle the Weston litigation for a payment by Domtar to Weston of $49 million (CDN $50 million) (see Note 22 “Commitments and Contingencies” for further information).

NOTE 9.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
Interest on long-term debt (1)	81	76	76
Loss on repurchase of long-term debt	2	47	4
Reversal of fair value decrement (increment) on debentures	1	(2)	—
Receivables securitization	1	1	1
Amortization of debt issue costs and other	4	9	7

	89	131	88
Less: Interest income	—	—	1

	89	131	87

(1)	The Company capitalized $3 million of interest expense in 2013 (2012 – $3 million; 2011 – nil).

NOTE 10.

INCOME TAXES

The Company’s earnings before income taxes by taxing jurisdiction were:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
U.S. earnings	37	116	220
Foreign earnings	35	120	285

Earnings before income taxes	72	236	505

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

Provisions for income taxes include the following:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
U.S. Federal and State:
Current	(13)	68	93
Deferred	(22)	(34)	(19)
Foreign:
Current	1	1	—
Deferred	14	23	59

Income tax (benefit) expense	(20)	58	133

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes due to the following:

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
U.S. federal statutory income tax	25	83	177
Reconciling Items:
State and local income taxes, net of federal income tax benefit	1	1	5
Foreign income tax rate differential	(6)	(8)	(20)
Tax credits and special deductions	(54)	(8)	(16)
Alternative fuel tax credit expense	9	—	—
Non-deductible litigation payments	13	—	—
Tax rate changes	(3)	(3)	—
Uncertain tax positions	(3)	6	5
U.S. manufacturing deduction	(5)	(10)	(12)
Valuation allowance on deferred tax assets	5	1	—
Other	(2)	(4)	(6)

Income tax expense (benefit)	(20)	58	133

During 2013, the Company recorded $54 million of various tax credits pertaining to current and prior years. These credits included the conversion of $26 million of AFTC into $55 million of CBPC resulting in an after-tax benefit of $33 million for the new credit, as well as research and experimentation credits and other federal and state credits. Also, the Company’s effective tax rate is being reduced in 2013 by the impact of the U.S. manufacturing deduction and enacted law changes in certain states and provinces. The effective tax rate is being increased by the impact of certain non-deductible payments, mainly the Weston litigation settlement and the AFTC repayment, and an increase in the valuation allowance on certain losses. Additionally, the effective tax rate is being impacted by an $8 million reduction in unrecognized tax benefits pertaining to the AFTC which was converted to CBPC, partially offset by $5 million of accrued interest on uncertain tax positions.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

The Company recognized a tax benefit of $10 million for the manufacturing deduction in the U.S. in 2012 which impacted the effective tax rate for 2012. Additionally, the Company recorded an $8 million tax benefit related to federal, state, and provincial credits and special deductions which reduced the effective rate. The effective tax rate for 2012 was also impacted by an increase in the Company’s unrecognized tax benefits of $6 million, mainly accrued interest, and a $3 million benefit related to enacted tax law changes, mainly a tax rate reduction in Sweden, which was partially offset by U.S. tax law changes in several states.

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

The Company recorded expense of $26 million for such credits in 2013 (2012 – nil; 2011 – nil) in Other operating (income) loss on the Consolidated Statements of Earnings and Comprehensive Income based on the repayment of AFTC during 2013 in order to convert to CBPC. The Company did not record any income tax benefit in 2013 (2012 – nil; 2011 – nil) related to the alternative fuel tax expense. According to the Code, the tax credit expired at the end of 2009.

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

The Company had approximately 207 million gallons of cellulose biofuel that qualified for this CBPC which had not previously been claimed under the AFTC that represented approximately $209 million of CBPC or approximately $127 million of after tax benefit to the Corporation. In July 2010, the Company submitted an application with the IRS to be registered for the CBPC and on September 28, 2010, a notification was received

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

from the IRS that the Company was successfully registered. On October 15, 2010 the IRS Office of Chief Counsel issued an Advice Memorandum concluding that the AFTC and CBPC could be claimed in the same year for different volumes of biofuel. In November 2010, the Company filed an amended 2009 tax return with the IRS claiming a cellulosic biofuel producer credit of $209 million.

During the third quarter of 2012, Office of Chief Counsel of the IRS issued a memo advising taxpayers who are eligible for and wish to convert all or a portion of these AFTC’s into CBPC’s, that certain amounts of the repayment would not be subject to interest. Taxpayers who wish to convert from the AFTC to the CBPC must first repay the AFTC they wish to convert. During the first quarter of 2013, the Company repaid $26 million of AFTC and executed a conversion election to claim $55 million of CBPC ($33 million after-tax). The repayment of the AFTC resulted in $26 million of other operating loss (income), net in the Consolidated Statements of Earnings and Comprehensive Income for the first quarter of 2013 and an $8 million tax benefit related to the reversal of previously unrecognized tax benefits associated with the $26 million of AFTC that was repaid. The deadline for converting AFTC to CBPC was March 15, 2013. As of the end of 2013, the Company has no remaining CBPC to carryforward to future tax years.

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2013 and December 31, 2012 are comprised of the following:

	December 31, 2013	December 31, 2012
	$	$
Accounting provisions	62	70
Net operating loss carryforwards and other deductions	107	109
Pension and other employee future benefit plans	58	100
Inventory	6	1
Tax credits	62	48
Other	23	22

Gross deferred tax assets	318	350
Valuation allowance	(19)	(14)

Net deferred tax assets	299	336

Property, plant and equipment	(735)	(761)
Deferred income	(41)	(1)
Impact of foreign exchange on long-term debt and investments	(11)	(13)
Intangible assets	(109)	(96)

Total deferred tax liabilities	(896)	(871)

Net deferred tax liabilities	(597)	(535)

Included in:
Deferred income tax assets	52	45
Other assets (Note 15)	15	69
Deferred income taxes and other	(664)	(649)

Total	(597)	(535)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

At December 31, 2010, Domtar Corporation had utilized all of its remaining U.S. federal net operating loss carryforwards and had no carryforward into future years. With the acquisition of AHP on July 1, 2013, and Attends US on September 1, 2011, the Company acquired additional federal net operating loss carryforwards of $48 million and $2 million respectively. These U.S. federal net operating losses are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that can vary from year to year. At December 31, 2013, the Company had $35 million of federal net operating loss carryforward remaining which expires in 2032. Canadian federal losses and scientific research and experimental development expenditures not previously deducted represent an amount of $230 million, out of which losses in the amount of $12 million will begin to expire in 2029. The Company also has other foreign net operating loss carryforwards of $18 million, of which $5 million will begin to expire in 2017, and $58 million, which may be carried forward indefinitely.

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

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets in the U.S., with the exception of certain state credits and losses for which a valuation allowance of $4 million exists at December 31, 2013, and certain foreign loss carryforwards for which a valuation allowance of $15 million exists at December 31, 2013. Of this amount, $5 million impacted tax expense and the effective tax rate for 2013 ($1 million – 2012; nil – 2011).

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

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2013, the Company had gross unrecognized tax benefits of approximately $259 million ($254 million and $253 million for 2012 and 2011 respectively). If recognized in 2014, these tax benefits would

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31, 2013	December 31, 2012	December 31, 2011
	$	$	$
Balance at beginning of year	254	253	242
Additions based on tax positions related to current year	3	1	4
Additions for tax positions of prior years	9	1	4
Reductions for tax positions of prior years	(10)	—	(1)
Reductions related to settlements with taxing authorities	(2)	(10)	—
Expirations of statutes of limitations	—	—	(4)
Interest	5	9	9
Foreign exchange impact	—	—	(1)

Balance at end of year	259	254	253

As a result of the acquisition of AHP during 2013 and Attends US during 2011, the Company recorded unrecognized tax benefits which are shown as additions for tax positions of prior years in the table above.

The Company recorded $5 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2013 ($9 million and $9 million for 2012 and 2011, respectively). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.

The major jurisdictions where the Company and its subsidiaries will file returns in 2013, in addition to filing one consolidated U.S. federal income tax return, are Canada and Sweden. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various states and provinces. At December 31, 2013, the Company’s subsidiaries are subject to U.S. and foreign federal income tax examinations for the tax years 2006 through 2011, with federal years prior to 2008 being closed from a cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition, except as mentioned below.

During the second quarter of 2012, the IRS began an audit of the Company’s 2009 U.S. income tax return and in the third quarter of 2013 expanded the audit period to include the tax returns for the 2010 and 2011 tax years. As of December, 2013, this audit is ongoing. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. As of December 31, 2013, the Company has gross unrecognized tax benefits and interest of $195 million and related deferred tax assets of $19 million associated with the alternative fuel tax credits claimed on the Company’s 2009 tax return. The recognition of these benefits, $176 million net of deferred taxes, would impact the effective tax rate. The Company reasonably expects the audit to be settled within the next 12 months which could result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 31, 2013	December 31, 2012
	$	$
Work in process and finished goods	386	381
Raw materials	102	112
Operating and maintenance supplies	197	182

	685	675

NOTE 12.

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

	December 31, 2013	December 31, 2012
	$	$
Balance at beginning of year	263	163
Acquisition of Attends Europe	—	71
Acquisition of EAM	—	31
Acquisition of AHP	103	—
Effect of foreign currency exchange rate change	3	(2)

Balance at end of year	369	263

The goodwill at December 31, 2013 is entirely related to the Personal Care reporting segment. (See Note 3 “Acquisition of Businesses” for further information on the increase in 2013).

The Company performed its annual goodwill impairment test at October 1, 2013 and determined that the estimated fair value of the Personal Care reporting unit significantly exceeded its carrying amount. At October 1, 2012, the Company assessed qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. After assessing the totality of events and circumstances, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. As a result, no impairment charges were recorded during 2013, 2012 or 2011.

At December 31, 2013, the accumulated impairment loss amounted to $321 million (2012 – $321 million). The impairment of goodwill was done in 2008, and was related to the Pulp and Paper segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31, 2013	December 31, 2012
		$	$

Machinery and equipment	3-20	7,506	7,392
Buildings and improvements	10-40	982	992
Timber limits and land		255	270
Assets under construction		140	139

		8,883	8,793
Less: Allowance for depreciation and amortization		(5,594)	(5,392)

		3,289	3,401

Depreciation expense related to property, plant and equipment for the year ended December 31, 2013 was $366 million (2012 – $377 million; 2011 – $371 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives (in years)	December 31, 2013			December 31, 2012
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Intangible assets subject to amortization
Water rights	40	8	(1)	7	8	(1)	7
Customer relationships (1)	20—40	256	(14)	242	186	(9)	177
Trade names	7	6	(6)	—	7	(5)	2
Supplier agreements	5	—	—	—	6	(6)	—
Technology	7—20	8	(1)	7	8	—	8
Non-Compete	9	1	—	1	1	—	1
License rights (2)	12	29	(1)	28	—	—	—

		308	(23)	285	216	(21)	195
Intangible assets not subject to amortization
Trade names		116	—	116	114	—	114
License rights (3)		6	—	6	—	—	—

Total		430	(23)	407	330	(21)	309

Amortization expense related to intangible assets for the year ended December 31, 2013 was $10 million (2012 – $8 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2014	2015	2016	2017	2018
	$	$	$	$	$
Amortization expense related to intangible assets	14	13	12	12	12

(1)	Increase relates to the acquisitions of Xerox’s paper and print media products on June 1, 2013 ($1 million) and AHP on July 1, 2013 ($67 million).

(2)	Increase relates to the acquisition of AHP on July 1, 2013.

(3)	Increase relates to the acquisition of Xerox’s paper and print media products on June 1, 2013.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. INTANGIBLE ASSETS (CONTINUED)

The Company performed its annual impairment test on its indefinite-lived intangible assets at October 1, 2013. The Company performed the qualitative assessment of indefinite-lived intangible assets. After assessing the totality of events and circumstances, the Company determined it was more likely than not that the fair values of the indefinite-lived intangibles assets was greater than their respecting carrying amounts. Thus, performing the Step I impairment test was unnecessary and no impairment charge was recorded for indefinite-lived intangible assets during 2013, 2012 or 2011.

NOTE 15.

OTHER ASSETS

The following table presents the components of other assets:

	December 31, 2013	December 31, 2012
	$	$
Pension asset—defined benefit pension plans (Note 7)	96	41
Unamortized debt issue costs	15	14
Deferred income tax assets (Note 10)	15	69
Investments and advances	6	7
Other	4	4

	136	135

NOTE 16.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand.

In 2011, the Company decided to withdraw from one of its multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $32 million. In 2012, as a result of a revision in the estimated withdrawal liability, the Company recorded a further charge to earnings of $14 million. Also in 2012, the Company withdrew from a second multiemployer pension plan and recorded a withdrawal liability and a charge to earnings of $1 million. In the first quarter of 2013, as a result of another revision in the estimated withdrawal liability, the Company recorded a further charge to earnings of $1 million. During the second and third quarter of 2013, the Company withdrew from its remaining U.S. multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $14 million, of which $3 million is recorded in Closure and restructuring cost

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

and $11 million related to the sale of its Ariva U.S. business in Other operating income (loss), net on the Consolidated Statement of Earnings and Comprehensive Income. At December 31, 2013, the total provision for the withdrawal liabilities is $63 million. While this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans at December 31, 2013, additional withdrawal liabilities may be incurred based on the final fund assessment and in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

During the second quarter of 2013, the Company also incurred pension settlement costs in the amount of $13 million related to the previously closed Big River sawmill and Dryden paper mill for $6 million and $7 million, respectively.

In the fourth quarter of 2011, the Company incurred a $9 million cost from an estimated pension curtailment associated with the conversion of certain of its U.S. defined benefit pension plans to defined contribution pension plans recorded as a component of closure and restructuring costs.

Attends Europe

During the fourth quarter of 2013, the Company recorded a $2 million write-down of property, plant and equipment due to the replacement of certain equipment at its Attends Europe location, in Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income.

Pulp and paper converting site

During the fourth quarter of 2013, the Company recorded a $5 million write-down of property, plant and equipment in one of its converting sites in the pulp and paper segment, in Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income.

Ariva U.S.

On July 31, 2013, the Company completed the sale of its Ariva U.S. which had approximately 400 employees in the United States. As a result of this agreement, during the second quarter of 2013, the Company recorded a $5 million impairment of property, plant and equipment at its Ariva U.S. location, in Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income. (see Note 26 “Sale of Ariva U.S.” for further information).

Kamloops, British Columbia pulp facility

On December 13, 2012, the Company announced the permanent shut down of one pulp machine at its Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of Domtar’s annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

As a result, the Company recognized in 2012, $7 million of accelerated depreciation under Impairment and write-down of property, plant and equipment and intangibles assets, $5 million of severance and termination costs and a $4 million write-down of inventory. The pulp machine ceased production in March 2013. Furthermore, during the first quarter of 2013, the Company recognized $10 million of accelerated depreciation under Impairment and write-down of property, plant and equipment and intangible assets, and reversed $1 million of severance and termination costs. During the second quarter of 2013, the Company reversed an additional $1 million of severance and termination costs, reversed $1 million of inventory obsolescence, and incurred $2 million of other costs.

Mira Loma, California converting plant

During the first quarter of 2012, the Company recorded a $2 million write-down of property, plant and equipment at its Mira Loma location in California, in Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income.

Lebel-sur-Quévillon pulp mill and sawmill

Operations at the pulp were indefinitely idled in November 2005 due to unfavorable economic conditions and the sawmill was indefinitely idled since 2006 and then permanently closed in 2008. At the time, the pulp mill and sawmill employed approximately 425 and 140 employees, respectively. The Lebel-sur-Quévillon pulp mill had an annual production capacity of 300,000 metric tons. During 2011, the Company reversed $2 million of severance and termination costs related to its Lebel-sur-Quévillon pulp mill and sawmill and following the signing of a definitive agreement for the sale of its Lebel-sur-Quévillon assets, the Company recorded a $12 million write-down for the remaining fixed assets net book value, a component of Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income. During the second quarter of 2012, the Company concluded the sale of its pulp and sawmill assets to Fortress Paper Ltd., and its land related to those assets to a subsidiary of the Government of Quebec for net proceeds of $1.

Ashdown pulp and paper mill

On March 29, 2011, the Company announced that it would permanently shut down one of four paper machines at its Ashdown, Arkansas pulp and paper mill. This measure reduced the Company’s annual uncoated freesheet paper production capacity by approximately 125,000 short tons. The mill’s workforce was reduced by approximately 110 employees. In 2011, the Company recorded a $1 million write-down of inventory and $1 million of severance and termination costs as well as $73 million of accelerated depreciation, a component of Impairment and write-down of property, plant and equipment and intangible assets. Operations ceased on August 1, 2011.

Plymouth pulp and paper mill

On February 5, 2009, the Company announced a permanent shut down of a paper machine at its Plymouth, North Carolina pulp and paper mill effective at the end of February 2009. The Company further announced in 2009 that the Plymouth mill would be converted to a 100% fluff pulp mill. This measure resulted in the permanent curtailment of 293,000 tons of paper production capacity and the shutdown affected approximately 185 employees. During 2011, the Company reversed $2 million of severance and termination costs.

Langhorne forms plant

On February 1, 2011, the Company announced the closure of its forms plant in Langhorne, Pennsylvania, and recorded $4 million in severance and termination costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

Other costs

During 2013, other costs related to previous and ongoing closures include $2 million of severance and termination costs.

During 2012, other costs related to previous and ongoing closures include $1 million in severance and termination costs, a $1 million write-down of inventory, $1 million in pension and $3 million in other costs.

During 2011, other costs related to previous closures include $4 million in severance and termination costs, a $1 million write-down of inventory and $4 million in other costs.

The following tables provide the components of closure and restructuring costs by segment:

	Year ended December 31, 2013
	Pulp and Paper	Personal Care	Corporate	Total
	$	$	$	$
Severance and termination costs	(2)	2	—	—
Inventory write-down reversal	(1)	—	—	(1)
Pension settlement and withdrawal liability	11	—	6	17
Other	2	—	—	2

Closure and restructuring costs	10	2	6	18

	Year ended December 31, 2012
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	6	—	6
Inventory write-down	5	—	5
Loss on curtailment of pension benefits and pension withdrawal liability	16	—	16
Other	2	1	3

Closure and restructuring costs	29	1	30

	Year ended December 31, 2011
	Pulp and Paper	Total
	$	$
Severance and termination costs	5	5
Inventory write-down	2	2
Loss on curtailment of pension benefits and pension withdrawal liability	41	41
Other	4	4

Closure and restructuring costs	52	52

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

The following table provides the activity in the closure and restructuring liability:

	December 31, 2013	December 31, 2012
	$	$
Balance at beginning of year	10	6
Additions	1	7
Payments	(5)	(2)
Pension provision (reflected in Accrued benefit obligation)	(3)	(1)

Balance at end of year	3	10

The $3 million provision comprised of severance and termination costs of $2 million in the Pulp and Paper segment and $1 million in the Personal Care segment.

Closure and restructuring costs are based on management’s best estimates at December 31, 2013. There are no other costs related to the above 2013 closures expected to be incurred over 2014. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

NOTE 17.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31, 2013	December 31, 2012
	$	$
Trade payables	370	358
Payroll-related accruals	148	147
Accrued interest	21	20
Payables on capital projects	6	6
Rebate accruals	62	56
Liability – pension and other post-retirement benefit plans (Note 7)	5	5
Provision for environment and other asset retirement obligations (Note 22)	19	19
Closure and restructuring costs liability (Note 16)	3	10
Derivative financial instruments (Note 23)	10	9
Dividend payable (Note 21)	17	16
Stock-based compensation – liability awards	8	—
Other	4	—

	673	646

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The following table presents the changes in Accumulated other comprehensive income (loss) by component (1) for the period ended December 31.

	Net derivative gains (losses) on cash flow hedges	Pension items[2]	Post- retirement benefit items[2]	Foreign currency items	Total
Balance at December 31, 2012	5	(326)	(15)	208	(128)

Natural gas swap contracts	—	N/A	N/A	N/A	—
Currency options	(8)	N/A	N/A	N/A	(8)
Net investment hedge	(2)	N/A	N/A	N/A	(2)
Prior-service costs	N/A	—	—	N/A	—
Net loss	N/A	86	7	N/A	93
Foreign currency items	N/A	N/A	N/A	(56)	(56)

Other comprehensive (loss) income before reclassifications	(10)	86	7	(56)	27

Amounts reclassified from accumulated other comprehensive income	5	30	1	—	36

Net current-period other comprehensive (loss) income	(5)	116	8	(56)	63

Balance at December 31, 2013	—	(210)	(7)	152	(65)

(1)	All amounts are after tax. Amounts in parenthesis indicate debits.

(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive income (1) :

Details about Accumulated other comprehensive income components	Amount reclassified from Accumulated other comprehensive income
	Year ended December 31
	2013
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts	4	(2)
Currency options	4	(2)
Net investment hedge	—

Total before tax	8
Tax benefit	(3)

Net of tax	5

Amortization of defined benefit pension items
Amortization of prior year service cost (credit)	17	(3)
Amortization of net actuarial loss	25	(3)

Total before tax	42
Tax benefit	(12)

Net of tax	30

Amortization of other post-retirement benefit plans’ items
Amortization of prior year service cost (credit)	—
Amortization of net actuarial loss	1	(3)

Total before tax	1
Tax benefit	—

Net of tax	1

(1)	Amounts in parentheses indicate debits to profit/loss.

(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income.

(3)	These amounts are included in the computation of net periodic pension cost. (see Note 7 “Pension Plans and Other Post-retirement benift plans” for more details)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

LONG-TERM DEBT

	Maturity	Par Amount	Currency	December 31, 2013	December 31, 2012
		$		$	$
Unsecured notes
5.375% Notes	2013	72	US	—	72
7.125% Notes	2015	167	US	166	166
9.5% Notes	2016	94	US	97	99
10.75% Notes	2017	278	US	273	272
4.4% Notes	2022	300	US	300	299
6.25% Notes	2042	250	US	249	249
6.75% Notes	2044	250	US	249	—
Revolving Credit Facility	2017	—	US	160	—
Capital lease obligations and other	2013—2028			20	50

				1,514	1,207
Less: Due within one year				4	79

				1,510	1,128

Principal long-term debt repayments, including capital lease obligations, in each of the next five years will amount to:

	Long-term debt	Capital leases
	$	$
2014	—	6
2015	167	4
2016	94	3
2017	438	1
2018	—	1
Thereafter	800	11

	1,499	26
Less: Amounts representing interest	—	6

Total payments, excluding debt discount of $1 million	1,499	20

UNSECURED NOTES

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

As a result of a cash tender offer during the first quarter of 2012, the Company repurchased $1 million of the 5.375% Notes due 2013, $47 million of the 7.125% Notes due 2015, $31 million of the 9.5% Notes due 2016 and

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

$107 million of the 10.75% Notes due 2017. The Company incurred tender premiums of $47 million and additional charges of $3 million as a result of this extinguishment, both of which were included in Interest expense on the Consolidated Statements of Earnings and Comprehensive Income.

During the third quarter of 2011, the Company repurchased $15 million of the 10.75% Notes due 2017 and recorded a charge of $4 million on repurchase of the Notes.

SENIOR NOTES OFFERING

On November 30, 2013, the Company issued $250 million 6.75% Notes due 2044 for net proceeds of $249 million. The net proceeds from the offering were used to fund a portion of the purchase price of the acquisition of Laboratorios Indas, S.A.U. (see Note 27 “Subsequent Event”).

On August 20, 2012, the Company issued $250 million 6.25% Notes due 2042 for net proceeds of $247 million. The net proceeds from the offering of the Notes were used for general corporate purposes.

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

The Notes are redeemable, in whole or in part, at the Company’s option at any time. In the event of a change in control, each holder will have the right to require the Company to repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of the Notes, plus any accrued and unpaid interest. The Notes are unsecured obligations and rank equally with existing and future unsecured and unsubordinated indebtedness. The Notes are fully and unconditionally guaranteed on an unsecured basis by certain U.S. 100% owned subsidiaries, which currently guarantee indebtedness under the Credit Agreement.

BANK FACILITY

On June 15, 2012, the Company amended and restated its existing Credit Agreement (the “Credit Agreement”), among the Company, certain subsidiary borrowers, certain subsidiary guarantors and the lenders and agents party thereto. The Credit Agreement amended the Company’s existing $600 million revolving credit facility that was scheduled to mature June 23, 2015.

The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility) that matures on June 15, 2017. The maximum aggregate amount of availability under the revolving Credit Agreement is $600 million, which may be borrowed in US Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). Borrowings may be made by the Company, by its U.S. subsidiary Domtar Paper Company, LLC, by its Canadian subsidiary Domtar Inc. and by any additional borrower designated by the Company in accordance with the Credit Agreement. The Company may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement by one year, if, in each case, certain conditions are satisfied, including (i) the

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

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

The Credit Agreement contains customary covenants including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2013, the Company was in compliance with the covenants, and borrowing under the Credit Agreement amounted to $160 million (December 31, 2012 – nil). At December 31, 2013, the Company had outstanding letters of credit amounting to $1 million under this credit facility (December 31, 2012 – $12 million).

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

RECEIVABLES SECURITIZATION

The Company uses securitization of certain receivables to provide additional liquidity to fund its operations. The costs under the program may vary based on changes in interest rates. The Company’s securitization program consists of the sale of most of the receivables of its domestic subsidiaries to a bankruptcy remote consolidated subsidiary which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables. The program normally allows the daily sale of new receivables to replace those that have been collected.

The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility, or the failure by Domtar to repay or satisfy material obligations.

At December 31, 2013, the Company had no borrowings and $46 million of letters of credit outstanding under the program (2012 – nil and $38 million, respectively). Sales of receivables under this program are accounted for as secured borrowings.

In 2013, a net charge of $1 million (2012 – $1 million; 2011 – $1 million) resulted from the program described above and was included in Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	December 31, 2013	December 31, 2012
	$	$
Liability—other post-retirement benefit plans (Note 7)	98	119
Pension liability—defined benefit pension plans (Note 7)	102	188
Pension liability—multiemployer plan withdrawal (Note 7)	63	47
Provision for environmental and asset retirement obligations (Note 22)	48	64
Worker’s compensation	1	2
Stock-based compensation—liability awards	17	27
Other	25	10

	354	457

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. At December 31, 2013, Domtar estimated the net present value of its asset retirement obligations to be $21 million (2012 – $33 million); the present value is based on probability weighted undiscounted cash outflows of $74 million (2012 – $79 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2033. However, some settlement scenarios call for obligations to be settled as late as December 31, 2053. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 5.5% and 12.0%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31, 2013	December 31, 2012
	$	$
Asset retirement obligations, beginning of year	33	32
Revisions to estimated cash flows	(2)	—
Sale of closed facility (1)	(3)	—
Reversal of provision	(5)	—
ARO Spending	(3)	—
Accretion expense	1	1

Asset retirement obligations, end of year	21	33

(1)	The sale of facility in 2013, relates to the sale of Port Edward.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21.

SHAREHOLDERS’ EQUITY

During 2013, the Company declared one quarterly dividend of $0.45 per share and three quarterly dividends of $0.55 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. The total dividends of approximately $15 million, $19 million, $18 million and $17 million were paid on April 15, 2013, July 15, 2013, October 15, 2013 and January 15, 2014, respectively, to shareholders of record as of March 15, 2013, June 14, 2013, September 13, 2013 and December 13, 2013, respectively.

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

On February 18, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.55 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. This dividend is to be paid on April 15, 2014 to shareholders of record on March 14, 2014.

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

During 2013 and 2012, the Company made open market purchases of its common stock using general corporate funds. Additionally, the Company entered into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements required the Company to make up-front payments to the counterparty financial institutions which resulted in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During 2013, the Company repurchased 2,509,803 shares (2012 – 2,000,925 shares; 2011 – 5,921,732 shares) at an average price of $73.10 (2012 – $78.32; 2011—$83.52) for a total cost of $183 million (2012 – $157 million; 2011—$494 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

Since the inception of the Program, the Company repurchased 11,170,506 shares at an average price of $78.48 for a total cost of $877 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue twenty million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2013 or December 31, 2012.

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

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2013 and December 31, 2012, were as follows:

	December 31, 2013		December 31, 2012
	Number of shares	$	Number of shares	$
Common stock
Balance at beginning of year	34,238,604	—	36,131,200	—
Shares issued
Stock options	4,278	—	5,870	—
Conversion of exchangeable shares	46,304	—	11,294	—
Treasury stock (1)	(2,431,735)	—	(1,909,760)	—

Balance at end of year	31,857,451	—	34,238,604	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

(1)	During 2013, the Company repurchased 2,509,803 shares (2012 – 2,000,925) and issued 78,068 shares (2012 – 91,165) out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

EXCHANGEABLE SHARES

The Company is authorized to issue unlimited exchangeable shares at no par value. A total of 561,510 common stock remains reserved for future issuance for the exchangeable shares of Domtar (Canada) Paper Inc. outstanding at December 31, 2013 (2012 – 607,814). The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially economic equivalent to shares of the Company’s common stock. The rights, privileges, restrictions and conditions attaching to the exchangeable shares include the following:

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

In 2013, the Company’s operating expenses for environmental matters, as described in Note 1, amounted to $69 million (2012 – $64 million; 2011 – $62 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company made capital expenditures for environmental matters of $4 million in 2013 (2012 – $4 million; 2011 – $8 million). No amounts were spent under the Pulp and Paper Green Transformation Program in 2013 as all projects were completed, and reimbursed by the Government of Canada (2012 – $6 million; 2011 – $83 million), for the improvement of air emissions and energy efficiency, effluent treatment and remedial actions to address environmental compliance.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against the Company and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. Beyond the filing of preliminary pleadings, no steps have been taken by the parties in this action. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and the Company (“responsible persons”) in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The relevant government authorities selected a remediation approach on July 15, 2011, and on January 8, 2013, the same authorities decided that each responsible persons’ implementation plan is satisfactory and that the responsible persons decide which plan is to be used. Most of the remaining appeals that were to be heard before the Board were abandoned by the parties during the course of the Board proceedings which were held in the fall of 2013. Seaspan and Domtar have selected a remedial plan and are in the process of applying to the Vancouver Fraser Port Authority for permitting approval. The Company has recorded an environmental reserve to address its estimated exposure and the reasonably possible loss in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31, 2013	December 31, 2012
	$	$
Balance at beginning of year	83	92
Additions	3	2
Sale of business and closed facility	(3)	(2)
Reversal of provision	(7)	—
Environmental spending	(8)	(11)
Accretion	2	1
Effect of foreign currency exchange rate change	(3)	1

Balance at end of year	67	83

At December 31, 2013, anticipated undiscounted payments in each of the next five years are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and other asset retirement obligations	23	14	3	2	2	67	111

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Climate change regulation

The Kyoto Protocol calls for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas (“GHG”) concentrations, various international, national and local laws have been proposed or implemented focusing on reducing GHG emissions. These actual or proposed laws do or may apply in the jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

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

DECEMBER 31, 2013

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

At December 31, 2013, the Company had a provision of $67 million for environmental matters and other asset retirement obligations (2012 – $83 million). Additional costs, not known or identifiable, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The EPA has agreed to reconsider a limited number of issues in the most recent Boiler MACT rule, and elements of EPA’s rule are expected to be legally challenged. The consequences of these activities cannot be predicted. However, at this point, the Company does not anticipate that significant adjustments to compliance plans will be needed to accommodate any changes to the final rule.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2013, cannot be predicted with certainty, it is management’s opinion that, except as noted below, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On July 31, 1998, Domtar Inc. (now a 100% owned subsidiary of Domtar Corporation) acquired all of the issued and outstanding shares of E.B. Eddy Limited and E.B. Eddy Paper, Inc. (“E.B. Eddy”), an integrated producer of specialty paper and wood products. The purchase agreement included a purchase price adjustment

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

On March 14, 2007, the Company received a letter from George Weston Limited (the previous owner of E.B. Eddy and a party to the purchase agreement) demanding payment of $104 million (CDN $110 million) as a result of the consummation of the series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and the Company acquired Domtar Inc. (the “Transaction”). On June 12, 2007, an action was commenced by George Weston Limited against Domtar Inc. in the Superior Court of Justice of the Province of Ontario, Canada, claiming that the consummation of the Transaction triggered the purchase price adjustment and sought a purchase price adjustment of $104 million (CDN $110 million) as well as additional compensatory damages. On June 24, 2013, the parties agreed to settle this litigation with a payment by the Company to George Weston Limited of $49 million (CDN $50 million). The settlement is reflected in Other operating loss (income), net on the Consolidated Statements of Earnings and Comprehensive Income.

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2013, were as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	28	19	13	9	8	44	121
Other commercial commitments	89	5	3	3	2	—	102

Total operating lease expense amounted to $32 million in 2013 ($34 million in 2012 and $32 million in 2011).

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2013, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2013, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As at December 31, 2013, one of Domtar’s Paper segment customers located in the United States represented 12% ($73 million) ((2012 – 11% ($64 million)) of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, the Company may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

assess effectiveness and measure ineffectiveness. Current contracts are used to hedge a portion of forecasted purchases over the next 48 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded net of taxes in Other comprehensive income, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2013 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2014	2015	2016	2017
Natural gas	23,580,000	MMBTU	(1)	$97	56%	40%	27%	10%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective for accounting purposes as of December 31, 2013. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2013 resulting from hedge ineffectiveness (2012 and 2011 – nil).

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

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange currency option contracts used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary, and forecasted sales in British Pound Sterling and forecasted purchases in U.S. dollars by the Swedish subsidiary, are designated as cash flow hedges. Current contracts are used to hedge forecasted sales or purchases over the

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded net of taxes in Other comprehensive income and is recognized in Cost of sales or in Sales in the period in which the hedged transaction occurs.

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2013 to hedge forecasted purchases and forecasted sales:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2014
Currency options purchased	CDN	$425	53%
	USD	$26	82%
	GBP	£16	79%
Currency options sold	CDN	$425	53%
	USD	$26	82%
	GBP	£16	79%

The currency options are fully effective as at December 31, 2013. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2013 resulting from hedge ineffectiveness (2012 and 2011 – nil).

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) for the years ended December 31, 2013 and December 31, 2012, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	$	$	$	$
Asset derivatives
Currency options	3	—	3	—	(a) Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Intangible assets and deferred charges

Total Assets	6	—	6	—

Liabilities derivatives
Currency options	10	—	10	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	11	—	11	—

Other Instruments
Asset backed notes	6	—	5	1	(b) Other assets
Long-term debt	1,620	1,620	—	—	(c) Long-term debt

The cumulative gain recorded in Other comprehensive income (loss) relating to natural gas contracts of $2 million at December 31, 2013, will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2013.

The cumulative loss recorded in Other comprehensive income (loss) relating to currency options hedging forecasted purchases of $7 million at December 31, 2013 will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2013.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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
(c)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Balance Sheets at December 31, 2013 and December 31, 2012. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,514 million and $1,207 million at December 31, 2013 and December 31, 2012, respectively.

(d)	Fair value of ABN is classified under Level 3 and is mainly based on a financial model incorporating uncertainties regarding return, credit spreads, the nature and credit risk of underlying assets, the amounts and timing of cash inflows and the limited market for the notes at December 31, 2012.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

The following table reconciles the beginning and ending balances of ABN measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods:

ASSET BACKED NOTES
Balance at January 1, 2012	5
Net unrealized gains included in earnings (a)	1
Transfer out to Level 3 (b)	(5)

Balance at December 31, 2012	1

Balance at January 1, 2013	1
Net unrealized gains included in earnings (a)	—
Transfer out to Level 3 (b)	—

Balance at December 31, 2013	1

(a)	Earnings effect is primarily included in Other operating loss (income), net in the Consolidated Statement of Earnings and Comprehensive Income.
(b)	Transfers out of Level 3 are considered to occur at the end of the period. ABN were reclassified to Level 2 from Level 3 as a result of increased trading activity and the presence of observable market quotes for these assets.

NOTE 24.

SEGMENT DISCLOSURES

Following the sale of Ariva U.S. on July 31, 2013 (See Note 26 “Sale of Ariva U.S.”), the Company decided to merge its Distribution segment with the Pulp and Paper segment. The Company operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper Segment – comprises the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

SEGMENT DATA	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
Sales
Pulp and Paper	4,843	5,088	5,542
Personal Care	566	399	71

Total for reportable segments	5,409	5,487	5,613
Intersegment sales—Pulp and Paper	(18)	(5)	(1)

Consolidated sales (1)	5,391	5,482	5,612

Depreciation and amortization and impairment and write-down of property, plant and equipment and intangible assets
Pulp and Paper	345	365	372
Personal Care	31	20	4

Total for reportable segments	376	385	376
Impairment and write-down of property, plant and equipment—Pulp and Paper	20	14	85
Impairment and write-down of property, plant and equipment—Personal Care	2	—	—

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment and intagible assets	398	399	461

Operating income (loss)
Pulp and Paper	171	330	581
Personal Care	43	45	7
Corporate	(53)	(8)	4

Consolidated operating income	161	367	592
Interest expense, net	89	131	87

Earnings before income taxes and equity earnings	72	236	505
Income tax expense (benefit)	(20)	58	133
Equity loss, net of taxes	1	6	7

Net earnings	91	172	365

(1)	In 2013 and 2012, Staples, one of the Company’s largest customers in the Pulp and Paper segment, represented approximately 10% (2012 – 11%) of the total sales.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

SEGMENT DATA (CONTINUED)	December 31, 2013	December 31, 2012
	$	$
Segment assets
Pulp and Paper	4,363	4,637
Personal Care	1,272	841

Total for reportable segments	5,635	5,478
Corporate	643	645

Consolidated assets	6,278	6,123

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
Additions to property, plant and equipment
Pulp and Paper	147	183	135
Personal Care	91	44	—

Total for reportable segments	238	227	135
Corporate	6	12	10

Consolidated additions to property, plant and equipment	244	239	145
Add: Change in payables on capital projects	(2)	(3)	(1)

Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	242	236	144

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
	$	$	$
Geographic information
Sales
United States	3,992	4,086	4,200
Canada	638	716	756
Europe	375	250	161
Asia	281	209	326
Other foreign countries	105	221	169

	5,391	5,482	5,612

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

	December 31, 2013	December 31, 2012
	$	$
Long-lived assets
United States	2,800	2,629
Canada	943	1,069
Other foreign countries	322	275

	4,065	3,973

NOTE 25.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings, LLC, Domtar A.W. LLC (and subsidiary), Domtar AI Inc., Attends Healthcare Inc., EAM Corporation, Associated Hygiene Products LLC and Domtar Personal Care Absorbent Hygiene Inc., all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt is not guaranteed by certain of Domtar Paper Company, LLC’s 100% owned subsidiaries; including Domtar Delaware Holdings Inc., Attends Healthcare Limited and Domtar Inc., (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released or if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2013 and December 31, 2012 and the Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,461	1,986	(1,056)	5,391
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,752	1,665	(1,056)	4,361
Depreciation and amortization	—	266	110	—	376
Selling, general and administrative	26	245	110	—	381
Impairment and write-down of property, plant and equipment and intangible assets	—	10	12	—	22
Closure and restructuring costs	—	6	12	—	18
Other operating loss (income), net	(3)	40	35	—	72

	23	4,319	1,944	(1,056)	5,230

Operating income (loss)	(23)	142	42	—	161
Interest expense (income), net	96	20	(27)	—	89

Earnings (loss) before income taxes and equity earnings	(119)	122	69	—	72
Income tax expense (benefit)	(54)	7	27	—	(20)
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	156	41	—	(197)	—

Net earnings	91	156	41	(197)	91
Other comprehensive income	4	26	33	—	63

Comprehensive income	95	182	74	(197)	154

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

DECEMBER 31, 2013

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2013
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	439	22	194	—	655
Receivables	—	402	199	—	601
Inventories	—	480	205	—	685
Prepaid expenses	7	7	9	—	23
Income and other taxes receivable	47	1	13	—	61
Intercompany accounts	590	3,951	28	(4,569)	—
Deferred income taxes	—	31	21	—	52

Total current assets	1,083	4,894	669	(4,569)	2,077
Property, plant and equipment, at cost	—	5,968	2,915	—	8,883
Accumulated depreciation	—	(3,734)	(1,860)	—	(5,594)

Net property, plant and equipment	—	2,234	1,055	—	3,289
Goodwill	—	297	72	—	369
Intangible assets, net of amortization	—	272	135	—	407
Investments in affiliates	7,650	2,097	—	(9,747)	—
Intercompany long-term advances	6	79	654	(739)	—
Other assets	28	12	112	(16)	136

Total assets	8,767	9,885	2,697	(15,071)	6,278

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	1	13	1	—	15
Trade and other payables	49	422	202	—	673
Intercompany accounts	3,941	537	91	(4,569)	—
Income and other taxes payable	—	12	5	—	17
Long-term debt due within one year	—	3	1	—	4

Total current liabilities	3,991	987	300	(4,569)	709
Long-term debt	1,494	4	12	—	1,510
Intercompany long-term loans	527	212	—	(739)	—
Deferred income taxes and other	—	891	44	(12)	923
Other liabilities and deferred credits	17	141	200	(4)	354
Shareholders’ equity	2,738	7,650	2,141	(9,747)	2,782

Total liabilities and shareholders’ equity	8,767	9,885	2,697	(15,071)	6,278

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	91	156	41	(197)	91
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	134	(52)	41	197	320

Cash flows provided from operating activities	225	104	82	—	411

Investing activities
Additions to property, plant and equipment	—	(153)	(89)	—	(242)
Proceeds from disposals of property, plant and equipment and sale of business	—	55	6	—	61
Acquisition of businesses, net of cash acquired	—	(283)	(4)	—	(287)
Investment in joint venture	—	—	(1)	—	(1)

Cash flows used for investing activities	—	(381)	(88)	—	(469)

Financing activities
Dividend payments	(67)	—	—	—	(67)
Net change in bank indebtedness	1	(5)	1	—	(3)
Change of revolving bank credit facility	160	—	—	—	160
Issuance of long-term debt	249	—	—	—	249
Repayment of long-term debt	(71)	(28)	(3)	—	(102)
Stock repurchase	(183)	—	—	—	(183)
Increase in long-term advances to related parties	(150)	—	(110)	260	—
Decrease in long-term advances to related parties	—	260	—	(260)	—

Cash flows provided from (used for) financing activities	(61)	227	(112)	—	54

Net increase (decrease) in cash and cash equivalents	164	(50)	(118)	—	(4)
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of year	275	72	314	—	661

Cash and cash equivalents at end of year	439	22	194	—	655

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2011
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	365	435	239	(674)	365
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	10	(330)	164	674	518

Cash flows provided from operating activities	375	105	403	—	883

Investing activities
Additions to property, plant and equipment	—	(103)	(41)	—	(144)
Proceeds from disposals of property, plant and equipment and sale of business	—	26	18	—	44
Acquisition of business, net of cash acquired	—	(288)	—	—	(288)
Investment in joint venture	—	—	(7)	—	(7)

Cash flows used for investing activities	—	(365)	(30)	—	(395)

Financing activities
Dividend payments	(49)	—	—	—	(49)
Net change in bank indebtedness	—	(12)	(4)	—	(16)
Repayment of long-term debt	(15)	(3)	—	—	(18)
Premium paid on debt repurchases and tender offer costs	(7)	—	—	—	(7)
Stock repurchase	(494)	—	—	—	(494)
Increase in long-term advances to related parties	(40)	—	(187)	227	—
Decrease in long-term advances to related parties	—	227	—	(227)	—
Other	10	—	—	—	10

Cash flows provided from (used for) financing activities	(595)	212	(191)	—	(574)

Net increase (decrease) in cash and cash equivalents	(220)	(48)	182	—	(86)
Cash and cash equivalents at beginning of year	311	50	169	—	530

Cash and cash equivalents at end of year	91	2	351	—	444

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 26.

SALE OF ARIVA U.S.

Ariva U.S.

On July 31, 2013, the Company completed the sale of its Ariva U.S. business to Central National Gottesman Inc. for net proceeds of $45 million. The sale resulted in a net loss on disposal of the Ariva U.S. business of $20 million, of which $19 million was recorded in the third quarter of 2013 and $1 million recorded in the fourth quarter of 2013. The loss has been recorded as a component of Other operating loss (income), net on the Consolidated Statements of Earnings and Comprehensive Income. The $20 million net loss consists of the following; $11 million of withdrawal liabilities relating to the multiemployer pension plan, $3 million of severance costs, $3 million loss on sale of net assets and $3 million relating to other provisions. The Company recorded a $5 million impairment of property, plant and equipment in the second quarter of 2013.

NOTE 27.

SUBSEQUENT EVENT

Acquisition of Laboratorios Indas

On January 2, 2014, Domtar Corporation completed the acquisition of Laboratorios Indas, S.A.U. (“Indas”) a branded incontinence products manufacturer and marketer in Spain. Indas has approximately 440 employees and operates two manufacturing facilities in Spain.

The results of the Indas’ operations will be included in the Personal Care reportable segment as of January 2, 2014. The acquisition is accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification.

The purchase price is estimated to be $546 million (€399 million) in cash, net of cash acquired of $46 million (€34 million).

The Company has not completed the valuation of assets acquired and liabilities assumed; however, the Company anticipates providing a preliminary purchase price allocation in its 2014 first quarter Form 10-Q filing.

Domtar Corporation

Interim Financial Results (Unaudited)

(in millions of dollars, unless otherwise noted)

2013	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,345		$1,312		$1,375		$1,359		$5,391
Operating income (loss)	49	(a)	(30	)(b)	49	(c)	93	(d)	161
Earnings (loss) before income taxes and equity earnings	24		(51)		28		71		72
Net earnings (loss)	45		(46)		27		65		91
Basic net earnings (loss) per share	1.29		(1.38)		0.83		2.01		2.73
Diluted net earnings (loss) per share	1.29		(1.38)		0.82		2.00		2.72

2012	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,398		$1,368		$1,389		$1,327		$5,482
Operating income	109	(e)	106		109		43	(f)	367
Earnings before income taxes and equity earnings	38		88		89		21		236
Net earnings	28		59		66		19		172
Basic net earnings per share	0.76		1.62		1.85		0.54		4.78
Diluted net earnings per share	0.76		1.61		1.84		0.54		4.76

(a)	The operating income for the first Quarter of 2013 includes a write-down of property, plant and equipment relating to its Kamloops location of $10 million.

On March 22, 2013, the Company sold the building, remaining equipment and related land of the closed pulp and paper mill in Port Edwards, Wisconsin and recorded a gain on the sale of approximately $10 million. Also, the income for the first quarter of 2013 includes an additional withdrawal liability and charge to earnings of $1 million.

(b)	The operating loss for the second Quarter of 2013 includes, a settlement of the Weston litigation for a payment by Domtar of $49 million (CDN $50 million).

Also, the loss in the second quarter of 2013 includes an additional withdrawal liability and charge to earnings of $3 million.

(c)	In the third Quarter of 2013, the Company completed the sale of its Ariva U.S business. The transaction closed at the end of July 2013.

The Company recorded a loss on sale of business of its Ariva U.S. business of $19 million in the third quarter of 2013.

(d)	The operating income for the fourth Quarter of 2013 includes a write-down of property, plant and equipment relating to one of its Pulp and Paper converting locations of $5 million and $2 million relating to its Attends Europe location. The Company recorded an additional loss on sale of business of Ariva U.S. of $1 million in the fourth quarter of 2013.

Also, the Company recorded a gain on sale of land relating to its previously closed Cornwall, Ontario location of $6 million.

(e)	The operating income for the first Quarter of 2012 includes a write-down of property, plant and equipment relating to its Mira Loma location of $2 million.

(f)	The operating income for the fourth Quarter of 2012 includes a write-down of property, plant and equipment relating to the permanent shut down of one pulp machine at its Kamloops mill for $7 million, and a write-down of intangible assets relating to its Distribution segment for $5 million.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2013, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework, issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has excluded Associated Hygienic Products LLC (“AHP”) from the assessment of internal control over financial reporting as of December 31, 2013 because the business was acquired by the Company in a purchase business combination during 2013. The assets and revenues of this business represent 2% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued in 1992 by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8, Financial Statements and Supplementary Data.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended December 31, 2013.

ITEM 9B.	OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is presented in Part I, Item 1, Business, of this Form 10-K under the caption “Our Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

The following table sets forth the number of shares of our stock reserved for issuance under our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	554,870	(1)	$90.53	(2)	1,296,548	(3)

Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	554,870		$90.53		1,296,548

(1)	Represents the total number of shares associated with options, restricted stock units (“RSUs”), performance share units (“PSUs”), deferred share units (“DSUs”) and dividends equivalent units (“DEUs”) outstanding as of December 31, 2013 that may or will be settled in equity. This number assumes that PSUs will vest at the “maximum” performance level, and that any performance requirements applicable to options will be satisfied.

(2)	Represents the weighted average exercise price of options disclosed in column (a).

(3)	Represents the number of shares remaining available for issuance in settlement of future awards under the Omnibus Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation – Board Independence and Other Determinations” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements – See Part II, Item 8, Financial Statements and Supplementary Data.

2. Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Part II, Item 8 – or is not applicable.

3. Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2009)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

4.1	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors parties thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.2	Second Supplemental Indenture, dated February 20, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantor party thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.3	Third Supplement Indenture, dated June 9, 2009, among Domtar Corp., The Bank of New York Mellon, as Trustee, and the subsidiary guarantors party thereto, relating to Domtar Corp.’s 10.75% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2009)

4.4	Fourth Supplemental Indenture, dated June 23, 2011, among Domtar Corporation, Domtar Delaware Investments Inc., and Domtar Delaware Holdings, LLC and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2011)

4.5	Fifth Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC, and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2011)

9.1	Form of Voting and Exchange Trust Agreement (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.1	Form of Tax Sharing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

Exhibit Number	Exhibit Description

10.2	Form of Transition Services Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.3	Form of Site Services Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.4	Form of Fiber Supply Agreement (Princeton, British Columbia) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.5	Form of Site Services Agreement (Utilities) (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.6	OSB Supply Agreement (Hudson Bay, Saskatchewan) (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.7	Hog Fuel Supply Agreement (Kenora, Ontario) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.8	Fiber Supply Agreement (Trout Lake and Wabigoon, Ontario) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.9	Form of Intellectual Property License Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.11	Domtar Corporation 2004 Replacement Long-Term Incentive Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.12	Domtar Corporation 1998 Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.13	Domtar Corporation Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.14	Domtar Corporation Executive Stock Option and Share Purchase Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.15	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.16	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.17	Supplementary Pension Plan for Senior Executives of Domtar Corporation (for certain designated senior executives) (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

Exhibit Number	Exhibit Description

10.18	Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.19	Domtar Retention Plan (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.20	Domtar Corporation Restricted Stock Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.21	Director Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.22	Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.23	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.24	Senior Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.25	Indenture between Domtar Inc. and the Bank of New York dated as of July 31, 1996 relating to Domtar’s $125,000,000 9.5% debentures due 2016 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.26	Severance Program for Management Committee Members (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2011)*

10.27	DB SERP for Management Committee Members of Domtar (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.28	DC SERP for Designated Executives of Domtar (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.29	Supplementary Pension Plan for Steven Barker (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.30	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.31	Stock Purchase Agreement by and among Attends Healthcare Holdings, LLC, Attends Healthcare, Inc. and Domtar Corporation dated as of August 12, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2011)

10.32	Sixth Supplemental Indenture, dated as of March 16, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, providing for Domtar Corporation’s 4.40% Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 16, 2012)

10.33	Seventh Supplemental Indenture, dated May 21, 2012, among Domtar Corporation, EAM Corporation, and The Bank of New York Mellon, as trustee, relating to EAM Corporation’s guarantee of the obligations under the Indenture (incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 filed with the SEC on August 20, 2012)

Exhibit Number	Exhibit Description

10.34	Eighth Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 23, 2012)

10.35	Amended and Restated Credit Agreement, dated as of June 15, 2012, among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Form 10-Q files with the SEC on August 3, 2012)

10.36	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan (incorporated by reference to Annex A to the Corporation’s definitive proxy statement filed on Schedule 14A filed with the SEC on March 30, 2012)

10.37	Domtar Corporation Annual Incentive Plan (incorporated by reference to Annex B to the Corporation’s definitive proxy statement filed on Schedule 14A filed with the SEC on March 30, 2012)

10.38	Employment agreement of Mr. Michael Fagan* (incorporated by reference to Exhibit 10.48 to the Company’s form 10-K filed with the SEC on February 28, 2013)

10.39	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees)*

10.40	Amended and Restated DB SERP for Management Committee Members of Domtar*

10.41	Amended and Restated DC SERP for Designated Executives of Domtar*

10.42	Amended and Restated Employment Agreement of Mr. John D. Williams* (incorporated by reference to Exhibit 10.1 to the Company’s form 10-Q filed with the SEC on August 2, 2013)

10.43	Retirement Agreement of Mr. Michael Edwards*

10.44	First amendment, dated as of September 13, 2013, to the Amended and Restated Credit Agreement among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Form 10-Q filed with the SEC on November 1, 2013)

10.45	Ninth Supplemental Indenture, dated as of July 31, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Domtar Personal Care Absorbent Hygiene Inc. and Associated Hygienic Products LLC of the obligations under the Indenture (incorporated by reference to Exhibit 4.10 to the Company’s Form S-3ASR filed with the SEC on October 1, 2013)

10.46	Tenth Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on November 26, 2013)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Domtar Corporation

Exhibit Number	Exhibit Description

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

*Indicates	management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at beginning of year	Charged to income	Deductions from reserve	Balance at end of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts—Accounts receivable
2013	4	2	(2)	4
2012	5	1	(2)	4
2011	7	2	(4)	5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Montreal, Quebec, Canada, on February 24, 2014.

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

Signature	Title	Date

/s/ John D. Williams John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2014

/s/ Daniel Buron Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2014

/s/ Giannella Alvarez	Director	February 24, 2014
Giannella Alvarez

/s/ Robert E. Apple	Director	February 24, 2014
Robert E. Apple

/s/ Louis P. Gignac	Director	February 24, 2014
Louis P. Gignac

/s/ David J. Illingworth	Director	February 24, 2014
David J. Illingworth

/s/ Brian M. Levitt	Director	February 24, 2014
Brian M. Levitt

/s/ Harold H. MacKay	Director	February 24, 2014
Harold H. MacKay

/s/ David G. Maffucci	Director	February 24, 2014
David G. Maffucci

Signature	Title	Date

/s/ Robert J. Steacy	Director	February 24, 2014
Robert J. Steacy

/s/ Pamela B. Strobel	Director	February 24, 2014
Pamela B. Strobel

/s/ Denis Turcotte	Director	February 24, 2014
Denis Turcotte