Form 10-Q
period 2014-03-31
Domtar CORP
filed 2014-05-02
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At April 30, 2014, 32,077,620 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2014

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)
	$	$
Sales	1,394	1,345
Operating expenses
Cost of sales, excluding depreciation and amortization	1,103	1,082
Depreciation and amortization	99	95
Selling, general and administrative	114	91
Impairment and write-down of property, plant and equipment (NOTE 12)	—	10
Closure and restructuring costs (NOTE 12)	1	—
Other operating (income) loss, net (NOTE 7)	(2)	18

	1,315	1,296

Operating income	79	49
Interest expense, net	25	25

Earnings before income taxes and equity loss	54	24
Income tax expense (benefit)	15	(22)
Equity loss, net of taxes	—	1

Net earnings	39	45

Per common share (in dollars) (NOTE 5)
Net earnings
Basic	1.20	1.29
Diluted	1.20	1.29
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	32.5	34.8
Diluted	32.6	34.9
Net earnings	39	45
Other comprehensive (loss) income (NOTE 13):
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of ($3) and nil	(3)	1
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(2) and $(1)	2	1
Foreign currency translation adjustments	(36)	(27)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) and $(2)	2	5

Other comprehensive loss	(35)	(20)

Comprehensive income	4	25

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31, 2014	December 31, 2013
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	130	655
Receivables, less allowances of $7 and $4	688	601
Inventories (NOTE 9)	720	685
Prepaid expenses	24	23
Income and other taxes receivable	52	61
Deferred income taxes	45	52

Total current assets	1,659	2,077
Property, plant and equipment, at cost	8,892	8,883
Accumulated depreciation	(5,616)	(5,594)

Net property, plant and equipment	3,276	3,289
Goodwill (NOTE 10)	655	369
Intangible assets, net of amortization (NOTE 11)	655	407
Other assets	131	136

Total assets	6,376	6,278

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	8	15
Trade and other payables	718	673
Income and other taxes payable	24	17
Long-term debt due within one year	15	4

Total current liabilities	765	709
Long-term debt	1,490	1,510
Deferred income taxes and other	991	923
Other liabilities and deferred credits	359	354
Commitments and contingencies (NOTE 15)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 42,725,829 and 42,574,478 shares	—	—
Treasury stock (NOTE 14) $0.01 par value; 10,650,163 and 10,717,027 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: 410,159 and 561,510 shares	32	44
Additional paid-in capital	2,014	1,999
Retained earnings	825	804
Accumulated other comprehensive loss (NOTE 13)	(100)	(65)

Total shareholders’ equity	2,771	2,782

Total liabilities and shareholders’ equity	6,376	6,278

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2013	32.4	44	1,999	804	(65)	2,782
Conversion of exchangeable shares	—	(12)	12	—	—	—
Stock-based compensation, net of tax	0.1	—	3	—	—	3
Net earnings	—	—	—	39	—	39
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(3)	—	—	—	—	(3)	(3)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(2)	—	—	—	—	2	2
Foreign currency translation adjustments	—	—	—	—	(36)	(36)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	2	2
Cash dividends	—	—	—	(18)	—	(18)
Balance at March 31, 2014	32.5	32	2,014	825	(100)	2,771

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2014	March 31, 2013
	(Unaudited)
	$	$
Operating activities
Net earnings	39	45
Adjustments to reconcile net earnings to cash flows provided from operating activities
Depreciation and amortization	99	95
Deferred income taxes and tax uncertainties	—	1
Impairment and write-down of property, plant and equipment	—	10
Net gain on disposal of property, plant and equipment	—	(10)
Stock-based compensation expense	1	1
Equity loss, net	—	1
Other	3	(1)
Changes in assets and liabilities, excluding the effects of acquisition of business
Receivables	9	(53)
Inventories	(14)	(1)
Prepaid expenses	3	(2)
Trade and other payables	(23)	(8)
Income and other taxes	20	(18)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(2)	5
Other assets and other liabilities	6	(2)

Cash flows provided from operating activities	141	63

Investing activities
Additions to property, plant and equipment	(45)	(56)
Proceeds from disposal of property, plant and equipment	—	9
Acquisition of business, net of cash acquired	(546)	—
Investment in joint venture	—	(1)

Cash flows used for investing activities	(591)	(48)

Financing activities
Dividend payments	(18)	(16)
Net change in bank indebtedness	(8)	(5)
Change in revolving bank credit facility	(80)	—
Proceeds from receivables securitization facilities	90	—
Payments on receivables securitization facilities	(58)	—
Repayment of long-term debt	—	(95)
Stock repurchase	—	(47)
Other	1	1

Cash flows used for financing activities	(73)	(162)

Net decrease in cash and cash equivalents	(523)	(147)
Impact of foreign exchange on cash	(2)	(1)
Cash and cash equivalents at beginning of period	655	661

Cash and cash equivalents at end of period	130	513

Supplemental cash flow information
Net cash payments for:
Interest (including $2 million of tender offer premiums in 2013)	22	12
Income taxes (refund) paid	(1)	1

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission. The December 31, 2013 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

FOREIGN CURRENCY MATTERS

In March 2013, the FASB issued ASU 2013-05, an update to Foreign Currency Matters, which indicates that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been (1) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (2) a loss of a controlling financial interest in an investment in a foreign entity; or (3) a step acquisition for a foreign entity. The update does not change the requirement to release a pro rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The Company adopted the new requirement on January 1, 2014 with no impact on the company’s consolidated financial statements, as no triggering event occurred throughout the period.

INCOME TAXES

In July 2013, the FASB issued ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. The Company adopted the new requirement on January 1, 2014 with no material impact on the Company’s consolidated financial statements except for the change in presentation.

FUTURE ACCOUNTING CHANGES

DISCONTINUED OPERATIONS

In April 2014, the FASB issued ASU 2014-08, an update on Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the requirements for reporting discontinued operations and require additional disclosures for both disposal transactions that met the criteria for a discontinued operation and disposals that do not meet these criteria. The objective of this update is to reach a greater convergence between the FASB’s and IASB’s reporting requirements for discontinued operations.

The amendments are effective for interim and annual periods beginning after December 15, 2014 and will not have an impact on the Company’s consolidated financial statements unless a disposal transaction occur after the effective date.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

ACQUISITION OF BUSINESS

Acquisition of Laboratorios Indas

On January 2, 2014, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Laboratorios Indas, S.A.U. (“Indas”) a branded incontinence products manufacturer and marketer in Spain. Indas has approximately 440 employees and operates two manufacturing facilities in Spain. The results of Indas’ operations have been included in the Personal Care reportable segment as of January 2, 2014. The purchase price was $546 million (€399 million) in cash, net of cash acquired of $46 million (€34 million). The acquisition is accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification.

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available. The fair value of all elements, including expected useful lives of tangible and intangibles assets are preliminary and remain to be finalized. The Company will complete the valuation of all assets and liabilities within the next twelve months.

The table below illustrates the preliminary purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Receivables		101
Inventory		28
Income and other taxes receivable		3
Property, plant and equipment		72
Intangible assets
Customer relationships	142
Trade names	81
Catalog rights	29
		252
Goodwill (Note 10)		285
Deferred income tax assets		18

Total assets		759
Less: Liabilities
Trade and other payables		71
Income and other taxes payable		3
Long-term debt		42
Deferred income tax liabilities		96
Other liabilities and deferred credits		1

Total liabilities		213

Fair value of net assets acquired at the date of acquisition		546

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill is attributable to the general reputation of the business, the assembled workforce, the expected synergies and the expected future cash flows of the business. Disclosed goodwill is not deductible for tax purposes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2014, one of Domtar’s Pulp and Paper segment customers located in the United States represented 12% ($80 million) ((2013 – 12% ($73 million)) of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, the Company may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge a portion of forecasted purchases over the next 45 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded net of taxes in Other comprehensive income (loss), and is recognized in Cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2014 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2014(2)	2015	2016	2017
Natural gas	21,990,000	MMBTU	(1)	$91	57%	43%	30%	10%

(1)	MMBTU: Millions of British thermal units
(2)	Represents the remaining nine months of 2014.

The natural gas derivative contracts were fully effective for accounting purposes as of March 31, 2014. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2014 resulting from hedge ineffectiveness (2013– nil).

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States, Canada, Sweden, Spain and China. As a result, it is exposed to movements in foreign currency exchange rates in Canada, Europe and Asia. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European and Asian currencies relative to the U.S. dollar. The Company’s Swedish and Spanish subsidiaries are exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than their Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the Consolidated Financial Statements.

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange currency option contracts designated as cash flow hedges are used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary over the next 24 months. Foreign exchange currency options contracts designated as cash flow hedges are used to hedge forecasted sales in British Pound Sterling and forecasted purchases in U.S. dollars by the Swedish subsidiary over the next 12 months. Foreign exchange currency options contracts or forward contracts designated as cash flow hedge are used to hedge forecasted purchases in U.S. dollars by the Spanish subsidiary over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded net of taxes in Other comprehensive income and is recognized in Cost of sales or in Sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency options outstanding as of March 31, 2014 to hedge forecasted purchases and sales:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2014	2015
Currency options purchased	CDN	$520	52%	23%
	USD	$47	75%	19%
	GBP	£16	80%	20%
Currency options sold	CDN	$520	52%	23%
	USD	$47	75%	19%
	GBP	£16	80%	20%

The currency options are fully effective as at March 31, 2014. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2014 resulting from hedge ineffectiveness (2013 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at March 31, 2014 and December 31, 2013, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency options	3	—	3	—	(a) Prepaid expenses
Natural gas swap contracts	4	—	4	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Intangible assets and deferred charges

Total Assets	8	—	8	—

Liabilities derivatives
Currency options	14	—	14	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	15	—	15	—

Other Instruments:
Asset backed notes	6	—	5	1	(b) Other assets
Long-term debt	1,655	1,655	—	—	(c) Long-term debt

The cumulative gain recorded in Other comprehensive income (loss) relating to natural gas contracts of $4 million at March 31, 2014, will be recognized in Cost of sales upon maturity of the derivatives over the next 45 months at the then prevailing values, which may be different from those at March 31, 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The cumulative loss recorded in Other comprehensive income (loss) relating to currency options hedging forecasted purchases of $11 million at March 31, 2014, will be recognized in Cost of sales upon maturity of the derivatives over the next 24 months at the then prevailing values, which may be different from those at March 31, 2014.

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

(b)

Asset Backed Notes (“ABN”) are reported at fair value utilizing Level 2 or Level 3 inputs. Fair value of ABN reported under Level 2 is based on current market quotes. Fair value of ABN reported under Level 3 is based on the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount applied for illiquidity.

(c)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,505 million and $1,514 million at March 31, 2014 and December 31, 2013, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table reconciles the beginning and ending balances of ABN measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods:

ASSET BACKED NOTES

Balance at December 31, 2013	1
Net unrealized gains included in earnings (a)	—
Transfer out of Level 3 (b)	—

Balance at March 31, 2014	1

(a)	Earnings effect is primarily included in Other operating (income) loss, net in the Consolidated Statement of Earnings and Comprehensive Income.
(b)	Transfers out of Level 3 are considered to occur at the end of the period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per share:

	For the three months ended
	March 31, 2014	March 31, 2013
Net earnings	$39	$45

Weighted average number of common and exchangeable shares outstanding (millions)	32.5	34.8
Effect of dilutive securities (millions)	0.1	0.1

Weighted average number of diluted common and exchangeable shares outstanding (millions)	32.6	34.9

Basic net earnings per common share (in dollars)	$1.20	$1.29
Diluted net earnings per common share (in dollars)	$1.20	$1.29

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	March 31, 2014	March 31, 2013
Options	168,636	102,509

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2014, the related pension expense was $8 million (2013 – $8 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in a defined contribution pension plan. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Most unionized employees in the U.S. and all U.S. non-hourly employees that are not grandfathered under the existing defined benefit pension plans, participate in a defined contribution pension plan for future service. The Company also sponsors a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs and medical and dental benefits. The Company also provides supplemental unfunded defined benefit pension plans and supplemental unfunded defined contribution pension plans to certain senior management employees.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2014		March 31, 2013
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Service cost	9	1	11	1
Interest expense	20	1	19	1
Expected return on plan assets	(26)	—	(24)	—
Amortization of net actuarial loss	2	—	7	—
Amortization of prior year service costs	1	—	—	—

Net periodic benefit cost	6	2	13	2

The Company contributed $10 million for the three months ended March 31, 2014 (2013 – $7 million) to the pension plans and nil to the other post-retirement benefit plans (2013 – $1 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating (income) loss, net includes the following:

	For the three months ended
	March 31, 2014	March 31, 2013
	$	$
Reversal of alternative fuel tax credits (Note 8)	—	26
Gain on sale of property, plant and equipment	—	(10)
Environmental provision	—	1
Foreign exchange gain	(3)	(1)
Other	1	2

Other operating (income) loss, net	(2)	18

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

INCOME TAXES

For the first quarter of 2014, the Company’s income tax expense amounted to $15 million, consisting of a current income tax expense of $15 million and no deferred income tax expense. This compares to a tax benefit of $22 million for the first quarter of 2013, consisting of a current income tax benefit of $23 million and a deferred income tax expense of $1 million. The Company received income tax refunds, net of payments, of $1 million during the first quarter of 2014 and the effective tax rate was 28% compared with an effective tax rate of -92% in the first quarter of 2013. The effective tax rate for the first quarter of 2013 was impacted by the conversion of $26 million of Alternative Fuel Tax Credits (“AFTC”) from the 2009 tax year into $55 million of Cellulosic Biofuel Producer Credit ($33 million benefit after-tax), partially offset by additional tax expense of $4 million from other items, including interest on uncertain tax positions and the tax impact of incurring a gain of $10 million on disposal of certain assets in a high tax jurisdiction. The Company’s gross unrecognized tax benefits were reduced in the first quarter of 2013 by $8 million for unrecognized tax benefits previously associated with AFTC from 2009 that were converted into CBPC in the first quarter of 2013.

As of March 31, 2014, the Company has gross unrecognized tax benefits and interest of $196 million and related deferred tax assets of $19 million associated with the alternative fuel tax credits claimed on its 2009 tax return. The recognition of these benefits, $177 million net of deferred taxes, would impact the effective tax rate. During the second quarter of 2012, the IRS began an audit of the Company’s 2009 U.S. income tax return and in the third quarter of 2013 expanded the audit period to include the tax returns for the 2010 and 2011 tax years. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. The Company reasonably expects the audit to be settled within the next twelve months which could result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

INVENTORIES

The following table presents the components of inventories:

	March 31, 2014	December 31, 2013
	$	$
Work in process and finished goods	400	386
Raw materials	124	102
Operating and maintenance supplies	196	197

	720	685

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

March 31, 2014
$
Balance at December 31, 2013	369
Acquisition of Laboratorios Indas	285
Effect of foreign currency exchange rate change	1

Balance at end of period	655

The goodwill at March 31, 2014 is entirely related to the Personal Care segment. (See Note 3 “Acquisition of business” for further information on the increase in 2014).

At March 31, 2014, the accumulated impairment loss amounted to $321 million (2013 – $321 million). The impairment of goodwill was done in 2008, and was related to the Pulp and Paper segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

INTANGIBLE ASSETS, NET

The following table presents the components of intangible assets, net:

	Estimated useful lives (in years)	March 31, 2014			December 31, 2013
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Intangible assets subject to amortization
Water rights	40	8	(1)	7	8	(1)	7
Customer relationships (1)	10 - 40	399	(18)	381	256	(14)	242
Technology	7 - 20	8	(1)	7	8	(1)	7
Non-Compete	9	1	—	1	1	—	1
License rights	12	29	(2)	27	29	(1)	28

		445	(22)	423	302	(17)	285
Intangible assets not subject to amortization
Trade names (1)		197	—	197	116	—	116
License rights		6	—	6	6	—	6
Catalog rights (1)		29	—	29	—	—	—

Total		677	(22)	655	424	(17)	407

Amortization expense related to intangible assets for the three months ended March 31, 2014 was $5 million (2013 – $2 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2014	2015	2016	2017	2018
	$	$	$	$	$
Amortization expense related to intangible assets	22	21	21	21	21

(1)	Increase relates to the acquisition of Laboratorios Indas on January 2, 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

CLOSURE AND RESTRUCTURING COST AND LIABILITY AND IMPAIRMENT

AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand.

In relation to the withdrawal from one of the Company’s multiemployer pension plans in 2011, the Company recorded an additional charge to earnings of $1 million due to a revision in estimated withdrawal liability during the first quarter of 2013. As of March 31, 2014, the current accrual balance is $63 million. While this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans at March 31, 2014, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the second quarter of 2014. Further, the Company remains liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next three years.

Kamloops, British Columbia pulp facility

On December 13, 2012, the Company announced the permanent shut down of one pulp machine at its Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of Domtar’s annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees.

As a result, the Company recognized in the first quarter of 2013, $10 million of accelerated depreciation under Impairment and write-down of property, plant and equipment and reversed $1 million of severance and termination costs.

Other costs

During the first quarter of 2014, other costs related to previous and ongoing closures include $1 million of severance and termination costs.

The following tables provide the components of closure and restructuring costs by segment:

	Personal Care	Total
	Three months ended March 31, 2014
	$	$
Severance and termination costs	1	1

Closure and restructuring costs	1	1

	Pulp and Paper	Total
	Three months ended March 31, 2013
	$	$
Severance and termination costs	(1)	(1)
Pension withdrawal liability	1	1

Closure and restructuring costs	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CLOSURE AND RESTRUCTURING COST AND LIABILITY AND IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

The following table provides the activity in the closure and restructuring liability:

March 31, 2014
$
Balance at December 31, 2013	3
Additions	1
Acquisition of business	1
Payments	(1)

Balance at end of period	4

The $4 million provision is comprised of severance and termination costs of $2 million in the Pulp and Paper segment and $2 million in the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the period ended March 31, 2014:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post- retirement benefit items(2)	Foreign currency items	Total
Balance at December 31, 2013	—	(210)	(7)	152	(65)

Natural gas swap contracts	3	N/A	N/A	N/A	3
Currency options	(6)	N/A	N/A	N/A	(6)
Foreign currency items	N/A	N/A	N/A	(36)	(36)

Other comprehensive loss before reclassifications	(3)	—	—	(36)	(39)

Amounts reclassified from accumulated other comprehensive loss	2	2	—	—	4

Net current period other comprehensive income (loss)	(1)	2	—	(36)	(35)

Balance at March 31, 2014	(1)	(208)	(7)	116	(100)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details of Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss		Affected line item in the Consolidated Statements of Earnings and Comprehensive Income
	For the three months ended
	March 31, 2014	March 31, 2013
Net derivative gains (losses) on cash flow hedges
Natural gas swap contracts	(2)	2	Cost of Sales
Currency options	6	—	Cost of Sales

Total before tax	4	2
Tax benefit	(2)	(1)	Income tax benefit

Net of tax	2	1

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	3	7	(a)
Tax benefit	(1)	(2)	Income tax benefit

Net of tax	2	5

(a)	These amounts are included in the computation of net periodic benefit cost. Refer to Note 6 “Pension plans and other post retirement benefit plans” for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

SHAREHOLDERS’ EQUITY

On February 18, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.55 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. Total dividends of approximately $18 million were paid on April 15, 2014 to shareholders of record on March 14, 2014.

On April 30, 2014, the Company’s Board of Directors approved a 2-for-1 split of its common stock to be effected through a stock dividend. Shareholders on the record date of June 10, 2014 will be entitled to receive one additional share for every share they own on that date. As a result of the stock split, total shares of the Company’s common stock outstanding will increase from approximately 32.5 million to 65 million.

In addition, the Company’s Board of Directors approved an increase in the quarterly dividend on its common stock on a post-split basis, from $0.275 to $0.375 per share. This is equivalent to, on a pre-split basis, an increase of $0.20 per share per quarter. The next quarterly dividend is to be paid on July 15, 2014 to shareholders of record on July 2, 2014.

STOCK REPURCHASE PROGRAM

In 2010, the Company’s Board of Directors authorized a stock repurchase program (“the Program”) of up to $1 billion of Domtar Corporation’s common stock. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and to improve shareholders’ returns.

The Company makes open market purchases of its common stock using general corporate funds. Additionally, the Company enteres into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements requires the Company to make up-front payments to the counterparty financial institutions which results in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During the first quarter of 2014, the Company did not repurchase any shares under the Program.

During the first quarter of 2013, the Company repurchased 605,800 shares at an average price of $77.36 for a total cost of $47 million.

Since the inception of the Program, the Company repurchased 11,170,506 shares at an average price of $78.48 for a total cost of $877 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SHAREHOLDER’S EQUITY (CONTINUED)

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and it acquired Domtar Inc. on March 7, 2007 (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of March 31, 2014, there were 410,159 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time.

On April 1, 2014, Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation, announced that it intends to redeem all of its outstanding exchangeable shares on or about June 2, 2014 (the “Redemption Date”) and that Domtar Pacific Papers ULC has elected to exercise its right to purchases all of the outstanding exchangeable shares from the holders thereof on the Redemption Date for the redemption price described below.

On the Redemption Date, holders of exchangeable shares will receive, in exchange for each exchangeable share, one share of common stock of Domtar Corporation (plus cash in the amount of all declared and unpaid dividends, if any, provided that the record date for the payment of such dividends is prior to the Redemption Date).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against the Company and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. Beyond the filing of preliminary pleadings, no steps have been taken by the parties in this action. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and the Company (“responsible persons”) in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The relevant government authorities selected a remediation approach on July 15, 2011, and on January 8, 2013, the same authorities decided that each responsible persons’ implementation plan is satisfactory and that the responsible persons should decide which plan is to be used. Most of the remaining appeals that were to be heard before the Board were abandoned by the parties during the course of the Board proceedings which were held in the fall of 2013. Seaspan and Domtar have selected a remedial plan and are in the process of applying to the Vancouver Fraser Port Authority for permitting approval. The Company has recorded an environmental reserve to address its estimated exposure. The possible loss in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31, 2014
$
Balance at beginning of period	67
Additions	1
Environmental spending	(3)
Effect of foreign currency exchange rate change	(2)

Balance at end of period	63

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

Climate change regulation

In response to the Kyoto Protocol, which calls for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas (“GHG”) concentrations, various international, national and local laws have been proposed or implemented focusing on reducing GHG emissions. These actual or proposed laws do or may apply in the jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

In the United States, Congress has considered legislation to reduce emissions of GHGs. Although the legislation has not passed, it appears that the federal government will continue to consider methods to reduce GHG emissions from public utilities and certain other emitters. The U.S. Environmental Protection Agency (“EPA”) has adopted and implemented GHG permitting requirements for certain new sources and modifications of existing industrial facilities and has recently proposed GHG performance standards for newly constructed electric utilities under the agency’s existing Clean Air Act authority. Furthermore, several states are regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs or renewable energy requirements.

The U.S. Supreme Court agreed, on October 15, 2013, to review whether or not the EPA permissibly determined that its regulation under the Clean Air Act of greenhouse gas emissions from mobile sources also allows the agency to establish permitting requirements for stationary sources that emit greenhouse gases. The Court heard oral argument on February 24, 2014, and a decision is expected near the end of the Court’s term in June. Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG reduction programs or to pay taxes or other fees with respect to its GHG emissions. This, in turn, would increase the Company’s operating costs and capital spending. The Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

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

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The province of Quebec initiated a GHG cap-and-trade system on January 1, 2012. Reduction targets for Quebec have been promulgated and were effective January 1, 2013. The Company does not expect the cost of compliance will have a material impact on the Company’s financial position, results of operations or cash flows. British Columbia imposed a carbon tax in 2008, which applies to the purchase of fossil fuels within the province. There are currently no other federal or provincial statutory or regulatory obligations that affect the emission of GHGs for the Company’s pulp and paper operations elsewhere in Canada. The Province of Ontario is reviewing a potential regulatory program for GHG emission reductions that may include a cap-and-trade component.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2014, cannot be predicted with certainty. However, at this point, the Company does not anticipate that significant adjustments to compliance plans will be needed to accommodate any changes in the rule.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2014, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2014 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s reportable segment information to the respective information in the financial statements is as follows:

	For the three months ended
SEGMENT DATA	March 31, 2014	March 31, 2013
	$	$
Sales
Pulp and Paper	1,168	1,238
Personal Care	233	111

Total for reportable segments	1,401	1,349
Intersegment sales - Pulp and Paper	(7)	(4)

Consolidated sales	1,394	1,345

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	83	89
Personal Care	16	6

Total for reportable segments	99	95
Impairment and write-down of property, plant and equipment - Pulp and Paper	—	10

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	99	105

Operating income (loss)
Pulp and Paper	69	38
Personal Care	15	13
Corporate	(5)	(2)

Consolidated operating income	79	49
Interest expense, net	25	25

Earnings before income taxes and equity loss	54	24
Income tax expense (benefit)	15	(22)
Equity loss, net of taxes	—	1

Net earnings	39	45

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings, LLC, Domtar A.W. LLC (and subsidiary), Domtar AI Inc., Attends Healthcare Inc., and EAM Corporation, all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar’s own 100% owned subsidiaries; including Domtar Delaware Holdings Inc. and it’s foreign subsidiaries, including Attends Healthcare Limited, Domtar Inc. and Laboratorios Indas, (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2014 and December 31, 2013 and the Statements of Earnings and Comprehensive Income and Cash Flows for the three months ended March 31, 2014 and March 31, 2013 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,109	554	(269)	1,394
Operating expenses
Cost of sales, excluding depreciation and amortization	—	933	439	(269)	1,103
Depreciation and amortization	—	68	31	—	99
Selling, general and administrative	13	73	28	—	114
Closure and restructuring costs	—	1	—	—	1
Other operating loss, net	—	(1)	(1)	—	(2)

	13	1,074	497	(269)	1,315

Operating (loss) income	(13)	35	57	—	79
Interest expense (income), net	25	5	(5)	—	25

(Loss) earnings before income taxes and equity loss	(38)	30	62	—	54
Income tax (benefit) expense	(10)	8	17	—	15
Equity loss, net of taxes	—	—	—	—	—
Share in earnings of equity accounted investees	67	45	—	(112)	—

Net earnings	39	67	45	(112)	39
Other comprehensive income (loss)	1	(1)	(35)	—	(35)

Comprehensive income	40	66	10	(112)	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,107	492	(254)	1,345
Operating expenses
Cost of sales, excluding depreciation and amortization	—	942	394	(254)	1,082
Depreciation and amortization	—	68	27	—	95
Selling, general and administrative	6	73	12	—	91
Impairment and write-down of property, plant and equipment	—	—	10	—	10
Closure and restructuring costs	—	1	(1)	—	—
Other operating loss, net	—	18	—	—	18

	6	1,102	442	(254)	1,296

Operating (loss) income	(6)	5	50	—	49
Interest expense (income), net	27	4	(6)	—	25

(Loss) earnings before income taxes and equity loss	(33)	1	56	—	24
Income tax (benefit) expense	(9)	(33)	20	—	(22)
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	69	35	—	(104)	—

Net earnings	45	69	35	(104)	45
Other comprehensive income (loss)	4	—	(24)	—	(20)

Comprehensive income	49	69	11	(104)	25

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	March 31, 2014
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	33	4	93	—	130
Receivables	—	376	312	—	688
Inventories	—	476	244	—	720
Prepaid expenses	6	8	10	—	24
Income and other taxes receivable	61	—	16	(25)	52
Intercompany accounts	684	4,154	13	(4,851)	—
Deferred income taxes	—	24	21	—	45

Total current assets	784	5,042	709	(4,876)	1,659
Property, plant and equipment, at cost	—	5,997	2,895	—	8,892
Accumulated depreciation	—	(3,800)	(1,816)	—	(5,616)

Net property, plant and equipment	—	2,197	1,079	—	3,276
Goodwill	—	296	359	—	655
Intangible assets, net of amortization	—	270	385	—	655
Investments in affiliates	7,693	2,118	—	(9,811)	—
Intercompany long-term advances	6	79	269	(354)	—
Other assets	23	—	127	(19)	131

Total assets	8,506	10,002	2,928	(15,060)	6,376

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	7	1	—	8
Trade and other payables	50	405	263	—	718
Intercompany accounts	4,147	638	66	(4,851)	—
Income and other taxes payable	—	34	15	(25)	24
Long-term debt due within one year	—	2	13	—	15

Total current liabilities	4,197	1,086	358	(4,876)	765
Long-term debt	1,414	3	73	—	1,490
Intercompany long-term loans	136	218	—	(354)	—
Deferred income taxes and other	—	840	151	—	991
Other liabilities and deferred credits	20	162	196	(19)	359
Shareholders’ equity	2,739	7,693	2,150	(9,811)	2,771

Total liabilities and shareholders’ equity	8,506	10,002	2,928	(15,060)	6,376

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2013
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	439	22	194	—	655
Receivables	—	402	199	—	601
Inventories	—	480	205	—	685
Prepaid expenses	7	7	9	—	23
Income and other taxes receivable	47	1	13	—	61
Intercompany accounts	590	3,951	28	(4,569)	—
Deferred income taxes	—	31	21	—	52

Total current assets	1,083	4,894	669	(4,569)	2,077
Property, plant and equipment, at cost	—	5,968	2,915	—	8,883
Accumulated depreciation	—	(3,734)	(1,860)	—	(5,594)

Net property, plant and equipment	—	2,234	1,055	—	3,289
Goodwill	—	296	73	—	369
Intangible assets, net of amortization	—	273	134	—	407
Investments in affiliates	7,650	2,097	—	(9,747)	—
Intercompany long-term advances	6	79	654	(739)	—
Other assets	28	12	112	(16)	136

Total assets	8,767	9,885	2,697	(15,071)	6,278

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	1	13	1	—	15
Trade and other payables	49	422	202	—	673
Intercompany accounts	3,941	537	91	(4,569)	—
Income and other taxes payable	—	12	5	—	17
Long-term debt due within one year	—	3	1	—	4

Total current liabilities	3,991	987	300	(4,569)	709
Long-term debt	1,494	4	12	—	1,510
Intercompany long-term loans	527	212	—	(739)	—
Deferred income taxes and other	—	891	44	(12)	923
Other liabilities and deferred credits	17	141	200	(4)	354
Shareholders’ equity	2,738	7,650	2,141	(9,747)	2,782

Total liabilities and shareholders’ equity	8,767	9,885	2,697	(15,071)	6,278

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	39	67	45	(112)	39
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	41	(42)	(9)	112	102

Cash flows provided from operating activities	80	25	36	—	141

Investing activities
Additions to property, plant and equipment	—	(30)	(15)	—	(45)
Acquisition of business, net of cash acquired	—	—	(546)	—	(546)

Cash flows used for investing activities	—	(30)	(561)	—	(591)

Financing activities
Dividend payments	(18)	—	—	—	(18)
Net change in bank indebtedness	(1)	(7)	—	—	(8)
Change of revolving bank credit facility	(80)	—	—	—	(80)
Proceeds from receivables securitization facilities	—	—	90	—	90
Payments on receivables securitization facilities	—	—	(58)	—	(58)
Increase in long-term advances to related parties	(389)	(6)	—	395	—
Decrease in long-term advances to related parties	—	—	395	(395)	—
Other	2	—	(1)	—	1

Cash flows (used for) provided from financing activities	(486)	(13)	426	—	(73)

Net decrease in cash and cash equivalents	(406)	(18)	(99)	—	(523)
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of period	439	22	194	—	655

Cash and cash equivalents at end of period	33	4	93	—	130

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	45	69	35	(104)	45
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	10	(36)	(60)	104	18

Cash flows provided from (used for) operating activities	55	33	(25)	—	63

Investing activities
Additions to property, plant and equipment	—	(39)	(17)	—	(56)
Proceeds from disposal of property, plant and equipment	—	9	—	—	9
Investment in joint venture	—	—	(1)	—	(1)

Cash flows used for investing activities	—	(30)	(18)	—	(48)

Financing activities
Dividend payments	(16)	—	—	—	(16)
Net change in bank indebtedness	—	(6)	1	—	(5)
Repayment of long-term debt	(71)	(24)	—	—	(95)
Stock repurchase	(47)	—	—	—	(47)
Increase in long-term advances to related parties	—	—	(23)	23	—
Decrease in long-term advances to related parties	9	14	—	(23)	—
Other	1	—	—	—	1

Cash flows used for financing activities	(124)	(16)	(22)	—	(162)

Net decrease in cash and cash equivalents	(69)	(13)	(65)	—	(147)
Impact of foreign exchange on cash	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	275	72	314	—	661

Cash and cash equivalents at end of period	206	59	248	—	513

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included in the Quarterly Report. The MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three month periods ended March 31, 2014 and 2013. The three month periods are also referred to as the first quarter of 2014 and 2013. Reference to notes refers to footnotes to the consolidated financial statements found in Item 1 of this form 10-Q.

The MD&A is organized in the following sections:

•	Overview

•	Summary of Q1 2014 results

•	Consolidated Results of Operations and Segment Review

•	Outlook

•	Liquidity and Capital Resources

•	Accounting Changes Implemented and Critical Accounting Policies

OVERVIEW

We operate in two reportable segments as described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies.

The following summary briefly describes the operations included in each of our reportable segments.

Pulp and Paper: Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication and specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of adult incontinence products, infant diapers and absorbent hygiene products.

We continue to focus on sustaining profitable growth through high performance in our Pulp and Paper business as well as continued growth in our Personal Care division through organic growth and acquisitions.

SUMMARY OF Q1 2014 RESULTS

•	Net earnings of $39 million and operating income of $79 million in the first quarter of 2014

•	Continued execution of our growth strategy through the acquisition of Laboratorios Indas (“Indas”) on January 2, 2014 (refer to Note 3 “Acquisition of Business”)

•	Inclusion of a full quarter of results of Associated Hygienic Products LLC (“AHP”) following its acquisition on July 1, 2013

•	Extreme cold weather and related issues negatively impacted our results

•	Favorable foreign exchange positively impacted our results

•	Higher average selling prices in pulp and paper as a result of the implementation of our recently announced price increases

•	Higher mark-to-market adjustments on some stock-based compensation and acquisition related expenses negatively impacted our results

•	Lower volume of pulp and manufactured paper

•	Charge related to the sale of inventory that had been marked to fair value at the time of acquisition of Indas in our Personal Care segment

•

Cash flows provided from operating activities of $141 million in the first quarter of 2014 which includes cash received of $34 million from the Spanish government related to past-due receivables of Indas

	Three months ended		Variance
FINANCIAL HIGHLIGHTS	March 31, 2014	March 31, 2013	$	%
(In millions of dollars, unless otherwise noted)

Sales	$1,394	$1,345	49	4%

Operating income	$79	$49	30	61%

Net earnings	39	45	(6)	-13%

Net earnings per common share (in dollars)[1]:
Basic	1.20	1.29	($0.09)	-7%
Diluted	1.20	1.29	($0.09)	-7%

	At March 31, 2014	At December 31, 2013
Total assets	$6,376	$6,278
Total long-term debt, including current portion	$1,505	$1,514

[1]	See Note 5 for more information on the calculation of net earnings per common share.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

ANALYSIS OF NET SALES
By Business Segment	Three months ended		Variance
	March 31, 2014	March 31, 2013	$	%
Pulp and Paper	$1,168	$1,238	(70)	-6%
Personal Care	233	111	122	110%

Total for reportable segments	1,401	1,349	52	4%
Intersegment sales – Pulp and Paper	(7)	(4)	(3)

Consolidated	1,394	1,345	49	4%

Shipments
Paper (in thousands of ST) – manufactured	804	828	(24)	-3%
Communication Papers	678	706	(28)	-4%
Specialty and Packaging	126	122	4	3%
Paper (in thousands of ST) – sourced from third parties	50	83	(33)	-40%
Paper (in thousands of ST) – total	854	911	(57)	-6%
Pulp (in thousands of ADMT)	318	372	(54)	-15%

Q1 2014 VS. Q1 2013
	% Change in Net Sales due to
	Net Price	Volume	Acquisition/ Divestiture		Total
Pulp and Paper	3%	-4%	-5	%(a)	-6%
Personal Care	-1%	1%	110	%(b)	110%
Consolidated sales	3%	-3%	4%		4%

Commentary:

(a)	Sale of Ariva U.S. business on July 31, 2013.
(b)	Acquisition of AHP on July 1, 2013 and Indas on January 2, 2014.

Commentary – First quarter of 2014 compared to First quarter of 2013

Consolidated Sales

Sales for the first quarter of 2014 amounted to $1,394 million, an increase of $49 million, or approximately 4%, from sales in the first quarter of 2013. Net prices were up mostly due to an increase on our net average selling price for pulp by approximately 11% and manufactured paper by approximately 2%. Sales were also impacted by the inclusion of sales from our newly acquired Indas and AHP businesses. These increases to sales were partially offset by the impact of the disposition of our Ariva U.S. business in the third quarter of 2013 ($64 million), a decrease in our pulp sales volume as a result of the permanent shut down of a pulp line at our Kamloops mill in March 2013, extreme cold weather and production issues and a decrease in demand for our manufactured paper.

ANALYSIS OF OPERATING INCOME
By Business Segment	Three months ended		Variance
	March 31, 2014	March 31, 2013	$	%
Operating income (loss)
Pulp and Paper	69	38	31	82%
Personal Care	15	13	2	15%
Corporate	(5)	(2)	(3)

Consolidated operating income	79	49	30	61%

Q1 2014 VS. Q1 2013
	$ Change in Segmented Operating income due to
	Volume	Net Price	Input Costs (a)	Operating (b) expenses	Currency	Acquisition/ Divestiture	Depreciation/ impairment (c)	Other Income/ expense (d)	Total
Pulp and Paper	(14)	39	(38)	(10)	19	1	15	19	31
Personal Care	—	(1)	(2)	(2)	1	7	(1)	—	2
Corporate	—	—	—	(5)	—	—	—	2	(3)

Consolidated operating income	(14)	38	(40)	(17)	20	8	14	21	30

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, selling, general and administrative expenses (“SG&A”) and other costs.
(c)	Impairment charges of $10 million relates to Kamloops mill in Q1 2013.
(d)	Includes charges related to the conversion of Alternative Fuel Tax Credits ($26 million) to Cellulosic Biofuel Producer Credit and the gain on sale of Port Edwards assets ($10 million), both in Q1 2013.

Commentary – First quarter of 2014 compared to First quarter of 2013

Consolidated

Operating Income

Operating income in the first quarter of 2014 amounted to $79 million, an increase of $30 million compared to operating income of $49 million in the first quarter of 2013. Overall, our average selling prices increased as a result of higher average prices of manufactured paper and pulp as described above. Operating income also increased as a result of overall favorable exchange rates, net of our hedging program and the inclusion of Indas and AHP when compared to the first quarter of 2013. The conversion of Alternative Fuel Tax Credits ($26 million) into Cellulosic Biofuel Producer Credit and an impairment at our Kamloops, British Columbia mill ($10 million) related to the permanent shut down of a pulp line negatively impacted results in the first quarter of 2013. Factors increasing operating income were partially offset by higher input costs ($40 million) mostly driven by the extreme cold weather we experienced in the first quarter of 2014, the decline in volumes of pulp and paper, the negative impact of lower pulp production volume, higher freight costs, higher mark-to-market adjustments on some stock-based compensation, and acquisition related expenses. In the first quarter of 2013, we recorded a gain on the sale of the Port Edwards mill ($10 million).

Interest Expense, net

We incurred $25 million of net interest expense in the first quarter of 2014 which remained flat compared to net interest expense of $25 million in the first quarter of 2013. Higher interest expense in the first quarter of 2014 was paid due to a new debt issue in the fourth quarter of 2013. A premium was paid on debt redemption in the first quarter of 2013 of $3 million.

Income Taxes

For the first quarter of 2014, our income tax expense amounted to $15 million, consisting of a current tax expense of $15 million and no deferred tax expense. This compares to an income tax benefit of $22 million in the first quarter of 2013, consisting of a current income tax benefit of $23 million and a deferred income tax expense of $1 million. We received income tax refunds, net of payments, of $1 million during the first quarter of 2014. Our effective tax rate for the first quarter of 2014 was 28% compared to an effective tax rate of -92% in the first quarter of 2013. The effective tax rate for the first quarter of 2013 was impacted by the conversion of $26 million of Alternative Fuel Tax Credits (“AFTC”) from the 2009 tax year into $55 million of Cellulosic Biofuel Producer Credit ($33 million benefit after-tax), partially offset by additional tax expense of $4 million from other items, including interest on uncertain tax positions and the tax impact of incurring a gain of $10 million on disposal of certain assets in a high tax jurisdiction. Our gross unrecognized tax benefits were reduced in the first quarter of 2013 by $8 million for unrecognized tax benefits previously associated with AFTC from 2009 that were converted into CBPC in the first quarter of 2013.

Alternative Fuel Tax Credit and Cellulosic Biofuel Producer Credit

As of March 31, 2014, we have gross unrecognized tax benefits and interest of $196 million and related deferred tax assets of $19 million associated with the AFTC claimed on our 2009 tax return. The recognition of these benefits, $177 million net of deferred taxes, would impact the effective tax rate. During the second quarter of 2012, the IRS began an audit of our 2009 U.S. income tax return and in the third quarter of 2013 expanded the audit period to include the tax returns for the 2010 and 2011 tax years. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. We reasonably expect the audit to be settled within the next twelve months which could result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

OUTLOOK

Price realizations in paper are expected to further improve from the first quarter as a result of recently announced price increases while our volumes are expected to remain relatively stable and input costs are expected to return to more normal levels for the remainder of the year. The second quarter is expected to be affected by seasonally higher maintenance activity. Personal Care will continue to benefit from the recent acquisition of Indas and the addition of the new production lines towards the end of the year.

PULP AND PAPER

Sales

Sales in our Pulp and Paper segment amounted to $1,168 million in the first quarter of 2014, a decrease of $70 million, or approximately 6%, mostly attributable to:

•	The sale of our Ariva U.S. business on July 31, 2013 ($64 million)

•	A decrease of 54,000 metric tons or approximately 15% in our pulp shipments ($35 million) including 22,000 metric tons due to closure of a pulp line at Kamloops

•	A decrease of 24,000 tons or approximately 3% in our manufactured paper shipments ($9 million)

This decrease was partially offset by:

•	An increase in our total average selling price for pulp of $68/metric ton or approximately 11% when compared to the first quarter of 2013 ($22 million)

•	An increase in our net average selling price for manufactured paper of $21/ton or approximately 2% in our average selling price when compared to the first quarter of 2013 ($17 million)

Operating Income

Operating income in our Pulp and Paper segment amounted to $69 million in the first quarter of 2014, an increase of $31 million, when compared to operating income of $38 million in the first quarter of 2013. Overall, our operating results improved when compared to the first quarter of 2013, primarily due to:

•	Higher average selling prices for pulp and manufactured paper as described above

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program

•	Lower maintenance costs ($7 million) as a result of timing of expenses

•	Lower cost of chemicals ($3 million)

•

The conversion of Alternative Fuel Tax Credits ($26 million) into Cellulosic Biofuel Producer Credit in the first quarter of 2013 which negatively impacted operating income in the first quarter of 2013 (refer to Note 8 “Income Taxes”)

•	Impairment of property, plant and equipment ($10 million) relating to our Kamloops mill in the first quarter of 2013

This increase was partially offset by:

•	Higher costs of fiber ($23 million, mostly as a result of extreme cold weather)

•	Higher costs of energy ($18 million, due primarily to increased pricing and usage as a result of extreme cold weather in the first quarter of 2014)

•	Lower volume of pulp and paper

•	Higher freight costs ($5 million), due in part to increased pricing as a result of rail and truck transportation issues in Canada

•	Higher mark-to-market adjustments on some stock-based compensation

•	Higher acquisition related expense

•	The gain on sale of Port Edwards assets in the first quarter of 2013 ($10 million)

PERSONAL CARE

Sales

Sales in our Personal Care segment increased by 110% or $122 million compared to the first quarter of 2013. The increase in sales is mostly due to the continued execution of our growth strategy through the acquisition of AHP and Indas.

Operating Income

Operating income increased by 15% or $2 million compared to the first quarter of 2013. This increase was due mostly to the impact of the acquisition of AHP and Indas.

The positive impact of the inclusion of results of AHP and Indas were offset by the following:

•	Unfavorable pricing in nonwovens and other input materials

•	Increased materials usage

•	Increased manufacturing costs mostly due in preparation of launching new lines

•	Higher wages and variable compensation

•

Closure and restructuring costs of $1 million related to the streamlining of our U.S. operations (refer to Note 12 “Closure and restructuring costs and liability and impairment and write-down of property, plant and equipment”)

•	Personal Care segment results have been negatively impacted by the sale of finished goods inventory that had been marked to fair value at the time of the acquisition of Indas ($3 million)

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2014, stock-based compensation expense recognized in our results of operations of $8 million was incurred for all outstanding awards as a result of the mark-to-market impact related to the liability awards. This compares to nil in the first quarter of 2013. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $520 million is currently undrawn and available or through our receivables securitization facility, of which $37 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $141 million in the first quarter of 2014, a $78 million increase compared to cash flows provided from operating activities of $63 million in the first quarter of 2013. This increase in cash flows provided from operating activities is primarily due to a decrease in working capital requirements in the first quarter of 2014.

In the first quarter of 2014, our operating cash flows were positively impacted by cash received of $34 million from the Spanish government related to past-due receivables, as part of the Spanish government supplier payment plan. As a result of the conversion of Alternative Fuel Tax Credits into Cellulosic Biofuel Producer Credits, our cash flows were negatively impacted by the $26 million payment in the first quarter of 2013.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first quarter of 2014 amounted to $591 million, a $543 million increase compared to cash flows used for investing activities of $48 million in the first quarter of 2013.

The use of cash in the first quarter of 2014 is attributable to the acquisition of Indas of $546 million (€399 million) and additions to property, plant and equipment of $45 million.

The use of cash in the first quarter of 2013 is attributable to additions to property, plant and equipment of $56 million offset by the proceeds from the disposal of Port Edwards assets of $9 million.

Our annual capital expenditures are expected to be approximately $300 million or 77% of our expected depreciation expense for the remainder of 2014.

Financing Activities

Cash flows used for financing activities totaled $73 million in the first quarter of 2014 compared to cash flows used for financing activities of $162 million in the first quarter of 2013.

The use of cash in the first quarter of 2014 was primarily the result of a net repayment of our revolving bank credit facility and other borrowings ($48 million) and dividend payments ($18 million).

The use of cash in the first quarter of 2013 was as a result of the repayment of long-term debt ($95 million), payments made under our stock-repurchase program ($47 million) and dividend payments ($16 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,383 million in the first quarter of 2014 compared to $874 million in the fourth quarter of 2013. The increase in net indebtedness is primarily due to a reduction of cash and cash equivalents as a result of the acquisition of Indas ($546 million).

Bank Facility

On June 15, 2012, we entered into an amended and restated Credit Agreement, among us, certain subsidiary borrowers, certain subsidiary guarantors and the lenders and agents party thereto. The Credit Agreement amended our existing $600 million revolving credit facility that was scheduled to mature June 23, 2015. The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility) that matures on June 15, 2017. The maximum aggregate amount of availability under the revolving Credit Agreement is $600 million, which may be borrowed in U.S. Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). Borrowings may be made by us, by our U.S. subsidiary Domtar Paper Company, LLC, by our Canadian subsidiary Domtar Inc. and by any additional borrower designated by us in accordance with the Credit Agreement. We may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement by one year, if, in each case, certain conditions are satisfied, including (i) the absence of any event of default or default under the Credit Agreement and (ii) the consent of the lenders participating in each such increase or extension, as applicable.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At March 31, 2014, we were in compliance with our covenants, and borrowing under the Credit Agreement amounted to $80 million (March 31, 2013 – nil). At March 31, 2014, we had no outstanding letters of credit under this credit facility (March 31, 2013 – $12 million). We had $520 million available under our contractually committed credit facility at March 31, 2014.

Receivables Securitization

We have a receivables securitization facility that matures in March 2016, with a utilization limit for borrowings or letters of credit of $143 million at March 31, 2014.

At March 31, 2014, we had $60 million of borrowings and $46 million of letters of credit under the program (March 31, 2013 – nil and $38 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or the failure by Domtar to repay or satisfy material obligations. At March 31, 2014, we had $37 million available under the accounts receivable securitization facility. In addition, one of our subsidiaries has a securitization facility under which, at March 31, 2014, borrowings amounted to $11 million.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to us and we acquired Domtar Inc. on March 7, 2007 (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that are exchangeable for common stock of the Company. As of March 31, 2014, there were 410,159 exchangeable shares issued and outstanding. The exchangeable shares of Domtar (Canada) Paper Inc. are intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders may exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time.

On April 1, 2014, Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation, announced that it intends to redeem all of its outstanding exchangeable shares on or about June 2, 2014 (the “Redemption Date”) and that Domtar Pacific Papers ULC has elected to exercise its right to purchases all of the outstanding exchangeable shares from the holders thereof on the Redemption Date for the redemption price described below.

On the Redemption Date, holders of exchangeable shares will receive, in exchange for each exchangeable share, one share of common stock of Domtar Corporation (plus cash in the amount of all declared and unpaid dividends, if any, provided that the record date for the payment of such dividends is prior to the Redemption Date).

Common Stock

On April 30, 2014, our Company’s Board of Directors approved a 2-for-1 split of our common stock to be effected through a stock dividend. Shareholders on the record date of June 10, 2014 will be entitled to receive one additional share for every share they own on that date. As a result of the stock split, total shares of our common stock outstanding will increase from approximately 32.5 million to 65 million.

In addition, our Board of Directors approved an increase in the quarterly dividend on our common stock on a post-split basis, from $0.275 to $0.375 per share. This is equivalent to, on a pre-split basis, an increase of $0.20 per share per quarter. The next quarterly dividend is to be paid on July 15, 2014 to shareholders of record on July 2, 2014.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2014, we are unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2014, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

ACCOUNTING CHANGES IMPLEMENTED

Foreign Currency Matters

In March 2013, the FASB issued ASU 2013-05, an update to Foreign Currency Matters, which indicates that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been (i) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (ii) a loss of a controlling financial interest in an investment in a foreign entity; or (iii) a step acquisition for a foreign entity. The update does not change the requirement to release a pro rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. We adopted the new requirement on January 1, 2014 with no impact on our consolidated financial statements, as no triggering event occurred throughout the period.

Income Taxes

In July 2013, the FASB issued ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. We adopted the new requirement on January 1, 2014 with no material impact on our consolidated financial statements except for the change in presentation.

FUTURE ACCOUNTING CHANGES

Discontinued Operations

In April 2014, the FASB issued ASU 2014-08, an update on Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the requirements for reporting discontinued operations and require additional disclosures for both disposal transactions that met the criteria for a discontinued operation and disposals that do not meet these criteria. The objective of this update is to reach a greater convergence between the FASB’s and IASB’s reporting requirements for discontinued operations.

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

Critical accounting policies reflect matters that contain a significant level of management estimates about future events, reflect the most complex and subjective judgments, and are subject to a fair degree of measurement uncertainty. There has not been any material change to our policies since December 31, 2013. For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;

•	our ability to implement our business diversification initiatives, including strategic acquisitions;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;

•	performance of the Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including taxation), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write-downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;

•	the effect of timing of retirements and changes in the market price of the Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives, if any; and

•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2013.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There has not been any material change in our exposure to market risk since December 31, 2013. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 4 “Derivatives and Hedging Activities and Fair Value Measurement,” to the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2014, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 “Commitments and Contingencies” for discussion regarding legal proceedings.

There have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our 2013 Form 10-K.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2013, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There was no share repurchase activity under our share repurchase program during the three-month period ended March 31, 2014 under our stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011 and December 2011. We currently have $121 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 2, 2014

By:	/s/ DANIEL BURON
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ RAZVAN L. THEODORU
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary