Form 10-Q
period 2014-06-30
Domtar CORP
filed 2014-08-01
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

At July 29, 2014, 65,001,104 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)
	$	$	$	$
Sales	1,385	1,312	2,779	2,657
Operating expenses
Cost of sales, excluding depreciation and amortization	1,108	1,082	2,211	2,164
Depreciation and amortization	96	93	195	188
Selling, general and administrative	100	95	214	186
Impairment and write-down of property, plant and equipment (NOTE 12)	—	5	—	15
Closure and restructuring costs (NOTE 12)	—	18	1	18
Other operating loss, net (NOTE 7)	2	49	—	67

	1,306	1,342	2,621	2,638

Operating income (loss)	79	(30)	158	19
Interest expense, net	26	21	51	46

Earnings (loss) before income taxes and equity loss	53	(51)	107	(27)
Income tax expense (benefit)	13	(5)	28	(27)
Equity loss, net of taxes	—	—	—	1

Net earnings (loss)	40	(46)	79	(1)

Per common share (in dollars) (NOTE 5)
Net earnings (loss)
Basic	0.62	(0.69)	1.22	(0.01)
Diluted	0.61	(0.69)	1.22	(0.01)
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	65.0	66.9	64.9	68.2
Diluted	65.1	66.9	65.0	68.2
Net earnings (loss)	40	(46)	79	(1)
Other comprehensive income (loss) (NOTE 13):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $6 and $3, respectively (2013 - $(5) and $(5), respectively)	8	(9)	5	(8)
Less: Reclassification adjustment for losses included in net earnings (loss), net of tax of $(1) and $(3), respectively (2013 - nil and $(1), respectively)	1	—	3	1
Foreign currency translation adjustments	24	(33)	(12)	(60)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) and $(2), respectively (2013 - $(6) and $(8), respectively)	3	16	5	21
Other comprehensive income (loss)	36	(26)	1	(46)

Comprehensive income (loss)	76	(72)	80	(47)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30, 2014	December 31, 2013
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	85	655
Receivables, less allowances of $7 and $4	675	601
Inventories (NOTE 9)	728	685
Prepaid expenses	37	23
Income and other taxes receivable	54	61
Deferred income taxes	46	52

Total current assets	1,625	2,077
Property, plant and equipment, at cost	9,032	8,883
Accumulated depreciation	(5,766)	(5,594)

Net property, plant and equipment	3,266	3,289
Goodwill (NOTE 10)	655	369
Intangible assets, net of amortization (NOTE 11)	648	407
Other assets	145	136

Total assets	6,339	6,278

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	15	15
Trade and other payables	702	673
Income and other taxes payable	32	17
Long-term debt due within one year	7	4

Total current liabilities	756	709
Long-term debt	1,410	1,510
Deferred income taxes and other	998	923
Other liabilities and deferred credits	349	354
Commitments and contingencies (NOTE 15)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 and 85,148,956 shares	1	—
Treasury stock (NOTE 14) $0.01 par value; nil and 21,434,054 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: nil and 1,123,020 shares	—	44
Additional paid-in capital	2,048	1,999
Retained earnings	841	804
Accumulated other comprehensive loss	(64)	(65)

Total shareholders’ equity	2,826	2,782

Total liabilities and shareholders’ equity	6,339	6,278

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
			$	$	$	$	$
Balance at December 31, 2013	32.4	—	44	1,999	804	(65)	2,782
Conversion of exchangeable shares	—	—	(12)	12	—	—	—
Stock split	32.5	1	—	—	—	—	1
Redemption of exchangeable shares	—	—	(32)	32	—	—	—
Stock-based compensation, net of tax	0.1	—	—	5	—	—	5
Net earnings	—	—	—	—	79	—	79
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $3	—	—	—	—	—	5	5
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(3)	—	—	—	—	—	3	3
Foreign currency translation adjustments	—	—	—	—	—	(12)	(12)
Change in unrecognized gains and prior service cost related to pension and post retirement benefit plans, net of tax of $(2)	—	—	—	—	—	5	5
Cash dividends	—	—	—	—	(42)	—	(42)

Balance at June 30, 2014	65.0	1	—	2,048	841	(64)	2,826

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2014	June 30, 2013
	(Unaudited)
	$	$
Operating activities
Net earnings (loss)	79	(1)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	195	188
Deferred income taxes and tax uncertainties	(6)	—
Impairment and write-down of property, plant and equipment	—	15
Net gains on disposals of property, plant and equipment	—	(10)
Stock-based compensation expense	3	3
Equity loss, net	—	1
Other	6	(2)
Changes in assets and liabilities, excluding the effects of acquisition of businesses
Receivables	24	(30)
Inventories	(18)	(10)
Prepaid expenses	(9)	(7)
Trade and other payables	(43)	19
Income and other taxes	23	(9)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(6)	26
Other assets and other liabilities	(3)	—

Cash flows provided from operating activities	245	183

Investing activities
Additions to property, plant and equipment	(101)	(118)
Proceeds from disposals of property, plant and equipment	1	10
Acquisition of businesses, net of cash acquired	(546)	(11)
Investment in joint venture	—	(1)

Cash flows used for investing activities	(646)	(120)

Financing activities
Dividend payments	(36)	(31)
Net change in bank indebtedness	—	(17)
Change in revolving bank credit facility	(140)	—
Proceeds from receivables securitization facilities	90	—
Payments on receivables securitization facilities	(84)	—
Repayment of long-term debt	(3)	(97)
Stock repurchase	—	(147)
Other	4	1

Cash flows used for financing activities	(169)	(291)

Net decrease in cash and cash equivalents	(570)	(228)
Impact of foreign exchange on cash	—	(1)
Cash and cash equivalents at beginning of period	655	661

Cash and cash equivalents at end of period	85	432

Supplemental cash flow information
Net cash payments for:
Interest (including $2 million of tender offer premiums in 2013)	44	27
Income taxes paid (refund), net	19	(9)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

JUNE 30, 2014

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

FUTURE ACCOUNTING CHANGES

DISCONTINUED OPERATIONS

In April 2014, the FASB issued ASU 2014-08, an update on Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the requirements for reporting discontinued operations and require additional disclosures for both disposal transactions that meet the criteria for a discontinued operation and disposals that do not meet these criteria. The objective of this update is to reach a greater convergence between the FASB’s and IASB’s reporting requirements for discontinued operations. The amendments are effective for interim and annual periods beginning after December 15, 2014 and will not have an impact on the Company’s consolidated financial statements unless a disposal transaction occurs after the effective date.

REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-9, an update on revenue from contracts with customers. The core principal of this guideline is that an entity should recognize revenue, to depict the transfer of promised goods or services to customers, in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. Guidance in this section supersedes the revenue recognition requirements found in topic 605.

The amendment will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating these changes to determine whether they have an impact on the presentation of the consolidated financial statements. The Company does not expect these changes to have a material impact.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

STOCK COMPENSATION

In June 2014, the FASB issued ASU 2014-12, an update on stock compensation. The guideline requires performance targets, which affect vesting and can be achieved after the requisite service period, to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.

The amendments are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating these changes to determine whether they have an impact on the presentation of the Consolidated Balance Sheets and Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). The Company does not expect these changes to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available. The fair value of all elements, including expected useful lives of tangible and intangibles assets are preliminary and remain to be finalized. The Company will complete the valuation of all assets and liabilities within the next six months.

The table below illustrates the preliminary purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Receivables		101
Inventory		28
Income and other taxes receivable		3
Property, plant and equipment		72
Intangible assets
Customer relationships	142
Trade names	81
Catalog rights	29
		252
Goodwill (Note 10)		286
Deferred income tax assets		17

Total assets		759

Less: Liabilities
Trade and other payables		71
Income and other taxes payable		3
Long-term debt (including short-term portion)		42
Deferred income tax liabilities		96
Other liabilities and deferred credits		1

Total liabilities		213

Fair value of net assets acquired at the date of acquisition		546

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3: ACQUISITION OF BUSINESS (CONTINUED)

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

The total purchase price was allocated to tangible and intangible assets acquired based on the Company’s estimates of their fair value, which was based on information currently available. During the third quarter of 2013, the Company completed the evaluation of all assets and liabilities.

The table below illustrates the purchase price allocation:

Inventory		4
Intangible assets
Customer relationships (1)	1
License rights (2)	6
		7

Total assets		11

Fair value of assets acquired at the date of acquisition		11

(1)	The useful life of the Customer relationships acquired is 20 years.
(2)	Indefinite useful life.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2014, one of Domtar’s Pulp and Paper segment customers located in the United States represented 10% ($69 million) (2013 – 12% ($73 million)) of the Company’s receivables.

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

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2014 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2014(2)	2015	2016	2017
Natural gas	20,400,000	MMBTU	(1)	$85	53%	45%	32%	10%

(1)	MMBTU: Millions of British thermal units
(2)	Represents the remaining six months of 2014

The natural gas derivative contracts were fully effective for accounting purposes as of June 30, 2014. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 resulting from hedge ineffectiveness (three and six months ended June 30, 2013 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States, Canada, Sweden, Spain and China. As a result, it is exposed to movements in foreign currency exchange rates in Canada, Europe and Asia. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of European and Asian currencies relative to the U.S. dollar. The Company’s Swedish and Spanish subsidiaries are exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than its Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the Consolidated Financial Statements.

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. Foreign exchange derivative contracts designated as cash flow hedges are used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary over the next 24 months. Foreign exchange derivative option contracts designated as cash flow hedges are used to hedge forecasted sales in British Pound Sterling and forecasted purchases in U.S. dollars by the Swedish and Spanish subsidiaries over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded net of taxes in Other comprehensive income (loss) and is recognized in Cost of sales or in Sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency derivatives outstanding as of June 30, 2014 to hedge forecasted purchases and sales:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2014	2015
Currency derivatives purchased	CDN	$490	53%	31%
	USD	$45	68%	36%
	GBP	£16	85%	40%

Currency derivatives sold	CDN	$490	53%	31%
	USD	$45	68%	36%
	GBP	£16	85%	40%

The currency options and forwards are fully effective as at June 30, 2014. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 resulting from hedge ineffectiveness (2013 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at June 30, 2014 and December 31, 2013, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency derivatives	10	—	10	—	(a) Prepaid expenses
Natural gas swap contracts	3	—	3	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Intangible assets and deferred charges

Total Assets	14	—	14	—

Liabilities derivatives
Currency derivatives	4	—	4	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Trade and other payables

Total Liabilities	5	—	5	—

Other Instruments:
Asset backed notes	7	—	6	1	(b) Other assets
Long-term debt	1,611	1,611	—	—	(c) Long-term debt

The cumulative gain recorded in Other comprehensive income (loss) relating to natural gas contracts of $3 million at June 30, 2014, will be recognized in Cost of sales upon maturity of the derivatives over the next 42 months at the then prevailing values, which may be different from those at June 30, 2014.

The cumulative gain recorded in Other comprehensive income (loss) relating to currency options hedging forcasted purchases of $6 million at June 30, 2014, will be recognized in Cost of sales upon maturity of the derivatives over the next 21 months at the then prevailing values, which may be different from those at June 30, 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency derivatives	3	—	3	—	(a) Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Intangible assets and deferred charges

Total Assets	6	—	6	—

Liabilities derivatives
Currency derivatives	10	—	10	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	11	—	11	—

Other Instruments:
Asset backed notes	6	—	5	1	(b) Other assets
Long-term debt	1,620	1,620	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency derivatives: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Asset Backed Notes (“ABN”) are reported at fair value utilizing Level 2 or Level 3 inputs. Fair value of ABN reported under Level 2 is based on current market quotes. Fair value of ABN reported under Level 3 is based on the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount applied for illiquidity.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,417 million and $1,514 million at June 30, 2014 and December 31, 2013, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table reconciles the beginning and ending balances of ABN measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the reported periods:

ASSET BACKED NOTES

Balance at December 31, 2013	1
Net unrealized gains included in earnings (a)	—
Transfer out of Level 3 (b)	—

Balance at June 30, 2014	1

(a)	Earnings effect is primarily included in Other operating loss, net in the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).
(b)	Transfers out of Level 3 are considered to occur at the end of the period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

EARNINGS (LOSS) PER COMMON SHARE

On April 30, 2014, the Company’s Board of Directors approved a 2-for-1 split of its common stock to be effected through a stock dividend. Shareholders of record on June 10, 2014 were entitled to receive one additional share for every share they owned on that date.

The following table provides the reconciliation between basic and diluted earnings loss per share:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net earnings (loss)	$40	$(46)	$79	$(1)
Weighted average number of common and exchangeable shares outstanding (millions)	65.0	66.9	64.9	68.2
Effect of dilutive securities (millions)	0.1	—	0.1	—

Weighted average number of diluted common and exchangeable shares outstanding (millions)	65.1	66.9	65.0	68.2

Basic net earnings (loss) per common share (in dollars)	$0.62	$(0.69)	$1.22	$(0.01)

Diluted net earnings (loss) per common share (in dollars)	$0.61	$(0.69)	$1.22	$(0.01)

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings (loss) per common share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Restricted stock units	—	141,632	—	141,632
Performance share units	—	42,378	—	42,378
Options	366,274	100,552	337,272	145,160

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2014, the related pension expense was $7 million and $15 million, respectively (2013 - $8 million and $16 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2014		June 30, 2014
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	—	18	1
Interest expense	20	2	40	3
Expected return on plan assets	(26)	—	(52)	—
Amortization of net actuarial loss	3	—	5	—
Amortization of prior year service costs	—	—	1	—

Net periodic benefit cost	6	2	12	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2013		June 30, 2013
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	11	—	22	1
Interest expense	18	1	37	2
Expected return on plan assets	(24)	—	(48)	—
Amortization of net actuarial loss	7	1	14	1
Settlement loss (a)	13	—	13	—
Amortization of prior year service costs	1	—	1	—

Net periodic benefit cost	26	2	39	4

(a)	The settlement loss of $13 million in the pension plans for the three and six months ended June 30, 2013 is related to the previously closed Big River and Dryden mills for $6 million and $7 million, respectively (see Note 12 “Closure and restructuring costs and liability and impairment and write-down of property, plant and equipment”).

The Company contributed $9 million and $19 million for the three and six months ended June 30, 2014, respectively (2013—$7 million and $14 million, respectively) to the pension plans. The Company also contributed $3 million and $3 million for the three and six months ended June 30, 2014, respectively (2013 -$2 million and $3 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

OTHER OPERATING LOSS, NET

Other operating loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss, net includes the following:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$	$	$	$
Reversal of alternative fuel tax credits (Note 8)	—	—	—	26
Gain on sale of property, plant and equipment (1)	—	—	—	(10)
Environmental provision	—	1	—	2
Foreign exchange loss (gain)	2	(1)	(1)	(2)
Weston litigation (2)	—	49	—	49
Other	—	—	1	2

Other operating loss, net	2	49	—	67

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

INCOME TAXES

For the second quarter of 2014, the Company’s income tax expense amounted to $13 million, consisting of a current tax expense of $19 million and a deferred tax benefit of $6 million. This compares to an income tax benefit of $5 million in the second quarter of 2013, consisting of a current income tax benefit of $4 million and a deferred income tax benefit of $1 million. The Company made income tax payments, net of refunds, of $20 million during the second quarter of 2014 and the effective tax rate was 25% compared to an effective tax rate of 10% in the second quarter of 2013. The effective tax rate for the second quarter of 2013 was impacted by the George Weston Limited litigation settlement payment made during the quarter of $49 million (CDN $50 million). Approximately $38 million (CDN $39 million) of this payment was non-deductible for income tax purposes.

For the first half of 2014, the Company’s income tax expense amounted to $28 million, consisting of a current tax expense of $34 million and a deferred tax benefit of $6 million. This compares to an income tax benefit of $27 million in the first half of 2013, consisting of a current income tax benefit of $27 million and a deferred income tax benefit of nil. The Company made income tax payments, net of refunds, of $19 million during the first half of 2014 and the effective tax rate was 26% compared to an effective tax rate of 100% in the first half of 2013. The effective tax rate for the first half of 2013 was impacted by the conversion of $26 million of Alternative Fuel Tax Credits (“AFTC”) from the 2009 tax year into $55 million of Cellulosic Biofuel Producer Credits (“CBPC”) ($33 million benefit after-tax) as well as a reduction of unrecognized tax benefits of $8 million previously associated with AFTC from 2009 that were converted into CBPC in the first half of 2013. These tax benefits were partially offset by the $49 million (CDN $50 million) litigation settlement payment due to $38 million (CDN $39 million) being non-deductible for income tax purposes.

As of June 30, 2014, the Company has gross unrecognized tax benefits and interest of $198 million and related deferred tax assets of $20 million associated with the AFTC claimed on the 2009 tax return. The recognition of these benefits, $178 million net of deferred taxes, would impact the effective tax rate. During the second quarter of 2012, the Internal Revenue Service (“IRS”) began an audit of the Company’s 2009 U.S. income tax return and in the third quarter of 2013 expanded the audit period to include the tax returns for the 2010 and 2011 tax years. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. The Company reasonably expects the audit to be settled within the next twelve months which could result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

INVENTORIES

The following table presents the components of inventories:

	June 30, 2014	December 31, 2013
	$	$
Work in process and finished goods	406	386
Raw materials	122	102
Operating and maintenance supplies	200	197

	728	685

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

June 30, 2014
$
Balance at December 31, 2013	369
Acquisition of Laboratorios Indas	286

Balance at end of period	655

The goodwill at June 30, 2014 is entirely related to the Personal Care segment. (See Note 3 “Acquisition of businesses” for further information on the increase in 2014).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

INTANGIBLE ASSETS, NET

The following table presents the components of intangible assets, net:

	Estimated useful lives (in years)	June 30, 2014			December 31, 2013
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Intangible assets subject to amortization
Water rights	40	8	(1)	7	8	(1)	7
Customer relationships (1)	10 - 40	399	(24)	375	256	(14)	242
Technology	7 - 20	8	(2)	6	8	(1)	7
Non-Compete	9	1	—	1	1	—	1
License rights	12	29	(2)	27	29	(1)	28

		445	(29)	416	302	(17)	285
Intangible assets not subject to amortization
Trade names (1)		197	—	197	116	—	116
License rights		6	—	6	6	—	6
Catalog rights (1)		29	—	29	—	—	—

Total		677	(29)	648	424	(17)	407

Amortization expense related to intangible assets for the three and six months ended June 30, 2014 was $6 million and $11 million, respectively (2013 – $2 million and $4 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2014	2015	2016	2017	2018
	$	$	$	$	$
Amortization expense related to intangible assets	21	21	21	21	21

(1)	Increase relates to the acquisition of Laboratorios Indas on January 2, 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY AND IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand, which in some cases could result in closure or impairment costs being recorded in earnings.

In relation to the withdrawal from one of the Company’s multiemployer pension plans in 2011, the Company recorded an additional charge to earnings of $1 million due to a revision in estimated withdrawal liability during the first quarter of 2013. During the second quarter of 2013, the Company decided to withdraw from another of its multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $3 million. At June 30, 2014, the current accrual balance is $62 million. While this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans at June 30, 2014, additional withdrawal liabilities may be incurred based on the final fund assessment expected to occur in the third quarter of 2014. Further, the Company remains liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next two years.

During the second quarter of 2013, the Company also incurred pension settlement losses in the amount of $13 million related to the previously closed Big River sawmill and Dryden paper mill for $6 million and $7 million, respectively.

Ariva U.S.

On July 31, 2013, the Company completed the sale of its Ariva U.S. which had approximately 400 employees in the United States. As a result of this agreement, during the second quarter of 2013, the Company recorded a $5 million impairment of property, plant and equipment at its Ariva U.S. location, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Kamloops, British Columbia pulp facility

On December 13, 2012, the Company announced the permanent shut down of one pulp machine at its Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of Domtar’s annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees.

As a result, the Company recognized, under Impairment and write-down of property plant and equipment, $10 million of accelerated depreciation in the first quarter of 2013. The pulp machine ceased production in March 2013. Further, during the first quarter of 2013 the Company reversed $1 million of severance and termination costs. During the second quarter of 2013, the Company reversed an additional $1 million of severance and termination costs, reversed $1 million of inventory obsolescence, and incurred $2 million of other costs.

Other Costs

For the three and six months ended June 30, 2014, the Company also incurred other costs related to previous and ongoing closures which includes nil and $1 million of severance and termination costs, respectively (2013 – $2 million and $2 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

The following tables provide the components of closure and restructuring costs by segment:

	Three months ended June 30, 2014				Three months ended June 30, 2013
	Pulp and Paper	Personal Care	Corporate	Total	Pulp and Paper	Personal Care	Corporate	Total
	$	$	$	$	$	$	$	$
Severance and termination costs	—	—	—	—	(1)	2	—	1
Inventory obsolescence	—	—	—	—	(1)	—	—	(1)
Pension settlement and withdrawal liability	—	—	—	—	10	—	6	16
Other	—	—	—	—	2	—	—	2

Closure and restructuring costs	—	—	—	—	10	2	6	18

	Six months ended June 30, 2014				Six months ended June 30, 2013
	Pulp and Paper	Personal Care	Corporate	Total	Pulp and Paper	Personal Care	Corporate	Total
	$	$	$	$	$	$	$	$
Severance and termination costs	—	1	—	1	(2)	2	—	—
Inventory obsolescence	—	—	—	—	(1)	—	—	(1)
Pension settlement and withdrawal liability	—	—	—	—	11	—	6	17
Other	—	—	—	—	2	—	—	2

Closure and restructuring costs	—	1	—	1	10	2	6	18

The following table provides the activity in the closure and restructuring liability:

June 30, 2014
$
Balance at December 31, 2013	3
Additions	1
Acquisition of business	1
Payments	(2)

Balance at end of period	3

The above provision is comprised of severance and termination costs of $2 million in the Pulp and Paper segment and $1 million in the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the periods ended June 30, 2014 and 2013:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
Balance at December 31, 2013	—	(210)	(7)	152	(65)

Natural gas swap contracts	4	N/A	N/A	N/A	4
Currency options	1	N/A	N/A	N/A	1
Foreign currency items	N/A	N/A	N/A	(12)	(12)

Other comprehensive (loss) income before reclassifications	5	—	—	(12)	(7)

Amounts reclassified from accumulated other comprehensive loss	3	5	—	—	8

Net current period other comprehensive income (loss)	8	5	—	(12)	1

Balance at June 30, 2014	8	(205)	(7)	140	(64)

Balance at December 31, 2012	5	(326)	(15)	208	(128)

Natural gas swap contracts	(1)	N/A	N/A	N/A	(1)
Currency options	(7)	N/A	N/A	N/A	(7)
Net investment hedge	—	N/A	N/A	N/A	—
Foreign currency items	N/A	N/A	N/A	(60)	(60)

Other comprehensive (loss) income before reclassifications	(8)	—	—	(60)	(68)

Amounts reclassified from accumulated other comprehensive loss	1	21	—	—	22

Net current period other comprehensive (loss) income	(7)	21	—	(60)	(46)

Balance at June 30, 2013	(2)	(305)	(15)	148	(174)

(1)	All amounts are after tax. Amount in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details of Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss		Affected line item in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)
	For the three months ended
	June 30, 2014	June 30, 2013
Net derivative gains (losses) on cash flow hedges
Natural gas swap contracts	(1)	—	Cost of Sales
Currency options	3	—	Cost of Sales

Total before tax	2	—
Tax benefit	(1)	—	Income tax benefit

Net of tax	1	—

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	3	22	(a)
Tax benefit	—	(6)	Income tax benefit

Net of tax	3	16

Details of Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss		Affected line item in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)
	For the six months ended
	June 30, 2014	June 30, 2013
Net derivative gains (losses) on cash flow hedges
Natural gas swap contracts	(3)	2	Cost of Sales
Currency options	9	—	Cost of Sales

Total before tax	6	2
Tax benefit	(3)	(1)	Income tax benefit

Net of tax	3	1

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	6	29	(a)
Tax benefit	(1)	(8)	Income tax benefit

Net of tax	5	21

(a)	These amounts are included in the computation of net periodic benefit cost. Refer to Note 6 “Pension plans and other post-retirement benefit plans” for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

SHAREHOLDERS’ EQUITY

On February 18, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.275 per share to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. Total dividends of approximately $18 million were paid on April 15, 2014 to shareholders of record on March 14, 2014.

On April 30, 2014, the Company’s Board of Directors approved a 2-for-1 split of its common stock to be effected through a stock dividend. Shareholders of record on June 10, 2014 received one additional share for every share they owned on that date. As a result of the stock split, total shares of the Company’s common stock outstanding increased from approximately 32.5 million to 65 million.

In addition, the Company’s Board of Directors approved an increase in the quarterly dividend on its common stock on a post-split basis, from $0.275 to $0.375 per share. This is equivalent to, on a pre-split basis, an increase of $0.20 per share (36%) per quarter. Total dividends of approximately $24 million were paid on July 15, 2014 to shareholders of record on July 2, 2014.

On July 30, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.375 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on October 15, 2014, to shareholders of record on October 2, 2014.

STOCK REPURCHASE PROGRAM

In 2010, the Company’s Board of Directors authorized a stock repurchase program (“the Program”) of up to $1 billion of Domtar Corporation’s common stock. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of stock options, awards, and to improve shareholders’ returns.

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

During the first half of 2014, the Company did not repurchase any shares under the Program.

During the first half of 2013, the Company repurchased 3,952,952 shares at an average price of $37.13 for a total cost of $147 million.

Since the inception of the Program, the Company repurchased 22,341,012 shares at an average price of $39.24 for a total cost of $877 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SHAREHOLDERS’S EQUITY (CONTINUED)

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and it acquired Domtar Inc. on March 7, 2007 (the “Transaction”), Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc. that were exchangeable for common stock of the Company. The exchangeable shares of Domtar (Canada) Paper Inc. were intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders could exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time.

On June 2, 2014 (the “Redemption Date”) Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation, redeemed all of its outstanding exchangeable shares from the holders thereof. On the Redemption Date, holders of exchangeable shares received, in exchange for each exchangeable share, one share of common stock of Domtar Corporation (plus cash in the amount of all declared and unpaid dividends, if any, provided that the record date for the payment of such dividends was prior to the Redemption Date).

As a result of the redemption of exchangeable shares, the Company reclassified $32 million from Exchangeable shares to Additional paid-in capital.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against the Company and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. Beyond the filing of preliminary pleadings, no steps have been taken by the parties in this action. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and the Company (“responsible persons”) in order to define and implement an action plan to address soil, sediment and groundwater issues. This Order was appealed to the Environmental Appeal Board (“Board”) on March 17, 2010 but there is no suspension in the execution of this Order unless the Board orders otherwise. The relevant government authorities selected a remediation approach on July 15, 2011, and on January 8, 2013, the same authorities decided that each responsible persons’ implementation plan is satisfactory and that the responsible persons should decide which plan is to be used. Most of the remaining appeals that were to be heard before the Board were abandoned by the parties during the course of the Board proceedings which were held in the fall of 2013. Seaspan and Domtar have selected a remedial plan and have applied to the Vancouver Fraser Port Authority for permitting approval. The Company has recorded an environmental reserve to address its estimated exposure. The possible loss in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

June 30, 2014
$
Balance at beginning of period	67
Additions	1
Environmental spending	(4)

Balance at end of period	64

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In the United States, Congress has considered legislation to reduce emissions of GHGs. Although the legislation has not passed, it appears that the federal government will continue to consider methods to reduce GHG emissions from public utilities and certain other emitters. The U.S. Environmental Protection Agency (“EPA”) has adopted and implemented GHG permitting requirements for certain new sources and modifications of existing industrial facilities and has proposed GHG performance standards for newly constructed, reconstructed and modified electric utilities under the existing Clean Air Act. The EPA has also relied on the existing Clean Air Act to propose a “Clean Power Plan” that would establish emission guidelines for existing electric utilities and require states to develop plans for reducing GHG emissions by making significant changes to the energy resources utilized within the state. The EPA is also developing a biogenic carbon accounting framework to account for carbon dioxide emissions from biomass fuels for Clean Air Act permitting purposes. The EPA also references this framework in the proposals addressing GHG performance standards for the electric utilities. Furthermore, several states are already regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs or renewable energy requirements.

The U.S. Supreme Court held on June 23, 2014 that the EPA had exceeded its statutory authority in establishing its GHG permitting program. Specifically, the Court determined that the EPA could not impose GHG permitting requirements on a source unless that source had already triggered permitting requirements for other non-GHG pollutants. However, for sources already subject to permitting, the Court held that the Clean Air Act did not preclude the EPA from requiring those sources to install “best available control technology” for GHGs.

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

The Government of Canada has committed to reducing greenhouse gases by 17 percent from 2005 levels by 2020. A sector by sector approach is being used to set performance standards to reduce greenhouse gases. On September 5, 2012 final regulations were published for the coal-fired electrical generators which are scheduled to become effective July 1, 2015. Performance standards for industrial sectors will also be developed. The pulp and paper sector is currently undergoing review. The Company does not expect the performance standards to be disproportionately affected by these future measures compared with other pulp and paper producers in Canada.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The EPA has agreed to reconsider a limited number of issues in the most recent Boiler MACT rule, and elements of the EPA’s rule have been legally challenged. Since the consequences of these activities cannot be predicted, adjustments to compliance plans may be needed to accommodate any changes to the final rule.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2014, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2014, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2014 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s reportable segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
SEGMENT DATA	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	$	$	$	$
Sales
Pulp and Paper	1,160	1,208	2,328	2,446
Personal Care	234	108	467	219

Total for reportable segments	1,394	1,316	2,795	2,665
Intersegment sales - Pulp and Paper	(9)	(4)	(16)	(8)

Consolidated sales	1,385	1,312	2,779	2,657

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	79	87	162	176
Personal Care	17	6	33	12

Total for reportable segments	96	93	195	188
Impairment and write-down of property, plant and equipment - Pulp and paper	—	5	—	15

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	96	98	195	203

Operating income (loss)
Pulp and Paper	69	16	138	54
Personal Care	14	10	29	23
Corporate	(4)	(56)	(9)	(58)

Consolidated operating income (loss)	79	(30)	158	19
Interest expense, net	26	21	51	46

Earnings (loss) before income taxes and equity loss	53	(51)	107	(27)
Income tax expense (benefit)	13	(5)	28	(27)
Equity loss, net of taxes	—	—	—	1

Net earnings (loss)	40	(46)	79	(1)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company and the successor to the Weyerhaeuser Fine Paper Business U.S. Operations, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings, LLC, Domtar A.W. LLC (and subsidiary), Domtar AI Inc., Attends Healthcare Inc., and EAM Corporation, all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar’s own 100% owned subsidiaries; including Domtar Delaware Holdings Inc. and its foreign subsidiaries, including Attends Healthcare Limited, Domtar Inc. and Laboratorios Indas. S.A.U., (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2014 and December 31, 2013 and the Statements of Earnings (Loss) and Comprehensive Income (Loss) and Cash Flows for the three and six months ended June 30, 2014 and June 30, 2013, and the Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	For the three months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,091	570	(276)	1,385
Operating expenses
Cost of sales, excluding depreciation and amortization	—	916	468	(276)	1,108
Depreciation and amortization	—	65	31	—	96
Selling, general and administrative	5	42	53	—	100
Other operating loss, net	—	2	—	—	2

	5	1,025	552	(276)	1,306

Operating (loss) income	(5)	66	18	—	79
Interest expense (income), net	25	7	(6)	—	26

(Loss) earnings before income taxes and equity loss	(30)	59	24	—	53
Income tax (benefit) expense	(7)	15	5	—	13
Equity loss, net of taxes	—	—	—	—	—
Share in earnings of equity accounted investees	63	19	—	(82)	—

Net earnings	40	63	19	(82)	40
Other comprehensive income	—	9	27	—	36

Comprehensive income	40	72	46	(82)	76

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	For the six months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,200	1,124	(545)	2,779
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,849	907	(545)	2,211
Depreciation and amortization	—	133	62	—	195
Selling, general and administrative	18	115	81	—	214
Closure and restructuring costs	—	1	—	—	1
Other operating (loss) income, net	—	1	(1)	—	—

	18	2,099	1,049	(545)	2,621

Operating (loss) income	(18)	101	75	—	158
Interest expense (income), net	50	12	(11)	—	51

(Loss) earnings before income taxes and equity loss	(68)	89	86	—	107
Income tax (benefit) expense	(17)	23	22	—	28
Equity loss, net of taxes	—	—	—	—	—
Share in earnings of equity accounted investees	130	64	—	(194)	—

Net earnings	79	130	64	(194)	79
Other comprehensive income (loss)	1	8	(8)	—	1

Comprehensive income	80	138	56	(194)	80

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF LOSS AND COMPREHENSIVE LOSS	For the three months ended June 30, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,081	492	(261)	1,312
Operating expenses
Cost of sales, excluding depreciation and amortization	—	909	434	(261)	1,082
Depreciation and amortization	—	67	26	—	93
Selling, general and administrative	7	62	26	—	95
Impairment and write-down of property, plant and equipment	—	5	—	—	5
Closure and restructuring costs	—	5	13	—	18
Other operating loss, net	—	2	47	—	49

	7	1,050	546	(261)	1,342

Operating (loss) income	(7)	31	(54)	—	(30)
Interest expense (income), net	22	5	(6)	—	21

(Loss) earnings before income taxes and equity loss	(29)	26	(48)	—	(51)
Income tax (benefit) expense	(7)	8	(6)	—	(5)
Equity loss, net of taxes	—	—	—	—	—
Share in earnings of equity accounted investees	(24)	(42)	—	66	—

Net loss	(46)	(24)	(42)	66	(46)
Other comprehensive loss	(3)	(4)	(19)	—	(26)

Comprehensive loss	(49)	(28)	(61)	66	(72)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	6	6	73	—	85
Receivables	—	348	327	—	675
Inventories	—	503	225	—	728
Prepaid expenses	14	10	13	—	37
Income and other taxes receivable	85	—	12	(43)	54
Intercompany accounts	773	4,297	17	(5,087)	—
Deferred income taxes	—	25	21	—	46

Total current assets	878	5,189	688	(5,130)	1,625
Property, plant and equipment, at cost	—	6,036	2,996	—	9,032
Accumulated depreciation	—	(3,863)	(1,903)	—	(5,766)

Net property, plant and equipment	—	2,173	1,093	—	3,266
Goodwill	—	296	359	—	655
Intangible assets, net of amortization	—	268	380	—	648
Investments in affiliates	7,824	2,192	—	(10,016)	—
Intercompany advances	6	79	328	(413)	—
Other assets	26	11	152	(44)	145

Total assets	8,734	10,208	3,000	(15,603)	6,339

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	6	9	—	15
Trade and other payables	58	380	264	—	702
Intercompany accounts	4,295	697	95	(5,087)	—
Income and other taxes payable	3	54	18	(43)	32
Long-term debt due within one year	—	2	5	—	7

Total current liabilities	4,356	1,139	391	(5,130)	756
Long-term debt	1,354	3	53	—	1,410
Intercompany long-term loans	185	228	—	(413)	—
Deferred income taxes and other	—	874	168	(44)	998
Other liabilities and deferred credits	13	140	196	—	349
Shareholders’ equity	2,826	7,824	2,192	(10,016)	2,826

Total liabilities and shareholders’ equity	8,734	10,208	3,000	(15,603)	6,339

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	439	22	194	—	655
Receivables	—	402	199	—	601
Inventories	—	480	205	—	685
Prepaid expenses	7	7	9	—	23
Income and other taxes receivable	47	1	13	—	61
Intercompany accounts	590	3,951	28	(4,569)	—
Deferred income taxes	—	31	21	—	52

Total current assets	1,083	4,894	669	(4,569)	2,077
Property, plant and equipment, at cost	—	5,968	2,915	—	8,883
Accumulated depreciation	—	(3,734)	(1,860)	—	(5,594)

Net property, plant and equipment	—	2,234	1,055	—	3,289
Goodwill	—	296	73	—	369
Intangible assets, net of amortization	—	273	134	—	407
Investments in affiliates	7,650	2,097	—	(9,747)	—
Intercompany long-term advances	6	79	654	(739)	—
Other assets	28	12	112	(16)	136

Total assets	8,767	9,885	2,697	(15,071)	6,278

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	1	13	1	—	15
Trade and other payables	49	422	202	—	673
Intercompany accounts	3,941	537	91	(4,569)	—
Income and other taxes payable	—	12	5	—	17
Long-term debt due within one year	—	3	1	—	4

Total current liabilities	3,991	987	300	(4,569)	709
Long-term debt	1,494	4	12	—	1,510
Intercompany long-term loans	527	212	—	(739)	—
Deferred income taxes and other	—	891	44	(12)	923
Other liabilities and deferred credits	17	141	200	(4)	354
Shareholders’ equity	2,738	7,650	2,141	(9,747)	2,782

Total liabilities and shareholders’ equity	8,767	9,885	2,697	(15,071)	6,278

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	For the six months ended June 30, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	79	130	64	(194)	79
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	19	(113)	66	194	166

Cash flows provided from operating activities	98	17	130	—	245

Investing activities
Additions to property, plant and equipment	—	(71)	(30)	—	(101)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Acquisitions of business, net of cash acquired	—	—	(546)	—	(546)

Cash flows used for investing activities	—	(71)	(575)	—	(646)

Financing activities
Dividend payments	(36)	—	—	—	(36)
Net change in bank indebtedness	(1)	(7)	8	—	—
Change in revolving bank credit facility	(140)	—	—	—	(140)
Repayment of long-term debt	—	(2)	(1)	—	(3)
Proceeds from receivable securitization facilities	—	—	90	—	90
Payments on receivable securitization facilities	—	—	(84)		(84)
Increase in long-term advances to related parties	—	47	310	(357)	—
Decrease in long-term advances to related parties	(357)	—	—	357	—
Other	3	—	1	—	4

Cash flows (used for) provided from financing activities	(531)	38	324	—	(169)

Net decrease in cash and cash equivalents	(433)	(16)	(121)	—	(570)
Cash and cash equivalents at beginning of period	439	22	194	—	655

Cash and cash equivalents at end of period	6	6	73	—	85

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month and six-month periods ended June 30, 2014 and 2013. The three-month and six-month periods are also referred to as the first and second quarters of 2014 and 2013 (or Q1 2014, Q1 2013, Q2 2014 and Q2 2013), and the first half of 2014 and 2013, respectively. Reference to notes refers to footnotes to the consolidated financial statements found in Item 1 of this form 10-Q.

The MD&A is organized in the following sections:

•	Overview

•	Summary of Q2 2014 and first half of 2014 results

•	Consolidated Results of Operations and Segment Review

•	Outlook

•	Liquidity and Capital Resources

•	Accounting Changes Implemented and Critical Accounting Policies

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

Personal Care: Our Personal Care segment consists of the manufacturing, marketing and distribution of adult incontinence products, absorbent hygiene products and infant diapers.

We continue to focus on sustaining profitable growth through high performance in our Pulp and Paper business as well as continued growth in our Personal Care division through organic growth and acquisitions.

SUMMARY OF Q2 2014 RESULTS

•	Net earnings of $40 million and operating income of $79 million in the second quarter of 2014

•	Lack-of-order downtime totaling 51,000 tons of paper

•	Higher maintenance expense when compared to Q1 2014

•	Recovery from extreme cold weather and related issues which negatively impacted our results in Q1 2014

•	Higher average selling prices in pulp and paper as a result of the implementation of our announced price increases

•	Mark-to-market adjustments on some stock-based compensation positively impacted our results

•	Lower volume of paper when compared to Q1 2014

•	2-for-1 split of our common stock increasing our common stock outstanding from 32.5 million shares to 65 million shares

SUMMARY OF 2014 FIRST HALF RESULTS

•	Net earnings of $79 million and operating income of $158 million in the first half of 2014

•	Higher average selling prices in pulp and paper as a result of the implementation of our announced price increases

•

Inclusion of a full six months of results of Laboratorios Indas (“Indas”) following its acquisition on January 2, 2014 and Associated Hygienic Products LLC (“AHP”) following its acquisition on July 1, 2013

•	Higher input costs mainly due to issues related to extreme cold weather in Q1 2014 and paper downtime in Q2 2014

•	Favorable foreign exchange positively impacted our results

•	Lower maintenance expense

•	Lower volume of paper and pulp

•	Higher acquisition related expenses

•	Mark-to-market adjustments on some stock-based compensation negatively impacted our results

•	Cash flows provided from operating activities of $245 million in the first half of 2014 which includes cash received of $34 million from the Spanish government related to past-due receivables of Indas

	Three months ended		Variance		Six months ended		Variance
FINANCIAL HIGHLIGHTS	June 30, 2014	June 30, 2013	$	%	June 30, 2014	June 30, 2013	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,385	$1,312	$73	6%	$2,779	$2,657	$122	5%

Operating income (loss)	79	(30)	109	363%	158	19	139	732%

Net earnings (loss)	40	(46)	86	187%	79	(1)	80

Net earnings (loss) per common share (in dollars)[1]:
Basic	$0.62	$(0.69)	$1.31		$1.22	$(0.01)	$1.23
Diluted	$0.61	$(0.69)	$1.30		$1.22	$(0.01)	$1.23

	At June 30, 2014	At December 31, 2013
Total assets	$6,339	$6,278
Total long-term debt, including current portion	$1,417	$1,514

[1]	See Note 5 for more information on the calculation of net earnings per common share.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

Analysis of Net Sales
By Business Segment	Three months ended		Variance		Six months ended		Variance
	June 30, 2014	June 30, 2013	$	%	June 30, 2014	June 30, 2013	$	%
Pulp and Paper	$1,160	$1,208	(48)	-4%	$2,328	$2,446	(118)	-5%
Personal Care	234	108	126	117%	467	219	248	113%

Total for reportable segments	1,394	1,316	78	6%	2,795	2,665	130	5%
Intersegment sales - Pulp and Paper	(9)	(4)	(5)		(16)	(8)	(8)

Consolidated	1,385	1,312	73	6%	2,779	2,657	122	5%

Shipments
Paper - manufactured (in thousands of ST)	779	801	(22)	-3%	1,583	1,629	(46)	-3%
Communication Papers	647	676	(29)	-4%	1,325	1,382	(57)	-4%
Specialty and Packaging	132	125	7	6%	258	247	11	4%
Paper - sourced from third parties (in thousands of ST)	42	85	(43)	-51%	92	168	(76)	-45%
Paper (in thousands of ST) - total	821	886	(65)	-7%	1,675	1,797	(122)	-7%
Pulp (in thousands of ADMT)	354	356	(2)	-1%	682	738	(56)	-8%

Sales analysis
	Q2 2014 vs. Q2 2013 % Change in Net Sales due to					Q2 2014 YTD vs. Q2 2013 YTD % Change in Net Sales due to
	Net Price	Volume/ Mix	Acquisition/ Divestiture		Total	Net Price	Volume/ Mix	Acquisition/ Divestiture		Total
Pulp and Paper	4%	-3%	-5	%(a)	-4%	4%	-4%	-5	%(a)	-5%
Personal Care	0%	5%	112	%(b)	117%	0%	2%	111	%(b)	113%
Consolidated sales	3%	-1%	4%		6%	3%	-2%	4%		5%

Commentary:

(a)	Sale of Ariva U.S. business on July 31, 2013.
(b)	Acquisition of AHP on July 1, 2013 and Indas on January 2, 2014.

Commentary – Second quarter of 2014 compared to second quarter of 2013

Consolidated Sales

Sales for the second quarter of 2014 amounted to $1,385 million, an increase of $73 million, or approximately 6%, from sales in the second quarter of 2013. Net prices were up mostly due to an increase in our net average selling price for pulp by approximately 8% and paper by approximately 3%. Sales were also impacted by the inclusion of sales from our newly acquired Indas and AHP businesses. These increases to sales were partially offset by the impact of the disposition of our Ariva U.S. business in the third quarter of 2013 ($65 million).

Commentary – First half of 2014 compared to first half of 2013

Consolidated Sales

Sales for the first half of 2014 amounted to $2,779 million, an increase of $122 million, or approximately 5%, from sales in the first half of 2013. Net prices were up mostly due to an increase in our net average selling price for pulp by approximately 10% and paper by approximately 2%. Sales were also impacted by the inclusion of sales from our acquired Indas and AHP businesses. These increases to sales were partially offset by the impact of the disposition of our Ariva U.S. business in the third quarter of 2013 ($130 million), a decrease in our pulp sales volume mostly as a result of the permanent shut down of a pulp line at our Kamloops mill in March 2013 and extreme cold weather in Q1 2014 and a decrease in demand for our paper.

Analysis of Operating Income
By Business Segment	Three months ended		Variance		Six months ended		Variance
	June 30, 2014	June 30, 2013	$	%	June 30, 2014	June 30, 2013	$	%
Operating income (loss)
Pulp and Paper	69	16	53	331%	138	54	84	156%
Personal Care	14	10	4	40%	29	23	6	26%
Corporate	(4)	(56)	52		(9)	(58)	49

Consolidated operating income (loss)	79	(30)	109	363%	158	19	139	732%

Q2 2014 vs. Q2 2013

	$ Change in Segmented Operating income due to
	Volume/ Mix	Net Price	Input Costs(a)	Operating(b) expenses	Currency	Acquisition/ Divestiture	Depreciation/ impairment(c)	Restructuring(d)	Other Income/ expense(e)	Total
Pulp and Paper	(18)	40	(11)	—	18	3	13	10	(2)	53
Personal Care	—	—	(2)	(6)	1	11	(2)	2	—	4
Corporate	—	—	—	(2)	—	—	—	6	48	52

Consolidated operating income	(18)	40	(13)	(8)	19	14	11	18	46	109

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)	Includes an impairment charge to property, plant and equipment related to our sold Ariva U.S. business in Q2 2013 ($5 million).
(d)	Includes restructuring charges related to pension expense at our Dryden mill ($7 million) and closed Big River sawmill ($6 million) and pension withdrawals at Indianapolis ($3 million) in Q2 2013. In addition, we incurred restructuring charges in our U.S. operations, in our Personal Care segment ($2M) in Q2 2013.
(e)	Includes the settlement of litigation with George Weston Limited for $49 million.

Q2 2014 YTD vs. Q2 2013 YTD

	$ Change in Segmented Operating income due to
	Volume/ Mix	Net Price	Input Costs(a)	Operating expenses(b)	Currency	Acquisition/ Divestiture	Depreciation/ impairment(c)	Restructuring(d)	Other Income/ expense(e)	Total
Pulp and Paper	(26)	81	(38)	(14)	21	5	28	10	17	84
Personal Care	(3)	—	(3)	(9)	2	20	(3)	2	—	6
Corporate	—	—	—	(7)	—	—	—	6	50	49

Consolidated operating income	(29)	81	(41)	(30)	23	25	25	18	67	139

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)	Impairment charges of $10 million related to Kamloops mill in Q1 2013 and impairment charges to property, plant and equipment related to our sold Ariva U.S. business in Q2 2013 ($5 million).
(d)	Includes restructuring charges related to pension expense at our Dryden mill ($7 million) and closed Big River sawmill ($6 million) and pension withdrawals at Indianapolis ($3 million) in Q2 2013. In addition, we incurred restructuring charges in our Personal Care segment ($2 million) in Q2 2013.
(e)	Includes the settlement of litigation with George Weston Limited ($49 million) in Q2 2013 and charges related to the conversion of Alternative Fuel Tax Credits (“AFTC”) ($26 million) to Cellulosic Biofuel Producer Credit (“CBPC”) in Q1 2013, partially offset by the gain on sale of Port Edwards assets ($10 million) in Q1 2013.

Commentary – Second quarter of 2014 compared to second quarter of 2013

Consolidated

Operating Income – Refer to segment analysis

Interest Expense, net

We incurred $26 million of net interest expense in the second quarter of 2014, an increase of $5 million compared to net interest expense of $21 million in the second quarter of 2013. Higher interest expense in the second quarter of 2014 was due to the issuance of $250 million 6.75% Notes due 2044 in November 2013 to partially fund the Indas acquisition.

Income Taxes

For the second quarter of 2014, our income tax expense amounted to $13 million, consisting of a current tax expense of $19 million and a deferred tax benefit of $6 million. This compares to an income tax benefit of $5 million in the second quarter of 2013, consisting of a current income tax benefit of $4 million and a deferred income tax benefit of $1 million. We made income tax payments, net of refunds, of $20 million during the second quarter of 2014 and our effective tax rate was 25% compared to an effective tax rate of 10% in the second quarter of 2013. The effective tax rate for the second quarter of 2013 was impacted by the George Weston Limited litigation settlement payment made during the quarter of $49 million (CDN $50 million). Approximately $38 million (CDN $39 million) of this payment was non-deductible for income tax purposes.

Commentary – First half of 2014 compared to first half of 2013

Consolidated

Operating Income – Refer to segment analysis

Interest Expense, net

We incurred $51 million of net interest expense in the first half of 2014, an increase of $5 million when compared to net interest expense of $46 million in the first half of 2013. Higher interest expense in the first half of 2014 was due to the issuance of $250 million 6.75% Notes due 2044 in November 2013 to partially fund the Indas acquisition. This was partially offset by lower interest expense due to the redemption of our outstanding 5.375% Notes due 2013, for par value of $71 million including the premium paid on this debt redemption in the first quarter of 2013 of $3 million.

Income Taxes

For the first half of 2014, our income tax expense amounted to $28 million, consisting of a current tax expense of $34 million and a deferred tax benefit of $6 million. This compares to an income tax benefit of $27 million in the first half of 2013, consisting of a current income tax benefit of $27 million and a deferred income tax benefit of nil. We made income tax payments, net of refunds, of $19 million during the first half of 2014 and our effective tax rate was 26% compared to an effective tax rate of 100% in the first half of 2013. The effective tax rate for the first half of 2013 was impacted by the conversion of $26 million of AFTC from the 2009 tax year into $55 million of CBPC ($33 million benefit after-tax) as well as a reduction of unrecognized tax benefits of $8 million previously associated with AFTC from 2009 that were converted into CBPC in the first half of 2013. These tax benefits were partially offset by the $49 million (CDN $50 million) litigation settlement payment due to $38 million (CDN $39 million) being non-deductible for income tax purposes.

Alternative Fuel Tax Credit and Cellulosic Biofuel Producer Credit

As of June 30, 2014, we have gross unrecognized tax benefits and interest of $198 million and related deferred tax assets of $20 million associated with the AFTC claimed on our 2009 tax return. The recognition of these benefits, $178 million net of deferred taxes, would impact the effective tax rate. During the second quarter of 2012, the IRS began an audit of our 2009 U.S. income tax return and in the third quarter of 2013 expanded the audit period to include the tax returns for the 2010 and 2011 tax years. The completion of the audit by the IRS or the issuance of authoritative guidance could result in the release of the provision or settlement of the liability in cash of some or all of these previously unrecognized tax benefits. We reasonably expect the audit to be settled within the next twelve months which could result in a significant change to the amount of unrecognized tax benefits. However, audit outcomes and the timing of audit settlements are subject to significant uncertainty.

OUTLOOK

Our paper volumes are expected to decline with market demand while global softwood pulp markets are expected to remain balanced. Domtar will continue to closely monitor its inventory levels and balance its production with its customers’ demand. The ramp-up of the new production lines are expected to positively impact the Personal Care business results towards the end of the year. Input costs are expected to stay relatively stable for the second half of 2014.

PULP AND PAPER

Operating Income

Operating income in our Pulp and Paper segment amounted to $69 million in the second quarter of 2014, an increase of $53 million, when compared to operating income of $16 million in the second quarter of 2013. Overall, our operating results improved when compared to the second quarter of 2013, primarily due to:

•	Higher average selling prices for pulp and paper as described above

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program

•	Lower maintenance costs ($6 million) as a result of timing of expenses

•	Lower chemical costs ($7 million)

•	Lower depreciation charges ($8 million) due to certain assets reaching the end of their useful lives

•	Restructuring charges related to the pension plan at our Dryden mill ($7 million) and pension withdrawals at Indianapolis ($3 million) in Q2 2013

•	Impairment charges to property, plant and equipment related to our sold Ariva U.S. business in Q2 2013 ($5 million)

•	Mark-to-market adjustments on some stock-based compensation positively impacted our results

This increase was partially offset by:

•	Higher costs of fiber ($14 million)

•	Higher costs of energy ($4 million)

•	Lower volume of paper

Operating income in our Pulp and Paper segment amounted to $138 million in the first half of 2014, an increase of $84 million, when compared to operating income of $54 million in the first half of 2013. Overall, our operating results improved when compared to the first half of 2013, primarily due to:

•	Higher average selling prices for pulp and paper as described above

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program

•	The conversion of AFTC ($26 million) into CBPC in the first quarter of 2013 which negatively impacted operating income in the first quarter of 2013 (refer to Note 8 “Income Taxes”)

•	Lower maintenance costs ($14 million) as a result of timing of expenses

•	Lower cost of chemicals ($14 million) mainly due to the stabilization of starch prices in 2014

•	Lower depreciation charges ($14 million) due to certain assets reaching their useful lives

•	Impairment of property, plant and equipment ($10 million) relating to our Kamloops mill in the first quarter of 2013

•	Restructuring charges related to the pension plan at our Dryden mill ($7 million) and pension withdrawals at Indianapolis ($3 million) in Q2 2013

•	Impairment charges to property, plant and equipment related to our sold Ariva U.S. business in Q2 2013 ($5 million)

This increase was partially offset by:

•	Higher costs of fiber ($31 million, mostly as a result of extreme cold weather driving up prices)

•	Higher costs of energy ($21 million, due primarily to increased pricing)

•	Lower volume of pulp and paper

•	Negative impact of lower pulp and paper production volume

•	Higher freight costs ($7 million), due in part to increased pricing as a result of rail and truck transportation issues in Canada

•	Mark-to-market adjustments on some stock-based compensation negatively impacted our results

•	The gain on sale of Port Edwards assets in the first quarter of 2013 ($10 million)

PERSONAL CARE

Operating Income

Operating income increased by 40% or $4 million compared to the second quarter of 2013, primarily due to:

•	Impact of the acquisition of Indas

•	Positive impact of foreign currency denominated expenses, net of our hedging program

•

Closure and restructuring costs of $2 million in Q2 2013 related to the streamlining of our U.S. and European operations (refer to Note 12 “Closure and restructuring costs and liability and impairment and write-down of property, plant and equipment”)

These increases were partially offset by the following:

•	Higher wages and variable compensation

•	Increased depreciation charges mainly due to capital expansion

•	Unfavorable pricing in nonwovens, pulp and other input materials

•	Increased materials usage

•	Increased manufacturing costs mostly due to preparation of launching new production lines

Operating income increased by 26% or $6 million compared to the first half of 2013, primarily due to:

•	Impact of the acquisition of Indas

•	Positive impact of foreign currency denominated expenses, net of our hedging program

•

Closure and restructuring costs of $2 million in Q2 2013 related to the streamlining of our U.S. and European operations compared to closure and restructuring costs of $1 million in Q1 2014 (refer to Note 12 “Closure and restructuring costs and liability and impairment and write-down of property, plant and equipment”)

These increases were partially offset by the following:

•	Higher wages and variable compensation

•	Increased depreciation charges mainly due to capital expansion

•	Unfavorable pricing in nonwovens, pulp and other input materials

•	Increased materials usage

•	Increased manufacturing costs mostly due to preparation of launching new production lines

•	Negative impact of the sale of finished goods inventory that had been marked to fair value at the time of the acquisition of Indas ($3 million)

STOCK-BASED COMPENSATION EXPENSE

For the second quarter of 2014, a recovery of $4 million was recognized in our results of operations for stock-based compensation for all outstanding awards as a result of the mark-to-market impact related to the liability awards while in the first half of 2014, compensation expense of $4 million was incurred. This compares to nil and nil in the second quarter of 2013 and the first half of 2013. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $580 million is currently undrawn and available, or through our receivables securitization facility, of which $57 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $245 million in the first half of 2014, a $62 million increase compared to cash flows provided from operating activities of $183 million in the first half of 2013. This increase in cash flows provided from operating activities is primarily due to increased profitability in the first half of 2014 when compared to the first half of 2013 ($80 million). We experienced a decrease in working capital requirements in the first half of 2014, in part due to cash received of $34 million due to the impact of the Spanish government supplier payment plan on past due receivables. In the first half of 2013, our cash flows were negatively impacted by a litigation settlement with George Weston Limited for $49 million (CDN $50 million) and the conversion of AFTC into CBPC ($26 million) in the first half of 2013.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first half of 2014 amounted to $646 million, a $526 million increase compared to cash flows used for investing activities of $120 million in the first half of 2013.

The use of cash in the first half of 2014 was attributable to the acquisition of Indas of $546 million (€399 million) and additions to property, plant and equipment of $101 million, offset by proceeds from disposals of property, plant and equipment of $1million.

The use of cash in the first half of 2013 was attributable to additions to property, plant and equipment of $118 million and the acquisition of Xerox’s paper and print media products assets of $11 million. In addition, we invested $1 million in our joint venture in the first half of 2013. The use of cash was partially offset by the proceeds from the disposal of Port Edwards assets of $9 million.

Our annual capital expenditures are expected to be approximately between $290 million and $310 million or between 75% and 80% of our expected depreciation expense for 2014.

Financing Activities

Cash flows used for financing activities totaled $169 million in the first half of 2014 compared to cash flows used for financing activities of $291 million in the first half of 2013.

The use of cash in the first half of 2014 was primarily the result of a net repayment of our revolving bank credit facility and other borrowings ($134 million) and dividend payments ($36 million). In addition, we repaid $3 million of capital leases relating to land and buildings in the first half of 2014.

The use of cash in the first half of 2013 was mainly due to the repurchase of shares of our common stock for a total cost of $147 million and the redemption of 5.375% Notes due 2013 in the first quarter of 2013 for $71 million, including premiums paid of $2 million and additional charges of $1 million. In addition, we made dividend payments of $31 million and repaid $26 million of capital leases relating to land and buildings in the first half of 2013.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,347 million as of June 30, 2014 compared to $874 million as of December 31, 2013. The increase in net indebtedness is primarily due to a reduction of cash and cash equivalents as a result of the acquisition of Indas ($546 million).

Bank Facility

On June 15, 2012, we entered into a $600 million amended and restated Credit Agreement, among us, certain subsidiary borrowers, certain subsidiary guarantors and the lenders, that matures on June 15, 2017. This amended credit facility was scheduled to mature June 23, 2015. The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility), which may be borrowed in U.S. Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). Borrowings may be made by us, by our U.S. subsidiary Domtar Paper Company, LLC, by our Canadian subsidiary Domtar Inc. and by any additional borrower designated by us in accordance with the Credit Agreement. We may increase the maximum aggregate amount of availability under the revolving Credit Agreement by up to $400 million, and the Borrowers may extend the final maturity of the Credit Agreement by one year, subject to the agreement of lenders participating in such increase or extension, as applicable.

Borrowings under the Credit Agreement bears interest at a rate dependent on our credit ratings at the time of such borrowing and are calculated at the Borrowers’ option according to a base rate, prime rate, LIBO rate, EURIBO rate or the Canadian bankers’ acceptance rate plus an applicable margin, as the case may be. In addition, we pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At June 30, 2014, we were in compliance with our covenants, and borrowing under the Credit Agreement amounted to $20 million (June 30, 2013 – nil). At June 30, 2014, we had no outstanding letters of credit under this credit facility (June 30, 2013 – $11 million). We had $580 million available under our contractually committed credit facility at June 30, 2014.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2016, with a current utilization limit for borrowings or letters of credit of $144 million at June 30, 2014.

At June 30, 2014, we had $40 million of borrowings and $47 million of letters of credit under the program (June 30, 2013 – nil and $37 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or the failure by Domtar to repay or satisfy material obligations. At June 30, 2014, we had $57 million available under the accounts receivable securitization facility. In addition, one of our subsidiaries has a securitization facility under which, at June 30, 2014, borrowings amounted to $4 million.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to us and we acquired Domtar Inc. on March 7, 2007, Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation, that were exchangeable for common stock of the Company. The exchangeable shares of Domtar (Canada) Paper Inc. were intended to be substantially the economic equivalent to shares of the Company’s common stock and the shareholders were able to exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time.

On June 2, 2014 (the “Redemption Date”) Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation, redeemed all of its outstanding exchangeable shares from the holders thereof. On the Redemption Date, holders of exchangeable shares received, in exchange for each exchangeable share, one share of common stock of Domtar Corporation (plus cash in the amount of all declared and unpaid dividends, if any, provided that the record date for the payment of such dividends was prior to the Redemption Date).

As a result of the redemption of exchangeable shares, the Company reclassified $32 million from Exchangeable shares to Additional paid-in capital.

Common Stock

On April 30, 2014, our Board of Directors approved a 2-for-1 split of our common stock to be effected through a stock dividend. Shareholders of record on June 10, 2014 were entitled to receive one additional share for every share they owned on that date. As a result of the stock split, total shares of our common stock outstanding increased from approximately 32.5 million to 65 million.

In addition, our Board of Directors approved an increase in the quarterly dividend on our common stock on a post-split basis, from $0.275 to $0.375 per share. This is equivalent to, on a pre-split basis, an increase of $0.20 per share per quarter (or 36%). Total dividends of approximately $24 million were paid on July 15, 2014 to shareholders of record on July 2, 2014.

On July 30, 2014, our Board of Directors approved a quarterly dividend of $0.375 per share to be paid to holders of our common stock. This dividend is to be paid on October 15, 2014, to shareholders of record on October 2, 2014.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2014, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2014, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

FUTURE ACCOUNTING CHANGES

Discontinued Operations

In April 2014, the FASB issued ASU 2014-08, an update on Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the requirements for reporting discontinued operations and require additional disclosures for both disposal transactions that meet the criteria for a discontinued operation and disposals that do not meet these criteria. The objective of this update is to reach a greater convergence between the FASB’s and IASB’s reporting requirements for discontinued operations. The amendments are effective for interim and annual periods beginning after December 15, 2014 and will not have an impact on our consolidated financial statements unless a disposal transaction occurs after the effective date.

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU 2014-9, an update on revenue from contracts with customers. The core principal in this guideline is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. Guidance in this section supersedes the revenue recognition requirements found in topic 605.

The amendment will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating these changes to determine whether they have an impact on the presentation of our consolidated financial statements. We do not expect these changes to have a material impact.

Stock Compensation

In June 2014, the FASB issued ASU 2014-12, an update on stock compensation. The guideline requires performance targets, which affect vesting and that can be achieved after the requisite service period, to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.

The amendments are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating these changes to determine whether they have an impact on the presentation of the Consolidated Balance Sheets and Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). We do not expect these changes to have a material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2014, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

There was no stock repurchase activity under our stock repurchase program (the “Program”) during the three-month period ended June 30, 2014. The Program was approved by the Board of Directors in May 2010 and amended in May 2011 and December 2011. We currently have $121 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of stock options, awards, and the employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 10.1	Employment agreement of Mr. Michael D. Garcia*

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates management contract or compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 1, 2014

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary