Form 10-Q
period 2014-09-30
Domtar CORP
filed 2014-10-31
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 28, 2014, 64,470,324 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Unaudited)
	$	$	$	$
Sales	1,405	1,375	4,184	4,032
Operating expenses
Cost of sales, excluding depreciation and amortization	1,105	1,116	3,316	3,280
Depreciation and amortization	96	93	291	281
Selling, general and administrative	99	95	313	281
Impairment and write-down of property, plant and equipment (NOTE 12)	—	—	—	15
Closure and restructuring costs (NOTE 12)	2	—	3	18
Other operating (income) loss, net (NOTE 7)	(17)	22	(17)	89

	1,285	1,326	3,906	3,964

Operating income	120	49	278	68
Interest expense, net	25	21	76	67

Earnings before income taxes and equity loss	95	28	202	1
Income tax (benefit) expense	(186)	1	(158)	(26)
Equity loss, net of taxes	—	—	—	1

Net earnings	281	27	360	26

Per common share (in dollars) (NOTE 5)
Net earnings
Basic	4.34	0.41	5.55	0.39
Diluted	4.33	0.41	5.54	0.39
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	64.8	65.3	64.9	67.2
Diluted	64.9	65.4	65.0	67.3
Net earnings	281	27	360	26
Other comprehensive (loss) income (NOTE 13):
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $(7) and $(4), respectively (2013 – $2 and $(3), respectively)	(10)	2	(5)	(6)
Less: Reclassification adjustment for losses included in net earnings, net of tax of nil and $(3), respectively (2013 – $(1) and $(2), respectively)	2	2	5	3
Foreign currency translation adjustments	(118)	33	(130)	(27)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $1 and $(1), respectively (2013 –$(9) and $(17), respectively)	(1)	18	4	39

Other comprehensive (loss) income	(127)	55	(126)	9

Comprehensive income	154	82	234	35

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30, 2014	December 31, 2013
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	134	655
Receivables, less allowances of $6 and $4	663	601
Inventories (NOTE 9)	719	685
Prepaid expenses	30	23
Income and other taxes receivable	48	61
Deferred income taxes	61	52

Total current assets	1,655	2,077
Property, plant and equipment, at cost	8,927	8,883
Accumulated depreciation	(5,758)	(5,594)

Net property, plant and equipment	3,169	3,289
Goodwill (NOTE 10)	628	369
Intangible assets, net of amortization (NOTE 11)	613	407
Other assets	127	136

Total assets	6,192	6,278

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	3	15
Trade and other payables	720	673
Income and other taxes payable	26	17
Long-term debt due within one year	170	4

Total current liabilities	919	709
Long-term debt	1,202	1,510
Deferred income taxes and other	790	923
Other liabilities and deferred credits	343	354
Commitments and contingencies (NOTE 15)
Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 and 85,148,956 shares	1	—
Treasury stock (NOTE 14) $0.01 par value; 530,780 and 21,434,054 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: nil and 1,123,020 shares	—	44
Additional paid-in capital	2,030	1,999
Retained earnings	1,098	804
Accumulated other comprehensive loss	(191)	(65)

Total shareholders’ equity	2,938	2,782

Total liabilities and shareholders’ equity	6,192	6,278

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$	$
Balance at December 31, 2013	32.4	—	44	1,999	804	(65)	2,782
Conversion of exchangeable shares	—	—	(12)	12	—	—	—
Stock split	32.5	1	—	—	—	—	1
Redemption of exchangeable shares	—	—	(32)	32	—	—	—
Stock-based compensation, net of tax	0.1	—	—	6	—	—	6
Net earnings	—	—	—	—	360	—	360
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(4)	—	—	—	—	—	(5)	(5)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(3)	—	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	—	(130)	(130)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	—	4	4
Stock repurchase	(0.5)	—	—	(19)	—	—	(19)
Cash dividends declared	—	—	—	—	(66)	—	(66)

Balance at September 30, 2014	64.5	1	—	2,030	1,098	(191)	2,938

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2014	September 30, 2013
	(Unaudited)
	$	$
Operating activities
Net earnings	360	26
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	291	281
Deferred income taxes and tax uncertainties	(202)	(9)
Impairment and write-down of property, plant and equipment	—	15
Net losses on disposals of property, plant and equipment	—	9
Stock-based compensation expense	3	4
Equity loss, net	—	1
Other	1	(4)
Changes in assets and liabilities, excluding the effects of acquisition and sale of businesses
Receivables	21	(46)
Inventories	(22)	(19)
Prepaid expenses	(4)	(5)
Trade and other payables	(22)	15
Income and other taxes	22	(11)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	—	23
Other assets and other liabilities	—	7

Cash flows provided from operating activities	448	287

Investing activities
Additions to property, plant and equipment	(157)	(180)
Proceeds from disposals of property, plant and equipment and sale of business	1	55
Acquisition of businesses, net of cash acquired	(546)	(287)
Other	5	(1)

Cash flows used for investing activities	(697)	(413)

Financing activities
Dividend payments	(60)	(50)
Net change in bank indebtedness	(13)	(13)
Change in revolving bank credit facility	(160)	—
Proceeds from receivables securitization facilities	90	—
Payments on receivables securitization facilities	(108)	—
Repayment of long-term debt	(4)	(99)
Stock repurchase	(19)	(183)
Other	4	2

Cash flows used for financing activities	(270)	(343)

Net decrease in cash and cash equivalents	(519)	(469)
Impact of foreign exchange on cash	(2)	(1)
Cash and cash equivalents at beginning of period	655	661

Cash and cash equivalents at end of period	134	191

Supplemental cash flow information
Net cash payments for:
Interest (including $2 million of redemption premiums in 2013)	70	60
Income taxes paid (refund), net	32	(8)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

INCOME TAXES

In July 2013, the FASB issued ASU 2013-11, which provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting standard update requires entities to assess whether or not to net the unrecognized tax benefit with a deferred tax asset as of the reporting date.

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

The amendments are effective for interim and annual periods beginning after December 15, 2014 and will not have an impact on the Company’s consolidated financial statements unless a disposal transaction occurs after the effective date. Early adoption is permitted.

REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-09, an update on revenue from contracts with customers. The core principal of this guideline is that an entity should recognize revenue, to depict the transfer of promised goods or services to customers, in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. Guidance in this section supersedes the revenue recognition requirements found in topic 605.

The amendment will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating these changes to determine whether they have an impact on the presentation of the consolidated financial statements. The Company is still evaluating the impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

STOCK COMPENSATION

In June 2014, the FASB issued ASU 2014-12, an update on stock compensation. The guideline requires performance targets, which affect vesting and can be achieved after the requisite service period, to be treated as a performance condition. Accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.

The amendments are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating these changes to determine whether they have an impact on the presentation of the Consolidated Balance Sheets and Consolidated Statements of Earnings and Comprehensive Income. The Company does not expect these changes to have a material impact on the consolidated financial statements.

GOING CONCERN

In August 2014, the FASB issued ASU 2014-15, an update on going concern financial statements disclosure. The amendment requires the entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.

The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. This amendment is not expected to have an impact on the Company’s consolidated financial statements unless conditions or events raise a substantial doubt about the Company’s ability to continue as a going concern.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. ACQUISITION OF BUSINESSES

Acquisition of Laboratorios Indas

On January 2, 2014, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Laboratorios Indas, S.A.U. (“Indas”) a branded incontinence products manufacturer and marketer in Spain. Indas has approximately 570 employees and operates two manufacturing facilities in Spain. The results of Indas’ operations have been included in the Personal Care reportable segment as of January 2, 2014. The purchase price was $546 million (€399 million) in cash, net of cash acquired of $46 million (€34 million). The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification (“ASC”).

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

The table below illustrates the preliminary purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Receivables		101
Inventory		28
Income and other taxes receivable		3
Property, plant and equipment		72
Intangible assets
Customer relationships(1)	142
Trade names(2)	81
Catalog rights(2)	29
		252
Goodwill		287
Deferred income tax assets		16

Total assets		759

Less: Liabilities
Trade and other payables		71
Income and other taxes payable		3
Long-term debt (including short-term portion)		42
Deferred income tax liabilities		96
Other liabilities and deferred credits		1

Total liabilities		213
Fair value of net assets acquired at the date of acquisition		546

(1)	The preliminary useful life of the Customer relationships acquired is expected to be between 15-25 years.
(2)	Indefinite useful life.

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

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

Acquisition of Associated Hygienic Products LLC

On July 1, 2013, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Associated Hygienic Products LLC (“AHP”). AHP manufactures and markets infant diapers in the United States. AHP has approximately 500 employees and operates two manufacturing facilities, a 376,500 square foot manufacturing facility in Delaware, Ohio and a 312,500 square foot manufacturing facility in Waco, Texas. AHP also operates a distribution center in Duluth, Georgia. The results of AHP’s operations are included in the Personal Care reportable segment as of July 1, 2013. The purchase price was $276 million in cash, including working capital, net of cash acquired of $2 million. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB ASC.

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

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2014, one of Domtar’s Pulp and Paper segment customers located in the United States represented 11% ($72 million) (2013 – 12% ($73 million)) of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. In order to manage the cash flow risk associated with purchases of natural gas, the Company may utilize derivative financial instruments or physical purchases to fix the price of forecasted natural gas purchases. The Company formally documents the hedge relationships, including identification of the hedging instruments and the hedged items, the risk management objectives and strategies for undertaking the hedge transactions, and the methodologies used to assess effectiveness and measure ineffectiveness. Current contracts are used to hedge a portion of forecasted purchases over the next 39 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded net of taxes in Other comprehensive (loss) income, and is recognized in Cost of sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2014 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
					2014 (2)	2015	2016	2017
Natural gas	19,530,000	MMBTU	(1)	$81	49%	50%	34%	11%

(1)	MMBTU: Millions of British thermal units
(2)	Represents the remaining three months of 2014

The natural gas derivative contracts were fully effective for accounting purposes as of September 30, 2014. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2014 resulting from hedge ineffectiveness (three and nine months ended September 30, 2013 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States, Canada, Sweden and Spain. As a result, it is exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of European currencies relative to the U.S. dollar. The Company’s Swedish and Spanish subsidiaries are exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than its Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the Consolidated Financial Statements.

The Company formally documents the relationship between hedging instruments and hedged items, as well as its risk management objectives and strategies, for undertaking the hedge transactions. Foreign exchange derivative contracts designated as cash flow hedges are used to hedge forecasted purchases in Canadian dollars by the Canadian subsidiary over the next 24 months. Foreign exchange derivative option contracts designated as cash flow hedges are used to hedge forecasted sales in British Pound Sterling and forecasted purchases in U.S. dollars by the Swedish and Spanish subsidiaries over the next 12 months. The effective portion of changes in the fair value of derivative contracts designated as cash flow hedges is recorded net of taxes in Other comprehensive (loss) income and is recognized in Cost of sales or Sales in the period in which the hedged transaction occurs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under contracts pursuant to currency derivatives outstanding as of September 30, 2014 to hedge forecasted purchases and sales:

Contract		Notional contractual value	Percentage of forecasted net exposures under contracts for
			2014	2015
Currency derivatives purchased	CDN	$600	53%	31%
	USD	$55	58%	77%
	GBP	£14	100%	84%

Currency derivatives sold	CDN	$600	53%	31%
	USD	$55	58%	77%
	GBP	£14	100%	84%

The currency options and forwards are fully effective as at September 30, 2014. The critical terms of the hedging instruments and the hedged items match. As a result, there were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2014 resulting from hedge ineffectiveness (for the three and nine months ended September 30, 2013 – nil and nil, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at September 30, 2014 and December 31, 2013, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:

Derivatives designated as cash flow and net investment hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	September 30, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency derivatives	7	—	7	—	(a) Prepaid expenses
Currency derivatives	5	—	5	—	(a) Intangible assets and deferred charges
Natural gas swap contracts	1	—	1	—	(a) Prepaid expenses

Total Assets	13	—	13	—

Liabilities derivatives
Currency derivatives	11	—	11	—	(a) Trade and other payables
Currency derivatives	7	—	7	—	(a) Other liabilities and deferred credits
Natural gas swap contracts	1	—	1	—	(a) Trade and other payables
Natural gas swap contracts	2	—	2	—	(a) Other liabilities and deferred credits

Total Liabilities	21	—	21	—

Other Instruments:
Asset backed notes	1	—	—	1	(b) Other assets
Long-term debt	1,498	1,498	—	—	(c) Long-term debt

The cumulative loss recorded in Other comprehensive (loss) income relating to natural gas contracts of $2 million at September 30, 2014, will be recognized in Cost of sales upon maturity of the derivatives over the next 39 months at the then prevailing values, which may be different from those at September 30, 2014.

The cumulative loss recorded in Other comprehensive (loss) income relating to currency options and forwards hedging forcasted purchases of $6 million at September 30, 2014, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 24 months at the then prevailing values, which may be different from those at September 30, 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:

Derivatives designated as cash flow hedging instruments under the Derivatives and Hedging Topic of FASB ASC:	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Asset derivatives
Currency derivatives	3	—	3	—	(a) Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Intangible assets and deferred charges

Total Assets	6	—	6	—

Liabilities derivatives
Currency derivatives	10	—	10	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	11	—	11	—

Other Instruments:
Asset backed notes	6	—	5	1	(b) Other assets
Long-term debt	1,620	1,620	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

–	For currency derivatives: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

–	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	Asset Backed Notes (“ABN”) are reported at fair value utilizing Level 2 or Level 3 inputs. Fair value of ABN reported under Level 2 is based on current market quotes. Fair value of ABN reported under Level 3 is based on the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount applied for illiquidity.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,372 million and $1,514 million at September 30, 2014 and December 31, 2013, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. EARNINGS PER COMMON SHARE

On April 30, 2014, the Company’s Board of Directors approved a 2-for-1 split of its common stock to be effected through a stock dividend. Shareholders of record on June 10, 2014 were entitled to receive one additional share for every share they owned on that date.

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net earnings	$281	$27	$360	$26
Weighted average number of common and exchangeable shares outstanding (millions)	64.8	65.3	64.9	67.2
Effect of dilutive securities (millions)	0.1	0.1	0.1	0.1

Weighted average number of diluted common and exchangeable shares outstanding (millions)	64.9	65.4	65.0	67.3

Basic net earnings per common share (in dollars)	$4.34	$0.41	$5.55	$0.39

Diluted net earnings per common share (in dollars)	$4.33	$0.41	$5.54	$0.39

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Options	399,059	443,784	263,012	443,784

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2014, the related pension expense was $7 million and $22 million, respectively (2013 - $6 million and $22 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2014		September 30, 2014
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	1	27	2
Interest expense	20	—	60	3
Expected return on plan assets	(27)	—	(79)	—
Amortization of net actuarial loss	2	—	7	—
Amortization of prior year service costs	2	—	3	—

Net periodic benefit cost	6	1	18	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The Company contributed nil and $19 million for the three and nine months ended September 30, 2014, respectively (2013 – $17 million and $31 million, respectively) to the pension plans. The Company also contributed $1 million and $4 million for the three and nine months ended September 30, 2014, respectively (2013 - $2 million and $5 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7. OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating (income) loss, net includes the following:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	$	$	$	$
Alternative fuel tax credits (Note 8)	(18)	—	(18)	26
Loss on sale of business (1)	—	19	—	19
Gain on sale of property, plant and equipment (2)	—	—	—	(10)
Environmental provision	1	—	1	2
Foreign exchange loss (gain)	1	1	—	(1)
Weston litigation (3)	—	—	—	49
Other	(1)	2	—	4

Other operating (income) loss, net	(17)	22	(17)	89

(1)

On July 31, 2013, the Company completed the sale of its Ariva U.S business. The transaction closed at the end of July 2013. The Company recorded a loss on sale of business of $19 million in the third quarter of 2013 (see Note 18 “Sale of Ariva U.S.” for further information).

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

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8. INCOME TAXES

For the third quarter of 2014, the Company’s income tax benefit amounted to $186 million, consisting of a current tax expense of $10 million and a deferred tax benefit of $196 million. This compares to an income tax expense of $1 million in the third quarter of 2013, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $9 million. The Company made income tax payments, net of refunds, of $13 million during the third quarter of 2014 (2013 – $1 million) and the effective tax rate was -196% compared to an effective tax rate of 4% in the third quarter of 2013. The effective tax rates for both the third quarter of 2014 and the third quarter of 2013 were impacted by the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of our 2013 and 2012 tax returns, respectively. Additionally, the effective tax rate for the third quarter of 2014 was impacted by the recognition of previously unrecognized tax benefits of approximately $204 million as a result of the closure of U.S. federal tax audits for tax years 2009 through 2011, as well as the impact of recognizing $18 million of Alternative Fuel Tax Credits (“AFTC”) income in the third quarter of 2014 with no related tax expense. Excluding those items, the Company’s tax rate in the third quarter of 2014 would have been 23%. The effective tax rate for the third quarter of 2013 was also impacted by the benefit of enacted state and provincial tax law changes in North Carolina and British Columbia.

For the first nine months of 2014, the Company’s income tax benefit amounted to $158 million, consisting of a current tax expense of $44 million and a deferred tax benefit of $202 million. This compares to an income tax benefit of $26 million for the first nine months of 2013, consisting of a current income tax benefit of $17 million and a deferred income tax benefit of $9 million. The Company made income tax payments, net of refunds, of $32 million during the nine months of 2014 (2013 – refund of $8 million) and the effective tax rate was negative in the first nine months of both 2014 and 2013. The effective tax rate for the first nine months of 2014 was impacted by the recognition of previously unrecognized tax benefits of approximately $204 million as a result of the closure of U.S. federal tax audits for tax years 2009 through 2011, as well as the impact of recognizing $18 million of AFTC income with no related tax expense. Excluding those items, the Company’s tax rate for the first nine months of 2014 would have been 25%. The effective tax rate for the first nine months of 2013 was impacted by the conversion of $26 million of AFTC from the 2009 tax year into $55 million of Cellulosic Biofuel Producer Credits (“CBPC”) ($33 million benefit after-tax) as well as a reduction of unrecognized tax benefits of $8 million previously associated with AFTC from 2009 that were converted into CBPC, and the enacted tax law changes in North Carolina and British Columbia. These tax benefits were partially offset by the $49 million (CDN $50 million) litigation settlement payment, due to $38 million (CDN $39 million) being non-deductible for income tax purposes.

As of September 30, 2014, the Company had no remaining gross unrecognized tax benefits and interest or related deferred tax assets associated with the AFTC claimed on the 2009 tax return. The Company recognized these benefits, $178 million net of deferred taxes, during the third quarter of 2014, thus impacting the effective tax rate.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2014	2013
	$	$
Work in process and finished goods	391	386
Raw materials	128	102
Operating and maintenance supplies	200	197

	719	685

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

September 30, 2014
$
Balance at December 31, 2013	369
Acquisition of Laboratorios Indas	287
Effect of foreign currency exchange rate change	(28)

Balance at end of period	628

The goodwill at September 30, 2014 is entirely related to the Personal Care segment. (See Note 3 “Acquisition of businesses” for further information on the increase in 2014).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. INTANGIBLE ASSETS, NET

The following table presents the components of intangible assets, net:

	Estimated useful lives (in years)	September 30, 2014			December 31, 2013
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Intangible assets subject to amortization
Water rights	40	8	(1)	7	8	(1)	7
Customer relationships (1)	10 - 40	382	(28)	354	256	(14)	242
Technology	7 - 20	8	(2)	6	8	(1)	7
Non-Compete	9	1	—	1	1	—	1
License rights	12	28	(3)	25	29	(1)	28

		427	(34)	393	302	(17)	285
Intangible assets not subject to amortization
Trade names (1)		187	—	187	116	—	116
License rights		6	—	6	6	—	6
Catalog rights (1)		27	—	27	—	—	—

Total		647	(34)	613	424	(17)	407

Amortization expense related to intangible assets for the three and nine months ended September 30, 2014 was $5 million and $16 million, respectively (2013 – $3 million and $7 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2014	2015	2016	2017	2018
	$	$	$	$	$
Amortization expense related to intangible assets	20	20	20	20	20

(1)	Increase relates to the acquisition of Laboratorios Indas on January 2, 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

In relation to the withdrawal from one of the Company’s multiemployer pension plans in 2011, the Company recorded an additional charge to earnings of $1 million due to a revision in estimated withdrawal liability during the first quarter of 2013. During the second quarter of 2013, the Company decided to withdraw from another of its multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $3 million. At September 30, 2014, the current accrual balance is $62 million. At September 30, 2014, this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans. Further, the Company remains liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime within the next two years.

During the second quarter of 2013, the Company also incurred pension settlement losses in the amount of $13 million related to the previously closed Big River sawmill and Dryden paper mill for $6 million and $7 million, respectively.

Ariva U.S.

On July 31, 2013, the Company completed the sale of its Ariva U.S. business which had approximately 400 employees in the United States. As a result of this agreement, during the second quarter of 2013, the Company recorded a $5 million impairment of property, plant and equipment at its Ariva U.S. location, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income.

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

Other Costs

For the three and nine months ended September 30, 2014, the Company also incurred other costs related to previous and ongoing closures which includes $2 million and $3 million of severance and termination costs, respectively (2013—nil and $2 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY AND IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

The following tables provide the components of closure and restructuring costs by segment:

	Three months ended September 30, 2014				Three months ended September 30, 2013
	Pulp and Paper	Personal Care	Corporate	Total	Pulp and Paper	Personal Care	Corporate	Total
	$	$	$	$	$	$	$	$
Severance and termination costs	2	—	—	2	—	—	—	—

Closure and restructuring costs	2	—	—	2	—	—	—	—

	Nine months ended September 30, 2014				Nine months ended September 30, 2013
	Pulp and Paper	Personal Care	Corporate	Total	Pulp and Paper	Personal Care	Corporate	Total
	$	$	$	$	$	$	$	$
Severance and termination costs	2	1	—	3	(2)	2	—	—
Inventory obsolescence	—	—	—	—	(1)	—	—	(1)
Pension settlement and withdrawal liability	—	—	—	—	11	—	6	17
Other	—	—	—	—	2	—	—	2

Closure and restructuring costs	2	1	—	3	10	2	6	18

The following table provides the activity in the closure and restructuring liability:

September 30, 2014
$
Balance at December 31, 2013	3
Additions	3
Acquisition of business	1
Payments	(3)

Balance at end of period	4

The above provision is comprised of severance and termination costs all related to the Pulp and Paper segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the periods ended September 30, 2014 and 2013:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
Balance at December 31, 2013	—	(210)	(7)	152	(65)

Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	(7)	N/A	N/A	N/A	(7)
Forward contracts	1	N/A	N/A	N/A	1
Foreign currency items	N/A	N/A	N/A	(130)	(130)
Remeasurement of pension plan obligation(3)	N/A	(3)	N/A	N/A	(3)

Other comprehensive loss before reclassifications	(5)	(3)	—	(130)	(138)

Amounts reclassified from Accumulated other comprehensive loss	5	7	—	—	12

Net current period other comprehensive income (loss)	—	4	—	(130)	(126)

Balance at September 30, 2014	—	(206)	(7)	22	(191)

Balance at December 31, 2012	5	(326)	(15)	208	(128)

Natural gas swap contracts	(2)	N/A	N/A	N/A	(2)
Currency options	(3)	N/A	N/A	N/A	(3)
Net investment hedge	(1)	N/A	N/A	N/A	(1)
Foreign currency items	N/A	N/A	N/A	(27)	(27)
Remeasurement of pension plan obligation	N/A	19	—	N/A	19

Other comprehensive (loss) income before reclassifications	(6)	19	—	(27)	(14)

Amounts reclassified from Accumulated other comprehensive loss	3	18	2	—	23

Net current period other comprehensive (loss) income	(3)	37	2	(27)	9

Balance at September 30, 2013	2	(289)	(13)	181	(119)

(1)	All amounts are after tax. Amount in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.
(3)	Remeasurement loss of $3 million recorded in Accumulated other comprehensive loss by component.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details of Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss		Affected line item in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)
	For the three months ended
	September 30, 2014	September 30, 2013
Net derivative gains on cash flow hedges
Natural gas swap contracts	—	1	Cost of Sales
Currency options	2	2	Cost of Sales

Total before tax	2	3
Tax (benefit) expense	—	(1)	Income tax (benefit) expense

Net of tax	2	2

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	4	8	(a)
Tax expense (benefit)	(2)	(9)	Income tax (benefit) expense

Net of tax	2	(1)

Details of Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss		Affected line item in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)
	For the nine months ended
	September 30, 2014	September 30, 2013
Net derivative gains (losses) on cash flow hedges
Natural gas swap contracts	(3)	3	Cost of Sales
Currency options	11	2	Cost of Sales

Total before tax	8	5
Tax benefit	(3)	(2)	Income tax benefit

Net of tax	5	3

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	10	37	(a)
Tax benefit	(3)	(17)	Income tax benefit

Net of tax	7	20

(a)	These amounts are included in the computation of net periodic benefit cost. Refer to Note 6 “Pension plans and other post-retirement benefit plans” for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SHAREHOLDERS’ EQUITY

On February 18, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.275 per share, on a post-split basis, to be paid to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. Total dividends of approximately $18 million were paid on April 15, 2014 to shareholders of record on March 14, 2014.

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

On July 30, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.375 per share to be paid to holders of the Company’s common stock. Total dividends of approximately $24 million were paid on October 15, 2014, to shareholders of record on October 2, 2014.

On October 29, 2014, the Company’s Board of Directors approved a quarterly dividend of $0.375 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on January 15, 2015, to shareholders of record on January 2, 2015.

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

The Company makes open market purchases of its common stock using general corporate funds. Additionally, the Company enters into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements require the Company to make up-front payments to the counterparty financial institutions which results in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During the first three quarters of 2014, the Company repurchased 530,780 shares at an average price of $36.62 for a total cost of $19 million.

During the first three quarters of 2013, the Company repurchased 5,019,606 shares at an average price of $36.55 for a total cost of $183 million.

Since the inception of the Program, the Company repurchased 22,871,793 shares at an average price of $39.18 for a total cost of $896 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SHAREHOLDERS’S EQUITY (CONTINUED)

Domtar (Canada) Paper Inc. Exchangeable Shares

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

On June 2, 2014 (the “Redemption Date”), Domtar (Canada) Paper Inc. redeemed all of its outstanding exchangeable shares from the holders thereof. On the Redemption Date, holders of exchangeable shares received, in exchange for each exchangeable share, one share of common stock of Domtar Corporation (plus cash in the amount of all declared and unpaid dividends, if any, provided that the record date for the payment of such dividends was prior to the Redemption Date).

As a result of the redemption of exchangeable shares, the Company reclassified $32 million from Exchangeable shares to Additional paid-in capital.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

September 30, 2014
$
Balance at beginning of period	67
Additions	3
Environmental spending	(6)
Effect of foreign currency exchange rate change	(2)

Balance at end of period	62

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”)

On December 2, 2011, the EPA proposed a new set of standards related to emissions from boilers and process heaters included in some of the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. The EPA announced the final rule on December 20, 2012 and it was subsequently published in the Federal Register on January 31, 2013 for major sources. The Company is developing plans to bring facilities affected by the Boiler MACT rule into compliance by the January 2016 regulatory deadline for major sources. The Company expects that the capital cost required to comply with the Boiler MACT rules is between $18 million and $25 million. As at September 30, 2014, the Company has spent $7 million for costs associated with Boiler MACT compliance. The Company is currently assessing the associated increase in operating costs as well as alternate compliance strategies.

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

Spanish Competition Investigation

Following preliminary inquiries commenced in January 2014, in September 2014, Spain’s National Commission of Markets and Competition initiated a formal investigation of several companies and their parent companies, including Indas (a subsidiary of the Company, acquired on January 2, 2014), and two of its affiliates, as well as an industry association, Federacion Espanola de Empresas de Tecnologia Sanitaria (FENIN), with respect to possible unlawful conduct, consisting of fixing prices, commercial terms and dispensation of heavy adult incontinence products in the Spanish market. The activities under investigation predate the acquisition of Indas by the Company. The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers is backed by bank guarantees, and limited insurance coverage has been purchased with regard to excess liability. As a result, while the final outcome with respect to the investigation cannot be predicted with certainty, it is management’s opinion that its resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2014, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2014 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SEGMENT DISCLOSURES

The Company operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper Segment – comprises the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

•	Personal Care Segment – consists of the manufacturing, marketing and distribution of absorbent hygiene products.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s reportable segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
SEGMENT DATA	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	$	$	$	$
Sales
Pulp and Paper	1,186	1,204	3,514	3,650
Personal Care	231	175	698	394

Total for reportable segments	1,417	1,379	4,212	4,044
Intersegment sales – Pulp and Paper	(12)	(4)	(28)	(12)

Consolidated sales	1,405	1,375	4,184	4,032

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	79	84	241	260
Personal Care	17	9	50	21

Total for reportable segments	96	93	291	281
Impairment and write-down of property, plant and equipment – Pulp and Paper	—	—	—	15

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	96	93	291	296

Operating income (loss)
Pulp and Paper	109	42	247	96
Personal Care	13	11	42	34
Corporate	(2)	(4)	(11)	(62)

Consolidated operating income	120	49	278	68
Interest expense, net	25	21	76	67

Earnings before income taxes and equity loss	95	28	202	1
Income tax (benefit) expense	(186)	1	(158)	(26)
Equity loss, net of taxes	—	—	—	1

Net earnings	281	27	360	26

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings, LLC, Domtar A.W. LLC (and subsidiary), Domtar AI Inc., Attends Healthcare Inc., and EAM Corporation, all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar’s own 100% owned subsidiaries; including Domtar Delaware Holdings Inc. and its foreign subsidiaries, including Attends Healthcare Limited, Domtar Inc. and Laboratorios Indas. S.A.U., (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2014 and December 31, 2013 and the Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013 and Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended September 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,125	560	(280)	1,405
Operating expenses
Cost of sales, excluding depreciation and amortization	—	961	424	(280)	1,105
Depreciation and amortization	—	67	29	—	96
Selling, general and administrative	5	49	45	—	99
Closure and restructuring costs	—	—	2	—	2
Other operating loss (income), net	1	(18)	—	—	(17)

	6	1,059	500	(280)	1,285

Operating (loss) income	(6)	66	60	—	120
Interest expense (income), net	25	7	(7)	—	25

(Loss) earnings before income taxes and equity loss	(31)	59	67	—	95
Income tax (benefit) expense	(9)	(198)	21	—	(186)
Share in earnings of equity accounted investees	303	46	—	(349)	—

Net earnings	281	303	46	(349)	281
Other comprehensive loss	—	(11)	(116)	—	(127)

Comprehensive income (loss)	281	292	(70)	(349)	154

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,325	1,684	(825)	4,184
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,810	1,331	(825)	3,316
Depreciation and amortization	—	200	91	—	291
Selling, general and administrative	23	164	126	—	313
Closure and restructuring costs	—	1	2	—	3
Other operating loss (income), net	1	(17)	(1)	—	(17)

	24	3,158	1,549	(825)	3,906

Operating (loss) income	(24)	167	135	—	278
Interest expense (income), net	75	19	(18)	—	76

(Loss) earnings before income taxes and equity loss	(99)	148	153	—	202
Income tax (benefit) expense	(26)	(175)	43	—	(158)
Share in earnings of equity accounted investees	433	110	—	(543)	—

Net earnings	360	433	110	(543)	360
Other comprehensive income (loss)	1	(3)	(124)	—	(126)

Comprehensive income (loss)	361	430	(14)	(543)	234

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended September 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,148	494	(267)	1,375
Operating expenses
Cost of sales, excluding depreciation and amortization	—	968	415	(267)	1,116
Depreciation and amortization	—	69	24	—	93
Selling, general and administrative	8	60	27	—	95
Impairment and write-down of property, plant and equipment	—	—	—	—	—
Closure and restructuring costs	—	—	—	—	—
Other operating loss, net	1	19	2	—	22

	9	1,116	468	(267)	1,326

Operating (loss) income	(9)	32	26	—	49
Interest expense (income), net	23	5	(7)	—	21

(Loss) earnings before income taxes and equity loss	(32)	27	33	—	28
Income tax (benefit) expense	(9)	4	6	—	1
Equity loss, net of taxes	—	—	—	—	—
Share in earnings of equity accounted investees	50	27	—	(77)	—

Net earnings	27	50	27	(77)	27
Other comprehensive income	2	11	42	—	55

Comprehensive income	29	61	69	(77)	82

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2014
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	27	9	98	—	134
Receivables	—	372	291	—	663
Inventories	—	502	217	—	719
Prepaid expenses	11	8	11	—	30
Income and other taxes receivable	104	—	8	(64)	48
Intercompany accounts	853	4,490	26	(5,369)	—
Deferred income taxes	—	41	20	—	61

Total current assets	995	5,422	671	(5,433)	1,655
Property, plant and equipment, at cost	—	6,067	2,860	—	8,927
Accumulated depreciation	—	(3,921)	(1,837)	—	(5,758)

Net property, plant and equipment	—	2,146	1,023	—	3,169
Goodwill	—	296	332	—	628
Intangible assets, net of amortization	—	265	348	—	613
Investments in affiliates	8,001	2,122	—	(10,123)	—
Intercompany long-term advances	6	79	346	(431)	—
Other assets	26	17	139	(55)	127

Total assets	9,028	10,347	2,859	(16,042)	6,192

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	3	—	—	3
Trade and other payables	57	412	251	—	720
Intercompany accounts	4,504	792	73	(5,369)	—
Income and other taxes payable	—	72	18	(64)	26
Long-term debt due within one year	166	2	2	—	170

Total current liabilities	4,727	1,281	344	(5,433)	919
Long-term debt	1,168	2	32	—	1,202
Intercompany long-term loans	183	248	—	(431)	—
Deferred income taxes and other	—	671	174	(55)	790
Other liabilities and deferred credits	12	144	187	—	343
Shareholders’ equity	2,938	8,001	2,122	(10,123)	2,938

Total liabilities and shareholders’ equity	9,028	10,347	2,859	(16,042)	6,192

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	360	433	110	(543)	360
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(183)	(354)	82	543	88

Cash flows provided from operating activities	177	79	192	—	448

Investing activities
Additions to property, plant and equipment	—	(116)	(41)	—	(157)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Acquisition of business, net of cash acquired	—	—	(546)	—	(546)
Other	—	—	5	—	5

Cash flows used for investing activities	—	(116)	(581)	—	(697)

Financing activities
Dividend payments	(60)	—	—	—	(60)
Net change in bank indebtedness	(1)	(11)	(1)	—	(13)
Change in revolving bank credit facility	(160)	—	—	—	(160)
Proceeds from receivables securitization facilities	—	—	90	—	90
Payments on receivables securitization facilities	—	—	(108)	—	(108)
Repayment of long-term debt	—	(3)	(1)	—	(4)
Stock repurchase	(19)	—	—	—	(19)
Increase in long-term advances to related parties	(352)	—	—	352	—
Decrease in long-term advances to related parties	—	38	314	(352)	—
Other	3	—	1	—	4

Cash flows (used for) provided from financing activities	(589)	24	295	—	(270)

Net decrease in cash and cash equivalents	(412)	(13)	(94)	—	(519)
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of period	439	22	194	—	655

Cash and cash equivalents at end of period	27	9	98	—	134

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended September 30, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	26	95	20	(115)	26
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	189	(44)	1	115	261

Cash flows provided from operating activities	215	51	21	—	287

Investing activities
Additions to property, plant and equipment	—	(116)	(64)	—	(180)
Proceeds from disposals of property, plant and equipment and sale of business	—	55	—	—	55
Acquisition of business, net of cash acquired	—	(283)	(4)	—	(287)
Other	—	—	(1)	—	(1)

Cash flows used for investing activities	—	(344)	(69)	—	(413)

Financing activities
Dividend payments	(50)	—	—	—	(50)
Net change in bank indebtedness	—	(13)	—	—	(13)
Repayment of long-term debt	(71)	(25)	(3)	—	(99)
Stock repurchase	(183)	—	—	—	(183)
Increase in long-term advances to related parties	(156)	—	(108)	264	—
Decrease in long-term advances to related parties	—	264	—	(264)	—
Other	2	—	—	—	2

Cash flows (used for) provided from financing activities	(458)	226	(111)	—	(343)

Net decrease in cash and cash equivalents	(243)	(67)	(159)	—	(469)
Impact of foreign exchange on cash	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	275	72	314	—	661

Cash and cash equivalents at end of period	32	5	154	—	191

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SALE OF ARIVA U.S.

Ariva U.S.

On July 31, 2013, the Company completed the sale of its Ariva U.S. business to Central National Gottesman Inc. for net proceeds of $45 million. The sale resulted in a net loss on disposal of the Ariva U.S. business of $19 million in the third quarter of 2013 and has been recorded as a component of Other operating (income) loss on the Consolidated Statements of Earnings and Comprehensive Income. The $19 million net loss consists of the following; $11 million of withdrawal liabilities relating to the multi-employer pension plan, $3 million of severance costs, $3 million loss on sale of net assets and $2 million relating to other provisions. The Company recorded a $5 million impairment of property, plant and equipment in the second quarter of 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Domtar Corporation’s unaudited interim consolidated financial statements and notes thereto included in the Quarterly Report. The MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2014. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month and nine-month periods ended September 30, 2014 and 2013. The three-month and nine-month periods are also referred to as the third quarter and the first nine months of 2014 and 2013 (or Q3 2014 and Q3 2013 and 2014 Year-to-date “YTD” and 2013 YTD), respectively. Reference to notes refers to footnotes to the consolidated financial statements found in Item 1 of this form 10-Q.

The MD&A is organized in the following sections:

•	Overview

•	Summary of Q3 2014 and 2014 YTD results

•	Consolidated Results of Operations and Segment Review

•	Outlook

•	Liquidity and Capital Resources

•	Accounting Changes Implemented and Critical Accounting Policies

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

Personal Care: Our Personal Care segment consists of the manufacturing, marketing and distribution of absorbent hygiene products.

We continue to focus on sustaining profitable growth through high performance in our Pulp and Paper business as well as continued growth in our Personal Care division through organic growth and acquisitions.

SUMMARY OF Q3 2014 RESULTS

•

We reported net earnings of $281 million and operating income of $120 million in the third quarter of 2014 compared to net earnings of $40 million and operating income of $79 million in the second quarter of 2014. The main highlights are:

•

Recognition of previously unrecognized tax benefits of $204 million, most of which is related to the non-taxability of Alternative Fuel Tax Credits (“AFTC”) and $18 million of income related to AFTC deferred revenue, both following the conclusion of Internal Revenue Service (“IRS”) audits

•	Lack-of-order downtime totaling 51,000 tons of paper

•	Lower input costs mostly due to wood fiber

•	Higher average selling prices in paper and lower average selling prices in pulp when compared to Q2 2014

•	Lower maintenance expense when compared to Q2 2014

•	Higher volume of pulp and flat volume of paper when compared to Q2 2014

	Three months ended		Variance		Nine months ended		Variance
FINANCIAL HIGHLIGHTS	Sept 30, 2014	Sept 30, 2013	$	%	Sept 30, 2014	Sept 30, 2013	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,405	$1,375	$30	2%	$4,184	$4,032	$152	4%
Operating income	120	49	71	145%	278	68	210	309%
Net earnings	281	27	254	941%	360	26	334	1285%
Net earnings per common share (in dollars)[1]:
Basic	$4.34	$0.41	$3.93		$5.55	$0.39	$5.16
Diluted	$4.33	$0.41	$3.92		$5.54	$0.39	$5.15

	At Sept 30, 2014	At December 31, 2013
Total assets	$6,192	$6,278
Total long-term debt, including current portion	$1,372	$1,514

[1]	See Note 5 for more information on the calculation of net earnings per common share.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

Analysis of Net Sales

By Business Segment	Three months ended		Variance		Nine months ended		Variance
	Sept 30, 2014	Sept 30, 2013	$	%	Sept 30, 2014	Sept 30, 2013	$	%
Pulp and Paper	$1,186	$1,204	(18)	-1%	$3,514	$3,650	(136)	-4%
Personal Care	231	175	56	32%	698	394	304	77%

Total for reportable segments	1,417	1,379	38	3%	4,212	4,044	168	4%
Intersegment sales – Pulp and Paper	(12)	(4)	(8)		(28)	(12)	(16)

Consolidated	1,405	1,375	30	2%	4,184	4,032	152	4%

Shipments
Paper – manufactured (in thousands of ST)	776	814	(38)	-5%	2,359	2,443	(84)	-3%
Communication Papers	649	694	(45)	-6%	1,974	2,076	(102)	-5%
Specialty and Packaging	127	120	7	6%	385	367	18	5%
Paper – sourced from third parties (in thousands of ST)	47	73	(26)	-36%	139	241	(102)	-42%
Paper (in thousands of ST) – total	823	887	(64)	-7%	2,498	2,684	(186)	-7%
Pulp (in thousands of ADMT)	367	352	15	4%	1,021	1,068	(47)	-4%

Sales analysis

	Q3 2014 vs. Q3 2013						Q3 2014 YTD vs. Q3 2013 YTD
	% Change in Net Sales due to						% Change in Net Sales due to
	Net Price	Volume / Mix	Acquisition/ Divestiture		Currency	Total	Net Price	Volume / Mix	Acquisition/ Divestiture		Currency	Total
Pulp and Paper	4%	-3%	-2	%(a)	0%	-1%	4%	-4%	-4	%(a)	0%	-4%
Personal Care	-1%	-5%	38	%(b)	0%	32%	-1%	1%	76	%(c)	1%	77%
Consolidated sales	3%	-4%	3%		0%	2%	3%	-3%	4%		0%	4%

Commentary:

(a)	Sale of Ariva U.S. business on July 31, 2013.

(b)	Acquisition of Indas on January 2, 2014.

(c)	Acquisition of AHP on July 1, 2013 and Indas on January 2, 2014.

Commentary – Third quarter of 2014 compared to third quarter of 2013

Consolidated Sales

Sales for the third quarter of 2014 amounted to $1,405 million, an increase of $30 million, or approximately 2%, from sales in the third quarter of 2013. Net prices were up mostly due to an increase in our net average selling price for pulp by approximately 5% and paper by approximately 3%. Sales were also impacted by the inclusion of sales from our acquired Indas business and our pulp sales volume increased by approximately 4%. These increases to sales were partially offset by the impact of the disposition of our Ariva U.S. business in the third quarter of 2013 ($20 million) and a decrease in our paper sales volume of approximately 5%.

Commentary – First nine months of 2014 compared to first nine months of 2013

Consolidated Sales

Sales for the first nine months of 2014 amounted to $4,184 million, an increase of $152 million, or approximately 4%, from sales in the first nine months of 2013. Sales were mostly impacted by the inclusion of sales from our acquired Indas and AHP businesses. Net prices were up mostly due to an increase in our net average selling price for pulp by approximately 8% and paper by approximately 3%. These increases to sales were partially offset by the impact of the disposition of our Ariva U.S. business in the third quarter of 2013 ($150 million), a decrease in our pulp sales volume mostly as a result of the permanent shut down of a pulp line at our Kamloops mill in March 2013 and extreme cold weather in Q1 2014.

Analysis of Operating Income

By Business Segment	Three months ended		Variance		Nine months ended		Variance
	Sept 30, 2014	Sept 30, 2013	$	%	Sept 30, 2014	Sept 30, 2013	$	%
Operating income (loss)
Pulp and Paper	109	42	67	160%	247	96	151	157%
Personal Care	13	11	2	18%	42	34	8	24%
Corporate	(2)	(4)	2		(11)	(62)	51

Consolidated operating income	120	49	71	145%	278	68	210	309%

Q3 2014 vs. Q3 2013

	$ Change in Segmented Operating income due to
	Volume/ Mix	Net Price	Input Costs(a)	Operating expenses(b)	Currency	Acquisition/ Divestiture(c)	Depreciation/ impairment	Restructuring	Other Income/ expense(d)	Total
Pulp and Paper	(17)	41	(5)	(4)	12	17	5	(2)	20	67
Personal Care	(1)	(1)	(1)	(1)	—	9	(3)	—	—	2
Corporate	—	—	—	1	—	—	—	—	1	2

Consolidated operating income	(18)	40	(6)	(4)	12	26	2	(2)	21	71

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)	Sale of Ariva U.S. business on July 31, 2013 and acquisition of Indas on January 2, 2014.
(d)	Includes the recognition of deferred revenues on AFTC following the conclusion of IRS audits ($18 million).

Q3 2014 YTD vs. Q3 2013 YTD

	$ Change in Segmented Operating income due to
	Volume/ Mix	Net Price	Input Costs(a)	Operating expenses(b)	Currency	Acquisition/ Divestiture(c)	Depreciation/ impairment(d)	Restructuring(e)	Other Income/ expense(f)	Total
Pulp and Paper	(51)	126	(46)	(15)	36	24	33	8	36	151
Personal Care	3	(3)	(3)	(9)	1	22	(5)	2	—	8
Corporate	—	—	—	(6)	—	—	—	6	51	51

Consolidated operating income	(48)	123	(49)	(30)	37	46	28	16	87	210

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)	Sale of Ariva U.S. business on July 31, 2013 and acquisition of AHP on July 1, 2013 and Indas on January 2, 2014.
(d)	Impairment charges of $10 million related to Kamloops mill in Q1 2013 and impairment charges to property, plant and equipment related to our sold Ariva U.S. business in Q2 2013 ($5 million).
(e)	Includes restructuring charges related to pension expense at our Dryden mill ($7 million) and closed Big River sawmill ($6 million) and pension withdrawals at Indianapolis ($3 million) in Q2 2013 as well as restructuring charges in our Personal Care segment ($2 million) in Q2 2013. In Q3 2014, we incurred restructuring charges of $2 million related to previous closures.
(f)	Includes the settlement of litigation with George Weston Limited ($49 million) in Q2 2013 and charges related to the conversion of AFTC ($26 million) to Cellulosic Biofuel Producer Credit (“CBPC”) in Q1 2013. Also includes the deferred revenues on AFTC following the conclusion of IRS audits in Q3 2014 ($18 million). Partially offset by the gain on sale of Port Edwards assets ($10 million) in Q1 2013.

Commentary – Third quarter of 2014 compared to third quarter of 2013

Consolidated

Operating Income – Refer to segment analysis

Interest Expense, net

We incurred $25 million of net interest expense in the third quarter of 2014, an increase of $4 million compared to net interest expense of $21 million in the third quarter of 2013. Higher interest expense in the third quarter of 2014 was due to the issuance of $250 million 6.75% Notes due 2044 in November 2013 to partially fund the Indas acquisition.

Income Taxes

For the third quarter of 2014, our income tax benefit amounted to $186 million, consisting of a current tax expense of $10 million and a deferred tax benefit of $196 million. This compares to an income tax expense of $1 million in the third quarter of 2013, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $9 million. We made income tax payments, net of refunds, of $13 million during the third quarter of 2014 (2013 – $1 million) and our effective tax rate was -196% compared to an effective tax rate of 4% in the third quarter of 2013. The effective tax rates for both the third quarter of 2014 and the third quarter of 2013 were impacted by the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of our 2013 and 2012 tax returns, respectively. Additionally, the effective tax rate for the third quarter of 2014 was impacted by the recognition of previously unrecognized tax benefits of approximately $204 million as a result of the closure of U.S. federal tax audits for tax years 2009 through 2011, as well as the impact of recognizing $18 million of Alternative Fuel Tax Credits (“AFTC”) income in the third quarter of 2014 with no related tax expense. Excluding those items, our tax rate in the third quarter of 2014 would have been 23%. The effective tax rate for the third quarter of 2013 was also impacted by the benefit of enacted state and provincial tax law changes in North Carolina and British Columbia.

Commentary – First nine months of 2014 compared to first nine months of 2013

Consolidated

Operating Income – Refer to segment analysis

Interest Expense, net

We incurred $76 million of net interest expense in the first nine months of 2014, an increase of $9 million when compared to net interest expense of $67 million in the first nine months of 2013. Higher interest expense in the nine months of 2014 was due to the issuance of $250 million 6.75% Notes due 2044 in November 2013 to partially fund the Indas acquisition. This was partially offset by lower interest expense due to the redemption of our outstanding 5.375% Notes due 2013, for $71 million including the premium paid on this debt of $3 million in the first quarter of 2013.

Income Taxes

For the first nine months of 2014, our income tax benefit amounted to $158 million, consisting of a current tax expense of $44 million and a deferred tax benefit of $202 million. This compares to an income tax benefit of $26 million for the first nine months of 2013, consisting of a current income tax benefit of $17 million and a deferred income tax benefit of $9 million. We made income tax payments, net of refunds, of $32 million during the nine months of 2014 (2013 – refund of $8 million) and our effective tax rate was negative in the first nine months of both 2014 and 2013. The effective tax rate for the first nine months of 2014 was impacted by the recognition of previously unrecognized tax benefits of approximately $204 million as a result of the closure of U.S. federal tax audits for tax years 2009 through 2011, as well as the impact of recognizing $18 million of AFTC income with no related tax expense. Excluding those items, our tax rate in the first nine months of 2014 would have been 25%. The effective tax rate for the first nine months of 2013 was impacted by the conversion of $26 million of AFTC from the 2009 tax year into $55 million of Cellulosic Biofuel Producer Credits (“CBPC”) ($33 million benefit after-tax) as well as a reduction of unrecognized tax benefits of $8 million previously associated with AFTC from 2009 that were converted into CBPC, and the enacted tax law changes in North Carolina and British Columbia. These tax benefits were partially offset by the $49 million (CDN $50 million) litigation settlement payment due to $38 million (CDN $39 million) being non-deductible for income tax purposes.

Alternative Fuel Tax Credit and Cellulosic Biofuel Producer Credits

As of September 30, 2014, we have no remaining gross unrecognized tax benefits and interest or related deferred tax assets associated with the AFTC claimed on our 2009 tax return. We recognized these benefits, $178 million net of deferred taxes, during the third quarter of 2014, thus impacting our effective tax rate.

OUTLOOK

Domtar paper shipments are expected to decline in the fourth quarter when compared to the third quarter due to seasonality. The level of imports have continued to grow over the last 12 months, reaching record levels in July and are up 36% year-to-date, resulting in market downtime within our system. For these reasons, we are determined to leverage our supply chain and high touch customer service model to provide a higher value solution for our customers. Domtar will continue to closely monitor its inventory levels and balance its production with its customers’ demand. We remain cautious on the short term pulp outlook due to the recent strengthening of the U.S. dollar and we expect higher input costs due to increased raw material usage in the winter months. We expect the fourth quarter will benefit from lower maintenance activities in our network.

PULP AND PAPER

Operating Income

Operating income in our Pulp and Paper segment amounted to $109 million in the third quarter of 2014, an increase of $67 million, when compared to operating income of $42 million in the third quarter of 2013. Overall, our operating results improved when compared to the third quarter of 2013, primarily due to:

•	Higher average selling prices for pulp and paper as described above

•	Loss on sale of Ariva U.S. business in Q3 2013 ($19 million)

•	Recognition of $18 million of income related to AFTC deferred revenue following the conclusion of IRS audits

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program

•	Lower chemical costs ($7 million)

•	Lower depreciation charges ($5 million) due to certain assets reaching the end of their useful lives

This increase was partially offset by:

•	Lower volume of paper

•	Higher costs of wood fiber ($10 million)

•	Higher costs of energy ($2 million)

•	Restructuring charges related to previous closures in Q3 2014 ($2 million)

Operating income in our Pulp and Paper segment amounted to $247 million in the first nine months of 2014, an increase of $151 million, when compared to operating income of $96 million in the first nine months of 2013. Overall, our operating results improved when compared to the first nine months of 2013, primarily due to:

•	Higher average selling prices for pulp and paper as described above

•	Positive impact of a weaker Canadian dollar on our Canadian dollar expenses, net of our hedging program

•	The conversion of AFTC ($26 million) into CBPC in the first quarter of 2013 which negatively impacted operating income in the first quarter of 2013 (refer to Note 8 “Income Taxes”)

•	Loss on sale of Ariva U.S. business in Q3 2013 ($19 million)

•	Recognition of $18 million of income related to AFTC deferred revenue following the conclusion of IRS audits in Q3 2014

•	Lower depreciation charges ($19 million) due to certain assets reaching their useful lives

•	Lower cost of chemicals ($18 million) mainly due to the stabilization of starch prices in 2014

•	Lower maintenance costs ($13 million) as a result of timing of expenses

•	Impairment of property, plant and equipment relating to our Kamloops mill in Q1 2013 ($10 million) and to our sold Ariva U.S. business in Q2 2013 ($5 million)

•	Restructuring charges related to the pension plan at our Dryden mill ($7 million) and pension withdrawals at Indianapolis ($3 million) in Q2 2013

This increase was partially offset by:

•	Higher costs of fiber ($41 million, mostly as a result of extreme cold weather driving up wood prices)

•	Negative impact of lower pulp and paper production volume

•	Higher costs of energy ($23 million, due primarily to increased pricing)

•	Lower volume of pulp and paper

•	Higher freight costs ($8 million), due in part to increased pricing as a result of rail and truck transportation issues in Canada

•	The gain on sale of Port Edwards assets in the first quarter of 2013 ($10 million)

•	Restructuring charges related to previous closures in Q3 2014 ($2 million)

PERSONAL CARE

Operating Income

Operating income increased by 18% or $2 million compared to the third quarter of 2013, primarily due to:

•	Impact of the acquisition of Indas

These increases were partially offset by the following:

•	Increased depreciation charges mainly due to increased capital expenditures

•	Lower volume as well as unfavorable mix

•	Increased materials usage

Operating income increased by 24% or $8 million compared to the first nine months of 2013, primarily due to:

•	Impact of the acquisition of Indas

•	Positive impact of foreign currency denominated expenses, net of our hedging program

•

Closure and restructuring costs of $2 million in Q2 2013 related to the streamlining of our U.S. and European operations compared to closure and restructuring costs of $1 million in Q1 2014 (refer to Note 12 “Closure and restructuring costs and liability and impairment and write-down of property, plant and equipment”)

These increases were partially offset by the following:

•	Higher wages and variable compensation

•	Increased depreciation charges mainly due to increased capital expenditures

•	Increased materials usage

•	Unfavorable pricing in nonwovens, pulp and other input materials

•	Increased manufacturing costs mostly due to the impact of work related to the start-up of new production lines

•	Negative impact of the sale of finished goods inventory that had been marked to fair value at the time of the acquisition of Indas ($3 million)

STOCK-BASED COMPENSATION EXPENSE

For the three and nine months ended September 30, 2014, stock-based compensation expense was nil and $5 million, respectively. This compares to $6 million in the third quarter of 2013 and the first nine months of 2013. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $600 million is currently undrawn and available, or through our receivables securitization facility, of which $61 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Cash flows provided from operating activities totaled $448 million in the first nine months of 2014, a $161 million increase compared to cash flows provided from operating activities of $287 million in the first nine months of 2013. This increase in cash flows provided from operating activities is primarily due to increased profitability in the first nine months of 2014 when compared to the first nine months of 2013. In the first nine months of 2013, our cash flows were negatively impacted by a litigation settlement with George Weston Limited for $49 million (CDN $50 million) in the first nine months of 2013. We experienced a decrease in working capital requirements in the first nine months of 2014, in part due to cash received of $34 million due to the impact of the Spanish government supplier payment plan on past due receivables.

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Investing Activities

Cash flows used for investing activities in the first nine months of 2014 amounted to $697 million, a $284 million increase compared to cash flows used for investing activities of $413 million in the first nine months of 2013.

The use of cash in the first nine months of 2014 was attributable to the acquisition of Indas of $546 million (€399 million) and additions to property, plant and equipment of $157 million. These items were partially offset by the sale of Asset-backed notes of $5 million.

The use of cash in the first nine months of 2013 was to the attributable to acquisition of 100% of the outstanding shares of AHP for $276 million in the third quarter of 2013 and Xerox’s paper and print media products assets of $11 million in the second quarter of 2013. Additions to property, plant and equipment totaled $180 million. In addition, we invested $1 million in our joint venture in the first nine months of 2013. The use of cash was partially offset by the proceeds from the disposal of our Ariva U.S. business of $45 million in the third quarter of 2013 and Port Edwards assets of $9 million in the second quarter of 2013.

Our annual capital expenditures are expected to be approximately between $240 million and $260 million or between 62% and 67% of our expected depreciation expense for 2014.

Financing Activities

Cash flows used for financing activities totaled $270 million in the first nine months of 2014 compared to cash flows used for financing activities of $343 million in the first nine months of 2013.

The use of cash in the first nine months of 2014 was primarily the result of a net repayment of our revolving bank credit facility and other borrowings ($178 million), dividend payments ($60 million) and the repurchase of our common stock ($19 million). In addition, we repaid $4 million of capital leases relating to land and buildings in the first nine months of 2014.

The use of cash in the first nine months of 2013 was mainly due to the repurchase of shares of our common stock for a total cost of $183 million and the redemption of 5.375% Notes due 2013 in the first quarter of 2013 for $71 million, including premiums paid of $2 million and additional charges of $1 million. In addition, we made dividend payments of $50 million and repaid $28 million of capital leases relating to land and buildings in the first nine months of 2013.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,241 million as of September 30, 2014 compared to $874 million as of December 31, 2013. The increase in net indebtedness is primarily due to a reduction of cash and cash equivalents as a result of the acquisition of Indas ($546 million). We reclassified $166 million of the 7.125% Notes from long-term debt to short-term debt as it is due within one year.

Bank Facility

On October 3, 2014, we entered into a $600 million amended and restated Credit Agreement, among us, certain subsidiary borrowers, certain subsidiary guarantors and the lenders, that matures on October 3, 2019. This amended credit facility was scheduled to mature June 15, 2017. The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility), which may be borrowed in U.S. Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). Borrowings may be made by us, by our U.S. subsidiary Domtar Paper Company, LLC, by our Canadian subsidiary Domtar Inc. and by any additional borrower designated by us in accordance with the Credit Agreement. We may increase the maximum aggregate amount of availability under the Credit Agreement by up to $400 million, of which this amount may also be borrowed as a term loan, and the Borrowers may extend the final maturity of the Credit Agreement by one year, subject to the agreement of lenders participating in such increase or extension, as applicable.

Borrowings under the Credit Agreement bears interest at a rate dependent on our credit ratings at the time of such borrowing and are calculated at the Borrowers’ option according to a base rate, prime rate, LIBOR rate, EURIBOR rate or the Canadian bankers’ acceptance rate plus an applicable margin, as the case may be. In addition, we pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2014, we were in compliance with our covenants, and no amounts were borrowed (September 30, 2013 – nil). At September 30, 2014, we had no outstanding letters of credit under this credit facility (September 30, 2013 – $4 million). We had $600 million available under our contractually committed credit facility at September 30, 2014.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2016, with a current utilization limit for borrowings or letters of credit of $127 million at September 30, 2014.

At September 30, 2014, we had $20 million of borrowings and $46 million of letters of credit under the program (September 30, 2013 – nil and $46 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At September 30, 2014, we had $61 million available under the accounts receivable securitization facility. In addition, one of our subsidiaries had factoring facilities under which, at September 30, 2014, borrowings amounted to $4 million.

Domtar Canada Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to us and we acquired Domtar Inc. on March 7, 2007, Domtar Inc. shareholders had the option to receive either common stock of our Company or shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation, that were exchangeable for our common stock. The exchangeable shares of Domtar (Canada) Paper Inc. were intended to be substantially the economic equivalent to shares of our common stock and the shareholders were able to exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time.

On June 2, 2014, (the “Redemption Date”) Domtar (Canada) Paper Inc. redeemed all of its outstanding exchangeable shares from the holders thereof. On the Redemption Date, holders of exchangeable shares received, in exchange for each exchangeable share, one share of common stock of Domtar Corporation (plus cash in the amount of all declared and unpaid dividends, if any, provided that the record date for the payment of such dividends was prior to the Redemption Date).

As a result of the redemption of exchangeable shares, we reclassified $32 million from Exchangeable shares to Additional paid-in capital.

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

On July 30, 2014, our Board of Directors approved a quarterly dividend of $0.375 per share to be paid to holders of the Company’s common stock. Total dividends of approximately $24 million were paid on October 15, 2014, to shareholders of record on October 2, 2014.

On October 29, 2014, our Board of Directors approved a quarterly dividend of $0.375 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on January 15, 2015, to shareholders of record on January 2, 2015.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2014, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2014, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

ACCOUNTING CHANGES IMPLEMENTED

Foreign Currency Matters

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, an update to Foreign Currency Matters, which indicates that a cumulative translation adjustment is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. Thus, the entire amount of the cumulative translation adjustment associated with the foreign entity would be released when there has been (1) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (2) a loss of a controlling financial interest in an investment in a foreign entity; or (3) a step acquisition for a foreign entity. The update does not change the requirement to release a pro rata portion of the cumulative translation adjustment of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity.

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

The amendments are effective for interim and annual periods beginning after December 15, 2014 and will not have an impact on our consolidated financial statements unless a disposal transaction occurs after the effective date. Early adoption is permitted.

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU 2014-09, an update on revenue from contracts with customers. The core principal in this guideline is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. Guidance in this section supersedes the revenue recognition requirements found in topic 605.

The amendment will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently evaluating these changes to determine whether they have an impact on the presentation of our consolidated financial statements. We are still evaluating the impact on our consolidated financial statements.

Stock Compensation

In June 2014, the FASB issued ASU 2014-12, an update on stock compensation. The guideline requires performance targets, which affect vesting and that can be achieved after the requisite service period, to be treated as a performance condition. Accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the achievement of the performance target becomes probable before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.

The amendments are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating these changes to determine whether they have an impact on the presentation of the Consolidated Balance Sheets and Consolidated Statements of Earnings and Comprehensive Income. We do not expect these changes to have a material impact on our consolidated financial statements.

Going Concern

In August 2014, the FASB issued ASU 2014-15, an update on going concern financial statements disclosure. The amendment requires the entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.

The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. This amendment is not expected to have an impact on our consolidated financial statements unless conditions or events raise a substantial doubt about our ability to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2014, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

Our Annual Report on Form 10-K for the year ended December 31, 2013, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. An update of the risk factor “Failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial results or condition” described therein, may be found in the “Contingencies” section of Note 15 to the Consolidated Financial Statements of this quarterly report on Form 10-Q for the period ended September 30, 2014, under the title “Spanish Competition Investigation”.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended September 30, 2014:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Plans or Programs(1)	(d) Approximate dollar value of share that may yet be purchased under the Plans or Programs (in 000’s)
				121,011
July 1 through July 31, 2014	—	—	—	121,011
August 1 through August 31, 2014	285,400	36.13	285,400	110,699
September 1 through September 30, 2014	245,380	37.19	245,380	101,574

	530,780	36.62	530,780

(1)

During the third quarter of 2014, we repurchased 530,780 shares at an average price of $36.62 per share, for a total cost of $19 million under our stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011 and December 2011. We currently have $102 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit 10.1	Amended and Restated Credit Agreement, dated as of October 3, 2014, among the Company, Domtar Paper Company, LLC, Domtar Inc,. Canadian Imperial Bank of Commerce, Goldman Sachs Bank USA and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent.

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: October 31, 2014

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary