Form 10-K
period 2014-12-31
Domtar CORP
filed 2015-02-27
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large Accelerated Filer  ☒          Accelerated Filer  ☐           Non-Accelerated Filer  ☐          Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,785,297,306.

Number of shares of common stock outstanding as of February 19, 2015: 63,755,722

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, to be filed within 120 days of the close of the registrant’s fiscal year, in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1.	BUSINESS

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers and absorbent hygiene products. The foundation of our business is a network of world class wood fiber converting assets that produce paper grade, fluff and specialty pulp. The majority of our pulp production is consumed internally to manufacture paper and consumer products. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We are also a marketer and producer of a broad line of incontinence care products, marketed primarily under the Attends®, IncoPack® and Indasec® brand names, as well as infant diapers. To learn more, visit www.Domtar.com.

We operate the following business segments: Pulp and Paper and Personal Care. We had revenues of $5.6 billion in 2014, of which approximately 83% was from the Pulp and Paper segment and approximately 17% was from the Personal Care segment. Our Personal Care segment was formed on September 1, 2011, upon completion of the acquisition of Attends Healthcare Inc. (“Attends US”), a manufacturer and supplier of adult incontinence care products in the United States and Canada. On March 1, 2012, we completed the acquisition of Attends Healthcare Ltd. (“Attends Europe”), a manufacturer and supplier of adult incontinence care products in Northern Europe. In addition, on May 10, 2012, we completed the acquisition of EAM Corporation (“EAM”), a manufacturer of high quality airlaid and ultrathin laminated cores used in feminine hygiene, adult incontinence, infant diapers and other medical healthcare and performance packaging solutions. On July 1, 2013, we completed the acquisition of Associated Hygienic Products (“AHP”), a manufacturer and supplier of store brand infant diapers in the United States. On January 2, 2014, we completed the acquisition of Laboratorios Indas, S.A.U. (“Indas”), primarily a branded incontinence products manufacturer and marketer in Spain. The acquired businesses are presented under our Personal Care reportable segment. Information regarding the most recent business acquisitions are included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 3 “Acquisition of Businesses.”

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments.

OUR CORPORATE STRUCTURE

At December 31, 2014, Domtar Corporation had a total of 64,010,087 shares of common stock issued and outstanding.

Our common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS”.

Information regarding our common stock and the exchangeable shares is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 21 “Shareholders’ Equity.”

OUR BUSINESS SEGMENTS

The following summary briefly describes the operations included in each of our reportable segments:

•

Pulp and Paper—Our Pulp and Paper segment comprises the design, manufacturing, marketing and distribution of communication papers, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

•	Personal Care—Our Personal Care segment consists of the manufacturing, marketing and distribution of absorbent hygiene products.

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

FINANCIAL HIGHLIGHTS PER SEGMENT	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
(In millions of dollars, unless otherwise noted)
Sales: (1)
Pulp and Paper	$4,635	$4,825	$5,083
Personal Care	928	566	399

Consolidated sales	$5,563	$5,391	$5,482

Operating income (loss): (1)
Pulp and Paper	$323	$171	$330
Personal Care	54	43	45
Corporate	(13)	(53)	(8)

Total	$364	$161	$367
Segment assets:
Pulp and Paper	$4,102	$4,363	$4,637
Personal Care	1,967	1,272	841
Corporate	116	643	645

Total	$6,185	$6,278	$6,123

(1)	Factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report on Form 10-K.

PULP AND PAPER

Our Manufacturing Operations

We produce 4.1 million metric tons of softwood, fluff and hardwood pulp at 12 of our 13 mills (Port Huron being a non-integrated paper mill). The majority of our pulp is consumed internally to manufacture paper and consumer products, with the balance being sold as market pulp. We also purchase papergrade pulp from third parties allowing us to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated marketer and manufacturer of uncoated freesheet paper in North America. We have nine integrated pulp and paper mills and one paper mill (eight in the United States and two in Canada), with an annual paper production capacity of approximately 3.4 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 13 converting and forms manufacturing operations (including a network of 10 plants located offsite of our paper making operations). Approximately 79% of our paper production capacity is in the United States and the remaining 21% is located in Canada.

We produce market pulp in excess of our internal requirements at our three non-integrated pulp mills in Kamloops, Dryden, and Plymouth as well as at our pulp and paper mills in Ashdown, Espanola, Hawesville, Windsor, Marlboro and Nekoosa. We sell approximately 1.7 million metric tons of pulp per year depending on market conditions. Approximately 53% of our trade pulp production capacity is in the U.S., and the remaining 47% is located in Canada.

The table below lists our operating pulp and paper mills and their annual production capacity:

			Saleable
Production Facility	Fiberline Pulp Capacity		Paper (1)
	# lines	(‘000 ADMT) (2)	# machines	Category (3)	(‘000 ST) (2)
Uncoated freesheet
Ashdown, Arkansas (5)	3	707	3	Communication	629
Windsor, Quebec	1	440	2	Communication	641
Hawesville, Kentucky	1	426	2	Communication	572
Kingsport, Tennessee	1	284	1	Communication	417
Johnsonburg, Pennsylvania	1	230	2	Communication	356
Marlboro, South Carolina	1	317	1	Specialty & Packaging	264
Nekoosa, Wisconsin	1	151	3	Specialty & Packaging	156
Rothschild, Wisconsin	1	65	1	Communication	136
Port Huron, Michigan	—	—	4	Specialty & Packaging	112
Espanola, Ontario	2	332	2	Specialty & Packaging	72

Total Uncoated freesheet	12	2,952	21		3,355
Pulp
Kamloops, British Columbia	1	353	—		—
Dryden, Ontario	1	327	—		—
Plymouth, North Carolina	2	466	—		—

Total Pulp	4	1,146	—		—

Total	16	4,098	21		3,355
Total Trade Pulp (4)		1,709
Pulp purchases		102
Net pulp		1,607

(1)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(2)	ADMT refers to an air dry metric ton and ST refers to short ton.
(3)	Represents the majority of the capacity at each of these facilities.
(4)	Estimated third-party shipments dependent upon market conditions. This also includes shipments to Personal Care.
(5)	On December 10, 2014, Domtar Corporation announced a $160 million capital project to convert a paper machine at the Ashdown, Arkansas mill to a high quality fluff pulp line used in absorbent applications such as baby diapers, feminine hygiene and adult incontinence products. The planned conversion is expected to come online by the third quarter 2016 and will allow for the production of up to 516,000 metric tons of fluff pulp per year once the machine is in full operation. The project will also result in the permanent reduction of 364,000 short tons annual uncoated freesheet production capacity in the second quarter of 2016.

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

During 2014, the cost of wood fiber relating to our Pulp and Paper segment comprised approximately 20% of the total consolidated cost of sales.

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

During 2014, the cost of chemicals relating to our Pulp and Paper segment comprised approximately 12% of the total consolidated cost of sales.

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include: biomass, natural gas, coal, electricity, and a small amount of purchased steam. Approximately 75% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor generated as byproducts of our manufacturing processes. The remainder of the energy comes from purchased electricity, steam and fossil fuels procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuates based on prevailing market conditions. Biomass and fossil fuels are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We own power generating assets, including steam turbines, at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting. Approximately 74% of our electricity requirements are produced internally. We purchase the balance of our electricity requirements from local utilities.

During 2014, energy costs relating to our Pulp and Paper segment comprised approximately 6% of the total consolidated cost of sales.

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

During 2014, outbound transportation costs relating to our Pulp and Paper segment comprised approximately 10% of the total consolidated cost of sales.

Our Product Offering and Go-to-Market Strategy

Our uncoated freesheet papers are categorized into communication and specialty and packaging papers. Communication papers are further categorized into business and commercial printing and publishing applications.

Our business papers include copy and electronic imaging papers, which are used with ink jet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 49% of our shipments of paper products in 2014.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. Design papers, a sub-group of commercial printing and publishing papers, have distinct features of color, brightness and texture and are targeted towards graphic artists, design and advertising agencies, primarily for special brochures and annual reports. These products also include base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 35% of our shipments of paper products in 2014.

We also produce paper for several specialty and packaging markets. These products consist primarily of thermal printing, flexible packaging, food packaging, medical packaging, medical gowns and drapes, sandpaper backing, carbonless printing, labels and other coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 16% of our shipments of paper products in 2014. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

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

The chart below illustrates our channels of distribution for our paper products:

	Communication Papers						Specialty and Packaging Papers
Category	Business Papers			Commercial Printing and Publishing Papers
Domtar sells to:	Retailers i	Merchants i	Office Equipment Manufacturers / Stationers i	Merchants i	Converters i	End-Users	Converters i
Customer sells to:	Printers / End-users	Printers / Retailers / End-users	Retailers / Stationers / End-users	Printers / Converters / End-users	Merchants / Retailers		End-users

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to orders on short notice. In 2014, approximately 36% of our external sales of pulp were domestic, 7% were in Canada and 57% were in other countries.

Our ten largest customers represented approximately 40% of our Pulp and Paper segment sales or 33% of our total sales in 2014. In 2014, Staples, one of our customers of our Pulp and Paper segment represented approximately 9% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2014, approximately 76% of our Pulp and Paper segment sales were domestic, 12% were in Canada, and 12% were in other countries.

PERSONAL CARE

Our Operations

Our Personal Care business consists of the manufacturing, marketing and distribution of absorbent hygiene products, marketed primarily under the Attends®, IncoPack® and Indasec® brand names. We are one of the leading suppliers of adult incontinence products sold into North America and Europe, serving institutional and consumer channels. In 2014, we increased our footprint and product range with the completion of the acquisition of Laboratorios Indas S.A.U (“Indas”) on January 2, 2014.

We operate seven manufacturing facilities, with each having the ability to produce multiple product categories. At our Jesup facility, we have a research and development capabilities and production lines which manufacture high quality airlaid and ultrathin laminated absorbent cores and we also have research and development activities in our division head office in Raleigh, North Carolina.

We operate in the United States and in Europe:

•	Greenville, North Carolina

•	Waco, Texas

•	Delaware, Ohio

•	Aneby, Sweden

•	Jesup, Georgia

•	Toledo, Spain

•	Sant Vicenç de Castellet, Spain

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

Increased healthcare spending

We are expected to benefit from the overall increase in national healthcare spending, which is due to an aging population and is aided by federal legislative expansion of health insurance coverage in the United States. Spending will likely increase as health insurance coverage is expanded and the number of insured patients with the improved ability to access healthcare products and services increases. The healthcare spending increase is expected to positively impact each of the channels that we serve.

Infant Products

We compete within the competitive and volatile store brand segment of infant diapers and training pants. Future demand is forecasted to be roughly flat to low single digit growth in North America and Europe; however, infant diaper is the most important segment within the retail absorbent hygiene category due to the shopper profile of its customers. Today, our business is focused around a small number of large retailers that control the majority of the volume in North America, which is driven by multi-year contracts, and leads to the intense competition and volatility in the industry. We believe the addition of the infant product assortment to our existing platform provides our customers with the complete bundle of products at a scale required to meet their national distribution requirements.

Our Raw Materials

The primary raw materials used in our manufacturing process are nonwovens, fluff pulp (significant portion is supplied internally from our pulp and paper business), super absorbent polymers, polypropylene film, elastics, adhesives and packaging materials that are purchased on a central basis with contracts varying between one and five years. Most contracts have prices that fluctuate based on prevailing market conditions.

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

We serve four channels: acute care, long-term care, homecare, and retail. Through the utilization of our flexible production platform, manufacturing expertise and efficient supply chain management, we are able to provide a complete and high-quality line of products to customers across all channels, under our own brands or those of our customers. We maintain a direct sales organization in the United States, Canada and eleven European countries.

Our Product Development

We currently offer a comprehensive, full suite of products, and we continue to focus on product development to produce even more effective products for our customers. We continue to explore materials, designs and processes that will allow us to manufacture products that absorb wetness quickly, while providing industry leading skin-dryness and superior containment, creating significant value for our customers and consumers.

OUR STRATEGIC INITIATIVES AND FINANCIAL PRIORITIES

Domtar is a leading fiber-based technology company with a unique expertise in transforming raw materials into products that customers want. Our focus on driving innovation, enhancing our operating platforms, and delivering high quality products has made Domtar the supplier of choice for our customers. To further bolster our position and drive enhanced value for our shareholders, Domtar is focused on four key business objectives: (1) driving value in our Pulp and Paper business; (2) building on our existing core competencies in fiber to diversify and expand Domtar’s footprint in growth markets and industries; (3) maintaining a balanced and disciplined approach to capital allocation that allows for growth investments and capital returns to our shareholders; and (4) operating with a focus on environmental responsibility and sustainability. We are confident that the continued focus on these objectives will drive value for our shareholders, provide opportunities for our employees, best serve our customers and bolster the competitive position of our business.

Driving value in the Pulp and Paper business. Domtar’s Pulp and Paper business remains an important part of the growth plan, and we have the right strategies and operating priorities to maximize the value of the business, including increasing productivity, pursuing new sources of paper consumption and repurposing options, and operating an optimal portfolio of strategic assets. We believe that execution on these priorities will enable Domtar to protect its market position in pulp and paper and generate the capital required to expand into complementary growth areas.

Leveraging our fiber expertise to expand into areas of growth. Domtar is well positioned to capitalize on our fiber expertise to diversify our business and expand into new markets. Domtar has a history of proactively adapting to changing market conditions, and today, we are systematically and thoughtfully pivoting to orient the Company towards areas of growth. This is a natural evolution for Domtar and we are uniquely positioned to capitalize on new opportunities in the fiber space. Domtar already has the financial resources, infrastructure, raw materials, technologies and expertise necessary to deliver new products. We also have built a strong foundation for diversification and continue to make important—but disciplined—progress. In 2015, we will continue to focus on optimizing and expanding our operations in markets with positive demand dynamics through the repurposing of assets, investments for organic growth and strategic acquisitions.

Maintaining a balanced and disciplined approach to capital allocation that allows for growth investments and capital returns to our shareholders. Domtar is committed to enhancing shareholder value, and the Company has a solid track record. We believe in a balanced and disciplined approach to capital allocation, and we are committed to deploying capital only to the areas that will achieve the best possible return for our shareholders. Domtar’s free cash flow position allows us to invest in growth and maintain a strong and flexible financial position for operating and strategic initiatives, while still returning capital to our shareholders. To continue generating free cash flow, we are focused on assigning our capital expenditures effectively and minimizing working capital requirements by reducing discretionary spending, reviewing procurement costs and pursuing the balancing of production and inventory control.

Operating in a responsible way. We try to make a positive difference every day by pursuing sustainable growth, valuing relationships, and responsibly managing our resources. We care for our customers, end-users and stakeholders in the communities where we operate, all seeking assurances that resources are managed in a sustainable manner. We strive to provide these assurances by certifying our distribution and manufacturing operations and measuring our performance against internationally recognized benchmarks. We are committed to the responsible use of forest resources across our operations and we are enrolled in programs and initiatives to encourage landowners engaged towards certification to improve their market access and increase their revenue opportunities.

OUR COMPETITION

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers.

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We seek product differentiation through an extensive offering of high quality FSC-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products or shifts from one type of paper to another. All of our pulp and paper manufacturing facilities are located in the United States or in Canada where we sell 88% of our products. The five largest manufacturers of uncoated freesheet papers in North America represent approximately 81% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet papers. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, particularly the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

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

In the adult incontinence business in North America, the top 5 manufacturers supply approximately 90% of the demand and have done so for at least the last 10 years. Competition is along the lines of four major product categories—protective underwear, pads, briefs and underpads with customers split between retail and institutional channels. The retail channel has the majority of sales concentrated in mass marketers and drug stores. The institutional channel includes extended care (long term care and homecare) and acute care facilities.

In the adult incontinence business in Europe, the top 5 manufacturers supply approximately 80% of the healthcare channel and nearly all of the retail channel demand. Competition is along the lines of four major product categories: pads, pull-ons, briefs and underpads, with customers mostly split between mass retail, prescription and closed contract. The mass retail channel is more fragmented than in North America, with a mix of larger chains and smaller players. Approximately 70% of institutional and homecare expenditures are funded by governments in Western Europe.

In the infant diaper business in North America, the top 2 manufacturers supply approximately 80% of the demand with branded labels. Approximately, another 20% is represented by private label, is split among the competition. Competition is along the lines of three major product categories—diapers, training pants and youth pants. Products are marketed in multiples channels—mass retailers, dollar stores, grocery, club, internet and home health care. In the adult incontinence business as well as in the infant diapers business, the principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities.

OUR EMPLOYEES

We have over 9,800 employees, of which approximately 60% are employed in the United States, 29% in Canada and 11% in Europe. Approximately 47% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis. Certain agreements covering approximately 1,701 employees will expire in 2015 and others will expire between 2016 and 2017.

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

Domtar effects this commitment to sustainability at every level and every location across the company. With the support of the Board of Directors, our Management Committee empowers senior managers from manufacturing, technology, finance, sales and marketing and corporate staff functions to regularly come together and establish key sustainability performance metrics, and to routinely assess and report on progress. We have a vice-president position to help lead this effort, allowing the company’s organizational structure to better reflect the priority focus the company places on sustainable performance. At the same time, recognizing that the promise of sustainability is only achieved if it is woven into the fiber of an organization, Domtar is committed to establishing EarthChoice Ambassadors—sustainability leaders and advocates—in every one of the company’s locations. We believe that weaving sustainability into our business positions Domtar for the future.

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

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. Additional information regarding environmental matters is included in Part II, Item 8, Note 22 “Commitments and Contingencies” of this Annual Report on Form 10-K and under the section of Critical accounting policies, caption “Environmental matters and other asset retirement obligations.”

OUR INTELLECTUAL PROPERTY

Many of our brand name products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, Domtar EarthChoice®, Attends®, NovaThin®, NovaZorb®, IncoPack®, Indasec® and Ariva®. These brand names and trademarks are important to the business. Our numerous trademarks have been registered in the United States and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

We own U.S. and foreign patents and have several pending patent applications. Our management regards these patents and patent applications as important but does not consider any single patent or group of patents to be materially important to our business as a whole.

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

OUR EXECUTIVE OFFICERS (“MANAGEMENT COMMITTEE”)

John D. Williams, age 60, has been president, chief executive officer and a director of the Company since January 1, 2009. Previously, Mr. Williams served as president of SCA Packaging Europe between 2005 and 2008. Prior to assuming his leadership position with SCA Packaging Europe, Mr. Williams held increasingly senior management and operational roles in the packaging business and related industries.

Daniel Buron, age 51, is the senior vice-president and chief financial officer of the Company. Mr. Buron was senior vice-president and chief financial officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was vice-president, finance, pulp and paper sales division and, prior to September 2002, he was vice-president and controller. He has over 25 years of experience in finance.

Michael D. Garcia, age 50, is the president, pulp & paper of the Company. Mr. Garcia joined Domtar in 2014. Prior to joining the Company, he was the chief executive officer at EVRAZ Highveld Steel & Vanadium Co., South Africa’s second largest steel producer. He has nearly 25 years of wide-ranging continuous manufacturing expertise that spans consumer products, engineered materials and commodities.

Michael Fagan, age 53, is the senior vice-president, personal care of the Company. Mr. Fagan joined Domtar in 2011, following the acquisition of Attends Healthcare Products, Inc. Mr. Fagan has been with Attends since 1999, when he was hired as Senior Vice President of Sales and Marketing. He was promoted to President and CEO in 2006. Prior to joining Attends, Mr. Fagan held a variety of sales development roles with Procter & Gamble, the previous owners of the Attends line of products.

Zygmunt Jablonski, age 61, is the senior vice-president, law and corporate affairs of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years. From 1985 to 1994, he practiced law in Washington, DC.

Patrick Loulou, age 46, is the senior vice-president, corporate development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector as well as in management consulting. He has over 15 years of experience in corporate strategy and business development.

Richard L. Thomas, age 61, is the senior vice-president, sales and marketing of the pulp & paper division of the Company. Mr. Thomas was vice-president of fine papers of Weyerhaeuser since 2005. Prior to 2005, he was vice-president, business papers of Weyerhaeuser. Mr. Thomas joined Weyerhaeuser in 2002 when Willamette Industries, Inc. was acquired by Weyerhaeuser. At Willamette, he held various management positions in operations since joining in 1992. Previously, he was with Champion International Corporation for 12  years.

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

The Company’s paper business competes with electronic transmission and document storage alternatives, as well as with paper grades it does not produce, such as uncoated groundwood. As a result of such competition, the Company is experiencing ongoing decreasing demand for most of its existing paper products. As the use of these alternatives grows, demand for paper products is likely to further decline. Declines in demand for our paper products may adversely affect the Company’s business, results of operations and financial position.

Failure to successfully implement the Company’s business diversification initiatives could have a material adverse effect on its business, financial results or condition.

The Company is pursuing strategic initiatives that management considers important to our long-term success. The most recent initiatives include, but are not limited to, the integration of adult incontinence and baby diaper businesses acquired during the past three years and the decision to convert a paper machine to produce fluff pulp. The intent of these initiatives is to help grow the business and counteract the secular decline in our core North American paper business. These initiatives may involve organic growth, select joint ventures and strategic acquisitions. The success of these initiatives will depend, among other things, on our ability to identify potential strategic initiatives, understand the key trends and principal drivers affecting those businesses and to execute the initiatives in a cost effective manner. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control.

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

The overall levels of demand for the pulp and paper products the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, the continuation of the current level of service and cost of postal services, as well as competition from electronic substitution. See “Conditions in the global and political economic environment, including the global capital and credit markets, and the economy generally, can adversely affect the Company business, results of operations and financial position” and “The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials.”

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

As a result, prices for all of the Company’s pulp and paper products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. See Part II, Item 8, Note 16 “Closure and restructuring costs and liability”. Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical, transportation and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control, as described below. If the prices of or demand for its pulp and paper products decline, or if its wood fiber, chemical, transportation or energy costs increase, or both, its sales and profitability could be materially and adversely affected.

Conditions in the global and political economic environment, including the global capital and credit markets and the economy generally, can adversely affect the Company’s business, results of operations and financial position.

A significant or prolonged downturn in general economic environment may affect the Company’s sales and profitability. The Company has exposure to counterparties with which it routinely executes transactions. Such counterparties include commercial banks, insurance companies and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. While the Company has not realized any significant losses to date, a bankruptcy or illiquidity event by one of its significant counterparties may materially and adversely affect the Company’s access to capital, future business and results of operations.

In addition, the Company’s customers and suppliers may be adversely affected by severe economic conditions. This could result in reduced demand for its products or its inability to obtain necessary supplies at reasonable costs or at all.

The Company may be negatively impacted by political issues or crises in individual countries or regions, including sovereign risk related to a default by or deterioration in the credit worthiness of local governments.

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

The Company competes with U.S., Canadian and European producers and, for many of its product lines, some global producers, some of which may have greater financial resources and lower production costs than the Company. The principal basis for competition is selling price. The Company’s ability to maintain satisfactory margins depends in large part on its ability to control its costs. The Company cannot provide assurance that it will compete effectively and maintain current levels of sales and profitability. If the Company cannot compete effectively, such failure will have a material adverse effect on its business and results of operations.

The Company’s pulp and paper businesses may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company’s pulp and paper businesses, comprising approximately 20% of the consolidated cost of sales during 2014. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

Other raw materials the Company uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate and sodium hydroxide, sulfuric acid, dyes, peroxide, methanol and aluminum sulfate, super absorbent polymers and nonwovens. The costs of these other raw materials have been volatile historically, and they are influenced by capacity utilization, energy prices and other factors beyond the Company’s control.

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

Employees at 18 of the Company’s facilities, representing approximately half of the Company’s 9,800 employees, are represented by unions through collective bargaining agreements generally on a facility-by-facility basis. Certain of these agreements will expire in 2015 and others will expire between 2016 and 2017. As of December 31, 2014, eight collective bargaining agreements in Canada, representing 713 employees, are up for renegotiation. All unionized employees in the U.S. and Europe were covered by a ratified agreement as of December 31, 2014. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and financial condition.

The Company continues to evaluate potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in the future.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 9% of the Company’s sales in 2014. A significant change in customer relationships or in customer demand for our products could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 9% of the Company’s sales in 2014. A significant reduction in sales to any of the Company’s key customers, which could be due to factors outside its control, such as purchasing diversification or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations. Consolidation among our customers could also create significant cost margin pressure and lead to more complexity across broader geographic boundaries for both us and our key retailers.

A material disruption at one or more of the Company’s manufacturing facilities could prevent it from meeting customer demand, reduce its sales and/or negatively impact its net income.

Any of the Company’s manufacturing facilities, or any of its machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;

•	prolonged power failures;

•	equipment failure;

•	chemical spill or release;

•	malfunction of a boiler;

•	the effect of a drought or reduced rainfall on its water supply;

•	labor difficulties;

•	government regulations;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	adverse weather, fires, floods, earthquakes, hurricanes or other catastrophes;

•	terrorism or threats of terrorism; or

•	other operational problems, including those resulting from the risks described in this section.

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

The Company’s businesses are capital intensive and require that it regularly incur capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2014, the Company’s total capital expenditures were $236 million (2013 – $242 million; 2012 – $236 million).

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

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the revolving credit facility contains restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Part II, Item 8, Note 19 “Long-term debt”, of this Annual Report on Form 10-K for more details.

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Company’s unsecured long-term notes and service its other debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

For 2014, the Company had approximately $92 million in debt service. The Company’s ability to make payments on and refinance its debt, including the Company’s unsecured long-term notes and amounts borrowed under its revolving credit facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2014, the Company’s defined benefit plans had a surplus of $121 million on certain plans and a deficit of $123 million on others.

The Company does not expect any potential short-term liquidity issues to affect the pension funds since pension fund obligations are primarily long-term in nature. Losses in pension fund investments, if any, would result in future increased contributions by the Company. Additional contributions to these pension funds would be required to be paid over 5 year or 10 year periods, depending upon the applicable legislation for funding pension deficits. Losses, if any, would also impact operating results over a longer period of time and immediately increase liabilities and reduce equity.

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2014, the Company’s defined benefit pension plans held assets with a fair value of $1,721 million, including a fair value of $180 million (CDN $209 million) of restructured asset backed notes (“ABN”).

Most of the ABN investments were subject to restructuring (under the court order governing the Montreal Accord that was completed in January 2009) while the remainder is in conduits restructured outside the Montreal

Accord or subject to litigation between the sponsor and the credit counterparty. At December 31, 2014, the Company determined that the fair value of these ABN investments was $180 million (CDN $209 million) (2013 – $203 million (CDN $216 million)). Possible changes that could have an adverse material effect on the future value of the ABN include: (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABN market and (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits.

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

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $68 million of operating expenses and $14 million of capital expenditures in connection with environmental compliance and remediation in 2014. As of December 31, 2014, the Company had a provision of $60 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping) ($67 million as of December 31, 2013).

The Company could also incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting its operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. The Company’s ongoing efforts to identify potential environmental concerns that may be associated with its past and present properties will lead to future environmental investigations. Those efforts will likely result in the determination of additional environmental costs and liabilities which cannot be reasonably estimated at this time.

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or interpretation thereof, might require significant expenditures. For example, changes in climate change regulation – For additional information, refer to Part II, Item 8, Note 22 “Commitments and Contingencies” under the caption “Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”).” The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

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

Spanish Competition Investigation

In September 2014, following preliminary inquiries commenced in January 2014, Spain’s National Commission of Markets and Competition initiated a formal investigation of several companies and their parent companies, including Indas (a subsidiary of the Company, acquired on January 2, 2014), and two of its affiliates, as well as an industry association, Federacion Espanola de Empresas de Tecnologia Sanitaria (FENIN), with respect to possible unlawful conduct, consisting of fixing prices, commercial terms and dispensation of heavy adult incontinence products in the Spanish market. The activities under investigation predate the acquisition of Indas by the Company. The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers is backed by bank guarantees, and limited insurance coverage has been purchased with regard to excess liability. As a result, while the final outcome with respect to the investigation cannot be predicted with certainty, it is management’s opinion that its resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The efficiency of our operations could be adversely affected by disruptions to our Information Technology (IT) Services.

The Company’s information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, and providing other processes necessary to manage its business. The Company is exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, the Company’s information technology systems may be vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company’s risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company’s operations are not disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation, inefficiencies or production down-times and increased cyber security protection and remediation costs. Such consequences could have a negative impact on our ability to meet customers’ orders, resulting in a delay or decrease to our revenue and a reduction to our operating margins.

The Company’s balance sheet includes a significant amount of goodwill and intangible assets. We may be required to record a material charge to earnings due to impairment of goodwill and/or intangible assets carried on our balance sheet.

As a result of business acquisitions in the past years, mostly in the Personal Care segment, the Company carries on its balance sheet goodwill and intangible assets. Goodwill represents the excess of the purchase price of each of our acquisitions over the fair value of identifiable tangible and intangible assets of the acquired business. As of December 31, 2014, the Company’s balance sheet included goodwill of $567 million, all of which is attributable to our Personal Care segment, and intangible assets of $661 million, of which $381 million related to intangible assets subject to amortization and $280 million related to indefinite-lived intangible assets. In accordance with U.S. GAAP, the Company performs annual evaluations or more frequently if impairment indicators arise, for potential impairment of the carrying value of goodwill for each of its reporting units and of its intangible assets.

Impairment assessments inherently involve management judgment as to the assumptions used to estimate fair value of the reporting units or intangible asset being tested. Changes in assumptions or estimates can materially affect the determination of fair value. The major factors that influence the analysis of fair value are the Company’s estimates for above-market future sales growth, driven by recently completed significant capital investments in new production lines, and the discount rate associated with the reporting unit or asset being tested. In connection with the Company’s annual impairment testing performed in 2014, the first step of such testing indicated that the fair values of our reporting units and indefinite-lived intangible assets exceeded their respective carrying amounts. The estimated fair value of the Personal Care reporting unit, excluding EAM, exceeded its carrying value by 15%. If assumed significant revenue growth is not achieved in future periods and/or there is an increase to the rate used to discount the estimated cash flows, there is the potential for partial or full goodwill impairment related to the reporting unit and/or related indefinite-lived intangible assets. As of December 31, 2014, the goodwill balance attributable to the Personal Care reporting unit, excluding EAM, was $536 million and the carrying value of related intangible assets for Personal Care was $646 million. If we are required to write-down all or a significant amount of the goodwill attributable to the Personal Care reporting unit, excluding EAM, and/or the carrying value of related intangible assets, and consequently record a non-cash impairment charge, our results of operations and financial condition would be adversely affected.

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

Listing of facilities and locations

Head Office

Montreal, Quebec

Pulp and Paper

Divisional Head Office:

Fort Mill, South Carolina

Uncoated Freesheet:

Ashdown, Arkansas

Espanola, Ontario

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Nekoosa, Wisconsin

Port Huron, Michigan

Rothschild, Wisconsin

Windsor, Quebec

Pulp:

Dryden, Ontario

Kamloops, British Columbia

Plymouth, North Carolina

Chip Mills:

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro, South Carolina

Converting and Distribution—Onsite:

Ashdown, Arkansas

Rothschild, Wisconsin

Windsor, Quebec

Converting and Forms Manufacturing:

Addison, Illinois

Brownsville, Tennessee

Dallas, Texas

DuBois, Pennsylvania

Griffin, Georgia

Owensboro, Kentucky

Ridgefields, Tennessee

Rock Hill, South Carolina

Tatum, South Carolina

Washington Court House, Ohio

Enterprise Group*—United States:

Birmingham, Alabama

Phoenix, Arizona

San Lorenzo, California

Mira Loma, California

Denver, Colorado

Jacksonville, Florida

Lakeland, Florida

Medley, Florida

Atlanta, Georgia

Addison, Illinois

Indianapolis, Indiana

Altoona, Iowa

Kansas City, Kansas

Lexington, Kentucky

Louisville, Kentucky

Mansfield, Massachusetts

Wayland, Michigan

Wayne, Michigan

Minneapolis, Minnesota

Jackson, Mississippi

St-Louis, Missouri

Omaha, Nebraska

Delran, New Jersey

Hoboken, New Jersey

Albuquerque, New Mexico

Buffalo, New York

Charlotte, North Carolina

Brookpark, Ohio

Cincinnati, Ohio

Plain City, Ohio

Pittsburgh, Pennsylvania

Memphis, Tennessee

Antioch, Tennessee

Garland, Texas

Houston, Texas

San Antonio, Texas

Salt Lake City, Utah

Richmond, Virginia

Kent, Washington

Enterprise Group*—Canada:

Calgary, Alberta

Longueuil, Quebec

Richmond, Quebec

Mississauga, Ontario

Regional Replenishment Centers (RRC)—United States:

Mira Loma, California

Indianapolis, Indiana

Addison, Illinois

Walton, Kentucky

Delran, New Jersey

Charlotte, North Carolina

Garland, Texas

San Antonia, Texas

Jacksonville, Florida

Kent, Washington

Regional Replenishment Centers (RRC)—Canada:

Richmond, Quebec

Mississauga, Ontario

Winnipeg, Manitoba

Ariva—Canada:

Ottawa, Ontario

Toronto, Ontario

Montreal, Quebec

Quebec City, Quebec

Halifax, Nova Scotia

Mount Pearl, Newfoundland

Representative office—International

Hong Kong, China

Personal Care

Divisional Head Office:

Raleigh, North Carolina

North America

Attends—North America

Manufacturing and Distribution:

Greenville, North Carolina

AHP

Manufacturing and Distribution

Waco, Texas

Delaware, Ohio

EAM Corporation

Manufacturing and Distribution:

Jesup, Georgia

Europe

Attends—Europe

Manufacturing and Distribution:

Aneby, Sweden

Direct Sales Organizations:

Emmerloord, The Netherlands

Espoo, Finland

Keebergen, Belgium

Oslo, Norway

Pasching, Austria

Rheinfelden, Switzerland

Schwalbach am Taunus, Germany

Indas

Manufacturing and Distribution

Sant Vicenç de Castellet, Spain

Toledo, Spain

Direct Sales Organizations

Casablanca, Morocco

*	Enterprise Group is involved in the sale and distribution of Domtar papers, notably continuous forms, cut size business papers as well as digital papers, converting rolls and specialty products.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. The Company periodically reviews the status of these proceedings and assesses the likelihood of any adverse judgments or outcomes of these legal proceedings, as well as analyzes probable losses. Although the final outcome of any legal proceeding is subject to a number of variables and cannot be predicted with any degree of certainty, management currently believes that the ultimate outcome of current legal proceedings will not have a material adverse effect on the Company’s long-term results of operations, cash flow or financial position. However, an adverse outcome in one or more of the following significant legal proceedings could have a material adverse effect on the Company’s results, financial condition or cash flow in a given quarter or year.

For a discussion of commitments, legal proceedings and related contingencies, refer to Part II, Item 8, Note 22 “Commitments and Contingencies,” of this Annual Report on Form 10-K, for more details.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS.” The following table sets forth the price ranges of our common stock during 2014 and 2013.

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2014 Quarter
First	57.57	45.58	56.11	63.74	48.47	62.06
Second	56.22	42.85	42.85	62.05	45.86	45.86
Third	43.41	35.13	35.13	46.31	38.50	39.32
Fourth	42.58	33.06	40.22	48.55	37.66	46.68

Year	57.57	33.06	40.22	63.74	37.66	46.68

2013 Quarter
First	43.54	36.62	38.81	42.84	37.50	39.49
Second	39.39	32.53	33.25	39.84	33.88	34.98
Third	40.49	32.53	39.71	41.76	33.84	40.93
Fourth	48.15	39.72	47.17	51.61	41.00	50.11

Year	48.15	32.53	47.17	51.61	33.84	50.11

Refer to Part II, Item 8, Note 21 “Shareholders’ Equity” for more information on the 2-for-1 split on April  30, 2014.

HOLDERS

At December 31, 2014, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 7,470.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

On February 23, 2015, the Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on April 15, 2015 to shareholders of record on April 2, 2015.

During 2014, the Company declared one quarterly dividend of $0.275 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc and three quarterly dividends of $0.375 per share, to holders of the Company’s common stock. The total dividends of approximately $18 million, $24 million, $24 million and $24 million were paid on April 15, 2014, July 15, 2014, October 15, 2014 and January 15, 2015, respectively, to shareholders of record as of March 14, 2014, July 2, 2014, October 2, 2014 and January 2, 2015, respectively.

During 2013, the Company declared one quarterly dividend of $0.225 per share, on a post-split basis, and three quarterly dividends of $0.275 per share, on a post-split basis, to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. The total dividends of approximately $15 million, $19 million, $18 million and $17 million were paid on April 15, 2013, July 15, 2013, October 15,

2013 and January 15, 2014, respectively, to shareholders of record as of March 15, 2013, June 14, 2013, September 13, 2013 and December 13, 2013, respectively.

The Board of Directors authorized a stock repurchase program (“the Program”) of up to $1 billion of the Company’s common stock. On February 23, 2015, the Company’s Board of Directors approved an increase to the Program from $1 billion to $1.3 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of its stock options, awards, and to improve shareholders’ returns.

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

During 2014, the Company repurchased 996,967 shares at an average price of $38.59 for a total cost of $38 million (2013 – 5,019,606; $36.55 and $183 million, respectively).

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

As a result of the redemption of exchangeable shares, the Company reclassified $32 million from Exchangeable shares to Additional paid-in capital.

Share repurchase activity under our share repurchase program was as follows during the year ended December 31, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
January 1 through March 31, 2014	—	$—	—	$121,000
April 1 through June 30, 2014	—	$—	—	$121,000
July 1 through September 30, 2014	530,780	$36.62	530,780	$101,563
October 1 through October 31, 2014	—	$—	—	$101,563
November 1 through November 30, 2014	336,189	$41.19	336,189	$87,716
December 1 through December 31, 2014	129,998	$39.94	129,998	$82,525

	996,967	$38.59	996,967

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on December 31, 2009 with a $100 investment in an equally-weighted portfolio of a peer group(1), and a $100 investment in the S&P 400 MidCap Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

In May 2011, Domtar Corporation was added to the Standard and Poor’s MidCap 400 Index and since then we are using this Index.

(1)	On May 18, 2007, the Human Resources Committee of the Board of Directors established performance measures as part of the Performance Conditioned Restricted Stock Units (“PCRSUs”) Agreement including the achievement of a total shareholder return compared to a peer group. The 2014 peer group includes: Verso Corporation, Sonoco Products Company, Glatfelter Corporation, International Paper Co., MeadWestvaco Corporation, Kimberly-Clark Corporation, Packaging Corp. of America, Resolute Forest Products Inc., Neenah Paper, Inc., UPM-Kymmene Corp., SCA and Stora Enso Oyj.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$5,563	$5,391	$5,482	$5,612	$5,850
Closure and restructuring costs and, impairment and write-down of property, plant and equipment and intangible assets	32	40	44	137	77
Depreciation and amortization	384	376	385	376	395
Operating income	364	161	367	592	603
Net earnings	431	91	172	365	605
Net earnings per common share—basic [1]	$6.65	$1.37	$2.39	$4.58	$7.07
Net earnings per common share—diluted [1]	$6.64	$1.36	$2.39	$4.54	$7.00
Cash dividends paid per common and exchangeable share	$1.30	$1.00	$0.80	$0.60	$0.25

Balance Sheet Data:
Cash and cash equivalents	$174	$655	$661	$444	$530
Net property, plant and equipment	3,131	3,289	3,401	3,459	3,767
Total assets	6,185	6,278	6,123	5,869	6,026
Working capital	674	680	648	660	655
Long-term debt due within one year	169	4	79	4	2
Long-term debt	1,181	1,510	1,128	837	825
Total shareholders’ equity	2,890	2,782	2,877	2,972	3,202

1	Earnings per common share has been adjusted on a post-split basis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Domtar Corporation’s audited consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries, as well as its investments. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the twelve-month periods ended December 31, 2014, 2013 and 2012. The twelve-month periods are also referred to as 2014, 2013 and 2012. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

The MD&A is organized in the following sections:

•	Overview

•	2014 Highlights

•	Consolidated Results of Operations and Segment Review

•	Outlook

•	Liquidity and Capital Resources

•	New Accounting Pronouncements and Critical Accounting Estimates and Policies

OVERVIEW

We have two reportable segments as described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies.

The following summary briefly describes the operations included in each of our reportable segments.

Pulp and Paper: Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication and specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

Personal Care: Our Personal Care segment consists of the manufacturing, marketing and distribution of absorbent hygiene products.

2014 HIGHLIGHTS

•	Operating income and net earnings increased by 126% and 374%, respectively

•	Continued execution of our growth strategy through the acquisition of Laboratorios Indas S.A.U. (“Indas”) on January 2, 2014 (refer to Note 3 “Acquisition of Business”)

•	Sales increased by 3% from 2013. Net average selling prices for pulp and paper were up from 2013 while volume in both pulp and paper were down from 2013

•

Recognition of previously unrecognized tax benefits of $207 million, most of which is related to the non-taxability of Alternative Fuel Tax Credits (“AFTC”) and $18 million of income related to AFTC deferred revenue, both following the conclusion of Internal Revenue Service (“IRS”) audits

•	We repurchased $38 million of our common stock and paid $84 million in dividends

•	2-for-1 split of our common stock increasing our common stock outstanding from 32.5 million shares to 65 million shares in Q2 2014

•	Decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line

	Twelve months ended			Variance 2014 vs. 2013		Variance 2013 vs. 2012
FINANCIAL HIGHLIGHTS	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012	$	%	$	%
(In millions of dollars, unless otherwise noted)
Sales	$5,563	$5,391	$5,482	$172	3%	$(91)	-2%
Operating income	364	161	367	203	126%	(206)	-56%
Net earnings	431	91	172	340	374%	(81)	-47%
Net earnings per common share (in dollars)[1]:
Basic	$6.65	$1.37	$2.39	$5.28		$(1.02)
Diluted	$6.64	$1.36	$2.39	$5.28		$(1.03)

						At December 31, 2014	At December 31, 2013
Total assets						$6,185	$6,278
Total long-term debt, including current portion						$1,350	$1,514

1	See Note 6 “Earning per common share” for more information on the calculation of net earnings per common share.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

Analysis of Net Sales

By Business Segment	Twelve months ended			Variance 2014 vs. 2013		Variance 2013 vs. 2012
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012	$	%	$	%
Pulp and Paper	$4,674	$4,843	$5,088	(169)	-3%	(245)	-5%
Personal Care	928	566	399	362	64%	167	42%

Total for reportable segments	5,602	5,409	5,487	193	4%	(78)	-1%
Intersegment sales—Pulp and Paper	(39)	(18)	(5)	(21)		(13)

Consolidated	5,563	5,391	5,482	172	3%	(91)	-2%

Shipments
Paper—manufactured (in thousands of ST)	3,145	3,260	3,320	(115)	-4%	(60)	-2%
Communication Papers	2,635	2,777	2,854	(142)	-5%	(77)	-3%
Specialty and Packaging	510	483	466	27	6%	17	4%
Paper—sourced from third parties (in thousands of ST)	173	282	361	(109)	-39%	(79)	-22%
Paper (in thousands of ST)—total	3,318	3,542	3,681	(224)	-6%	(139)	-4%
Pulp (in thousands of ADMT)	1,391	1,445	1,557	(54)	-4%	(112)	-7%

Analysis of Changes in Sales

	2014 vs. 2013 % Change in Net Sales due to					2013 vs. 2012 % Change in Net Sales due to
	Net Price	Volume / Mix	Acquisition/ Divestiture		Total	Net Price	Volume / Mix	Acquisition/ Divestiture		Total
Pulp and Paper	3%	-3%	-3	% (a)	-3%	-1%	-1%	-3	% (a)	-5%
Personal Care	-1%	0%	65	% (b)	64%	0%	12%	30	% (c)	42%
Consolidated sales	2%	-3%	4%		3%	-1%	0%	-1%		-2%

Commentary:

(a)	Sale of Ariva U.S. business (“Ariva U.S.”) on July 31, 2013.

(b)	Acquisition of Indas on January 2, 2014 and Associated Hygienic Products LLC (“AHP”) on July 1, 2013.

(c)	Acquisition of AHP on July 1, 2013, Attends Healthcare Limited (“Attends Europe”) on March 1, 2012 and EAM Corporation (“EAM”) on May 10, 2012.

Commentary—Year ended December 31, 2014 compared to Year ended December 31, 2013

Consolidated Sales

Sales for 2014 amounted to $5,563 million, an increase of $172 million, or approximately 3%, from sales in 2013. Net prices were up mostly due to an increase in our net average selling price for pulp by approximately 7% and paper by approximately 2%. Sales were also impacted by the inclusion of sales from our acquired Indas and AHP businesses. These increases to sales were partially offset by the impact of the disposition of our Ariva U.S. business in the third quarter of 2013 ($150 million) and a decrease in our paper sales volume of approximately 6% and pulp sales volume of approximately 4%.

Commentary—Year ended December 31, 2013 compared to Year ended December 31, 2012

Consolidated Sales

Sales for 2013 amounted to $5,391 million, a decrease of $91 million, or approximately 2% from sales in 2012. This decrease in sales is mainly attributable to the sale of Ariva U.S. in the third quarter of 2013 ($158 million), a decrease in our net average selling price for paper by approximately 2%, a decrease in our pulp sales volume by approximately 7% and a decrease in our paper sales volume by approximately 4%. These decreases were partially offset by the increase in sales due to the acquisition of AHP at the beginning of the third quarter of 2013 as well as inclusion of a full year of sales from Attends Europe and EAM. In addition, our net average selling price for pulp increased by approximately 5%.

Analysis of Operating Income

By Business Segment	Twelve months ended			2014 vs. 2013 Variance		2013 vs. 2012 Variance
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012	$	%	$	%
Operating income (loss)
Pulp and Paper	323	171	330	152	89%	(159)	-48%
Personal Care	54	43	45	11	26%	(2)	-4%
Corporate	(13)	(53)	(8)	40		(45)

Consolidated operating income	364	161	367	203	126%	(206)	-56%

2014 vs. 2013

	$ Change in Segmented Operating income due to
	Volume/ Mix	Net Price	Input Costs (a)	Operating (b) expenses	Currency	Acquisition/ Divestiture (c)	Depreciation/ impairment (d)	Restructuring (e)	Other Income/ expense (f)	Total
Pulp and Paper	(65)	142	(55)	(8)	51	24	41	(17)	39	152
Personal Care	—	(5)	(7)	(1)	—	27	(5)	2	—	11
Corporate	—	—	—	(8)	—	—	—	6	42	40

Consolidated operating income	(65)	137	(62)	(17)	51	51	36	(9)	81	203

(a)	Includes raw materials (fiber and chemicals) and energy expenses.

(b)	Includes maintenance, freight costs, SG&A expenses and other costs.

(c)	Sale of Ariva U.S. business on July 31, 2013 and acquisition of AHP on July 1, 2013 and Indas on January 2, 2014.

(d)	In 2014, we recorded $4 million of accelerated depreciation related to the conversion of a paper machine to a pulp line at Ashdown in Q4 2014. In 2013, we recorded impairment charges related to our Kamloops mill in Q1 2013 ($10 million), impairment charges to property, plant and equipment related to our sold Ariva U.S. business in Q2 2013 ($5 million) and at a paper converting site in Q4 2013 ($5 million) as well as a write-down of property plant and equipment in Personal Care in Q4 2013 ($2 million). Depreciation charges were lower by $18 million in 2014.

(e)

2014 restructuring charges relate to:	2013 restructuring charges relate to:
—Ottawa pension settlement in Q4 2014 ($19 million)	—Pension settlement expenses related to our previously closed Big River sawmill ($6 million) and our Dryden paper mill ($7 million)
—Fluff conversion related charges at Ashdown in Q4 2014 ($3 million)
—Indianapolis Forms/ Converting center in Q4 2014 ($3 million)	—Pension withdrawals at Indianapolis in Q2 2013 ($3 million)
—Previous closures in Q3 2014 ($2 million)	—Our Personal Care segment in Q2 2013 ($2 million)

(f)

2014 operating expenses / income includes:	2013 operating expenses / income includes:
—Deferred revenues on AFTC following the conclusion of IRS audits in Q3 2014 ($18 million)	—Settlement of litigation with George Weston Limited in Q2 2013 ($49 million)
—Insurance claim received for the Johnsonburg turbine in Q4 2014 ($7 million)	—Charges related to the conversion of AFTC to Cellulosic Biofuel Producer Credit (“CBPC”) in Q1 2013 ($26 million)
—Insurance claim received for the Windsor digestor in Q4 2014 ($4 million)	—Gain on sale of Port Edwards assets in Q1 2013 ($10 million)
—Gain on sale of Cornwall land in Q4 2013 ($6 million)
—Gain on derivative foreign exchange contract related to the acquisition of Indas in Q4 2013 ($5 million)
—Reversal of environmental provision at a closed facility in Q4 2013 ($5 million)

2013 vs. 2012

	$ Change in Segmented Operating income due to
	Volume/ Mix	Net Price	Input Costs (a)	Operating expenses (b)	Currency	Acquisition/ Divestiture (c)	Depreciation/ impairment (d)	Restructuring (e)	Other Income/ expense (f)	Total
Pulp and Paper	(66)	(30)	(40)	(70)	29	(10)	13	17	(2)	(159)
Personal Care	17	—	(3)	(14)	—	4	(5)	(1)	—	(2)
Corporate	—	—	—	5	—	—	—	(6)	(44)	(45)

Consolidated operating income	(49)	(30)	(43)	(79)	29	(6)	8	10	(46)	(206)

(a)	Includes raw materials (fiber and chemicals) and energy expenses.

(b)	Includes maintenance, freight costs, SG&A expenses and other costs.

(c)	Sale of Ariva U.S. business on July 31, 2013 and acquisition of AHP on July 1, 2013, Attends Europe on March 1, 2012 and EAM on May 10, 2012.

(d)	In 2013, we recorded impairment charges related to the permanent shutdown of a pulp line at our Kamloops mill in Q1 2013 ($10 million), impairment charges to property, plant and equipment related to our sold Ariva U.S. business in Q2 2013 ($5 million) and impairment charges related to a paper converting site in Q4 2013 ($5 million). In addition, we recorded a write-down of property, plant and equipment due to the replacement of certain equipment related to Personal Care in Q4 2013 ($2 million). In 2012, we recorded impairment on property, plant and equipment related to our Kamloops mill in Q4 2012 ($7 million), impairment charges related to customer relationships at our sold Ariva U.S. business in Q4 2012 ($5 million) and write-down of property, plant and equipment at our Mira Loma location in Q1 2012 ($2 million). Depreciation charges were lower by $16 million in 2013.

(e)

2013 restructuring charges relate to:	2012 restructuring charges relate to:

—Pension settlement expenses related to our previously closed Big River sawmill ($6 million) and our Dryden paper mill ($7 million)

—Pension withdrawals at Indianapolis in Q2 2013 ($3 million)

—Our Personal Care segment in Q2 2013 ($2 million)

—Withdrawal from a multiemployer plan at Ashdown in Q4 2012 ($14 million) and other multiemployer plans ($2 million) —Closure of a pulp line at our Kamloops pulp mill in Q4 2012 ($9 million)

(f)

2013 operating expenses / income includes:
—Settlement of litigation with George Weston Limited in Q2 2013 ($49 million)
—Charges related to the conversion of AFTC to CBPC in Q1 2013 ($26 million)
—Gain on sale of Port Edwards assets in Q1 2013 ($10 million)
—Gain on sale of Cornwall land in Q4 2013 ($6 million)
—Gain on derivative foreign exchange contract related to Indas in Q4 2013 ($5 million)
—Reversal of environmental provision at a closed facility in Q4 2013 ($5 million)

Commentary—Year ended December 31, 2014 compared to Year ended December 31, 2013

Consolidated

Operating Income—Refer to segment analysis

Interest Expense, net

We incurred $103 million of net interest expense in 2014, an increase of $14 million compared to net interest expense of $89 million in 2013. Higher interest expense in 2014 was due to the issuance of $250 million 6.75% Notes due 2044 in November 2013 to partially fund the Indas acquisition. The increase was also due to $3 million of interest related to long-term payables on multiemployer plans. In 2013, we had $2 million of premiums expensed related to the repayment of our 5.375% Notes due 2013 and $1 million of additional charges.

Income Taxes

For 2014, our income tax benefit amounted to $170 million compared to a tax benefit of $20 million in 2013, which approximated an effective tax rate of -65% and -28% for 2014 and 2013, respectively.

In 2014, the IRS completed its ongoing U.S. federal income tax audit for tax years 2009, 2010, and 2011, and we filed related amended state tax returns. The net impact of the audit resolution resulted in a tax benefit of $207 million for 2014, which impacted the effective tax rate. This benefit consisted primarily of the recognition of previously unrecognized tax benefits of $200 million and additional U.S. manufacturing deductions of $7 million. The effective tax rate was also impacted by the recognition of $18 million of AFTC with no related tax expense. During 2014, we recorded $18 million of tax credits, mainly research and experimentation credits pertaining to current and prior years. The effective tax rate for 2014 was also significantly impacted by an enacted tax rate decrease in Spain.

During 2013, we recorded $54 million of various tax credits pertaining to current and prior years. These credits included the conversion of $26 million of AFTC into $55 million of CBPC resulting in an after-tax benefit of $33 million for the new credit, as well as research and experimentation credits and other federal and state credits. Also, our effective tax rate was reduced in 2013 by the impact of the U.S. manufacturing deduction and enacted law changes in certain states and provinces. The effective tax rate was increased by the impact of certain non-deductible payments, mainly the Weston litigation settlement and the AFTC repayment, and an increase in the valuation allowance on certain losses. Additionally, the effective tax rate was impacted by an $8 million reduction in unrecognized tax benefits pertaining to the AFTC which was converted to CBPC, partially offset by $5 million of accrued interest on uncertain tax positions.

Valuation Allowances

In 2014, we recorded a net valuation allowance of $7 million related to certain foreign loss carryforwards, which impacted the effective tax rate for 2014. In 2013, we recorded a valuation allowance of $5 million, mostly related to certain loss carryforwards, which impacted the effective tax rate for 2013.

Alternative Fuel Tax Credit

As of December 31, 2014, we have no remaining gross unrecognized tax benefits and interest or related deferred tax assets associated with the AFTC claimed on our 2009 tax return. These benefits were recognized, $178 million net of deferred taxes, during 2014, thus impacting the effective tax rate. Additional information regarding unrecognized tax benefits is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 10 “Income taxes”.

Commentary—Year ended December 31, 2013 compared to Year ended December 31, 2012

Consolidated

Operating Income—Refer to segment analysis

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

During 2013, we recorded $54 million of various tax credits pertaining to current and prior years. These credits included the conversion of $26 million of AFTC into $55 million of CBPC resulting in an after-tax benefit of $33 million for the new credit, as well as research and experimentation credits and other federal and state credits. Also, our effective tax rate was reduced in 2013 by the impact of the U.S. manufacturing deduction and enacted law changes in certain states and provinces. The effective tax rate was increased by the impact of certain non-deductible payments, mainly the Weston litigation settlement and the AFTC repayment, and an increase in the valuation allowance on certain losses. Additionally, the effective tax rate was impacted by an $8 million reduction in unrecognized tax benefits pertaining to the AFTC which was converted to CBPC, partially offset by $5 million of accrued interest on uncertain tax positions.

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

OUTLOOK

We expect North American demand for uncoated freesheet to decline in 2015 with long-term secular trends. We anticipate some short-term volatility in pulp markets due to the recent strengthening of the U.S. dollar. Our new manufacturing platform is expected to generate revenue and earnings growth in our Personal Care business. A weak Canadian dollar is expected to benefit our pulp and paper mills in Canada while a weak Euro will negatively impact the translation of our Personal Care Euro results. We anticipate that oil-based input costs will be down year-over-year.

PULP AND PAPER

Operating Income

Operating income in our Pulp and Paper segment amounted to $323 million in 2014, an increase of $152 million, when compared to operating income of $171 million in 2013. Overall, our operating results improved when compared to 2013, primarily due to:

•	Higher average selling prices for pulp and paper ($142 million)

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($51 million)

•	The conversion of AFTC into CBPC in Q1 2013 which negatively impacted operating income in 2013 ($26 million) (refer to Note 10 “Income Taxes”)

•	Lower depreciation charges ($25 million) due to certain assets reaching the end of their useful lives

•	Loss on sale of Ariva U.S. business in Q3 2013 ($20 million)

•	Lower chemical costs mostly due to higher prices of starch in 2013 ($19 million)

•	Recognition of income related to AFTC deferred revenue following the conclusion of IRS audits in 2014 ($18 million)

•

Lower impairment charges in 2014 ($16 million) mostly related to closure of a pulp line at Kamloops and write-off of property, plant and equipment at our sold Ariva U.S. business and at a paper converting site, all of which occurred in 2013

This increase was partially offset by:

•	Lower volume of paper and pulp ($65 million)

•	Higher costs of wood fiber mostly due to extreme cold weather driving up wood prices as well as increased use of softwood ($58 million)

•	Restructuring charges in 2014 mostly related to the Ottawa pension settlement ($17 million)

•	Higher costs of energy due to extreme cold weather driving up the price of natural gas ($16 million)

•	Higher freight costs due in part to a strike at the port of Vancouver and disruptions in the Canadian rail service ($12 million)

•	The gain on sale of Port Edwards assets ($10 million) and on disposal of Cornwall land ($6 million), both in 2013

Operating income in our Pulp and Paper segment amounted to $171 million in 2013, a decrease of $159 million, when compared to operating income of $330 million in 2012. Overall, our operating results decreased when compared to 2012, primarily due to:

•	Lower average selling prices for paper ($73 million)

•	Lower volume of paper and pulp ($66 million)

•	The conversion of AFTC ($26 million) into CBPC in Q1 2013 which negatively impacted operating income in 2013 (refer to Note 10 “Income Taxes”)

•	Loss on sale of Ariva U.S. business in Q3 2013 ($20 million)

•	Higher costs of fiber ($20 million, mostly due to increased demand and mix changes)

•	Higher selling, general and administrative charges mostly due to a gain of $12 million related to the curtailment of a post-retirement benefit plan in 2012

•

Higher impairment of property, plant and equipment charges in 2013 ($6 million). In 2013, impairment charges related to our Kamloops mill in Q1 2013 ($10 million), our sold Ariva U.S. business in Q2 2013 ($5 million) and a paper converting site in Q4 2013 ($5 million)

•	Higher costs of energy ($17 million) due primarily to increased pricing

•	Higher maintenance costs ($15 million) due to timing of major maintenance outages, additional repairs and expanded scope of outages

•	Higher freight costs ($13 million), due mostly to changes in our distribution network and the acquisition of Xerox’s paper and print media products’ assets in Q2 2013

•	Higher salaries and wages mostly due to wage increases ($11 million)

This decrease was partially offset by:

•	Higher average selling prices for pulp ($43 million)

•	Positive impact of a weaker Canadian dollar on our Canadian dollar expenses, net of our hedging program ($29 million)

•	Lower restructuring charges mostly due to the withdrawal from a multiemployer plan at Ashdown ($14 million) and shut down of a pulp line at our Kamloops pulp mill ($9 million), both in 2012

•

Lower depreciation charges primarily due to reduced assets following the permanent shut down of a pulp line at our Kamloops pulp mill in Q1 2013 and several assets reaching their useful lives ($19 million)

•	The gain on sale of Port Edwards assets ($10 million) and on disposal of Cornwall land ($6 million), both in 2013

PERSONAL CARE

Operating Income

Operating income increased by 26% or $11 million in 2014 compared to 2013, primarily due to:

•	Impact of acquisitions

•	Write-down of property, plant and equipment in 2013 ($2 million)

•	Closure and restructuring costs of $2 million in 2013 (refer to Note 16 “Closure and restructuring costs and liability”)

These increases were partially offset by the following:

•	Higher raw materials costs mostly due to an increase in price of non-wovens and fluff pulp ($7 million)

•	Increased depreciation charges mainly due to increased capital expenditures ($7 million)

•	Unfavorable average net selling prices ($5 million)

•	Higher selling, general and administrative expenses due mostly to an increase in salaries and wages ($4 million)

•	Negative impact of the sale of finished goods inventory that had been marked to fair value at the time of the acquisition of Indas in 2014 ($3 million)

•	Write down of inventory ($2 million)

Operating income decreased by 4% or $2 million in 2013 compared to 2012, primarily due to:

•	Higher selling, general and administrative expenses due mostly to the creation of the division ($14 million)

•	Increase in raw materials costs mostly due to an increase in price of non-wovens ($3 million)

•	Increased depreciation charges mainly due to increased capital expenditures ($3 million)

•	Increase in salaries and wages due mostly to annual compensation increases ($2 million)

•	Write-down of property, plant and equipment in 2013 ($2 million)

•

Closure and restructuring costs of $2 million in Q2 2013 related to the streamlining of our U.S. and European operations compared to closure and restructuring costs of $1 million in Q3 2012 (refer to Note 16 “Closure and restructuring costs and liability”)

These decreases were partially offset by the following:

•	Higher volume and favorable mix ($17 million)

•	Impact of the acquisition of AHP in 2013 ($4 million)

STOCK-BASED COMPENSATION EXPENSE

Under the Omnibus Incentive Plan (the “Omnibus Plan”), we may award to key employees and non-employee directors at the discretion of the Human Resources Committee of the Board of Directors, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance-conditioned restricted stock units, performance share units, deferred share units and other stock-based awards. We generally grant awards annually and use, when available; treasury stock to fulfill awards settled in common stock and options exercises.

For the year ended December 31, 2014, stock-based compensation expense recognized in our results of operations was $9 million (2013 – $13 million; 2012 – $20 million). Stock-based compensation expense not yet recognized amounted to $14 million (2013 – $11 million; 2012 – $12 million) and will be recognized over the remaining service period of approximately 28 months. The aggregate value of liability awards settled in 2014 was $12 million. The total fair value of equity awards settled in 2014 was $10 million. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $600 million is currently undrawn and available, or through our receivables securitization facility, of which $80 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

A portion of our cash is held outside the U.S. by foreign subsidiaries. We do not intend on repatriating those funds.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Cash flows provided from operating activities totaled $634 million in 2014, a $223 million increase compared to cash flows provided from operating activities of $411 million in 2013. This increase in cash flows provided from operating activities is primarily due to increased profitability in 2014 when compared to 2013. We experienced a decrease in working capital requirements in 2014, in part due to cash received of $34 million due to the impact of the Spanish government supplier payment plan on past due receivables.

In 2013, we settled the litigation with George Weston Limited for $49 million ($46 million after tax) and had a net benefit related to the conversion of AFTC to CBPC ($15 million net income benefit). We also paid a premium on the redemption of the 5.375% Notes due 2013 ($2 million), consumed cash from higher working capital requirements and consumed less cash for pension contributions.

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

Investing Activities

Cash flows used for investing activities in 2014 amounted to $786 million, a $317 million increase compared to cash flows used for investing activities of $469 million in 2013.

The use of cash in 2014 was attributable to the acquisition of Indas of $546 million (€399 million), additions to property, plant and equipment of $236 million and the repurchase of Asset-backed notes from the Ottawa pension plan ($10 million). These items were partially offset by the sale of Asset-backed notes of $5 million in Q3 2014.

The use of cash in 2013 was mainly due to the acquisition of AHP in the third quarter of 2013 ($276 million) and additions to property, plant and equipment ($242 million). This was partially offset by the proceeds from sale of our Ariva U.S. business ($45 million), on the disposal of Port Edwards assets ($10 million) and by the proceeds from the sale on the disposal of land in Cornwall, Ontario ($6 million) in 2013.

Our annual capital expenditures are expected to be approximately between $310 million and $330 million or between 81% and 86% of our expected depreciation expense for 2015.

Cash flows used for investing activities in 2013 amounted to $469 million, a $17 million decrease compared to cash flows used for investing activities of $486 million in 2012.

The use of cash in 2012 was mainly due to the acquisition of Attends Europe in the first quarter of 2012 for $232 million (€173 million) and EAM for $61 million in the second quarter of 2012 and additions to property, plant and equipment ($236 million). In addition, we invested $6 million in our joint venture in 2012. This was partially offset by proceeds of $49 million in 2012, mostly related to the sale of hydro assets in Ottawa, Ontario and Gatineau, Quebec in 2012 ($46 million).

Financing Activities

Cash flows used for financing activities totaled $326 million in 2014 compared to cash flows provided from financing activities of $54 million in 2013.

The use of cash in 2014 was primarily the result of a net repayment of our revolving bank credit facility and other borrowings ($199 million), dividend payments ($84 million) and the repurchase of our common stock ($38 million). In addition, we repaid $5 million of capital leases relating to land and buildings in 2014.

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

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,186 million as of December 31, 2014 compared to $874 million as of December 31, 2013. The increase in net indebtedness is primarily due to a reduction of cash and cash equivalents as a result of the acquisition of Indas ($546 million). We reclassified $166 million of the 7.125% Notes from long-term debt to current debt as it is due within one year.

Bank Facility

On October 3, 2014, we entered into a $600 million amended and restated Credit Agreement, that matures on October 3, 2019. The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility), which may be borrowed in U.S. Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). We may increase the maximum aggregate amount of availability under the Credit Agreement by up to $400 million, borrow this increased amount as a term loan, and extend the final maturity of the Credit Agreement by one year, subject to the agreement of applicable lenders.

Borrowings under the Credit Agreement bear interest at the LIBOR, EURIBOR or the Canadian bankers’ acceptance or prime rates as applicable, plus a margin linked to our credit rating at the time of borrowing. In addition, we pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2014, we were in compliance with our covenants, and no amounts were borrowed (December 31, 2013 – $160 million). At December 31, 2014, we had no outstanding letters of credit under this credit facility (December 31, 2013 – $1 million). We had $600 million available under our contractually committed credit facility at December 31, 2014.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2016, with a current utilization limit for borrowings or letters of credit of $125 million at December 31, 2014.

At December 31, 2014, we had no borrowings and $45 million of letters of credit under the program (December 31, 2013 – nil and $46 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At December 31, 2014, we had $80 million available under the accounts receivable securitization facility.

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

On June 2, 2014, (the “Redemption Date”) Domtar (Canada) Paper Inc. redeemed all of its outstanding exchangeable shares from the holders thereof. On the Redemption Date, holders of exchangeable shares received, in exchange for each exchangeable share, one share of common stock of Domtar Corporation.

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

In addition, our Board of Directors approved an increase in the quarterly dividend on our common stock on a post-split basis, from $0.275 to $0.375 per share. This is equivalent to an increase of 36% per quarter.

During 2014, we declared one quarterly dividend of $0.275 per share to holders of our common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc and three quarterly dividends of $0.375 per share, to holders of our common stock. The total dividends of approximately $18 million, $24 million, $24 million and $24 million were paid on April 15, 2014, July 15, 2014, October 15, 2014 and January 15, 2015, respectively, to shareholders of record as of March 14, 2014, July 2, 2014, October 2, 2014 and January 2, 2015, respectively.

During 2013, we declared one quarterly dividend of $0.225 per share, on a post-split basis, and three quarterly dividends of $0.275 per share, on a post-split basis, to holders of our common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. The total dividends of approximately $15 million, $19 million, $18 million and $17 million were paid on April 15, 2013, July 15, 2013, October 15, 2013 and January 15, 2014, respectively, to shareholders of record as of March 15, 2013, June 14, 2013, September 13, 2013 and December 13, 2013, respectively.

On February 23, 2015, our Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of our common stock. This dividend is to be paid on April 15, 2015 to shareholders of record on April 2, 2015.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2014, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2014, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2014:

CONTRACT TYPE	2015	2016	2017	2018	2019	THEREAFTER	TOTAL
(in million of dollars)
Notes (excluding interest)	$167	$94	$278	—	—	$800	$1,339
Capital leases (including interest)	4	3	2	1	1	10	21

Long-term debt	171	97	280	1	1	810	1,360
Operating leases	25	19	14	13	10	53	134

Total obligations	$196	$116	$294	$14	$11	$863	1,494

COMMERCIAL OBLIGATIONS

COMMITMENT TYPE	2015	2016	2017	2018	2019	THEREAFTER	TOTAL
(in million of dollars)
Other commercial commitments (1)	$89	$5	$4	$1	—	—	$99

(1)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum total amount of $14 million to the pension plans in 2015.

For 2015 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

RECENT ACCOUNTING PRONOUNCEMENTS

Revenue From Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, an update on revenue from contracts with customers. The core principal of this guideline is that an entity should recognize revenue, to depict the transfer of promised goods or services to customers, in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. Guidance in this section supersedes the revenue recognition requirements found in topic 605. We will adopt the standard on January 1, 2017. We are currently evaluating the impact of adoption of the amendments. The adoption of the amendments is not expected to have a material effect on our consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements. Additional information regarding Recent Accounting Pronouncements is available in Note 2 “Recent Accounting Pronouncements”.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our principal accounting policies are described in Part II, Item 8 Financial statements and Supplementary Data, under Note 1 “Summary of Significant Accounting Policies” of this annual report on form 10-K. Notes referenced in this section are included in Part II, Item 8 Financial statements and Supplementary Data of this annual report on form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, impairment of property, plant and equipment and definite-lived intangible assets, useful lives, closure and restructuring costs, impairment of goodwill, impairment of indefinite-lived assets, pension and other post-retirement benefit plans, income taxes, and business combinations. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others as set forth in Note 1 “Summary of Significant Accounting Policies”, should be reviewed as they are essential to understanding our results of operations and financial condition. Actual results could differ from those estimates.

Environmental Matters and Other Asset Retirement Obligations

We maintain provisions for estimated environmental costs when remedial efforts are probable and can be reasonably estimated. Environmental provisions relate mainly to air emissions, asbestos containment and removal, silvicultural activities and site remediation (together referred to as “environmental matters”). The environmental cost estimates reflect assumptions and judgments as to probable nature, magnitude and timing of required investigation, remediation and monitoring activities, as well as contribution by other responsible parties.

The most significant environmental provision is related to the Seaspan action. As at December 31, 2014 the provision for Seaspan did not change from December 31, 2013. The provision estimates are based on a remediation plan approved by the relevant government authorities. Additional information regarding Seaspan and other environmental matters is available in Note 22 “Commitments and Contingencies”.

While we believe that we have determined the costs for environmental matters likely to be incurred, based on known information, our ongoing efforts to identify potential environmental concerns that may be associated with the properties may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time. In addition, environmental laws and regulations and interpretation by regulatory authorities could change which could result in significant changes to our estimates. For further details on “Climate change regulation” and other environmental matters refer to Note 22 “Commitments and Contingencies”.

Asset retirement obligations are mainly associated with effluent treatment, landfill operation and bark pile management. We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. The fair value is based on the expected cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. Probabilities are applied to each of the cash flow scenarios to arrive at an expected cash flow. The estimated cash flows are then discounted using a credit adjusted risk-free interest rate in combination with business-specific and other relevant risks to discount the cash flow. The rates used vary between 5.5% and 12.0%.

Cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort. If unavailable, assumptions are based on internal experts, third-party engineers’ studies and historical experience in remediation work. As at December 31, 2014, we had an asset retirement obligation provision of $20 million for 14 locations ($21 million in 2013 for 14 locations).

At December 31, 2014, we had a provision of $60 million for environmental matters and other asset retirement obligations (2013 – $67 million, 2012 – $83 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.

Impairment of Property Plant and Equipment and Definite-Lived Intangible Assets

Property, plant and equipment and definite-lived intangible assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the assets exceeds their estimated undiscounted future cash flows in order to assess if the property, plant and equipment and definite-lived intangible assets are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets, a Step II impairment test must be carried out to determine the impairment charge. In Step II, the assets are written down to their estimated fair values. Given that there is generally no readily available quoted value for our property, plant and equipment and definite-lived intangible assets, we determine fair value of our assets using the estimated discounted future cash flows (“DCF”) expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The DCF in Step II is based on the undiscounted cash flows used in Step I.

Estimates of undiscounted future cash flows used to test the recoverability of the property, plant and equipment and definite-lived intangible assets includes key assumptions related to selling prices, inflation-adjusted cost projections, forecasted U.S. dollar exchange rates (when applicable) and the estimated useful life. Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

In the fourth quarter of 2014, we announced the conversion of a paper machine at our Ashdown, Arkansas pulp and paper mill to a high quality fluff pulp line. As a result, we recognized $4 million of accelerated depreciation and performed a Step 1 impairment test and concluded that no additional impairment charge was required. An additional $108 million of accelerated depreciation relating to Ashdown is expected to be recognized during 2015 and 2016, which will reduce our financial results for those periods. For further details on the impairment results, refer to Note 4 “Impairment and Write-Down of Property, Plant and Equipment and Intangible Assets”.

Useful Lives

On a regular basis, we review the estimated useful lives of our property, plant and equipment and our definite-lived intangible assets. Assessing the reasonableness of the estimated useful lives of property, plant and equipment and definite-lived intangible assets requires judgment and is based on currently available information. Changes in circumstances such as technological advances, changes to our business strategy, changes to our capital strategy or changes in regulation can result in useful lives differing from our estimates. Revisions to the estimated useful lives of property, plant and equipment and definite-lived intangible assets constitute a change in accounting estimate and are dealt with prospectively by amending depreciation and amortization rates.

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. In 2014, we recorded depreciation and amortization expense of $384 million compared to $376 million and $385 million in 2013 and 2012, respectively. At December 31, 2014, we had property, plant and equipment with a net book value of $3,131 million ($3,289 million in 2013) and definite-lived intangible assets, net of amortization of $381 million ($285 million in 2013).

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

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2014. Closure and restructuring cost estimates are dependent on future events. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

Following the announcement to convert a paper machine at our Ashdown, Arkansas pulp and paper, we recognized $3 million of inventory obsolescence (paper machine related spare parts) under closure and restructuring costs. An additional $4 million related to cash severance and employee benefits is expected to be incurred during 2015 and 2016. Additional information can be found under Note 16 “Closure and Restructuring Costs and Liability”.

Goodwill impairment assessment

All goodwill resides in our Personal Care reporting segment. As of December 31, 2014, we had $567 million of goodwill, of which $536 million related to the Personal Care reporting unit, excluding EAM, and $31 million related to the EAM reporting unit. For further details on goodwill, refer to Note 3 “Acquisition of Businesses” and Note 12 “Goodwill”.

For purposes of impairment testing, goodwill must be assigned to one or more reporting units. In light of the increased integration amongst our acquired businesses and the acquisition of Indas in 2014, we reviewed and assessed the different components of our Personal Care segment in order to determine our reporting units for goodwill impairment. We concluded that all the components of the Personal Care segment, with the exception of EAM, share similar economic characteristics and should be aggregated. Thus goodwill impairment testing was done at these two reporting unit levels in 2014, one combining Attends US, Attends Europe, AHP and Indas and one for EAM.

Goodwill is evaluated for impairment at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. The impairment evaluation is done in a two-step approach. The Step I goodwill impairment test determines whether the fair value of a reporting unit exceeds its net carrying amount, including goodwill. If the fair value is greater than the net carrying amount, including goodwill, no goodwill impairment is necessary.

The fair value of our reporting units in Step 1 is derived using an income approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Considerable management judgment is necessary to estimate future cash flows used to measure the fair value. Key estimates supporting the cash flow projections include, but are not limited to, management’s estimates of revenue growth rates and profit margins, economic indicators, industry and market conditions as well as estimates of capital expenditures and assumed terminal growth rates. The financial forecasts are consistent with our operating plans and take into consideration forecasted above-market growth to be driven by recently completed significant capital investments made in new production lines. The discount rate assumption used was based on the weighted-average cost of capital adjusted for business-specific and other relevant risks of the reporting units. We also perform an overall capitalization reconciliation to corroborate the fair value from the income approach to Domtar’s overall market capitalization.

In the event that the net carrying amount, including goodwill, exceeds the fair value, the Step II goodwill impairment test must be performed in order to determine the impairment charge. The implied fair value of goodwill in this test is estimated in the same manner as goodwill was determined at the date of the acquisition in a business combination. That is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the reporting unit represents the implied value of goodwill. The excess of the carrying value over the fair value is taken as an impairment charge in the period. Additional information regarding goodwill is available in Note 1 “Summary of Significant Accounting Policies”.

As of December 31, 2014, the fair values of the reporting units exceeded their carrying amounts, therefore no impairment was recognized. The fair value of the Personal Care reporting unit excluding EAM exceeded its carrying value by approximately 15%. The fair value of EAM significantly exceeded its carrying value. Small variations to our assumptions and estimates, particularly in the expected growth rates embedded in our cash flow projections and the discount rate could have a significant impact on fair value. If the Personal Care reporting unit, excluding EAM, does not perform in accordance with our expectations over the next few years, we will have to consider reducing our assumed growth rates, which, depending on the magnitude of the change, could result in a partial or full impairment charge.

Between annual impairment tests, we continue to monitor for potential indicators of impairment of goodwill whenever events or changes in circumstances occur, such as significant adverse changes in the business climate or operating results or changes in management’s business strategy as well as significant changes in Domtar’s share price or Domtar’s overall market capitalization.

Indefinite-lived intangible assets impairment assessment

Indefinite-lived intangible assets consist of trade names ($233 million) and catalog rights ($41 million) following the business acquisitions in the Personal Care segment and license rights following the acquisition of Xerox’s paper and print media products ($6 million).

We test indefinite-lived intangible assets at the asset level. Indefinite-lived intangible assets are not amortized and are evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.

In performing the qualitative assessment, we identify the relevant drivers, events or circumstances that may have an impact on the fair value of an indefinite-lived intangible asset. This process involves significant judgment and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and specific events affecting our business. Each of these factors must be assessed to determine the positive or negative effect and the magnitude of any such impact on the impairment test. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then we perform a quantitative assessment of fair value compared to the carrying amount.

In performing the quantitative assessment, fair value of the indefinite-lived intangible assets is derived using the income approach. Under the income approach, we estimate the fair value of indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to estimate future cash flows used to measure the fair value. Key estimates supporting the cash flow projections include, but are not limited to, management’s estimates of revenue growth rates and profit margins, economic indicators, industry and market conditions as well as estimates of capital expenditures and assumed terminal growth rates. The financial forecasts are consistent with our operating plans and take into consideration forecasted above-market growth to be driven by recently completed significant capital investments made in new production lines. The discount rate assumption used was based on the weighted-average cost of capital adjusted for business-specific and other relevant risks. In the event that the net carrying amount exceeds the fair value, the excess of the carrying value over the fair value is taken as an impairment charge in the period.

In the fourth quarter 2014 we performed a quantitative assessment for each of the indefinite-lived intangible assets. All indefinite-lived intangible assets have a fair value that significantly exceeds their respective carrying amounts therefore no impairment charge was recorded. However, different assumptions particularly in the expected growth rates embedded in our cash flow projections and the discount rate could have a significant impact on fair value. A significant reduction in the estimated fair values could result in significant non-cash impairment charges in the future.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to our contribution. Defined contribution pension expense was $28 million for the year ended December 31, 2014 (2013 – $29 million and 2012 – $24 million).

We sponsor both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans. We also sponsor a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs, medical and dental benefits. In addition, we provide supplemental unfunded defined benefit pension plans and supplemental unfunded defined contribution pension plans to certain senior management employees.

We account for pensions and other post-retirement benefits in accordance with Compensation-Retirement Benefits Topic of the Financial Accounting Standards Board-Accounting Standards Committee (“FASB ASC”) which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated Balance Sheets. Pension and other post-retirement benefit charges require assumptions in order to estimate the projected and accumulate benefit obligations. These assumptions require a significant amount of judgment and include:

•	Expected long-term rate of return on plan assets—used to estimate the growth and expected return on assets

•	Discount rate—used to determine interest costs and the net present value of our obligations

•	Rate of compensation increase—used to calculate the impact of future increases on our obligations

•	Health care cost trends—used to calculate the impact of future health care costs on our obligations

•	Employee related factors, such as mortality rates, turnover, retirement age and disabilities—used to determine the extent of our obligations

Changes in these assumptions result in actuarial gains or losses which are amortized over the expected average remaining service life of the active employee group covered by the plans only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 8 years of the active employee group covered by the pension plans and 10 years of the active employee group covered by the other post-retirement benefits plans.

An expected rate of return on plan assets of 6.4% was considered appropriate by our management for the determination of pension expense for 2014. Effective January 1, 2015, we will use 5.6% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management’s best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts’ or governments’ expectations as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2014, for pension plans were estimated at 3.9% for the accrued benefit obligation and 4.7% for the net periodic benefit cost for 2014 and for post-retirement benefit plans were estimated at 3.9% for the accrued benefit obligation and 4.8% for the net periodic benefit cost for 2014.

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the accrued benefit obligation and 2.7% for the net periodic benefit cost) and for post-retirement benefits (set at 2.8% for the accrued benefit obligation and 2.7% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For employee related factors, mortality rate tables tailored to our industry were used and the others factors reflect our historical experience and management’s best judgement regarding future expectations.

For measurement purposes, a 5.2% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease gradually to 4.1% by 2033 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the accrued pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2014. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

Sensitivity Analysis

PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	PENSION		OTHER POST-RETIREMENT BENEFIT
	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST	ACCRUED BENEFIT OBLIGATION	NET PERIODIC BENEFIT COST
(In millions of dollars)	$	$	$	$
Expected rate of return on assets
Impact of:
1% increase	N/A	(16)	N/ A	N/A
1% decrease	N/A	16	N/ A	N/A
Discount rate
Impact of:
1% increase	(142)	(7)	(14)	(1)
1% decrease	174	16	18	1
Assumed overall health care cost trend
Impact of:
1% increase	N/A	N/ A	9	1
1% decrease	N/A	N/ A	(8)	(1)

Our pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, and to fund solvency deficiencies, funding shortfalls and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefit payments. We expect to contribute a minimum total amount of $14 million in 2015 compared to $29 million in 2014 (2013 – $35 million) to the pension plans. We expect to contribute a minimum total amount of $5 million in 2015 compared to $5 million in 2014 to the other post-retirement benefit plans (2013 – $10 million; 2012 – $7 million).

Benefit obligations and fair values of plan assets as of December 31, 2014 for our pension and post-retirement plans were are follows:

	December 31, 2014		December 31, 2013
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,723)	(105)	(1,715)	(103)
Fair value of assets at end of year	1,721	—	1,709	—

Funded status	(2)	(105)	(6)	(103)

For additional details on our pension plans and other post-retirement benefits plans, refer to Note 7 “Pension Plans and Other Post-Retirement Benefit Plans”.

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits and losses for which a valuation allowance of $4 million exists at December 31, 2014, and certain foreign loss carryforwards for which a valuation allowance of $21 million exists at December 31, 2014. Of this amount, $7 million impacted tax expense and the effective tax rate for 2014 ($5 million – 2013; $1 million – 2012).

Our short-term deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, as well as a portion of our net operating loss carryforwards and available tax credits. The majority of these items are expected to be utilized or paid out over the next year. Our long-term deferred tax assets and liabilities are mainly composed of temporary differences pertaining to plant, equipment, pension and post-retirement liabilities, intangible assets, the remaining portion of net operating loss carryforwards and other tax attributes, and other items. Estimating the ultimate settlement period requires judgment. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2014, we had gross unrecognized tax benefits of $48 million ($259 million in 2013). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

We operate in multiple jurisdictions with complex tax policy and regulatory environments. U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. Tax audits by their nature are often complex and can require several years to resolve. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law and we believe that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows. For further details refer to Note 10 “Income taxes”.

Business Combinations

We allocate the total purchase price of the acquired tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, with the excess purchase price recorded as goodwill.

The purchase price allocation process required us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company, in part based on valuation models that incorporate projections of expected future cash flows and operating plans and are inherently uncertain. Valuations are performed by management or third party valuation specialists under management’s supervision. In determining the fair value of assets acquired and liabilities assumed in business combinations, as appropriate, we may use one of the following recognized valuation methods: the income approach (including discounted cash flows from relief from royalty and excess earnings model), the market approach and/or the replacement cost approach.

Examples of significant estimates used to value certain intangible assets acquired include but are not limited to:

•	sales volume, pricing and future cash flows of the business overall

•

future expected cash flows from customer relationships, acquired license rights and other identifiable intangible assets, including future price levels, rates of increase in revenue and appropriate attrition rate

•

the acquired company’s brand and competitive position, royalty rate quantum, as well as assumptions about the period of time the acquired brand will continue to benefit to the combined company’s product portfolio

•	cost of capital, risk-adjusted discount rates and income tax rates

However, different assumptions regarding projected performance and other factors associated with the acquired assets may affect the amount recorded under each type of assets and liabilities, mainly between property plant and equipment, intangibles assets, goodwill and deferred income tax liabilities and subsequent assessment could result in future impairment charges. The purchase price allocation process also entails us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products [1]:
Papers
Business Papers	$13
Commercial Print & Publishing Papers	13
Specialty & Packaging Papers	5
Pulp—net position
Softwood	$11
Fluff	5
Hardwood	1
Foreign exchange, excluding depreciation and amortization (US $0.01 change in relative value to the Canadian dollar before hedging)	9
(US $0.01 change in relative value to the EURO before hedging)	2
Energy [2]
Natural gas: 10% change	11

1	Based on estimated 2015 capacity (ST or ADMT).

2	Based on estimated 2015 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

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

CREDIT RISK

We are exposed to credit risk on the accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2014, one of our Pulp and Paper segment customers located in the United States represented 10% ($64 million) ((2013 – 12% ($73 million)) of our total receivables.

We are exposed to credit risk in the event of non-performance by counterparties to our financial instruments. We minimize this exposure by entering into contracts with counterparties that are believed to be of high credit quality. Collateral or other security to support financial instruments subject to credit risk is usually not obtained. The credit standing of counterparties is regularly monitored.

INTEREST RATE RISK

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents, bank indebtedness, bank credit facility and long-term debt. Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. On December 18, 2014, we entered into a $100 million notional 2.5 year fixed to floating interest rate swap to receive fixed (1.0225%) and pay the 3 month LIBOR. This swap was designated as a fair value hedge for a portion of our 10.75% notes due June 2017. The changes in fair value of both the hedging and the hedged item are immediately recognized in interest expense. No amount has been recorded in 2014 related to the interest rate swap entered into in December 2014.

COST RISK

We purchase natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, we may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next three years.

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the United States, Canada and Europe. As a result, we are exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements.

Accordingly, our earnings are affected by increases or decreases in the value of the Canadian dollar and the European currencies. Our European subsidiaries are also exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than their Euro functional currency. Our risk management policy allows us to hedge a significant portion of the exposure to fluctuations in foreign currency exchange rates for periods up to three years. We may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates.

Derivatives are used to hedge forecasted purchases in Canadian dollars by our Canadian subsidiary over the next 24 months. Derivatives are also used to hedge forecasted sales in British pounds and Norwegian krone and forecasted purchases in U.S. dollars and Swedish krona by our European subsidiaries over the next 12 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were fully effective as of December 31, 2014. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2014 resulting from hedge ineffectiveness (2013 and 2012 – nil).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on criteria in Internal Control—Integrated Framework issued in 2013 by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Domtar Corporation and its subsidiaries (the “Company”) at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Charlotte, North Carolina

February 27, 2015

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
Sales	5,563	5,391	5,482
Operating expenses
Cost of sales, excluding depreciation and amortization	4,396	4,361	4,321
Depreciation and amortization	384	376	385
Selling, general and administrative	416	381	358
Impairment and write-down of property, plant and equipment and intangible assets (NOTE 4)	4	22	14
Closure and restructuring costs (NOTE 16)	28	18	30
Other operating (income) loss, net (NOTE 8)	(29)	72	7

	5,199	5,230	5,115

Operating income	364	161	367
Interest expense, net (NOTE 9)	103	89	131

Earnings before income taxes and equity loss	261	72	236
Income tax (benefit) expense (NOTE 10)	(170)	(20)	58
Equity loss, net of taxes	—	1	6

Net earnings	431	91	172

Per common share (in dollars) (NOTE 6)
Net earnings
Basic	6.65	1.37	2.39
Diluted	6.64	1.36	2.39
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	64.8	66.6	72.0
Diluted	64.9	66.7	72.1
Cash dividends per common share	1.30	1.00	0.80
Net earnings	431	91	172
Other comprehensive (loss) income:
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(15) (2013 – $(6); 2012 – $1)	(23)	(10)	—
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(4) (2013 – $(3); 2012 – $(5))	8	5	8
Foreign currency translation adjustments	(200)	(56)	23
Change in unrecognized gains (losses) and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2) (2013 – $(53); 2012 – $30)	12	124	(85)

Other comprehensive (loss) income	(203)	63	(54)

Comprehensive income	228	154	118

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31, 2014	December 31, 2013
	$	$
Assets
Current assets
Cash and cash equivalents	174	655
Receivables, less allowances of $6 and $4	628	601
Inventories (NOTE 11)	714	685
Prepaid expenses	25	23
Income and other taxes receivable	54	61
Deferred income taxes (NOTE 10)	75	52

Total current assets	1,670	2,077
Property, plant and equipment, at cost	8,909	8,883
Accumulated depreciation	(5,778)	(5,594)

Net property, plant and equipment (NOTE 13)	3,131	3,289
Goodwill (NOTE 12)	567	369
Intangible assets, net of amortization (NOTE 14)	661	407
Other assets (NOTE 15)	156	136

Total assets	6,185	6,278

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	10	15
Trade and other payables (NOTE 17)	721	673
Income and other taxes payable	26	17
Long-term debt due within one year (NOTE 19)	169	4

Total current liabilities	926	709
Long-term debt (NOTE 19)	1,181	1,510
Deferred income taxes and other (NOTE 10)	810	923
Other liabilities and deferred credits (NOTE 20)	378	354

Commitments and contingencies (NOTE 22)

Shareholders’ equity (NOTE 21)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 and 85,148,956 shares	1	—
Treasury stock $0.01 par value; 991,017 and 21,434,054 shares	—	—
Exchangeable shares No par value; unlimited shares authorized; issued and held by nonaffiliates: nil and 1,123,020 shares	—	44
Additional paid-in capital	2,012	1,999
Retained earnings	1,145	804
Accumulated other comprehensive loss	(268)	(65)

Total shareholders’ equity	2,890	2,782

Total liabilities and shareholders’ equity	6,185	6,278

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$	$
Balance at December 31, 2011	36.8	—	49	2,326	671	(74)	2,972
Conversion of exchangeable shares	—	—	(1)	1	—	—	—
Stock-based compensation, net of tax	—	—	—	5	—	—	5
Net earnings	—	—	—	—	172	—	172
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $1	—	—	—	—	—	—	—
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(5)	—	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	—	23	23
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $30	—	—	—	—	—	(85)	(85)
Stock repurchase	(2.0)	—	—	(157)	—	—	(157)
Cash dividends declared	—	—	—	—	(61)	—	(61)

Balance at December 31, 2012	34.8	—	48	2,175	782	(128)	2,877
Conversion of exchangeable shares	—	—	(4)	4	—	—	—
Stock-based compensation, net of tax	0.1	—	—	3	—	—	3
Net earnings	—	—	—	—	91	—	91
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(6)	—	—	—	—	—	(10)	(10)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(3)	—	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	—	(56)	(56)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(53)	—	—	—	—	—	124	124
Stock repurchase	(2.5)	—	—	(183)	—	—	(183)
Cash dividends declared	—	—	—	—	(69)	—	(69)

Balance at December 31, 2013	32.4	—	44	1,999	804	(65)	2,782
Conversion of exchangeable shares	—	—	(12)	12	—	—	—
Stock split	32.5	1	—	—	—	—	1
Redemption of exchangeable shares	—	—	(32)	32	—	—	—
Stock-based compensation, net of tax	0.1	—	—	7	—	—	7
Net earnings	—	—	—	—	431	—	431
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(15)	—	—	—	—	—	(23)	(23)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(4)	—	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	—	(200)	(200)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	—	12	12
Stock repurchase	(1.0)	—	—	(38)	—	—	(38)
Cash dividends declared	—	—	—	—	(90)	—	(90)

Balance at December 31, 2014	64.0	1	—	2,012	1,145	(268)	2,890

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
Operating activities
Net earnings	431	91	172
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	384	376	385
Deferred income taxes and tax uncertainties (NOTE 10)	(201)	(8)	(1)
Impairment and write-down of property, plant and equipment and intangible assets (NOTE 4)	4	22	14
Net losses on disposals of property, plant and equipment and sale of business	—	4	2
Stock-based compensation expense	4	5	5
Equity loss, net	—	1	6
Other	3	(2)	(13)
Changes in assets and liabilities, excluding the effects of acquisition and sale of businesses
Receivables	39	(70)	99
Inventories	(29)	(8)	5
Prepaid expenses	1	1	(3)
Trade and other payables	(33)	(11)	(118)
Income and other taxes	12	(26)	(4)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	16	31	(13)
Other assets and other liabilities	3	5	15

Cash flows provided from operating activities	634	411	551

Investing activities
Additions to property, plant and equipment	(236)	(242)	(236)
Proceeds from disposals of property, plant and equipment and sale of businesses	1	61	49
Acquisition of businesses, net of cash acquired (NOTE 3)	(546)	(287)	(293)
Other	(5)	(1)	(6)

Cash flows used for investing activities	(786)	(469)	(486)

Financing activities
Dividend payments	(84)	(67)	(58)
Net change in bank indebtedness	(6)	(3)	11
Change of revolving bank credit facility	(160)	160	—
Proceeds from receivables securitization facilities	90	—	—
Payments on receivables securitization facilities	(129)	—	—
Issuance of long-term debt	—	249	548
Repayment of long-term debt	(4)	(102)	(192)
Stock repurchase	(38)	(183)	(157)
Other	5	—	—

Cash flows (used for) provided from financing activities	(326)	54	152

Net (decrease) increase in cash and cash equivalents	(478)	(4)	217
Impact of foreign exchange on cash	(3)	(2)	—
Cash and cash equivalents at beginning of year	655	661	444

Cash and cash equivalents at end of year	174	655	661

Supplemental cash flow information
Net cash payments for:
Interest (including $2 million of redemption premiums and $47 million of tender offer premiums in 2013 and 2012, respectively)	92	81	116
Income taxes paid, net	18	5	76

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including communication papers, specialty and packaging papers and absorbent hygiene products. The foundation of its business is the efficient operation of pulp mills, converting fiber into paper grade, fluff and specialty pulps. The majority of this pulp production is consumed internally to make communication papers, specialty and packaging papers and personal care products with the balance sold as a market pulp. Domtar is the largest integrated marketer and manufacturer of uncoated freesheet paper in North America, serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. In addition, Domtar is also a leading marketer and producer of a broad line of incontinence care products, marketed primarily under the Attends®, IncoPack® and Indasec® brand names, as well as baby diapers. The Company also owns and operates Ariva®, a network of strategically located paper distribution facilities in Canada.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Earnings and Comprehensive Income and is partially offset by our hedging program (refer to Note 23 “Derivatives and hedging activities and fair value measurement”).

At December 31, 2014, the accumulated translation adjustment accounts amounted to $(48) million (2013 – $152 million).

REVENUE RECOGNITION

Domtar Corporation recognizes revenue when pervasive evidence of an arrangement exists, the customer takes title and assumes the risks and rewards of ownership, the sales price charged is fixed or determinable and when collection is reasonably assured. Revenue is recorded at the time of shipment for terms designated free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when the title and risk of loss are transferred.

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

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2014. Closure and restructuring cost estimates are dependent on future events. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

INCOME TAXES

Domtar Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

bases of the assets and liabilities. The Company records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. The change in the net deferred tax asset or liability is included in Income tax (benefit) expense or in Other comprehensive (loss) income in the Consolidated Statements of Earnings and Comprehensive Income. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” (a probability level of more than 50 percent) that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets.

The Company recognizes interest and penalties related to income tax matters as a component of Income tax (benefit) expense in the Consolidated Statements of Earnings and Comprehensive Income.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain U.S. raw materials, in process and finished goods inventories. LIFO inventories were $229 million and $215 million at December 31, 2014 and 2013, respectively. The balance of U.S. raw material inventories, all materials and supplies inventories and all foreign inventories are costed at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $66 million and $72 million greater at December 31, 2014 and 2013, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation including asset impairment write-downs. Interest costs are capitalized for significant capital projects. For timberlands, the amortization is calculated using the unit of production method. For all other assets, amortization is calculated using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are amortized over periods of 10 to 40 years and machinery and equipment over periods of 3 to 20 years. No depreciation is recorded on assets under construction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized and is evaluated at the beginning of the fourth quarter of every year, or more frequently, whenever indicators of potential impairment exist. The Company performs the impairment test of goodwill at its reporting unit’s level.

The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. In performing the qualitative assessment, the Company identifies the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value. This process involves significant judgement and assumptions including the assessment of the results of the most recent fair value calculations, the identification of macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting the Company and the business, and making the assessment on whether each relevant factor will impact the impairment test positively or negatively and the magnitude of any such impact. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then it performs Step I of the two-step impairment test. The Company can also elect to bypass the qualitative assessment and proceed directly to the Step I of the impairment test.

The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. Significant judgement is required to estimate the fair value of a reporting unit.

The Company typically uses an income method to determine the fair value of a reporting unit. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. The assumptions used in the model requires estimating future sales volumes, selling prices and costs, changes in working capital, investments in property, plant and equipment and the selection of the appropriate discount rate. Sensitivities of these fair value estimates to change in assumptions are also performed. Assumptions used in our impairment evaluations are consistent with internal projections and operating plans. Unanticipated market and macroeconomic events and circumstances may occur and could affect the exactitude and validity of management assumptions and estimates.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

All goodwill as of December 31, 2014 resides in the Personal Care reporting segment, and originates from the acquisitions of Attends Healthcare Inc. on September 1, 2011, Attends Healthcare Limited on March 1, 2012, EAM Corporation on May 10, 2012, AHP on July 1, 2013 and Laboratorios Indas on January 2, 2014. Please refer to Note 3 “Acquisition of businesses” for additional information regarding the most recent acquisition.

Indefinite-lived intangible assets are not amortized and are evaluated at the beginning of the fourth quarter of every year, or more frequently whenever indicators of potential impairment exist. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment follows the same process as the one performed for goodwill, as described above. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the indefinite-lived intangible assets are less than their carrying amounts, then a quantitative impairment test is required. The Company can also elect to proceed directly to the quantitative test. The quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible assets determined using a variety of methodologies to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets include trade names related to Attends®, IncoPack®, Indasec®, catalog rights related to Laboratorios Indas S.A.U., and license rights related to Xerox. The Company reviews its indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support indefinite useful lives.

Definite lived intangible assets are stated at cost less amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite lived intangible assets include water rights, customer relationships, technology, non-compete agreements as well as licensing rights, which are being amortized using the straight-line method over their respective estimated useful lives. Any potential impairment for definite lived intangible assets will be calculated in the same manner as that disclosed under impairment of long-lived assets.

Amortization is based mainly on the following useful lives:

Useful life
Water rights	40 years
Customer relationships	10 to 40 years
Technology	7 to 20 years
Non-Compete agreements	9 years
Licence rights	12 years

OTHER ASSETS

Other assets are recorded at cost. Direct financing costs related to the issuance of long-term debt are deferred and amortized using the effective interest rate method.

ENVIRONMENTAL COSTS AND ASSET RETIREMENT OBLIGATIONS

Environmental expenditures for effluent treatment, air emission, landfill operation and closure, asbestos containment and removal, bark pile management, silvicultural activities and site remediation (together referred to

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Domtar Corporation recognizes the cost of employee services received in exchange for awards of equity instruments over the requisite service period, based on their grant date fair value for awards accounted for as equity and based on the quoted market value of each reporting period for awards accounted for as liability. The Company awards are accounted for as compensation expense and presented in Additional paid-in-capital on the Consolidated Balance Sheets for equity type awards and presented in Other liabilities and deferred credits on the Consolidated Balance Sheets for liability type awards.

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

Under the 2007 Omnibus Incentive Plan (“Omnibus Plan”), a maximum of 2,394,415 shares are reserved for issuance in connection with awards granted or to be granted.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE INSTRUMENTS

Derivative instruments are utilized by Domtar Corporation as part of the overall strategy to manage exposure to fluctuations in foreign currency, interest rate and commodity price on certain purchases. As a matter of policy, derivatives are not used for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities or group of financial assets and liabilities, hedge accounting is applied. In a fair value hedge, changes in fair value of derivatives are recognized in the Consolidated Statements of Earnings and Comprehensive Income. The change in fair value of the hedged item attributable to the hedged risk is also recorded in the Consolidated Statements of Earnings and Comprehensive Income by way of a corresponding adjustment of the carrying amount of the hedged item recognized in the Consolidated Balance Sheets. In a cash flow hedge, changes in fair value of derivative instruments are recorded in Other comprehensive (loss) income. These amounts are reclassified in the Consolidated Statements of Earnings and Comprehensive Income in the periods in which results are affected by the cash flows of the hedged item within the same line item. Any hedge ineffectiveness is recorded in the Consolidated Statements of Earnings and Comprehensive Income when incurred.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

BUSINESS COMBINATION

The Company applies the acquisition method of accounting in a business combination. In general, this methodology requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. The value is determined from the viewpoint of market participants. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded in the line item goodwill in the consolidated balance sheets. Management’s judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset useful lives for property, plant and equipment and amortization periods for intangible assets, and can materially affect the Company’s results of operations. Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in the Company’s consolidated statement of income.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

PUSH DOWN ACCOUNTING

In November 2014, the FASB issued ASU 2014-17, an update to business combinations and push down accounting. The amendments in this update provide an acquired entity with an option to apply pushdown in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply push down accounting in the reporting period in which the change in control event occurs.

The Company adopted the new requirement on the effective date with no impact on the Company’s consolidated financial statements.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. This amendment is not expected to have an impact on the Company’s consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3.

ACQUISITION OF BUSINESSES

Acquisition of Laboratorios Indas

On January 2, 2014, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Laboratorios Indas, S.A.U. (“Indas”), primarily a branded incontinence products manufacturer and marketer in Spain. Indas has approximately 570 employees and operates two manufacturing facilities in Spain. The results of Indas’ operations have been included in the Personal Care reportable segment as of January 2, 2014. The purchase price was $546 million (€399 million) in cash, net of cash acquired of $46 million (€34 million). The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB Accounting Standards Codification (“ASC”).

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition

Receivables		$101
Inventory		28
Income and other taxes receivable		3
Property, plant and equipment		72
Intangible assets
Customer relationships (1)	142
Trade names (2)	140
Catalog rights (2)	46
		328
Goodwill		234
Deferred income tax assets		16

Total assets		782

Less: Liabilities
Trade and other payables		71
Income and other taxes payable		3
Long-term debt (including short-term portion)		42
Deferred income tax liabilities		119
Other liabilities and deferred credits		1

Total liabilities		236

Fair value of net assets acquired at the date of acquisition		546

(1)	The useful life of Customer relationships acquired is between 10-20 years.

(2)	Indefinite useful life.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

Finalization of purchase price allocation

During the quarter ended December 31, 2014, the Company finalized the purchase price allocation of Indas, acquired on January 2, 2014. In the fourth quarter of 2014, management identified an adjustment to its previously reported fair value allocation of the original purchase price between indefinite-lived intangible assets and goodwill. As a result, the Company recorded an increase in intangible assets and deferred tax liabilities and a decrease of goodwill of $76 million, $23 million and $53 million, respectively.

Acquisition of Associated Hygienic Products LLC

On July 1, 2013, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Associated Hygienic Products LLC (“AHP”). AHP manufactures and markets infant diapers in the United States. AHP has approximately 410 employees and operates two manufacturing facilities, a 376,500 square foot manufacturing facility in Delaware, Ohio and a 312,500 square foot manufacturing facility in Waco, Texas. AHP also operates a distribution center in Duluth, Georgia. The results of AHP’s operations are included in the Personal Care reportable segment as of July 1, 2013. The purchase price was $276 million in cash, including working capital, net of cash acquired of $2 million. The acquisition was accounted for as a business combination under the acquisition method of accounting, in accordance with the Business Combinations Topic of FASB ASC.

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available. During the fourth quarter of 2013, the Company completed the evaluation of all assets and liabilities.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition

Receivables		$26
Inventory		29
Property, plant and equipment		99
Intangible assets
Customer relationships (1)	67
Licence rights (2)	29
		96
Goodwill		103

Total assets		353

Less: Liabilities
Trade and other payables		37
Intangible lease liability		13
Deferred income tax liabilities		27

Total liabilities		77

Fair value of net assets acquired at the date of acquisition		276

(1)	The useful life of the Customer relationships acquired is 20 years.

(2)	The useful life of the License rights acquired is 12 years.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The table below illustrates the purchase price allocation:

Inventory		$4
Intangible assets
Customer relationships (1)	1
License rights (2)	6
		7

Total assets		11

Fair value of assets acquired at the date of acquisition		11

(1)	The useful life of the Customer relationships acquired is 20 years.

(2)	Indefinite useful life.

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

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition

Receivables		$6
Inventory		2
Property, plant and equipment		13
Intangible assets
Customer relationships (1)	19
Technology (2)	8
Non-compete (3)	1
		28
Goodwill		31

Total assets		80

Less: Liabilities
Trade and other payables		4
Deferred income tax liabilities and unrecognized tax benefits		15

Total liabilities		19

Fair value of net assets acquired at the date of acquisition		61

(1)	The useful life of the Customer relationships acquired is 30 years.

(2)	The useful lives of the Technology acquired are between 7 and 20 years.

(3)	The useful life of the Non-compete acquired is 9 years.

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

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition

Receivables		$21
Inventory		22
Property, plant and equipment		67
Intangible assets
Trade names (1)	54
Customer relationships (2)	71
		125
Goodwill		71

Total assets		306

Less: Liabilities
Trade and other payables		27
Capital lease obligation		6
Deferred income tax liabilities and unrecognized tax benefits		38
Pension		3

Total liabilities		74

Fair value of net assets acquired at the date of acquisition		232

(1)	Indefinite useful life.

(2)	The useful life of the Customer relationships acquired is 30 years.

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

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS (CONTINUED)

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Ashdown, Arkansas pulp and paper mill—Conversion of a paper machine

In the fourth quarter of 2014, the Company announced the conversion of a paper machine at Ashdown, Arkansas Pulp and Paper mill to a high quality fluff pulp line. As a result, the Company recognized $4 million of accelerated depreciation in the fourth quarter of 2014. An additional $108 million of accelerated depreciation is expected to be incurred during 2015 and 2016.

Given the closure of the paper machine, the Company conducted a Step I impairment test on the Ashdown mill’s fixed assets and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying amount.

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

Kamloops, British Columbia—Closure of a pulp machine

On December 13, 2012, the Company announced the permanent shut down of one pulp machine at its Kamloops, British Columbia mill. This decision resulted in a permanent curtailment of Domtar’s annual pulp

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS (CONTINUED)

production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees. As a result, the Company recognized in 2012, $7 million of accelerated depreciation under Impairment and write-down of property, plant and equipment and intangible assets. The pulp machine ceased production in March 2013. Furthermore, during the first quarter of 2013, the Company recognized $10 million of accelerated depreciation under Impairment and write-down of property, plant and equipment and intangible assets. Given the decision to close the pulp machine, the Company assessed in the fourth quarter of 2012 its ability to recover the carrying value of the Kamloops mill from the undiscounted estimated future cash flows. The Company concluded that the undiscounted estimated future cash flows associated with the long-lived assets exceeded their carrying amount and, as such, no additional impairment charge was required.

Mira Loma, California converting plant

During the first quarter of 2012, the Company recorded a $2 million write-down of property, plant and equipment at its Mira Loma location, in Impairment and write-down of property, plant and equipment and intangible assets.

IMPAIRMENT OF INTANGIBLE ASSETS

Deterioration in sales and operating results of Ariva U.S., a subsidiary included in the Pulp and Paper segment, has led the Company to test the customer relationships of this asset group for recoverability. As of December 31, 2012, the Company recognized an impairment charge of $5 million included in Impairment and write-down of property, plant and equipment and intangible assets related to customer relationships based on the revised long-term forecast. The Company concluded that no further impairment or impairment indicators exist as of December 31, 2012.

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

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

PERFORMANCE SHARE UNITS (“PSU’s”)

PSUs are granted to Management Committee and non-Management Committee members. These awards will be settled in shares for Management Committee members and in cash equivalent to the share price for non-Management Committee members, based on market conditions and/or performance and service conditions. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. These awards will cliff vest at various dates up to December 31, 2016.

PSU	Number of units	Weighted average grant date fair value
		$
Vested and non-vested at December 31, 2013[1]	350,076	42.60
Granted/issued	175,815	53.97
Forfeited	(33,076)	45.29
Cancelled	(89,622)	49.79
Vested and settled	(92,890)	46.49

Vested and non-vested at December 31, 2014	310,303	45.52

[1]	Amounts have been adjusted on a post-split basis (see Note 6 “Earnings per common share” for further information).

As a result of PSUs granted in 2014, 2013 and 2012 that have performed under their target, the Company cancelled 89,622 units in 2014 with a weighted average grant date fair value of $49.79 (2013 – $45.85; 2012 – $49.34).

The fair value of PSUs granted in 2014, 2013 and 2012 was estimated at the grant date using a Monte Carlo simulation methodology. The Monte Carlo simulation creates artificial futures by generating numerous sample paths of potential outcomes. The following assumptions were used in calculating the fair value of the units granted:

	2014	2013	2012
Dividend yield	1.980%	2.230%	1.383%
Expected volatility 1 year	31%	23%	38%
Expected volatility 3 years	31%	35%	66%
Risk-free interest rate December 31, 2012	—	—	0.993%
Risk-free interest rate December 31, 2013	—	0.679%	0.662%
Risk-free interest rate December 31, 2014	0.499%	0.469%	0.711%
Risk-free interest rate December 31, 2015	0.447%	0.549%	—
Risk-free interest rate December 31, 2016	0.755%	—	—

At December 31, 2014, of the total vested and non-vested PSUs, 129,805 are expected to be settled in shares and 180,498 will be settled in cash.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

RESTRICTED STOCK UNITS (“RSU’s”)

RSUs are granted to Management Committee and non-Management Committee members. These awards will be settled in shares for Management Committee members and in cash equivalent to the share price for non-Management Committee members, upon completing service conditions. The awards cliff vest after approximately a three year service period. Additionally, the RSUs are credited with dividend equivalents in the form of additional RSUs when cash dividends are paid on the Company’s stock. The grant date fair value of RSUs is equal to the market value of the Company’s stock on the date the awards are granted.

RSU	Number of units	Weighted average grant date fair value
		$
Non-vested at December 31, 2013[1]	374,414	41.46
Granted/issued	130,045	49.95
Forfeited	(29,230)	44.37
Vested and settled	(161,009)	41.27

Non-vested at December 31, 2014	314,220	44.80

[1]	Amounts have been adjusted on a post-split basis (see Note 6 “Earnings per common share” for further information).

At December 31, 2014, of the total non-vested RSUs, 143,941 are expected to be settled in shares and 170,279 will be settled in cash.

DEFERRED SHARE UNITS (“DSU’s”)

DSUs are granted to the Company’s Directors. The DSUs granted to the Directors vest immediately on the grant date. The DSUs are credited with dividend equivalents in the form of additional DSUs when cash dividends are paid on the Company’s stock. For Directors’ DSUs, the Company will deliver at the option of the holder either one share of common stock or the cash equivalent of the fair market value on settlement of each outstanding DSU (including dividend equivalents accumulated) upon termination of service. The grant date fair value of DSUs awards is equal to the market value of the Company’s stock on the date the awards are granted.

Management committee members may elect to defer awards earned under another program into DSUs. In 2014, 6,799 vested awards were deferred to DSUs (2013 – 7,680), and those DSUs can be settled in shares of common stock beginning February 2017.

DSU	Number of units	Weighted average grant date fair value
		$
Vested at December 31, 2013[1]	271,742	25.54
Granted/issued	39,165	44.25
Settled	(48,186)	32.17

Vested at December 31, 2014	262,721	27.11

[1]	Amounts have been adjusted on a post-split basis (see Note 6 “Earnings per common share” for further information).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

NON-QUALIFIED & PERFORMANCE STOCK OPTIONS

Stock options are granted to Management Committee and non-Management Committee members. The stock options vest at various dates up to May 1, 2017 subject to service conditions for non-qualified stock options and, for performance stock options, if certain market conditions are met in addition to the service period. The options expire at various dates no later than seven years from the date of grant.

The fair value of the stock options granted in 2014 (except for the stock options granted on May 1, 2014) and 2013 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted:

	2014	2013
Dividend yield	2.62%	2.67%
Expected volatility	32%	35%
Risk-free interest rate	1.34%	0.76%
Expected life	4.5 years	4.5 years
Strike price	$53.12	$38.35

The grant date fair value of the non-qualified options granted in 2014, was $11.60 (2013 – $8.86).

On May 1, 2014, the Company granted 29,002 options to Michael Garcia, President Pulp and Paper, as part of his employment conditions, and the following assumptions were used in calculating the fair value of the options granted:

2014
Dividend yield	2.80%
Expected volatility	33%
Risk-free interest rate	1.485%
Expected life	4.5 years
Strike price	$47.08

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

The grant date fair value of the non-qualified options granted on May 1, 2014 was $10.52.

OPTIONS (including Performance options) [1]	Number of options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in millions)
		$		$
Outstanding at December 31, 2011	707,322	34.45	3.1	7.0
Exercised	(132,832)	15.30	—	—
Forfeited/expired	(103,308)	30.15	—	—
Outstanding at December 31, 2012	471,182	40.78	2.2	4.2

Options exercisable at December 31, 2012	272,056	30.68	2.4	2.8

Outstanding at December 31, 2012	471,182	40.78	2.2	4.2
Granted	135,174	38.35	6.1	1.2
Exercised	(101,852)	19.40	—	—
Forfeited/expired	(38,830)	50.62	—	—
Outstanding at December 31, 2013	465,674	43.93	2.6	3.3

Options exercisable at December 31, 2013	200,274	36.83	1.7	2.1

Outstanding at December 31, 2013	465,674	43.93	2.6	3.3
Granted	270,028	52.48	6.2	—
Exercised	(131,312)	37.02	—	—
Forfeited/expired	(186,267)	55.67	—	—
Outstanding at December 31, 2014	418,123	46.39	4.6	—

Options exercisable at December 31, 2014	93,027	37.40	2.0	—

[1]	Amounts have been adjusted on a post-split basis (see Note 6 “Earnings per common share” for further information).

In addition to the above noted outstanding options, the Company has 2,352 (2013 – 5,922) outstanding and exercisable stock appreciation rights at December 31, 2014 with a weighted average exercise price of $38.80 (2013 – $39.96).

The total intrinsic value of options exercised in 2014 was $2 million (2013 – $2 million). Based on the Company’s closing year-end stock price of $40.22, the aggregate intrinsic value of options outstanding and options exercisable is nil.

For the year ended December 31, 2014, stock-based compensation expense recognized in the Company’s results of operations was $9 million (2013 – $13 million; 2012 – $20 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $14 million (2013 – $11 million; 2012 – $12 million) and will be recognized over the remaining service period of approximately 28 months. The aggregate value of

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

liability awards settled in 2014 was $12 million. The total fair value of equity awards settled in 2014 was $10 million, representing the fair value at the time of settlement. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

The calculation of basic earnings per common share for the year ended December 31, 2014 is based on the weighted average number of Domtar common shares outstanding during the year. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common securities.

The following table provides the reconciliation between basic and diluted earnings per common share:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net earnings	$431	$91	$172
Weighted average number of common and exchangeable shares outstanding (millions)	64.8	66.6	72.0
Effect of dilutive securities (millions)	0.1	0.1	0.1

Weighted average number of diluted common and exchangeable shares outstanding (millions)	64.9	66.7	72.1

Basic net earnings per common share (in dollars)	$6.65	$1.37	$2.39
Diluted net earnings per common share (in dollars)	$6.64	$1.36	$2.39

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. EARNINGS PER COMMON SHARE (CONTINUED)

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	December 31, 2014	December 31, 2013	December 31, 2012
Options	247,152	194,836	210,410

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2014, the related pension expense was $28 million (2013 – $29 million; 2012 – $24 million).

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

The Company expects to contribute a minimum total amount of $14 million in 2015 compared to $29 million in 2014 (2013 – $35 million; 2012 – $86 million) to the pension plans. The Company expects to contribute a minimum total amount of $5 million in 2015 compared to $5 million in 2014 to the other post-retirement benefit plans (2013 – $10 million; 2012 – $7 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 31, 2014 and December 31, 2013, the measurement date for each year:

	December 31, 2014		December 31, 2013
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at beginning of year	1,715	103	1,914	124
Service cost for the year	35	2	42	3
Interest expense	77	5	75	4
Plan participants’ contributions	6	—	7	—
Actuarial loss (gain)	158	9	(78)	(11)
Plan amendments	1	—	—	—
Benefits paid	(87)	—	(91)	(1)
Direct benefit payments	(5)	(5)	(4)	(5)
Settlement	(60)	—	(52)	(4)
Effect of foreign currency exchange rate change	(117)	(9)	(98)	(7)

Accrued benefit obligation at end of year	1,723	105	1,715	103

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets reflecting the actual return on plan assets, the contributions and the benefits paid during the year:

	December 31, 2014	December 31, 2013
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,709	1,767
Actual return on plan assets	253	144
Employer contributions	29	35
Plan participants’ contributions	6	7
Benefits paid	(92)	(95)
Settlement	(60)	(52)
Effect of foreign currency exchange rate change	(124)	(97)

Fair value of assets at end of year	1,721	1,709

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

DECEMBER 31, 2014

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

The Company’s pension funds are not permitted to directly own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2014:

	Target allocation	Percentage of plan assets at December 31, 2014	Percentage of plan assets at December 31, 2013
Fixed income
Cash and cash equivalents	0% - 9%	3%	3%
Bonds	52% - 62%	57%	55%

Equity
Canadian Equity	3% - 11%	6%	7%
US Equity	9% - 19%	15%	14%
International Equity	16% - 26%	19%	21%

Total (1)		100%	100%

(1)	Approximately 82% of the pension plans’ assets relate to Canadian plans and 18% relate to U.S. plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

	December 31, 2014		December 31, 2013
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,723)	(105)	(1,715)	(103)
Fair value of assets at end of year	1,721	—	1,709	—

Funded status	(2)	(105)	(6)	(103)

The funded status includes $53 million of accrued benefit obligation ($53 million at December 31, 2013) related to supplemental unfunded defined benefit and defined contribution plans.

	December 31, 2014		December 31, 2013
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Trade and other payables (Note 17)	—	(5)	—	(5)
Other liabilities and deferred credits (Note 20)	(123)	(100)	(102)	(98)
Other assets (Note 15)	121	—	96	—

Net amount recognized in the Consolidated Balance Sheets	(2)	(105)	(6)	(103)

The following table presents the pre-tax amounts included in Other comprehensive (loss) income:

	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$	$	$
Prior service credit	(1)	—	—	—	3	—
Amortization of prior year service cost (credit)	3	—	3	(1)	4	(9)
Net (loss) gain	(8)	(8)	126	10	(122)	(11)
Amortization of net actuarial loss	28	—	38	1	19	1

Net amount recognized in other comprehensive income (loss) (pre-tax)	22	(8)	167	10	(96)	(19)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

An estimated amount of $10 million for pension plans and nil for other post-retirement benefit plans will be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2015.

At December 31, 2014, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value of plan assets were $412 million and $290 million, respectively (2013 – $1,075 million and $973 million, respectively).

Components of net periodic benefit cost for pension plans	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
Service cost for the year	35	42	40
Interest expense	77	75	85
Expected return on plan assets	(101)	(96)	(97)
Amortization of net actuarial loss	9	25	18
Curtailment loss (a)	—	1	1
Settlement loss (b)	19	13	1
Amortization of prior year service costs	3	3	3

Net periodic benefit cost	42	63	51

Components of net periodic benefit cost for other post-retirement benefit plans	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
Service cost for the year	3	3	3
Interest expense	5	5	6
Amortization of net actuarial loss	—	—	1
Curtailment gain (c)	—	—	(12)
Amortization of prior year service costs	—	—	(1)

Net periodic benefit cost	8	8	(3)

(a)	The curtailment loss for the year ended December 31, 2013 of $1 million is related to a U.S. hourly plan. The curtailment loss for the year ended December 31, 2012 of $1 million is related to certain U.S. employees who elected to convert from defined benefit to defined contribution plans.

(b)	The settlement loss of $19 million in the pension plans for the year ended December 31, 2014 is related to the previously closed Ottawa, Ontario paper mill. The settlement loss of $13 million in the pension plans for the year ended December 31, 2013 is related to the previously closed Big River and Dryden mills for $6 million and $7 million, respectively (see Note 16 “Closure and restructuring costs and liability”). The settlement loss for the year ended December 31, 2012 of $1 million is related to the sale of hydro assets in Ottawa, Ontario and Gatineau, Quebec.

(c)	The curtailment gain of $12 million for the year ended December 31, 2012 is a result of the curtailment of benefits related to the majority of employees covered by the plan.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the accrued benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

Pension plans	December 31, 2014	December 31, 2013	December 31, 2012
Accrued benefit obligation
Discount rate	3.9%	4.1%	4.1%
Rate of compensation increase	2.7%	2.7%	2.7%

Net periodic benefit cost
Discount rate	4.7%	4.2%	4.8%
Rate of compensation increase	2.7%	2.8%	2.8%
Expected long-term rate of return on plan assets	6.4%	5.8%	6.0%

Discount rate for Canadian plans: 3.9% based on a model whereby cash flows are projected for hypothetical plans and are discounted using a spot rate yield curve developed from bond yield data for AA corporate bonds. Specifically, short-term yields to maturity are derived from actual AA rated corporate bond yield data. For longer terms, extrapolated data is used. The extrapolated data are created by adding a term-based spread over long provincial bond yields. The spread is based on the observed spreads between AA rated corporate bonds and AA rated provincial bonds in three sections of the yield curve.

Discount rate for U.S. plans: 3.85% obtained by incorporating the Company’s qualified plans’ expected cash flows in the Mercer Yield Curve which is based on bonds rated AA or better by Moody’s or Standard & Poor’s, excluding callable bonds, bonds of less than a minimum issue size, and certain other bonds. Effective December 2012, the universe of bonds also includes private placement (traded in reliance on Rule 144A and with at least two years to maturity), make whole, and foreign corporation (denominated in US dollars) bonds.

Effective January 1, 2015, the Company will use 5.6% (2014 – 6.4%; 2013 – 5.8%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management’s best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts’ or governments’ expectations as applicable.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Other post-retirement benefit plans	December 31, 2014	December 31, 2013	December 31, 2012
Accrued benefit obligation
Discount rate	3.9%	4.8%	4.2%
Rate of compensation increase	2.8%	2.8%	2.8%

Net periodic benefit cost
Discount rate	4.8%	4.2%	2.9%
Rate of compensation increase	2.7%	2.8%	2.8%

For measurement purposes, a 5.2% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease gradually to 4.1% by 2033 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

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

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2014, by asset category:

		Fair Value Measurements at December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Cash and short-term investments	72	72	—	—
Asset backed notes (1)	180	—	165	15
Canadian government bonds	93	93	—	—
Canadian corporate debt securities	4	—	4	—
Bond index funds (2 & 3)	691	—	691	—
Canadian equities (4)	116	116	—	—
U.S. equities (5)	42	42	—	—
International equities (6)	255	255	—	—
U.S. stock index funds (3 & 7)	256	—	256	—
Insurance contracts (8)	8	—	—	8
Derivative contracts (9)	4	—	4	—

Total	1,721	578	1,120	23

(1)	This category is described in the section “Asset Backed Notes.”

(2)

This category represents two Canadian bond index fund not actively managed that tracks the FTSE TMX Long-term bond index, and the FTSE TMX Universe bond index and a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.

(3)

The fair value of these plan assets are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)

This category represents an active segregated, large capitalization Canadian equity portfolios with the ability to purchase small and medium capitalized companies and $6 million of Canadian equities held within an active segregated global equity portfolio.

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

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2013, by asset category:

		Fair Value Measurements at December 31, 2013
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Cash and short-term investments	74	74	—	—
Asset backed notes (1)	203	—	186	17
Canadian government bonds	273	273	—	—
Canadian corporate debt securities	4	—	4	—
Bond index funds (2 & 3)	445	—	445	—
Canadian equities (4)	126	126	—	—
U.S. equities (5)	37	37	—	—
International equities (6)	295	295	—	—
U.S. stock index funds (3 & 7)	243	—	243	—
Insurance contracts (8)	8	—	—	8
Derivative contracts (9)	1	—	1	—

Total	1,709	805	879	25

(1)	This category is described in the section “Asset Backed Notes”.

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

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

ASSET BACKED NOTES

At December 31, 2014, Domtar Corporation’s Canadian defined benefit pension funds held restructured asset backed notes (“ABN”) (formerly asset backed commercial paper) valued at $180 million (CDN $209 million). At December 31, 2013, the plans held ABN valued at $203 million (CDN $216 million). During 2014, the total value of the ABN benefited from an increase in value of $18 million (CDN $20 million). For the same period, the total value of ABN was reduced by repayments and sales totalling $24 million (CDN $27 million), and by a $17 million impact of a decrease in the value of the Canadian dollar.

Most of these ABN, with a current value of $171 million (2012 and 2013, respectively – $193 million), were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009. About $165 million of these notes are expected to mature in two years. These notes are valued based upon current market quotes and auction results. The market values are supported by the value of the underlying investments held by the issuing conduit. The values for the $6 million of remaining ABN, that also were subject to the Montreal Accord, were sourced either from the asset manager of the ABN, or from trading values for similar securities of similar credit quality.

An additional $9 million of ABN were restructured separately from the Montreal Accord. They are valued based upon the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount (equivalent 1.75% per annum) applied for illiquidity. They are expected to mature in two years.

Possible changes that could impact the future value of ABN include: (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABN market, (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits, and (4) the passage of time, as most of the notes will mature in approximately two years.

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	ABN [1]	Insurance contracts	TOTAL
	$	$	$
Balance at December 31, 2012	36	7	43
Purchases/(Settlements)	(19)	—	(19)
Return on plan assets	2	1	3
Effect of foreign currency exchange rate change	(2)	—	(2)

Balance at December 31, 2013	17	8	25
Purchases/(Settlements)	(14)	1	(13)
Return on plan assets	13	1	14
Effect of foreign currency exchange rate change	(1)	(2)	(3)

Balance at December 31, 2014	15	8	23

[1]	Includes $6 million of Montreal Accord in 2014 (2013 – $7 million)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2014 are as follows:

	Pension plans	Other post-retirement benefit plans
	$	$
2015	90	5
2016	93	5
2017	97	5
2018	100	5
2019	104	5
2020 – 2024	548	26

MULTIEMPLOYER PLANS

Domtar contributed to seven multiemployer defined benefit pension plans under the terms of collective agreements that cover certain Canadian and U.S. unionized employees. As of December 31, 2014, the Company had withdrawn from all five U.S. multiemployer plans, and continued to participate in the two Canadian plans. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

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

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Domtar’s participation in these plans for the annual periods ended December 31 is outlined in the table below. The plan’s 2014, 2013 and 2012 actuarial status certification was completed as of January 1, 2014, January 1, 2013 and January 1, 2012, respectively, and is based on the plan’s actuarial valuation as of December 31, 2013, December 31, 2012 and December 31, 2011, respectively. This represents the most recent Pension Protection Act zone status available. The zone status is based on information received from the plan and is certified by the plan’s actuary.

	EIN / Pension Plan Number	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions from Domtar to Multiemployer (c)			Surcharge imposed	Expiration date of collective bargaining agreement
Pension Fund		2014	2013		2014	2013	2012
					$	$	$
U.S. Multiemployer Plans
PACE Industry Union- Management Pension Fund (a)	11-6166763-001	Red	Red	Yes—Implemented	—	—	3	Yes	January 27, 2015
Canadian Multiemployer Plans
Pulp and Paper Industry Pension Plan (b)	N/A	N/A	N/A	N/A	2	2	2	N/A	April 30, 2017

				Total	2	2	5
	Total contributions made to all plans that are not individually significant (d)				—	1	1

	Total contributions made to all plans				2	3	6

(a)	Domtar withdrew from PACE Industry Union-Management Pension Fund effective December 31, 2012.

(b)	In the event that the Canadian multiemployer plan is underfunded, the monthly benefit amount can be reduced by the trustees of the plan. Moreover, Domtar is not responsible for the underfunded status of the plan because the Canadian multiemployer plans do not require participating employers to pay a withdrawal liability or penalty upon withdrawal.

(c)	For each of the three years presented, Domtar’s contributions to each multiemployer plan do not represent more than 5% of total contributions to each plan as indicated in the plan’s most recently available annual report.

(d)	On July 31, 2013, Domtar withdrew from all remaining U.S. multiemployer plans.

In relation to the withdrawal from one of the Company’s multiemployer pension plans in 2011, the Company recorded an additional charge to earnings of $1 million due to a change in the estimated withdrawal liability during the first quarter of 2013. During the second and third quarter of 2013, the Company withdrew from its remaining U.S. multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $14 million, of which $3 million is recorded in Closure and restructuring costs and $11 million related to the sale of its Ariva U.S. business included in Other operating (income) loss, net on the Consolidated Statement of Earnings and Comprehensive Income. At December 31, 2014, the total provision for the withdrawal liabilities is $60 million. While this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans at December 31, 2014, additional withdrawal liabilities may be incurred based on the final fund assessment and in the event of a mass withdrawal, as defined by statute, occurring anytime within the next two years (See Note 16 “Closure and Restructuring Costs and Liability”).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating (income) loss, net includes the following:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
Alternative fuel tax credits (Note 10)	(18)	26	—
Loss on sale of business (1)	—	20	—
Net (gain) loss on sale of property, plant and equipment (2)	—	(16)	2
Environmental provision	1	(1)	2
Foreign exchange (gain) loss	(1)	(9)	3
Weston litigation (3)	—	49	—
Proceeds from insurance claims on machinery and equipment	(11)	—	—
Other	—	3	—

Other operating (income) loss, net	(29)	72	7

(1)	On July 31, 2013, the Company completed the sale of its Ariva U.S. business. The Company recorded a loss on sale of business of $20 million in 2013.

(2)	On March 22, 2013, the Company sold the building, remaining equipment and related land of the closed pulp and paper mill in Port Edwards, Wisconsin and recorded a gain on the sale of approximately $10 million. The transaction included specific machinery, equipment, furniture, parts, supplies, tools, real estate, land improvements, and other fixed or tangible assets. The assets were sold “as is” for proceeds of approximately $9 million and the environmental provision of $3 million related to these assets was contractually passed on to the buyer and released from the Company’s liabilities. The net book value of the assets sold was approximately $2 million. In November 2013, the Company sold its land in Cornwall, Ontario and recorded a gain on the sale of approximately $6 million.

On November 20, 2012, the Company sold its hydro assets in Ottawa, Ontario and Gatineau, Quebec for approximately $46 million (CDN $46 million) and included three power stations (21M megawatts of installed capacity), water rights in the area, as well as Domtar Inc.’s equity stake in the Chaudière Water Power Inc., a ring dam consortium. As a result, the Company incurred a loss relating to the curtailment of the pension plan of $2 million and legal fees of $1 million.

(3)	On June 24, 2013, the parties agreed to settle the Weston litigation for a payment by Domtar to Weston of $49 million (CDN $50 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
Interest on long-term debt (1)	95	81	76
Loss on repurchase of long-term debt	—	2	47
Reversal of fair value decrement (increment) on debentures	—	1	(2)
Receivables securitization	1	1	1
Interest on withdrawal from multiemployer plans	3	—	—
Amortization of debt issue costs and other	4	4	9

	103	89	131

(1)	The Company capitalized $3 million of interest expense in 2014 ($3 million in 2013 and 2012, respectively).

NOTE 10.

INCOME TAXES

The Company’s earnings before income taxes by taxing jurisdiction were:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
U.S. earnings	86	37	116
Foreign earnings	175	35	120

Earnings before income taxes	261	72	236

Provisions for income taxes include the following:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
U.S. Federal and State:
Current	20	(13)	68
Deferred	(213)	(22)	(34)
Foreign:
Current	11	1	1
Deferred	12	14	23

Income tax (benefit) expense	(170)	(20)	58

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes due to the following:

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
U.S. federal statutory income tax	91	25	83
Reconciling Items:
State and local income taxes, net of federal income tax benefit	3	1	1
Foreign income tax rate differential	(18)	(6)	(8)
Tax credits and special deductions	(18)	(54)	(8)
Alternative fuel tax credit (income) expense	(6)	9	—
Non-deductible litigation payments	—	13	—
Tax rate changes	(16)	(3)	(3)
Uncertain tax positions	(194)	(3)	6
U.S. manufacturing deduction	(9)	(5)	(10)
Functional currency differences	(5)	—	—
Valuation allowance on deferred tax assets	7	5	1
Other	(5)	(2)	(4)

Income tax (benefit) expense	(170)	(20)	58

In 2014, the IRS completed its ongoing U.S. federal income tax audit for tax years 2009, 2010, and 2011, and the Company filed related amended state tax returns. As a result of the audit completion, the Company recognized previously unrecognized gross tax benefits of $223 million and reversed related deferred tax assets of $23 million for a net tax benefit of $200 million for 2014. This $200 million benefit, less $6 million of expense for other 2014 activity, impacted the 2014 effective tax rate and is included in the table above in the Uncertain tax positions benefit of $194 million. The audit closure also resulted in an additional $7 million benefit related to the U.S. manufacturing deduction which impacted the effective tax rate for 2014 and is included in the $9 million for that line item above. The effective tax rate was also impacted by the recognition of $18 million of Alternative Fuel Tax Credits (“AFTC”) with no related tax expense. During 2014, the Company recorded $18 million of tax credits, mainly research and experimentation credits pertaining to current and prior years. The effective tax rate for 2014 was also significantly impacted by an enacted tax rate decrease in Spain and tax losses related to functional currency differences.

During 2013, the Company recorded $54 million of various tax credits pertaining to current and prior years. These credits included the conversion of $26 million of AFTC into $55 million of Cellulosic Biofuel Producer Credits (“CBPC”) resulting in an after-tax benefit of $33 million for the new credit, as well as research and experimentation credits and other federal and state credits. Also, the Company’s effective tax rate is being reduced in 2013 by the impact of the U.S. manufacturing deduction and enacted law changes in certain states and provinces. The effective tax rate is being increased by the impact of certain non-deductible payments, mainly the Weston litigation settlement and the AFTC repayment, and an increase in the valuation allowance on certain losses. Additionally, the effective tax rate is being impacted by an $8 million reduction in unrecognized tax benefits pertaining to the AFTC which was converted to CBPC, partially offset by $5 million of accrued interest on uncertain tax positions.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Deferred tax assets and liabilities are based on tax rates that are expected to be in effect in future periods when deferred items are expected to reverse. Changes in tax rates or tax laws affect the expected future benefit or expense. The effect of such changes that occurred during each of the last three fiscal years is included in “Tax rate changes” disclosed under the effective income tax rate reconciliation shown above.

ALTERNATIVE FUEL TAX CREDITS

As of December 31, 2014, the Company has no remaining gross unrecognized tax benefits and interest or related deferred tax assets associated with the AFTC claimed on its 2009 tax return. These benefits amounting to $198 million were recognized, reduced by the reversal of related deferred tax assets of $20 million, or $178 million net of deferred taxes, during 2014, thus impacting the effective tax rate.

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2014 and December 31, 2013 are comprised of the following:

	December 31, 2014	December 31, 2013
	$	$
Accounting provisions	56	62
Net operating loss carryforwards and other deductions	78	107
Pension and other employee future benefit plans	61	58
Inventory	15	6
Tax credits	34	62
Other	10	23

Gross deferred tax assets	254	318
Valuation allowance	(25)	(19)

Net deferred tax assets	229	299

Property, plant and equipment	(734)	(735)
Deferred income	—	(41)
Impact of foreign exchange on long-term debt and investments	(10)	(11)
Intangible assets	(170)	(109)

Total deferred tax liabilities	(914)	(896)

Net deferred tax liabilities	(685)	(597)

Included in:
Deferred income tax assets	75	52
Other assets (Note 15)	4	15
Deferred income taxes and other	(764)	(664)

Total	(685)	(597)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

With the acquisition of AHP on July 1, 2013, and Attends US on September 1, 2011, the Company acquired additional federal net operating loss carryforwards of $48 million and $2 million, respectively. These U.S. federal net operating losses are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), that can vary from year to year. At December 31, 2014, the Company had $6 million of federal net operating loss carryforward remaining which expires in 2032. Canadian scientific research and experimental development expenditures not previously deducted represent an amount of $99 million. The Canadian federal losses have been fully utilized as of December 31, 2014, and there is no expiration date on the scientific research and experimental development expenditures. The Company also has other foreign net operating loss carryforwards of $23 million, of which $5 million will begin to expire in 2017, $76 million, which may be carried forward indefinitely, and $11 million of finance expenditures not previously deducted.

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

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets in the U.S., with the exception of certain state credits for which a valuation allowance of $4 million exists at December 31, 2014, and certain foreign loss carryforwards for which a valuation allowance of $21 million exists at December 31, 2014. Of this amount, $7 million impacted tax expense and the effective tax rate for 2014 ($5 million – 2013; $1 million – 2012).

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

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2014, the Company had gross unrecognized tax benefits of approximately $48 million ($259 million and $254 million for 2013 and 2012 respectively). If recognized in 2015, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

	December 31, 2014	December 31, 2013	December 31, 2012
	$	$	$
Balance at beginning of year	259	254	253
Additions based on tax positions related to current year	3	3	1
Additions for tax positions of prior years	10	9	1
Reductions for tax positions of prior years	—	(10)	—
Reductions related to settlements with taxing authorities	(223)	(2)	(10)
Expirations of statutes of limitations	(4)	—	—
Interest	4	5	9
Foreign exchange impact	(1)	—	—

Balance at end of year	48	259	254

As a result of the acquisition of Indas on January 2, 2014 and AHP on July 1, 2013, the Company recorded unrecognized tax benefits which are shown as additions for tax positions of prior years in the table above.

The Company recorded $4 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2014 ($5 million and $9 million for 2013 and 2012, respectively). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.

The major jurisdictions where the Company and its subsidiaries will file tax returns for 2014, in addition to filing one consolidated U.S. federal income tax return, are Canada, Sweden, and Spain. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various states and provinces. At December 31, 2014, the Company’s subsidiaries are subject to foreign federal income tax examinations for the tax years 2007 through 2012, with federal years prior to 2009 being closed from a cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition, except as mentioned below.

During the third quarter of 2014, the IRS completed an audit of the Company’s 2009, 2010, and 2011 U.S. income tax returns. As a result of the audit closure, the Company recognized previously unrecognized gross tax benefits of $223 million and reversed related deferred tax assets of $23 million for a net tax benefit of $200 million for 2014. The recognition of these benefits, $200 million net of deferred taxes, impacted the effective tax rate for 2014. Included in the above amounts are previously unrecognized tax benefits and interest of $198 million and the reversal of related deferred assets (expense) of $20 million, a $178 million benefit net of deferred taxes, related to AFTC. As of December 31, 2014, the Company has no remaining gross unrecognized tax benefits and interest or related deferred tax assets associated with the AFTC claimed on its 2009 tax return.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 31, 2014	December 31, 2013
	$	$
Work in process and finished goods	395	386
Raw materials	123	102
Operating and maintenance supplies	196	197

	714	685

NOTE 12.

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

	December 31, 2014	December 31, 2013
	$	$
Balance at beginning of year	369	263
Acquisition of Laboratorios Indas	234	—
Acquisition of AHP	—	103
Effect of foreign currency exchange rate change	(36)	3

Balance at end of year	567	369

The goodwill at December 31, 2014 is entirely related to the Personal Care reporting segment. (See Note 3 “Acquisition of Businesses” for further information on the increase in 2014).

The Company performed its annual goodwill impairment testing at October 1, 2014 and 2013 and determined that the estimated fair value of the reporting units exceeded their carrying values. On October 1, 2012, the Company assessed qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount. After assessing the totality of events and circumstances, the Company determined that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. As a result, no impairment charges were recorded during 2014, 2013 or 2012.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31, 2014	December 31, 2013
		$	$
Machinery and equipment	3 – 20	7,537	7,506
Buildings and improvements	10 – 40	1,005	982
Timberlands		243	255
Assets under construction		124	140

		8,909	8,883
Less: Allowance for depreciation and amortization		(5,778)	(5,594)

		3,131	3,289

Depreciation expense related to property, plant and equipment for the year ended December 31, 2014 was $363 million (2013 – $366 million; 2012 – $377 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives (in years)	December 31, 2014			December 31, 2013
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Intangible assets subject to amortization
Water rights	40	8	(1)	7	8	(1)	7
Customer relationships (1)	10 –40	374	(32)	342	256	(14)	242
Technology	7 – 20	8	(2)	6	8	(1)	7
Non-Compete	9	1	—	1	1	—	1
License rights	12	29	(4)	25	29	(1)	28

		420	(39)	381	302	(17)	285
Intangible assets not subject to amortization
Trade names (1)		233	—	233	116	—	116
License rights		6	—	6	6	—	6
Catalog rights (1)		41	—	41	—	—	—

Total		700	(39)	661	424	(17)	407

Amortization expense related to intangible assets for the year ended December 31, 2014 was $21 million (2013 – $10 million; 2012 – $8 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2015	2016	2017	2018	2019
	$	$	$	$	$
Amortization expense related to intangible assets	20	20	20	19	19

(1)	Increase relates to the acquisition of Indas on January 2, 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. INTANGIBLE ASSETS (CONTINUED)

The Company performed its annual impairment test on its indefinite-lived intangible assets at October 1, 2014, using a quantitative approach, and determined that the estimated fair values of its indefinite-lived intangible assets significantly exceeded their carrying amounts. On October 1, 2013 and 2012, the Company performed the qualitative assessment of indefinite-lived intangible assets. After assessing the totality of events and circumstances, the Company determined that it was more likely than not that the fair values of the indefinite-lived intangible assets was greater than their respecting carrying amounts. Thus, performing the Step I impairment test was unnecessary. No impairment charge was recorded for indefinite-lived intangible assets during 2014, 2013 or 2012.

NOTE 15.

OTHER ASSETS

The following table presents the components of other assets:

	December 31, 2014	December 31, 2013
	$	$
Pension asset—defined benefit pension plans (Note 7)	121	96
Unamortized debt issue costs	14	15
Deferred income tax assets (Note 10)	4	15
Asset-backed notes	10	6
Other	7	4

	156	136

NOTE 16.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand, which in some cases could result in closure or impairment costs being recorded in earnings.

In relation to the withdrawal from one of the Company’s multiemployer pension plans in 2011, the Company recorded a charge to earnings of $14 million in 2012, as a result of a revision in the estimated withdrawal liability. Also in 2012, the Company withdrew from a second multiemployer pension plan and recorded a withdrawal liability and a charge to earnings of $1 million. In the first quarter of 2013, as a result of another revision in the estimated withdrawal liability, the Company recorded a further charge to earnings of $1 million. During the second and third quarter of 2013, the Company withdrew from its remaining U.S. multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $14 million, of

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

which $3 million is recorded in Closure and restructuring costs and $11 million related to the sale of its Ariva U.S. business in Other operating (income) loss, net on the Consolidated Statement of Earnings and Comprehensive Income. At December 31, 2014, the total provision for the withdrawal liabilities is $60 million. At December 31, 2014, this is the Company’s best estimate of the ultimate cost of the withdrawal from these plans. Further, the Company remains liable for potential additional withdrawal liabilities to the fund in the event of a mass withdrawal, as defined by statute, occurring anytime up to the next two years.

During the fourth quarter of 2014, the Company incurred pension settlement costs in the amount of $19 million related to the previously closed Ottawa paper mill.

During the second quarter of 2013, the Company incurred pension settlement costs in the amount of $13 million related to the previously closed Big River sawmill and Dryden paper mill for $6 million and $7 million, respectively.

Ashdown, Arkansas mill

On December 10, 2014, the Company announced that its Board of Directors has approved a $160 million capital project to convert a paper machine at the Ashdown, Arkansas mill to a high quality fluff pulp line used in absorbent applications such as baby diapers, feminine hygiene and adult incontinence products. The planned conversion is expected to come online by the third quarter 2016 and will allow for the production of up to 516,000 metric tons of fluff pulp per year once the machine is in full operation. The project will also result in the permanent reduction of 364,000 short tons of annual uncoated freesheet production capacity in the second quarter of 2016.

The conversion work is expected to commence during the second quarter of 2016 and the fluff pulp line is scheduled to startup by the third quarter 2016. The cost of conversion will be approximately $160 million of which $40 million is expected to be invested in 2015 and $120 million in 2016. The Company will also invest $40 million in a pulp bale line that will provide flexibility to manufacture papergrade softwood pulp, contingent on market conditions.

The aggregate pre-tax earnings charge in connection with this conversion is estimated to be $120 million which includes an estimated $117 million in non-cash charges relating to accelerated depreciation of the carrying amounts of the manufacturing equipment as well as the write-off of related spare parts. Of the estimated pre-tax charge of $120 million, $3 million relates to estimated cash severance, employee benefits and training. Of the estimated total pre-tax charge of $120 million, $113 million is expected to be incurred during 2015 and 2016. As a result of the fourth quarter decision to convert a paper machine to a fluff pulp line at its Ashdown, Arkansas mill, the Company recorded in the fourth quarter of 2014 $4 million of accelerated depreciation under Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income and $3 million of inventory obsolescence under closure and restructuring costs.

Indianapolis, Indiana Converting

On October 13, 2014, the Company announced the closure of its Indianapolis, Indiana plant and the shutdown affected approximately 60 employees. As a result, during the fourth quarter of 2014, the Company recorded $2 million of closure and termination costs and $1 million of inventory obsolescence.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Pulp and paper converting site

During the fourth quarter of 2013, the Company recorded a $5 million write-down of property, plant and equipment at one of its converting sites in the pulp and paper segment, in Impairment and write-down of property, plant and equipment and intangible assets on the Consolidated Statement of Earnings and Comprehensive Income.

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

As a result, the Company recognized in 2012, $7 million of accelerated depreciation under Impairment and write-down of property, plant and equipment and intangibles assets, $5 million of severance and termination costs and a $4 million write-down of inventory. The pulp machine ceased production in March 2013. Furthermore, during the first quarter of 2013, the Company recognized $10 million of accelerated depreciation under Impairment and write-down of property, plant and equipment, and reversed $1 million of severance and termination costs. During the second quarter of 2013, the Company reversed an additional $1 million of severance and termination costs, reversed $1 million of inventory obsolescence, and incurred $2 million of other costs.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Other costs

During 2014, other costs related to previous and ongoing closures include $3 million of severance and termination costs.

During 2013, other costs related to previous and ongoing closures include $2 million of severance and termination costs.

During 2012, other costs related to previous and ongoing closures include $1 million in severance and termination costs, a $1 million write-down of inventory, $1 million in pension and $3 million in other costs.

The following tables provide the components of closure and restructuring costs by segment:

	Year ended December 31, 2014
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	4	1	5
Inventory write-down	4	—	4
Pension settlement and withdrawal liability	19	—	19

Closure and restructuring costs	27	1	28

	Year ended December 31, 2013
	Pulp and Paper	Personal Care	Corporate	Total
	$	$	$	$
Severance and termination costs	(2)	2	—	—
Inventory obsolescence reversal	(1)	—	—	(1)
Pension settlement and withdrawal liability	11	—	6	17
Other	2	—	—	2

Closure and restructuring costs	10	2	6	18

	Year ended December 31, 2012
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	6	—	6
Inventory write-down	5	—	5
Loss on curtailment of pension benefits and pension withdrawal liability	16	—	16
Other	2	1	3

Closure and restructuring costs	29	1	30

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

The following table provides the activity in the closure and restructuring liability:

	December 31, 2014	December 31, 2013
	$	$
Balance at beginning of year	3	10
Additions	4	1
Payments	(5)	(5)
Pension provision (reflected in Accrued benefit obligation)	—	(3)
Reversal	(1)	—
Acquisition of business	1	—

Balance at end of year	2	3

The $2 million provision comprised of severance and termination costs is in the Pulp and Paper segment.

Closure and restructuring costs are based on management’s best estimates at December 31, 2014. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

NOTE 17.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31, 2014	December 31, 2013
	$	$
Trade payables	374	370
Payroll-related accruals	149	148
Accrued interest	26	21
Payables on capital projects	21	6
Rebate accruals	68	62
Liability—pension and other post-retirement benefit plans (Note 7)	5	5
Provision for environment and other asset retirement obligations (Note 22)	16	19
Closure and restructuring costs liability (Note 16)	2	3
Derivative financial instruments (Note 23)	27	10
Dividends payable (Note 21)	24	17
Stock-based compensation—liability awards	3	8
Other	6	4

	721	673

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The following table presents the changes in Accumulated other comprehensive income (loss) by component (1) for the period ended December 31 2014 and 2013.

	Net derivative gains (losses) on cash flow hedges	Pension items (2)	Post- retirement benefit items (2)	Foreign currency items	Total
Balance at December 31, 2012	5	(326)	(15)	208	(128)

Natural gas swap contracts	—	N/A	N/A	N/A	—
Currency options	(8)	N/A	N/A	N/A	(8)
Net investment hedge	(2)	N/A	N/A	N/A	(2)
Prior service cost	N/A	—	—	N/A	—
Net loss	N/A	86	7	N/A	93
Foreign currency items	N/A	N/A	N/A	(56)	(56)

Other comprehensive (loss) income before reclassifications	(10)	86	7	(56)	27

Amounts reclassified from Accumulated other comprehensive loss	5	30	1	—	36

Net current period other comprehensive (loss) income	(5)	116	8	(56)	63

Balance at December 31, 2013	—	(210)	(7)	152	(65)

Balance at December 31, 2013	—	(210)	(7)	152	(65)

Natural gas swap contracts	(10)	N/A	N/A	N/A	(10)
Currency options	(15)	N/A	N/A	N/A	(15)
Forward contracts	2	N/A	N/A	N/A	2
Net gain	N/A	(4)	(6)	N/A	(10)
Foreign currency items	N/A	N/A	N/A	(200)	(200)

Other comprehensive loss before reclassifications	(23)	(4)	(6)	(200)	(233)

Amounts reclassified from Accumulated other comprehensive loss	8	22	—	—	30

Net current period other comprehensive (loss) income	(15)	18	(6)	(200)	(203)

Balance at December 31, 2014	(15)	(192)	(13)	(48)	(268)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.

(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive income (1) :

Details about Accumulated other comprehensive income components	Amount reclassified from Accumulated other comprehensive income
	Year ended December 31
	2014	2013
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts	(4)	4	(2)
Currency options and forwards	16	4	(2)

Total before tax	12	8
Tax benefit	(4)	(3)

Net of tax	8	5

Amortization of defined benefit pension items
Amortization of prior year service cost (credit)	22	17	(3)
Amortization of net actuarial loss	9	25	(3)

Total before tax	31	42
Tax benefit	(9)	(12)

Net of tax	22	30

Amortization of other post-retirement benefit plans’ items
Amortization of prior year service cost (credit)	—	—
Amortization of net actuarial loss	—	1	(3)

Total before tax	—	1
Tax benefit	—	—

Net of tax	—	1

(1)	Amounts in parentheses indicate losses.

(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income.

(3)	These amounts are included in the computation of net periodic pension cost. (see Note 7 “Pension Plans and Other Post-retirement benefit plans” for more details)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

LONG-TERM DEBT

	Maturity	Par Amount	Currency	December 31, 2014	December 31, 2013
		$		$	$
Unsecured notes
7.125% Notes	2015	167	US	166	166
9.5% Notes	2016	94	US	96	97
10.75% Notes	2017	278	US	275	273
4.4% Notes	2022	300	US	300	300
6.25% Notes	2042	250	US	249	249
6.75% Notes	2044	250	US	249	249
Revolving Credit Facility	2019	—	US	—	160
Capital lease obligations and other	2015 – 2028			15	20

				1,350	1,514
Less: Due within one year				169	4

				1,181	1,510

Principal long-term debt repayments, including capital lease obligations, in each of the next five years will amount to:

	Long-term debt	Capital leases and other
	$	$
2015	167	4
2016	94	3
2017	278	2
2018	—	1
2019	—	1
Thereafter	800	10

	1,339	21
Less: Amounts representing interest	—	6

Total payments	1,339	15

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

As a result of a cash tender offer during the first quarter of 2012, the Company repurchased $1 million of the 5.375% Notes due 2013, $47 million of the 7.125% Notes due 2015, $31 million of the 9.5% Notes due 2016 and $107 million of the 10.75% Notes due 2017. The Company incurred tender premiums of $47 million and additional charges of $3 million as a result of this extinguishment, both of which were included in Interest expense, net on the Consolidated Statements of Earnings and Comprehensive Income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

SENIOR NOTES OFFERING

On November 30, 2013, the Company issued $250 million 6.75% Notes due 2044 for net proceeds of $249 million. The net proceeds from the offering were used to fund a portion of the purchase price of the acquisition of Indas.

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

BANK FACILITY

On October 3, 2014, the Company entered into a $600 million amended and restated Credit Agreement that matures on October 3, 2019. This amended credit facility was scheduled to mature June 15, 2017. The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility), which may be borrowed in U.S. Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). The Company may increase the maximum aggregate amount of availability under the Credit Agreement by up to $400 million, borrow this increased amount as a term loan, and extend the final maturity of the Credit Agreement by one year, subject to the agreement of applicable lenders.

Borrowings under the Credit Agreement bear interest at LIBOR, EURIBOR, Canadian bankers’ acceptance or prime rate, as applicable, plus a margin linked to a credit rating at the time of borrowing. In addition, the Company pays facility fees quarterly at rates dependent on the Company’s credit ratings.

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2014, the Company was in compliance with the covenants, and no amounts were borrowed (December 31, 2013 – $160 million). At December 31, 2014, the Company had no outstanding letters of credit under this credit facility (December 31, 2013 – $1 million).

All borrowings under the Credit Agreement are unsecured. However, certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Credit Agreement, and

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

certain subsidiaries of the Company that are not organized in the United States unconditionally guarantee any obligations of Domtar Inc., the Canadian subsidiary borrower, or of additional borrowers that are not organized in the United States, under the Credit Agreement, in each case, subject to the provisions of the Credit Agreement.

RECEIVABLES SECURITIZATION

The Company uses securitization of certain receivables to provide additional liquidity to fund its operations. The costs under the program may vary based on changes in interest rates. The Company’s securitization program consists of the ongoing sale of most of the receivables of its domestic subsidiaries to a bankruptcy remote consolidated subsidiary which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables to support the issue of letters of credit or borrowings.

The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility, or the failure by Domtar to satisfy material obligations.

At December 31, 2014, the Company had no borrowings and $45 million of letters of credit outstanding under the program (2013 – nil and $46 million, respectively). Sales of receivables under this program are accounted for as secured borrowings.

In 2014, a net charge of $1 million (2013 – $1 million; 2012 – $1 million) resulted from the program described above and was included in Interest expense in the Consolidated Statements of Earnings and Comprehensive Income.

NOTE 20.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	December 31, 2014	December 31, 2013
	$	$
Liability—other post-retirement benefit plans (Note 7)	100	98
Pension liability—defined benefit pension plans (Note 7)	123	102
Pension liability—multiemployer plan withdrawal (Note 7)	58	63
Provision for environmental and asset retirement obligations (Note 22)	44	48
Stock-based compensation—liability awards	14	17
Derivative Financial Instruments	15	1
Other	24	25

	378	354

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. OTHER LIABILITIES AND DEFERRED CREDITS (CONTINUED)

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. At December 31, 2014, Domtar estimated the net present value of its asset retirement obligations to be $20 million (2013 – $21 million); the present value is based on probability weighted undiscounted cash outflows of $64 million (2013 – $66 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2033. However, some settlement scenarios call for obligations to be settled as late as December 31, 2053. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 5.5% and 12.0%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31, 2014	December 31, 2013
	$	$
Asset retirement obligations, beginning of year	21	33
Revisions to estimated cash flows	—	(2)
Sale of closed facility (1)	—	(3)
Reversal of provision	—	(5)
ARO Spending	(2)	(3)
Accretion expense	2	1
Effect of foreign currency exchange rate change	(1)	—

Asset retirement obligations, end of year	20	21

(1)	The sale of facility in 2013, relates to the sale of Port Edward.

NOTE 21.

SHAREHOLDERS’ EQUITY

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

During 2014, the Company declared one quarterly dividend of $0.275 per share to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc and three quarterly

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

dividends of $0.375 per share, to holders of the Company’s common stock. The total dividends of approximately $18 million, $24 million, $24 million and $24 million were paid on April 15, 2014, July 15, 2014, October 15, 2014 and January 15, 2015, respectively, to shareholders of record as of March 14, 2014, July 2, 2014, October 2, 2014 and January 2, 2015, respectively.

During 2013, the Company declared one quarterly dividend of $0.225 per share, on a post-split basis, and three quarterly dividends of $0.275 per share, on a post-split basis, to holders of the Company’s common stock, as well as holders of exchangeable shares of Domtar (Canada) Paper Inc. The total dividends of approximately $15 million, $19 million, $18 million and $17 million were paid on April 15, 2013, July 15, 2013, October 15, 2013 and January 15, 2014, respectively, to shareholders of record as of March 15, 2013, June 14, 2013, September 13, 2013 and December 13, 2013, respectively.

On February 23, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on April 15, 2015 to shareholders of record on April 2, 2015.

STOCK REPURCHASE PROGRAM

In 2010, the Company’s Board of Directors authorized a stock repurchase program (“the Program”) of up to $1 billion of Domtar Corporation’s common stock. On February 23, 2015, the Company’s Board of Directors approved an increase to the Program from $1 billion to $1.3 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of stock options, awards, and to improve shareholders’ returns.

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

During 2014, the Company repurchased 996,967 shares (2013 – 5,019,606; 2012 – 4,001,850 shares) at an average price of $38.59 (2013 – $36.55; 2012 – $39.16) for a total cost of $38 million (2013 – $183 million; 2012 – $157 million).

Since the inception of the Program, the Company repurchased 23,337,980 shares at an average price of $39.21 for a total cost of $915 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue 20 million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2014 or December 31, 2013.

COMMON STOCK

The Company is authorized to issue two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2014 and December 31, 2013, were as follows:

	December 31, 2014		December 31, 2013
	Number of shares	$	Number of shares	$
Common stock
Balance at beginning of year	31,857,451	—	34,238,604	—
Shares issued
Stock options	—	—	4,278	—
Conversion of exchangeable shares	561,510	—	46,304	—
Stock split (2:1) (1)	32,500,552	1	—	—
Treasury stock (1)	(909,426)	—	(2,431,735)	—

Balance at end of year	64,010,087	1	31,857,451	—

(1)	The Company issued 10,635,436 shares out of Treasury stock in order to complete the transaction. During 2014, the Company repurchased 996,967 shares (2013 – 5,019,606) and issued 87,541 shares (2013 – 156,136) out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

Domtar (Canada) Paper Inc. Exchangeable Shares

Upon the consummation of a series of transactions whereby the Fine Paper Business of Weyerhaeuser Company was transferred to the Company and it acquired Domtar Inc. on March 7, 2007 (Domtar Inc. shareholders had the option to receive either common stock of the Company or shares of Domtar (Canada) Paper Inc., a subsidiary of Domtar Corporation, that were exchangeable for common stock of the Company. The exchangeable shares of Domtar (Canada) Paper Inc. were intended to be substantially the economic equivalent to shares of the Company’s common stock. These shareholders could exchange the exchangeable shares for shares of Domtar Corporation common stock on a one-for-one basis at any time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

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

In 2014, the Company’s operating expenses for environmental matters, as described in Note 1, amounted to $68 million (2013 – $69 million; 2012 – $64 million).

The Company made capital expenditures for environmental matters of $14 million in 2014 (2013 – $4 million; 2012 – $4 million). No amounts were spent under the Pulp and Paper Green Transformation Program in 2014 as all projects were completed in 2013, and reimbursed by the Government of Canada (2013 – nil; 2012 – $6 million), for the improvement of air emissions and energy efficiency, effluent treatment and remedial actions to address environmental compliance.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31, 2014	December 31, 2013
	$	$
Balance at beginning of year	67	83
Additions	2	3
Sale of business and closed facility	—	(3)
Reversal of provision	—	(7)
Environmental spending	(8)	(8)
Accretion	2	2
Effect of foreign currency exchange rate change	(3)	(3)

Balance at end of year	60	67

At December 31, 2014, anticipated undiscounted payments in each of the next five years are as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and other asset retirement obligations	16	14	1	1	2	70	104

The Company is also a party to various proceedings relating to the cleanup of hazardous waste sites under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws. The U.S. Environmental Protection Agency (“EPA”) and/or various state agencies have notified the Company that it may be a potentially responsible party with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under its Care and Control Program at its former wood preserving sites, and at a number of operating sites due to possible soil, sediment or groundwater contamination. The investigation and remediation process is lengthy and subject to the uncertainties of changes in legal requirements, technological developments and, if and when applicable, the allocation of liability among potentially responsible parties.

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

In the United States, Congress has considered legislation to reduce emissions of GHGs. Although the legislation has not passed, the U.S. government is promulgating resolutions under the existing Clean Air Act to reduce GHG emissions from public utilities and certain other emitters. The EPA has adopted and implemented

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

GHG permitting requirements for certain new sources and modifications of existing industrial facilities and has proposed GHG performance standards for newly constructed, reconstructed and modified electric utilities. The EPA has also relied on the existing Clean Air Act to propose a “Clean Power Plan” that will set emission guidelines for existing electric utilities and require states to develop plans for reducing GHG emissions by making significant changes to the energy resources utilized within the state. The EPA has developed a biogenic carbon accounting framework to account for carbon dioxide emissions from biomass fuels for Clean Air Act permitting purposes. The EPA references this framework in the proposals addressing GHG performance standards for the electric utilities. Furthermore, several states are already regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs or renewable energy requirements.

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

Passage of GHG legislation by Congress or individual states, or the adoption of regulations by the EPA or analogous state agencies, that restrict emissions of GHGs in areas in which the Company conducts business could have a variety of impacts upon the Company, including requiring it to implement GHG reduction programs or to pay taxes or other fees with respect to its GHG emissions. This, in turn, could increase the Company’s operating costs and capital spending. The Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers in the United States.

The Government of Canada has committed to reducing Canada’s greenhouse gases by 17 percent from 2005 levels by 2020. A sector-by-sector approach is being used to set performance standards to reduce greenhouse gases. The Government of Canada has implemented regulations intended to regulate emissions from motor vehicles and has enacted regulations to reduce GHG emissions from coal-fired electrical generators which are scheduled to become effective July 1, 2015. Proposed regulations relating to GHG emissions from the oil and gas sector are currently in consultation and are expected to come into force in 2016. Performance standards for industrial sectors will also be developed. The pulp and paper sector is currently undergoing review. The Company does not expect the performance standards to be disproportionately affected by these future measures compared with other pulp and paper producers in Canada.

The province of Quebec initiated a GHG cap-and-trade system on January 1, 2012. Reduction targets for Quebec became effective January 1, 2013. The Company does not expect the cost of compliance will have a material impact on the Company’s financial position, results of operations or cash flows. British Columbia imposed a carbon tax in 2008, which applies to the purchase of fossil fuels within the province. There are currently no other federal or provincial statutory or regulatory obligations that affect the emission of GHGs for the Company’s pulp and paper operations elsewhere in Canada. The Province of Ontario is expected to initiate development of a regulatory program for GHG emission reductions in early 2015.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”)

The EPA published in the Federal Register on January 31, 2013, for major sources, a new set of standards related to emissions from boilers and process heaters included in some of the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. The EPA announced the final rule on December 20, 2012 and it was subsequently published in the Federal Register on January 31, 2013 for major sources. The Company is developing plans to bring facilities affected by the Boiler MACT rule into compliance by the January 2016 regulatory deadline for major sources. The Company expects that the capital cost required to comply with the Boiler MACT rules is between $18 million and $25 million. Of this amount, in 2014, the Company has spent $10 million for costs related to Boiler MACT compliance. The Company is currently assessing the associated increase in operating costs as well as alternate compliance strategies.

The EPA has agreed to reconsider a limited number of issues in the most recent Boiler MACT rule, and elements of the EPA’s rule have been legally challenged. Since the consequences of these activities cannot be predicted, adjustments to compliance plans may be needed to accommodate any changes to the final rule.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2014, cannot be predicted with certainty, it is management’s opinion that, except as noted below, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Spanish Competition Investigation

In September 2014, following preliminary inquiries commenced in January 2014, Spain’s National Commission of Markets and Competition initiated a formal investigation of several companies and their parent companies, including Indas (a subsidiary of the Company, acquired on January 2, 2014), and two of its affiliates, as well as an industry association, Federacion Espanola de Empresas de Tecnologia Sanitaria (“FENIN”), with respect to possible unlawful conduct, consisting of fixing prices, commercial terms and dispensation of heavy adult incontinence products in the Spanish market. The activities under investigation predate the acquisition of Indas by the Company. The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers is backed by bank guarantees, and limited insurance coverage has been purchased with regards to excess liability. As a result, while the final outcome with respect to the investigation cannot be predicted with certainty, it is management’s opinion that its resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2014, were as follows:

	2015	2016	2017	2018	2019	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	25	19	14	13	10	53	134
Other commercial commitments	89	5	4	1	—	—	99

Total operating lease expense amounted to $32 million in 2014 ($32 million in 2013 and $34 million in 2012).

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2014, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2014 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23.

DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT

HEDGING PROGRAMS

The Company is exposed to market risk, such as changes in currency exchange rates, commodity prices, and interest rates. To the extent we decide to manage the volatility related to these exposures, the Company may enter into various financial derivatives that are accounted for under the derivatives and hedging guidance. These transactions are governed by the Company’s hedging policies which provide direction on acceptable hedging activities, including instrument type and acceptable counterparty exposure.

Upon inception, the Company formally documents the relationship between hedging instruments and hedged items. At inception and quarterly thereafter, the Company formally assesses whether the financial instruments used in hedging transactions are effective at offsetting changes in either the cash flow or the fair value of the underlying exposures. The ineffective portion of the qualifying instrument is immediately recognized to earnings. The amount of ineffectiveness recognized was immaterial for all years presented. The Company does not hold derivative financial instruments for trading purposes.

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2014, one of Domtar’s Pulp and Paper segment customers located in the United States represented 10% ($64 million) (2013 – 12% ($73 million)) of the Company’s receivables.

The Company is exposed to credit risk in the event of non-performance by counterparties to its financial instruments. The Company minimizes this exposure by entering into contracts with counterparties that are believed to be of high credit quality. Collateral or other security to support financial instruments subject to credit risk is usually not obtained. The credit standing of counterparties is regularly monitored.

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, bank indebtedness, bank credit facility and long-term debt. The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. The Company may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby it agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. On December 18, 2014, the Company entered into a $100 million notional 2.5 year fixed to floating interest rate swap to receive fixed (1.0225%) and pay the 3 month LIBOR. This swap was designated as a fair value hedge for a portion of our 10.75% notes due June 2017. The changes in fair value of both the hedging and the hedged item are immediately recognized in interest expense. No amount has been recorded in 2014 related to the interest rate swap entered into in December 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next three years.

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2014 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts for
Natural gas
2015	11,415,000	MMBTU	(1)	$47	58%
2016	7,995,000	MMBTU	(1)	$33	41%
2017	2,340,000	MMBTU	(1)	$10	12%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of December 31, 2014. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2014 resulting from hedge ineffectiveness (2013 and 2012 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States, Canada and Europe. As a result, it is exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. Accordingly, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and the European currencies. The Company’s European subsidiaries are also exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than their Euro functional currency. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates.

Derivatives are used to hedge forecasted purchases in Canadian dollars by its Canadian subsidiary over the next 24 months. Derivatives are also used to hedge forecasted sales in British pounds and Norwegian krone and forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over the next 12 months.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The following table presents the currency values under contracts pursuant to currency options outstanding as of December 31, 2014 to hedge forecasted purchases and sales:

Currency exposure hedged	Year	Notional contractual value	Percentage of forecasted net exposures under contracts	Protection rate	Obligation rate
	2015
CDN/USD		390 CDN	50%	1 USD = 1.0997	1 USD = 1.1345
USD/Euro		58 USD	74%	1 Euro = 1.3271	1 Euro = 1.3328
GBP/Euro		13 GBP	77%	1 Euro = 0.8253	1 Euro = 0.7993
SEK/Euro		155 SEK	50%	1 Euro = 9.1692	1 Euro = 9.1692
NOK/Euro		35 NOK	48%	1 Euro = 8.4203	1 Euro = 8.4203
	2016
CDN/USD		195 CDN	25%	1 USD = 1.1083	1 USD = 1.1491

The foreign exchange derivative contracts were fully effective as of December 31, 2014. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the year ended December 31, 2014 resulting from hedge ineffectiveness (2013 and 2012 - nil).

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at December 31, 2014 and December 31, 2013, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
Derivatives designated under the Derivatives and Hedging Topic of FASB ASC:	$	$	$	$
Asset derivatives
Currency derivatives	7	—	7	—	(a) Prepaid expenses
Currency derivatives	3	—	3	—	(a) Intangible assets and deferred charges

Total Assets	10	—	10	—

Liabilities derivatives
Currency derivatives	14	—	14	—	(a) Trade and other payables
Currency derivatives	9	—	9	—	(a) Other liabilities and deferred credits
Natural gas swap contracts	13	—	13	—	(a) Trade and other payables
Natural gas swap contracts	6	—	6	—	(a) Other liabilities and deferred credits

Total Liabilities	42	—	42	—

Other Instruments:
Asset backed notes	11	—	10	1	(b) Other assets
Long-term debt	1,475	—	1,475	—	(c) Long-term debt

The cumulative loss recorded in Other comprehensive (loss) income relating to natural gas contracts of $19 million at December 31, 2014, will be recognized in Cost of sales upon maturity of the derivatives over the next 36 months at the then prevailing values, which may be different from those at December 31, 2014.

The cumulative loss recorded in Other comprehensive (loss) income relating to currency options and forwards hedging forecasted purchases of $13 million at December 31, 2014, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 21 months at the then prevailing values, which may be different from those at December 31, 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
Derivatives designated under the Derivatives and Hedging Topic of FASB ASC:	$	$	$	$
Asset derivatives
Currency derivatives	3	—	3	—	(a) Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a) Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a) Intangible assets and deferred charges

Total Assets	6	—	6	—

Liabilities derivatives
Currency derivatives	10	—	10	—	(a) Trade and other payables
Natural gas swap contracts	1	—	1	—	(a) Other liabilities and deferred credits

Total Liabilities	11	—	11	—

Other Instruments
Asset backed notes	6	—	5	1	(b) Other assets
Long-term debt	1,620	1,620	—	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

•

For currency derivatives: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

•	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)	ABN are reported at fair value utilizing Level 2 or Level 3 inputs. Fair value of ABN reported under Level 2 is based on current market quotes. Fair value of ABN reported under Level 3 is based on the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount applied for illiquidity. These ABN are held outside of the Company’s pension plans.

(c)	Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The debt transferred from Level 1 to Level 2 was due to lower trading activities. In accordance with

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,350 million and $1,514 million at December 31, 2014 and December 31, 2013, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

NOTE 24.

SEGMENT DISCLOSURES

The Company operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper Segment–comprises the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

•	Personal Care Segment–consists of the manufacturing, marketing and distribution of absorbent hygiene products.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

SEGMENT DATA	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
Sales
Pulp and Paper	4,674	4,843	5,088
Personal Care	928	566	399

Total for reportable segments	5,602	5,409	5,487
Intersegment sales—Pulp and Paper	(39)	(18)	(5)

Consolidated sales (1)	5,563	5,391	5,482

Depreciation and amortization and impairment and write-down of property, plant and equipment and intangible assets
Pulp and Paper	319	345	365
Personal Care	65	31	20

Total for reportable segments	384	376	385
Impairment and write-down of property, plant and equipment and intangible assets—Pulp and Paper	4	20	14
Impairment and write-down of property, plant and equipment—Personal Care	—	2	—

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment and intangible assets	388	398	399

Operating income (loss)
Pulp and Paper	323	171	330
Personal Care	54	43	45
Corporate	(13)	(53)	(8)

Consolidated operating income	364	161	367
Interest expense, net	103	89	131

Earnings before income taxes and equity loss	261	72	236
Income tax (benefit) expense	(170)	(20)	58
Equity loss, net of taxes	—	1	6

Net earnings	431	91	172

(1)	In 2014 and 2013, Staples, one of the Company’s largest customers in the Pulp and Paper segment, represented approximately 9% (2013 – 10%) of the total sales.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

SEGMENT DATA (CONTINUED)	December 31, 2014	December 31, 2013
	$	$
Segment assets
Pulp and Paper	4,102	4,363
Personal Care	1,967	1,272

Total for reportable segments	6,069	5,635
Corporate	116	643

Consolidated assets	6,185	6,278

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
Additions to property, plant and equipment
Pulp and Paper	161	147	183
Personal Care	86	91	44

Total for reportable segments	247	238	227
Corporate	5	6	12

Consolidated additions to property, plant and equipment	252	244	239
Add: Change in payables on capital projects	(16)	(2)	(3)

Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	236	242	236

	Year ended December 31, 2014	Year ended December 31, 2013	Year ended December 31, 2012
	$	$	$
Geographic information
Sales
United States	3,910	3,992	4,086
Canada	591	638	716
Europe	659	375	250
Asia	257	281	209
Other foreign countries	146	105	221

	5,563	5,391	5,482

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

	December 31, 2014	December 31, 2013
	$	$
Long-lived assets
United States	2,691	2,800
Canada	823	943
Europe	845	322

	4,359	4,065

NOTE 25.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings, LLC, Domtar A.W. LLC (and subsidiary), Domtar AI Inc., Attends Healthcare Products Inc., EAM Corporation, Domtar Personal Care Absorbent Hygiene Inc, and Associated Hygienic Products LLC., all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar’s own 100% owned subsidiaries; including Domtar Delaware Holdings Inc. and its foreign subsidiaries, including Attends Healthcare Limited, Domtar Inc. and Laboratorios Indas. S.A.U., (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2014 and December 31, 2013 and the Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Year ended December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,440	2,250	(1,127)	5,563
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,762	1,761	(1,127)	4,396
Depreciation and amortization	—	264	120	—	384
Selling, general and administrative	29	209	178	—	416
Impairment and write-down of property, plant and equipment	—	4	—	—	4
Closure and restructuring costs	—	7	21	—	28
Other operating loss (income), net	2	(26)	(5)	—	(29)

	31	4,220	2,075	(1,127)	5,199

Operating (loss) income	(31)	220	175	—	364
Interest expense (income), net	101	26	(24)	—	103

(Loss) earnings before income taxes	(132)	194	199	—	261
Income tax (benefit) expense	(51)	(151)	32	—	(170)
Share in earnings of equity accounted investees	512	167	—	(679)	—

Net earnings	431	512	167	(679)	431
Other comprehensive loss	(203)	(194)	(168)	362	(203)

Comprehensive income	228	318	(1)	(317)	228

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Year ended December 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,461	1,986	(1,056)	5,391
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,752	1,665	(1,056)	4,361
Depreciation and amortization	—	266	110	—	376
Selling, general and administrative	26	245	110	—	381
Impairment and write-down of property, plant and equipment	—	10	12	—	22
Closure and restructuring costs	—	6	12	—	18
Other operating (income) loss, net	(3)	40	35	—	72

	23	4,319	1,944	(1,056)	5,230

Operating (loss) income	(23)	142	42	—	161
Interest expense (income), net	96	20	(27)	—	89

(Loss) earnings before income taxes and equity loss	(119)	122	69	—	72
Income tax (benefit) expense	(54)	7	27	—	(20)
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	156	41	—	(197)	—

Net earnings	91	156	41	(197)	91
Other comprehensive income	4	26	33	—	63

Comprehensive income	95	182	74	(197)	154

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Year ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,550	1,918	(986)	5,482
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,682	1,625	(986)	4,321
Depreciation and amortization	—	298	87	—	385
Selling, general and administrative	29	285	44	—	358
Impairment and write-down of property, plant and equipment and intangible assets	—	7	7	—	14
Closure and restructuring costs	—	19	11	—	30
Other operating loss (income), net	—	(16)	23	—	7

	29	4,275	1,797	(986)	5,115

Operating (loss) income	(29)	275	121	—	367
Interest expense (income), net	137	19	(25)	—	131

(Loss) earnings before income taxes and equity loss	(166)	256	146	—	236
Income tax (benefit) expense	(65)	90	33	—	58
Equity loss, net of taxes	—	—	6	—	6
Share in earnings of equity accounted investees	273	107	—	(380)	—

Net earnings	172	273	107	(380)	172
Other comprehensive income (loss)	2	(2)	(54)	—	(54)

Comprehensive income	174	271	53	(380)	118

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2014
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	79	18	77	—	174
Receivables	—	370	258	—	628
Inventories	—	495	219	—	714
Prepaid expenses	11	7	7	—	25
Income and other taxes receivable	37	—	17	—	54
Intercompany accounts	977	4,613	13	(5,603)	—
Deferred income taxes	—	40	35	—	75

Total current assets	1,104	5,543	626	(5,603)	1,670
Property, plant and equipment, at cost	—	6,119	2,790	—	8,909
Accumulated depreciation	—	(3,985)	(1,793)	—	(5,778)

Net property, plant and equipment	—	2,134	997	—	3,131
Goodwill	—	296	271	—	567
Intangible assets, net of amortization	—	263	398	—	661
Investments in affiliates	8,015	2,153	—	(10,168)	—
Intercompany long-term advances	6	80	434	(520)	—
Other assets	31	11	135	(21)	156

Total assets	9,156	10,480	2,861	(16,312)	6,185

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	10	—	—	10
Trade and other payables	69	409	243	—	721
Intercompany accounts	4,582	925	96	(5,603)	—
Income and other taxes payable	2	9	15	—	26
Long-term debt due within one year	166	2	1	—	169

Total current liabilities	4,819	1,355	355	(5,603)	926
Long-term debt	1,168	2	11	—	1,181
Intercompany long-term loans	260	260	—	(520)	—
Deferred income taxes and other	—	675	156	(21)	810
Other liabilities and deferred credits	19	173	186	—	378
Shareholders’ equity	2,890	8,015	2,153	(10,168)	2,890

Total liabilities and shareholders’ equity	9,156	10,480	2,861	(16,312)	6,185

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	431	512	167	(679)	431
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(220)	(380)	124	679	203

Cash flows provided from operating activities	211	132	291	—	634

Investing activities
Additions to property, plant and equipment	—	(139)	(97)	—	(236)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Acquisition of business, net of cash acquired	—	—	(546)	—	(546)
Other	—	—	(5)	—	(5)

Cash flows used for investing activities	—	(139)	(647)	—	(786)

Financing activities
Dividend payments	(84)	—	—	—	(84)
Net change in bank indebtedness	(1)	(4)	(1)	—	(6)
Change of revolving bank credit facility	(160)	—	—	—	(160)
Proceeds from receivables securitization facilities	—	—	90	—	90
Payments on receivables securitization facilities	—	—	(129)	—	(129)
Repayment of long-term debt	—	(3)	(1)	—	(4)
Stock repurchase	(38)	—	—	—	(38)
Increase in long-term advances to related parties	(292)	—	—	292	—
Decrease in long-term advances to related parties	—	10	282	(292)	—
Other	4	—	1	—	5

Cash flows (used for) provided from financing activities	(571)	3	242	—	(326)

Net decrease in cash and cash equivalents	(360)	(4)	(114)	—	(478)
Impact of foreign exchange on cash	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of year	439	22	194	—	655

Cash and cash equivalents at end of year	79	18	77	—	174

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2013
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	91	156	41	(197)	91
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	134	(52)	41	197	320

Cash flows provided from operating activities	225	104	82	—	411

Investing activities
Additions to property, plant and equipment	—	(153)	(89)	—	(242)
Proceeds from disposals of property, plant and equipment and sale of business	—	55	6	—	61
Acquisition of businesses, net of cash acquired	—	(283)	(4)	—	(287)
Other	—	—	(1)	—	(1)

Cash flows used for investing activities	—	(381)	(88)	—	(469)

Financing activities
Dividend payments	(67)	—	—	—	(67)
Net change in bank indebtedness	1	(5)	1	—	(3)
Change of revolving bank credit facility	160	—	—	—	160
Issuance of long-term debt	249	—	—	—	249
Repayment of long-term debt	(71)	(28)	(3)	—	(102)
Stock repurchase	(183)	—	—	—	(183)
Increase in long-term advances to related parties	(150)	—	(110)	260	—
Decrease in long-term advances to related parties	—	260	—	(260)	—

Cash flows (used for) provided from financing activities	(61)	227	(112)	—	54

Net increase (decrease) in cash and cash equivalents	164	(50)	(118)	—	(4)
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of year	275	72	314	—	661

Cash and cash equivalents at end of year	439	22	194	—	655

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	Year ended December 31, 2012
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	172	273	107	(380)	172
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(87)	(67)	153	380	379

Cash flows provided from operating activities	85	206	260	—	551

Investing activities
Additions to property, plant and equipment	—	(182)	(54)	—	(236)
Proceeds from disposals of property, plant and equipment	—	1	48	—	49
Acquisition of businesses, net of cash acquired	—	(61)	(232)	—	(293)
Other	—	—	(6)	—	(6)

Cash flows used for investing activities	—	(242)	(244)	—	(486)

Financing activities
Dividend payments	(58)	—	—	—	(58)
Net change in bank indebtedness	—	11	—	—	11
Issuance of long-term debt	548	—	—	—	548
Repayment of long-term debt	(186)	(5)	(1)	—	(192)
Stock repurchase	(157)	—	—	—	(157)
Increase in long-term advances to related parties	(47)	—	(52)	99	—
Decrease in long-term advances to related parties	—	99	—	(99)	—
Other	(1)	1	—	—	—

Cash flows provided from (used for) financing activities	99	106	(53)	—	152

Net increase (decrease) in cash and cash equivalents	184	70	(37)	—	217
Cash and cash equivalents at beginning of year	91	2	351	—	444

Cash and cash equivalents at end of year	275	72	314	—	661

Domtar Corporation

Interim Financial Results (Unaudited)

(in millions of dollars, unless otherwise noted)

2014	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,394		$1,385		$1,405		$1,379		$5,563
Operating income	79	(a)	79		120	(b)	86	(c)	364
Earnings before income taxes and equity earnings	54		53		95		59		261
Net earnings	39		40		281	(d)	71		431
Basic net earnings per common share	0.60		0.62		4.34		1.10		6.65
Diluted net earnings per common share	0.60		0.61		4.33		1.10		6.64

2013	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,345		$1,312		$1,375		$1,359		$5,391
Operating income (loss)	49	(e)	(30	) (f)	49	(g)	93	(h)	161
Earnings (loss) before income taxes and equity earnings	24		(51)		28		71		72
Net earnings (loss)	45		(46)		27		65		91
Basic net earnings (loss) per common share	0.65		(0.69)		0.41		1.00		1.37
Diluted net earnings (loss) per common share	0.65		(0.69)		0.41		1.00		1.36

(a)	The operating income for the first Quarter of 2014 includes closure and restructuring costs of $1 million related to our Personal Care segment.

(b)	In the third Quarter of 2014, the Company incurred an additional $2 million of closure and restructuring costs related to our Pulp & Paper segment.

In addition, the Company recognized $18 million of Alternative Fuel Tax Credits in income, with no related tax expense.

(c)	In the fourth Quarter of 2014, the Company incurred pension settlement costs in the amount of $19 million related to the previously closed Ottawa paper mill.

In addition, the Company recorded $2 million of closure and termination costs and $1 million of inventory obsolescence at its Indianapolis, Indiana converting site.

The company also recorded $3 million inventory obsolescence and $4 million of accelerated depreciation at its Ashdown, Arkansas mill, due to a conversion of a paper machine to a fluff pulp line.

(d)	The net earnings for the third Quarter of 2014 includes the recognition of previously unrecognized tax benefits of approximately $204 million as a result of the closure of U.S. federal tax audits for tax years 2009 through 2011, as well as the impact of recognizing $18 million of AFTC income with no related tax expense.

(e)	The operating income for the first Quarter of 2013 includes a write-down of property, plant and equipment relating to its Kamloops location of $10 million.

On March 22, 2013, the Company sold the building, remaining equipment and related land of the closed pulp and paper mill in Port Edwards, Wisconsin and recorded a gain on the sale of approximately $10 million. Also, the income for the first quarter of 2013 includes an additional withdrawal liability and charge to earnings of $1 million.

(f)	The operating loss for the second Quarter of 2013 includes a settlement of the Weston litigation for a payment by Domtar of $49 million (CDN $50 million).

(g)	In the third Quarter of 2013, the Company completed the sale of its Ariva U.S business. The transaction closed at the end of July 2013.

The Company recorded a loss on sale of business of its Ariva U.S. business of $19 million in the third quarter of 2013.

(h)	The operating income for the fourth Quarter of 2013 includes a write-down of property, plant and equipment relating to one of its Pulp and Paper converting locations of $5 million and $2 million relating to its Attends Europe location. The Company recorded an additional loss on sale of business of Ariva U.S. of $1 million in the fourth quarter of 2013.

Also, the Company recorded a gain on sale of land relating to its previously closed Cornwall, Ontario location of $6 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2014, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2014, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in the 2013 Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as at December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8, Financial Statements and Supplementary Data.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2014.

ITEM 9B.	OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is presented in Part I, Item 1, Business, of this Form 10-K under the caption “Our Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

The following table sets forth the number of shares of our stock reserved for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,191,601	(1)	$47.44	(2)	2,394,415	(3)

Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	1,191,601		$47.44		2,394,415

(1)	Represents the total number of shares associated with options, restricted stock units (“RSUs”), performance share units (“PSUs”), deferred share units (“DSUs”) and dividends equivalent units (“DEUs”) outstanding as of December 31, 2014 that may or will be settled in equity. This number assumes that PSUs will vest at the “maximum” performance level, and that any performance requirements applicable to options will be satisfied.

(2)	Represents the weighted average exercise price of options disclosed in column (a).

(3)	Represents the number of shares remaining available for issuance in settlement of future awards under the Omnibus Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation—Board Independence and Other Determinations” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements–See Part II, Item 8, Financial Statements and Supplementary Data.

2. Schedule II–Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Part II, Item 8–or is not applicable.

3. Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2009)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

4.1	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors parties thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.2	Second Supplemental Indenture, dated February 20, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantor party thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.3	Third Supplement Indenture, dated June 9, 2009, among Domtar Corp., The Bank of New York Mellon, as Trustee, and the subsidiary guarantors party thereto, relating to Domtar Corp.’s 10.75% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2009)

4.4	Fourth Supplemental Indenture, dated June 23, 2011, among Domtar Corporation, Domtar Delaware Investments Inc., and Domtar Delaware Holdings, LLC and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2011)

4.5	Fifth Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC, and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2011)

9.1	Form of Voting and Exchange Trust Agreement (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.1	Form of Tax Sharing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

Exhibit Number	Exhibit Description

10.2	Form of Transition Services Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.3	Form of Site Services Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.4	Form of Fiber Supply Agreement (Princeton, British Columbia) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.5	Form of Site Services Agreement (Utilities) (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.7	Hog Fuel Supply Agreement (Kenora, Ontario) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.8	Fiber Supply Agreement (Trout Lake and Wabigoon, Ontario) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.9	Form of Intellectual Property License Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.11	Domtar Corporation 2004 Replacement Long-Term Incentive Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.12	Domtar Corporation 1998 Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.13	Domtar Corporation Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.14	Domtar Corporation Executive Stock Option and Share Purchase Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.15	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.16	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.17	Supplementary Pension Plan for Senior Executives of Domtar Corporation (for certain designated senior executives) (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

Exhibit Number	Exhibit Description

10.18	Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.19	Domtar Retention Plan (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.20	Domtar Corporation Restricted Stock Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.21	Director Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.22	Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.23	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.24	Senior Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.25	Indenture between Domtar Inc. and the Bank of New York dated as of July 31, 1996 relating to Domtar’s $125,000,000 9.5% debentures due 2016 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.26	Severance Program for Management Committee Members (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2011)*

10.27	Amended and Restated DB SERP for Management Committee Members of Domtar*

10.28	Amended and Restated DC SERP for Designated Executives of Domtar*

10.29	Supplementary Pension Plan for Steven Barker (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.30	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.31	Stock Purchase Agreement by and among Attends Healthcare Holdings, LLC, Attends Healthcare, Inc. and Domtar Corporation dated as of August 12, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2011)

10.32	Sixth Supplemental Indenture, dated as of March 16, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, providing for Domtar Corporation’s 4.40% Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 16, 2012)

Exhibit Number	Exhibit Description

10.33	Seventh Supplemental Indenture, dated May 21, 2012, among Domtar Corporation, EAM Corporation, and The Bank of New York Mellon, as trustee, relating to EAM Corporation’s guarantee of the obligations under the Indenture (incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 filed with the SEC on August 20, 2012)

10.34	Eighth Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 23, 2012)

10.35	Amended and Restated Credit Agreement, dated as of October 3, 2014, among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Bank USA and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Form 10-Q files with the SEC on October 31, 2014)

10.36	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan (incorporated by reference to Annex A to the Corporation’s definitive proxy statement filed on Schedule 14A filed with the SEC on March 30, 2012)

10.37	Domtar Corporation Annual Incentive Plan (incorporated by reference to Annex B to the Corporation’s definitive proxy statement filed on Schedule 14A filed with the SEC on March 30, 2012)

10.38	Employment agreement of Mr. Michael Fagan* (incorporated by reference to Exhibit 10.48 to the Company’s form 10-K filed with the SEC on February 28, 2013)

10.39	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees)*

10.40	Amended and Restated DB SERP for Management Committee Members of Domtar*

10.41	Amended and Restated DC SERP for Designated Executives of Domtar*

10.42	Amended and Restated Employment Agreement of Mr. John D. Williams* (incorporated by reference to Exhibit 10.1 to the Company’s form 10-Q filed with the SEC on August 2, 2013)

10.43	Retirement Agreement of Mr. Michael Edwards*

10.44	First amendment, dated as of September 13, 2013, to the Amended and Restated Credit Agreement among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Form 10-Q filed with the SEC on November 1, 2013)

10.45	Ninth Supplemental Indenture, dated as of July 31, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Domtar Personal Care Absorbent Hygiene Inc. and Associated Hygienic Products LLC of the obligations under the Indenture (incorporated by reference to Exhibit 4.10 to the Company’s Form S-3ASR filed with the SEC on October 1, 2013)

Exhibit Number	Exhibit Description

10.46	Tenth Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on November 26, 2013)

10.47	DC SERP for Designated Executives of Domtar Personal Care*

10.48	Employment agreement of Mr. Michael D. Garcia* (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 1, 2014)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

*Indicates	management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at beginning of year	Charged to income	Deductions from reserve	Balance at end of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts—Accounts receivable
2014	4	2	—	6
2013	4	2	(2)	4
2012	5	1	(2)	4

	Balance at beginning of year	Charged to income	Deductions from reserve	Balance at end of year
	$	$	$	$
Valuation Allowance on Deferred Tax Assets
2014	19	7	(1)	25
2013	14	5	—	19
2012	4	1	9	14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Montreal, Quebec, Canada, on February 27, 2015.

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

Signature	Title	Date

/s/ John D. Williams John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2015

/s/ Daniel Buron Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

/s/ Giannella Alvarez	Director	February 27, 2015
Giannella Alvarez

/s/ Robert E. Apple	Director	February 27, 2015
Robert E. Apple

/s/ Louis P. Gignac	Director	February 27, 2015
Louis P. Gignac

/s/ David J. Illingworth	Director	February 27, 2015
David J. Illingworth

/s/ Brian M. Levitt	Director	February 27, 2015
Brian M. Levitt

/s/ David G. Maffucci	Director	February 27, 2015
David G. Maffucci

/s/ Domenic Pilla	Director	February 27, 2015
Domenic Pilla

Signature	Title	Date

/s/ Robert J. Steacy	Director	February 27, 2015
Robert J. Steacy

/s/ Pamela B. Strobel	Director	February 27, 2015
Pamela B. Strobel

/s/ Denis Turcotte	Director	February 27, 2015
Denis Turcotte