Form 10-K/A
period 2014-12-31
Domtar CORP
filed 2015-03-06
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of shares of common stock outstanding as of February 19, 2015: 63,755,722

DOCUMENTS INCORPORATED BY REFERENCE

None.

Domtar Corporation

Form 10-K/A Amendment No. 1

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Domtar Corporation (the “Company”) for the fiscal year ended December 31, 2014, initially filed with the U.S. Securities and Exchange Commission on February 27, 2015 (the “Original Filing”), is being filed solely to insert the conformed signature of our independent auditors on their Report of Independent Registered Public Accounting Firm with respect to the audited financial statements of the Company included in the Original Filing, as required by Rule 2-02(a)(2) of Regulation S-X, which conformed signature was inadvertently omitted from the Original Filing.

Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Domtar Corporation, together with the report of the Company’s independent registered public accounting firm, are included as part of this filing.

The following documents are filed as part of this report:

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

(f)	The operating loss for the second Quarter of 2013 includes a settlement of the Weston litigation for a payment by Domtar of $49 million (CDN $50 million).

(g)	In the third Quarter of 2013, the Company completed the sale of its Ariva U.S business. The transaction closed at the end of July 2013.

The Company recorded a loss on sale of business of its Ariva U.S. business of $19 million in the third quarter of 2013.

(h)	The operating income for the fourth Quarter of 2013 includes a write-down of property, plant and equipment relating to one of its Pulp and Paper converting locations of $5 million and $2 million relating to its Attends Europe location. The Company recorded an additional loss on sale of business of Ariva U.S. of $1 million in the fourth quarter of 2013.

Also, the Company recorded a gain on sale of land relating to its previously closed Cornwall, Ontario location of $6 million.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	1. Financial Statements–See Part II, Item 8, Financial Statements and Supplementary Data.

2. Schedule II–Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Part II, Item 8–or is not applicable.

3. Exhibits:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2009)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)

4.1	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors parties thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.2	Second Supplemental Indenture, dated February 20, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantor party thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on February 21, 2008)

4.3	Third Supplement Indenture, dated June 9, 2009, among Domtar Corp., The Bank of New York Mellon, as Trustee, and the subsidiary guarantors party thereto, relating to Domtar Corp.’s 10.75% Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2009)

4.4	Fourth Supplemental Indenture, dated June 23, 2011, among Domtar Corporation, Domtar Delaware Investments Inc., and Domtar Delaware Holdings, LLC and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on August 4, 2011)

4.5	Fifth Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC, and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2011)

9.1	Form of Voting and Exchange Trust Agreement (incorporated by reference to Exhibit 9.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.1	Form of Tax Sharing Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

Exhibit Number	Exhibit Description

10.2	Form of Transition Services Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.3	Form of Site Services Agreement (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.4	Form of Fiber Supply Agreement (Princeton, British Columbia) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.5	Form of Site Services Agreement (Utilities) (Plymouth, North Carolina) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.7	Hog Fuel Supply Agreement (Kenora, Ontario) (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.8	Fiber Supply Agreement (Trout Lake and Wabigoon, Ontario) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.9	Form of Intellectual Property License Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)

10.11	Domtar Corporation 2004 Replacement Long-Term Incentive Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.12	Domtar Corporation 1998 Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.13	Domtar Corporation Replacement Long-Term Incentive Compensation Plan for Former Employees of Weyerhaeuser Company (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.14	Domtar Corporation Executive Stock Option and Share Purchase Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.15	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007) (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.16	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.) (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.17	Supplementary Pension Plan for Senior Executives of Domtar Corporation (for certain designated senior executives) (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

Exhibit Number	Exhibit Description

10.18	Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.19	Domtar Retention Plan (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.20	Domtar Corporation Restricted Stock Plan (applicable to eligible employees of Domtar Inc. for grants prior to March 7, 2007) (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 9, 2007)*

10.21	Director Deferred Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.22	Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.23	Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.24	Senior Executive Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2007)*

10.25	Indenture between Domtar Inc. and the Bank of New York dated as of July 31, 1996 relating to Domtar’s $125,000,000 9.5% debentures due 2016 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form 10, Amendment No. 2 filed with the SEC on January 26, 2007)

10.26	Severance Program for Management Committee Members (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2011)*

10.27	Amended and Restated DB SERP for Management Committee Members of Domtar*

10.28	Amended and Restated DC SERP for Designated Executives of Domtar*

10.29	Supplementary Pension Plan for Steven Barker (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.30	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009)*

10.31	Stock Purchase Agreement by and among Attends Healthcare Holdings, LLC, Attends Healthcare, Inc. and Domtar Corporation dated as of August 12, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q filed with the SEC on November 4, 2011)

10.32	Sixth Supplemental Indenture, dated as of March 16, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, providing for Domtar Corporation’s 4.40% Notes due 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 16, 2012)

Exhibit Number	Exhibit Description

10.33	Seventh Supplemental Indenture, dated May 21, 2012, among Domtar Corporation, EAM Corporation, and The Bank of New York Mellon, as trustee, relating to EAM Corporation’s guarantee of the obligations under the Indenture (incorporated by reference to Exhibit 4.8 to the Company’s Form S-3 filed with the SEC on August 20, 2012)

10.34	Eighth Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 23, 2012)

10.35	Amended and Restated Credit Agreement, dated as of October 3, 2014, among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Bank USA and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Form 10-Q files with the SEC on October 31, 2014)

10.36	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan (incorporated by reference to Annex A to the Corporation’s definitive proxy statement filed on Schedule 14A filed with the SEC on March 30, 2012)

10.37	Domtar Corporation Annual Incentive Plan (incorporated by reference to Annex B to the Corporation’s definitive proxy statement filed on Schedule 14A filed with the SEC on March 30, 2012)

10.38	Employment agreement of Mr. Michael Fagan* (incorporated by reference to Exhibit 10.48 to the Company’s form 10-K filed with the SEC on February 28, 2013)

10.39	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees)*

10.40	Amended and Restated DB SERP for Management Committee Members of Domtar*

10.41	Amended and Restated DC SERP for Designated Executives of Domtar*

10.42	Amended and Restated Employment Agreement of Mr. John D. Williams* (incorporated by reference to Exhibit 10.1 to the Company’s form 10-Q filed with the SEC on August 2, 2013)

10.43	Retirement Agreement of Mr. Michael Edwards*

10.44	First amendment, dated as of September 13, 2013, to the Amended and Restated Credit Agreement among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company Form 10-Q filed with the SEC on November 1, 2013)

10.45	Ninth Supplemental Indenture, dated as of July 31, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Domtar Personal Care Absorbent Hygiene Inc. and Associated Hygienic Products LLC of the obligations under the Indenture (incorporated by reference to Exhibit 4.10 to the Company’s Form S-3ASR filed with the SEC on October 1, 2013)

Exhibit Number	Exhibit Description

10.46	Tenth Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on November 26, 2013)

10.47	DC SERP for Designated Executives of Domtar Personal Care*

10.48	Employment agreement of Mr. Michael D. Garcia* (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 1, 2014)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

*	Indicates management contract or compensatory arrangement
**	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Montreal, Quebec, Canada, on March 6, 2015.

DOMTAR CORPORATION

by	/s/ John D. Williams
Name:	John D. Williams
Title:	President and Chief Executive Officer

We, the undersigned directors and officers of Domtar Corporation, hereby severally constitute Zygmunt Jablonski and Razvan L. Theodoru, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Williams John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	March 6, 2015

/s/ Daniel Buron Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2015

/s/ Giannella Alvarez	Director	March 6, 2015
Giannella Alvarez

/s/ Robert E. Apple	Director	March 6, 2015
Robert E. Apple

/s/ Louis P. Gignac	Director	March 6, 2015
Louis P. Gignac

/s/ David J. Illingworth	Director	March 6, 2015
David J. Illingworth

/s/ Brian M. Levitt	Director	March 6, 2015
Brian M. Levitt

/s/ David G. Maffucci	Director	March 6, 2015
David G. Maffucci

/s/ Domenic Pilla	Director	March 6, 2015
Domenic Pilla

Signature	Title	Date

/s/ Robert J. Steacy	Director	March 6, 2015
Robert J. Steacy

/s/ Pamela B. Strobel	Director	March 6, 2015
Pamela B. Strobel

/s/ Denis Turcotte	Director	March 6, 2015
Denis Turcotte