Form 10-Q
period 2015-03-31
Domtar CORP
filed 2015-05-08
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-33164

DOMTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-5901152
(State of Incorporation)	(I.R.S. Employer Identification No.)

234 Kingsley Park Drive, Fort Mill, SC 29715

(Address of principal executive offices) (zip code)

(803) 802-7500

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

At April 30, 2015, 63,700,903 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2015

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31,	March 31,
	2015	2014
	(Unaudited)
	$	$
Sales	1,348	1,394
Operating expenses
Cost of sales, excluding depreciation and amortization	1,062	1,103
Depreciation and amortization	90	99
Selling, general and administrative	100	114
Impairment and write-down of property, plant and equipment (NOTE 12)	19	—
Closure and restructuring costs (NOTE 12)	1	1
Other operating loss (income), net (NOTE 7)	5	(2)

	1,277	1,315

Operating income	71	79
Interest expense, net	26	25

Earnings before income taxes	45	54
Income tax expense	9	15

Net earnings	36	39

Per common share (in dollars) (NOTE 5)
Net earnings
Basic	0.56	0.60
Diluted	0.56	0.60
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	63.8	64.9
Diluted	63.9	65.0
Cash dividends per common share	0.375	0.275
Net earnings	36	39
Other comprehensive (loss) income (NOTE 13):
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(13) and $(3), respectively	(18)	(3)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(4) and $(2), respectively	5	2
Foreign currency translation adjustments	(167)	(36)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) and $(1), respectively	2	2

Other comprehensive loss	(178)	(35)

Comprehensive (loss) income	(142)	4

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2015	2014
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	183	174
Receivables, less allowances of $10 and $6	660	628
Inventories (NOTE 9)	704	714
Prepaid expenses	28	25
Income and other taxes receivable	12	54
Deferred income taxes	78	75

Total current assets	1,665	1,670
Property, plant and equipment, at cost	8,726	8,909
Accumulated depreciation	(5,731)	(5,778)

Net property, plant and equipment	2,995	3,131
Goodwill (NOTE 10)	537	567
Intangible assets, net of amortization (NOTE 11)	612	661
Other assets	151	156

Total assets	5,960	6,185

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	6	10
Trade and other payables	697	721
Income and other taxes payable	39	26
Long-term debt due within one year	169	169

Total current liabilities	911	926
Long-term debt	1,179	1,181
Deferred income taxes and other	790	810
Other liabilities and deferred credits	370	378

Commitments and contingencies (NOTE 15)

Shareholders’ equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 shares	1	1
Treasury stock (NOTE 14) $0.01 par value; 1,300,201 and 991,017 shares	—	—
Additional paid-in capital	2,000	2,012
Retained earnings	1,155	1,145
Accumulated other comprehensive loss	(446)	(268)

Total shareholders’ equity	2,710	2,890

Total liabilities and shareholders’ equity	5,960	6,185

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2014	64.0	1	2,012	1,145	(268)	2,890
Stock-based compensation, net of tax	—	—	1	—	—	1
Net earnings	—	—	—	36	—	36
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(13)	—	—	—	—	(18)	(18)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(4)	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	(167)	(167)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	2	2
Stock repurchase	(0.3)	—	(13)	—	—	(13)
Cash dividends declared	—	—	—	(26)	—	(26)

Balance at March 31, 2015	63.7	1	2,000	1,155	(446)	2,710

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2015	March 31, 2014
	(Unaudited)
	$	$
Operating activities
Net earnings	36	39
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	90	99
Deferred income taxes and tax uncertainties	(15)	—
Impairment and write-down of property, plant and equipment	19	—
Net gain on disposal of property, plant and equipment	(1)	—
Stock-based compensation expense	2	1
Other	(1)	3
Changes in assets and liabilities, excluding the effects of acquisition of business
Receivables	(44)	9
Inventories	(12)	(14)
Prepaid expenses	2	3
Trade and other payables	(10)	(23)
Income and other taxes	55	20
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	2	(2)
Other assets and other liabilities	4	6

Cash flows provided from operating activities	127	141

Investing activities
Additions to property, plant and equipment	(70)	(45)
Proceeds from disposals of property, plant and equipment	1	—
Acquisition of business, net of cash acquired	—	(546)

Cash flows used for investing activities	(69)	(591)

Financing activities
Dividend payments	(24)	(18)
Net change in bank indebtedness	(4)	(8)
Change in revolving bank credit facility	—	(80)
Proceeds from receivables securitization facilities	—	90
Payments on receivables securitization facilities	—	(58)
Repayment of long-term debt	(1)	—
Stock repurchase	(13)	—
Other	1	1

Cash flows used for financing activities	(41)	(73)

Net increase (decrease) in cash and cash equivalents	17	(523)
Impact of foreign exchange on cash	(8)	(2)
Cash and cash equivalents at beginning of period	174	655

Cash and cash equivalents at end of period	183	130

Supplemental cash flow information
Net cash payments for:
Interest	27	22
Income taxes refund, net	(23)	(1)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission. The December 31, 2014 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

DISCONTINUED OPERATIONS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, an update on Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the requirements for reporting discontinued operations and require additional disclosures for both disposal transactions that meet the criteria for a discontinued operation and disposals that do not meet these criteria. The objective of this update is to reach a greater convergence between the FASB’s and IASB’s reporting requirements for discontinued operations.

The Company adopted the new requirement on January 1, 2015 with no impact on the Company’s consolidated financial statements, as no triggering event occurred throughout the period.

FUTURE ACCOUNTING CHANGES

CLOUD COMPUTING ARRANGEMENTS

In April 2015, the FASB issued ASU 2015-05, an update on customer’s accounting for fees paid in a cloud computing arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.

The ASU is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect these changes to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value.

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

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT

HEDGING PROGRAMS

The Company is exposed to market risk, such as changes in currency exchange rates, commodity prices, and interest rates. To the extent the Company decides to manage the volatility related to these exposures, the Company may enter into various financial derivatives that are accounted for under the derivatives and hedging guidance. These transactions are governed by the Company’s hedging policies which provide direction on acceptable hedging activities, including instrument type and acceptable counterparty exposure.

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2015, one of Domtar’s Pulp and Paper segment customers located in the United States represented 13% ($88 million) (2014 – 10% ($64 million)) of the Company’s receivables.

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

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, bank indebtedness, bank credit facility and long-term debt. The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby it agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. On December 18, 2014, the Company entered into a $100 million notional 2.5 year fixed to floating interest rate swap to receive fixed (1.0225%) and pay the 3 month LIBOR. This swap was designated as a fair value hedge for a portion of its 10.75% notes due June 2017. The changes in fair value of both the hedging and the hedged item are immediately recognized in interest expense. Gains (losses) related to the ineffectiveness portion of the hedges were not material for this reporting period.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2015 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts			Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural Gas
2015 (1)	7,425,000	MMBTU	(2)	$31	54%
2016	8,775,000	MMBTU	(2)	$35	42%
2017	2,700,000	MMBTU	(2)	$11	13%

(1)	Represents the remaining nine months of 2015
(2)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of March 31, 2015. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three months ended March 31, 2015 resulting from hedge ineffectiveness (2014 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by its Canadian subsidiary over the next 24 months. Derivatives are used to hedge forecasted sales by its US subsidiaries in Euros over the next 21 months and British pounds over the next nine months. Derivatives are also used to hedge forecasted sales in British pounds and Norwegian krone and forecasted purchases of Swedish krona over the next 12 months and forecasted purchases in US dollars over the next 21 months by its European subsidiaries. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant contracts pursuant to currency options outstanding as of March 31, 2015 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year	Notional contractual value	Percentage of forecasted net exposures under contracts	Protection rate	Obligation rate
		2015
CDN/USD	Pulp and Paper		300 CDN	52%	1 USD = 1.1026	1 USD = 1.1373
USD/Euro	Personal Care		44 USD	77%	1 Euro = 1.3135	1 Euro = 1.3155
Euro/USD	Pulp and Paper		34 EUR	76%	1 Euro = 1.1572	1 Euro = 1.1572
		2016
CDN/USD	Pulp and Paper		240 CDN	31%	1 USD = 1.1292	1 USD = 1.1739
USD/Euro	Personal Care		40 USD	53%	1 Euro = 1.0722	1 Euro = 1.1918
Euro/USD	Pulp and Paper		15 EUR	25%	1 Euro = 1.1629	1 Euro = 1.1629
		2017
CDN/USD	Pulp and Paper		45 CDN	6%	1 USD = 1.2042	1 USD = 1.2731

The foreign exchange derivative contracts were fully effective as of March 31, 2015. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three months ended March 31, 2015 resulting from hedge ineffectiveness (2014 - nil).

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

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at March 31, 2015 and December 31, 2014, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Derivatives designated under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency derivatives	14	—	14	—	(a) Prepaid expenses
Currency derivatives	4	—	4	—	(a) Other assets

Total Assets	18	—	18	—

Liabilities derivatives
Currency derivatives	36	—	36	—	(a) Trade and other payables
Currency derivatives	15	—	15	—	(a) Other liabilities and deferred credits
Natural gas swap contracts	12	—	12	—	(a) Trade and other payables
Natural gas swap contracts	8	—	8	—	(a) Other liabilities and deferred credits

Total Liabilities	71	—	71	—

Other Instruments:
Asset backed notes (“ABN”)	10	10	—	—	Accounts receivable
Asset backed notes	1	—	—	1	(b) Other assets
Long-term debt	1,485	—	1,485	—	(c) Long-term debt

The cumulative loss recorded in Other comprehensive (loss) income relating to natural gas contracts of $20 million at March 31, 2015, will be recognized in Cost of sales upon maturity of the derivatives over the next 33 months at the then prevailing values, which may be different from those at March 31, 2015.

The cumulative loss recorded in Other comprehensive (loss) income relating to currency options and forwards hedging forecasted purchases of $33 million at March 31, 2015, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 24 months at the then prevailing values, which may be different from those at March 31, 2015.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Balance sheet classification
	$	$	$	$
Derivatives designated under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency derivatives	7	—	7	—	(a) Prepaid expenses
Currency derivatives	3	—	3	—	(a) Other assets

Total Assets	10	—	10	—

Liabilities derivatives
Currency derivatives	14	—	14	—	(a) Trade and other payables
Currency derivatives	9	—	9	—	(a) Other liabilities and deferred credits
Natural gas swap contracts	13	—	13	—	(a) Trade and other payables
Natural gas swap contracts	6	—	6	—	(a) Other liabilities and deferred credits

Total Liabilities	42	—	42	—

Other Instruments:
Asset backed notes	11	—	10	1	(b) Other assets
Long-term debt	1,475	—	1,475	—	(c) Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
-	For currency derivatives: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.
-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

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

(c)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,348 million and $1,350 million at March 31, 2015 and December 31, 2014, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

EARNINGS PER COMMON SHARE

On April 30, 2014, the Company’s Board of Directors approved a 2-for-1 split of its common stock to be effected through a stock dividend. Shareholders of record on June 10, 2014 were entitled to receive one additional share for every share they owned on that date.

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended
	March 31, 2015	March 31, 2014
Net earnings	$36	$39

Weighted average number of common and exchangeable shares outstanding (millions)	63.8	64.9
Effect of dilutive securities (millions)	0.1	0.1

Weighted average number of diluted common and exchangeable shares outstanding (millions)	63.9	65.0

Basic net earnings per common share (in dollars)	$0.56	$0.60
Diluted net earnings per common share (in dollars)	$0.56	$0.60

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	March 31, 2015	March 31, 2014
Options	139,007	337,272

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and two Canadian multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2015, the related pension expense was $8 million (2014 -$8 million).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2015		March 31, 2014
	Pension plans	Other post- retirement benefit plans	Pension plans	Other post- retirement benefit plans
	$	$	$	$
Service cost	9	1	9	1
Interest expense	16	1	20	1
Expected return on plan assets	(24)	—	(26)	—
Amortization of net actuarial loss	2	—	2	—
Amortization of prior year service costs	1	—	1	—

Net periodic benefit cost	4	2	6	2

The Company contributed $3 million for the three months ended March 31, 2015 (2014 – $10 million) to the pension plans and $1 million to the other post-retirement benefit plans (2014 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	For the three months ended
	March 31, 2015	March 31, 2014
	$	$
Gain on sale of property, plant and equipment	(1)	—
Bad debt expense	5	1
Foreign exchange gain	—	(3)
Other	1	—

Other operating loss (income), net	5	(2)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

INCOME TAXES

For the first quarter of 2015, the Company’s income tax expense was $9 million, consisting of a current income tax expense of $24 million and a deferred income tax benefit of $15 million. This compares to a tax expense of $15 million for the first quarter of 2014, consisting of a current income tax expense of $15 million and no deferred income tax expense. The Company received income tax refunds, net of payments, of $23 million during the first quarter of 2015. The effective tax rate was 20% compared with an effective tax rate of 28% in the first quarter of 2014. The effective tax rate for the first quarter of 2015 was impacted by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

INVENTORIES

The following table presents the components of inventories:

	March 31, 2015	December 31, 2014
	$	$
Work in process and finished goods	388	395
Raw materials	122	123
Operating and maintenance supplies	194	196

	704	714

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

March 31, 2015
$
Balance at December 31, 2014	567
Effect of foreign currency exchange rate change	(30)

Balance at end of period	537

The goodwill at March 31, 2015 is entirely related to the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives (in years)	March 31, 2015			December 31, 2014

		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Intangible assets subject to amortization
Water rights	40	8	(1)	7	8	(1)	7
Customer relationships	10 - 40	352	(34)	318	374	(32)	342
Technology	7 - 20	8	(2)	6	8	(2)	6
Non-Compete	9	1	—	1	1	—	1
License rights	12	28	(4)	24	29	(4)	25

		397	(41)	356	420	(39)	381
Intangible assets not subject to amortization
Trade names		214	—	214	233	—	233
License rights		6	—	6	6	—	6
Catalog rights		36	—	36	41	—	41

Total		653	(41)	612	700	(39)	661

Amortization expense related to intangible assets for the three months ended March 31, 2015 was $5 million (2014 – $5 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2015	2016	2017	2018	2019
	$	$	$	$	$
Amortization expense related to intangible assets	19	19	18	18	18

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

As a result of the Company’s previous withdrawal from its U.S. multiemployer plans, the total provision for the withdrawal liabilities is $60 million at March 31, 2015. Of the $60 million provision, $14 million of this amount has a small amount of measurement uncertainty as the Company remains exposed to potential additional withdrawal liabilities to the fund in the event of a mass withdrawal occurring anytime within the next two years.

Ashdown, Arkansas mill

On December 10, 2014, the Company announced that its Board of Directors approved a $160 million capital project to convert a paper machine at the Ashdown, Arkansas mill to a high quality fluff pulp line used in absorbent applications such as baby diapers, feminine hygiene and adult incontinence products. The planned conversion is expected to come online by the third quarter of 2016 and will allow for the production of up to 516,000 metric tons of fluff pulp per year once the machine is in full operation. The project will also result in the permanent reduction of 364,000 short tons of annual uncoated freesheet production capacity in the second quarter of 2016.

The conversion work is expected to commence during the second quarter of 2016 and the fluff pulp line is scheduled to startup by the third quarter of 2016. The cost of conversion will be approximately $160 million of which $40 million is expected to be invested in 2015 and $120 million in 2016. The Company will also invest $40 million in a pulp bale line that will provide flexibility to manufacture papergrade softwood pulp, contingent on market conditions.

The aggregate pre-tax earnings charge in connection with this conversion is estimated to be $120 million which includes an estimated $117 million in non-cash charges relating to accelerated depreciation of the carrying amounts of the manufacturing equipment as well as the write-off of related spare parts. Of the estimated pre-tax charge of $120 million, $3 million relates to estimated cash severance, employee benefits and training. Of the estimated total pre-tax charge of $120 million, $113 million is expected to be incurred during 2015 and 2016. As a result of the 2014 fourth quarter decision to convert a paper machine to a fluff pulp line at its Ashdown, Arkansas mill, the Company recorded in the first quarter of 2015 $19 million of accelerated depreciation under Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive (Loss) Income.

Other costs

During the first quarter of 2015, other costs related to previous and ongoing closures include $1 million of severance and termination costs related to Personal Care.

During the first quarter of 2014, other costs related to previous and ongoing closures include $1 million of severance and termination costs related to Personal Care.

At March 31, 2015, the Company’s provision for closure and restructuring costs is $3 million. This provision is comprised of severance and termination costs of $2 million in the Pulp and Paper segment and $1 million in the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the periods ended March 31, 2015 and December 31, 2014:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post- retirement benefit items (2)	Foreign currency items	Total
Balance at December 31, 2013	—	(210)	(7)	152	(65)

Natural gas swap contracts	(10)	N/A	N/A	N/A	(10)
Currency options	(15)	N/A	N/A	N/A	(15)
Forward contracts	2	N/A	N/A	N/A	2
Net gain	N/A	(4)	(6)	N/A	(10)
Foreign currency items	N/A	N/A	N/A	(200)	(200)

Other comprehensive loss before reclassifications	(23)	(4)	(6)	(200)	(233)

Amounts reclassified from Accumulated other comprehensive loss	8	22	—	—	30

Net current period other comprehensive (loss) income	(15)	18	(6)	(200)	(203)

Balance at December 31, 2014	(15)	(192)	(13)	(48)	(268)

Balance at December 31, 2014	(15)	(192)	(13)	(48)	(268)

Natural gas swap contracts	(3)	N/A	N/A	N/A	(3)
Currency options	(21)	N/A	N/A	N/A	(21)
Forward contracts	6	N/A	N/A	N/A	6
Net gain	N/A	—	—	N/A	—
Foreign currency items	N/A	N/A	N/A	(167)	(167)

Other comprehensive loss before reclassifications	(18)	—	—	(167)	(185)

Amounts reclassified from Accumulated other comprehensive loss	5	2	—	—	7

Net current period other comprehensive (loss) income	(13)	2	—	(167)	(178)

Balance at March 31, 2015	(28)	(190)	(13)	(215)	(446)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	For the three months ended
	March 31, 2015	March 31, 2014
Net derivative gains (losses) on cash flow hedges
Natural gas swap contracts	4	(2	) (1)
Currency options and forwards	5	6	(1)

Total before tax	9	4
Tax expense	(4)	(2)

Net of tax	5	2

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	3	3	(2)
Tax expense	(1)	(1)

Net of tax	2	2

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive (Loss) Income.
(2)	These amounts are included in the computation of net periodic benefit cost. Refer to Note 6 “Pension plans and other post-retirement benefit plans” for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

SHAREHOLDERS’ EQUITY

On February 23, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. Total dividends of approximately $26 million were paid on April 15, 2015 to shareholders of record on April 2, 2015.

On May 5, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on July 15, 2015, to shareholders of record on July 2, 2015.

STOCK REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a stock repurchase program (“the Program”) of up to $1 billion of Domtar Corporation’s common stock. On February 23, 2015, the Company’s Board of Directors approved an increase to the Program from $1 billion to $1.3 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of stock options, awards, and to improve shareholders’ returns.

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

During the first quarter of 2015, the Company repurchased 340,844 shares at an average price of $39.20 for a total cost of $13 million.

During the first quarter of 2014, the Company did not repurchase any shares under the Program.

Since the inception of the Program, the Company has repurchased 23,678,824 shares at an average price of $39.21 for a total cost of $929 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31, 2015
$
Balance at beginning of period	60
Additions	1
Environmental spending	(1)
Effect of foreign currency exchange rate change	(4)

Balance at end of period	56

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

In the United States, Congress has considered legislation to reduce emissions of GHGs. Although the legislation has not passed, the U.S. government is promulgating regulations under the existing Clean Air Act to reduce GHG emissions from public utilities and certain other emitters. The EPA has adopted and implemented GHG permitting requirements for certain new sources and modifications of existing industrial facilities and has proposed GHG performance standards for newly constructed, reconstructed and modified electric utilities. The EPA has also relied on the existing Clean Air Act to propose a “Clean Power Plan” that will set emission guidelines for existing electric utilities and require states to develop plans for reducing GHG emissions by making significant changes to the energy resources utilized within the state. The EPA is developing a biogenic carbon accounting framework to account for carbon dioxide emissions from biomass fuels for Clean Air Act permitting and regulatory purposes. The EPA references this framework in the proposals addressing GHG performance standards for the electric utilities. Furthermore, several states are already regulating GHG emissions from public utilities and certain other significant emitters, primarily through regional GHG cap-and-trade programs or renewable energy requirements.

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

The Government of Canada has committed to reducing Canada’s greenhouse gases by 17 percent from 2005 levels by 2020. A sector- by- sector approach is being used to set performance standards to reduce greenhouse gases. The Government of Canada has implemented regulations intended to regulate emissions from motor vehicles and has enacted regulations to reduce GHG emissions from coal-fired electrical generators which are scheduled to become effective July 1, 2015. Proposed regulations relating to GHG emissions from the oil and gas sector are currently in consultation and are expected to come into force in 2016. Performance standards for industrial sectors will also be developed. The pulp and paper sector is currently undergoing review. The Company does not expect the performance of its facilities to be disproportionately affected by these future measures compared with other pulp and paper producers in Canada.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The province of Quebec initiated a GHG cap-and-trade system on January 1, 2012. Reduction targets for Quebec became effective January 1, 2013. The Company does not expect the cost of compliance will have a material impact on the Company’s financial position, results of operations or cash flows. British Columbia imposed a carbon tax in 2008, which applies to the purchase of fossil fuels within the province. There are currently no other federal or provincial statutory or regulatory obligations that affect the emission of GHGs for the Company’s pulp and paper operations elsewhere in Canada. The Province of Ontario is expected to initiate development of a regulatory program, including carbon pricing policies for GHG emission reductions in 2015.

While it is likely that there will be increased regulation relating to GHG emissions in the future, at this time it is not possible to estimate either a timetable for the promulgation or implementation of any new regulations or the Company’s cost of compliance to said regulations. The Company does not anticipate to be disproportionately affected or impacted by these measures.

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”)

The EPA published in the Federal Register on January 31, 2013, for facilities that are major sources for Hazardous Air Pollutants, a new set of standards related to emissions from boilers and process heaters included in some of the Company’s manufacturing processes. These standards are generally referred to as Boiler MACT and seek to require reductions in the emission of certain hazardous air pollutants or surrogates of hazardous air pollutants. The Company is developing plans to bring facilities affected by the Boiler MACT rule into compliance by the January 2016 regulatory deadline for major sources. The Company expects that the capital cost required to comply with the Boiler MACT rules is approximately $15 million. Boiler MACT rules are being litigated. Changes to the rule resulting from the litigation could affect the current expected capital cost for compliance and could also affect future operating costs.

The EPA has agreed to reconsider a limited number of issues in the most recent Boiler MACT rule, and elements of the EPA’s rule have been legally challenged. Since the consequences of these activities cannot be predicted, adjustments to compliance plans may be needed to accommodate any changes to the final rule.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2015, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2015, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2015 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s reportable segment information to the respective information in the financial statements is as follows:

	For the three months ended
SEGMENT DATA	March 31, 2015	March 31, 2014
	$	$
Sales
Pulp and Paper	1,146	1,168
Personal Care	218	233

Total for reportable segments	1,364	1,401
Intersegment sales - Pulp and Paper	(16)	(7)

Consolidated sales	1,348	1,394

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	74	83
Personal Care	16	16

Total for reportable segments	90	99
Impairment and write-down of property, plant and equipment - Pulp and Paper	19	—

Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	109	99

Operating income (loss) (1)
Pulp and Paper	75	89
Personal Care	10	14
Corporate	(14)	(24)

Consolidated operating income	71	79
Interest expense, net	26	25

Earnings before income taxes	45	54
Income tax expense	9	15

Net earnings	36	39

(1)

As a result of changes in the Company’s organization structure, the Company has changed the way it allocates certain Corporate general and administrative costs to the segments. Further, certain Corporate costs not related to segment activities, as well as the mark-to-market impact on stock-based compensation awards, will be presented on the Corporate line. As a result, the Company has revised its 2014 segment disclosures to conform to its 2015 presentation. (Previously reported numbers for Operating income (loss) are as follows; Pulp and Paper: $69 million, Personal Care: $15 million, Corporate $(5) million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2015 and December 31, 2014 and the Statements of Earnings and Comprehensive (Loss) Income and Cash Flows for the three months ended March 31, 2015, and March 31, 2014 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE LOSS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,116	533	(301)	1,348
Operating expenses
Cost of sales, excluding depreciation and amortization	—	976	387	(301)	1,062
Depreciation and amortization	—	64	26	—	90
Selling, general and administrative	5	33	62	—	100
Impairment and write-down of property, plant and equipment	—	19	—	—	19
Closure and restructuring costs	—	—	1	—	1
Other operating loss (income), net	2	5	(2)	—	5

	7	1,097	474	(301)	1,277

Operating (loss) income	(7)	19	59	—	71
Interest expense (income), net	26	7	(7)	—	26

(Loss) earnings before income taxes	(33)	12	66	—	45
Income tax (benefit) expense	(9)	1	17	—	9
Share in earnings of equity accounted investees	60	49	—	(109)	—

Net earnings	36	60	49	(109)	36
Other comprehensive loss	(178)	(180)	(166)	346	(178)

Comprehensive loss	(142)	(120)	(117)	237	(142)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2014
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND COMPREHENSIVE INCOME	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,109	554	(269)	1,394
Operating expenses
Cost of sales, excluding depreciation and amortization	—	933	439	(269)	1,103
Depreciation and amortization	—	68	31	—	99
Selling, general and administrative	13	73	28	—	114
Closure and restructuring costs	—	1	—	—	1
Other operating loss, net	—	(1)	(1)	—	(2)

	13	1,074	497	(269)	1,315

Operating (loss) income	(13)	35	57	—	79
Interest expense (income), net	25	5	(5)	—	25

(Loss) earnings before income taxes	(38)	30	62	—	54
Income tax (benefit) expense	(10)	8	17	—	15
Share in earnings of equity accounted investees	67	45	—	(112)	—

Net earnings	39	67	45	(112)	39
Other comprehensive income (loss)	1	(1)	(35)	—	(35)

Comprehensive income	40	66	10	(112)	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	March 31, 2015
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	79	20	84	—	183
Receivables	—	407	253	—	660
Inventories	—	482	222	—	704
Prepaid expenses	11	9	8	—	28
Income and other taxes receivable	49	—	8	(45)	12
Intercompany accounts	975	4,611	15	(5,601)	—
Deferred income taxes	—	49	29	—	78

Total current assets	1,114	5,578	619	(5,646)	1,665
Property, plant and equipment, at cost	—	6,156	2,570	—	8,726
Accumulated depreciation	—	(4,063)	(1,668)	—	(5,731)

Net property, plant and equipment	—	2,093	902	—	2,995
Goodwill	—	296	241	—	537
Intangible assets, net of amortization	—	261	351	—	612
Investments in affiliates	7,895	2,028	—	(9,923)	—
Intercompany long-term advances	6	80	435	(521)	—
Other assets	31	23	126	(29)	151

Total assets	9,046	10,359	2,674	(16,119)	5,960

Liabilities and shareholders’ equity
Current liabilities
Bank indebtedness	—	6	—	—	6
Trade and other payables	70	420	207	—	697
Intercompany accounts	4,606	917	78	(5,601)	—
Income and other taxes payable	28	42	14	(45)	39
Long-term debt due within one year	166	2	1	—	169

Total current liabilities	4,870	1,387	300	(5,646)	911
Long-term debt	1,168	1	10	—	1,179
Intercompany long-term loans	273	248	—	(521)	—
Deferred income taxes and other	4	648	167	(29)	790
Other liabilities and deferred credits	21	180	169	—	370
Shareholders’ equity	2,710	7,895	2,028	(9,923)	2,710

Total liabilities and shareholders’ equity	9,046	10,359	2,674	(16,119)	5,960

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2014
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

MARCH 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended March 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	36	60	49	(109)	36
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(10)	17	(25)	109	91

Cash flows provided from operating activities	26	77	24	—	127

Investing activities
Additions to property, plant and equipment	—	(46)	(24)	—	(70)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1

Cash flows used for investing activities	—	(46)	(23)	—	(69)

Financing activities
Dividend payments	(24)	—	—	—	(24)
Net change in bank indebtedness	—	(4)	—	—	(4)
Repayment of long-term debt	—	(1)	—	—	(1)
Stock repurchase	(13)	—	—	—	(13)
Increase in long-term advances to related parties	—	(24)	—	24	—
Decrease in long-term advances to related parties	10	—	14	(24)	—
Other	1	—	—	—	1

Cash flows (used for) provided from financing activities	(26)	(29)	14	—	(41)

Net increase in cash and cash equivalents	—	2	15	—	17
Impact of foreign exchange on cash	—	—	(8)	—	(8)
Cash and cash equivalents at beginning of period	79	18	77	—	174

Cash and cash equivalents at end of period	79	20	84	—	183

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in the Quarterly Report. The MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volume are based on the three-month periods ended March 31, 2015 and 2014. The three-month periods are also referred to as the first quarter of 2015 and 2014 or Q1 2015 and Q1 2014. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this form 10-Q.

This MD&A of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analysed include:

•	Overview

•	Q1 2015 Highlights

•	Consolidated Results of Operations and Segment Review

•	Outlook

•	Liquidity and Capital Resources

OVERVIEW

Domtar Corporation designs, manufactures, markets and distributes a wide variety of fiber-based products, including communication papers, specialty and packaging papers, and absorbent hygiene products. The foundation of our business is a network of world-class wood fiber-converting assets that produce papergrade, fluff and specialty pulp. We are the largest integrated marketer and manufacturer of uncoated freesheet paper in North America with recognized brands such as Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, EarthChoice® and Xerox® Paper and Specialty Media. Domtar is also a marketer and producer of a broad line of absordent hygiene products marketed primarily under the Attends®, IncoPack® and Indasec® brand names.

We have two reportable segments as described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of our reportable segments.

Pulp and Paper: Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication papers and specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

Personal Care: Our Personal Care segment consists of the manufacturing, marketing and distribution of absorbent hygiene products.

As a result of changes in the Company’s organization structure, we have changed the way we allocate certain Corporate general and administrative costs to the segments. Further, certain Corporate costs not related to segment activities, as well as the mark-to-market impact on stock-based compensation awards, will be presented on the Corporate line. As a result, we have revised our 2014 segment disclosures to conform with our 2015 presentation.

Q1 2015 HIGHLIGHTS

•	Operating income and net earnings decreased by 10% and 8%, respectively from Q1 2014

•	Sales decreased by 3% from Q1 2014. Net average selling prices for pulp and paper were down from Q1 2014. Volume in paper was down while pulp volume was up from Q1 2014

•	Recognition of impairment and write-down of property, plant and equipment of $19 million related to the decision to convert a paper machine at our Ashdown mill to a fluff pulp line

•	We repurchased $13 million of our common stock and paid $24 million in dividends

	Three months ended		Variance
FINANCIAL HIGHLIGHTS	March 31, 2015	March 31, 2014	$	%
(In millions of dollars, unless otherwise noted)

Sales	$1,348	$1,394	($46)	-3%

Operating income	71	79	(8)	-10%

Net earnings	36	39	(3)	-8%

Net earnings per common share (in dollars)[1]:
Basic	0.56	0.60	(0.04)	-7%
Diluted	0.56	0.60	(0.04)	-7%

	At March 31, 2015	At December 31, 2014
Total assets	$5,960	$6,185
Total long-term debt, including current portion	$1,348	$1,350

[1]	Refer to Note 5 “Earnings Per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our Q1 2015 net sales, operating income (loss) and other information relevant to the understanding of our results of operations.

Analysis of Net Sales
By Business Segment	Three months ended		Variance
	March 31, 2015	March 31, 2014	$	%
Pulp and Paper	$1,146	$1,168	(22)	-2%
Personal Care	218	233	(15)	-6%

Total for reportable segments	1,364	1,401	(37)	-3%
Intersegment sales	(16)	(7)	(9)

Consolidated	1,348	1,394	(46)	-3%

Shipments
Paper – manufactured (in thousands of ST)	804	804	—	—
Communication Papers	669	678	(9)	-1%
Specialty and Packaging	135	126	9	7%
Paper – sourced from third parties (in thousands of ST)	35	50	(15)	-30%
Paper – total (in thousands of ST)	839	854	(15)	-2%
Pulp (in thousands of ADMT)	350	318	32	10%

Analysis of Changes in Net Sales
	Q1 2015 vs. Q1 2014 % Change in Net Sales due to
	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	-2%	—	—	-2%
Personal Care	-1%	4%	-9%	-6%
Consolidated sales	-2%	1%	-2%	-3%

Analysis of Operating Income/(Loss)
By Business Segment	Three months ended		Variance
	March 31, 2015	March 31, 2014	$	%
Operating income (loss)
Pulp and Paper	75	89	(14)	-16%
Personal Care	10	14	(4)	-29%
Corporate	(14)	(24)	10

Consolidated operating income	71	79	(8)	-10%

Q1 2015 vs. Q1 2014
	$ Change in Segmented Operating Income due to
	Volume/Mix	Net Price	Input Costs(a)	Operating(b) expenses	Currency, net of hedging	Depreciation/ impairment(c)	Other Income/ expense(d)	Total
Pulp and Paper	3	(29)	16	(11)	26	(12)	(7)	(14)
Personal Care	—	(2)	2	—	(1)	(2)	(1)	(4)
Corporate	—	—	—	8 (e)	1	—	1	10

Consolidated operating income	3	(31)	18	(3)	26	(14)	(7)	(8)

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)	In Q1 2015, we recorded $19 million of accelerated depreciation related to the conversion of a paper machine to a fluff pulp line at Ashdown. In 2014, we did not record any impairment charges. Depreciation charges were lower by $5 million in Q1 2015, excluding foreign exchange impact.
(d)

Q1 2015 operating expenses / income includes:	Q1 2014 operating expenses / income includes:
- Allowance for doubtful accounts ($5 million)	- Allowance for doubtful accounts ($1 million)
- Foreign exchange gain on working capital items ($3 million)
(e)	Lower merger and acquisition costs, decrease in the mark-to-market impact on stock-based compensation and gain on asset disposition.

Commentary – First quarter of 2015 compared to First quarter of 2014

Consolidated Sales

Sales in Q1 2015 amounted to $1,348 million, a decrease of $46 million, or approximately 3%, from sales in Q1 2014. Net prices were down 2% and unfavorable foreign exchange, mostly due to the fluctuation between the U.S. dollar and the Euro, for 2%. Sales were positively impacted by higher sales volume of 1%.

Consolidated Operating Income – Refer to segment analysis.

Interest Expense, net

We incurred $26 million of net interest expense in Q1 2015, an increase of $1 million compared to net interest expense of $25 million in Q1 2014.

Income Taxes

In Q1 2015, our income tax expense was $9 million, consisting of a current income tax expense of $24 million and a deferred income tax benefit of $15 million. This compares to a tax expense of $15 million in Q1 2014, consisting of a current income tax expense of $15 million and no deferred income tax expense. We received income tax refunds, net of payments, of $23 million during the first quarter of 2015 and the effective tax rate was 20% compared with an effective tax rate of 28% in the first quarter of 2014. The effective tax rate for the first quarter of 2015 was impacted by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction.

Pulp and Paper segment

Sales in our Pulp and Paper segment decreased by $22 million, or 2%, when compared to sales in Q1 2014. This decrease in sales is mostly due to a 2% decrease in the net average selling prices, while the decrease in paper sales volume was offset by the increase in pulp sales volume.

Operating income in our Pulp and Paper segment amounted to $75 million in Q1 2015, a decrease of $14 million, when compared to operating income of $89 million in Q1 2014. The comparison was negatively impacted by lower average selling prices, higher accelerated depreciation and higher operating expense partially offset by favorable currency rate and lower input costs, which are mostly related to lower energy due to extreme cold weather in Q1 2014.

Personal Care segment

Sales in our Personal Care segment decreased by $15 million, or 6%, when compared to sales in Q1 2014. This decrease in sales is mainly due to unfavorable foreign exchange, mostly due to the fluctuation between the U.S. dollar and the Euro, for 9%, and a 1% decrease in net selling prices partially offset by higher sales volume of 4%.

Operating income decreased by 29% or $4 million in Q1 2015 compared to Q1 2014. The comparison was negatively impacted by lower average net selling prices, higher depreciation and unfavorable foreign exchange between the U.S. dollar and the Euro, partially offset by lower input costs.

OUTLOOK

Our paper shipments are expected to trend with market demand but our paper shipments should benefit from lower import volumes in North America. The second quarter is expected to be affected by seasonally higher maintenance activity in our pulp business and most input costs should return to more normal levels for the remainder of the year. Personal Care results are expected to benefit from market growth, cost savings from the new manufacturing platform and favorable oil-based input costs.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2015, stock-based compensation expense recognized in our results of operations was $7 million for all outstanding awards which includes the mark-to-market expense related to the liability awards ($3 million). This compares to $8 million, which includes a $5 million charge of mark-to-market impact in the first quarter of 2014. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $600 million is currently undrawn and available, or through our receivables securitization facility, of which $75 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

Our ability to make payments on and to refinance our indebtedness, including debt we could incur under the credit and receivable securitization facilities and outstanding Domtar Corporation notes, and for ongoing operating costs including pension contributions, working capital and capital expenditures will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit and receivable securitization facilities and debt indentures impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

A portion of our cash is held outside the U.S. by foreign subsidiaries. The earnings of the foreign subsidiaries, which reflect full provision for local income taxes, are currently indefinitely reinvested in foreign operations. We do not intend on repatriating those funds and no provision is made for income taxes that would be payable upon the distribution of earnings from foreign subsidiaries as computation of these amounts is not practicable.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Cash flows provided from operating activities totaled $127 million in Q1 2015, a $14 million decrease compared to cash flows provided from operating activities of $141 million in Q1 2014. This decrease in cash flows provided from operating activities is primarily due to lower profitability and an increase in working capital requirements in Q1 2015 when compared to Q1 2014. We received cash of $34 million in Q1 2014 due to the impact of the Spanish government supplier payment plan on past due receivables and received income tax refunds, net of payments of $23 million in Q1 2015.

Investing Activities

Cash flows used for investing activities in Q1 2015 amounted to $69 million, a $522 million decrease compared to cash flows used for investing activities of $591 million in the first quarter of 2014.

The use of cash in the first quarter of 2015 was attributable to additions to property, plant and equipment of $70 million.

The use of cash in the first quarter of 2014 was attributable to the acquisition of Indas of $546 million (€399 million) and additions to property, plant and equipment of $45 million.

Our annual capital expenditures are expected to be approximately between $310 million and $330 million.

Financing Activities

Cash flows used for financing activities totaled $41 million in the first quarter of 2015 compared to cash flows used for financing activities of $73 million in the first quarter of 2014.

The use of cash in the first quarter of 2015 was primarily the result of dividend payments ($24 million), the repurchase of our common stock ($13 million) and a net repayment of our bank indebtedness ($4 million). In addition, we repaid $1 million of capital leases relating to land and buildings in Q1 2015.

The use of cash in the first quarter of 2014 was primarily the result of a net repayment of our revolving bank credit facility and other borrowings ($48 million), dividend payments ($18 million) and a net repayment of our bank indebtedness ($8 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,171 million as of March 31, 2015 compared to $1,186 million as of December 31, 2014.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At March 31, 2015, we were in compliance with our covenants, and no amounts were borrowed (March 31, 2014 – $80 million). At March 31, 2015, we had no outstanding letters of credit under this credit facility (March 31, 2014 – nil). We had $600 million available under our contractually committed credit facility at March 31, 2015.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2016, with a current utilization limit for borrowings or letters of credit of $121 million at March 31, 2015.

At March 31, 2015, we had no borrowings and $46 million of letters of credit under the program (March 31, 2014 – $60 million and $46 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At March 31, 2015, we had $75 million available under the accounts receivable securitization facility.

Common Stock

On February 23, 2015, our Board of Directors approved an increase in the quarterly dividend on our common stock from $0.375 to $0.40 per share. This is equivalent to an increase of 7%. The next quarterly dividend of $0.40 per share is to be paid on July 15, 2015 to shareholders of record on July 2, 2015. The Board of Directors also authorized an increase of $300 million to our share buyback program. This is in addition to our prior $1 billion repurchase authorization. As of March 31, 2015, approximately $369 million remained available.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2015, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2015, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 “Recent Accounting Pronoucements,” of the financial statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, impairment of property, plant and equipment and definite-lived intangible assets, useful lives, closure and restructuring costs, impairment of goodwill, impairment of indefinite-lived assets, pension and other post-retirement benefit plans, income taxes, and business combinations. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others, should be reviewed as they are essential to understanding our results of operations and financial condition. Actual results could differ from those estimates.

There has not been any material change to our policies since December 31, 2014. For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;

•	our ability to implement our business diversification initiatives, including strategic acquisitions;

•	product selling prices;

•	raw material prices, including wood fiber, chemical and energy;

•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;

•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;

•	the level of competition from domestic and foreign producers;

•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including taxation), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;

•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;

•	changes in asset valuations, including write-downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;

•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;

•	performance of pension fund investments and related derivatives, if any; and

•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2014.

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

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There has not been any material change in our exposure to market risk since December 31, 2014. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 4 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2015, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 “Commitments and Contingencies” for the discussion regarding legal proceedings.

There have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.	RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2014, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended March 31, 2015:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced Plans or Programs (1)	(d) Approximate dollar value of share that may yet be purchased under the Plans or Programs (in 000’s)
January 1 through January 31, 2015	263,631	37.93	263,631	72,525
February 1 through February 28, 2015	—	—	—	372,525
March 1 through March 31, 2015	77,213	43.52	77,213	369,165

	340,844	39.20	340,844

(1) During the first quarter of 2015, we repurchased 340,844 shares at an average price of $39.20 per share, for a total cost of $13 million under our stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011, December 2011 and February 2015. We currently have $369 million of remaining availability under our Program, including an increase of $300 million approved by the Board of Directors in February 2015. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

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

Date: May 8, 2015

By:	/s/ DANIEL BURON
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ RAZVAN L. THEODORU
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary