Form 10-Q
period 2015-06-30
Domtar CORP
filed 2015-08-06
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_______

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

At July 31, 2015, 62,830,815 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2015

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(Unaudited)
	$	$	$	$
Sales	1,310	1,385	2,658	2,779
Operating expenses
Cost of sales, excluding depreciation and amortization	1,052	1,108	2,114	2,211
Depreciation and amortization	91	96	181	195
Selling, general and administrative	99	100	199	214
Impairment and write-down of property, plant and equipment (NOTE 12)	18	—	37	—
Closure and restructuring costs (NOTE 12)	1	—	2	1
Other operating (income) loss, net (NOTE 7)	(13)	2	(8)	—
	1,248	1,306	2,525	2,621
Operating income	62	79	133	158
Interest expense, net	25	26	51	51
Earnings before income taxes	37	53	82	107
Income tax (benefit) expense	(1)	13	8	28
Net earnings	38	40	74	79
Per common share (in dollars) (NOTE 5)
Net earnings
Basic	0.60	0.62	1.16	1.22
Diluted	0.60	0.61	1.16	1.22
Weighted average number of common shares outstanding (millions)
Basic	63.6	65.0	63.7	64.9
Diluted	63.7	65.1	63.8	65.0
Cash dividends per common share	0.40	0.28	0.78	0.55

Net earnings	38	40	74	79
Other comprehensive income (loss) (NOTE 13):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $2 and $(11), respectively (2014 - $6 and $3, respectively)	2	8	(16)	5
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(4) and $(8), respectively (2014 - $(1) and $(3), respectively)	6	1	11	3
Foreign currency translation adjustments	43	24	(124)	(12)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of nil and $(1), respectively (2014 - $(1) and $(2), respectively)	2	3	4	5
Other comprehensive income (loss)	53	36	(125)	1
Comprehensive income (loss)	91	76	(51)	80

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	207	174
Receivables, less allowances of $10 and $6	640	628
Inventories (NOTE 9)	721	714
Prepaid expenses	36	25
Income and other taxes receivable	13	54
Deferred income taxes	78	75
Total current assets	1,695	1,670
Property, plant and equipment, at cost	8,817	8,909
Accumulated depreciation	(5,858)	(5,778)
Net property, plant and equipment	2,959	3,131
Goodwill (NOTE 10)	546	567
Intangible assets, net of amortization (NOTE 11)	621	661
Other assets	142	156
Total assets	5,963	6,185
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	1	10
Trade and other payables	687	721
Income and other taxes payable	36	26
Long-term debt due within one year	169	169
Total current liabilities	893	926
Long-term debt	1,178	1,181
Deferred income taxes and other	765	810
Other liabilities and deferred credits	366	378
Commitments and contingencies (NOTE 15)
Shareholders' equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 shares	1	1
Treasury stock (NOTE 14) $0.01 par value; 1,682,816 and 991,017 shares	—	—
Additional paid-in capital	1,985	2,012
Retained earnings	1,168	1,145
Accumulated other comprehensive loss	(393)	(268)
Total shareholders' equity	2,761	2,890
Total liabilities and shareholders' equity	5,963	6,185

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2014	64.0	1	2,012	1,145	(268)	2,890
Stock-based compensation, net of tax	—	—	3	—	—	3
Net earnings	—	—	—	74	—	74
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(11)	—	—	—	—	(16)	(16)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(8)	—	—	—	—	11	11
Foreign currency translation adjustments	—	—	—	—	(124)	(124)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	4	4
Stock repurchase	(0.7)	—	(30)	—	—	(30)
Cash dividends declared	—	—	—	(51)	—	(51)
Balance at June 30, 2015	63.3	1	1,985	1,168	(393)	2,761

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2015	June 30, 2014
	(Unaudited)
	$	$
Operating activities
Net earnings	74	79
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	181	195
Deferred income taxes and tax uncertainties	(32)	(6)
Impairment and write-down of property, plant and equipment	37	—
Net gains on disposal of property, plant and equipment	(15)	—
Stock-based compensation expense	3	3
Other	—	6
Changes in assets and liabilities, excluding the effects of acquisition of business
Receivables	—	24
Inventories	(23)	(18)
Prepaid expenses	(10)	(9)
Trade and other payables	(18)	(43)
Income and other taxes	46	23
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	3	(6)
Other assets and other liabilities	3	(3)
Cash flows provided from operating activities	249	245
Investing activities
Additions to property, plant and equipment	(136)	(101)
Proceeds from disposals of property, plant and equipment	7	1
Acquisition of business, net of cash acquired	—	(546)
Other	9	-
Cash flows used for investing activities	(120)	(646)
Financing activities
Dividend payments	(50)	(36)
Stock repurchase	(30)	—
Net change in bank indebtedness	(9)	—
Change in revolving bank credit facility	—	(140)
Proceeds from receivables securitization facilities	—	90
Payments on receivables securitization facilities	—	(84)
Repayment of long-term debt	(2)	(3)
Other	1	4
Cash flows used for financing activities	(90)	(169)
Net increase (decrease) in cash and cash equivalents	39	(570)
Impact of foreign exchange on cash	(6)	—
Cash and cash equivalents at beginning of period	174	655
Cash and cash equivalents at end of period	207	85
Supplemental cash flow information
Net cash payments for:
Interest	48	44
Income taxes paid, net	2	19

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

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

The amendment will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating these changes to determine whether they have an impact on the presentation of the consolidated financial statements. At its July 9, 2015 meeting, the FASB affirmed its proposal to defer the effective date for all entities by one year. The proposed update also would allow entities to apply the new revenue standard as of the original effective date.

CLOUD COMPUTING ARRANGEMENTS

In April 2015, the FASB issued ASU 2015-05, which clarifies the circumstances under which a cloud computing customer would account for a cloud computing arrangement as a license of internal-use software under Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The amendments provide customers with guidance on determining whether or not, a cloud computing arrangement includes a software license that should be accounted as an internal-use software.

The amendments in this update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this additional guidance to have a material impact on the consolidated financial statements.

INVENTORY

In July 2015, the FASB issued ASU 2015-11, an update on Inventory. The amendments in this update require entities to measure most inventory at the lower of cost and net realizable value, therefore simplifying the current guidance under which an entity must measure inventory at the lower of cost or market, which in this context, was defined as one of three different measures and was unnecessarily complex. The amendment does not apply to inventory that has been valued using the Last-in First-out (“LIFO”) method or the Retail inventory method (“RIM”).

The amendments in this update are effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively and early adoption is permitted. The Company is currently evaluating these changes to determine whether they have an impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

_________________

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT

HEDGING PROGRAMS

The Company is exposed to market risk, such as changes in currency exchange rates, commodity prices, and interest rates. To the extent the Company decides to manage the volatility related to these exposures, the Company may enter into various financial derivatives that are accounted for under the derivatives and hedging guidance. These transactions are governed by the Company's hedging policies which provide direction on acceptable hedging activities, including instrument type and acceptable counterparty exposure.

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2015, one of Domtar’s Pulp and Paper segment customers located in the United States represented 13% ($85 million) (2014 – 10% ($64 million)) of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 30 months.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2015 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts		Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural Gas
2015 (1)	4,965,000	MMBTU (2)	$20	58%
2016	9,090,000	MMBTU (2)	$36	44%
2017	2,805,000	MMBTU (2)	$11	14%

(1)	Represents the remaining six months of 2015
(2)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of June 30, 2015. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 resulting from hedge ineffectiveness (three and six months ended June 30, 2014 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by its Canadian subsidiary over the next 24 months. Derivatives are used to hedge forecasted sales by its US subsidiaries in Euros over the next 18 months and British pounds over the next six months. Derivatives are also used to hedge forecasted sales in British pounds and Norwegian krone and forecasted purchases of Swedish krona over the next 12 months and forecasted purchases in US dollars over the next 18 months by its European subsidiaries. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income (loss) to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant contracts pursuant to currency options outstanding as of June 30, 2015 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year	Notional contractual value	Percentage of forecasted net exposures under contracts	Protection rate	Obligation rate
		2015
CDN/USD	Pulp and Paper		200 CDN	52%	1 USD = 1.1089	1 USD = 1.1477
USD/Euro	Personal Care		30 USD	82%	1 Euro = 1.2918	1 Euro = 1.2918
Euro/USD	Pulp and Paper		23 EUR	75%	1 Euro = 1.1583	1 Euro = 1.1583
		2016
CDN/USD	Pulp and Paper		295 CDN	38%	1 USD = 1.1426	1 USD = 1.1886
USD/Euro	Personal Care		44 USD	54%	1 Euro = 1.0767	1 Euro = 1.1826
Euro/USD	Pulp and Paper		15 EUR	25%	1 Euro = 1.1629	1 Euro = 1.1629
		2017
CDN/USD	Pulp and Paper		90 CDN	12%	1 USD = 1.2028	1 USD = 1.2675

The foreign exchange derivative contracts were fully effective as of June 30, 2015. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 resulting from hedge ineffectiveness (three and six months ended June 30, 2014 - nil).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at June 30, 2015 and December 31, 2014, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency derivatives	8	—	8	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Total Assets	12	—	12	—

Liabilities derivatives
Currency derivatives	26	—	26	—	(a)	Trade and other payables
Currency derivatives	10	—	10	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	10	—	10	—	(a)	Trade and other payables
Natural gas swap contracts	6	—	6	—	(a)	Other liabilities and deferred credits
Total Liabilities	52	—	52	—

Other Instruments:
Asset backed notes ("ABN")	1	—	—	1	(b)	Other assets
Long-term debt	1,414	—	1,414	—	(c)	Long-term debt

The cumulative loss recorded in Other comprehensive income (loss) relating to natural gas contracts of $16 million at June 30, 2015, will be recognized in Cost of sales upon maturity of the derivatives over the next 30 months at the then prevailing values, which may be different from those at June 30, 2015.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The cumulative loss recorded in Other comprehensive income (loss) relating to currency options and forwards hedging forecasted purchases of $24 million at June 30, 2015, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 24 months at the then prevailing values, which may be different from those at June 30, 2015.

Fair Value of financial instruments at:	December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency derivatives	7	—	7	—	(a)	Prepaid expenses
Currency derivatives	3	—	3	—	(a)	Other assets
Total Assets	10	—	10	—

Liabilities derivatives
Currency derivatives	14	—	14	—	(a)	Trade and other payables
Currency derivatives	9	—	9	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	13	—	13	—	(a)	Trade and other payables
Natural gas swap contracts	6	—	6	—	(a)	Other liabilities and deferred credits
Total Liabilities	42	—	42	—

Other Instruments:
Asset backed notes	11	—	10	1	(b)	Other assets
Long-term debt	1,475	—	1,475	—	(c)	Long-term debt

(a)	Fair value of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
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

(c)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,347 million and $1,350 million at June 30, 2015 and December 31, 2014, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

EARNINGS PER COMMON SHARE

On April 30, 2014, the Company’s Board of Directors approved a 2-for-1 split of its common stock to be effected through a stock dividend. Shareholders of record on June 10, 2014 were entitled to receive one additional share for every share they owned on that date.

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net earnings	$38	$40	$74	$79
Weighted average number of common shares outstanding (millions)	63.6	65.0	63.7	64.9
Effect of dilutive securities (millions)	0.1	0.1	0.1	0.1
Weighted average number of diluted common shares outstanding (millions)	63.7	65.1	63.8	65.0

Basic net earnings per common share (in dollars)	$0.60	$0.62	$1.16	$1.22
Diluted net earnings per common share (in dollars)	$0.60	$0.61	$1.16	$1.22

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Options	220,406	366,274	137,521	337,272

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and two Canadian multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2015, the related pension expense was $7 million and $15 million, respectively (2014 - $7 million and $15 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2015		June 30, 2015
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	1	18	2
Interest expense	17	1	33	2
Expected return on plan assets	(23)	—	(47)	—
Amortization of net actuarial loss	2	—	4	—
Amortization of prior year service costs	—	—	1	—
Net periodic benefit cost	5	2	9	4

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2014		June 30, 2014
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	—	18	1
Interest expense	20	2	40	3
Expected return on plan assets	(26)	—	(52)	—
Amortization of net actuarial loss	3	—	5	—
Amortization of prior year service costs	—	—	1	—
Net periodic benefit cost	6	2	12	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The Company contributed $3 million and $6 million for the three and six months ended June 30, 2015, respectively (2014 - $9 million and $19 million, respectively) to the pension plans. The Company also contributed $2 million and $3 million for the three and six months ended June 30, 2015, respectively (2014 - $3 million and $3 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating (income) loss, net includes the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	$	$	$	$
Gain on sale of property, plant and equipment(1)	(14)	—	(15)	—
Bad debt expense	—	—	5	—
Foreign exchange loss (gain)	—	2	—	(1)
Other	1	—	2	1
Other operating (income) loss, net	(13)	2	(8)	—

(1)

Effective June 23, 2015, Domtar finalized the previously announced sale of its Gatineau properties. Payment of $26 million (CDN $32 million) was received on July 3, 2015. As a result, the Company recorded a gain on sale of property, plant and equipment of $10 million (CDN $12 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INCOME TAXES

For the second quarter of 2015, the Company’s income tax benefit was $1 million, consisting of a current income tax expense of $16 million and a deferred income tax benefit of $17 million. This compares to an income tax expense of $13 million for the second quarter of 2014, consisting of a current income tax expense of $19 million and a deferred income tax benefit of $6 million. The Company made income tax payments, net of refunds, of $25 million during the second quarter of 2015. The effective tax rate was (3) % compared with an effective tax rate of 25% in the second quarter of 2014. The effective tax rate for the second quarter of 2015 was impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, by the favorable tax treatment of certain gains on property dispositions, and by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction.

For the first half of 2015, the Company’s income tax expense amounted to $8 million, consisting of a current tax expense of $40 million and a deferred tax benefit of $32 million. This compares to an income tax expense of $28 million in the first half of 2014, consisting of a current income tax expense of $34 million and a deferred income tax benefit of $6 million. The Company made income tax payments, net of refunds, of $2 million during the first half of 2015. The effective tax rate was 10% compared to an effective tax rate of 26% in the first half of 2014. The effective tax rate for the first half of 2015 was impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, by the favorable tax treatment of certain gains on property dispositions, and by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2015	2014
	$	$
Work in process and finished goods	406	395
Raw materials	118	123
Operating and maintenance supplies	197	196
	721	714

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

June 30, 2015
$
Balance at December 31, 2014	567
Effect of foreign currency exchange rate change	(21)
Balance at end of period	546

The goodwill at June 30, 2015 is entirely related to the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		June 30,			December 31,
		2015			2014
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Intangible assets subject to amortization
Water rights	40	7	(1)	6	8	(1)	7
Customer relationships	10 - 40	358	(38)	320	374	(32)	342
Technology	7 - 20	8	(2)	6	8	(2)	6
Non-Compete	9	1	—	1	1	—	1
License rights	12	29	(5)	24	29	(4)	25
		403	(46)	357	420	(39)	381
Intangible assets not subject to amortization
Trade names		220	—	220	233	—	233
License rights		6	—	6	6	—	6
Catalog rights		38	—	38	41	—	41
Total		667	(46)	621	700	(39)	661

Amortization expense related to intangible assets for the three and six months ended June 30, 2015 was $4 million and $9 million, respectively (2014 – $6 million and $11 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2015	2016	2017	2018	2019
	$	$	$	$	$
Amortization expense related to intangible assets	19	19	19	19	18

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY AND IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand, which in some cases could result in closure or impairment costs being recorded in earnings.

As a result of the Company’s previous withdrawal from its U.S. multiemployer plans, the total provision for the withdrawal liabilities is $59 million at June 30, 2015. Of the $59 million provision, $14 million is subject to limited measurement uncertainty as the Company remains exposed to potential additional withdrawal liabilities to the fund in the event of a mass withdrawal occurring anytime within the next two years.

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

The aggregate pre-tax earnings charge in connection with this conversion is estimated to be $120 million which includes an estimated $117 million in non-cash charges relating to accelerated depreciation of the carrying amounts of the manufacturing equipment as well as the write-off of related spare parts. Of the estimated pre-tax charge of $120 million, $3 million relates to estimated cash severance, employee benefits and training. Of the estimated total pre-tax charge of $120 million, $113 million is expected to be incurred during 2015 and 2016. As a result of the 2014 fourth quarter decision to convert a paper machine to a fluff pulp line at its Ashdown, Arkansas mill, the Company recorded $18 million and $37 million for the three and six months ended June 30, 2015, respectively, of accelerated depreciation under Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss). Also, during the second quarter of 2015, the Company recorded $1 million of severance and termination cost.

Other costs

For the three and six months ended June 30, 2015, other costs related to previous and ongoing closures include nil and $1 million, respectively of severance and termination costs related to Personal Care.

For the three and six months ended June 30, 2014, other costs related to previous and ongoing closures include nil and $1 million, respectively of severance and termination costs related to Personal Care.

At June 30, 2015, the Company’s provision for closure and restructuring costs is $3 million. This provision is comprised of severance and termination costs all related to Pulp and Paper.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the periods ended June 30, 2015 and December 31, 2014:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2014	(15)	(192)	(13)	(48)	(268)
Natural gas swap contracts	(3)	N/A	N/A	N/A	(3)
Currency options	(17)	N/A	N/A	N/A	(17)
Forward contracts	4	N/A	N/A	N/A	4
Foreign currency items	N/A	N/A	N/A	(124)	(124)
Net gain	N/A	—	—	N/A	—
Other comprehensive loss before reclassifications	(16)	—	—	(124)	(140)
Amounts reclassified from Accumulated other comprehensive loss	11	4	—	—	15
Net current period other comprehensive (loss) income	(5)	4	—	(124)	(125)
Balance at June 30, 2015	(20)	(188)	(13)	(172)	(393)

Balance at December 31, 2013	—	(210)	(7)	152	(65)
Natural gas swap contracts	4	N/A	N/A	N/A	4
Currency options	1	N/A	N/A	N/A	1
Foreign currency items	N/A	N/A	N/A	(12)	(12)
Other comprehensive loss before reclassifications	5	—	—	(12)	(7)
Amounts reclassified from Accumulated other comprehensive loss	3	5	—	—	8
Net current period other comprehensive (loss) income	8	5	—	(12)	1
Balance at June 30, 2014	8	(205)	(7)	140	(64)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	For the three months ended
	June 30, 2015	June 30, 2014
Net derivative gains (losses) on cash flow hedges
Natural gas swap contracts	5	(1)	(1)
Currency options and forwards	5	3	(1)
Total before tax	10	2
Tax expense	(4)	(1)
Net of tax	6	1

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	2	3	(2)
Tax expense	-	-
Net of tax	2	3

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	For the six months ended
	June 30, 2015	June 30, 2014
Net derivative gains (losses) on cash flow hedges
Natural gas swap contracts	9	(3)	(1)
Currency options and forwards	10	9	(1)
Total before tax	19	6
Tax expense	(8)	(3)
Net of tax	11	3

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	5	6	(2)
Tax expense	(1)	(1)
Net of tax	4	5

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).
(2)	These amounts are included in the computation of net periodic benefit cost. Refer to Note 6 “Pension plans and other post-retirement benefit plans” for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

SHAREHOLDERS’ EQUITY

On February 23, 2015 and May 5, 2015 the Company’s Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. Total dividends of approximately $26 million and $25 million, respectively, were paid on April 15, 2015 and July 15, 2015, respectively, to shareholders of record on April 2, 2015 and July 2, 2015, respectively.

On August 4, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on October 15, 2015, to shareholders of record on October 2, 2015.

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

During the first half of 2015, the Company repurchased 723,459 shares at an average price of $41.65 for a total cost of $30 million.

During the first half of 2014, the Company did not repurchase any shares under the Program.

Since the inception of the Program, the Company has repurchased 24,061,439 shares at an average price of $39.38 for a total cost of $948 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against the Company and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and the Company, in order to define and implement an action plan to address soil, sediment and groundwater issues. Working with authorities, Seaspan and the Company selected a remedial plan and applied to the Vancouver Fraser Port Authority for permitting approval. On May 14, 2015, the Vancouver Fraser Port Authority issued the permit. The Company has recorded an environmental reserve to address its estimated exposure. The possible loss in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

June 30, 2015
$
Balance at beginning of period	60
Environmental spending	(1)
Effect of foreign currency exchange rate change	(3)
Balance at end of period	56

The U.S. Environmental Protection Agency (“EPA”) and/or various state agencies have notified the Company that it may be a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under its Care and Control Program at its former wood preserving sites, and at a number of operating sites due to possible soil, sediment or groundwater contamination.

Climate change regulation

Various national and local laws and regulations have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.  The Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers located in these jurisdictions.

Conference of the Parties to the Kyoto Protocol is scheduled for December 2015.  At this time it is not possible to predict the potential impacts of future international agreements on the Company.  However the Company does not expect to be disproportionately affected compared with other pulp and paper producers.

In the United States, the U.S. EPA is utilizing existing Clean Air Act authorities to regulate GHG emissions. The EPA has proposed GHG performance standards for newly constructed, reconstructed and modified electric utilities. The EPA has also proposed “Clean Power Plan” regulations to set emission guidelines for existing electric utilities and require states to develop plans to reduce GHG emissions by making significant changes to energy resources within the state. When implemented, these regulations may increase the cost of purchased electricity in some jurisdictions.

The EPA is also developing a biogenic carbon accounting framework to account for carbon dioxide emissions from biomass fuels for Clean Air Act permitting and other regulatory purposes. The Company does not expect to be disproportionately affected by any future measures compared with other pulp and paper producers in the United States.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Government of Canada has committed to developing a sector-by-sector approach to set performance standards to reduce greenhouse gases. The pulp and paper sector is currently undergoing review. The Company does not expect its facilities to be disproportionately affected by these future measures compared with other pulp and paper producers in Canada.

The province of Quebec initiated a GHG cap-and-trade system with reduction targets becoming effective on January 1, 2013.  British Columbia imposed a carbon tax in 2008, which applies to the purchase of fossil fuels within the province. The Province of Ontario is developing a cap-and-trade system that will link with Quebec’s program and California. The Company does not expect future compliance costs for these existing and emerging programs to have a material impact on the Company’s financial position, results of operations or cash flows.

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”) or Boiler MACT

The Company is developing plans to bring facilities affected by the U.S. EPA’s Boiler MACT rule into compliance by the January 2016 regulatory deadline. The Company expects the remaining capital costs required to comply with the Boiler MACT rule to be approximately $15 million. The EPA is reconsidering a limited number of issues related to the Boiler MACT rule, and certain elements of the rule are being litigated. Since the consequences of these activities cannot be predicted, adjustments to compliance plans may be needed to accommodate any changes to the final rule.  At this time it cannot be predicted if any of these changes could affect the current capital costs for compliance and/or future operating costs.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2015, cannot be predicted with certainty, it is management’s opinion that, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2015, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2015 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

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

An analysis and reconciliation of the Company’s reportable segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2015	2014	2015	2014
	$	$	$	$
Sales
Pulp and Paper	1,110	1,160	2,256	2,328
Personal Care	216	234	434	467
Total for reportable segments	1,326	1,394	2,690	2,795
Intersegment sales	(16)	(9)	(32)	(16)
Consolidated sales	1,310	1,385	2,658	2,779

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	75	79	149	162
Personal Care	16	17	32	33
Total for reportable segments	91	96	181	195
Impairment and write-down of property, plant and equipment - Pulp and Paper	18	—	37	—
Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	109	96	218	195

Operating income (loss)[1]
Pulp and Paper	55	74	130	163
Personal Care	17	12	27	26
Corporate	(10)	(7)	(24)	(31)
Consolidated operating income	62	79	133	158
Interest expense, net	25	26	51	51
Earnings before income taxes	37	53	82	107
Income tax (benefit) expense	(1)	13	8	28
Net earnings	38	40	74	79

[1]

As a result of changes in the Company’s organization structure, the Company has changed the way it allocates certain Corporate general and administrative costs to the segments. Further, certain Corporate costs not related to segment activities, as well as the mark-to-market impact on stock-based compensation awards, will be presented on the Corporate line. As a result, the Company has revised its 2014 segment disclosures to conform to its 2015 presentation. (Previously reported numbers for Operating income (loss) for the three and six months ended June 30, 2014 are as follows; Pulp and Paper $69 million and $138 million, respectively, Personal Care: $14 million and $29 million, respectively, Corporate: $(4) million and $(9) million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17.

_________________

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2015 and December 31, 2014, the Statements of Earnings and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014 and the Statements of Cash Flows for the six months ended June 30, 2015 and 2014 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	June 30, 2015
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,079	522	(291)	1,310
Operating expenses
Cost of sales, excluding depreciation and amortization	—	916	427	(291)	1,052
Depreciation and amortization	—	65	26	—	91
Selling, general and administrative	3	39	57	—	99
Impairment and write-down of property, plant and equipment	—	18	—	—	18
Closure and restructuring costs	—	1	—	—	1
Other operating income, net	(1)	(6)	(6)	—	(13)
	2	1,033	504	(291)	1,248
Operating (loss) income	(2)	46	18	—	62
Interest expense (income), net	25	7	(7)	—	25
(Loss) earnings before income taxes	(27)	39	25	—	37
Income tax (benefit) expense	(7)	3	3	—	(1)
Share in earnings of equity accounted investees	58	22	—	(80)	—
Net earnings	38	58	22	(80)	38
Other comprehensive income	53	53	44	(97)	53
Comprehensive income	91	111	66	(177)	91

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2015
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,195	1,055	(592)	2,658
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,892	814	(592)	2,114
Depreciation and amortization	—	129	52	—	181
Selling, general and administrative	8	72	119	—	199
Impairment and write-down of property, plant and equipment	—	37	—	—	37
Closure and restructuring costs	—	1	1	—	2
Other operating loss (income), net	1	(1)	(8)	—	(8)
	9	2,130	978	(592)	2,525
Operating (loss) income	(9)	65	77	—	133
Interest expense (income), net	51	14	(14)	—	51
(Loss) earnings before income taxes	(60)	51	91	—	82
Income tax (benefit) expense	(16)	4	20	—	8
Share in earnings of equity accounted investees	118	71	—	(189)	—
Net earnings	74	118	71	(189)	74
Other comprehensive loss	(125)	(127)	(122)	249	(125)
Comprehensive loss	(51)	(9)	(51)	60	(51)

	For the three months ended
	June 30, 2014
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,091	570	(276)	1,385
Operating expenses
Cost of sales, excluding depreciation and amortization	—	916	468	(276)	1,108
Depreciation and amortization	—	65	31	—	96
Selling, general and administrative	5	42	53	—	100
Other operating loss, net	—	2	—	—	2
	5	1,025	552	(276)	1,306
Operating (loss) income	(5)	66	18	—	79
Interest expense (income), net	25	7	(6)	—	26
(Loss) earnings before income taxes	(30)	59	24	—	53
Income tax (benefit) expense	(7)	15	5	—	13
Share in earnings of equity accounted investees	63	19	—	(82)	—
Net earnings	40	63	19	(82)	40
Other comprehensive income	—	9	27	—	36
Comprehensive income	40	72	46	(82)	76

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2014
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,200	1,124	(545)	2,779
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,849	907	(545)	2,211
Depreciation and amortization	—	133	62	—	195
Selling, general and administrative	18	115	81	—	214
Closure and restructuring costs	—	1	—	—	1
Other operating loss (income), net	—	1	(1)	—	—
	18	2,099	1,049	(545)	2,621
Operating (loss) income	(18)	101	75	—	158
Interest expense (income), net	50	12	(11)	—	51
(Loss) earnings before income taxes	(68)	89	86	—	107
Income tax (benefit) expense	(17)	23	22	—	28
Share in earnings of equity accounted investees	130	64	—	(194)	—
Net earnings	79	130	64	(194)	79
Other comprehensive income (loss)	1	8	(8)	—	1
Comprehensive income	80	138	56	(194)	80

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	June 30, 2015
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	19	52	136	—	207
Receivables	—	374	266	—	640
Inventories	—	506	215	—	721
Prepaid expenses	15	9	12	—	36
Income and other taxes receivable	60	2	14	(63)	13
Intercompany accounts	1,076	4,738	20	(5,834)	—
Deferred income taxes	—	49	29	—	78
Total current assets	1,170	5,730	692	(5,897)	1,695
Property, plant and equipment, at cost	—	6,201	2,616	—	8,817
Accumulated depreciation	—	(4,140)	(1,718)	—	(5,858)
Net property, plant and equipment	—	2,061	898	—	2,959
Goodwill	—	296	250	—	546
Intangible assets, net of amortization	—	259	362	—	621
Investments in affiliates	8,007	2,095	—	(10,102)	—
Intercompany long-term advances	6	80	435	(521)	—
Other assets	31	9	132	(30)	142
Total assets	9,214	10,530	2,769	(16,550)	5,963
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	1	—	—	1
Trade and other payables	70	398	219	—	687
Intercompany accounts	4,743	1,011	80	(5,834)	—
Income and other taxes payable	7	74	18	(63)	36
Long-term debt due within one year	166	2	1	—	169
Total current liabilities	4,986	1,486	318	(5,897)	893
Long-term debt	1,168	—	10	—	1,178
Intercompany long-term loans	273	248	—	(521)	—
Deferred income taxes and other	8	614	173	(30)	765
Other liabilities and deferred credits	18	175	173	—	366
Shareholders' equity	2,761	8,007	2,095	(10,102)	2,761
Total liabilities and shareholders' equity	9,214	10,530	2,769	(16,550)	5,963

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2014
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	79	18	77	—	174
Receivables	—	370	258	—	628
Inventories	—	495	219	—	714
Prepaid expenses	11	7	7	—	25
Income and other taxes receivable	37	—	17	—	54
Intercompany accounts	977	4,613	13	(5,603)	—
Deferred income taxes	—	40	35	—	75
Total current assets	1,104	5,543	626	(5,603)	1,670
Property, plant and equipment, at cost	—	6,119	2,790	—	8,909
Accumulated depreciation	—	(3,985)	(1,793)	—	(5,778)
Net property, plant and equipment	—	2,134	997	—	3,131
Goodwill	—	296	271	—	567
Intangible assets, net of amortization	—	263	398	—	661
Investments in affiliates	8,015	2,153	—	(10,168)	—
Intercompany long-term advances	6	80	434	(520)	—
Other assets	31	11	135	(21)	156
Total assets	9,156	10,480	2,861	(16,312)	6,185
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	10	—	—	10
Trade and other payables	69	409	243	—	721
Intercompany accounts	4,582	925	96	(5,603)	—
Income and other taxes payable	2	9	15	—	26
Long-term debt due within one year	166	2	1	—	169
Total current liabilities	4,819	1,355	355	(5,603)	926
Long-term debt	1,168	2	11	—	1,181
Intercompany long-term loans	260	260	—	(520)	—
Deferred income taxes and other	—	675	156	(21)	810
Other liabilities and deferred credits	19	173	186	—	378
Shareholders' equity	2,890	8,015	2,153	(10,168)	2,890
Total liabilities and shareholders' equity	9,156	10,480	2,861	(16,312)	6,185

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2015
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	74	118	71	(189)	74
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(63)	36	13	189	175
Cash flows provided from operating activities	11	154	84	—	249
Investing activities
Additions to property, plant and equipment	—	(93)	(43)	—	(136)
Proceeds from disposals of property, plant and equipment	—	6	1	—	7
Other	—	—	9	—	9
Cash flows used for investing activities	—	(87)	(33)	—	(120)
Financing activities
Dividend payments	(50)	—	—	—	(50)
Stock repurchase	(30)	—	—	—	(30)
Net change in bank indebtedness	—	(9)	—	—	(9)
Repayment of long-term debt	—	(1)	(1)	—	(2)
Increase in long-term advances to related parties	—	(23)	—	23	—
Decrease in long-term advances to related parties	8	—	15	(23)	—
Other	1	—	—	—	1
Cash flows (used for) provided from financing activities	(71)	(33)	14	—	(90)
Net (decrease) increase in cash and cash equivalents	(60)	34	65	—	39
Impact of foreign exchange on cash	—	—	(6)	—	(6)
Cash and cash equivalents at beginning of period	79	18	77	—	174
Cash and cash equivalents at end of period	19	52	136	—	207

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2014
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	79	130	64	(194)	79
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	19	(113)	66	194	166
Cash flows provided from operating activities	98	17	130	—	245
Investing activities
Additions to property, plant and equipment	—	(71)	(30)	—	(101)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Acquisition of business, net of cash acquired	—	—	(546)	—	(546)
Cash flows used for investing activities	—	(71)	(575)	—	(646)
Financing activities
Dividend payments	(36)	—	—	—	(36)
Net change in bank indebtedness	(1)	(7)	8	—	—
Change in revolving bank credit facility	(140)	—	—	—	(140)
Proceeds from receivable securitization facilities	—	—	90	—	90
Payments on receivable securitization facilities	—	—	(84)	—	(84)
Repayment of long-term debt	—	(2)	(1)	—	(3)
Increase in long-term advances to related parties	—	47	310	(357)	—
Decrease in long-term advances to related parties	(357)	—	—	357	—
Other	3	—	1	—	4
Cash flows (used for) provided from financing activities	(531)	38	324	—	(169)
Net decrease in cash and cash equivalents	(433)	(16)	(121)	—	(570)
Cash and cash equivalents at beginning of period	439	22	194	—	655
Cash and cash equivalents at end of period	6	6	73	—	85

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18.

_________________

SUBSEQUENT EVENT

The Company has elected to redeem on August 20, 2015, (the redemption date), $55 million in aggregate principal amount of its 9.5% Notes due 2016, representing approximately 59% of the outstanding notes, and $215 million in aggregate principal amount of its 10.75% Notes due 2017, representing approximately 77% of the outstanding notes. The redemption price for the notes to be redeemed will be equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, plus a make-whole premium. The accrued interest will be paid for the period from August 1, 2015 (for the 9.5% Notes) and from June 1, 2015 (for the 10.75% Notes) up to, but excluding, the redemption date. The make-whole premiums are estimated to be approximately $41 million. The final premiums will be calculated three days prior to redemption in accordance with the terms of the indenture governing the notes.

In addition, the Company’s 7.125% notes, in the aggregate principal amount of $167 million will mature on August 15, 2015.

The above-noted redemptions and repayment of notes will be funded through a combination of cash on hand, borrowings under the Company’s credit facilities and proceeds from a new $300 million 10-year term loan agreement with a syndicate of bank lenders.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and six months ended June 30, 2015 and 2014. The three-month and six-month periods are also referred to as the second quarter and first half of 2015 and 2014. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Subsequent Event
•	Highlights for the three month and six month periods ended June 30, 2015
•	Consolidated Results of Operations and Segment Review
•	Outlook
•	Liquidity and Capital Resources

OVERVIEW

Domtar Corporation designs, manufactures, markets and distributes a wide variety of fiber-based products, including communication papers, specialty and packaging papers, and absorbent hygiene products. The foundation of our business is a network of world-class wood fiber-converting assets that produce papergrade, fluff and specialty pulp. We are the largest integrated marketer and manufacturer of uncoated freesheet paper in North America with recognized brands such as Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, EarthChoice® and Xerox® Paper and Specialty Media. Domtar is also a marketer and producer of a broad line of absorbent hygiene products marketed primarily under the Attends®, IncoPack® and Indasec® brand names.

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

SUBSEQUENT EVENT

We have elected to redeem on August 20, 2015, (the redemption date), $55 million in aggregate principal amount of our 9.5% Notes due 2016, representing approximately 59% of our outstanding notes, and $215 million in aggregate principal amount of our 10.75% Notes due 2017, representing approximately 77% of our outstanding notes. The redemption price for the notes to be redeemed will be equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, plus a make-whole premium. The accrued interest will be paid for the period from August 1, 2015 (for the 9.5% Notes) and from June 1, 2015 (for the 10.75% Notes) up to, but excluding, the redemption date. The make-whole premiums are estimated to be approximately $41 million. The final premiums will be calculated three days prior to redemption in accordance with the terms of the indenture governing the notes.

In addition, our 7.125% notes in the aggregate principal amount of $167 million will mature on August 15, 2015.

The above-noted redemptions and repayment of notes will be funded through a combination of cash on hand, borrowings under our credit facilities and proceeds from a new $300 million 10-year term loan agreement with a syndicate of bank lenders.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2015

•	Operating income and net earnings decreased by 22% and 5%, respectively from the second quarter of 2014
•

Sales decreased by 5% from the second quarter of 2014. Net average selling prices for pulp and paper were down from the second quarter of 2014.  Our manufactured paper and pulp volumes were up from the second quarter of 2014

•	Recognition of accelerated depreciation of $18 million related to our 2014 decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line
•	We repurchased $17 million of our common stock and paid $26 million in dividends
•	Gain on sale of property, plant and equipment of $14 million

HIGHLIGHTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015

•	Operating income and net earnings decreased by 16% and 6%, respectively from the first half of 2014
•

Sales decreased by 4% from the first half of 2014. Net average selling prices for pulp and paper were down from the first half of 2014.  Our manufactured paper and pulp volumes were up from the first half of 2014

•	Recognition of impairment and write-down of property, plant and equipment of $37 million related to our 2014 decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line
•	We repurchased $30 million of our common stock and paid $50 million in dividends

	Three months ended		Variance		Six months ended		Variance
FINANCIAL HIGHLIGHTS	June 30, 2015	June 30, 2014	$	%	June 30, 2015	June 30, 2014	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,310	$1,385	$(75)	-5%	$2,658	$2,779	$(121)	-4%
Operating income	62	79	(17)	-22%	133	158	(25)	-16%
Net earnings	38	40	(2)	-5%	74	79	(5)	-6%
Net earnings per common share (in dollars)[1]:
Basic	$0.60	$0.62	$(0.02)	-3%	$1.16	$1.22	$(0.06)	-5%
Diluted	$0.60	$0.61	$(0.01)	-2%	$1.16	$1.22	$(0.06)	-5%

					At June 30, 2015	At December 31, 2014
Total assets					$5,963	$6,185
Total long-term debt, including current portion					$1,347	$1,350

[1]	See Note 5 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our second quarter and first half of 2015 and 2014 net sales, operating income (loss) and other information relevant to the understanding of our results of operations.

Analysis of Net Sales
By Business Segment	Three months ended		Variance		Six months ended		Variance
	June 30, 2015	June 30, 2014	$	%	June 30, 2015	June 30, 2014	$	%
Pulp and Paper	$1,110	$1,160	(50)	-4%	$2,256	$2,328	(72)	-3%
Personal Care	216	234	(18)	-8%	434	467	(33)	-7%
Total for reportable segments	1,326	1,394	(68)	-5%	2,690	2,795	(105)	-4%
Intersegment sales	(16)	(9)	(7)		(32)	(16)	(16)
Consolidated	1,310	1,385	(75)	-5%	2,658	2,779	(121)	-4%

Shipments
Paper - manufactured (in thousands of ST)	783	779	4	1%	1,587	1,583	4	-%
Communication Papers	653	647	6	1%	1,322	1,325	(3)	-%
Specialty and Packaging	130	132	(2)	-2%	265	258	7	3%
Paper - sourced from third parties (in thousands of ST)	29	42	(13)	-31%	64	92	(28)	-30%
Paper - total (in thousands of ST)	812	821	(9)	-1%	1,651	1,675	(24)	-1%
Pulp (in thousands of ADMT)	370	354	16	5%	745	682	63	9%

Analysis of Changes in Net Sales
	Second quarter of 2015 vs. Second quarter of 2014				First half of 2015 vs. First half of 2014
	% Change in Net Sales due to				% Change in Net Sales due to
	Net Price	Volume / Mix	Currency	Total	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	-4%	-1%	-%	-5%	-4%	-%	-%	-4%
Personal Care	-1%	3%	-10%	-8%	-%	3%	-10%	-7%
Consolidated sales	-3%	-%	-2%	-5%	-3%	-%	-1%	-4%

Analysis of Operating Income (Loss)
By Business Segment	Three months ended		Variance		Six months ended		Variance
	June 30, 2015	June 30, 2014	$	%	June 30, 2015	June 30, 2014	$	%
Operating income (loss)
Pulp and Paper	55	74	(19)	-26%	130	163	(33)	-20%
Personal Care	17	12	5	42%	27	26	1	4%
Corporate	(10)	(7)	(3)	-43%	(24)	(31)	7	23%
Consolidated operating income (loss)	62	79	(17)	-22%	133	158	(25)	-16%

Second quarter of 2015 vs. Second quarter of 2014

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating expenses (b)		Currency, net of hedging	Depreciation/ impairment (c)	Restructuring (d)	Other Income/ expense (e)	Total
Pulp and Paper	12	(51)	6	(6)		21	(16)	(1)	16	(19)
Personal Care	1	(1)	9	1		(4)	(1)	—	—	5
Corporate	—	—	—	(4)	(f)	1	—	—	—	(3)
Consolidated operating income (loss)	13	(52)	15	(9)		18	(17)	(1)	16	(17)

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

In the second quarter of 2015, we recorded $18 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill. In the second quarter of 2014, we did not record any impairment charges. Depreciation charges were lower by $1 million in the second quarter of 2015, excluding foreign exchange impact.

(d)	In the second quarter of 2015, restructuring relates to the conversion at Ashdown described above ($1 million). No restructuring charges in the second quarter of 2014.

(e)

Second quarter of 2015 operating expenses / income includes:	Second quarter of 2014 operating expenses / income includes:
- Gain on sale of property, plant and equipment ($14 million)	- Foreign exchange loss on working capital items ($2 million)
- Other expense ($1 million)

(f)	Increase in the mark-to-market impact on stock-based compensation.

Commentary – Second quarter of 2015 compared to Second quarter of 2014

Consolidated Sales

Sales in the second quarter of 2015 amounted to $1,310 million, a decrease of $75 million or approximately 5%, from sales in the second quarter of 2014. This decrease in sales was primarily due to a lower net prices of approximately 3%, while foreign exchange was unfavorable by approximately 2%, mostly due to the fluctuation between the U.S. dollar and the Euro. Sales volumes were flat compared to in the second quarter of 2014.

Consolidated Operating Income – Refer to segment analysis.

Interest Expense, net

We incurred $25 million of net interest expense in the second quarter of 2015, a decrease of $1 million compared to net interest expense of $26 million in the second quarter of 2014.

Income Taxes

In the second quarter of 2015, our income tax benefit was $1 million, consisting of a current income tax expense of $16 million and a deferred income tax benefit of $17 million. This compares to an income tax expense of $13 million in the second quarter of 2014, consisting of a current income tax expense of $19 million and a deferred income tax benefit of $6 million. We made income tax payments, net of refunds, of $25 million during the second quarter of 2015. Our effective tax rate was (3)% compared with an effective tax rate of 25% in the second quarter of 2014. The effective tax rate for the second quarter of 2015 was impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, by the favorable tax treatment of certain gains on property dispositions and by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction.

First half of 2015 vs. First half of 2014

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating expenses (b)		Currency, net of hedging	Depreciation/ impairment (c)	Restructuring (d)	Other Income/ expense (e)	Total
Pulp and Paper	13	(81)	24	(15)		47	(28)	(1)	8	(33)
Personal Care	4	(3)	13	(3)		(7)	(2)	—	(1)	1
Corporate	—	—	—	5	(f)	1	—	—	1	7
Consolidated operating income (loss)	17	(84)	37	(13)		41	(30)	(1)	8	(25)

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

In the first half of 2015, we recorded $37 million of accelerated depreciation mostly related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill. In the first half of 2014, we did not record any impairment charges. Depreciation charges were lower by $7 million in the first half of 2015, excluding foreign exchange impact.

(d)	In the first half of 2015, restructuring relates to the conversion at Ashdown described above ($1 million). There was $1 million of restructuring charges in the first half of 2014.

(e)

First half of 2015 operating expenses / income includes:	First half of 2014 operating expenses / income includes:
- Gain on sale of property, plant and equipment ($15 million) - Bad debt expense ($5 million) - Other expense ($1 million)	- Foreign exchange gain on working capital items ($1 million) - Other expense ($1 million)
(f)	Lower merger and acquisition costs and other recurring SG&A expenses. Partially offset by an increase in stock-based compensation due to the mark-to-market impact.

Commentary – First half of 2015 compared to First half of 2014

Consolidated Sales

Sales for the first half of 2015 amounted to $2,658 million, a decrease of $121 million, or approximately 4%, from sales in the first half of 2014. This decrease in sales was primarily due to lower net prices of approximately 3%, while foreign exchange was unfavorable by approximately 1%, mostly due to the fluctuation between the U.S. dollar and the Euro. Sales volume was flat compared to the first half of 2014.

Consolidated Operating Income – Refer to segment analysis.

Interest Expense, net

We incurred $51 million of net interest expense in the first half of 2015 which is flat compared to net interest expense of $51 million in the first half of 2014.

Income Taxes

For the first half of 2015, our income tax expense amounted to $8 million, consisting of a current tax expense of $40 million and a deferred tax benefit of $32 million. This compares to an income tax expense of $28 million in the first half of 2014, consisting of a current tax expense of $34 million and a deferred tax benefit of $6 million. We made income tax payments, net of refunds, of $2 million during the first half of 2015. Our effective tax rate was 10% compared to an effective tax rate of 26% in the first half of 2014. The effective tax rate for the first half of 2015 was impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, by the favorable tax treatment of certain gains on property dispositions and by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction.

Pulp and Paper segment

Sales in our Pulp and Paper segment decreased by $50 million, or 4% when compared to sales in the second quarter of 2014. This decrease in sales is mostly due to a 4% decrease in net average selling prices. This was partially offset by an increase in our manufactured paper and pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $55 million in the second quarter of 2015, a decrease of $19 million, when compared to operating income of $74 million in the second quarter of 2014. Our results were negatively impacted by lower average selling prices, higher accelerated depreciation and higher fiber costs, partially offset by favorable currency rate, the gain on sale of properties in the second quarter of 2015 and lower energy and chemicals costs.

Sales in the first half of 2015 in our Pulp and Paper segment decreased by $72 million, or 3% when compared to sales in the first half of 2014. This decrease in sales is mostly due to a 4% decrease in net average selling prices, partially offset by an increase in our manufactured paper and pulp sales volumes.

Operating income in the first half of 2015 in our Pulp and Paper segment amounted to $130 million, a decrease of $33 million, when compared to operating income of $163 million in the first half of 2014. Our results were negatively impacted by lower average selling prices, higher accelerated depreciation and higher fiber costs partially offset by favorable currency rate, lower energy and chemicals costs mostly related to extreme cold weather in the first half of 2014 and the gain on sale from property, plant and equipment in the second quarter of 2015.

Personal Care segment

Sales in our Personal Care segment decreased by $18 million, or 8% when compared to sales in the second quarter of 2014. This decrease in sales is mainly due to unfavorable foreign exchange of approximately 10%, mostly due to the fluctuation between the U.S. dollar and the Euro and a 1% decrease in our net selling prices. These decreases were partially offset by higher sales volume of 3%.

Operating income increased by $5 million or 42% in the second quarter of 2015 compared to the second quarter of 2014. Our results were positively impacted by favorable input costs and insourcing initiatives. This was partially offset by unfavorable foreign exchange between the U.S. dollar and the Euro.

Sales in our Personal Care segment decreased by $33 million, or 7% when compared to sales in the first half of 2014. This decrease in sales is mainly due to unfavorable foreign exchange of approximately 10%, mostly due to the fluctuation between the U.S. dollar and the Euro, partially offset by higher sales volume and a favorable mix of 3%. Net selling prices were flat when compared to the first half of 2014.

Operating income increased by $1 million or 4% in the first half of 2015 compared to the first half of 2014. Our results were positively impacted by favorable input costs and insourcing initiatives. This was partially offset by unfavorable foreign exchange between the U.S. dollar and the Euro and higher SG&A costs.

OUTLOOK

Looking into the second half of 2015, Domtar paper shipments are expected to trend with market demand and should benefit from lower import volumes in North America. We expect some short-term pricing volatility in pulp as normal seasonal factors in certain markets take hold. Inflation on input costs is expected to be relatively flat; fiber costs will remain high in certain markets but are not expected to increase further, while energy costs should remain favorable. Personal Care is expected to benefit from further cost savings and market growth but the segment will be impacted by some seasonality in the third quarter.

STOCK-BASED COMPENSATION EXPENSE

For the first half of 2015, stock-based compensation expense recognized in our results of operations was $9 million for all outstanding awards which includes the mark-to-market expense related to the liability awards ($1 million). This compares to stock-based compensation expense of $5 million for all outstanding awards which includes the mark-to-market recovery related to the liability awards ($3 million) in the first half of 2014. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

Our ability to make payments on the requirements mentioned above will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit and receivable securitization facilities and debt indentures impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Cash flows provided from operating activities totaled $249 million in the first half of 2015, a $4 million increase compared to cash flows provided from operating activities of $245 million in the first half of 2014. This increase in cash flows provided from operating activities is primarily due to a decrease in working capital requirements in the first half of 2015 when compared to the first half of 2014. We received cash of $34 million in the first quarter 2014 due to the impact of the Spanish government supplier payment plan on past due receivables and received income tax refunds, net of payments of $2 million in the first half of 2015.

Investing Activities

Cash flows used for investing activities in the first half of 2015 amounted to $120 million, a $526 million decrease compared to cash flows used for investing activities of $646 million in the first half of 2014.

The use of cash in the first half of 2015 was attributable to additions to property, plant and equipment of $136 million. The use of cash was partially offset by the proceeds from the disposal of assets, totaling $7 million. During the quarter, we sold $9 million of Asset-backed notes. On July 3, 2015, we received proceeds of $26 million (CDN $32 million) from the sale of Gatineau assets.

The use of cash in the first half of 2014 was attributable to the acquisition of Indas of $546 million (€399 million) and additions to property, plant and equipment of $101 million.

Our capital expenditures for 2015 are expected to be approximately between $310 million and $330 million.

Financing Activities

Cash flows used for financing activities totaled $90 million in the first half of 2015 compared to cash flows used for financing activities of $169 million in the first half of 2014.

The use of cash in the first half of 2015 was primarily the result of dividend payments ($50 million), the repurchase of our common stock ($30 million) and a net repayment of our bank indebtedness ($9 million). In addition, we repaid $2 million of capital leases relating to land and buildings in the first half of 2015.

The use of cash in the first half of 2014 was primarily the result of a net repayment of our revolving bank credit facility and other borrowings ($134 million) and dividend payments ($36 million). In addition, we repaid $3 million of capital leases relating to land and buildings in the first half of 2014.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,141 million as of June 30, 2015 compared to $1,186  million as of December 31, 2014.

Notes Redemption

We have elected to redeem on August 20, 2015, (the redemption date), $55 million in aggregate principal amount of our 9.5% Notes due 2016, representing approximately 59% of our outstanding notes, and $215 million in aggregate principal amount of our 10.75% Notes due 2017, representing approximately 77% of our outstanding notes. The redemption price for the notes to be redeemed will be equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, plus a make-whole premium. The accrued interest will be paid for the period from August 1, 2015 (for the 9.5% Notes) and from June 1, 2015 (for the 10.75% Notes) up to, but excluding, the redemption date. The make-whole premiums are estimated to be approximately $41 million. The final premiums will be calculated three days prior to redemption in accordance with the terms of the indenture governing the notes.

In addition, our 7.125% notes in the aggregate principal amount of $167 million will mature on August 15, 2015.

The above-noted redemptions and repayment of notes will be funded through a combination of cash on hand, borrowings under our credit facilities and proceeds from a new $300 million 10-year term loan agreement with a syndicate of bank lenders.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At June 30, 2015, we were in compliance with our covenants, and no amounts were borrowed (June 30, 2014 – $20 million). At June 30, 2015, we had no outstanding letters of credit under this credit facility (June 30, 2014 – nil). We had $600 million available under our contractually committed credit facility at June 30, 2015.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2016, with a current utilization limit for borrowings or letters of credit of $104 million at June 30, 2015.

At June 30, 2015, we had no borrowings and $47 million of letters of credit under the program (June 30, 2014 – $40 million and $47 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At June 30, 2015, we had $57 million available under the accounts receivable securitization facility.

Common Stock

On February 23, 2015, our Board of Directors approved an increase in the quarterly dividend on our common stock from $0.375 to $0.40 per share. This is equivalent to an increase of 7%. The next quarterly dividend of $0.40 per share is to be paid on October 15, 2015 to shareholders of record on October 2, 2015. The Board of Directors also authorized an increase of $300 million to our share buyback program. This is in addition to our prior $1 billion repurchase authorization. As of June 30, 2015, approximately $352 million remained available.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2015, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2015, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 “Recent Accounting Pronouncements,” of the financial statements in this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2015, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 “Commitments and Contingencies” of the financial statements in this Quarterly Report on Form 10-Q for the discussion regarding legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended June 30, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
April 1 through April 30, 2015	—	$—	—	$369,165
May 1 through May 31, 2015	259,624	$44.06	259,624	$357,726
June 1 through June 30, 2015	122,991	$43.37	122,991	$352,392
	382,615	$43.84	382,615

(1)During the second quarter of 2015, we repurchased 382,615 shares at an average price of $43.84 per share, for a total cost of $17 million under our stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011, December 2011 and February 2015. We currently have $352 million of remaining availability under our Program, including an increase of $300 million approved by the Board of Directors in February 2015. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. During July 2015, we repurchased 487,473 shares at an average price of $41.03 per share for a total cost of $20 million.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit 10.1

Term Loan Credit Agreement, dated as of July 20, 2015, among Domtar Paper Company, LLC, Domtar Corporation, the lenders from time to time parties to this agreement, and Cobank, ACB, as Administrative Agent

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

Date: August 6, 2015

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary