Form 10-Q
period 2015-09-30
Domtar CORP
filed 2015-11-06
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

At October 30, 2015, 62,849,936 shares of the issuer’s voting common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	(Unaudited)
	$	$	$	$
Sales	1,292	1,405	3,950	4,184
Operating expenses
Cost of sales, excluding depreciation and amortization	1,026	1,105	3,140	3,316
Depreciation and amortization	89	96	270	291
Selling, general and administrative	95	99	294	313
Impairment and write-down of property, plant and equipment (NOTE 12)	20	—	57	—
Closure and restructuring costs (NOTE 12)	1	2	3	3
Other operating income, net (NOTE 7)	—	(17)	(8)	(17)
	1,231	1,285	3,756	3,906
Operating income	61	120	194	278
Interest expense, net	64	25	115	76
(Loss) earnings before income taxes	(3)	95	79	202
Income tax benefit	(14)	(186)	(6)	(158)
Net earnings	11	281	85	360
Per common share (in dollars) (NOTE 5)
Net earnings
Basic	0.17	4.34	1.34	5.55
Diluted	0.17	4.33	1.34	5.54
Weighted average number of common shares outstanding (millions)
Basic	62.9	64.8	63.4	64.9
Diluted	63.0	64.9	63.5	65.0
Cash dividends per common share	0.40	0.28	1.18	0.55

Net earnings	11	281	85	360
Other comprehensive income (loss) (NOTE 14):
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(13) and $(24), respectively (2014 - $(7) and $(4), respectively)	(19)	(10)	(35)	(5)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(5) and $(13), respectively (2014 - nil and $(3), respectively)	7	2	18	5
Foreign currency translation adjustments	(58)	(118)	(182)	(130)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $1 and $(2), respectively (2014 - $1 and $(1), respectively)	1	(1)	5	4
Other comprehensive loss	(69)	(127)	(194)	(126)
Comprehensive (loss) income	(58)	154	(109)	234

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2015	2014
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	128	174
Receivables, less allowances of $10 and $6	617	628
Inventories (NOTE 9)	751	714
Prepaid expenses	25	25
Income and other taxes receivable	17	54
Deferred income taxes	82	75
Total current assets	1,620	1,670
Property, plant and equipment, at cost	8,714	8,909
Accumulated depreciation	(5,842)	(5,778)
Net property, plant and equipment	2,872	3,131
Goodwill (NOTE 10)	546	567
Intangible assets, net of amortization (NOTE 11)	616	661
Other assets	135	156
Total assets	5,789	6,185
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	1	10
Trade and other payables	721	721
Income and other taxes payable	23	26
Long-term debt due within one year	42	169
Total current liabilities	787	926
Long-term debt	1,245	1,181
Deferred income taxes and other	744	810
Other liabilities and deferred credits	354	378
Commitments and contingencies (NOTE 16)
Shareholders' equity
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 shares	1	1
Treasury stock (NOTE 15) $0.01 par value; 2,153,170 and 991,017 shares	—	—
Additional paid-in capital	1,966	2,012
Retained earnings	1,154	1,145
Accumulated other comprehensive loss	(462)	(268)
Total shareholders' equity	2,659	2,890
Total liabilities and shareholders' equity	5,789	6,185

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2014	64.0	1	2,012	1,145	(268)	2,890
Stock-based compensation, net of tax	—	—	4	—	—	4
Net earnings	—	—	—	85	—	85
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(24)	—	—	—	—	(35)	(35)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(13)	—	—	—	—	18	18
Foreign currency translation adjustments	—	—	—	—	(182)	(182)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	5	5
Stock repurchase	(1.2)	—	(50)	—	—	(50)
Cash dividends declared	—	—	—	(76)	—	(76)
Balance at September 30, 2015	62.8	1	1,966	1,154	(462)	2,659

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2015	September 30, 2014
	(Unaudited)
	$	$
Operating activities
Net earnings	85	360
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	270	291
Deferred income taxes and tax uncertainties	(50)	(202)
Impairment and write-down of property, plant and equipment	57	—
Net gains on disposal of property, plant and equipment	(15)	—
Stock-based compensation expense	5	3
Other	4	1
Changes in assets and liabilities, excluding the effects of acquisition of business
Receivables	(11)	21
Inventories	(70)	(22)
Prepaid expenses	(3)	(4)
Trade and other payables	8	(22)
Income and other taxes	30	22
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	2	—
Other assets and other liabilities	4	—
Cash flows provided from operating activities	316	448
Investing activities
Additions to property, plant and equipment	(202)	(157)
Proceeds from disposals of property, plant and equipment and sale of business	35	1
Acquisition of business, net of cash acquired	—	(546)
Other	9	5
Cash flows used for investing activities	(158)	(697)
Financing activities
Dividend payments	(75)	(60)
Stock repurchase	(50)	(19)
Net change in bank indebtedness	(9)	(13)
Change in revolving bank credit facility	75	(160)
Proceeds from receivables securitization facilities	—	90
Payments on receivables securitization facilities	—	(108)
Issuance of long-term debt	300	—
Repayment of long-term debt	(439)	(4)
Other	1	4
Cash flows used for financing activities	(197)	(270)
Net decrease in cash and cash equivalents	(39)	(519)
Impact of foreign exchange on cash	(7)	(2)
Cash and cash equivalents at beginning of period	174	655
Cash and cash equivalents at end of period	128	134
Supplemental cash flow information
Net cash payments for:
Interest (including $40 million of redemption premiums in 2015)	121	70
Income taxes paid, net	16	32

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

In August 2015, the FASB issued ASU 2015-14, which defers by one year ASU 2014-09’s effective date. The amendment will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early adoption is permitted only for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating these changes to determine whether they have an impact on the presentation of the consolidated financial statements.

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

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2015, one of Domtar’s Pulp and Paper segment customers located in the United States represented 14% ($85 million) (2014 – 10% ($64 million)) of the Company’s receivables.

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

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, bank indebtedness, bank credit facility and long-term debt. The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby it agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. In December 2014, the Company entered into a $100 million notional 2.5 year fixed to floating interest rate swap to receive fixed (1.0225%) and pay the 3 month LIBOR. This swap was designated as a fair value hedge for a portion of its 10.75% notes due June 2017. The changes in fair value of both the hedging and the hedged item were immediately recognized in interest expense. Gains (losses) related to the ineffectiveness portion of the hedges were not material for this reporting period. In August 2015, the Company terminated this swap simultaneously with the redemption of $215 million of its 10.75% notes, with no significant impact on net earnings.

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 27 months.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2015 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts		Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural Gas
2015 (1)	2,490,000	MMBTU (2)	$10	56%
2016	9,300,000	MMBTU (2)	$37	45%
2017	3,015,000	MMBTU (2)	$12	15%

(1)	Represents the remaining three months of 2015
(2)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of September 30, 2015. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 resulting from hedge ineffectiveness (three and nine months ended September 30, 2014 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by its Canadian subsidiary over the next 24 months. Derivatives are used to hedge forecasted sales by its US subsidiaries in Euros over the next 15 months and British pounds over the next three months. Derivatives are also used to hedge forecasted sales in British pounds and Norwegian krone and forecasted purchases of Swedish krona over the next 12 months and forecasted purchases in US dollars over the next 15 months by its European subsidiaries. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant contracts pursuant to currency options outstanding as of September 30, 2015 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Protection rate	Obligation rate
		2015
CDN/USD	Pulp and Paper		100 CDN	52%	1 USD = 1.1200	1 USD = 1.1666
USD/Euro	Personal Care		15 USD	74%	1 Euro = 1.2571	1 Euro = 1.2571
Euro/USD	Pulp and Paper		11 EUR	75%	1 Euro = 1.1594	1 Euro = 1.1594
		2016
CDN/USD	Pulp and Paper		350 CDN	45%	1 USD = 1.1635	1 USD = 1.2108
USD/Euro	Personal Care		54 USD	75%	1 Euro = 1.0851	1 Euro = 1.1724
Euro/USD	Pulp and Paper		15 EUR	25%	1 Euro = 1.1629	1 Euro = 1.1629
		2017
CDN/USD	Pulp and Paper		135 CDN	17%	1 USD = 1.2268	1 USD = 1.2912

The foreign exchange derivative contracts were fully effective as of September 30, 2015. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 resulting from hedge ineffectiveness (three and nine months ended September 30, 2014 - nil).

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

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at September 30, 2015 and December 31, 2014, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated under the Derivatives and Hedging Topic of FASB ASC:
Asset derivatives
Currency derivatives	5	—	5	—	(a)	Prepaid expenses
Currency derivatives	2	—	2	—	(a)	Other assets
Total Assets	7	—	7	—

Liabilities derivatives
Currency derivatives	37	—	37	—	(a)	Trade and other payables
Currency derivatives	12	—	12	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	12	—	12	—	(a)	Trade and other payables
Natural gas swap contracts	5	—	5	—	(a)	Other liabilities and deferred credits
Total Liabilities	66	—	66	—

Other Instruments:
Asset backed notes ("ABN")	1	—	—	1	(b)	Other assets
Long-term debt	1,301	—	1,301	—	(c)	Long-term debt

The cumulative loss recorded in Other comprehensive loss relating to natural gas contracts of $17 million at September 30, 2015, will be recognized in Cost of sales upon maturity of the derivatives over the next 27 months at the then prevailing values, which may be different from those at September 30, 2015.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The cumulative loss recorded in Other comprehensive loss relating to currency options and forwards hedging forecasted purchases of $42 million at September 30, 2015, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 24 months at the then prevailing values, which may be different from those at September 30, 2015.

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

(c)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. In accordance with US GAAP, the Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,287 million and $1,350 million at September 30, 2015 and December 31, 2014, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net earnings	$11	$281	$85	$360
Weighted average number of common shares outstanding (millions)	62.9	64.8	63.4	64.9
Effect of dilutive securities (millions)	0.1	0.1	0.1	0.1
Weighted average number of diluted common shares outstanding (millions)	63.0	64.9	63.5	65.0

Basic net earnings per common share (in dollars)	$0.17	$4.34	$1.34	$5.55
Diluted net earnings per common share (in dollars)	$0.17	$4.33	$1.34	$5.54

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Options	110,219	399,059	137,191	263,012

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and two Canadian multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2015, the related pension expense was $9 million and $24 million, respectively (2014 - $7 million and $22 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2015		September 30, 2015
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	—	27	2
Interest expense	16	1	49	3
Expected return on plan assets	(23)	—	(70)	—
Amortization of net actuarial loss	1	—	5	—
Amortization of prior year service costs	1	—	2	—
Net periodic benefit cost	4	1	13	5

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2014		September 30, 2014
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	1	27	2
Interest expense	20	—	60	3
Expected return on plan assets	(27)	—	(79)	—
Amortization of net actuarial loss	2	—	7	—
Amortization of prior year service costs	2	—	3	—
Net periodic benefit cost	6	1	18	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The Company contributed $5 million and $11 million for the three and nine months ended September 30, 2015, respectively (2014 – nil and $19 million, respectively) to the pension plans. The Company also contributed $1 million and $4 million for the three and nine months ended September 30, 2015, respectively (2014 - $1 million and $4 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

OTHER OPERATING INCOME, NET

Other operating income, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating income, net includes the following:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	$	$	$	$
Alternative fuel tax credits	—	(18)	—	(18)
Gain on sale of property, plant and equipment(1)	—	—	(15)	—
Bad debt expense	(1)	—	4	—
Environmental provision	4	1	4	1
Foreign exchange (gain) loss	(3)	1	(3)	—
Other	—	(1)	2	—
Other operating income, net	—	(17)	(8)	(17)

(1)

Effective June 23, 2015, Domtar finalized the previously announced sale of its Gatineau properties. Payment of $26 million (CDN $32 million) was received on July 3, 2015. As a result, the Company recorded a gain on sale of property, plant and equipment of $10 million (CDN $12 million) in the second quarter of 2015.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INCOME TAXES

In the third quarter of 2015, the Company’s income tax benefit was $14 million, consisting of a current income tax expense of $4 million and a deferred income tax benefit of $18 million. This compares to an income tax benefit of $186 million in the third quarter of 2014, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $196 million. The Company made income tax payments, net of refunds, of $14 million during the third quarter of 2015. The effective tax rate was 467 % compared with an effective tax rate of -196% in the third quarter of 2014. The effective tax rates for both the third quarter of 2015 and the third quarter of 2014 were impacted by the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of the Company’s 2014 and 2013 income tax returns, respectively. Additionally, the effective tax rate for the third quarter of 2015 was impacted by enacted law changes in several U.S. states and by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction. Also, for the third quarter of 2014, the effective tax rate was impacted by the recognition of previously unrecognized tax benefits of approximately $204 million as a result of the closure of U.S. federal tax audits for tax years 2009 through 2011, as well as the impact of recognizing $18 million of Alternative Fuel Tax Credits (“AFTC”) income in the third quarter of 2014 with no related tax expense.

For the nine months of 2015, the Company’s income tax benefit amounted to $6 million, consisting of a current tax expense of $44 million and a deferred tax benefit of $50 million. This compares to an income tax benefit of $158 million in the first nine months of 2014, consisting of a current income tax expense of $44 million and a deferred tax benefit of $202 million. The Company made income tax payments, net of refunds, of $16 million during the first nine months of 2015. The Company’s effective tax rate was negative in the first nine months of both 2015 and 2014. The effective tax rate for the first nine months of 2015 was impacted by the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of the Company’s 2014 tax returns, by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, and by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction. The effective tax rate for the first nine months of 2014 was impacted by the recognition of previously unrecognized tax benefits of approximately $204 million as a result of the closure of U.S. federal tax audits for tax years 2009 through 2011, as well as the impact of recognizing $18 million of AFTC income with no related tax expense.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2015	2014
	$	$
Work in process and finished goods	416	395
Raw materials	138	123
Operating and maintenance supplies	197	196
	751	714

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

September 30, 2015
$
Balance at December 31, 2014	567
Effect of foreign currency exchange rate change	(21)
Balance at end of period	546

The goodwill at September 30, 2015 is entirely related to the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		September 30,			December 31,
		2015			2014
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Intangible assets subject to amortization
Water rights	40	7	(1)	6	8	(1)	7
Customer relationships	10 - 40	358	(42)	316	374	(32)	342
Technology	7 - 20	8	(2)	6	8	(2)	6
Non-Compete	9	1	-	1	1	—	1
License rights	12	28	(5)	23	29	(4)	25
		402	(50)	352	420	(39)	381
Intangible assets not subject to amortization
Trade names		220	-	220	233	—	233
License rights		6	-	6	6	—	6
Catalog rights		38	-	38	41	—	41
Total		666	(50)	616	700	(39)	661

Amortization expense related to intangible assets for the three and nine months ended September 30, 2015 was $5 million and $14 million, respectively (2014 – $5 million and $16 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2015	2016	2017	2018	2019
	$	$	$	$	$
Amortization expense related to intangible assets	19	19	19	19	18

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

As a result of the Company’s previous withdrawal from its U.S. multiemployer plans, the total provision for the withdrawal liabilities is $59 million at September 30, 2015. Of the $59 million provision, $9 million is subject to limited measurement uncertainty as the Company remains exposed to potential additional withdrawal liabilities to the fund in the event of a mass withdrawal occurring before the end of 2015.

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

The aggregate pre-tax earnings charge in connection with this conversion is estimated to be $120 million which includes an estimated $117 million in non-cash charges relating to accelerated depreciation of the carrying amounts of the manufacturing equipment as well as the write-off of related spare parts. Of the estimated pre-tax charge of $120 million, $3 million relates to estimated cash severance, employee benefits and training. Of the estimated total pre-tax charge of $120 million, $113 million is expected to be incurred during 2015 and 2016. As a result of the 2014 fourth quarter decision to convert a paper machine to a fluff pulp line at its Ashdown, Arkansas mill, the Company recorded $20 million and $57 million for the three and nine months ended September 30, 2015, respectively, of accelerated depreciation under Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive (Loss) Income. For the three and nine months ended September 30, 2015, the Company recorded $1 million and $2 million, respectively of severance and termination cost.

Other costs

For the three and nine months ended September 30, 2015, other costs related to previous and ongoing closures include nil and $1 million, respectively of severance and termination costs related to Personal Care.

For the three and nine months ended September 30, 2014, other costs related to previous and ongoing closures include $2 and $2 million, respectively of severance and termination costs related to Pulp and Paper and nil and $1 million respectively of severance and termination costs related to Personal Care.

At September 30, 2015, the Company’s provision for closure and restructuring costs is $3 million. This provision is comprised of severance and termination costs all related to Pulp and Paper.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

LONG-TERM DEBT

The Company redeemed on August 20, 2015, (the redemption date), $55 million in aggregate principal amount of its 9.5% Notes due 2016, representing approximately 59% of the outstanding notes, and $215 million in aggregate principal amount of its 10.75% Notes due 2017, representing approximately 77% of the outstanding notes. The redemption price for the notes was equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, plus a make-whole premium. Debt refinancing costs of $42 million were incurred in the third quarter of 2015.

In addition, the Company’s 7.125% notes, in the aggregate principal amount of $167 million matured on August 15, 2015.

The above-noted redemptions and repayment of notes were funded through a combination of cash on hand, borrowings under the Company’s credit facilities and proceeds from a new $300 million 10-year term loan agreement with a syndicate of bank lenders.

TERM LOAN

On July 20, 2015, a wholly owned subsidiary of Domtar entered into a $300 million Term Loan Agreement that matures on July 20, 2025. The facility was fully drawn down on August 19, 2015.

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%.

The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1.

All borrowings under the Term Loan are unsecured. The Company and certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Term Loan Agreement.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the nine months ended September 30, 2015 and 2014:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2014	(15)	(192)	(13)	(48)	(268)
Natural gas swap contracts	(6)	N/A	N/A	N/A	(6)
Currency options	(33)	N/A	N/A	N/A	(33)
Forward contracts	4	N/A	N/A	N/A	4
Foreign currency items	N/A	N/A	N/A	(182)	(182)
Net gain	N/A	—	—	N/A	—
Other comprehensive loss before reclassifications	(35)	—	—	(182)	(217)
Amounts reclassified from Accumulated other comprehensive loss	18	5	—	—	23
Net current period other comprehensive (loss) income	(17)	5	—	(182)	(194)
Balance at September 30, 2015	(32)	(187)	(13)	(230)	(462)

Balance at December 31, 2013	—	(210)	(7)	152	(65)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	(7)	N/A	N/A	N/A	(7)
Forward contracts	1	N/A	N/A	N/A	1
Foreign currency items	N/A	N/A	N/A	(130)	(130)
Remeasurement of pension plan obligation	N/A	(3)	N/A	N/A	(3)
Other comprehensive loss before reclassifications	(5)	(3)	—	(130)	(138)
Amounts reclassified from Accumulated other comprehensive loss	5	7	—	—	12
Net current period other comprehensive income (loss)	—	4	—	(130)	(126)
Balance at September 30, 2014	—	(206)	(7)	22	(191)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	For the three months ended
	September 30, 2015	September 30, 2014
Net derivative gains on cash flow hedges
Natural gas swap contracts	2	—	(1)
Currency options and forwards	10	2	(1)
Total before tax	12	2
Tax expense	(5)	—
Net of tax	7	2

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	2	4	(2)
Tax expense	(1)	(2)
Net of tax	1	2

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	For the nine months ended
	September 30, 2015	September 30, 2014
Net derivative gains (losses) on cash flow hedges
Natural gas swap contracts	11	(3)	(1)
Currency options and forwards	20	11	(1)
Total before tax	31	8
Tax expense	(13)	(3)
Net of tax	18	5

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	7	10	(2)
Tax expense	(2)	(3)
Net of tax	5	7

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive (Loss) Income.
(2)	These amounts are included in the computation of net periodic benefit cost. Refer to Note 6 “Pension plans and other post-retirement benefit plans” for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SHAREHOLDERS’ EQUITY

On February 23, 2015, May 5, 2015 and August 4, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. Total dividends of approximately $26 million, $25 million and $25 million, respectively, were paid on April 15, 2015, July 15, 2015 and October 15, 2015, respectively, to shareholders of record on April 2, 2015, July 2, 2015 and October 2, 2015, respectively.

On November 3, 2015, the Company’s Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on January 15, 2016, to shareholders of record on January 4, 2016.

STOCK REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a stock repurchase program (“the Program”) of up to $1.3 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of stock options, awards, and to improve shareholders’ returns.

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

During the first nine months of 2015, the Company repurchased 1,210,932 shares at an average price of $41.40 for a total cost of $50 million.

During the first nine months of 2014, the Company repurchased 530,780 shares at an average price of $36.62 for a total cost of $19 million.

Since the inception of the Program, the Company has repurchased 24,548,912 shares at an average price of $39.42 for a total cost of $968 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against the Company and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and the Company, in order to define and implement an action plan to address soil, sediment and groundwater issues. Working with authorities, Seaspan and the Company selected a remedial plan and applied to the Vancouver Fraser Port Authority for permitting approval. On May 14, 2015, the Vancouver Fraser Port Authority issued the permit. It is anticipated that construction will begin in 2016. The Company has recorded an environmental reserve to address its estimated exposure. The possible loss in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

September 30, 2015
$
Balance at beginning of period	60
Additions	4
Environmental spending	(2)
Effect of foreign currency exchange rate change	(6)
Balance at end of period	56

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

In the United States, the EPA is utilizing existing Clean Air Act authorities to regulate GHG emissions. On August 3, 2015, the EPA finalized its proposed GHG performance standards for newly constructed, reconstructed and modified electric utilities and its “Clean Power Plan” emission guidelines for existing electric utilities. The Clean Power Plan requires states to develop plans to reduce

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

GHG emissions beginning in 2022 by making significant changes to energy resources within the state. Those state plans are due September 6, 2016, unless the state requests and receives an extension of that deadline to September 6, 2018. On August 3, 2015, the

EPA also proposed a Federal plan that will be implemented in states that do not submit a state plan, or do not submit an approvable state plan. When implemented, these regulations may increase the cost of purchased electricity in some jurisdictions.

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

The province of Quebec initiated a GHG cap-and-trade system with reduction targets becoming effective on January 1, 2013.  British Columbia imposed a carbon tax in 2008, which applies to the purchase of fossil fuels within the province. The Province of Ontario is also developing a cap-and-trade system. The Company does not expect future compliance costs for these existing and emerging programs to have a material impact on the Company’s financial position, results of operations or cash flows.

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”) or Boiler MACT

The Company is developing plans to bring facilities affected by the EPA’s Boiler MACT rule into compliance by the January 2016 regulatory deadline. The Company expects the remaining capital costs required to comply with the Boiler MACT rule to be approximately $15 million. The EPA is reconsidering a limited number of issues related to the Boiler MACT rule, and certain elements of the rule are being litigated. Since the consequences of these activities cannot be predicted, adjustments to compliance plans may be needed to accommodate any changes to the final rule.  At this time it cannot be predicted if any of these changes could affect the current capital costs for compliance and/or future operating costs.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2015, cannot be predicted with certainty, it is management’s opinion that, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Spanish Competition Investigation

In September 2014, following preliminary inquiries commenced in January 2014, Spain’s National Commission of Markets and Competition (“CNMC”) initiated a formal investigation of alleged violations of Spanish competition laws in the market for heavy adult incontinence products in Spain.

On October 15, 2015, the CNMC filed a Statement of Objections against a number of industry participants alleging the existence of a series of agreements between manufacturers, distributors and pharmacists to fix prices and to allocate margins for heavy adult incontinence products within the pharmacy channel in Spain during the period from December 1996 through January 2014. Among the parties named in the Statement of Objections are Indas, which the Company acquired in January 2014, and two of its affiliates. A decision is expected in May 2016.

The Company estimates that in the event of an adverse determination by the CNMC, the penalties for Indas and its affiliates could range from €0 to €21 million ($23 million).

As at September 30, 2015, no provision has been recorded as it is not possible to predict the decision of the CNMC and it is not possible to estimate an amount of penalty in the event that Indas and its two affiliates were to be found liable.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers is backed by a retained purchase price of €3 million ($3 million) and bank guarantees of €9 million ($10 million). The Company purchased limited insurance coverage for an additional €28.5 million ($32 million). If the sellers were found to be in breach of the relevant representations and warranties, the €12 million ($13 million) attributable to the retained cash and bank guarantees would act as a deductible under the insurance policy. The Company’s total recovery from the retained purchase price, the bank guarantees and the purchased insurance coverage is thus potentially up to €40.5 million ($45 million). In the event a penalty is assessed against Indas and its affiliates, there are customary risks associated with the assertion of the Company’s rights under the bank guarantees and insurance policy. In that event, the Company will assess this risk and potential impact which may result in recording liability for a penalty in one period and only recording a recovery from guarantees and insurance when the Company has more certainty of recovery, which may be in a different period.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2015, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2015, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17.

_________________

SEGMENT DISCLOSURES

The Company operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper Segment – comprises the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care Segment – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s reportable segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2015	2014	2015	2014
	$	$	$	$
Sales
Pulp and Paper	1,092	1,186	3,348	3,514
Personal Care	214	231	648	698
Total for reportable segments	1,306	1,417	3,996	4,212
Intersegment sales	(14)	(12)	(46)	(28)
Consolidated sales	1,292	1,405	3,950	4,184

Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	75	79	224	241
Personal Care	14	17	46	50
Total for reportable segments	89	96	270	291
Impairment and write-down of property, plant and equipment - Pulp and Paper	20	—	57	—
Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	109	96	327	291

Operating income (loss)[1]
Pulp and Paper	54	101	184	264
Personal Care	18	12	45	38
Corporate	(11)	7	(35)	(24)
Consolidated operating income	61	120	194	278
Interest expense, net	64	25	115	76
(Loss) earnings before income taxes	(3)	95	79	202
Income tax benefit	(14)	(186)	(6)	(158)
Net earnings	11	281	85	360

[1]

As a result of changes in the Company’s organization structure, the Company has changed the way it allocates certain Corporate general and administrative costs to the segments. Further, certain Corporate costs not related to segment activities, as well as the mark-to-market impact on stock-based compensation awards, will be presented on the Corporate line. As a result, the Company has revised its 2014 segment disclosures to conform to its 2015 presentation. (Previously reported numbers for Operating income (loss) for the three and nine months ended September 30, 2014 are as follows; Pulp and Paper $109 million and $247 million, respectively, Personal Care: $13 million and $42 million, respectively, Corporate: $(2) million and $(11) million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2015 and December 31, 2014, the Statements of Earnings and Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 and 2014 and the Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	September 30, 2015
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,071	528	(307)	1,292
Operating expenses
Cost of sales, excluding depreciation and amortization	—	975	358	(307)	1,026
Depreciation and amortization	—	62	27	—	89
Selling, general and administrative	2	36	57	—	95
Impairment and write-down of property, plant and equipment	—	20	—	—	20
Closure and restructuring costs	—	1	—	—	1
Other operating loss (income), net	3	1	(4)	—	—
	5	1,095	438	(307)	1,231
Operating (loss) income	(5)	(24)	90	—	61
Interest expense (income), net	64	7	(7)	—	64
(Loss) earnings before income taxes	(69)	(31)	97	—	(3)
Income tax (benefit) expense	(14)	(45)	45	—	(14)
Share in earnings of equity accounted investees	66	52	—	(118)	—
Net earnings	11	66	52	(118)	11
Other comprehensive loss	(69)	(67)	(57)	124	(69)
Comprehensive loss	(58)	(1)	(5)	6	(58)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2015
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,266	1,583	(899)	3,950
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,867	1,172	(899)	3,140
Depreciation and amortization	—	191	79	—	270
Selling, general and administrative	10	108	176	—	294
Impairment and write-down of property, plant and equipment	—	57	—	—	57
Closure and restructuring costs	—	2	1	—	3
Other operating loss (income), net	4	—	(12)	—	(8)
	14	3,225	1,416	(899)	3,756
Operating (loss) income	(14)	41	167	—	194
Interest expense (income), net	115	21	(21)	—	115
(Loss) earnings before income taxes	(129)	20	188	—	79
Income tax (benefit) expense	(30)	(41)	65	—	(6)
Share in earnings of equity accounted investees	184	123	—	(307)	—
Net earnings	85	184	123	(307)	85
Other comprehensive loss	(194)	(194)	(179)	373	(194)
Comprehensive loss	(109)	(10)	(56)	66	(109)

	For the three months ended
	September 30, 2014
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,125	560	(280)	1,405
Operating expenses
Cost of sales, excluding depreciation and amortization	—	961	424	(280)	1,105
Depreciation and amortization	—	67	29	—	96
Selling, general and administrative	5	49	45	—	99
Closure and restructuring costs	—	—	2	—	2
Other operating loss (income), net	1	(18)	—	—	(17)
	6	1,059	500	(280)	1,285
Operating (loss) income	(6)	66	60	—	120
Interest expense (income), net	25	7	(7)	—	25
(Loss) earnings before income taxes	(31)	59	67	—	95
Income tax (benefit) expense	(9)	(198)	21	—	(186)
Share in earnings of equity accounted investees	303	46	—	(349)	—
Net earnings	281	303	46	(349)	281
Other comprehensive loss	—	(11)	(116)	—	(127)
Comprehensive income (loss)	281	292	(70)	(349)	154

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2014
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,325	1,684	(825)	4,184
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,810	1,331	(825)	3,316
Depreciation and amortization	—	200	91	—	291
Selling, general and administrative	23	164	126	—	313
Closure and restructuring costs	—	1	2	—	3
Other operating loss (income), net	1	(17)	(1)	—	(17)
	24	3,158	1,549	(825)	3,906
Operating (loss) income	(24)	167	135	—	278
Interest expense (income), net	75	19	(18)	—	76
(Loss) earnings before income taxes	(99)	148	153	—	202
Income tax (benefit) expense	(26)	(175)	43	—	(158)
Share in earnings of equity accounted investees	433	110	—	(543)	—
Net earnings	360	433	110	(543)	360
Other comprehensive income (loss)	1	(3)	(124)	—	(126)
Comprehensive income (loss)	361	430	(14)	(543)	234

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2015
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	26	15	87	—	128
Receivables	—	377	240	—	617
Inventories	—	526	225	—	751
Prepaid expenses	10	5	10	—	25
Income and other taxes receivable	62	—	16	(61)	17
Intercompany accounts	765	4,790	21	(5,576)	—
Deferred income taxes	—	55	27	—	82
Total current assets	863	5,768	626	(5,637)	1,620
Property, plant and equipment, at cost	—	6,250	2,464	—	8,714
Accumulated depreciation	—	(4,219)	(1,623)	—	(5,842)
Net property, plant and equipment	—	2,031	841	—	2,872
Goodwill	—	296	250	—	546
Intangible assets, net of amortization	—	257	359	—	616
Investments in affiliates	8,005	2,092	—	(10,097)	—
Intercompany long-term advances	6	84	568	(658)	—
Other assets	48	9	127	(49)	135
Total assets	8,922	10,537	2,771	(16,441)	5,789
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	1	—	—	1
Trade and other payables	59	455	207	—	721
Intercompany accounts	4,787	717	72	(5,576)	—
Income and other taxes payable	—	64	20	(61)	23
Long-term debt due within one year	38	3	1	—	42
Total current liabilities	4,884	1,240	300	(5,637)	787
Long-term debt	936	300	9	—	1,245
Intercompany long-term loans	418	240	—	(658)	—
Deferred income taxes and other	8	577	208	(49)	744
Other liabilities and deferred credits	17	175	162	—	354
Shareholders' equity	2,659	8,005	2,092	(10,097)	2,659
Total liabilities and shareholders' equity	8,922	10,537	2,771	(16,441)	5,789

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2015
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	85	184	123	(307)	85
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	231	(320)	13	307	231
Cash flows provided from (used for) operating activities	316	(136)	136	—	316
Investing activities
Additions to property, plant and equipment	—	(143)	(59)	—	(202)
Proceeds from disposals of property, plant and equipment	—	7	28	—	35
Other	—	—	9	—	9
Cash flows used for investing activities	—	(136)	(22)	—	(158)
Financing activities
Dividend payments	(75)	—	—	—	(75)
Stock repurchase	(50)	—	—	—	(50)
Net change in bank indebtedness	—	(9)	—	—	(9)
Change in revolving bank credit facility	75	—	—	—	75
Issuance of long-term debt	—	300	—	—	300
Repayment of long-term debt	(436)	(2)	(1)	—	(439)
Increase in long-term advances to related parties	—	(20)	(96)	116	—
Decrease in long-term advances to related parties	116	—	—	(116)	—
Other	1	—	—	—	1
Cash flows (used for) provided from financing activities	(369)	269	(97)	—	(197)
Net (decrease) increase in cash and cash equivalents	(53)	(3)	17	—	(39)
Impact of foreign exchange on cash	—	—	(7)	—	(7)
Cash and cash equivalents at beginning of period	79	18	77	—	174
Cash and cash equivalents at end of period	26	15	87	—	128

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2014
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	360	433	110	(543)	360
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(183)	(354)	82	543	88
Cash flows provided from operating activities	177	79	192	—	448
Investing activities
Additions to property, plant and equipment	—	(116)	(41)	—	(157)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Acquisition of business, net of cash acquired	—	—	(546)	—	(546)
Other	—	—	5	—	5
Cash flows used for investing activities	—	(116)	(581)	—	(697)
Financing activities
Dividend payments	(60)	—	—	—	(60)
Stock repurchase	(19)	—	—	—	(19)
Net change in bank indebtedness	(1)	(11)	(1)	—	(13)
Change in revolving bank credit facility	(160)	—	—	—	(160)
Proceeds from receivable securitization facilities	—	—	90	—	90
Payments on receivable securitization facilities	—	—	(108)	—	(108)
Repayment of long-term debt	—	(3)	(1)	—	(4)
Increase in long-term advances to related parties	(352)	—	—	352	—
Decrease in long-term advances to related parties	—	38	314	(352)	—
Other	3	—	1	—	4
Cash flows (used for) provided from financing activities	(589)	24	295	—	(270)
Net decrease in cash and cash equivalents	(412)	(13)	(94)	—	(519)
Imact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of period	439	22	194	—	655
Cash and cash equivalents at end of period	27	9	98	—	134

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on three and nine months ended September 30, 2015 and 2014. The three-month and nine-month periods are also referred to as the third quarter and first nine months of 2015 and 2014. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and nine month periods ended September 30, 2015
•	Consolidated Results of Operations and Segment Review
•	Outlook
•	Liquidity and Capital Resources

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

Pulp and Paper: Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

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

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2015

•	Operating income and net earnings decreased by 49% and 96%, respectively from the third quarter of 2014
•

Sales decreased by 8% from the third quarter of 2014. Net average selling prices for pulp and paper were down from the third quarter of 2014. Our pulp volumes were down while our manufactured paper volumes were stable when compared to the third quarter of 2014

•	Recognition of accelerated depreciation of $20 million related to our 2014 decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line
•	We repurchased $20 million of our common stock and paid $25 million in dividends

HIGHLIGHTS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015

•	Operating income and net earnings decreased by 30% and 76%, respectively from the first nine months of 2014
•

Sales decreased by 6% from the first nine months of 2014. Net average selling prices for pulp and paper were down from the first nine months of 2014.  Our manufactured paper volumes and pulp volumes were stable when compared to the first nine months of 2014

•	Recognition of impairment and write-down of property, plant and equipment of $57 million related to our 2014 decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line
•	We repurchased $50 million of our common stock and paid $75 million in dividends

	Three months ended		Variance		Nine months ended		Variance
FINANCIAL HIGHLIGHTS	September 30, 2015	September 30, 2014	$	%	September 30, 2015	September 30, 2014	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,292	$1,405	$(113)	-8%	$3,950	$4,184	$(234)	-6%
Operating income	61	120	(59)	-49%	194	278	(84)	-30%
Net earnings	11	281	(270)	-96%	85	360	(275)	-76%
Net earnings per common share (in dollars)[1]:
Basic	$0.17	$4.34	$(4.17)	-96%	$1.34	$5.55	$(4.21)	-76%
Diluted	$0.17	$4.33	$(4.16)	-96%	$1.34	$5.54	$(4.20)	-76%

					At September 30, 2015	At December 31, 2014
Total assets					$5,789	$6,185
Total long-term debt, including current portion					$1,287	$1,350

[1]	See Note 5 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our third quarter and first nine months of 2015 and 2014 net sales, operating income (loss) and other information relevant to the understanding of our results of operations.

Analysis of Net Sales
By Business Segment	Three months ended		Variance		Nine months ended		Variance
	September 30, 2015	September 30, 2014	$	%	September 30, 2015	September 30, 2014	$	%
Pulp and Paper	$1,092	$1,186	(94)	-8%	$3,348	$3,514	(166)	-5%
Personal Care	214	231	(17)	-7%	648	698	(50)	-7%
Total for reportable segments	1,306	1,417	(111)	-8%	3,996	4,212	(216)	-5%
Intersegment sales	(14)	(12)	(2)		(46)	(28)	(18)
Consolidated	1,292	1,405	(113)	-8%	3,950	4,184	(234)	-6%

Shipments
Paper - manufactured (in thousands of ST)	779	777	2	-%	2,366	2,363	3	-%
Communication Papers	648	649	(1)	-%	1,970	1,977	(7)	-%
Specialty and Packaging	131	128	3	2%	396	386	10	3%
Paper - sourced from third parties (in thousands of ST)	35	46	(11)	-24%	99	135	(36)	-27%
Paper - total (in thousands of ST)	814	823	(9)	-1%	2,465	2,498	(33)	-1%
Pulp (in thousands of ADMT)	333	367	(34)	-9%	1,028	1,021	7	1%

Analysis of Changes in Net Sales
	Third quarter of 2015 versus Third quarter of 2014				First nine months of 2015 versus First nine months of 2014
	% Change in Net Sales due to				% Change in Net Sales due to
	Net Price	Volume / Mix	Currency	Total	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	-5%	-3%	-%	-8%	-4%	-1%	-%	-5%
Personal Care	-%	2%	-9%	-7%	-1%	3%	-9%	-7%
Consolidated sales	-4%	-2%	-2%	-8%	-3%	-1%	-2%	-6%

Analysis of Operating Income (Loss)
By Business Segment	Three months ended		Variance		Nine months ended		Variance
	September 30, 2015	September 30, 2014	$	%	September 30, 2015	September 30, 2014	$	%
Operating income (loss)
Pulp and Paper	54	101	(47)	-47%	184	264	(80)	-30%
Personal Care	18	12	6	50%	45	38	7	18%
Corporate	(11)	7	(18)	-257%	(35)	(24)	(11)	-46%
Consolidated operating income (loss)	61	120	(59)	-49%	194	278	(84)	-30%

Third quarter of 2015 versus Third quarter of 2014

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating expenses (b)	Currency, net of hedging	Depreciation/ impairment (c)	Restructuring (d)	Other Income/ expense (e)	Total
Pulp and Paper	(8)	(59)	7	—	31	(19)	1	—	(47)
Personal Care	1	(1)	9	(4)	(1)	1	—	1	6
Corporate	—	—	—	—	—	—	—	(18)	(18)
Consolidated operating income (loss)	(7)	(60)	16	(4)	30	(18)	1	(17)	(59)

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

In the third quarter of 2015, we recorded $20 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill. In the third quarter of 2014, we did not record any impairment charges. Depreciation charges were lower by $2 million in the third quarter of 2015, excluding foreign currency impact.

(d)

In the third quarter of 2015, restructuring charges related to the conversion at Ashdown described above ($1 million). In the third quarter of 2014, restructuring related to previous closures ($2 million).

(e)

Third quarter of 2015 operating expenses / income includes:	Third quarter of 2014 operating expenses / income includes:
- Foreign currency gain on working capital items ($3 million) - Environmental provision ($4 million) - Bad debt expense recovery ($1 million)	- Alternative fuel tax credits received (“AFTC”) ($18 million) - Environmental provision ($1 million) - Foreign currency loss on working capital items ($1 million)
- Other income ($1 million)

Commentary –Third quarter of 2015 compared to Third quarter of 2014

Interest Expense, net

We incurred $64 million of net interest expense in the third quarter of 2015, an increase of $39 million compared to net interest expense of $25 million in the third quarter of 2014. The increase was mostly due to debt refinancing costs of $42 million in August 2015 on the partial repayment of the 9.5% Notes due 2016 and of the 10.75% Notes due 2017.

Income Taxes

In the third quarter of 2015, our income tax benefit was $14 million, consisting of a current income tax expense of $4 million and a deferred income tax benefit of $18 million. This compares to an income tax benefit of $186 million in the third quarter of 2014, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $196 million. We made income tax payments, net of refunds, of $14 million during the third quarter of 2015. Our effective tax rate was 467% compared with an effective tax rate of -196% in the third quarter of 2014. The effective tax rates for both the third quarter of 2015 and the third quarter of 2014 were impacted by the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of our 2014 and 2013 income tax returns, respectively. Additionally, the effective tax rate for the third quarter of 2015 was impacted by enacted law changes in several U.S. states and by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction. Also, for the third quarter of 2014, the effective tax rate was impacted by the recognition of previously unrecognized tax benefits of approximately $204 million as a result of the closure of U.S. federal tax audits for tax years 2009 through 2011, as well as the impact of recognizing $18 million of AFTC income in the third quarter of 2014 with no related tax expense.

First nine months of 2015 versus First nine months of 2014

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating expenses (b)		Currency, net of hedging	Depreciation/ impairment (c)	Restructuring (d)	Other Income/ expense (e)	Total
Pulp and Paper	(2)	(139)	27	(4)		77	(47)	—	8	(80)
Personal Care	5	(6)	25	(5)		(10)	(2)	—	—	7
Corporate	—	—	—	3	(f)	3	—	—	(17)	(11)
Consolidated operating income (loss)	3	(145)	52	(6)		70	(49)	—	(9)	(84)

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

In the first nine months of 2015, we recorded $57 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill. In the first nine months of 2014, we did not record any impairment charges. Depreciation charges were lower by $8 million in the first nine months of 2015, excluding foreign currency impact due to accelerated depreciation charges in 2014 and certain assets reaching their useful lives.

(d)

In the first nine months of 2015, we recorded $3 million of restructuring charges mostly related to the conversion at Ashdown described above ($2 million). There was $3 million of restructuring charges in the first nine months of 2014.

(e)

First nine months of 2015 operating expenses / income includes:	First nine months of 2014 operating expenses / income includes:

- Gain on sale of property, plant and equipment ($15 million)

- Bad debt expense ($4 million)

- Environmental provision ($4 million)

- Foreign currency gain on working capital items ($3 million)

- Other expense ($2 million)

- AFTC received ($18 million) - Environmental provision ($1 million)
(f)	Lower merger and acquisition costs and other recurring SG&A expenses. Partially offset by an increase in the mark-to-market impact on stock-based compensation.

Commentary – First nine months of 2015 compared to First nine months of 2014

Interest Expense, net

We incurred $115 million of net interest expense in the first nine months of 2015, an increase of $39 million compared to net interest expense of $76 million in the first nine months of 2014. The increase is mostly due to debt refinancing costs $42 million in August 2015 on the partial repayment of the 9.5% Notes due 2016 and of the 10.75% Notes due 2017.

Income Taxes

For the first nine months of 2015, our income tax benefit amounted to $6 million, consisting of a current tax expense of $44 million and a deferred tax benefit of $50 million. This compares to an income tax benefit of $158 million in the first nine months of 2014, consisting of a current tax expense of $44 million and a deferred tax benefit of $202 million. We made income tax payments, net of refunds, of $16 million during the first nine months of 2015. Our effective tax rate was negative in the first nine months of both 2015 and 2014. The effective tax rate for the first nine months of 2015 was impacted by the recognition of additional tax benefits related to the finalization of certain estimates in connection with the filing of our 2014 tax returns, by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, and by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction. The effective tax rate for the first nine months of 2014 was impacted by the recognition of previously unrecognized tax benefits of approximately $204 million as a result of the closure of U.S. federal tax audits for tax years 2009 through 2011, as well as the impact of recognizing $18 million of AFTC income with no related tax expense.

Pulp and Paper segment

Sales in our Pulp and Paper segment decreased by $94 million, or 8% when compared to sales in the third quarter of 2014. This decrease in sales is mostly due to a 5% decrease in net average selling prices for pulp and paper as well as a decrease in our pulp and paper sales volumes.

Operating income in our Pulp and Paper segment amounted to $54 million in the third quarter of 2015, a decrease of $47 million, when compared to operating income of $101 million in the third quarter of 2014. Our results were negatively impacted by lower average selling prices for pulp and paper, higher accelerated depreciation and higher fiber costs. This decrease was partially offset by favorable currency rates and lower energy and chemicals costs.

Sales in the first nine months of 2015 in our Pulp and Paper segment decreased by $166 million, or 5% when compared to sales in the first nine months of 2014. This decrease in sales is mostly due to a 4% decrease in net average selling prices for pulp and paper.

Operating income in the first nine months of 2015 in our Pulp and Paper segment amounted to $184 million, a decrease of $80 million, when compared to operating income of $264 million in the first nine months of 2014. Our results were negatively impacted by lower average selling prices, higher accelerated depreciation and higher fiber costs, partially offset by favorable currency rates, lower energy and chemicals costs mostly related to extreme cold weather in 2014 and the gain on sale from property, plant and equipment in the second quarter of 2015.

Personal Care segment

Sales in our Personal Care segment decreased by $17 million, or 7% when compared to sales in the third quarter of 2014. This decrease in sales is driven by unfavorable foreign currency rates of approximately 9%, due to the fluctuation between the U.S. dollar and the Euro. This decrease was partially offset by higher sales volume/mix of 2%.

Operating income increased by $6 million or 50% in the third quarter of 2015 compared to the third quarter of 2014. Our results were positively impacted by favorable input costs and insourcing initiatives. This was partially offset by higher SG&A costs and unfavorable foreign currency rates between the U.S. dollar and the Euro.

Sales in our Personal Care segment decreased by $50 million, or 7% when compared to sales in the first nine months of 2014. This decrease in sales is driven by unfavorable foreign currency rates of approximately 9%, due to the fluctuation between the U.S. dollar and the Euro and lower net selling prices of approximately 1%, partially offset by higher sales volume/mix of approximately 3%.

Operating income increased by $7 million or 18% in the first nine months of 2015 compared to the first nine months of 2014. Our results were positively impacted by favorable input costs and insourcing initiatives. This was partially offset by unfavorable foreign currency rates between the U.S. dollar and the Euro and higher SG&A costs.

OUTLOOK

Paper should be impacted by seasonality and mix in the fourth quarter while prices for pulp are still expected to remain under pressure. We remain cautious on the short-term pulp outlook due to the strong U.S. dollar. The fourth quarter should benefit from lower maintenance activities in our network while we expect higher input costs due to increased raw material and energy usage due to colder weather. Personal Care results are expected to continue to benefit from market growth and cost savings from its new manufacturing platform.

STOCK-BASED COMPENSATION EXPENSE

For the first nine months of 2015, stock-based compensation expense recognized in our results of operations was $9 million for all outstanding awards which includes the mark-to-market recovery related to liability awards ($3 million). This compares to a stock-based compensation expense of $5 million for all outstanding awards which includes the mark-to-market recovery related to liability awards ($6 million) in the first nine months of 2014. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which

$600 million is currently undrawn and available, or through our receivables securitization facility, of which $71 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows provided from operating activities totaled $316 million in the first nine months of 2015, a $132 million decrease compared to cash flows provided from operating activities of $448 million in the first nine months of 2014. This decrease in cash flows provided from operating activities is primarily due to lower profitability and an increase in working capital requirements in the first nine months of 2015 when compared to the first nine months of 2014, in part due to inventory build-up. We received cash of $34 million in the first quarter 2014 due to the impact of the Spanish government supplier payment plan on past due receivables, paid make-whole premiums of $40 million in the third quarter of 2015 and made income tax payments, net of refunds of $16 million during the first nine months of 2015.

Investing Activities

Cash flows used for investing activities in the first nine months of 2015 amounted to $158 million, a $539 million decrease compared to cash flows used for investing activities of $697 million in the first nine months of 2014.

The use of cash in the first nine months of 2015 was attributable to additions to property, plant and equipment of $202 million. The use of cash was partially offset by the proceeds from the disposal of assets, totaling $35 million. During the second quarter of 2015, we sold $9 million of asset-backed notes. On July 3, 2015, we received proceeds of $26 million (CDN $32 million) from the sale of Gatineau assets.

The use of cash in the first nine months of 2014 was attributable to the acquisition of Indas of $546 million (€399 million) and additions to property, plant and equipment of $157 million.

Our capital expenditures for 2015 are expected to be approximately between $310 million and $330 million.

Financing Activities

Cash flows used for financing activities totaled $197 million in the first nine months of 2015 compared to cash flows used for financing activities of $270 million in the first nine months of 2014.

The use of cash in the first nine months of 2015 was primarily the result of dividend payments ($75 million), a net repayment of our long-term debt ($64 million), the repurchase of our common stock ($50 million) and a reduction in our bank indebtedness ($9 million).

The use of cash in the first nine months of 2014 was primarily the result of a net repayment of our revolving bank credit facility and other borrowings ($178 million), dividend payments ($60 million), the repurchase of our common stock ($19 million) and a reduction in our bank indebtedness ($13 million). In addition, we repaid $4 million of capital leases relating to land and buildings in the first nine months of 2014.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,160 million as of September 30, 2015 compared to $1,186 million as of December 31, 2014.

Notes Redemption

We redeemed on August 20, 2015, (the redemption date), $55 million in aggregate principal amount of our 9.5% Notes due 2016, representing approximately 59% of the outstanding notes, and $215 million in aggregate principal amount of our 10.75% Notes due 2017, representing approximately 77% of the outstanding notes. The redemption price was equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, plus the applicable make-whole premium. Debt refinancing costs of $42 million were incurred in the third quarter of 2015.

In addition, our 7.125% notes in the aggregate principal amount of $167 million matured on August 15, 2015.

The above-noted redemptions and repayment of notes were funded through a combination of cash on hand, borrowings under our credit facilities and proceeds from a new $300 million 10-year term loan agreement with a syndicate of bank lenders.

Term loan

On July 20, 2015, a wholly owned subsidiary of Domtar entered into a $300 million Term Loan Agreement that matures on July 20, 2025. The facility was fully drawn down on August 19, 2015. Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2015, we were in compliance with our covenants.

All borrowings under the Term Loan are unsecured. The Company and certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Term Loan Agreement.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2015, we were in compliance with our covenants, and borrowing under the Credit Agreement amounted to $75 million (September 30, 2014– nil). At September 30, 2015, we had no outstanding letters of credit under this credit facility (September 30, 2014– nil). We had $600 million available under our contractually committed credit facility at September 30, 2015.

All borrowings under the Credit Agreement are unsecured. The Company and certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Credit Agreement.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2016, with a current utilization limit for borrowings or letters of credit of $115 million at September 30, 2015.

At September 30, 2015, we had no borrowings and $44 million of letters of credit under the program (September 30, 2014– $20 million and $46 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At September 30, 2015, we had $71 million available under the accounts receivable securitization facility.

Common Stock

On February 23, 2015, May 5, 2015 and August 4, 2015, our Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of our common stock. Total dividends of approximately $26 million, $25 million and $25 million, respectively, were paid on April 15, 2015, July 15, 2015 and October 15, 2015, respectively, to shareholders of record on April 2, 2015, July 2, 2015 and October 2, 2015, respectively.

On November 3, 2015, our Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of our common stock. This dividend is to be paid on January 15, 2016, to shareholders of record on January 4, 2016.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2015, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2015, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 “Recent Accounting Pronouncements,” of the financial statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, impairment of property, plant and equipment and definite-lived intangible assets, useful lives, closure and restructuring costs, impairment of goodwill, impairment of indefinite-lived assets, pension and other post-retirement benefit plans, income taxes, and business combinations. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others, should be reviewed as they are essential to understanding our results of operations, cash flows and financial condition. Actual results could differ from those estimates.

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

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q may contain forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including strategic acquisitions;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including taxation), and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including write-downs of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any; and
•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2015, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 16 “Commitments and Contingencies” of the financial statements in this Quarterly Report on Form 10-Q for the discussion regarding legal proceedings.

There have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2014, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014, except for revisions to the following risk factor:

Spanish Competition Investigation

In September 2014, following preliminary inquiries commenced in January 2014, Spain’s National Commission of Markets and Competition (“CNMC”) initiated a formal investigation of alleged violations of Spanish competition laws in the market for heavy adult incontinence products in Spain.

On October 15, 2015, the CNMC filed a Statement of Objections against a number of industry participants alleging the existence of a series of agreements between manufacturers, distributors and pharmacists to fix prices and to allocate margins for heavy adult incontinence products within the pharmacy channel in Spain during the period from December 1996 through January 2014. Among the parties named in the Statement of Objections are Indas, which the Company acquired in January 2014, and two of its affiliates. A decision is expected in May 2016.

The Company estimates that in the event of an adverse determination by the CNMC, the penalties for Indas and its affiliates could range from €0 to €21 million ($23 million).

As at September 30, 2015, no provision has been recorded as it is not possible to predict the decision of the CNMC and it is not possible to estimate an amount of penalty in the event that Indas and its two affiliates were to be found liable.

The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers is backed by a retained purchase price of €3 million ($3 million) and bank guarantees of €9 million ($10 million). The Company purchased limited insurance coverage for an additional €28.5 million ($32 million). If the sellers were found to be in breach of the relevant representations and warranties, the €12 million ($13 million) attributable to the retained cash and bank guarantees would act as a deductible under the insurance policy. The Company’s total recovery from the retained purchase price, the bank guarantees and the purchased insurance coverage is thus potentially up to €40.5 million ($45 million). In the event a penalty is assessed against Indas and its affiliates, there are customary risks associated with the assertion of the Company’s rights under the bank guarantees and insurance policy. In that event, the Company will assess this risk and potential impact which may result in recording liability for a penalty in one period and only recording a recovery from guarantees and insurance when the Company has more certainty of recovery, which may be in a different period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended September 30, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
July 1 through July 31, 2015	487,473	$41.03	487,473	$332,392
August 1 through August 31, 2015	—	$—	—	$332,392
September 1 through September 30, 2015	—	$—	—	$332,392
	487,473	$41.03	487,473

(1)During the third quarter of 2015, we repurchased 487,473 shares at an average price of $41.03 per share, for a total cost of $20 million under our stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011, December 2011 and February 2015. We currently have $332 million of remaining availability under our Program, including an increase of $300 million approved by the Board of Directors in February 2015. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

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

Date: November 6, 2015

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary