Form 10-K
period 2015-12-31
Domtar CORP
filed 2016-02-26
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  001-33164

Domtar Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-5901152
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

234 Kingsley Park Drive, Fort Mill, SC 29715
(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code:  (803) 802-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,621,377,250.

Number of shares of common stock outstanding as of February 19, 2016: 62,657,297

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, to be filed within 120 days of the close of the registrant’s fiscal year, in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.  BUSINESS

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers and absorbent hygiene products. The foundation of our business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. The majority of our pulp production is consumed internally to manufacture paper and other consumer products with the balance sold as market pulp. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We are also a marketer and producer of a broad line of incontinence care products, marketed primarily under the Attends®, IncoPack® and Indasec® brand names, as well as infant diapers. To learn more, visit www.Domtar.com.

We operate the following business segments: Pulp and Paper and Personal Care. We had revenues of $5.3 billion in 2015, of which approximately 83% was from the Pulp and Paper segment and approximately 17% was from the Personal Care segment. On July 1, 2013, we completed the acquisition of Associated Hygienic Products (“AHP”), a manufacturer and supplier of store brand infant diapers in the United States. On January 2, 2014, we completed the acquisition of Laboratorios Indas, S.A.U. (“Indas”), primarily a branded incontinence products manufacturer and marketer in Spain. The acquired businesses are presented under our Personal Care reportable segment. Information regarding the most recent business acquisitions is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 3 “Acquisition of Businesses”.

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments.

AVAILABILITY OF INFORMATION

In this Annual Report on Form 10-K, we incorporate by reference certain information contained in other documents filed with the Securities and Exchange Commission (“SEC”) and we refer you to such information. We file annual, quarterly and current reports and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100F Street, NE, Washington DC, 20549. You may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains our quarterly and current reports, proxy and information statements, and other information we file electronically with the SEC. You may also access, free of charge, our reports filed with the SEC through our website. Reports filed or furnished to the SEC will be available through our website as soon as reasonably practicable after they are filed or furnished to the SEC. The information contained on or connected to our website, www.domtar.com, is not incorporated by reference into this Form 10-K and should in no way be construed as a part of this or any other report that we filed with or furnished to the SEC.

OUR CORPORATE STRUCTURE

At December 31, 2015, Domtar Corporation had a total of 62,849,936 shares of common stock issued and outstanding.

Our common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS”.

Information regarding our common stock is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 21 “Shareholders’ Equity”.

OUR BUSINESS SEGMENTS

We have two reportable segments as described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of our reportable segments:

•

Pulp and Paper – Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

•	Personal Care – Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

As a result of changes in the Company’s organization structure, we have changed the way we allocate certain Corporate general and administrative costs to the segments. Further, certain Corporate costs not related to segment activities, as well as the mark-to-market impact on stock-based compensation awards, are now presented on the Corporate line. As a result, we have revised our 2014 and 2013 segment disclosures to conform with our 2015 presentation. More information regarding this new presentation is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 24 “Segment Disclosures”.

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

FINANCIAL HIGHLIGHTS PER SEGMENT	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
(In millions of dollars, unless otherwise noted)
Sales: (1)
Pulp and Paper	$4,395	$4,635	$4,825
Personal Care	869	928	566
Consolidated sales	$5,264	$5,563	$5,391
Operating income (loss): (1)
Pulp and Paper	$270	$352	$244
Personal Care	61	49	40
Corporate	(43)	(37)	(123)
Total	$288	$364	$161
Segment assets:
Pulp and Paper	$3,667	$3,915
Personal Care	1,822	1,963
Corporate	174	307
Total	$5,663	$6,185

(1)

Factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation of this Annual Report on Form 10-K.

PULP AND PAPER

Our Manufacturing Operations

We produce approximately 4.1 million metric tons of softwood, fluff and hardwood pulp at 12 of our 13 mills (Port Huron being a non-integrated paper mill). The majority of our pulp is consumed internally to manufacture paper and consumer products, with the balance being sold as market pulp. We also purchase limited papergrade pulp from third parties for specific grades allowing us to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We have nine integrated pulp and paper mills and one paper mill (eight in the United States and two in Canada), with an annual paper production capacity of approximately 3.4 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 13 converting and forms manufacturing operations (including a network of 10 plants located offsite from our paper making operations). Approximately 79% of our paper production capacity is in the United States and the remaining 21% is located in Canada.

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

The table below lists our operating pulp and paper mills and their annual production capacity:

			Saleable
PRODUCTION FACILITY	Fiberline Pulp Capacity		Paper (1)
	# lines	('000 ADMT) (2)	# machines	Category (3)	('000 ST) (2)
Uncoated freesheet
Ashdown, Arkansas (4)	3	707	3	Communication	629
Windsor, Quebec	1	447	2	Communication	642
Hawesville, Kentucky	1	412	2	Communication	596
Kingsport, Tennessee	1	304	1	Communication	426
Marlboro, South Carolina	1	320	1	Specialty & Packaging	274
Johnsonburg, Pennsylvania	1	228	2	Communication	344
Nekoosa, Wisconsin	1	155	3	Specialty & Packaging	168
Rothschild, Wisconsin	1	65	1	Communication	131
Port Huron, Michigan	—	—	4	Specialty & Packaging	113
Espanola, Ontario	2	327	2	Specialty & Packaging	69
Total Uncoated freesheet	12	2,965	21		3,392
Pulp
Kamloops, British Columbia	1	354	—		—
Dryden, Ontario	1	327	—		—
Plymouth, North Carolina	2	470	—		—
Total Pulp	4	1,151	—		—
Total	16	4,116	21		3,392
Total Trade Pulp (5)		1,691

(1)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(2)	ADMT refers to an air dry metric ton and ST refers to short ton.
(3)	Represents the majority of the capacity at each of these facilities.
(4)

On December 10, 2014, we announced a $160 million capital project to convert a paper machine at the Ashdown, Arkansas mill to a high quality fluff pulp line used in absorbent applications such as baby diapers, feminine hygiene and adult incontinence products. The planned conversion is expected to come online by the third quarter of 2016 and will allow for the production of up to 516,000 metric tons of fluff pulp per year once the machine is in full operation. The project will also result in the permanent reduction of 364,000 short tons annual uncoated freesheet production capacity in the second quarter of 2016. The above table does not reflect this conversion. More information regarding this project is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 16 “Closure and Restructuring Costs and Liabilities.”

(5)	Estimated third-party shipments dependent upon market conditions. This also includes shipments to Personal Care.

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

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 1.2 million cubic meters of softwood and 0.8 million cubic meters of hardwood, for a total of 2.0 million cubic meters of wood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

During 2015, the cost of wood fiber relating to our Pulp and Paper segment comprised approximately 22% of the total consolidated cost of sales.

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

During 2015, the cost of chemicals relating to our Pulp and Paper segment comprised approximately 12% of the total consolidated cost of sales.

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

We own power generating assets, including steam turbines, at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting. Approximately 73% of our electricity requirements are produced internally. We purchase the balance of our electricity requirements from local utilities.

During 2015, energy costs relating to our Pulp and Paper segment comprised approximately 6% of the total consolidated cost of sales.

Our Transportation

Transportation of raw materials, wood fiber, chemicals and pulp into our mills is mostly done by rail and trucks, although barges are used in certain circumstances. We rely strictly on third parties for the transportation of our pulp and paper products between our mills, converting operations, distribution centers and customers. Our paper products are shipped mostly by truck and logistics are managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck. We work with all the major railroads and approximately 300 trucking companies in the United States and Canada. The length of our carrier contracts is generally from one to three years. We pay diesel fuel surcharges which vary depending on market conditions, and the cost of diesel fuel.

During 2015, outbound transportation costs relating to our Pulp and Paper segment comprised approximately 11% of the total consolidated cost of sales.

Our Product Offering and Go-to-Market Strategy

Paper

Our uncoated freesheet papers are categorized into communication and specialty and packaging papers. Communication papers are further categorized into business and commercial printing and publishing papers.

Our business papers include copy and electronic imaging papers, which are used with ink jet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 49% of our shipments of paper products in 2015.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. These products also include base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 34% of our shipments of paper products in 2015.

We also produce paper for several specialty and packaging markets. These products consist primarily of thermal printing, flexible packaging, food packaging, medical packaging, medical gowns and drapes, sandpaper backing, carbonless printing, labels and other coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 17% of our shipments of paper products in 2015. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

The chart below illustrates our main paper products and their applications:

Communication Papers					Specialty and Packaging Papers
Category	Business Papers		Commercial Printing and Publishing Papers
Type	Uncoated Freesheet				Uncoated Freesheet
Grade	Copy	Premium imaging	Offset	Opaques	Thermal papers
		Technology papers	Colors	Premium opaques	Food packaging
			Index	Lightweight	Bag stock
			Tag	Tradebook	Security papers
			Bristol		Imaging papers
Label papers
Medical disposables

Application	Photocopies	Presentations	Commercial printing	Stationery	Food & candy packaging
	Office documents	Reports	Direct mail	Brochures	Fast food takeout bag stock
	Presentations		Pamphlets	Annual reports	Check and security papers
			Brochures	Books	Surgical gowns
			Cards	Catalogs
			Posters	Forms & Envelopes

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

The chart below illustrates our channels of distribution for our paper products:

Communication Papers							Specialty and Packaging Papers
Category	Business Papers			Commercial Printing and Publishing Papers

Domtar sells to:	Retailers ↓	Merchants ↓	Office Equipment Manufacturers / Stationers ↓	Merchants ↓	Converters ↓	End-Users	Converters ↓

Customer sells to:	Printers /	Printers /	Retailers /	Printers /	Merchants /		End-users
	End-users	Retailers /	Stationers /	Converters /	Retailers
		End-users	End-users	End-users

Pulp

Our pulp products are comprised of softwood, fluff and hardwood kraft. These grades are sold to customers in over 30 countries worldwide. Our pulp is used in a variety of end products, such as diapers and personal hygiene products, bathroom and facial tissue, specialty and packaging papers, building products and electrical insulating papers.

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to orders on short notice. In 2015, approximately 39% of our external sales of pulp were domestic, 5% were in Canada and 56% were in other countries.

Our ten largest customers represented approximately 42% of our Pulp and Paper segment sales or 35% of our total sales in 2015. In 2015, Staples, one of the customers of our Pulp and Paper segment represented approximately 10% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2015, approximately 76% of our Pulp and Paper segment sales were domestic, 11% were in Canada, and 13% were in other countries.

PERSONAL CARE

Our Operations

Our Personal Care business consists of the design, manufacturing, marketing and distribution of absorbent hygiene products, including both adult incontinence and baby diapers. We are one of the leading suppliers of adult incontinence products sold into North America and Europe, servicing institutional and consumer channels, marketed primarily under our Attends®, IncoPack® and Indasec® brands, in addition to our customers brands.

We operate seven manufacturing facilities, with each having the ability to produce multiple product categories. At our Jesup facility, we have research and development capabilities and production lines which manufacture high quality airlaid and ultrathin laminated absorbent cores and we also have research and development activities in our division head office in Raleigh, North Carolina.

We operate in the United States and in Europe:

•	Greenville, North Carolina
•	Waco, Texas
•	Delaware, Ohio
•	Aneby, Sweden
•	Jesup, Georgia
•	Toledo, Spain
•	Sant Vicenç de Castellet, Spain

Our Industry Dynamics

Aging population

We compete in an industry with fundamental drivers for long-term growth. The worldwide aging population suggests that adult incontinence will become much more prevalent over the next several decades, as baby boomers enter their senior years and medical advances continue to extend the average lifespan. As an example, it is estimated that between 2011 through 2029, 10,000 Americans will turn 65 years old every day. By the year 2030, approximately 72 million Americans are estimated to be 65 years old or older, representing over 19% of the United States population. It is estimated that approximately 5% of the world population is incontinent. After age 65, nearly one in three people are estimated to suffer from incontinence.

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

Infant products

We compete within the competitive and volatile store brand segment of infant diapers and training pants. Future demand is forecasted to be roughly low single digit growth in North America and Europe; however, infant diaper is the most important segment within the retail absorbent hygiene category due to the shopper profile of its customers. Today, our business is focused around a small number of large retailers that control the majority of the volume in North America, which is driven by multi-year contracts, and leads to the intense competition and volatility in the industry. In Europe, we are investing in our baby diaper capacity and are focused on leveraging our existing position in adult incontinence to grow our infant business. We believe the addition of the infant product assortment to our existing platform provides our customers with the complete bundle of products at a scale required to meet their national distribution requirements.

Our Raw Materials

The primary raw materials used in our manufacturing process are fluff pulp, nonwovens, and super absorbent polymers. A significant portion of the fluff pulp used in our Personal Care business is supplied internally from our Pulp and Paper business. The majority of our nonwoven and super absorbent polymers are purchased centrally with contracts ranging from one to five years with pricing that fluctuates based on prevailing market conditions. Other raw materials used in our manufacturing process include polypropylene film, elastics and adhesives which are also purchased centrally based on multi-year contracts.

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

We serve four channels: acute care, long-term care, homecare, and retail. Through the utilization of our flexible production platform, manufacturing expertise and efficient supply chain management, we are able to provide a complete and high-quality line of products to customers across all channels, under our own brands or those of our customers. We maintain a direct sales organization in the United States, Canada and twelve European countries.

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

Leveraging our fiber expertise to expand into areas of growth.  Domtar is well positioned to capitalize on our fiber expertise to diversify our business and expand into new markets. Domtar has a history of proactively adapting to changing market conditions, and today, we are systematically and thoughtfully pivoting to orient the Company towards areas of growth. This is a natural evolution for Domtar and we are uniquely positioned to capitalize on new opportunities in the fiber space. Domtar already has the financial resources, infrastructure, raw materials, technologies and expertise necessary to deliver new products. We also have built a strong foundation for diversification and continue to make important – but disciplined – progress. In 2016, we will continue to focus on optimizing and expanding our operations in markets with positive demand dynamics through the repurposing of assets, investments for organic growth and strategic acquisitions.

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

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We seek product differentiation through an extensive offering of high quality FSC-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products or shifts from one type of paper to another. All of our pulp and paper manufacturing facilities are located in the United States or in Canada where we sell 87% of our products. The five largest manufacturers of uncoated freesheet papers in North America represent approximately 81% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet papers. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, particularly the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The market pulp we sell is either fluff, softwood or hardwood pulp. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products. The fluff pulp we sell is used in absorbent products, incontinence products, diapers and feminine hygiene products. The softwood and hardwood pulp we sell is primarily slow growth northern bleached softwood and hardwood kraft, and we produce specialty engineered pulp grades with a pre-determined mix of wood species. Our hardwood and softwood pulps are sold to customers who make a variety of products for specialty paper, packaging, tissue and industrial applications, and customers who make printing and writing grades. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the United States or in Canada, and we sell 56% of our pulp to other countries.

In the adult incontinence business in North America, the top five manufacturers supply approximately 90% of the demand and have done so for at least the last 10 years. Competition is along the lines of four major product categories – protective underwear, pads, briefs and underpads, with customers split between retail and institutional channels. The retail channel has the majority of sales concentrated in mass marketers and drug stores. The institutional channel includes extended care (long-term care and homecare) and acute care facilities.

In the adult incontinence business in Europe, the top five manufacturers supply approximately 80% of the healthcare channel and nearly all of the retail channel demand. Competition is along the lines of four major product categories: pads, pull-ons, briefs and underpads, with customers mostly split between mass retail, prescription and closed contract. The mass retail channel is more fragmented than in North America, with a mix of larger chains and smaller players. Approximately 70% of institutional and homecare expenditures are reimbursed by governments in Western Europe.

In the infant diaper business in North America, the top two manufacturers supply approximately 80% of demand with branded labels. The remaining approximately 20%, is represented by private label, and is split among the competition. In Europe, the top manufacturer supplies 55% of the demand with branded labels, another 10% is represented by other brands, and the remaining 35% is represented by private labels. Competition is along the lines of three major product categories – diapers, training pants and youth pants. Products are marketed in multiples channels – mass retailers, dollar stores, supermarkets, warehouse clubs, internet and home health care. In the adult incontinence business as well as in the infant diapers business, the principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities.

OUR EMPLOYEES

We have over 9,850 employees, of which approximately 60% are employed in the United States, 29% in Canada and 11% in Europe. Approximately 47% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis. Certain agreements covering approximately 774 employees will expire in 2016 and others will expire between 2017 and 2020.

OUR APPROACH TO SUSTAINABILITY

Domtar aims to deliver value to our customers, employees, shareholders and communities by viewing our business decisions within the larger context of sustainability. As a renewable fiber-based company, we take the long-term view on managing natural resources for the future. We prize efficiency in everything we do. We strive to minimize waste and encourage recycling. We have the highest standards for ethical conduct, for caring about the health and safety of each other, and for maintaining the environmental quality in the communities where we live and work. We value the partnerships we have formed with non-governmental organizations and believe they make us a better company, even if we do not always agree on every issue. We pay attention to being agile to respond to new opportunities, and we are focused in order to turn innovation into value creation. By embracing sustainability as our operating philosophy, we seek to internalize the fact that the choices we have and the impact of the decisions we make on our stakeholders are all interconnected. Further, we believe that our business and the people and communities who depend upon us are better served as we weave this focus on sustainability into the things we do.

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

OUR ENVIRONMENTAL COMPLIANCE

Our business is subject to a wide range of general and industry-specific laws and regulations in the United States and other countries where we have operations, relating to the protection of the environment, including those governing wood harvesting, air emissions, climate change, waste water discharges, storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations and health and safety matters. Compliance with these laws and regulations is a significant factor in the operation of our business. We may encounter situations in which our operations fail to maintain full compliance with applicable environmental requirements, possibly leading to civil or criminal fines, penalties or enforcement actions, including those that could result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures at substantial costs, such as the installation of additional pollution control equipment or other remedial actions.

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. Additional information regarding environmental matters is included in Part II, Item 8, Note 22 “Commitments and Contingencies” of this Annual Report on Form 10-K and under the section of Critical accounting policies, caption “Environmental matters and other asset retirement obligations”.

OUR INTELLECTUAL PROPERTY

Many of our brand name products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, EarthChoice®, Attends®, NovaThin®, NovaZorb®, IncoPack®, Indasec® and Ariva®. These brand names and trademarks are important to the business. Our numerous trademarks have been registered in the United States and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

We own U.S. and foreign patents and have several pending patent applications. Our management regards these patents and patent applications as important but does not consider any single patent or group of patents to be materially important to our business as a whole.

OUR EXECUTIVE OFFICERS (“MANAGEMENT COMMITTEE”)

Name	Age	Position and Business Experience
John D. Williams	61

President, chief executive officer and a director of the Company since January 1, 2009. Previously, Mr. Williams served as president of SCA Packaging Europe between 2005 and 2008. Prior to assuming his leadership position with SCA Packaging Europe, Mr. Williams held increasingly senior management and operational roles in the packaging business and related industries. Since November 2011, he has served on the board of directors of Owens Corning.

Daniel Buron	52

Senior vice-president and chief financial officer of the Company since March 2007. Mr. Buron was previously senior vice-president and chief financial officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was vice-president, finance, pulp and paper sales division and, prior to September 2002, he was vice-president and controller. He has over 25 years of experience in finance.

Michael D. Garcia	51

President, Pulp and Paper Division of the Company. Mr. Garcia joined Domtar in 2014. Prior to joining the Company, he was the chief executive officer at EVRAZ Highveld Steel & Vanadium Co., South Africa’s second largest steel producer. He has over 25 years of wide-ranging commercial and manufacturing expertise that spans consumer products, engineered materials and commodities. He has a broad global experience, including executive assignments in Asia and Africa.

Michael Fagan	54

President, Personal Care Division of the Company. Mr. Fagan joined Domtar in 2011, following the acquisition of Attends Healthcare Products, Inc. Mr. Fagan has been with Attends since 1999, when he was hired as senior vice-president of sales and marketing. He was promoted to president and CEO in 2006. Prior to joining Attends, Mr. Fagan held a variety of sales development roles with Procter & Gamble, the previous owners of the Attends line of products.

Zygmunt Jablonski	62

Senior vice-president and chief legal and administrative officer of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years. From 1985 to 1994, he practiced law in Washington, DC.

Patrick Loulou	47

Senior vice-president, corporate development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector as well as in management consulting. His 20-year career has spanned a number of areas and functions such as corporate strategy, M&A, operations, and business development.

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

The Company is pursuing strategic initiatives that management considers important to our long-term success. The most recent initiatives include, but are not limited to, the integration of adult incontinence and baby diaper businesses acquired during the past four years and the decision to convert a paper machine to produce fluff pulp. The intent of these initiatives is to help grow the business and counteract the secular decline in our North American paper business. These initiatives may involve organic growth, select joint ventures and strategic acquisitions. The success of these initiatives will depend on, among other things, our ability to identify potential strategic initiatives, understand the key trends and principal drivers affecting those businesses and to execute the initiatives in a cost effective manner. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside the Company’s control.

Strategic acquisitions may expose the Company to additional risks. The Company may have to compete for acquisition targets and any acquisitions it makes may fail to accomplish our strategic objectives or may not perform as expected. In addition, the costs of integrating an acquired business may exceed our estimates and may take significant time and attention from senior management. Accordingly, the Company cannot predict whether it will succeed in implementing these strategic initiatives. If it fails to successfully diversify our business, it may have a material adverse effect on the Company’s competitive position, financial condition and operating results.

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

The overall levels of demand for the pulp and paper products that the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, the continuation of the current level of service and cost of postal services, as well as competition from electronic substitution. See “Conditions in the global and political economic environment, including the global capital and credit markets, and the economy generally, can adversely affect the Company’s business, results of operations and financial position” and “The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials.”

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

As a result, prices for all of the Company’s pulp and paper products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. See Part II, Item 8, Note 16 “Closure and restructuring costs and liability”. Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical, transportation and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control, as described below. If the prices or demand for its pulp and paper products decline, or if its wood fiber, chemical, transportation or energy costs increase, or both, its sales and profitability could be materially and adversely affected.

Conditions in the global political and economic environment, including the global capital and credit markets, can adversely affect the Company’s business, results of operations and financial position.

A significant or prolonged downturn in the general economic environment may affect the Company’s sales and profitability. The Company has exposure to counterparties with which it routinely executes transactions. Such counterparties include commercial banks, insurance companies and other financial institutions, some of which may be exposed to bankruptcy or liquidity risks. While the Company has not realized any significant losses to date, a bankruptcy or illiquidity event by one of its significant counterparties may materially and adversely affect the Company’s access to capital, future business and results of operations.

In addition, the Company’s customers and suppliers may be adversely affected by severe economic conditions. This could result in reduced demand for its products or its inability to obtain necessary supplies at reasonable costs, or at all.

The Company may be negatively impacted by political issues or crises in individual countries or regions, including sovereign risk related to a default by or deterioration in the credit worthiness of local governments.

Certain countries in Europe provide medicare coverage for adult incontinence products. The governments of these countries may decide to no longer reimburse part or all of the costs of adult incontinence products, and this may have a negative impact on the Company’s profitability in the future.

The Company faces intense competition in its markets, and the failure to compete effectively could have a material adverse effect on its business and results of operations.

The Company competes with U.S., Canadian and European producers and, for many of its product lines, global producers, some of which may have greater financial resources and lower production costs than the Company. The principal basis for competition is selling price. The Company’s ability to maintain satisfactory margins depends in large part on its ability to control its costs. Our industries also are particularly sensitive to other factor including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. The Company cannot provide assurance that it will compete effectively and maintain current levels of sales and profitability. If the Company cannot compete effectively, such failure could have a material adverse effect on its business and results of operations.

The Company’s Pulp and Paper business may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company’s Pulp and Paper business, comprising approximately 22% of the consolidated cost of sales during 2015. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

The Company relies primarily on third parties for transportation of the products it manufactures and/or distributes, as well as delivery of its raw materials. In particular, a significant portion of the goods it manufactures and raw materials it uses are transported by railroad or trucks, which are highly regulated. If any of its third-party transportation providers were to fail to deliver the goods that the Company manufactures or distributes in a timely manner, the Company may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to the Company in a timely manner, it may be unable to manufacture its products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with the Company, it may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm the Company’s reputation, negatively impact its customer relationships and may have a material adverse effect on its financial condition and operating results.

The Company could experience disruptions in operations and/or increased labor costs due to labor disputes or restructuring activities.

Employees at 18 of the Company’s facilities, representing approximately half of the Company’s 9,850 employees, are represented by unions through collective bargaining agreements generally on a facility-by-facility basis. Certain of these agreements will expire in 2016 and others will expire between 2017 and 2020. As of December 31, 2015, three collective bargaining agreements in the U.S., representing 1,305 employees, are up for renegotiation. All unionized employees in Canada and Europe were covered by a ratified agreement as of December 31, 2015. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and financial condition.

The Company continues to evaluate potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in the future.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 10% of the Company’s sales in 2015. A significant change in customer relationships or in customer demand for our products could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 10% of the Company’s sales in 2015. A significant reduction in sales to any of the Company’s key customers, which could be due to factors outside its control, such as purchasing diversification or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations. Consolidation among its customers could also create significant cost margin pressure and lead to more complexity across broader geographic boundaries for both the Company and its key retailers.

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

The Company’s businesses are capital intensive and require that it regularly incur capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2015, the Company’s total capital expenditures were $289 million (2014 - $236 million; 2013 - $242 million).

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

For 2015, the Company had approximately $90 million in debt service. The Company’s ability to make payments on and refinance its debt, including the Company’s unsecured long-term notes and amounts borrowed under its revolving credit facility and term loan, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2015, the Company’s defined benefit plans had a surplus of $113 million on certain plans and a deficit of $129 million on others.

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

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2015, the Company’s defined benefit pension plans held assets with a fair value of $1,493 million, including a fair value of $146 million (CDN $201 million) of restructured asset backed notes (“ABN”).

Most of the ABN investments were subject to restructuring (under the court order governing the Montreal Accord that was completed in January 2009) while the remainder is in conduits restructured outside the Montreal Accord. At December 31, 2015, the Company determined that the fair value of these ABN investments was $146 million (CDN $201 million) (2014 - $180 million (CDN $209 million)). Possible changes that could have an adverse material effect on the future value of the ABN include: (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABN market and (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits.

The Company could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations. It could also incur costs as a result of asbestos-related personal injury litigation.

The Company is subject to a wide range of general and industry-specific laws and regulations in the United States and other countries where we have operations, relating to the protection of the environment and natural resources, including those governing air emissions, greenhouse gases and climate change, wastewater discharges, harvesting, silvicultural activities, storage, management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat, and health and safety matters. In particular, the pulp and paper industry in the United States is subject to the United States Environmental Protection Agency’s (“EPA”) “Cluster Rules”.

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $70 million of operating expenses and $7 million of capital expenditures in connection with environmental compliance and remediation in 2015. As of December 31, 2015, the Company had a provision of $52 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping) ($60 million as of December 31, 2014).

The Company could also incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting its operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. The Company’s ongoing efforts to identify potential environmental concerns that may be associated with its past and present properties may lead to future environmental investigations. Those efforts may result in the determination of additional environmental costs and liabilities which cannot be reasonably estimated at this time.

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations (such as changes in climate change regulation), or interpretation thereof, might require significant expenditures. For additional information, refer to Part II, Item 8, Note 22 “Commitments and Contingencies” under the caption “Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”).” The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

Failure to comply with applicable laws and regulations could have a material adverse affect on our business, financial results or condition.

In addition to environmental laws, our business and operations are subject to a broad range of other laws and regulations in the United States and Canada as well as other jurisdictions in which we operate, including antitrust and competition laws, occupational health and safety laws and employment laws. Many of these laws and regulations are complex and subject to evolving and differing interpretation. If the Company is determined to have violated any such laws or regulations, whether inadvertently or willfully, it may be subject to civil and criminal penalties, including substantial fines, or claims for damages by third parties which may have a material adverse effect on the Company’s financial position, results of operations or cash flows. For additional information, refer to Part II, Item 8, Note 22 “Commitments and Contingencies” under the caption “Spanish Competition Investigation.”

The Company’s financial results could be affected by changes in U.S. and foreign tax laws or in the mix of our U.S. and foreign earnings, as well as adjustments to our estimates of uncertain tax issues or results from audits by U.S. or foreign tax authorities.

The Company is subject to U.S. and foreign tax laws and regulations. Recently, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved partly due to the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development and supported by the G20. Changes in these laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect the Company’s financial results.

The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. The Company is also subject to the examination of its tax returns and other matters by tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes and as of December 31, 2015, has a reserve for liabilities relating to uncertain tax positions of $41 million. Taxing authorities may disagree with the positions the Company has taken regarding the tax treatment or characterization of its transactions. If any tax authorities were successful in challenging the tax treatment or characterization of any of our transactions, it could also adversely affect its financial results.

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

The Company’s information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, and providing other processes necessary to manage its business. The Company is exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. The Company’s IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-incidents. To date, the Company has seen no material impact on its business or operations from these incidents; however, the Company cannot guarantee that its security efforts will prevent breaches or breakdowns to its IT systems or those of its third party providers. Potential consequences of a material cyber incident include damage to the Company’s reputation, litigation, inefficiencies or production down-times and increased cyber security protection and remediation costs. Such consequences could have a negative impact on the Company’s ability to meet customers’ orders, resulting in a delay or decrease to its revenue and a reduction to its operating margins.

The Company could encounter difficulties restructuring operations or closing or disposing of facilities.

The Company is continuously seeking the most cost-effective means and structure to serve our customers and to respond to changes in our markets. Accordingly, from time to time, the Company has, and is likely to again close facilities, sell non-core assets and otherwise restructure operations in an effort to improve cost competitiveness and profitability. As a result, restructuring and divesture costs have been, and are expected to be, a recurring component of our operating costs, and may vary significantly from year to year depending on the scope of such activities. Divestures and restructuring may also result in significant financial charges for the write-off or impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold. The Company expects that its 2016 results will include approximately $23 million of unabsorbed fixed costs related to the fluff pulp conversion outage at its Ashdown mill. There is no guarantee that any such activities will achieve its goal, and if the Company cannot successfully manage the associated risks, its financial condition and results or operations could be adversely affected.

The Company’s balance sheet includes a significant amount of goodwill and intangible assets. The Company may be required to record a material charge to earnings due to impairment of goodwill and/or intangible assets carried on its balance sheet.

As a result of business acquisitions in the past years, mostly in the Personal Care segment, the Company carries on its balance sheet goodwill and intangible assets. Goodwill represents the excess of the purchase price of each of our acquisitions over the fair value of identifiable tangible and intangible assets of the acquired business. As of December 31, 2015, the Company’s balance sheet included goodwill of $539 million, all of which is attributable to our Personal Care segment, and intangible assets of $601 million, of which $343 million related to intangible assets subject to amortization and $258 million related to indefinite-lived intangible assets. The Company performs annual evaluations or more frequently if impairment indicators arise, for potential impairment of the carrying value of goodwill for each of its reporting units and of its intangible assets.

Impairment assessments inherently involve management judgment as to the assumptions used to estimate fair value of the reporting units or intangible asset being tested. Changes in assumptions or estimates can materially affect the determination of fair value. The major factors that influence the analysis of fair value are the Company's estimates for above-market future sales growth, driven by significant capital investments in new production lines, and the discount rate associated with the reporting unit or asset being tested.  In connection with the Company's annual impairment testing performed in 2015, the first step of such testing indicated that the fair values of our reporting unit and indefinite-lived intangible assets exceeded its carrying amount. The estimated fair value of the Personal Care reporting unit exceeded its carrying value by 20%. If assumed significant revenue growth is not achieved in future periods and/or there is an increase to the rate used to discount the estimated cash flows, there is the potential for partial or full goodwill impairment related to the reporting unit and/or related indefinite-lived intangible assets. As of December 31, 2015, the goodwill balance attributable to the Personal Care reporting unit was $539 million and the carrying value of related intangible assets for Personal Care was $587 million. If we are required to write-down all or a significant amount of the goodwill attributable to the

Personal Care reporting unit, and/or the carrying value of related intangible assets, and consequently record a non-cash impairment charge, the Company’s results of operations and financial condition could be adversely affected.

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

Forestlands

We manage over 16 million acres of forestlands, directly and indirectly licensed or owned in Canada and the United States, through efficient management and the application of certified sustainable forest management practices such that a continuous supply of wood is available for future needs.

Listing of facilities and locations

Corporate Offices

Fort Mill, South Carolina

Montreal, Quebec

Pulp & Paper

Division Headquarters

Fort Mill, South Carolina

Uncoated Freesheet

Ashdown, Arkansas

Espanola, Ontario

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro (Bennettsville), South Carolina

Nekoosa, Wisconsin

Port Huron, Michigan

Rothschild, Wisconsin

Windsor, Quebec

Pulp

Dryden, Ontario

Kamloops, British Columbia

Plymouth, North Carolina

Chip Mills

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro (Bennettsville), South Carolina

Converting and Distribution – Onsite

Ashdown, Arkansas

Rothschild, Wisconsin

Windsor, Quebec

Converting and Forms Manufacturing

Addison, Illinois

Brownsville, Tennessee

Dallas, Texas

DuBois, Pennsylvania

Griffin, Georgia

Owensboro, Kentucky

Ridgefields, Tennessee

Rock Hill, South Carolina

Tatum, South Carolina

Washington Court House, Ohio

Enterprise Group* – United States

Birmingham, Alabama

Phoenix, Arizona

San Lorenzo, California

Mira Loma, California

Denver, Colorado

Jacksonville, Florida

Addison, Illinois

Indianapolis, Indiana

Altoona, Iowa

Kansas City, Kansas

Louisville, Kentucky

Mansfield, Massachusetts

Wayland, Michigan

Wayne, Michigan

Minneapolis, Minnesota

Jackson, Mississippi

Earth City, Missouri

Omaha, Nebraska

Delran, New Jersey

Albuquerque, New Mexico

Buffalo, New York

Charlotte, North Carolina

Brookpark, Ohio

London, Ohio

Plain City, Ohio

Pittsburgh, Pennsylvania

Memphis, Tennessee

Antioch, Tennessee

Garland, Texas

Houston, Texas

San Antonio, Texas

Salt Lake City, Utah

Richmond, Virginia

Kent, Washington

Enterprise Group* – Canada

Calgary, Alberta

Richmond, Quebec

Mississauga, Ontario

Regional Replenishment Centers (RRC) – United States

Mira Loma, California

Indianapolis, Indiana

Addison, Illinois

Walton, Kentucky

Delran, New Jersey

Charlotte, North Carolina

Garland, Texas

San Antonia, Texas

Jacksonville, Florida

Kent, Washington

Regional Replenishment Centers (RRC) – Canada

Richmond, Quebec

Mississauga, Ontario

Winnipeg, Manitoba

Representative Office – International

Hong Kong, China

Ariva – Canada

Ottawa, Ontario

Toronto, Ontario

Montreal, Quebec

Quebec City, Quebec

Halifax, Nova Scotia

Mount Pearl, Newfoundland and Labrador

Personal Care

Division Headquarters

Raleigh, North Carolina

North America

Attends – North America

Manufacturing and Distribution

Greenville, North Carolina

AHP – Manufacturing and Distribution

Waco, Texas

Delaware, Ohio

EAM Corporation –

Manufacturing and Distribution

Jesup, Georgia

Europe

Attends – Europe

Manufacturing and Distribution

Aneby, Sweden

Direct Sales Organizations

Emmerloord, The Netherlands

Keebergen, Belgium

Oslo, Norway

Pasching, Austria

Rheinfelden, Switzerland

Schwalbach am Taunus, Germany

Stockholm, Sweden

Wakefield, United Kingdom

Indas – Manufacturing and Distribution

Pozuelo de Alarcon, Spain

Sant Vicenç de Castellet, Spain

Toledo, Spain

Direct Sales Organizations

Pusignan, France

Casablanca, Morocco

Lisbon, Portugal

Madrid, Spain

* Enterprise Group is involved in the sale and distribution of Domtar papers, notably continuous forms, cut size business papers as well as digital papers, converting rolls and specialty products.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. The Company periodically reviews the status of these proceedings and assesses the likelihood of any adverse judgments or outcomes of these legal proceedings, as well as analyzes probable losses. Although the final outcome of any legal proceeding is subject to a number of variables and cannot be predicted with any degree of certainty, management currently believes that the ultimate outcome of current legal proceedings will not have a material adverse effect on the Company’s long-term results of operations, cash flow or financial position. However, an adverse outcome in one or more of the significant legal proceedings could have a material adverse effect on the Company’s results, financial condition or cash flow in a given quarter or year.

For a discussion of commitments, legal proceedings and related contingencies, refer to Part II, Item 8, Note 22 “Commitments and Contingencies,” of this Annual Report on Form 10-K for more details.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS”. The following table sets forth the price ranges of our common stock during 2015 and 2014.

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2015 Quarter
First	46.86	36.75	46.22	59.49	44.24	58.48
Second	45.79	41.40	41.40	57.12	51.48	51.75
Third	42.21	35.49	35.75	54.40	47.55	47.73
Fourth	42.10	35.87	36.95	55.87	47.54	51.17
Year	46.86	35.49	36.95	59.49	44.24	51.17
2014 Quarter
First	57.57	45.58	56.11	63.74	48.47	62.06
Second	56.22	42.85	42.85	62.05	45.86	45.86
Third	43.41	35.13	35.13	46.31	38.50	39.32
Fourth	42.58	33.06	40.22	48.55	37.66	46.68
Year	57.57	33.06	40.22	63.74	37.66	46.68

Refer to Part II, Item 8, Note 21 "Shareholder's Equity" for more information on the 2-for-1 split on April 30, 2014.

HOLDERS

At December 31, 2015, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 20,409.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

During 2015, the Company declared four quarterly dividends of $0.40 per share, to holders of the Company’s common stock. The total dividends of approximately $26 million, $25 million, $25 million and $25 million were paid on April 15, 2015, July 15, 2015, October 15, 2015 and January 15, 2016, respectively, to shareholders of record as of April 2, 2015, July 2, 2015, October 2, 2015 and January 4, 2016, respectively.

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

On February 23, 2016, the Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on April 15, 2016 to shareholders of record on April 4, 2016.

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

The Company makes open market purchases of its common stock using general corporate funds. Additionally, the Company may enter into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements would require the Company to make up-front payments to the counterparty financial institutions which would result in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During 2015, the Company repurchased 1,210,932 shares (2014 – 996,967; 2013 – 5,019,606 shares) at an average price of $41.40 (2014 - $38.59; 2013 - $36.55) for a total cost of $50 million (2014 –$38 million, 2013 – $183 million).

Since the inception of the Program, the Company repurchased 24,548,912 shares at an average price of $39.42 for a total cost of $968 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

Share repurchase activity under our share repurchase program was as follows during the year ended December 31, 2015:

				(d) Approximate
			(c) Total Number	Dollar Value of
			of Shares	Shares that May
			Purchased as	Yet be Purchased
	(a) Total Number	(b) Average	Part of Publicly	under the Plans
	of Shares	Price Paid	Announced Plans	or Programs
Period	Purchased	per Share	or Programs	(in 000s)
January 1 through March 31, 2015	340,844	$39.20	340,844	$369,165
April 1 through June 30, 2015	382,615	$43.84	382,615	$352,392
July 1 through September 30, 2015	487,473	$41.03	487,473	$332,392
October 1 through October 31, 2015	—	$—	—	$332,392
November 1 through November 30, 2015	—	$—	—	$332,392
December 1 through December 31, 2015	—	$—	—	$332,392
	1,210,932	$41.40	1,210,932

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on December 31, 2010 with a $100 investment in an equally-weighted portfolio of a peer group(1), and a $100 investment in the S&P 400 MidCap Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

(1)

On May 18, 2007, the Human Resources Committee of the Board of Directors established performance measures as part of the Performance Conditioned Restricted Stock Units (“PCRSUs”) Agreement including the achievement of a total shareholder return compared to a peer group. The 2015 peer group includes: Verso Corporation, Sonoco Products Company, Glatfelter Corporation, International Paper Co., Kimberly-Clark Corporation, Packaging Corp. of America, Resolute Forest Products Inc., Neenah Paper, Inc., UPM-Kymmene Corp., SCA and Stora Enso Oyj.

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

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$5,264	$5,563	$5,391	$5,482	$5,612
Closure and restructuring costs and, impairment and write-down of property, plant and equipment and intangible assets	81	32	40	44	137
Depreciation and amortization	359	384	376	385	376
Operating income	288	364	161	367	592
Net earnings	142	431	91	172	365
Net earnings per common share - basic [1]	$2.24	$6.65	$1.37	$2.39	$4.58
Net earnings per common share - diluted[1]	$2.24	$6.64	$1.36	$2.39	$4.54
Cash dividends paid per common and exchangeable share	$1.58	$1.30	$1.00	$0.80	$0.60
Balance Sheet Data:
Cash and cash equivalents	$126	$174	$655	$661	$444
Net property, plant and equipment	2,835	3,131	3,289	3,401	3,459
Total assets	5,663	6,185	6,278	6,123	5,869
Working capital	681	674	680	648	660
Long-term debt due within one year	41	169	4	79	4
Long-term debt	1,219	1,181	1,510	1,128	837
Total shareholders' equity	2,652	2,890	2,782	2,877	2,972

[1]	Earnings per common share have been adjusted on a post-split basis.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the twelve months period ended December 31, 2015, 2014 and 2013. The twelve month periods are also referred to as 2015, 2014 and 2013. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

This MD&A of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	2015 Highlights
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources
•	Recent Accounting Pronouncements and Critical Accounting Estimates and Policies

OVERVIEW

We have two reportable segments as described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies.

The following summary briefly describes the operations included in our two reportable segments.

Pulp and Paper: Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

As a result of changes in the Company’s organization structure, we have changed the way we allocate certain Corporate general and administrative costs to the segments. Further, certain Corporate costs not related to segment activities, as well as the mark-to-market impact on stock-based compensation awards, are now presented on the Corporate line. As a result, we have revised our 2014 and 2013 segment disclosures to conform with our 2015 presentation. Previously reported numbers for Operating income (loss) for years ended December 31, 2014 and 2013 are as follows; Pulp and Paper: $323 million and $171 million, respectively, Personal Care: $54 million and $43 million, respectively, Corporate: $(13) million and $(53) million, respectively.

2015 HIGHLIGHTS

•	Operating income and net earnings decreased by 21% and 67%, respectively from 2014
•	Sales decreased by 5% from 2014. Net average selling prices for pulp and paper were down from 2014. Our pulp volumes were up when compared to 2014

•	Recognition of accelerated depreciation of $77 million related to the decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line
•	We repurchased $50 million of our common stock and paid $100 million in dividends
•	Gain on sale of property, plant and equipment of $15 million

	Twelve months ended			Variance 2015 vs. 2014		Variance 2014 vs. 2013
FINANCIAL HIGHLIGHTS	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013	$	%	$	%
(In millions of dollars, unless otherwise noted)
Sales	$5,264	$5,563	$5,391	$(299)	-5%	$172	3%
Operating income	288	364	161	(76)	-21%	203	126%
Net earnings	142	431	91	(289)	-67%	340	374%
Net earnings per common share (in dollars)[1] :
Basic	$2.24	$6.65	$1.37	$(4.41)		$5.28
Diluted	$2.24	$6.64	$1.36	$(4.40)		$5.28

	At December	At December
	31, 2015	31, 2014
Total assets	$5,663	$6,185
Total long-term debt, including current portion	$1,260	$1,350

[1]	See Note 6 "Earnings per Common Share" for more information on the calculation of net earnings per common share.

OUTLOOK

In 2016, we expect our paper shipments to be in-line with market demand while pulp shipments should be higher due to the conversion of a paper machine to a fluff pulp line. We anticipate some volatility in softwood and fluff pulp markets due to the strengthening of the U.S. dollar and announced new capacity additions. Our 2016 results are expected to be negatively impacted by approximately $23 million related to the fluff pulp conversion outage at our Ashdown mill. In Personal Care, new customer wins are expected to generate above-market revenue growth. Costs for raw materials are expected to marginally increase.

CONSOLIDATED RESULTS OF OPERATIONS

This section presents a discussion and analysis of our 2015, 2014 and 2013 net sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Twelve months ended			Variance 2015 vs. 2014		Variance 2014 vs. 2013
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013	$	%	$	%
Pulp and Paper	$4,458	$4,674	$4,843	(216)	-5%	(169)	-3%
Personal Care	869	928	566	(59)	-6%	362	64%
Total for reportable segments	5,327	5,602	5,409	(275)	-5%	193	4%
Intersegment sales	(63)	(39)	(18)	(24)		(21)
Consolidated	5,264	5,563	5,391	(299)	-5%	172	3%
Shipments
Paper - Manufactured (in thousands of ST)	3,163	3,148	3,260	15	-%	(112)	-3%
Communication Papers	2,639	2,637	2,777	2	-%	(140)	-5%
Specialty and Packaging	524	511	483	13	3%	28	6%
Paper - sourced from third parties
(in thousands of ST)	127	170	282	(43)	-25%	(112)	-40%
Paper - total (in thousands of ST)	3,290	3,318	3,542	(28)	-1%	(224)	-6%
Pulp (in thousands of ADMT)	1,414	1,391	1,445	23	2%	(54)	-4%

ANALYSIS OF CHANGES IN SALES
	2015 vs. 2014					2014 vs. 2013
	% Change in Net Sales due to					% Change in Net Sales due to
		Volume /		Acquisition /			Volume /		Acquisition /
	Net Price	Mix	Currency	Divestiture	Total	Net Price	Mix	Currency	Divestiture		Total
Pulp and Paper	-5%	—%	—%	—%	-5%	3%	-3%	—%	-3%	(a)	-3%
Personal Care	-1%	4%	-9%	—%	-6%	-1%	—%	—%	65%	(b)	64%
Consolidated sales	-4%	—%	-1%	—%	-5%	2%	-3%	—%	4%		3%

Commentary:

(a)	Sale of Ariva U.S. business ("Ariva U.S.") on July 31, 2013.
(b)	Acquisition of Laboratorios Indas S.A.U. (“Indas”) on January 2, 2014 and Associated Hygienic Products LLC (“AHP”) on July 1, 2013.

ANALYSIS OF OPERATING INCOME (LOSS)
By Business Segment	Twelve months ended			2015 vs. 2014 Variance		2014 vs. 2013 Variance
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013	$	%	$	%
Operating income (loss)
Pulp and Paper	270	352	244	(82)	-23%	108	44%
Personal Care	61	49	40	12	24%	9	23%
Corporate	(43)	(37)	(123)	(6)		86
Consolidated operating income (loss)	288	364	161	(76)	-21%	203	126%

2015 VS. 2014
	$ Change in Segmented Operating Income due to
	Volume/			Operating (b)		Depreciation/		Other Income/
	Mix	Net Price	Input Costs (a)	Expenses	Currency	Impairment (c)	Restructuring (d)	Expense (e)	Total
Pulp and Paper	5	(211)	44	23	100	(61)	24	(6)	(82)
Personal Care	12	(11)	36	(10)	(12)	(3)	—	—	12
Corporate	—	—	—	5	7	—	—	(18)	(6)
Consolidated operating income (loss)	17	(222)	80	18	95	(64)	24	(24)	(76)

Commentary:

(a)	Includes raw materials expenses such as: fiber, chemicals and energy.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

In 2015, we recorded $77 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill. In 2014, we recorded $4 million of accelerated depreciation related to the conversion of a paper machine to a pulp line at Ashdown in Q4 2014.

(d)
2015 restructuring charges relate mostly to:	2014 restructuring charges relate mostly to:
- Fluff conversion related charges at Ashdown ($3 million)	- Ottawa pension settlement ($19 million)
- Termination costs at Attends Healthcare Limited (“Attends Europe”) ($1 million)	- Fluff conversion related charges at Ashdown ($3 million) - Indianapolis Forms / Converting center ($3 million)
- Termination costs at AHP ($1 million) - Other closure and restructuring costs ($2 million)

(e)

2015 other expenses / income includes:	2014 other expenses / income includes:
- Net gain on sale of property, plant & equipment ($15 million)	- Recognition of deferred revenues on Alternative fuel tax credits (“AFTC”) ($18 million)
- Environmental provision ($4 million)	- Bad debt expense ($2 million)
- Foreign exchange gain ($3 million)	- Environmental provision ($1 million)
- Bad debt expense ($5 million) - Other expense ($4 million)	- Foreign exchange gain ($1 million) - Proceeds from insurance claims on machinery and equipment ($11 million) - Other income ($2 million)

Interest Expense, net

We incurred $132 million of net interest expense in 2015, an increase of $29 million compared to net interest expense of $103 million in 2014. The increase was mostly due to debt refinancing costs of $42 million in August 2015 on the partial repayment of the 9.5% Notes due 2016 and of the 10.75% Notes due 2017, partially offset by a corresponding decrease in interest expense on these Notes. In addition, interest expense also decreased on the 7.125% Notes due to their maturity in August 2015.

Income Taxes

For 2015, our income tax expense was $14 million compared to a tax benefit of $170 million in 2014, which yields an effective tax rate of 9% and -65% for 2015 and 2014, respectively.

During 2015, we recorded $16 million of tax credits, mainly research and experimentation credits, which significantly impacted the effective tax rate. Additionally, the effective tax rate for 2015 was also positively impacted by the manufacturing deduction in the U.S., enacted law changes in various U.S. states, and the impact of our foreign operations being taxed at lower statutory tax rates.

In 2014, the Internal Revenue Service (“IRS”) completed its ongoing U.S. federal income tax audit for tax years 2009, 2010, and 2011, and we filed related amended state tax returns. The net impact of the audit resolution resulted in a tax benefit of $207 million for 2014, which impacted the effective tax rate. This benefit consisted primarily of the recognition of previously unrecognized tax benefits of $200 million and additional U.S. manufacturing deductions of $7 million. The effective tax rate was also positively impacted by the recognition of $18 million of AFTC with no related tax expense. Also during 2014, we recorded $18 million of tax credits, mainly research and experimentation credits pertaining to current and prior years. The effective tax rate for 2014 was also impacted by an enacted tax rate decrease in Spain.

Valuation Allowances

In 2015, we recorded a net valuation allowance reversal of $1 million related to certain foreign loss carryforwards, which impacted the effective tax rate for the year. In 2014, we recorded a net valuation allowance of $7 million, mainly related to foreign loss carryforwards, which impacted the effective tax rate for the year.

2014 VS. 2013
	$ Change in Segmented Operating Income due to
	Volume/			Operating (b)		Acquisition/	Depreciation/		Other Income/
	Mix	Net Price	Input Costs (a)	Expenses	Currency	Divestiture (c)	Impairment (d)	Restructuring (e)	Expense (f)	Total
Pulp and Paper	(65)	142	(55)	(8)	51	24	41	(17)	(5)	108
Personal Care	—	(5)	(7)	(3)	—	28	(5)	1	—	9
Corporate	—	—	—	(6)	—	—	—	6	86	86
Consolidated operating income	(65)	137	(62)	(17)	51	52	36	(10)	81	203

Commentary:

(a)	Includes raw materials expenses such as: fiber, chemicals and energy.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)	Sale of Ariva U.S. business on July 31, 2013 and acquisition of AHP on July 1, 2013 and Indas on January 2, 2014.

(d)

In 2014, we recorded $4 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at Ashdown in Q4 2014. In 2013, we recorded impairment charges related to our Kamloops mill in Q1 2013 ($10 million), impairment charges to property, plant and equipment related to our sold Ariva U.S. business in Q2 2013 ($5 million) and at a paper converting site in Q4 2013 ($5 million) as well as a write-down of property plant and equipment in Personal Care in Q4 2013 ($2 million). Depreciation charges were lower by $18 million in 2014.

(e)
2014 restructuring charges relate to:	2013 restructuring charges relate to:
- Ottawa pension settlement ($19 million) - Fluff conversion related charges at Ashdown ($3 million) - Indianapolis Forms/ Converting center ($3 million)	- Pension settlement expenses related to our previously closed Big River sawmill ($6 million) and our Dryden paper mill ($7 million)
- Termination costs at AHP ($1 million)	- Pension withdrawals at Indianapolis ($3 million)
- Other closure and restructuring costs ($2 million)	- Our Personal Care segment ($2 million)

(f)
2014 other expenses/ income includes:	2013 other expenses/ income includes:
- Recognition of deferred revenues on AFTC ($18 million)	- Litigation settlement ($49 million)
- Bad debt expense ($2 million)	- Charges related to AFTC ($26 million)
- Environmental provision ($1 million) - Foreign exchange gain ($1 million)	- Gain on sale of property, plant and equipment ($16 million)
- Proceeds from insurance claims on machinery and equipment ($11 million)	- Foreign exchange gain ($9 million) - Bad debt expense ($2 million)
- Other income ($2 million)	- Environmental provision reversal ($1 million) - Other expense ($1 million)

Interest Expense, net

We incurred $103 million of net interest expense in 2014, an increase of $14 million compared to net interest expense of $89 million in 2013. The higher interest expense in 2014 was due to the issuance of $250 million 6.75% Notes due 2044 in November 2013 to partially fund the Indas acquisition. The increase was also due to $3 million of interest related to long-term payables on multiemployer plans. In 2013, we had $2 million of premiums expensed related to the repayment of our 5.375% Notes due 2013 and $1 million of additional charges.

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

During 2013, we recorded $54 million of various tax credits pertaining to current and prior years. These credits included the conversion of $26 million of AFTC into $55 million of Cellulosic Biofuel Producer Credit (“CBPC”) resulting in an after-tax benefit of $33 million for the new credit, as well as research and experimentation credits and other federal and state credits. Also, our effective tax rate was reduced in 2013 by the impact of the U.S. manufacturing deduction and enacted law changes in certain states and provinces. The effective tax rate was increased by the impact of certain non-deductible payments, mainly the litigation settlement and the AFTC repayment, and an increase in the valuation allowance on certain losses. Additionally, the effective tax rate was impacted by an $8 million reduction in unrecognized tax benefits pertaining to the AFTC which was converted to CBPC, partially offset by $5 million of accrued interest on uncertain tax positions.

Valuation Allowances

In 2014, we recorded a net valuation allowance of $7 million related to certain foreign loss carryforwards, which impacted the effective tax rate for 2014. In 2013, we recorded a valuation allowance of $5 million, mostly related to certain loss carryforwards, which impacted the effective tax rate for 2013.

Alternative Fuel Tax Credit

As of December 31, 2014, we had no remaining gross unrecognized tax benefits and interest or related deferred tax assets associated with the AFTC claimed on our 2009 tax return. These benefits were recognized, $178 million net of deferred taxes, during 2014, thus impacting the effective tax rate. Additional information regarding unrecognized tax benefits is included in Part II, Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K, under Note 10 “Income Taxes”.

SEGMENT REVIEW

Pulp and Paper

Sales in 2015 in our Pulp and Paper segment decreased by $216 million, or 5% when compared to sales in 2014. This decrease in sales is mostly due to a 5% decrease in net average selling prices for pulp and paper. Total sales volume and foreign exchange were flat when compared to 2014.

Operating income in our Pulp and Paper segment amounted to $270 million in 2015, a decrease of $82 million, when compared to operating income of $352 million in 2014. Our results were negatively impacted by:

•	Lower average selling prices for paper and pulp ($211 million)
•	Higher accelerated depreciation of $73 million related to our 2014 decision to convert a paper machine at our Ashdown facility to a high quality fluff pulp line
•	Higher costs of wood fiber in part due to wet weather in the southern U.S. region in the first half of 2015 ($17 million)
•	Proceeds from insurance claims on machinery and equipment in 2014 ($11 million)
•	Increase in bad debt expense ($3 million)

These decreases were partially offset by:

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($100 million)
•	Higher productivity when compared to 2014 ($22 million)
•	The gain on sale of Gatineau assets ($10 million), Indianapolis assets ($3 million) and a paper machine at our Plymouth facility ($2 million), all in the second quarter of 2015
•	Lower energy costs mostly related to extreme cold weather in 2014 ($41 million) and chemical costs in part due to favorable prices ($20 million)
•	Lower restructuring costs ($24 million) mostly due to the Ottawa pension settlement in 2014 ($19 million)
•	Lower depreciation charges ($12 million) due to certain assets reaching the end of their useful lives
•	Lower freight costs ($7 million) mostly due to the 2014 strike at the port of Vancouver and disruption in the Canadian rail service also in 2014
•	Lower maintenance costs ($5 million) due to timing of major maintenance when compared to 2014, as well as additional repairs and expended scope of outages in 2014

Sales in 2014 in our Pulp and Paper segment decreased by $169 million, or 3% when compared to sales in 2013. This decrease in sales is mostly due to the impact of the disposition of Ariva U.S. in the third quarter of 2013 and the decrease in our paper and pulp sales volumes. This was partially offset by an increase in net average selling prices of approximately 3%.

Operating income in 2014 in our Pulp and Paper segment amounted to $352 million, an increase of $108 million, when compared to operating income of $244 million in 2013. Our results were positively impacted by:

•	Higher average selling prices for pulp and paper ($142 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($51 million)
•	Lower depreciation charges ($25 million) due to certain assets reaching the end of their useful lives
•	Loss on sale of Ariva U.S. business in Q3 2013 ($20 million)

•	Lower chemical costs mostly related to exceptionally high prices of starch in 2013 ($19 million)
•

Lower impairment charges in 2014 ($16 million) mostly related to closure of a pulp line at Kamloops and write-off of property, plant and equipment at our sold Ariva U.S. business and at a paper converting site, all of which occurred in 2013

This increase was partially offset by:

•	Lower volume of paper and pulp ($65 million)
•	Higher costs of wood fiber mostly due to extreme cold weather driving up wood prices as well as increased use of softwood ($58 million)
•	Higher restructuring charges in 2014 which is mostly related to the Ottawa pension settlement of$19 million
•	Higher costs of energy due to extreme cold weather driving up the price of natural gas ($16 million)
•	Higher freight costs due in part to a strike at the port of Vancouver and disruptions in the Canadian rail service ($12 million)
•	The gain on sale of Port Edwards assets ($10 million) and on disposal of Cornwall land ($6 million), both in 2013

Personal Care

Sales in 2015 in our Personal Care segment decreased by $59 million, or 6% when compared to sales in 2014. This decrease in sales is driven by unfavorable foreign currency rates of approximately 9%, due to the fluctuation between the U.S. dollar and the Euro and lower selling prices, partially offset by higher sales volume/mix of approximately 4%.

Operating income increased by $12 million or 24% in 2015 compared to 2014. Our results were positively impacted by:

•	Favorable raw material costs mostly due to a decrease in price in super absorbent polymers, non-woven and fluff pulp as well as insourcing initiatives ($36 million)
•	Higher sales volume and mix ($12 million)

These increases were partially offset by the following:

•	Unfavorable foreign exchange mostly between the U.S. dollar and the Euro, net of our hedging program ($12 million)
•	Unfavorable average net selling prices ($11 million)
•	Higher selling, general and administrative expenses as well as higher salaries and wages mostly related to additional labor for newly installed capacity ($14 million)
•	Increased depreciation charges ($3 million)

Sales in 2014 in our Personal Care segment increased by $362 million, or 64% when compared to sales in 2013. This increase in sales is mainly due to the inclusion of sales from the acquisition of Indas on January 2, 2014 and AHP on July 1, 2013. This was partially offset by lower net average selling prices of approximately 1%. Sales volume and foreign exchange were flat when compared to 2013.

Operating income increased by $9 million or 23% in 2014 compared to 2013. Our results were positively impacted by:

•	Acquisition of Indas on January 2, 2014 and AHP on July 1, 2013
•	Write-down of property, plant and equipment in 2013 ($2 million)
•	Closure and restructuring costs of $2 million in 2013 (refer to Note 16 “Closure and restructuring costs and liability”)

These increases were partially offset by the following:

•	Higher raw material costs mostly due to an increase in price of non-woven and fluff pulp ($7 million)
•	Increased depreciation charges mainly due to increased capital expenditures ($7 million)
•	Unfavorable average net selling prices ($5 million)
•	Higher selling, general and administrative expenses due mostly to an increase in salaries and wages ($8 million)
•	Negative impact of the sale of finished goods inventory that had been marked to fair value at the time of the acquisition of Indas in 2014 ($3 million)
•	Write-down of inventory ($2 million)

STOCK-BASED COMPENSATION EXPENSE

Under the Omnibus Incentive Plan, we may award to key employees and non-employee directors at the discretion of the Human Resources Committee of the Board of Directors, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance-conditioned restricted stock units, performance share units, deferred share units and other stock-based awards. We generally grant awards annually and use, when available, treasury stock to fulfill awards settled in common stock and options exercises.

For the year ended December 31, 2015, stock-based compensation expense recognized in our results of operations was $10 million (2014 – $9 million; 2013 – $13 million) for all outstanding awards. Stock-based compensation expense not yet recognized amounted to $16 million (2014 – $14 million; 2013 – $11 million) and will be recognized over the remaining service period of approximately 26 months. The aggregate value of liability awards settled in 2015 was $4 million (2014 - $12 million; 2013 - $10 million). The total fair value of equity awards settled in 2015 was $3 million, representing the fair value at the time of settlement. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility ($550 million was undrawn and available as of December 31, 2015), or through our receivables securitization facility ($75 million was undrawn and available as of December 31, 2015). Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

A portion of our cash is held outside the U.S. by foreign subsidiaries. The earnings of the foreign subsidiaries, which reflect full provision for local income taxes, are indefinitely reinvested in foreign operations. We do not intend on repatriating these funds and no provision is made for income taxes that would be payable upon the distribution of earnings from foreign subsidiaries as computation of these amounts is not practicable.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Cash flows provided from operating activities totaled $453 million in 2015, a $181 million decrease compared to cash flows provided from operating activities of $634 million in 2014. This decrease in cash flows provided from operating activities is primarily due to lower profitability and an increase in working capital requirements in 2015 when compared to 2014, in part due to inventory build-up. We received cash of $34 million in the first quarter of 2014 due to the impact of the Spanish government supplier payment plan on past due receivables, paid debt refinancing costs of $42 million in the third quarter of 2015 and made income tax payments, net of refunds of $34 million in 2015.

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

In 2013, we settled a litigation for $49 million ($46 million after tax) and had a net benefit related to the conversion of AFTC to CBPC ($15 million net income benefit). We also paid a premium on the redemption of the 5.375% Notes due 2013 ($2 million), consumed cash from higher working capital requirements and consumed less cash for pension contributions.

Investing Activities

Cash flows used for investing activities in 2015 amounted to $244  million, a $542 million decrease compared to cash flows used for investing activities of $786  million in 2014.

The use of cash in 2015 was attributable to additions to property, plant and equipment of $289 million, partially offset by the proceeds from disposal of property, plant and equipment of $36 million. In addition, during the year, we sold $9 million of Asset-backed notes.

The use of cash in 2014 was attributable to the acquisition of Indas of $546 million (€399 million), additions to property, plant and equipment of $236 million and the repurchase of Asset-Backed Notes from the Ottawa pension plan ($10 million). These items were partially offset by the sale of Asset-backed notes of $5 million in 2014.

Our annual capital expenditures for 2016 are expected to be between $330 million and $350 million.

Cash flows used for investing activities in 2014 amounted to $786 million, a $317 million increase compared to cash flows used for investing activities of $469 million in 2013.

The use of cash in 2013 was mainly due to the acquisition of AHP in the third quarter of 2013 ($276 million) and additions to property, plant and equipment ($242 million). This was partially offset by the proceeds from the sale of Ariva U.S ($45 million), on the disposal of Port Edwards assets ($10 million) and by the proceeds from the sale on the disposal of land in Cornwall, Ontario ($6 million) in 2013.

Financing Activities

Cash flows used for financing activities totaled $249 million in 2015 compared to cash flows used for financing activities of $326 million in 2014.

The use of cash in 2015 was primarily the result of dividend payments ($100 million), a net repayment of our long-term debt ($89 million), the repurchase of our common stock ($50 million) and a reduction in our bank indebtedness ($11 million).

The use of cash in 2014 was primarily the result of a net repayment of our revolving bank credit facility and other borrowings ($199 million), dividend payments ($84 million), the repurchase of our common stock ($38 million) and a reduction in our bank indebtedness ($6 million). In addition, we repaid $5 million of capital lease relating to land and building in 2014.

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

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,134  million as of December 31, 2015 compared to $1,186 million as of December 31, 2014.

Note Redemptions and Repayment

On August 20, 2015 (the redemption date), we redeemed $55 million in aggregate principal amount of our 9.5% Notes due 2016, representing approximately 59% of our outstanding notes, and $215 million in aggregate principal amount of our 10.75% Notes due 2017, representing approximately 77% of our outstanding notes. The redemption price for the notes was equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, plus a make-whole premium. Debt refinancing costs of $42 million were incurred in the third quarter of 2015.

In addition, our 7.125% Notes in the aggregate principal amount of $167 million matured on August 15, 2015.

The above-noted redemptions and repayment of notes were funded through a combination of cash on hand, borrowings under our credit facilities and proceeds from a new $300 million 10-year term loan agreement with a syndicate of bank lenders.

During the first quarter of 2013, we redeemed our outstanding 5.375% Notes due 2013, for par value of $71 million. We incurred $2 million of premiums paid and additional charges of $1 million, included in Interest expense, net of the Consolidated Statement of Earnings and Comprehensive (Loss) Income.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2015, we were in compliance with these financial covenants and borrowings under the Credit Agreement amounted to $50 million (December 31, 2014 – nil). At December 31, 2015, we had no outstanding letters of credit under this credit facility (December 31, 2014 – nil). We had $550 million unutilized and available under our contractually committed credit facility at December 31, 2015.

Term Loan

On July 20, 2015, a wholly-owned subsidiary of Domtar entered into a $300 million Term Loan Agreement that matures on July 20, 2025. The facility was fully drawn on August 19, 2015.

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%.

The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2015, we were in compliance with these financial covenants.

All borrowings under the Term Loan are unsecured. We and certain of our domestic subsidiaries unconditionally guarantee any obligations from time to time arising under the Term Loan Agreement.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2016, with a utilization limit for borrowings or letters of credit of $113 million at December 31, 2015. On February 12, 2016, this facility was renewed to mature in March 2019.

At December 31, 2015, we had no borrowings and $38 million of letters of credit under the program (December 31, 2014 – nil and $45 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At December 31, 2015, we had $75 million unutilized and available under the accounts receivable securitization facility.

Common Stock

On April 30, 2014, our Board of Directors approved a 2-for-1 split of our common stock to be effected through a stock dividend. Shareholders of record on June 10, 2014 received one additional share for every share they owned on that date. As a result of the stock split, total shares of our common stock outstanding increased from approximately 32.5 million to 65 million.

In addition, our Board of Directors approved an increase in the quarterly dividend on our common stock on a post-split basis, from $0.275 to $0.375 per share. This was equivalent to, on a pre-split basis, an increase of $0.20 per share (36%) per quarter.

During 2015, we declared four quarterly dividends of $0.40 per share, to holders of our common stock. The total dividends of approximately $26 million, $25 million, $25 million and $25 million were paid on April 15, 2015, July 15, 2015, October 15, 2015 and January 15, 2016, respectively, to shareholders of record as of April 2, 2015, July 2, 2015, October 2, 2015 and January 4, 2016, respectively.

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

On February 23, 2016, our Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of our common stock. This dividend is to be paid on April 15, 2016 to shareholders of record on April 4, 2016.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2015, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2015, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2015:

CONTRACT TYPE	2016	2017	2018	2019	2020	THEREAFTER	TOTAL
(in millions of dollars)
Notes (excluding interest)	$39	$63	—	50	—	$1,100	$1,252
Capital leases (including interest)	3	1	1	1	1	7	14
Long-term debt	42	64	1	51	1	1,107	1,266
Operating leases	22	19	17	15	13	45	131
Total obligations	$64	$83	$18	$66	$14	$1,152	1,397

COMMITMENT TYPE	2016	2017	2018	2019	2020	THEREAFTER	TOTAL
(in millions of dollars)
Other commercial commitments (1)	$78	$10	$2	1	—	—	$91

(1)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum total amount of $14 million to the pension plans in 2016 and a minimum total amount of $4 million in 2016 to the other post-retirement benefits plans.

For 2016 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 “Recent Accounting Pronouncements,” of this Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our principal accounting policies are described in Part II, Item 8 Financial statements and Supplementary Data, under Note 1 “Summary of Significant Accounting Policies” of this Annual Report on Form 10-K. Notes referenced in this section are included in Part II, Item 8 Financial statements and Supplementary Data of this Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, impairment of property, plant and equipment and definite-lived intangible assets, useful lives, closure and restructuring costs, impairment of goodwill, impairment of indefinite-lived assets, pension and other post-retirement benefit plans, income taxes, business combinations and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others as set forth in Note 1 “Summary of Significant Accounting Policies”, should be reviewed as they are essential to understanding our results of operations and financial condition. Actual results could differ from those estimates.

Environmental Matters and Other Asset Retirement Obligations

We maintain provisions for estimated environmental costs when remedial efforts are probable and can be reasonably estimated. Environmental provisions relate mainly to air emissions, effluent treatment, silvicultural activities and site remediation (together referred to as “environmental matters”). The environmental cost estimates reflect assumptions and judgments as to probable nature, magnitude and timing of required investigation, remediation and monitoring activities, as well as contribution by other responsible parties.

The most significant environmental provision is related to the Seaspan action. As at December 31, 2015, the provision for Seaspan did not change from December 31, 2014. The provision estimates are based on a remediation plan approved by the relevant government authorities. Additional information regarding Seaspan and other environmental matters is available in Note 22 “Commitments and Contingencies”.

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

Asset retirement obligations are mainly associated with asbestos containment and removal, landfill operation and bark pile management. We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. The fair value is based on the expected cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. Probabilities are applied to each of the cash flow scenarios to arrive at an expected cash flow. The estimated cash flows are then discounted using a credit adjusted risk-free interest rate in combination with business-specific and other relevant risks to discount the cash flow. The rates used vary between 5.5% and 12.0%.

Cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort. If unavailable, assumptions are based on internal experts, third-party engineers’ studies and historical experience in remediation work. As at December 31, 2015, we had an asset retirement obligation provision of $16 million for 13 locations ($20 million in 2014 for 13 locations).

At December 31, 2015, we had a provision of $52 million for environmental matters and other asset retirement obligations (2014 – $60 million, 2013 – $67 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.

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

Estimates of undiscounted future cash flows used to test the recoverability of the property, plant and equipment and definite-lived intangible assets includes key assumptions related to selling prices, inflation-adjusted cost projections, forecasted exchange rates (when applicable) and the estimated useful life. Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

In the fourth quarter of 2014, we announced the conversion of a paper machine at our Ashdown, Arkansas facility to a high quality fluff pulp line. As a result, we recognized $77 million of accelerated depreciation in 2015. An additional $25 million of accelerated depreciation relating to Ashdown is expected to be incurred in 2016 which will reduce our financial results for that period.

Given the closure of the paper machine, at the time of the announcement, we conducted a Step I impairment test and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying amount.

For further details on the impairment results, refer to Note 4 “Impairment and Write-Down of Property, Plant and Equipment”.

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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. In 2015, we recorded depreciation and amortization expense of $359 million compared to $384 million and $376 million in 2014 and 2013, respectively. At December 31, 2015, we had property, plant and equipment with a net book value of $2,835 million ($3,131 million in 2014) and definite-lived intangible assets, net of amortization of $343 million ($381 million in 2014).

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

Estimates of cash flows and fair value relating to closures and restructuring require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2015. Closure and restructuring cost estimates are dependent on future events. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

Due to the conversion of the paper machine at our Ashdown, Arkansas facility, we recognized $3 million related to cash severance and employee benefits in 2015. Our 2016 results are expected to be negatively impacted by approximately $23 million related to the fluff pulp conversion outage and $2 million for termination costs. Additional information can be found under Note 16 “Closure and Restructuring Costs and Liability”.

Goodwill Impairment Assessment

All goodwill resides in our Personal Care reporting segment. As of December 31, 2015, we had $539 million of goodwill. For further details on goodwill, refer to Note 3 “Acquisition of Businesses” and Note 12 “Goodwill”.

For purposes of impairment testing, goodwill must be assigned to one or more reporting units. In light of the increased integration amongst our acquired businesses, we reviewed and assessed the different components of our Personal Care segment in order to determine our reporting units for goodwill impairment. We concluded that all the components of the Personal Care segment share similar economic characteristics and should be aggregated. Thus goodwill impairment testing was done under one reporting unit combining Attends U.S., Attends Europe, AHP, Indas and EAM.

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

However, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In performing the qualitative assessment, we identify the relevant drivers of fair value of the reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value and assesses their impact on the fair value of the reporting unit. To carry out the qualitative assessment, we consider elements such as the results of recent fair value assessments, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting the Company and the business. The identification and impact assessment of events and circumstances on the fair value involves significant judgment and assumptions. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then we perform the quantitative Step I assessment.

The fair value of our reporting unit in Step I is derived using an income approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Considerable management judgment is necessary to estimate future cash flows used to measure the fair value. Key estimates supporting the cash flow projections include, but are not limited to, management's estimates of revenue growth rates and profit margins, economic indicators, industry and market conditions as well as estimates of capital expenditures and assumed terminal growth rates. The financial forecasts are consistent with our operating plans and take into consideration forecasted above-market growth to be driven mainly by recently secured and established customer relationships as well as capital investments in new production lines. The discount rate assumption used was based on the weighted-average cost of capital adjusted for business-specific and other relevant risks of the reporting units. We also perform an overall capitalization reconciliation to corroborate the fair value from the income approach to Domtar’s overall market capitalization.

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

As of October 1, 2015, the fair value of the reporting unit exceeded its carrying amount by 20%, therefore no impairment was recognized. Small variations to our assumptions and estimates, particularly in the expected growth rates embedded in our cash flow projections and the discount rate could have a significant impact on fair value. If the reporting unit does not perform in accordance with our expectations over the next few years, we will have to consider reducing our assumed growth rates, which, depending on the magnitude of the change, could result in a partial or full impairment charge.

The following table summarizes the approximate impact that a change in certain key assumptions would have on the present value of estimated future cash flows at October 1, 2015. Note that this sensitivity analysis assumes that all other assumptions and trends remain constant for each independent variable.

KEY ASSUMPTIONS	Approximate impact on the discounted cash flows (in millions of dollars)

Revenue growth rates (years 2017 - 2020)
1% increase	109
1% decrease	(109)
Terminal growth rates
0.5% increase	114
0.5% decrease	(99)
Discount rate
0.3% increase	(81)
0.3% decrease	89

Between annual impairment tests, we continue to monitor for potential indicators of impairment of goodwill whenever events or changes in circumstances occur, such as significant adverse changes in the business climate or operating results or changes in management's business strategy as well as significant changes in Domtar’s share price or Domtar’s overall market capitalization.

Indefinite-lived intangible assets impairment assessment

Indefinite-lived intangible assets consist of trade names ($215 million) and catalog rights ($37 million) following the business acquisitions in the Personal Care segment and license rights ($6 million) following the acquisition of Xerox’s paper and print media products.

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

In performing the quantitative assessment, fair value of the indefinite-lived intangible assets is derived using the income approach. Under the income approach, we estimate the fair value of indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to estimate future cash flows used to measure the fair value.  Key estimates supporting the cash flow projections include, but are not limited to, management's estimates of revenue growth rates and profit margins, economic indicators, industry and market conditions as well as estimates of capital expenditures and assumed terminal growth rates. The financial forecasts are consistent with our operating plans and those supporting the goodwill impairment test described above. The discount rate assumption used was based on the weighted-average cost of capital adjusted for business-specific and other relevant risks. In the event that the net carrying amount exceeds the fair value, the excess of the carrying value over the fair value is taken as an impairment charge in the period.

In the fourth quarter 2015, we performed a quantitative assessment for the trade names and catalog rights of the Personal Care segment. All indefinite-lived intangible assets have a fair value that significantly exceeds their respective carrying amounts therefore no impairment charge was recorded. However, different assumptions particularly in the expected growth rates embedded in our cash flow projections and the discount rate could have a significant impact on fair value. A significant reduction in the estimated fair values could result in significant non-cash impairment charges in the future.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to our contribution. Defined contribution pension expense was $32 million for the year ended December 31, 2015 (2014 - $28 million and 2013 - $29 million).

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

We account for pensions and other post-retirement benefits in accordance with Compensation-Retirement Benefits Topic of the Financial Accounting Standards Board-Accounting Standards Committee (“FASB ASC”) which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated Balance Sheets. Pension and other post-retirement benefit charges require assumptions in order to estimate the projected and accumulate benefit obligations. These assumptions require a significant amount of judgment and include:

-	Expected long-term rate of return on plan assets – used to estimate the growth and expected return on assets
-	Discount rate – used to determine interest costs and the net present value of our obligations
-	Rate of compensation increase – used to calculate the impact of future increases on our obligations
-	Health care cost trends – used to calculate the impact of future health care costs on our obligations
-	Employee related factors, such as mortality rates, turnover, retirement age and disabilities – used to determine the extent of our obligations

Changes in these assumptions result in actuarial gains or losses, which are amortized over the expected average remaining service life of the active employee group covered by the plans, only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the accrued benefit obligation at the beginning of the year, over the average remaining service period of approximately eight years of the active employee group covered by the pension plans, and 10 years of the active employee group covered by the other post-retirement benefits plans.

An expected rate of return on plan assets of 6.6% was considered appropriate by our management for the determination of pension expense for 2015. Effective January 1, 2016, we will use 5.5% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2015, for pension plans were estimated at 4.0% for the accrued benefit obligation and 3.8% for the net periodic benefit cost for 2015 and for post-retirement benefit plans were estimated at 4.1% for the accrued benefit obligation and 3.9% for the net periodic benefit cost for 2015.

Effective December 31, 2015, we changed the approach used to estimate the current service and interest cost components of net periodic benefit cost for Canadian pension plans and U.S. funded pension plans utilizing a yield curve approach. This change compared to the previous approach will result in different current service and interest cost components of net periodic benefit cost (credit) in future periods. Previously, the current service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the defined benefit obligation at the beginning of the year for each country. We elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of current service and interest cost components by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total defined benefit obligation, but will affect the current service and interest cost components going forward. We have accounted for this change as a change in accounting estimate.

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the accrued benefit obligation and 3.2% for the net periodic benefit cost) and for post-retirement benefits (set at 2.8% for the accrued benefit obligation and 2.8% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For employee related factors, mortality rate tables tailored to our industry were used and the others factor reflect our historical experience and management’s best judgment regarding future expectations.

For measurement purposes, a 5.0% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015. The rate was assumed to decrease gradually to 4.1% by 2033 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the accrued pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2015. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Accrued Benefit	Net Periodic	Accrued Benefit	Net Periodic
	Obligation	Benefit Cost	Obligation	Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	(16)	N/A	N/A
1% decrease	N/A	16	N/A	N/A
Discount rate
Impact of:
1% increase	(165)	(5)	(10)	-
1% decrease	202	19	13	1
Assumed overall healthcare cost trend
Impact of:
1% increase	N/A	N/A	7	1
1% decrease	N/A	N/A	(6)	(1)

Our pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, and to fund solvency deficiencies, funding shortfalls and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefit payments. We expect to contribute a minimum total amount of $14 million in 2016 compared to $13 million in 2015 (2014- $29 million) to the pension plans. We expect to contribute a minimum total amount of $4 million in 2016 compared to $5 million in 2015 to the other post-retirement benefit plans (2014 - $5 million; 2013 - $10 million).

Benefit obligations and fair values of plan assets as of December 31, 2015 for our pension and post-retirement plans were are follows:

	December 31, 2015		December 31, 2014
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,509)	(86)	(1,723)	(105)
Fair value of assets at end of year	1,493	—	1,721	—
Funded status	(16)	(86)	(2)	(105)

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits and losses for which a valuation allowance of $4 million exists at December 31, 2015, and certain foreign loss carryforwards for which a valuation allowance of $19 million exists at December 31, 2015. Of this amount, $1 million impacted tax expense and the effective tax rate for 2015 (2014 – $7 million; 2013 – $5 million).

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17 which require that deferred tax assets and liabilities be classified as noncurrent on an entity’s balance sheet.  While this standard is effective beginning with our 2017 filing, we have adopted early and our deferred tax assets and liabilities on our balance sheet for December 31, 2015 have been classified as entirely noncurrent.  Note that our early adoption is on a prospective basis.

Our deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, pension and post-retirement benefit liabilities, net operating loss carryforwards, and available tax credits. Our deferred tax liabilities are mainly composed of temporary differences pertaining to property, plant, and equipment, intangible assets, and other items. Estimating the ultimate settlement period requires judgment. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2015, we had gross unrecognized tax benefits of $41 million (2014 – $48 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

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

The purchase price allocation process required us to use significant estimates and assumptions, including fair value estimates, as of the business combination date. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based in part on historical experience and information obtained from management of the acquired company, in part based on valuation models that incorporate projections of expected future cash flows and operating plans and are inherently uncertain. Valuations are performed by management or third party valuation specialists under management's supervision. In determining the fair value of assets acquired and liabilities assumed in business combinations, as appropriate, we may use one of the following recognized valuation methods: the income approach (including discounted cash flows from relief from royalty and excess earnings model), the market approach and/or the replacement cost approach.

Examples of significant estimates used to value certain intangible assets acquired include but are not limited to:

-	sales volume, pricing and future cash flows of the business overall
-

future expected cash flows from customer relationships, acquired license rights and other identifiable intangible assets, including future price levels, rates of increase in revenue and appropriate attrition rate

-

the acquired company’s brand and competitive position, royalty rate quantum, as well as assumptions about the period of time the acquired brand will continue to benefit to the combined company’s product portfolio

-	cost of capital, risk-adjusted discount rates and income tax rates

However, different assumptions regarding projected performance and other factors associated with the acquired assets may affect the amount recorded under each type of asset and liability, mainly between property plant and equipment, intangibles assets, goodwill and deferred income tax liabilities and subsequent assessment could result in future impairment charges. The purchase price allocation process also entails us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date.

Contingencies related to legal claims

As discussed in Part I, Item 1A of this Form 10-K, under the risk “Failure to comply with applicable laws and regulations could have a material adverse affect on our business, financial results or condition” and in Part II, Item 8 of this Form 10-K in Note 22 “Commitments and Contingencies”, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The most likely cost to be incurred is accrued based on an evaluation of the then available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. For further details on “Contingencies” and legal claims refer to Note 22 “Commitments and Contingencies”.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers
Business Papers	$16
Commercial Print & Publishing Papers	10
Specialty & Packaging Papers	5
Pulp - net position
Softwood	$11
Fluff	5
Hardwood	-
Foreign exchange, excluding depreciation and amortization
(US $0.01 change in relative value to the Canadian dollar before hedging)	9
(US $0.01 change in relative value to the EURO before hedging)	1
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	6

[1]	Based on estimated 2016 capacity (ST or ADMT).
[2]	Based on estimated 2016 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange, pulp and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on the accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2015, one of our Pulp and Paper segment customers located in the United States represented 12% ($78 million) (2014 – 10% ($64 million)) of our total receivables.

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

INTEREST RATE RISK

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents, bank indebtedness, bank credit facility, term loan and long-term debt. Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. In December 2014, we entered into a $100 million notional 2.5 year fixed to floating interest rate swap to receive fixed (1.0225%) and pay the three month LIBOR. This swap was designated as a fair value hedge for a portion of our 10.75% Notes due June 2017. The changes in fair value of both the hedging and the hedged item were immediately recognized in interest expense. Gains (losses) related to the ineffectiveness portion of the hedges were not material for this reporting period. In August 2015, we terminated this swap simultaneously with the redemption of $215 million of our 10.75% Notes, with no significant impact on net earnings.

COST RISK

We purchase natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, we may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 60 months.

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the United States, Canada and Europe. As a result, we are exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. Accordingly, our earnings are affected by increases or decreases in the value of the Canadian dollar and European currencies. Our European subsidiaries are also exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than their Euro functional currency. Our risk management policy allows us to hedge a significant portion of the exposure to fluctuations in foreign currency exchange rates for periods up to three years. We may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates.

Derivatives are used to hedge forecasted purchases in Canadian dollars by our Canadian subsidiary over the next 24 months. Derivatives are also used to hedge forecasted sales by our U.S. subsidiaries in Euros and in British pounds over the next 12 months as well as to hedge forecasted sales in British pounds and Norwegian krone and forecasted purchases in U.S. dollars and Swedish krona by our European subsidiaries over the next 12 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were fully effective as of December 31, 2015. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive (Loss) Income for the year ended December 31, 2015 resulting from hedge ineffectiveness (2014 and 2013 - nil).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Domtar Corporation and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 26, 2016

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2015	2014	2013
	$	$	$
Sales	5,264	5,563	5,391
Operating expenses
Cost of sales, excluding depreciation and amortization	4,147	4,396	4,361
Depreciation and amortization	359	384	376
Selling, general and administrative	394	416	381
Impairment and write-down of property, plant and equipment (NOTE 4)	77	4	22
Closure and restructuring costs (NOTE 16)	4	28	18
Other operating (income) loss (NOTE 8)	(5)	(29)	72
	4,976	5,199	5,230
Operating income	288	364	161
Interest expense, net (NOTE 9)	132	103	89
Earnings before income taxes and equity loss	156	261	72
Income tax expense (benefit) (NOTE 10)	14	(170)	(20)
Equity loss, net of taxes	—	—	1
Net earnings	142	431	91
Per common share (in dollars) (NOTE 6)
Net earnings
Basic	2.24	6.65	1.37
Diluted	2.24	6.64	1.36
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	63.3	64.8	66.6
Diluted	63.4	64.9	66.7
Cash dividends per common share	1.58	1.30	1.00
Net earnings	142	431	91
Other comprehensive (loss) income:
Net derivative losses on cash flow hedges
Net losses arising during the period, net of tax $(28) (2014 - $(15); 2013 - $ (6))	(41)	(23)	(10)
Less: Reclassification adjustment of losses included in net earnings, net of tax of $(18) (2014 - $(4); 2013 - $(3))	26	8	5
Foreign currency translation adjustments	(223)	(200)	(56)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2) (2014 - $(2); 2013 - $(53))	5	12	124
Other comprehensive (loss) income	(233)	(203)	63
Comprehensive (loss) income	(91)	228	154

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31,	December 31,
	2015	2014
	$	$
Assets
Current assets
Cash and cash equivalents	126	174
Receivables, less allowances of $6 and $6	627	628
Inventories (NOTE 11)	766	714
Prepaid expenses	21	25
Income and other taxes receivable	14	54
Deferred income taxes (NOTE 10)	—	75
Total current assets	1,554	1,670
Net property, plant and equipment (NOTE 13)	2,835	3,131
Goodwill (NOTE 12)	539	567
Intangible assets, net of amortization (NOTE 14)	601	661
Other assets (NOTE 15)	134	156
Total assets	5,663	6,185

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	10
Trade and other payables (NOTE 17)	720	721
Income and other taxes payable	27	26
Long-term debt due within one year (NOTE 19)	41	169
Total current liabilities	788	926

Long-term debt (NOTE 19)	1,219	1,181
Deferred income taxes and other (NOTE 10)	654	810
Other liabilities and deferred credits (NOTE 20)	350	378

Commitments and contingencies (NOTE 22)

Shareholders' equity (NOTE 21)

Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,151,168 and 991,017 shares	—	—
Additional paid-in capital	1,966	2,012
Retained earnings	1,186	1,145
Accumulated other comprehensive loss	(501)	(268)
Total shareholders' equity	2,652	2,890
Total liabilities and shareholders' equity	5,663	6,185

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$	$
Balance at December 31, 2012	34.8	—	48	2,175	782	(128)	2,877
Conversion of exchangeable shares	—	—	(4)	4	—	—	—
Stock-based compensation, net of tax	0.1	—	—	3	—	—	3
Net earnings	—	—	—	—	91	—	91
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(6)	—	—	—	—	—	(10)	(10)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(3)	—	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	—	(56)	(56)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(53)	—	—	—	—	—	124	124
Stock repurchase	(2.5)	—	—	(183)	—	—	(183)
Cash dividends declared	—	—	—	—	(69)	—	(69)
Balance at December 31, 2013	32.4	—	44	1,999	804	(65)	2,782
Conversion of exchangeable shares	—	—	(12)	12	—	—	—
Stock split	32.5	1	—	—	—	—	1
Redemption of exchangeable shares	—	—	(32)	32	—	—	—
Stock-based compensation, net of tax	0.1	—	—	7	—	—	7
Net earnings	—	—	—	—	431	—	431
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(15)	—	—	—	—	—	(23)	(23)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(4)	—	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	—	(200)	(200)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	—	12	12
Stock repurchase	(1.0)	—	—	(38)	—	—	(38)
Cash dividends declared	—	—	—	—	(90)	—	(90)
Balance at December 31, 2014	64.0	1	—	2,012	1,145	(268)	2,890
Stock-based compensation, net of tax	—	—	—	4	—	—	4
Net earnings	—	—	—	—	142	—	142
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $(28)						(41)	(41)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(18)	—	—	—	—	—	26	26
Foreign currency translation adjustments	—	—	—	—	—	(223)	(223)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	—	5	5
Stock repurchase	(1.2)	—	—	(50)	—	—	(50)
Cash dividends declared	—	—	—	—	(101)	—	(101)
Balance at December 31, 2015	62.8	1	—	1,966	1,186	(501)	2,652

The accompanying notes are an integral part of the consolidated financial statements

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
	$	$	$
Operating activities
Net earnings	142	431	91
Adjustments to reconcile net earnings to cash flows operating activities
Depreciation and amortization	359	384	376
Deferred income taxes and tax uncertainties (NOTE 10)	(56)	(201)	(8)
Impairment and write-down of property, plant and equipment (NOTE 4)	77	4	22
Net (gains) losses on disposals of property, plant and equipment and sale of business	(15)	—	4
Stock-based compensation expense	5	4	5
Equity loss, net	—	—	1
Other	4	3	(2)
Changes in assets and liabilities, excluding the effects of acquisition and sale of businesses
Receivables	(22)	39	(70)
Inventories	(84)	(29)	(8)
Prepaid expenses	5	1	1
Trade and other payables	—	(33)	(11)
Income and other taxes	38	12	(26)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(1)	16	31
Other assets and other liabilities	1	3	5
Cash flow provided from operating activities	453	634	411
Investing activities
Additions to property, plant and equipment	(289)	(236)	(242)
Proceeds from disposals of property, plant and equipment and sale of businesses	36	1	61
Acquisition of businesses, net of cash acquired (NOTE 3)	—	(546)	(287)
Other	9	(5)	(1)
Cash flow used for investing activities	(244)	(786)	(469)
Financing activities
Dividend payments	(100)	(84)	(67)
Stock repurchase	(50)	(38)	(183)
Net change in bank indebtedness	(11)	(6)	(3)
Change of revolving bank credit facility	50	(160)	160
Proceeds from receivables securitization facility	—	90	—
Payments on receivables securitization facility	—	(129)	249
Issuance of long-term debt	300	—	—
Repayment of long-term debt	(439)	(4)	(102)
Other	1	5	—
Cash flows (used for) provided from financing activities	(249)	(326)	54
Net decrease in cash and cash equivalents	(40)	(478)	(4)
Impact of foreign exchange on cash	(8)	(3)	(2)
Cash and cash equivalents at beginning of year	174	655	661
Cash and cash equivalents at end of year	126	174	655
Supplemental cash flow information
Net cash payments for:
Interest (including $40 million of redemption premiums in 2015 and $2 million of tender offer premiums in 2013)	133	92	81
Income taxes paid, net	34	18	5

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including communication papers, specialty and packaging papers and absorbent hygiene products. The foundation of its business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. The majority of this pulp production is consumed internally to manufacture paper and other consumer products with the balance sold as market pulp. Domtar is the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. Domtar is also a marketer and producer of a broad line of incontinence care products, marketed primarily under the Attends®, IncoPack and Indasec ® brand names, as well as infant diapers.

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

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Earnings and Comprehensive (Loss) Income and is partially offset by our hedging program (refer to Note 23 “Derivatives and hedging activities and fair value measurement”).

At December 31, 2015, the accumulated translation adjustment accounts amounted to $(271) million (2014 – $(48) million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Domtar recognizes revenue when pervasive evidence of an arrangement exists, the customer takes title and assumes the risks and rewards of ownership, the sales price charged is fixed or determinable and when collection is reasonably assured. Revenue is recorded at the time of shipment for terms designated free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site, when the title and risk of loss are transferred.

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of Cost of sales in the Consolidated Statements of Earnings and Comprehensive (Loss) Income.

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

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2015. Closure and restructuring cost estimates are dependent on future events. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

INCOME TAXES

Domtar uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The Company records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. The change in the net deferred tax asset or liability is included in Income tax  expense (benefit) or in Other comprehensive (loss) income in the Consolidated Statements of Earnings and Comprehensive (Loss) Income. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” (a probability level of more than 50 percent) that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets.

The Company recognizes interest and penalties related to income tax matters as a component of Income tax  expense (benefit) in the Consolidated Statements of Earnings and Comprehensive (Loss) Income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost which approximates fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECEIVABLES

Receivables are recorded net of a provision for doubtful accounts that is based on expected collectability. The securitization of receivables is accounted for as secured borrowings. Accordingly, financing expenses related to the securitization of receivables are recognized in earnings as a component of Interest expense in the Consolidated Statements of Earnings and Comprehensive (Loss) Income.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to cost certain domestic raw materials, in process and finished goods inventories. LIFO inventories were $288 million and $229 million at December 31, 2015 and 2014, respectively. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are costed at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $66 million and $71 million greater at December 31, 2015 and 2014, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, as measured by comparing the net book value of the asset group to their estimated undiscounted future cash flows. Impaired assets are recorded at estimated fair value, determined principally by using discounted future cash flows expected from their use and eventual disposition (refer to Note 4 “Impairment and write-down of property, plant and equipment”).

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized and is evaluated for impairment at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. The Company performs the impairment test of goodwill at its reporting unit’s level.

The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. In performing the qualitative assessment, the Company identifies the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value and assesses their impact on the fair value of the reporting unit. To carry out the qualitative assessment, the Company considers elements such as the results of recent fair value assessments, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting the Company and the business. The identification and impact assessment of events and circumstances on the fair value involves significant judgment and assumptions. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then it performs Step I of the two-step impairment test. The Company can also elect to bypass the qualitative assessment and proceed directly to the Step I of the impairment test.

The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. Significant judgment is required to estimate the fair value of a reporting unit.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company typically uses an income method to determine the fair value of a reporting unit. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. Key assumptions supporting the cash flow projections include, but are not limited to, estimates of future sales volumes, selling prices and costs, changes in working capital, investments in property, plant and equipment and discount rate.  Assumptions used in our impairment evaluations are consistent with internal projections and operating plans. Analysis of the sensitivities of the fair value estimate to changes in assumptions are also performed. Unanticipated market and macroeconomic events and circumstances may occur and could affect the exactitude and validity of management assumptions and estimates.

In the event that the net carrying amount, including goodwill, exceeds the fair value of the reporting unit, the second step of the impairment test must be performed in order to determine the amount of the impairment charge. Fair value of goodwill in Step II of the impairment test is estimated in the same way as goodwill was determined at the date of the acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the business.

All goodwill as of December 31, 2015 resides in the Personal Care reporting segment, and originated from the acquisitions of Attends Healthcare Inc. on September 1, 2011, Attends Healthcare Limited on March 1, 2012, EAM Corporation on May 10, 2012, AHP on July 1, 2013 and Laboratorios Indas on January 2, 2014. Please refer to Note 3 “Acquisition of businesses” for additional information regarding the most recent acquisitions.

Indefinite-lived intangible assets are not amortized and are evaluated individually at the beginning of the fourth quarter of every year, or more frequently whenever indicators of potential impairment exist. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment follows the same process as the one performed for goodwill, as described above. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the indefinite-lived intangible assets are less than their carrying amounts, then a quantitative impairment test is required. The Company can also elect to proceed directly to the quantitative test. The quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible assets determined using a variety of methodologies to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets include trade names related to Attends®, IncoPack®, Indasec®, catalog rights related to Laboratorios Indas S.A.U., and license rights related to Xerox. The Company reviews its indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support indefinite useful lives.

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

Amortization is based on the following useful lives:

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

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ENVIRONMENTAL COSTS AND ASSET RETIREMENT OBLIGATIONS

Environmental expenditures for effluent treatment, air emission, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, Domtar Corporation incurs certain operating costs for environmental matters that are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted, due to uncertainty with respect to timing of expenditures, and are recorded when remediation efforts are probable and can be reasonably estimated.

Asset retirement obligations are mainly associated with landfill operation and closure, asbestos containment and removal and bark pile management and are recognized, at fair value, in the period in which Domtar Corporation incurs a legal obligation associated with the retirement of an asset. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated or on a probability-weighted discounted cash flow estimate. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using the credit adjusted risk-free interest rate used to discount the cash flow.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Domtar recognizes the cost of employee services received in exchange for awards of equity instruments over the requisite service period, based on their grant date fair value for awards accounted for as equity and based on the quoted market value of each reporting period for awards accounted for as liability. The Company awards are accounted for as compensation expense and presented in Additional paid-in capital on the Consolidated Balance Sheets for equity type awards and presented in Other liabilities and deferred credits on the Consolidated Balance Sheets for liability type awards.

The Company’s awards may be subject to market, performance and/or service conditions. Any consideration paid by plan participants on the exercise of stock options or the purchase of shares is credited to Additional paid-in capital on the Consolidated Balance Sheets. The par value included in the Additional paid-in capital component of stock-based compensation is transferred to Common shares upon the issuance of shares of common stock.

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

Under the 2007 Omnibus Incentive Plan (“Omnibus Plan”), a maximum of 2,267,680 shares are reserved for issuance in connection with awards granted or to be granted.

DERIVATIVE INSTRUMENTS

Derivative instruments are utilized by Domtar as part of the overall strategy to manage exposure to fluctuations in foreign currency, interest rate and commodity price on certain purchases. As a matter of policy, derivatives are not used for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities or group of financial assets and liabilities, hedge accounting is applied. In a fair value hedge, changes in fair value of derivatives are recognized in the Consolidated Statements of Earnings and Comprehensive (Loss) Income. The change in fair value of the hedged item attributable to the hedged risk is also recorded in the Consolidated Statements of Earnings and Comprehensive (Loss) Income by way of a corresponding adjustment of the carrying amount of the hedged item recognized in the Consolidated Balance Sheets. In a cash flow hedge, changes in fair value of derivative instruments are recorded in Other comprehensive (loss) income. These amounts are reclassified in the Consolidated Statements of Earnings and Comprehensive (Loss) Income in the periods in which results are affected by the cash flows of the hedged item within the same line item. Any hedge ineffectiveness is recorded in the Consolidated Statements of Earnings and Comprehensive (Loss) Income when incurred.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PENSION PLANS

Domtar’s plans include funded and unfunded defined benefit and defined contribution pension plans. Domtar recognizes the overfunded or underfunded status of defined benefit and underfunded defined contribution pension plans as an asset or liability in the Consolidated Balance Sheets. The net periodic benefit cost includes the following:

-	The cost of pension benefits provided in exchange for employees’ services rendered during the period,
-	The interest cost of pension obligations,
-	The expected long-term return on pension fund assets based on a market value of pension fund assets,
-	Gains or losses on settlements and curtailments,
-	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately eight years of the active employee group covered by the plans, and
-

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the accrued benefit obligation or market value of plan assets at the beginning of the year over the average remaining service period of approximately eight years of the active employee group covered by the plans.

The defined benefit plan obligations are determined in accordance with the projected unit credit actuarial cost method.

OTHER POST-RETIREMENT BENEFIT PLANS

The Company recognizes the unfunded status of other post-retirement benefit plans (other than multiemployer plans) as a liability in the Consolidated Balance Sheets. These benefits, which are funded by Domtar as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The Company amortizes the cumulative net actuarial gains and losses in excess of 10% of the accrued benefit obligation at the beginning of the year over the average remaining service period of approximately 10 years of the active employee group covered by the plans.

BUSINESS COMBINATION

The Company applies the acquisition method of accounting in a business combination. In general, this methodology requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. The value is determined from the viewpoint of market participants. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded in the line item Goodwill in the Consolidated Balance Sheets. Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset useful lives for property, plant and equipment and amortization periods for intangible assets, and can materially affect the Company's results of operations. Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in the Company's consolidated statement of income.

GUARANTEES

A guarantee is a contract or an indemnification agreement that contingently requires Domtar to make payments to the other party of the contract or agreement, based on changes in an underlying item that is related to an asset, a liability or an equity security of the other party or on a third party’s failure to perform under an obligating agreement. It could also be an indirect guarantee of the indebtedness of another party, even though the payment to the other party may not be based on changes in an underlying item that is related to an asset, a liability or an equity security of the other party. Guarantees, when applicable, are accounted for at fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

DEFERRED TAX ASSET AND LIABILITY

In November 2015, the FASB issued ASU 2015-17, an update on the balance sheet classification of deferred taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in the classified statement of financial position.

The updates in the amendment are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. In accordance with the amendment guidance, the Company elected to early adopt the new requirement. The amendment was treated prospectively and prior periods were not retrospectively adjusted.

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

CLOUD COMPUTING ARRANGEMENTS

In April 2015, the FASB issued ASU 2015-05, which clarifies the circumstances under which a cloud computing customer would account for a cloud computing arrangement as a license of internal-use software under Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The amendments provide customers with guidance on determining whether or not a cloud computing arrangement includes a software license that should be accounted as internal-use software.

The amendments in this update are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this additional guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

INVENTORY

In July 2015, the FASB issued ASU 2015-11, an update on Inventory. The amendments in this update require entities to measure most inventories at the lower of cost and net realizable value, therefore simplifying the current guidance under which an entity must measure inventory at the lower of cost or market, which in this context, was defined as one of three different measures and was unnecessarily complex. The amendment does not apply to inventory that has been valued using the LIFO method or the Retail inventory method (“RIM”).

The amendments in this update are effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively and early adoption is permitted. The Company does not expect this additional guidance to have a material impact on the consolidated financial statements.

FINANCIAL INSTRUMENTS

In January 2016, the FASB issued ASU 2016-01, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.

The amendments in this update are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. To adopt the amendments, the Company will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective; early adoption is permitted. The Company does not expect this additional guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

DECEMBER 31, 2015

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

Xerox

On June 1, 2013, Domtar Corporation completed the acquisition of Xerox’s paper and print media product’s assets in the United States and Canada. The transaction included a broad range of coated and uncoated papers and specialty print media including business forms, carbonless as well as wide-format paper formerly distributed by Xerox. The results of this business are presented in the Pulp and Paper reportable segment. The purchase price was $7 million in cash plus inventory on a dollar for dollar basis.

The total purchase price was allocated to tangible and intangible assets acquired based on the Company’s estimates of their fair value, which were based on information available at that time. During the third quarter of 2013, the Company completed the evaluation of all assets and liabilities.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4.

IMPAIRMENT AND WRITE-DOWN OF PROPERTY, PLANT AND EQUIPMENT

The Company reviews definite-lived intangible assets and property, plant and equipment for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the intangible and long-lived assets may not be recoverable.

Estimates of undiscounted future cash flows used to test the recoverability of the fixed assets included key assumptions related to selling prices, inflation-adjusted cost projections, forecasted exchange rates when applicable and the estimated useful life of the fixed assets.

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Ashdown, Arkansas pulp and paper mill - Conversion of a paper machine

In the fourth quarter of 2014, the Company announced the conversion of a paper machine at Ashdown, Arkansas pulp and paper mill to a high quality fluff pulp line. As a result, the Company recognized $77 million of accelerated depreciation in 2015. An additional $25 million of accelerated depreciation is expected to be incurred in 2016.

Given the closure of the paper machine, at the time of the announcement, the Company conducted a Step I impairment test on the Ashdown mill’s asset group and concluded that the undiscounted estimated future cash flows associated with the remaining long-lived assets exceeded their carrying amount.

Attends Europe

During the fourth quarter of 2013, due to the replacement of certain equipment at its Attends Europe location, the Company recorded a $2 million write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive (Loss) Income.

Pulp and paper converting site

During the fourth quarter of 2013, the Company recorded a $5 million write-down of property, plant and equipment in one of its converting sites in the Pulp and Paper segment, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive (Loss) Income.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

PERFORMANCE SHARE UNITS (“PSUs”)

PSUs are granted to Management Committee and non-Management Committee members. These awards will be settled in shares for Management Committee members and in cash equivalent to the share price for non-Management Committee members, based on market conditions and/or performance and service conditions. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. These awards will cliff vest at various dates up to December 31, 2017.

		Weighted
		average grant
PSU	Number of units	date fair value
		$
Vested and non-vested at December 31, 2012	364,488	52.27
Granted	194,304	35.97
Forfeited	(8,554)	44.04
Cancelled	(101,978)	45.85
Vested and settled	(98,184)	62.83
Vested and non-vested at December 31, 2013	350,076	42.60
Granted	175,815	53.97
Forfeited	(33,076)	45.29
Cancelled	(89,622)	49.79
Vested and settled	(92,890)	46.49
Vested and non-vested at December 31, 2014	310,303	45.52
Granted	219,453	44.22
Forfeited	(21,918)	45.52
Cancelled	(60,768)	35.40
Vested and settled	(20,991)	51.48
Vested and non-vested at December 31, 2015	426,079	46.00

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

The fair value of PSUs granted in 2015, 2014 and 2013 was estimated at the grant date using a Monte Carlo simulation methodology. The Monte Carlo simulation creates artificial futures by generating numerous sample paths of potential outcomes. The following assumptions were used in calculating the fair value of the units granted:

	2015	2014	2013
Dividend yield	3.220%	1.980%	2.230%
Expected volatility 1 year	34%	31%	23%
Expected volatility 3 years	30%	31%	35%
Risk-free interest rate December 31, 2013	—	—	0.679%
Risk-free interest rate December 31, 2014	—	0.499%	0.469%
Risk-free interest rate December 31, 2015	0.732%	0.447%	0.549%
Risk-free interest rate December 31, 2016	0.893%	0.755%	—
Risk-free interest rate December 31, 2017	1.200%	—	—

At December 31, 2015, of the total vested and non-vested PSUs, 174,075 are expected to be settled in shares and 252,004 will be settled in cash.

RESTRICTED STOCK UNITS (“RSUs”)

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

		Weighted
		average grant
RSU	Number of units	date fair value

		$
Non-vested at December 31, 2012	566,116	38.68
Granted/issued	121,654	38.24
Forfeited	(15,214)	41.58
Vested and settled	(298,142)	34.86
Non-vested at December 31, 2013	374,414	41.46
Granted/issued	130,045	49.95
Forfeited	(29,230)	44.37
Vested and settled	(161,009)	41.27
Non-vested at December 31, 2014	314,220	44.80
Granted/issued	164,879	43.21
Forfeited	(12,464)	44.78
Vested and settled	(119,669)	44.31
Non-vested at December 31, 2015	346,966	44.21

At December 31, 2015, of the total non-vested RSUs, 133,201 are expected to be settled in shares and 213,765 will be settled in cash.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

DEFERRED SHARE UNITS (“DSUs”)

DSUs are granted to the Company’s Directors. The DSUs granted to the Directors vest immediately on the grant date. The DSUs are credited with dividend equivalents in the form of additional DSUs when cash dividends are paid on the Company’s stock. For Directors’ DSUs, the Company will deliver at the option of the holder either one share of common stock or the cash equivalent of the fair market value on settlement of each outstanding DSU (including dividend equivalents accumulated) upon termination of service. Directors who attained the share ownership requirements may elect to receive the equity component of their annual retainer in DSUs that may be settled in either cash or stock one year after the grant date. The grant date fair value of DSU awards is equal to the market value of the Company’s stock on the date the awards are granted.

Management Committee members may elect to defer awards earned under another program into DSUs. In 2015, no vested awards were deferred to DSUs (2014 – 6,799; 2013 – 7,680) and those DSUs can be settled in shares of common stock beginning February 2017.

		Weighted
		average grant
DSU	Number of units	date fair value
		$
Vested at December 31, 2012	277,654	24.14
Granted/issued	38,086	38.80
Settled	(43,998)	28.21
Vested at December 31, 2013	271,742	25.54
Granted/issued	39,165	44.25
Settled	(48,186)	32.17
Vested at December 31, 2014	262,721	27.11
Granted/issued	40,494	39.92
Settled	(13,755)	41.88
Vested at December 31, 2015	289,460	28.20

NON-QUALIFIED & PERFORMANCE STOCK OPTIONS

Stock options are granted to Management Committee and non-Management Committee members. The stock options vest at various dates up to February 23, 2018 subject to service conditions for non-qualified stock options and, for performance stock options, if certain market conditions are met in addition to the service period. The options expire at various dates no later than seven years from the date of grant.

The fair value of the stock options granted in 2015, 2014 (except for the stock options granted on May 1, 2014) and 2013 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted:

	2015	2014	2013
Dividend yield	3.22%	2.62%	2.67%
Expected volatility	32%	32%	35%
Risk-free interest rate	1.47%	1.34%	0.76%
Expected life	4.5 years	4.5 years	4.5 years
Strike price	$43.42	$53.12	$38.35

The grant date fair value of the non-qualified options granted in 2015 was $8.96 (2014 – $11.60; 2013 – $8.86).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

On May 1, 2014, the Company granted 22,448 options to Michael Garcia, President Pulp and Paper Division, as part of his employment conditions, and the following assumptions were used in calculating the fair value of the options granted:

2014
Dividend yield	2.80%
Expected volatility	33%
Risk-free interest rate	1.485%
Expected life	4.5 years
Strike price	$47.08

The grant date fair value of the non-qualified options granted on May 1, 2014 was $10.52.

		Weighted average	Weighted average	Aggregate intrinsic
	Number	exercise	remaining life	value
OPTIONS (including Performance options)	of options	price	(in years)	(in millions)
		$		$
Outstanding at December 31, 2012	471,182	40.78	2.2	4.2
Granted	135,174	38.35	6.1	1.2
Exercised	(101,852)	19.40	—	—
Forfeited/expired	(38,830)	50.62	—	—
Outstanding at December 31, 2013	465,674	43.93	2.6	3.3
Options exercisable at December 31, 2013	200,274	36.83	1.7	2.1
Outstanding at December 31, 2013	465,674	43.93	2.6	3.3
Granted	270,028	52.48	6.2	—
Exercised	(131,312)	37.02	—	—
Forfeited/expired	(186,267)	55.67	—	—
Outstanding at December 31, 2014	418,123	46.39	4.6	0.5
Options exercisable at December 31, 2014	93,027	37.40	2.0	0.3
Outstanding at December 31, 2014	418,123	46.39	4.6	0.5
Granted	82,885	43.42	6.2	—
Exercised	(35,924)	43.13	—	—
Forfeited/expired	(13,782)	34.08	—	—
Outstanding at December 31, 2015	451,302	46.48	4.8	0.1
Options exercisable at December 31, 2015	176,315	44.56	3.9	0.1

In addition to the above noted outstanding options, the Company has 672 outstanding and exercisable stock appreciation rights at December 31, 2015 (2014 – 2,352) with a weighted average exercise price of $41.46 (2014 – $38.80).

The total intrinsic value of options exercised in 2015 was nil (2014 and 2013 – $2 million, respectively). Based on the Company’s closing year-end stock price of $36.95 (2014 – $40.22; 2013 – $47.17), the aggregate intrinsic value of options outstanding and options exercisable is nil.

For the year ended December 31, 2015, stock-based compensation expense recognized in the Company’s results of operations was $10 million (2014 – $9 million; 2013 – $13 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $16 million (2014 – $14 million; 2013 – $11 million) and will be recognized over the remaining service period of approximately 26 months. The aggregate value of liability awards settled in 2015 was $4 million (2014 – $12 million; 2013 –

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

$10 million). The total fair value of equity awards settled in 2015 was $3 million, representing the fair value at the time of settlement. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

EARNINGS PER COMMON SHARE

On April 30, 2014, the Company’s Board of Directors approved a 2-for-1 split of its common stock to be effected through a stock dividend. Shareholders of record on June 10, 2014 were entitled to receive one additional share for every share they owned on that date.

The calculation of basic earnings per common share is based on the weighted average number of Domtar common shares outstanding during the year. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common securities.

The following table provides the reconciliation between basic and diluted earnings per common share:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Net earnings	$142	$431	$91
Weighted average number of common and exchangeable shares outstanding (millions)	63.3	64.8	66.6
Effect of dilutive securities (millions)	0.1	0.1	0.1
Weighted average number of diluted common and exchangeable shares outstanding (millions)	63.4	64.9	66.7
Basic net earnings per common share (in dollars)	$2.24	$6.65	$1.37
Diluted net earnings per common share (in dollars)	$2.24	$6.64	$1.36

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	December 31,	December 31,	December 31,
	2015	2014	2013
Options	343,581	247,152	194,836

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2015, the related pension expense was $32 million (2014 – $28 million; 2013 – $29 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in a defined contribution pension plan. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Unionized and non-union hourly employees in the U.S. that are not grandfathered under the existing defined benefit pension plans, participate in a defined contribution pension plan for future service. The Company also sponsors a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs and medical and dental benefits. The Company also provides supplemental unfunded defined benefit pension plans and supplemental unfunded defined contribution pension plans to certain senior management employees.

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

The Company expects to contribute a minimum total amount of $14 million in 2016 compared to $13 million in 2015 (2014 – $29 million; 2013 – $35 million) to the pension plans. The Company expects to contribute a minimum total amount of $4 million in 2016 compared to $5 million in 2015 to the other post-retirement benefit plans (2014 – $5 million; 2013 – $10 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 31, 2015 and December 31, 2014, the measurement date for each year:

	December 31, 2015		December 31, 2014

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Accrued benefit obligation at beginning of year	1,723	105	1,715	103
Service cost for the year	34	2	35	2
Interest expense	60	4	77	5
Plan participants' contributions	6	—	6	—
Actuarial (gain) loss	(25)	(5)	158	9
Plan amendments	10	—	1	—
Benefits paid	(76)	—	(87)	—
Direct benefit payments	(3)	(5)	(5)	(5)
Settlement	(1)	—	(60)	—
Effect of foreign currency exchange rate change	(219)	(15)	(117)	(9)
Accrued benefit obligation at end of year	1,509	86	1,723	105

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets reflecting the actual return on plan assets, the contributions and the benefits paid during the year:

	December 31, 2015	December 31, 2014
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,721	1,709
Actual return on plan assets	63	253
Employer contributions	13	29
Plan participants' contributions	6	6
Benefits paid	(79)	(92)
Settlement	(1)	(60)
Effect of foreign currency exchange rate change	(230)	(124)
Fair value of assets at end of year	1,493	1,721

INVESTMENT POLICIES AND STRATEGIES OF THE PLAN ASSETS

The assets of the pension plans are held by a number of independent trustees and are accounted for separately in the Company’s pension funds. The investment strategy for the assets in the pension plans is to maintain a diversified portfolio of assets, invested in a prudent manner to maintain the security of funds while maximizing returns within the guidelines provided in the investment policy. Diversification of the pension plans’ holdings is maintained in order to reduce the pension plans’ annual return variability, reduce market and credit exposure to any single asset and to any single component of the capital markets, reduce exposure to unexpected inflation, enhance the long-term risk-adjusted return potential of the pension plans and reduce funding risk.

Over the long-term, the performance of the pension plans is primarily determined by the long-term asset mix decisions. To manage the long-term risk of not having sufficient funds to match the obligations of the pension plans, the Company conducts asset/liability

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The Company’s pension funds are not permitted to directly own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2015:

		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2015	2014
Fixed income
Cash and cash equivalents	0% - 9%	2%	3%
Bonds	46%-56%	51%	57%
Insurance contracts	6%	6%	0%
Equity
Canadian Equity	3% - 11%	6%	6%
U.S. Equity	9% - 19%	15%	15%
International Equity	15%-25%	20%	19%
Total (1)		100%	100%

(1)	Approximately 80% of the pension plans' assets relate to Canadian plans and 20% relate to U.S. plans.

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

	December 31, 2015		December 31, 2014

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,509)	(86)	(1,723)	(105)
Fair value of assets at end of year	1,493	—	1,721	—
Funded status	(16)	(86)	(2)	(105)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The funded status includes $46 million of accrued benefit obligation ($53 million at December 31, 2014) related to supplemental unfunded defined benefit and defined contribution plans.

	December 31, 2015		December 31, 2014

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables (Note 17)	—	(4)	—	(5)
Other liabilities and deferred credits (Note 20)	(129)	(82)	(123)	(100)
Other assets (Note 15)	113	—	121	—
Net amount recognized in the Consolidated Balance Sheets	(16)	(86)	(2)	(105)

The following table presents the pre-tax amounts included in Other comprehensive (loss) income:

	Year ended		Year ended		Year ended
	December 31, 2015		December 31, 2014		December 31, 2013
		Other		Other		Other
	Pension	post-retirement	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$
Prior service credit	(10)	—	(1)	—	—	—
Amortization of prior year service cost (credit)	3	—	3	—	3	(1)
Net gain (loss)	2	4	(8)	(8)	126	10
Amortization of net actuarial loss	7	1	28	—	38	1
Net amount recognized in other comprehensive income (loss) (pre-tax)	2	5	22	(8)	167	10

An estimated amount of $9 million for pension plans and nil for other post-retirement benefit plans will be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2016.

At December 31, 2015, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value of plan assets were $405 million and $276 million, respectively (2014 – $412 million and $290 million, respectively).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
Components of net periodic benefit cost for pension plans	2015	2014	2013
	$	$	$
Service cost for the year	34	35	42
Interest expense	60	77	75
Expected return on plan assets	(86)	(101)	(96)
Amortization of net actuarial loss	7	9	25
Curtailment loss(a)	—	—	1
Settlement loss(b)	—	19	13
Amortization of prior year service costs	3	3	3
Net periodic benefit cost	18	42	63

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
Components of net periodic benefit cost for other post-retirement benefit plans	2015	2014	2013
	$	$	$
Service cost for the year	2	2	3
Interest expense	4	5	5
Net periodic benefit cost	6	7	8

(a)	The curtailment loss for the year ended December 31, 2013 of $1 million is related to a U.S. hourly plan.
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

	December 31,	December 31,	December 31,
Pension plans	2015	2014	2013
Accrued benefit obligation
Discount rate	4.0%	3.9%	4.1%
Rate of compensation increase	2.7%	2.7%	2.7%
Net periodic benefit cost
Discount rate	3.8%	4.7%	4.2%
Rate of compensation increase	3.2%	2.7%	2.8%
Expected long-term rate of return on plan assets	6.6%	6.4%	5.8%

Effective December 31, 2015, the Company changed the approach used to estimate the current service and interest cost components of net periodic benefit cost for Canadian pension plans and U.S. funded pension plans utilizing a yield curve approach. This change compared to the previous approach will result in different current service and interest cost components of net periodic benefit cost (credit) in future periods. Previously, the current service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the defined benefit obligation at the beginning of the year for each country. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of current service and interest cost components by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total defined benefit obligation, but will affect the current service and interest cost components going forward. The Company has accounted for this change as a change in accounting estimate.

For the U.S. unfunded pension plan and other post-retirement benefits, given materiality, the previous approach has continued to be applied except that discount rates were determined based on plans’ projected cash flows.

For Canadian plans, short-term yields to maturity are derived from actual AA rated corporate bond yield data. For longer terms, extrapolated data is used. The extrapolated data are created by adding a term-based spread over long provincial bond yields. The spread is based on the observed spreads between AA rated corporate bonds and AA rated provincial bonds in three sections of the yield curve. For U.S. funded plans, the rates are taken from the Mercer Yield Curve which is based on bonds rated AA or better by Moody’s or Standard & Poor’s, excluding callable bonds, bonds of less than a minimum issue size, and certain other bonds. The

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

universe of bonds also includes private placement (traded in reliance on Rule 144A and with at least two years to maturity), make whole, and foreign corporation (denominated in U.S. dollars) bonds.

The discount rate for U.S. unfunded plans of 4.1% is obtained by incorporating the plans’ expected cash flows in the Mercer Yield Curve.

Effective January 1, 2016, the Company will use 5.5% (2015 – 5.6%; 2014 – 6.4%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations as applicable.

	December 31,	December 31,	December 31,
Other post-retirement benefit plans	2015	2014	2013
Accrued benefit obligation
Discount rate	4.1%	3.9%	4.8%
Rate of compensation increase	2.8%	2.8%	2.8%
Net periodic benefit cost
Discount rate	3.9%	4.8%	4.2%
Rate of compensation increase	2.8%	2.7%	2.8%

For measurement purposes, a 5.0% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015. The rate was assumed to decrease gradually to 4.1% by 2033 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
	$	$
Impact on net periodic benefit cost for other post-retirement benefit plans	1	(1)
Impact on accrued benefit obligation	7	(6)

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

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2015, by asset category:

		Fair Value Measurements at
		December 31, 2015
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	67	67	—	—
Asset backed notes (1)	146	—	136	10
Canadian government bonds	141	141	—	—
Canadian corporate debt securities	3	2	1	—
Bond index funds (2 & 3)	466	—	466	—
Canadian equities (4)	96	96	—	—
U.S. equities (5)	37	37	—	—
International equities (6)	229	229	—	—
U.S. stock index funds (3 & 7)	218	—	218	—
Insurance contracts (8)	86	—	—	86
Derivative contracts (9)	4	—	4	—
Total	1,493	572	825	96

(1)	This category is described in the section “Asset Backed Notes”.
(2)

This category represents two Canadian bond index funds not actively managed that track the FTSE TMX Long-term bond index, and the FTSE TMX Universe bond index and a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.

(3)

The fair value of these plan assets are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)

This category represents an active segregated, large capitalization Canadian equity portfolio with the ability to purchase small and medium capitalized companies and $4 million of Canadian equities held within an active segregated global equity portfolio.

(5)	This category represents U.S. equities held within an active segregated global equity portfolio.
(6)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.
(7)

This category represents equity index funds, not actively managed, that track the Standard & Poor’s 500 (“S&P 500”) index and an equity index fund not actively managed that tracks the Russell 3000 index.

(8)

This category includes: 1) two group annuity contracts totaling $78 million purchased through an insurance company that are held in the pension plans’ name as an asset within the pension plans. These insurance contracts cover pension entitlements associated with specific groups of retired members of the pension plans and 2) $8 million of insurance contracts with a minimum guarantee rate.

(9)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2014, by asset category:

	Fair Value Measurements at December 31, 2014
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	72	72	—	—
Asset backed notes (1)	180	—	165	15
Canadian government bonds	93	93	—	—
Canadian corporate debt securities	4	—	4	—
Bond index funds (2 & 3)	691	—	691	—
Canadian equities (4)	116	116	—	—
U.S. equities (5)	42	42	—	—
International equities (6)	255	255	—	—
U.S. stock index funds (3 & 7)	256	—	256	—
Insurance contracts (8)	8	—	—	8
Derivative contracts (9)	4	—	4	—
Total	1,721	578	1,120	23

(1)	This category is described in the section “Asset Backed Notes”.
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

ASSET BACKED NOTES

At December 31, 2015, Domtar’s Canadian defined benefit pension funds held restructured asset backed notes (“ABN”) valued at $146 million (CDN $201 million). At December 31, 2014, the plans held ABN valued at $180 million (CDN $209 million). During 2015, the total value of ABN was reduced by repayments and sales totalling $6 million (CDN $8 million), and by a $28 million impact of a decrease in the value of the Canadian dollar.

Most of these ABN, with a current value of $140 million (2014 and 2013 – $171 million and $193 million, respectively), were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009. About $136 million of these notes are expected to mature in one year. These notes are valued based upon current market quotes and auction results. The market values are supported by the value of the underlying investments held by the issuing conduit. The values for the $4 million of remaining ABN, that also were subject to the Montreal Accord, were sourced either from the asset manager of the ABN, or from trading values for similar securities of similar credit quality.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

An additional $6 million of ABN were restructured separately from the Montreal Accord. They are valued based upon the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount (equivalent 1.75% per annum) applied for illiquidity. They are expected to mature in one year.

Possible changes that could impact the future value of ABN include: (1) changes in the value of the underlying assets and the related derivative transactions, (2) developments related to the liquidity of the ABN market, (3) a severe and prolonged economic slowdown in North America and the bankruptcy of referenced corporate credits, and (4) the passage of time, as most of the notes will mature in approximately one year.

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	ABN(1)	Insurance contracts	TOTAL
	$	$	$
Balance at December 31, 2013	17	8	25
Purchases/(Settlements)	(14)	1	(13)
Return on plan assets	13	1	14
Effect of foreign currency exchange rate change	(1)	(2)	(3)
Balance at December 31, 2014	15	8	23
Purchases/(Settlements)	(4)	79	75
Return on plan assets	1	3	4
Effect of foreign currency exchange rate change	(2)	(4)	(6)
Balance at December 31, 2015	10	86	96

(1)	Includes $4 million of Montreal Accord in 2015 (2014 - $6 million)

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2015 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2016	96	4
2017	93	4
2018	96	4
2019	97	5
2020	97	5
2021-2025	497	23

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating (income) loss, net includes the following:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013
	$	$	$
Alternative fuel tax credits (Note 10)	—	(18)	26
Loss on sale of business (1)	—	—	20
Net gain on sale of property, plant and equipment (2)	(15)	—	(16)
Bad debt expense	5	2	2
Environmental provision	4	1	(1)
Foreign exchange gain	(3)	(1)	(9)
Litigation settlement (3)	—	—	49
Proceeds from insurance claims on machinery and equipment	—	(11)	—
Other	4	(2)	1
Other operating (income) loss, net	(5)	(29)	72

(1)	On July 31, 2013, the Company completed the sale of its Ariva U.S. business. The Company recorded a loss on sale of business of $20 million in 2013.

(2)

Effective June 23, 2015, Domtar finalized the previously announced sale of its Gatineau properties. Payment of $26 million (CDN $32 million) was received on July 3, 2015. As a result, the Company recorded a gain on sale of property, plant and equipment of $10 million (CDN $12 million) in the second quarter of 2015.

On March 22, 2013, the Company sold the building, remaining equipment and related land of the closed pulp and paper mill in Port Edwards, Wisconsin and recorded a gain on the sale of approximately $10 million. The transaction included specific machinery, equipment, furniture, parts, supplies, tools, real estate, land improvements, and other fixed or tangible assets. The assets were sold "as is" for proceeds of approximately $9 million and the environmental provision of $3 million related to these assets was contractually passed on to the buyer and released from the Company’s liabilities. The net book value of the assets sold was approximately $2 million. In November 2013, the Company sold its land in Cornwall, Ontario and recorded a gain on the sale of approximately $6 million.

(3)	On June 24, 2013, the parties agreed to settle the litigation for a payment by Domtar of $49 million (CDN $50 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	$	$	$
Interest on long-term debt (1)	82	95	81
Premium paid on repurchase of long-term debt	40	—	2
Reversal of fair value (increment) decrement on debentures	(1)	—	1
Receivables securitization	1	1	1
Interest on withdrawal from multiemployer plans	4	3	—
Amortization of debt issue costs and other	6	4	4
	132	103	89

(1)	The Company capitalized $3 million of interest expense in 2015 ($3 million in 2014 and 2013, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

INCOME TAXES

The Company’s earnings before income taxes by taxing jurisdiction were:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	$	$	$
U.S. earnings	26	86	37
Foreign earnings	130	175	35
Earnings before income taxes	156	261	72

Provisions for income taxes include the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	$	$	$
U.S. Federal and State:
Current	61	20	(13)
Deferred	(78)	(213)	(22)
Foreign:
Current	9	11	1
Deferred	22	12	14
Income tax expense (benefit)	14	(170)	(20)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes due to the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	$	$	$
U.S. federal statutory income tax	55	91	25
Reconciling Items:
State and local income taxes, net of federal income tax benefit	1	3	1
Foreign income tax rate differential	(16)	(18)	(6)
Tax credits and special deductions	(16)	(18)	(54)
Alternative fuel tax credit (income) expense	—	(6)	9
Non-deductible litigation payments	—	—	13
Tax rate changes	(5)	(16)	(3)
Uncertain tax positions	1	(194)	(3)
U.S. manufacturing deduction	(6)	(9)	(5)
Functional currency differences	1	(5)	—
Valuation allowance on deferred tax assets	(1)	7	5
Other	—	(5)	(2)
Income tax expense (benefit)	14	(170)	(20)

During 2015, the Company recorded $16 million of tax credits, mainly research and experimentation credits, which significantly impacted the effective tax rate.  Additionally, the effective tax rate for 2015 was also impacted by the manufacturing deduction in the U.S., enacted law changes in various U.S. states, and the impact of the Company’s foreign operations being taxed at lower statutory tax rates.

In 2014, the Company settled its ongoing U.S. federal income tax audit for tax years 2009, 2010, and 2011, and the Company filed related amended state tax returns. As a result of the audit completion, the Company recognized previously unrecognized gross tax benefits of $223 million and reversed related deferred tax assets of $23 million for a net tax benefit of $200 million for 2014. This $200 million benefit, less $6 million of expense for other 2014 activity, impacted the 2014 effective tax rate and is included in the table above in the uncertain tax positions benefit of $194 million. The audit closure also resulted in an additional $7 million benefit related to the U.S. manufacturing deduction which impacted the effective tax rate for 2014 and is included in the $9 million for that line item above. The effective tax rate was also impacted by the recognition of $18 million of Alternative Fuel Tax Credits (“AFTC”) with no related tax expense.  During 2014, the Company recorded $18 million of tax credits, mainly research and experimentation credits pertaining to current and prior years.  The effective tax rate for 2014 was also impacted by an enacted tax rate decrease in Spain and tax losses related to functional currency differences.

During 2013, the Company recorded $54 million of various tax credits pertaining to current and prior years. These credits included the conversion of $26 million of AFTC into $55 million of Cellulosic Biofuel Producer Credits (“CBPC”) resulting in an after-tax benefit of $33 million for the new credit, as well as research and experimentation credits and other federal and state credits. Also, the Company’s effective tax rate was reduced in 2013 by the impact of the U.S. manufacturing deduction and enacted law changes in certain states and provinces. The effective tax rate was increased by the impact of certain non-deductible payments, mainly the litigation settlement and the AFTC repayment, and an increase in the valuation allowance on certain losses. Additionally, the effective tax rate was impacted by an $8 million reduction in unrecognized tax benefits pertaining to the AFTC which was converted to CBPC, partially offset by $5 million of accrued interest on uncertain tax positions.

Deferred tax assets and liabilities are based on tax rates that are expected to be in effect in future periods when deferred items are expected to reverse. Changes in tax rates or tax laws affect the expected future benefit or expense. The effect of such changes that

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

occurred during each of the last three fiscal years is included in “Tax rate changes” disclosed under the effective income tax rate reconciliation shown above.

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2015 and December 31, 2014 are comprised of the following:

	December 31,	December 31,
	2015	2014
	$	$
Accounting provisions	57	56
Net operating loss carryforwards and other deductions	48	78
Pension and other employee future benefit plans	59	61
Inventory	17	15
Tax credits	25	34
Other	16	10
Gross deferred tax assets	222	254
Valuation allowance	(23)	(25)
Net deferred tax assets	199	229
Property, plant and equipment	(647)	(734)
Impact of foreign exchange on long-term debt and investments	(6)	(10)
Intangible assets	(157)	(170)
Total deferred tax liabilities	(810)	(914)
Net deferred tax liabilities	(611)	(685)
Included in:
Deferred income tax assets	—	75
Other assets (Note 15)	2	4
Deferred income taxes and other	(613)	(764)
Total	(611)	(685)

With the acquisition of AHP on July 1, 2013, and Attends U.S. on September 1, 2011, the Company acquired additional federal net operating loss carryforwards of $48 million and $2 million, respectively. These U.S. federal net operating losses are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), that can vary from year to year. At December 31, 2015, the Company had $1 million of federal net operating loss carryforwards remaining which expire in 2032. The Canadian scientific research and experimental development expenditures have been fully utilized as of December 31, 2015. The Company also has other foreign net operating loss carryforwards of $7 million, of which $5 million will begin to expire in 2017, $89 million, which may be carried forward indefinitely, and $45 million of finance expenditures not previously deducted.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits for which a valuation allowance of $4 million exists at December 31, 2015, and certain foreign loss carryforwards for which a valuation allowance of $19 million exists at December 31, 2015. Of this amount, $(1) million impacted tax expense and the effective tax rate for 2015 (2014 - $7 million; 2013 - $5 million).

The earnings of the foreign subsidiaries, which reflect full provision for income taxes, are currently indefinitely reinvested in foreign operations. The Company does not provide for a U.S. income tax liability on undistributed earnings of our foreign subsidiaries as computation of these amounts is not practicable.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2015, the Company had gross unrecognized tax benefits of approximately $41 million ($48 million and $259 million for 2014 and 2013, respectively). If recognized in 2016, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31,	December 31,	December 31,
	2015	2014	2013
	$	$	$
Balance at beginning of year	48	259	254
Additions based on tax positions related to current year	3	3	3
Additions for tax positions of prior years	2	10	9
Reductions for tax positions of prior years	(1)	—	(10)
Reductions related to settlements with taxing authorities	(4)	(223)	(2)
Expirations of statutes of limitations	(7)	(4)	—
Interest	1	4	5
Foreign exchange impact	(1)	(1)	—
Balance at end of year	41	48	259

As a result of the acquisition of Indas on January 2, 2014 and AHP on July 1, 2013, the Company recorded unrecognized tax benefits which are shown as additions for tax positions of prior years in the table above.

The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.

The major jurisdictions where the Company and its subsidiaries will file tax returns for 2015, in addition to filing one consolidated U.S. federal income tax return, are Canada, Sweden and Spain. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various states and provinces. At December 31, 2015, the Company’s subsidiaries are subject to foreign federal income tax examinations for the tax years 2007 through 2014, with federal years prior to 2012 being closed from a

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 31,	December 31,
	2015	2014
	$	$
Work in process and finished goods	432	387
Raw materials	130	123
Operating and maintenance supplies	204	204
	766	714

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

	December 31,	December 31,
	2015	2014
	$	$
Balance at beginning of year	567	369
Acquisition of Indas	—	234
Effect of foreign currency exchange rate change	(28)	(36)
Balance at end of year	539	567

The goodwill at December 31, 2015 is entirely related to the Personal Care reporting segment.

The Company performed its annual goodwill impairment testing at October 1, 2015, 2014 and 2013 and determined that the estimated fair value of the reporting units exceeded their carrying values. As a result, no impairment charges were recorded during 2015, 2014 or 2013.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of	December 31,	December 31,
	useful lives	2015	2014
		$	$
Machinery and equipment	3-20	7,255	7,537
Buildings and improvements	10-40	975	1,005
Timberlands		196	243
Assets under construction		224	124
		8,650	8,909
Less: Allowance for depreciation and amortization		(5,815)	(5,778)
		2,835	3,131

Depreciation expense related to property, plant and equipment for the year ended December 31, 2015 was $340 million (2014 – $363 million; 2013 – $366 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives	December 31,			December 31,
	(in years)	2015			2014
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	40	7	(1)	6	8	(1)	7
Customer relationships	10 - 40	354	(46)	308	374	(32)	342
Technology	7 - 20	8	(2)	6	8	(2)	6
Non-Compete	9	1	—	1	1	—	1
License rights	12	28	(6)	22	29	(4)	25
		398	(55)	343	420	(39)	381
Indefinite-lived intangible assets not subject to amortization
Trade names		215	—	215	233	—	233
License rights		6	—	6	6	—	6
Catalog rights		37	—	37	41	—	41
Total		656	(55)	601	700	(39)	661

Amortization expense related to intangible assets for the year ended December 31, 2015 was $19 million (2014 – $21 million; 2013 – $10 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2016	2017	2018	2019	2020
	$	$	$	$	$
Amortization expense related to intangible assets	19	19	19	18	18

The Company performed its annual impairment test on its indefinite-lived intangible assets at October 1, 2015 and 2014, using a quantitative approach, except for the license rights, where the Company used a qualitative approach, and determined that the estimated fair values of its indefinite-lived intangible assets significantly exceeded their carrying amounts. On October 1, 2013, the Company performed the qualitative assessment of indefinite-lived intangible assets. After assessing the totality of events and circumstances, the Company determined that it was more likely than not that the fair values of the indefinite-lived intangible assets was greater than their respective carrying amounts. Thus, performing the Step I impairment test was unnecessary. No impairment charge was recorded for indefinite-lived intangible assets during 2015, 2014 or 2013.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

OTHER ASSETS

The following table presents the components of other assets:

	December 31,	December 31,
	2015	2014
	$	$
Pension asset - defined benefit pension plans (Note 7)	113	121
Unamortized debt issue costs	12	14
Deferred income tax assets (Note 10)	2	4
Asset backed notes	1	10
Other	6	7
	134	156

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand, which in some cases could result in closure or impairment costs being recorded in earnings.

In the first quarter of 2013, as a result of a revision in the Company’s estimated withdrawal liability for U.S. multiemployer plans, the Company recorded a charge to earnings of $1 million. During the second and third quarters of 2013, the Company withdrew from its remaining U.S. multiemployer pension plans and recorded a withdrawal liability and a charge to earnings of $14 million, of which $3 million was recorded in Closure and restructuring costs and $11 million related to the sale of its Ariva U.S. business in Other operating (income) loss, net on the Consolidated Statement of Earnings and Comprehensive (Loss) Income. At December 31, 2015, the total provision for the withdrawal liabilities was $54 million.

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

The conversion work is expected to commence during the second quarter of 2016 and the fluff pulp line is scheduled to startup by the third quarter of 2016. The cost of conversion will be approximately $160 million of which $60 million was invested in 2015 and $100 million is expected to be invested in 2016. The Company also invested in a pulp bale line that will provide flexibility to manufacture papergrade softwood pulp, contingent on market conditions. The cost of the pulp bale line will be approximately $40  million of which $21 million was invested in 2015.

The Company recorded $77 million for the year ended December 31, 2015, of accelerated depreciation under Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive (Loss) Income. During 2015, the Company also recorded $3 million of severance and termination costs under Closure and restructuring costs.

In the fourth quarter of 2014, the Company recorded $4 million of accelerated depreciation under Impairment and write-down of property plant and equipment on the Consolidated Statement of Earnings and Comprehensive (Loss) Income and $3 million of inventory obsolescence under Closure and restructuring costs.

Indianapolis, Indiana Converting

On October 13, 2014, the Company announced the closure of its Indianapolis, Indiana plant and the shutdown affected approximately 60 employees. As a result, during the fourth quarter of 2014, the Company recorded $2 million of severance and termination costs and $1 million of inventory obsolescence.

Attends Europe

During the fourth quarter of 2013, the Company recorded a $2 million write-down of property, plant and equipment due to the replacement of certain equipment at its Attends Europe location, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive (Loss) Income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

Pulp and paper converting site

During the fourth quarter of 2013, the Company recorded a $5 million write-down of property, plant and equipment at one of its converting sites in the Pulp and Paper segment, in Impairment and write-down of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive (Loss) Income.

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

Kamloops, British Colombia pulp facility

On December 13, 2012, the Company announced the permanent shut down of one pulp machine in Kamloops, British Colombia mill. This decision resulted in a permanent curtailment of Domtar’s annual pulp production by approximately 120,000 air dried metric tons of sawdust softwood pulp and affected approximately 125 employees.

As a result, the Company recognized, in the first quarter of 2013, $10  million of accelerated depreciation under Impairment and write-down of property, plant and equipment, and reversed $1 million of severance and termination costs. During the second quarter of 2013, the Company reversed an additional $1 million of severance and termination costs, reversed $1 million of inventory obsolescence, and incurred $2 million of other costs.

Other costs

During 2015, other costs related to previous and ongoing closures included $1 million of severance and termination costs (2014 – $3 million; 2013 – $2 million).

The following tables provide the components of closure and restructuring costs by segment:

	Year ended
	December 31, 2015
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	3	1	4
Closure and restructuring costs	3	1	4

	Year ended
	December 31, 2014
	Pulp and Paper		Personal Care	Total
	$		$	$
Severance and termination costs	4		1	5
Inventory write-down	4		—	4
Pension settlement and withdrawal liability	19	(a)	—	19
Closure and restructuring costs	27		1	28

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

(a) Related to the previously closed Ottawa paper mill.

	Year Ended
	December 31, 2013
	Pulp and Paper		Personal Care	Corporate		Total
	$		$	$		$
Severance and termination costs	(2)		2	—		—
Inventory obsolescence reversal	(1)		—	—		(1)
Pension settlement and withdrawal liability	11	(b)	—	6	(c)	17
Other	2		—	—		2
Closure and restructuring costs	10		2	6		18

(b) Pension settlement of $7 million related to the previously closed Dryden paper mill.

(c) Pension settlement of $6 million related to the previously closed Big River sawmill.

The following table provides the activity in the closure and restructuring liability:

	December 31,	December 31,
	2015	2014
	$	$
Balance at beginning of year	2	3
Additions	4	4
Payments	(3)	(5)
Reversal	—	(1)
Acquisition of business	—	1
Balance at end of year	3	2

The $3 million provision comprised of severance and termination costs is in the Pulp and Paper segment.

Closure and restructuring costs are based on management’s best estimates at December 31, 2015. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further write-downs may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31,	December 31,
	2015	2014
	$	$
Trade payables	350	374
Payroll-related accruals	160	149
Accrued interest	18	26
Payables on capital projects	16	21
Rebate accruals	66	68
Liability - pension and other post-retirement benefit plans (Note 7)	4	4
Liability - multiemployer plan withdrawal	2	2
Provision for environment and other asset retirement obligations (Note 22)	14	16
Closure and restructuring costs liability (Note 16)	3	2
Derivative financial instruments (Note 23)	53	27
Dividends payable (Note 21)	25	24
Stock-based compensation - liability awards	4	3
Other	5	5
	720	721

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the period ended December 31, 2015 and 2014.

	Net derivative (losses)
	gains on cash flow		Post-retirement	Foreign currency
	hedges	Pension items(2)	benefit items(2)	items	Total
Balance at December 31, 2013	—	(210)	(7)	152	(65)
Natural gas swap contracts	(10)	N/A	N/A	N/A	(10)
Currency options	(15)	N/A	N/A	N/A	(15)
Foreign exchange forward contracts	2	N/A	N/A	N/A	2
Net gain	N/A	(4)	(6)	N/A	(10)
Foreign currency items	N/A	N/A	N/A	(200)	(200)
Other comprehensive loss before reclassifications	(23)	(4)	(6)	(200)	(233)
Amounts reclassified from Accumulated other comprehensive loss	8	22	—	—	30
Net current period other comprehensive (loss) income	(15)	18	(6)	(200)	(203)
Balance at December 31, 2014	(15)	(192)	(13)	(48)	(268)
Natural gas swap contracts	(8)	N/A	N/A	N/A	(8)
Currency options	(40)	N/A	N/A	N/A	(40)
Foreign exchange forward contracts	7	N/A	N/A	N/A	7
Net (gain) loss	N/A	(5)	3	N/A	(2)
Foreign currency items	N/A	N/A	N/A	(223)	(223)
Other comprehensive (loss) income before reclassifications	(41)	(5)	3	(223)	(266)
Amounts reclassified from Accumulated other comprehensive loss	26	7	—	—	33
Net current period other comprehensive (loss) income	(15)	2	3	(223)	(233)
Balance at December 31, 2015	(30)	(190)	(10)	(271)	(501)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. CHANGES IN OTHER ACCUMULATED COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss(1)
	Year ended December 31,
	2015	2014	2013
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts	16	(4)	4	(2)
Currency options and forwards	28	16	4	(2)
Total before tax	44	12	8
Tax benefit	(18)	(4)	(3)
Net of tax	26	8	5
Amortization of defined benefit pension items
Amortization of prior year service cost	3	22	17	(3)
Amortization of net actuarial loss	7	9	25	(3)
Total before tax	10	31	42
Tax benefit	(3)	(9)	(12)
Net of tax	7	22	30
Amortization of other post-retirement benefit plans' items
Amortization of net actuarial loss	—	—	1	(3)
Total before tax	—	—	1
Tax benefit	—	—	—
Net of tax	—	—	1

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of sales in the Consolidated Statements of Earnings and Comprehensive (Loss) Income.
(3)	These amounts are included in the computation of net periodic pension cost (see Note 7 "Pension Plans and Other Post-Retirement Benefit Plans" for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

LONG-TERM DEBT

		Par		December 31,	December 31,
	Maturity	Amount	Currency	2015	2014
		$		$	$
Unsecured notes
7.125% Notes	2015	167	US	—	166
9.5% Notes	2016	39	US	39	96
10.75% Notes	2017	63	US	63	275
4.4% Notes	2022	300	US	300	300
6.25% Notes	2042	250	US	249	249
6.75% Notes	2044	250	US	249	249
Revolving Credit Facility	2019	50	US	50	—
Term Loan	2025	300	US	300	—
Capital lease obligations and other	2016 - 2028			10	15
				1,260	1,350
Less: Due within one year				41	169
				1,219	1,181

Principal long-term debt repayments, including capital lease obligations, in each of the next five years will amount to:

	Long-term debt	Capital leases and other
	$	$
2016	39	3
2017	63	1
2018	—	1
2019	50	1
2020	—	1
Thereafter	1,100	7
	1,252	14
Less: Amounts representing interest	—	4
Total payments	1,252	10

UNSECURED NOTES

The Company redeemed on August 20, 2015 (the redemption date), $55 million in aggregate principal amount of its 9.5% Notes due 2016, representing approximately 59% of the outstanding notes, and $215 million in aggregate principal amount of its 10.75% Notes due 2017, representing approximately 77% of the outstanding notes. The redemption price for the notes was equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, plus a make-whole premium. Debt refinancing costs of $42 million were incurred in the third quarter of 2015.

In addition, the Company’s 7.125% Notes, in the aggregate principal amount of $167 million, matured on August 15, 2015.

The above-noted redemptions and repayment of notes were funded through a combination of cash on hand, borrowings under the Company’s credit facilities and proceeds from a new $300 million 10-year term loan agreement with a syndicate of bank lenders.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

During the first quarter of 2013, the Company redeemed its outstanding 5.375% Notes due 2013, for par value of $71 million. The Company incurred $2 million of premiums paid and additional charges of $1 million, included in Interest expense, net on the Consolidated Statements of Earnings and Comprehensive (Loss) Income.

BANK FACILITY

On October 3, 2014, the Company entered into a $600 million amended and restated Credit Agreement that matures on October 3, 2019. The previous credit facility was scheduled to mature on June 15, 2017. The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility), which may be borrowed in U.S. Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). The Company may increase the maximum aggregate amount of availability under the Credit Agreement by up to $400 million, borrow this increased amount as a term loan, and extend the final maturity of the Credit Agreement by one year, subject to the agreement of applicable lenders.

Borrowings under the Credit Agreement bear interest at LIBOR, EURIBOR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to a credit rating at the time of borrowing. In addition, the Company pays facility fees quarterly at rates dependent on the Company's credit ratings.

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2015, the Company was in compliance with these financial covenants, and $50 million was borrowed (December 31, 2014 – nil). At December 31, 2015, the Company had no outstanding letters of credit under this credit facility (December 31, 2014 – nil).

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

TERM LOAN

On July 20, 2015, a wholly-owned subsidiary of Domtar entered into a $300 million Term Loan Agreement that matures on July 20, 2025. The facility was fully drawn on August 19, 2015.

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%.

The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2015, the Company was in compliance with these financial covenants.

All borrowings under the Term Loan are unsecured. The Company and certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Term Loan Agreement.

RECEIVABLES SECURITIZATION

The Company has a $150 million receivables securitization facility that matures in March 2016, with a utilization limit for borrowings or letters of credit of $113 million at December 31, 2015. On February 12, 2016, this facility was renewed to mature in March 2019. The Company uses securitization of certain receivables to provide additional liquidity to fund its operations. The costs under the program may vary based on changes in interest rates. The Company’s securitization program consists of the ongoing sale of most of

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

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

At December 31, 2015, the Company had no borrowings and $38 million of letters of credit outstanding under the program (2014 – nil and $45 million, respectively). Sales of receivables under this program are accounted for as secured borrowings.

In 2015, a net charge of $1 million (2014 – $1 million; 2013 – $1 million) resulted from the program described above and was included in Interest expense, net in the Consolidated Statements of Earnings and Comprehensive (Loss) Income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

.	December 31,	December 31,
	2015	2014
	$	$
Liability - other post-retirement benefit plans (Note 7)	82	100
Pension liability - defined benefit pension plans (Note 7)	129	123
Pension liability - multiemployer plan withdrawal	52	58
Provision for environmental and asset retirement obligations (Note 22)	38	44
Stock-based compensation - liability awards	13	14
Derivative financial instruments	14	15
Other	22	24
	350	378

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations, asbestos removal obligations and demolition of certain abandoned buildings. At December 31, 2015, Domtar estimated the net present value of its asset retirement obligations to be $16 million (2014  – $20 million); the present value is based on probability weighted undiscounted cash outflows of $61 million (2014 – $64 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2055. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 5.5% and 12.0%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31,	December 31,
	2015	2014
	$	$
Asset retirement obligations, beginning of year	20	21
Revisions to estimated cash flows	(3)	—
Asset retirement obligation payments	(1)	(2)
Accretion expense	1	2
Effect of foreign currency exchange rate change	(1)	(1)
Asset retirement obligations, end of year	16	20

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

In addition, the Company’s Board of Directors approved an increase in the quarterly dividend on its common stock on a post-split basis, from $0.275 to $0.375 per share. This was equivalent to, on a pre-split basis, an increase of $0.20 per share (36%) per quarter.

During 2015, the Company declared four quarterly dividends of $0.40 per share, to holders of the Company’s common stock. The total dividends of approximately $26 million, $25 million, $25 million and $25 million were paid on April 15, 2015, July 15, 2015, October 15, 2015 and January 15, 2016, respectively, to shareholders of record as of April 2, 2015, July 2, 2015, October 2, 2015 and January 4, 2016, respectively.

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

On February 23, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on April 15, 2016 to shareholders of record on April 4, 2016.

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

The Company makes open market purchases of its common stock using general corporate funds. Additionally, the Company may enter into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements would require the Company to make up-front payments to the counterparty financial institutions which would result in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During 2015, the Company repurchased 1,210,932 shares (2014 – 996,967; 2013 – 5,019,606) at an average price of $41.40 (2014 – $38.59; 2013 – $36.55) for a total cost of $50 million (2014 – $38 million; 2013 – $183 million).

Since the inception of the Program, the Company repurchased 24,548,912 shares at an average price of $39.42 for a total cost of $968 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue 20 million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2015 or December 31, 2014.

COMMON STOCK

The Company is authorized to issue two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2015 and December 31, 2014, were as follows:

	December 31,		December 31,
	2015		2014
	Number		Number
Common stock	of shares	$	of shares	$
Balance at beginning of year	64,010,087	1	31,857,451	—
Shares issued
Stock options	—	—	—	—
Conversion of exchangeable shares	—	—	561,510	—
Stock split (2:1)(1)	—	—	32,500,552	1
Treasury stock (1)	(1,160,151)	—	(909,426)	—
Balance at end of year	62,849,936	1	64,010,087	1

(1)

During 2015, the Company repurchased 1,210,932 shares through the Program (2014 – 996,967) and issued 50,781 shares (2014 – 87,541) out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

In 2015, the Company’s operating expenses for environmental matters, as described in Note 1, amounted to $70 million (2014 – $68 million; 2013 – $69 million).

The Company made capital expenditures for environmental matters of $7 million in 2015 (2014 – $14 million; 2013 – $4 million).

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2015	2014
	$	$
Balance at beginning of year	60	67
Additions	1	2
Environmental spending	(3)	(8)
Accretion	1	2
Effect of foreign currency exchange rate change	(7)	(3)
Balance at end of year	52	60

At December 31, 2015, anticipated undiscounted payments in each of the next five years are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	$	$	$	$	$	$	$

Environmental provision and other asset retirement obligations	14	11	3	1	1	66	96

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The Paris Agreement was negotiated at the Conference of the Parties to the Kyoto Protocol in December 2015. Domtar does not expect to be disproportionately affected by the agreement compared with other pulp and paper producers in jurisdictions where the Company has operations.

In the United States, states are working to develop their compliance plans under EPA’s Clean Power Plan to reduce GHG emissions beginning in 2022 from existing electric utilities. The final rule is being litigated with 45 of 50 states directly involved in the litigation.  The Clean Power Plan requirements could result in significant changes to state energy resources and increase the cost of purchased energy in most states.  The Company does not expect to be disproportionately affected compared with other pulp and paper producers in the United States.

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

The province of Quebec has a GHG cap-and-trade system with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The province of Ontario is also developing a cap-and-trade system, with proposed rules expected this year and final regulations in place in 2017. The Company does not expect future compliance costs for these existing and emerging programs to have a material impact on the Company’s financial position, results of operations or cash flows compared with other pulp and paper producers in these jurisdictions.

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”) or Boiler MACT

The Company has implemented its plans to be in compliance with EPA’s Boiler MACT rule by the January 31, 2016 regulatory deadline. Certain elements of the Boiler MACT rule are being litigated and at this time the outcome of the litigation is not known. Adjustments to compliance plans may be needed to accommodate any changes to the final rule.  It is not expected that any changes will require additional capital costs for compliance and/or additional operating costs.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2015, cannot be predicted with certainty, it is management’s opinion that, except as noted below, their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Spanish Competition Investigation

In September 2014, following preliminary inquiries commenced in January 2014, Spain’s National Commission of Markets and Competition (“CNMC”) initiated a formal investigation of alleged violations of Spanish competition laws in the market for heavy adult incontinence products in Spain.

On October 15, 2015, the Competition Directorate of the CNMC filed a Statement of Objections against a number of industry participants alleging the existence of a series of agreements between manufacturers, distributors and pharmacists to fix prices and to

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

allocate margins for heavy adult incontinence products within the pharmacy channel in Spain during the period from December 1996 through January 2014. Among the parties named in the Statement of Objections are Indas, which the Company acquired in January 2014, and two of its affiliates.

On January 4, 2016, the Competition Directorate issued a proposed decision confirming the allegations of the Statement of Objections. The proposed decision recommends the imposition of fines on the parties without recommending the amount of any fines. The final decision of the CNMC as to the liability of the investigated parties will be made by the Council of the CNMC, and is expected in May 2016.

Based on the review of the prosecution of such competition investigations by the CNMC in the past, it is reasonable to expect that the Council will ultimately impose fines on the named parties in its final decisions in cases where the Directorate has recommended the imposition of fines.  It is thus considered probable that the final decision of the CNMC will impose fines on the named parties in this case.

It is not possible however to predict the amount of any fines that may be imposed in the final decision of the CNMC  in the event that Indas and its two affiliates were to be found liable. To determine the range of potential liability, the Company considered a number of factors including current legislation allowing for a maximum penalty of 10% of the consolidated sales of Indas for 2015 and the relevant recent decisions of the Council, where the fines have ranged between 0.1% and 6.5% of the company’s total turnover under investigation in the year prior to the decision.

The Company estimates that in the event of an adverse determination by the CNMC, the penalties for Indas and its affiliates could range from €0 to €21 million ($23 million).

Given that no one estimate is better than another, within the range of possible sanctions, Domtar recorded a provision of less than $1 million, which represents the lower end of the range.

The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers is backed by a retained purchase price of €3 million ($3 million) and bank guarantees of €9 million ($10 million). The Company purchased limited insurance coverage for an additional €28.5 million ($31 million). If the sellers were found to be in breach of the relevant representations and warranties, the €12 million ($13 million) attributable to the retained cash and bank guarantees would act as a deductible under the insurance policy. The Company’s total recovery from the retained purchase price, the bank guarantees and the purchased insurance coverage is thus potentially up to €40.5 million ($44 million). In the event a penalty is assessed against Indas and its affiliates, there are customary risks associated with the assertion of the Company’s rights under the bank guarantees and insurance policy. In such event, the Company will assess this risk and potential impact which may result in recording a liability for a penalty in one period and only recording a recovery from guarantees and insurance at such time as the Company has more certainty of recovery, which may be in a different period.

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2015, were as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	22	19	17	15	13	45	131
Other commercial commitments	78	10	2	1	—	—	91

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Total operating lease expense amounted to $28 million in 2015 (2014 - $32 million; 2013- $32 million).

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2015, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2015 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23.

DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT

HEDGING PROGRAMS

The Company is exposed to market risk, such as changes in currency exchange rates, commodity prices and interest rates. To the extent the Company decides to manage the volatility related to these exposures, the Company may enter into various financial derivatives that are accounted for under the derivatives and hedging guidance. These transactions are governed by the Company's hedging policies which provide direction on acceptable hedging activities, including instrument type and acceptable counterparty exposure.

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2015, one of Domtar’s Pulp and Paper segment customers located in the United States represented 12% ($78 million) (2014 – 10% ($64 million)) of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 60 months.

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2015 to hedge forecasted purchases:

				Notional contractual value	Percentage of forecasted
	Notional contractual quantity			under derivative contracts	purchases under
Commodity	under derivative contracts			(in millions of dollars)	derivative contracts for
Natural gas
2016	13,045,000	MMBTU	(1)	$45	58%
2017	5,010,000	MMBTU	(1)	$17	22%
2018	3,375,000	MMBTU	(1)	$10	15%
2019	1,685,000	MMBTU	(1)	$5	7%
2020	1,690,000	MMBTU	(1)	$6	8%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of December 31, 2015. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive (Loss) Income for the year ended December 31, 2015 resulting from hedge ineffectiveness (2014 and 2013 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by its Canadian subsidiary over the next 24 months. Derivatives are also used to hedge forecasted sales by its US subsidiaries in Euros and in British pounds over the next 12 months. Derivatives are also used to hedge forecasted sales in British pounds and Norwegian krone and forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over the next 12 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of December 31, 2015 to hedge forecasted purchases and sales:

				Percentage of
			Notional	forecasted net
	Business	Year of	contractual	exposures under	Average	Average
Currency exposure hedged	Segment	maturity	value	contracts	Protection rate	Obligation rate
		2016
CDN/USD	Pulp and Paper		462 CDN	60%	1 USD = 1.2026	1 USD = 1.2453
USD/Euro	Personal Care		56 USD	78%	1 Euro = 1.1364	1 Euro = 1.1364
Euro/USD	Pulp and Paper		38 EUR	75%	1 Euro = 1.1266	1 Euro = 1.1266
		2017
CDN/USD	Pulp and Paper		195 CDN	25%	1 USD = 1.2510	1 USD = 1.3152

The foreign exchange derivative contracts were fully effective as of December 31, 2015. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive (Loss) Income for the year ended December 31, 2015 resulting from hedge ineffectiveness (2014 and 2013 - nil).

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

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at December 31, 2015 and December 31, 2014, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2015	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	7	—	7	—	(a)	Prepaid expenses
Currency derivatives	2	—	2	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	10	—	10	—
Liabilities derivatives
Currency derivatives	39	—	39	—	(a)	Trade and other payables
Currency derivatives	10	—	10	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	14	—	14	—	(a)	Trade and other payables
Natural gas swap contracts	4	—	4	—	(a)	Other liabilities and deferred credits
Total Liabilities	67	—	67	—
Other Instruments:
Asset backed notes ("ABN")	1	—	—	1	(b)	Other assets
Long-term debt	1,261	—	1,261	—	(c)	Long-term debt

The cumulative loss recorded in Other comprehensive (loss) income relating to natural gas contracts of $17  million at December 31, 2015, will be recognized in Cost of sales upon maturity of the derivatives over the next 60 months at the then prevailing values, which may be different from those at December 31, 2015.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The cumulative loss recorded in Other comprehensive (loss) income relating to currency options and forwards hedging forecasted purchases of $40  million at December 31, 2015, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 24 months at the then prevailing values, which may be different from those at December 31, 2015.

		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2014	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	7	—	7	—	(a)	Prepaid expenses
Currency derivatives	3	—	3	—	(a)	Other assets
Total Assets	10	—	10	—
Liabilities derivatives
Currency derivatives	14	—	14	—	(a)	Trade and other payables
Currency derivatives	9	—	9	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	13	—	13	—	(a)	Trade and other payables
Natural gas swap contracts	6	—	6		(a)	Other liabilities and deferred credits
Total Liabilities	42	—	42	—
Other Instruments:				—
Asset backed notes	11	—	10	1	(b)	Other assets
Long-term debt	1,475	—	1,475	—	(c)	Long-term debt

(a)	Fair value of the Company’s derivatives is classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
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

(c)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,260  million and $1,350  million at December 31, 2015 and December 31, 2014, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24.

SEGMENT DISCLOSURES

The Company operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
SEGMENT DATA	2015	2014	2013
	$	$	$
Sales
Pulp and Paper	4,458	4,674	4,843
Personal Care	869	928	566
Total for reportable segments	5,327	5,602	5,409
Intersegment sales	(63)	(39)	(18)
Consolidated sales (1)	5,264	5,563	5,391
Depreciation and amortization and impairment and write-down of property, plant and equipment
Pulp and Paper	297	319	345
Personal Care	62	65	31
Total for reportable segments	359	384	376
Impairment and write-down of property, plant and equipment - Pulp and Paper	77	4	20
Impairment and write-down of property, plant and equipment - Personal Care	—	—	2
Consolidated depreciation and amortization and impairment and write-down of property, plant and equipment	436	388	398
Operating income (loss) (2)
Pulp and Paper	270	352	244
Personal Care	61	49	40
Corporate	(43)	(37)	(123)
Consolidated operating income	288	364	161
Interest expense, net	132	103	89
Earnings before income taxes and equity loss	156	261	72
Income tax expense (benefit)	14	(170)	(20)
Equity loss, net of taxes	—	—	1
Net earnings	142	431	91

(1)	In 2015 and 2014, Staples, one of the Company’s largest customers in the Pulp and Paper segment, represented approximately 10% (2014 – 9%) of the total sales.

(2)

As a result of changes in the Company’s organization structure, the Company has changed the way it allocates certain Corporate general and administrative costs to the segments. Further, certain Corporate costs not related to segment activities, as well as the mark-to-market impact on stock-based compensation awards, are now presented on the Corporate line. As a result, the Company has revised its 2014 and 2013 segment disclosures to conform to its 2015 presentation. (Previously reported numbers for Operating income (loss) for years ended December 31, 2014 and 2013 are as follows; Pulp and Paper $323 million and $171 million, respectively, Personal Care: $54 million and $43 million, respectively, Corporate: $(13) million and $(53) million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

	December 31,	December 31,
SEGMENT DATA (CONTINUED)	2015	2014
	$	$
Segment assets
Pulp and Paper	3,667	3,915
Personal Care	1,822	1,963
Total for reportable segments	5,489	5,878
Corporate	174	307
Consolidated assets	5,663	6,185

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	$	$	$
Additions to property, plant and equipment
Pulp and Paper	221	161	147
Personal Care	57	86	91
Total for reportable segments	278	247	238
Corporate	6	5	6
Consolidated additions to property, plant and equipment	284	252	244
Add: Change in payables on capital projects	5	(16)	(2)
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	289	236	242

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
SEGMENT DATA (CONTINUED)	2015	2014	2013
	$	$	$
Geographic information
Sales
United States	3,776	3,910	3,992
Canada	492	591	638
Europe	561	659	375
Asia	302	257	281
Other foreign countries	133	146	105
	5,264	5,563	5,391

	December 31,	December 31,
	2015	2014
	$	$
Long-lived assets
United States	2,566	2,691
Canada	640	823
Europe	769	845
	3,975	4,359

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2015 and December 31, 2014 and the Statements of Earnings and Comprehensive Income and Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME	December 31, 2015
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,346	2,070	(1,152)	5,264
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,726	1,573	(1,152)	4,147
Depreciation and amortization	—	256	103	—	359
Selling, general and administrative	11	105	278	—	394
Impairment and write-down of property, plant and equipment	—	77	—	—	77
Closure and restructuring costs	—	3	1	—	4
Other operating loss (income), net	5	(3)	(7)	—	(5)
	16	4,164	1,948	(1,152)	4,976
Operating (loss) income	(16)	182	122	—	288
Interest expense (income), net	131	30	(29)	—	132
(Loss) earnings before income taxes	(147)	152	151	—	156
Income tax (benefit) expense	(63)	38	39	—	14
Share in earnings of equity accounted investees	226	112	—	(338)	—
Net earnings	142	226	112	(338)	142
Other comprehensive loss	(233)	(235)	(215)	450	(233)
Comprehensive loss	(91)	(9)	(103)	112	(91)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME	December 31, 2014
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,440	2,250	(1,127)	5,563
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,762	1,761	(1,127)	4,396
Depreciation and amortization	—	264	120	—	384
Selling, general and administrative	29	209	178	—	416
Impairment and write-down of property, plant and equipment	—	4	—	—	4
Closure and restructuring costs	—	7	21	—	28
Other operating loss (income), net	2	(26)	(5)	—	(29)
	31	4,220	2,075	(1,127)	5,199
Operating (loss) income	(31)	220	175	—	364
Interest expense (income), net	101	26	(24)	—	103
(Loss) earnings before income taxes	(132)	194	199	—	261
Income tax (benefit) expense	(51)	(151)	32	—	(170)
Share in earnings of equity accounted investees	512	167	—	(679)	—
Net earnings	431	512	167	(679)	431
Other comprehensive loss	(203)	(194)	(168)	362	(203)
Comprehensive income (loss)	228	318	(1)	(317)	228

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME	December 31, 2013
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,461	1,986	(1,056)	5,391
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,752	1,665	(1,056)	4,361
Depreciation and amortization	—	266	110	—	376
Selling, general and administrative	26	245	110	—	381
Impairment and write-down of property, plant and equipment	—	10	12	—	22
Closure and restructuring costs	—	6	12	—	18
Other operating (income) loss, net	(3)	40	35	—	72
	23	4,319	1,944	(1,056)	5,230
Operating (loss) income	(23)	142	42	—	161
Interest expense (income), net	96	20	(27)	—	89
(Loss) earnings before income taxes and equity loss	(119)	122	69	—	72
Income tax (benefit) expense	(54)	7	27	—	(20)
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	156	41	—	(197)	—
Net earnings	91	156	41	(197)	91
Other comprehensive income	4	26	33	—	63
Comprehensive income	95	182	74	(197)	154

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2015
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	49	2	75	—	126
Receivables	—	384	243	—	627
Inventories	—	556	210	—	766
Prepaid expenses	8	7	6	—	21
Income and other taxes receivable	—	13	11	(10)	14
Intercompany accounts	764	4,776	16	(5,556)	—
Total current assets	821	5,738	561	(5,566)	1,554
Net property, plant and equipment	—	2,018	817	—	2,835
Goodwill	—	296	243	—	539
Intangible assets, net of amortization	—	254	347	—	601
Investments in affiliates	8,005	2,050	—	(10,055)	—
Intercompany long-term advances	6	88	621	(715)	—
Other assets	24	10	115	(15)	134
Total assets	8,856	10,454	2,704	(16,351)	5,663

Liabilities and shareholders' equity
Current liabilities
Trade and other payables	61	456	203	—	720
Intercompany accounts	4,685	722	149	(5,556)	—
Income and other taxes payable	4	24	9	(10)	27
Long-term debt due within one year	38	1	2	—	41
Total current liabilities	4,788	1,203	363	(5,566)	788
Long-term debt	910	301	8	—	1,219
Intercompany long-term loans	490	225	—	(715)	—
Deferred income taxes and other	—	535	131	(12)	654
Other liabilities and deferred credits	16	185	152	(3)	350
Shareholders' equity	2,652	8,005	2,050	(10,055)	2,652
Total liabilities and shareholders' equity	8,856	10,454	2,704	(16,351)	5,663

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2014
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	79	18	77	—	174
Receivables	—	370	258	—	628
Inventories	—	495	219	—	714
Prepaid expenses	11	7	7	—	25
Income and other taxes receivable	37	—	17	—	54
Intercompany accounts	977	4,613	13	(5,603)	—
Deferred income taxes	—	40	35	—	75
Total current assets	1,104	5,543	626	(5,603)	1,670
Net property, plant and equipment	—	2,134	997	—	3,131
Goodwill	—	296	271	—	567
Intangible assets, net of amortization	—	263	398	—	661
Investments in affiliates	8,015	2,153	—	(10,168)	—
Intercompany long-term advances	6	80	434	(520)	—
Other assets	31	11	135	(21)	156
Total assets	9,156	10,480	2,861	(16,312)	6,185

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	10	—	—	10
Trade and other payables	69	409	243	—	721
Intercompany accounts	4,582	925	96	(5,603)	—
Income and other taxes payable	2	9	15	—	26
Long-term debt due within one year	166	2	1	—	169
Total current liabilities	4,819	1,355	355	(5,603)	926
Long-term debt	1,168	2	11	—	1,181
Intercompany long-term loans	260	260	—	(520)	—
Deferred income taxes and other	—	675	156	(21)	810
Other liabilities and deferred credits	19	173	186	—	378
Shareholders' equity	2,890	8,015	2,153	(10,168)	2,890
Total liabilities and shareholders' equity	9,156	10,480	2,861	(16,312)	6,185

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2015
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	142	226	112	(338)	142
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	134	(250)	89	338	311
Cash flows provided from operating activities	276	(24)	201	—	453
Investing activities
Additions to property, plant and equipment	—	(210)	(79)	—	(289)
Proceeds from disposals of property, plant and equipment	1	7	28	—	36
Other	—	—	9	—	9
Cash flows used for investing activities	1	(203)	(42)	—	(244)
Financing activities
Dividend payments	(100)	—	—	—	(100)
Stock repurchase	(50)	—	—	—	(50)
Net change in bank indebtedness	—	(11)	—	—	(11)
Change of revolving bank credit facility	50	—	—	—	50
Issuance of long-term debt	—	300	—	—	300
Repayment of long-term debt	(436)	(2)	(1)	—	(439)
Increase in long-term advances to related parties	—	(75)	(152)	227	—
Decrease in long-term advances to related parties	227	—	—	(227)	—
Other	2	(1)	—	—	1
Cash flows (used for) provided from financing activities	(307)	211	(153)	—	(249)
Net decrease in cash and cash equivalents	(30)	(16)	6	—	(40)
Impact of foreign exchange on cash	—	—	(8)	—	(8)
Cash and cash equivalents at beginning of year	79	18	77	—	174
Cash and cash equivalents at end of year	49	2	75	—	126

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2014
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	431	512	167	(679)	431
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(220)	(380)	124	679	203
Cash flows provided from operating activities	211	132	291	—	634
Investing activities
Additions to property, plant and equipment	—	(139)	(97)	—	(236)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Acquisition of business, net of cash acquired	—	—	(546)	—	(546)
Other	—	—	(5)	—	(5)
Cash flows used for investing activities	—	(139)	(647)	—	(786)
Financing activities
Dividend payments	(84)	—	—	—	(84)
Stock repurchase	(38)	—	—	—	(38)
Net change in bank indebtedness	(1)	(4)	(1)	—	(6)
Change of revolving bank credit facility	(160)	—	—	—	(160)
Proceeds from receivables securitization facilities	—	—	90	—	90
Payments on receivables securitization facilities	—	—	(129)	—	(129)
Repayment of long-term debt	—	(3)	(1)	—	(4)
Increase in long-term advances to related parties	(292)	—	—	292	—
Decrease in long-term advances to related parties	—	10	282	(292)	—
Other	4	—	1	—	5
Cash flows (used for) provided from financing activities	(571)	3	242	—	(326)
Net decrease in cash and cash equivalents	(360)	(4)	(114)	—	(478)
Impact of foreign exchange on cash	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of year	439	22	194	—	655
Cash and cash equivalents at end of year	79	18	77	—	174

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH	Year ended
FLOWS	December 31, 2013
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	91	156	41	(197)	91
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	134	(52)	41	197	320
Cash flows provided from operating activities	225	104	82	—	411
Investing activities
Additions to property, plant and equipment	—	(153)	(89)	—	(242)
Proceeds from disposals of property, plant and equipment and sale of business	—	55	6	—	61
Acquisition of businesses, net of cash acquired	—	(283)	(4)	—	(287)
Other	—	—	(1)	—	(1)
Cash flows used for investing activities	—	(381)	(88)	—	(469)
Financing activities
Dividend payments	(67)	—	—	—	(67)
Stock repurchase	(183)	—	—	—	(183)
Net change in bank indebtedness	1	(5)	1	—	(3)
Change of revolving bank credit facility	160	—	—	—	160
Payments on receivables securitization facilities	249	—	—	—	249
Repayment of long-term debt	(71)	(28)	(3)	—	(102)
Increase in long-term advances to related parties	(150)	—	(110)	260	—
Decrease in long-term advances to related parties	—	260	—	(260)	—
Cash flows (used for) provided from financing activities	(61)	227	(112)	—	54
Net increase (decrease) in cash and cash equivalents	164	(50)	(118)	—	(4)
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of year	275	72	314	—	661
Cash and cash equivalents at end of year	439	22	194	—	655

Domtar Corporation

Interim Financial Results (Unaudited)

(in millions of dollars, unless otherwise noted)

2015	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,348		$1,310		$1,292		$1,314		$5,264
Operating income	71	(a)	62	(b)	61	(c)	94	(d)	288
Earnings (loss) before income taxes	45		37		(3)		77		156
Net earnings	36		38		11		57		142
Basic net earnings per common share	0.56		0.60		0.17		0.91		2.24
Diluted net earnings per common share	0.56		0.60		0.17		0.91		2.24

2014	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter		Year
Sales	$1,394		$1,385	$1,405		$1,379		$5,563
Operating income	79	(e)	79	120	(f)	86	(g)	364
Earnings before income taxes	54		53	95		59		261
Net earnings	39		40	281	(h)	71		431
Basic net earnings per common share	0.60		0.62	4.34		1.10		6.65
Diluted net earnings per common share	0.60		0.61	4.33		1.10		6.64

(a)	The operating income for the first Quarter of 2015 included closure and restructuring costs of $1 million related to our Personal Care segment.

The Company also incurred a gain on disposal of property, plant and equipment of $1 million related to our Corporate segment.

In addition, the Company incurred $19 million of accelerated depreciation at its Ashdown, Arkansas mill, as part of the conversion to the fluff pulp line.

(b)	The operating income for the second Quarter of 2015 included $1 million of closure and restructuring costs related to our Pulp and Paper segment.

The company also recorded a gain on disposal of property, plant and equipment of $14 million, mostly relating to the sale of its former Ottawa mill.

In addition, the Company incurred an additional $18 million of accelerated depreciation at its Ashdown, Arkansas mill.

(c)	The operating income for the third Quarter of 2015 included closure and restructuring costs of $1 million related to our Pulp and Paper segment.

The Company also incurred an additional $20 million of accelerated depreciation at its Ashdown, Arkansas mill, as part of the conversion to the fluff pulp line.

(d)	The operating income for the fourth Quarter of 2015 included closure and restructuring costs of $1 million related to our Pulp and Paper segment.

The Company also incurred an additional $20 million of accelerated depreciation at its Ashdown, Arkansas mill, as part of the conversion to the fluff pulp line.

(e)	The operating income for the first Quarter of 2014 included closure and restructuring costs of $1 million related to our Personal Care segment.
(f)	In the third Quarter of 2014, the Company incurred an additional $2 million of closure and restructuring costs related to our Pulp & Paper segment.

In addition, the Company recognized $18 million of Alternative Fuel Tax Credits in income, with no related tax expense.

(g)	In the fourth Quarter of 2014, the Company incurred pension settlement costs in the amount of $19 million related to the previously closed Ottawa paper mill.

In addition, the Company recorded $2 million of closure and termination costs and $1 million of inventory obsolescence at its Indianapolis, Indiana converting site.

The company also recorded $3 million inventory obsolescence and $4 million of accelerated depreciation at its Ashdown, Arkansas mill, due to a conversion of a paper machine to a fluff pulp line.

(h)

The net earnings for the third Quarter of 2014 included the recognition of previously unrecognized tax benefits of approximately $204 million as a result of the closure of U.S. federal tax audits for tax years 2009 through 2011, as well as the impact of recognizing $18 million of AFTC income with no related tax expense.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in the 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as at December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8, Financial Statements and Supplementary Data.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2015.

ITEM 9B.  OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Information regarding our executive officers is presented in Part I, Item 1, Business, of this Form 10-K under the caption “Our Executive Officers”.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

The following table sets forth the number of shares of our stock reserved for issuance under our equity compensation plans as of December 31, 2015:

Number of securities remaining
	Number of securities to				available for future issuance under
	be issued upon exercise		Weighted average exercise price of outstanding		equity compensation
	of outstanding options,				plans (excluding securities reflected
Plan Category	warrants and rights (#)		options, warrants and rights ($)		in column (a) (#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,274,513	(1)	$46.78	(2)	2,267,680	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,274,513		$46.78		2,267,680

(1)

Represents the total number of shares associated with options, restricted stock units ("RSUs"), performance share units ("PSUs"), deferred share units ("DSUs") and dividends equivalent units ("DEUs") outstanding as of December 31, 2015 that may or will be settled in equity. This number assumes that PSUs will vest at the “maximum” performance level, and that any performance requirements applicable to options will be satisfied.

(2)	Represents the weighted average exercise price of options disclosed in column (a).
(3)	Represents the number of shares remaining available for issuance in settlement of future awards under the Omnibus Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation – Board Independence and Other Determinations” in our Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements – See Part II, Item 8, Financial Statements and Supplementary Data.

2. Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Part II, Item 8 – or is not applicable.

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	08/08/2008

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	06/08/2009

3.3	Amended and Restated By-Laws	10-K	3.2	02/27/2009

4.1	Form of Indenture among Domtar Corp., Domtar Paper Company, LLC and the Bank of New York, as trustee, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016	S-4	4.2	10/16/2007

4.2	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors parties thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016	8-K	4.1	02/21/2008

4.3	Second Supplemental Indenture, dated February 20, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantor party thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016	8-K	4.2	02/21/2008

4.4	Third Supplement Indenture, dated June 9, 2009, among Domtar Corp., The Bank of New York Mellon, as Trustee, and the subsidiary guarantors party thereto, relating to Domtar Corp.’s 10.75% Senior Notes due 2017	8-K	4.1	06/09/2009

4.5	Fourth Supplemental Indenture, dated June 23, 2011, among Domtar Corporation, Domtar Delaware Investments Inc., and Domtar Delaware Holdings, LLC and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017	10-Q	4.1	08/05/2011

4.6	Fifth Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC, and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017	10-Q	4.1	11/04/2011

4.7	Sixth Supplemental Indenture, dated as of March 16, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, providing for Domtar Corporation’s 4.40% Notes due 2022	8-K	4.1	03/16/2012

4.8	Seventh Supplemental Indenture, dated May 21, 2012, among Domtar Corporation, EAM Corporation, and The Bank of New York Mellon, as trustee, relating to EAM Corporation’s guarantee of the obligations under the Indenture	S-3	4.8	08/20/2012

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

4.9	Eighth Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042	8-K	4.1	08/23/2012

4.10	Ninth Supplemental Indenture, dated as of July 31, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Domtar Personal Care Absorbent Hygiene Inc. and Associated Hygienic Products LLC of the obligations under the Indenture	S-3ASR	4.10	10/01/2013

4.11	Tenth Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044	8-K	4.1	11/26/2013

4.12

Eleventh Supplemental Indenture, dated as of November 4, 2015, among Palmetto Enterprises LLC, Domtar Corporation and The Bank of New York Mellon, as successor to The Bank of New York, as trustee, relating to the guarantee by Palmetto Enterprises LLC of the obligations under the Indenture.

10.1*	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007)	10-K	10.29	02/27/2009

10.2*	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.)	10-K	10.30	02/27/2009

10.3*	Director Deferred Stock Unit Agreement	8-K	10.1	05/24/2007

10.4*	Non-Qualified Stock Option Agreement

10.5*	Restricted Stock Unit Agreement

10.6*	Performance Share Unit Agreement

10.7*	Severance Program for Management Committee Members	10-K	10.43	02/25/2011

10.8*	Amended and Restated DB SERP for Management Committee Members of Domtar	10-K	10.27	02/27/2015

10.9*	Amended and Restated DC SERP for Designated Executives of Domtar	10-K	10.28	02/27/2015

10.10*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation	10-K	10.50	02/27/2009

10.11	Stock Purchase Agreement by and among Attends Healthcare Holdings, LLC, Attends Healthcare, Inc. and Domtar Corporation dated as of August 12, 2011	10-Q	2.1	11/04/2011

10.12	Amended and Restated Credit Agreement, dated as of October 3, 2014, among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Bank USA and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	10.1	10/31/2014

10.13	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan	DEF 14A	Annex A	03/30/2012

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.14	Domtar Corporation Annual Incentive Plan for members of the Management Committee

10.15*	Employment agreement of Mr. Michael Fagan	10-K	10.48	02/28/2013

10.16*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees)	10-K	10.39	02/24/2014

10.17*	Amended and Restated Employment Agreement of Mr. John D. Williams	10-Q	10.1	08/02/2013

10.18	First amendment, dated as of September 13, 2013, to the Amended and Restated Credit Agreement among the Company, Domtar Paper Company, LLC, Domtar Inc., Canadian Imperial Bank of Commerce, Goldman Sachs Lending Partners LLC and Royal Bank of Canada, as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	10.1	11/01/2013

10.19*	DC SERP for Designated Executives of Domtar Personal Care	10-K	10.47	02/27/2015

10.20*	Employment agreement of Mr. Michael D. Garcia	10-Q	10.1	08/01/2014

10.21	Term Loan Credit Agreement, dated as of July 20, 2015, among Domtar Paper Company, LLC, Domtar Corporation, the lenders from time to time parties to this agreement, and Cobank, ACB, as Administrative Agent	10-Q	10.1	08/06/2015

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

*	Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at	Charged to	Deductions from	Balance at end
	beginnings of year	income	reserve	of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
2015	6	5	(5)	6
2014	4	2	—	6
2013	4	2	(2)	4

	Balance at	Charged to	Deductions from	Balance at end
	beginnings of year	income	reserve	of year
	$	$	$	$
Valuation Allowance on Deferred Tax Assets
2015	25	(1)	(1)	23
2014	19	7	(1)	25
2013	14	5	—	19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on February 26, 2016

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

Signature	Title	Date

/s/ John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2016
John D. Williams

/s/ Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
Daniel Buron

/s/Giannella Alvarez	Director	February 26, 2016
Giannella Alvarez

/s/ Robert E. Apple	Director	February 26, 2016
Robert E. Apple

/s/ Louis P. Gignac	Director	February 26, 2016
Louis P. Gignac

/s/ David J. Illingworth	Director	February 26, 2016
David J. Illingworth

/s/ Brian M. Levitt	Director	February 26, 2016
Brian M. Levitt

/s/ David G. Maffucci	Director	February 26, 2016
David G. Maffucci

/s/ Domenic Pilla	Director	February 26, 2016
Domenic Pilla

/s/ Robert J. Steacy	Director	February 26, 2016
Robert J. Steacy

/s/ Pamela B. Strobel	Director	February 26, 2016
Pamela B. Strobel

/s/ Denis Turcotte	Director	February 26, 2016
Denis Turcotte

/s/ Mary A. Winston	Director	February 26, 2016
Mary A. Winston