Form 10-Q
period 2016-03-31
Domtar CORP
filed 2016-05-05
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

At April 29, 2016, 62,585,337 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2016

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31,	March 31,
	2016	2015
	(Unaudited)
	$	$
Sales	1,287	1,348
Operating expenses
Cost of sales, excluding depreciation and amortization	1,050	1,062
Depreciation and amortization	89	90
Selling, general and administrative	103	100
Impairment of property, plant and equipment (NOTE 11)	21	19
Closure and restructuring costs (NOTE 11)	2	1
Other operating loss, net (NOTE 6)	4	5
	1,269	1,277
Operating income	18	71
Interest expense, net	17	26
Earnings before income taxes	1	45
Income tax (benefit) expense (NOTE 7)	(3)	9
Net earnings	4	36
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.06	0.56
Diluted	0.06	0.56
Weighted average number of common shares outstanding (millions)
Basic	62.7	63.8
Diluted	62.8	63.9
Cash dividends per common share	0.40	0.375

Net earnings	4	36
Other comprehensive income (loss) (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(13) (2015 - $(13))	20	(18)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(5) (2015 - $(4))	8	5
Foreign currency translation adjustments	85	(167)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) (2015 - $(1))	1	2
Other comprehensive income (loss)	114	(178)
Comprehensive income (loss)	118	(142)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2016	2015
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	97	126
Receivables, less allowances of $7 and $6	643	627
Inventories (NOTE 8)	779	766
Prepaid expenses	32	21
Income and other taxes receivable	21	14
Total current assets	1,572	1,554
Property, plant and equipment, net	2,868	2,835
Goodwill (NOTE 9)	551	539
Intangible assets, net (NOTE 10)	614	601
Other assets	154	125
Total assets	5,759	5,654
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	6	—
Trade and other payables	710	720
Income and other taxes payable	21	27
Long-term debt due within one year	41	41
Total current liabilities	778	788
Long-term debt	1,211	1,210
Deferred income taxes and other	677	654
Other liabilities and deferred credits	357	350
Commitments and contingencies (NOTE 14)
Shareholders' equity (NOTE 13)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,415,767 and 2,151,168 shares	—	—
Additional paid-in capital	1,957	1,966
Retained earnings	1,165	1,186
Accumulated other comprehensive loss	(387)	(501)
Total shareholders' equity	2,736	2,652
Total liabilities and shareholders' equity	5,759	5,654

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2015	62.8	1	1,966	1,186	(501)	2,652
Stock-based compensation, net of tax	0.1	—	1	—	—	1
Net earnings	—	—	—	4	—	4
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(13)	—	—	—	—	20	20
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(5)	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	85	85
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	1	1
Stock repurchase	(0.3)	—	(10)	—	—	(10)
Cash dividends declared	—	—	—	(25)	—	(25)
Balance at March 31, 2016	62.6	1	1,957	1,165	(387)	2,736

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2016	March 31, 2015
	(Unaudited)
	$	$
Operating activities
Net earnings	4	36
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	89	90
Deferred income taxes and tax uncertainties	(3)	(15)
Impairment of property, plant and equipment	21	19
Net gains on disposals of property, plant and equipment	—	(1)
Stock-based compensation expense	1	2
Other	—	(1)
Changes in assets and liabilities
Receivables	(6)	(44)
Inventories	(1)	(12)
Prepaid expenses	(1)	2
Trade and other payables	2	(10)
Income and other taxes	(9)	55
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(1)	2
Other assets and other liabilities	1	4
Cash flows provided from operating activities	97	127
Investing activities
Additions to property, plant and equipment	(100)	(70)
Proceeds from disposals of property, plant and equipment	—	1
Cash flows used for investing activities	(100)	(69)
Financing activities
Dividend payments	(25)	(24)
Stock repurchase	(10)	(13)
Net change in bank indebtedness	7	(4)
Proceeds from receivables securitization facility	20	—
Repayments of receivables securitization facility	(20)	—
Repayments of long-term debt	(1)	(1)
Other	—	1
Cash flows used for financing activities	(29)	(41)
Net (decrease) increase in cash and cash equivalents	(32)	17
Impact of foreign exchange on cash	3	(8)
Cash and cash equivalents at beginning of period	126	174
Cash and cash equivalents at end of period	97	183
Supplemental cash flow information
Net cash payments for:
Interest	20	27
Income taxes paid (refund), net	6	(23)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission. The December 31, 2015 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

PRESENTATION OF DEBT ISSUANCE COSTS

In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB also issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which allows debt issuance costs associated with line-of-credit arrangements to be presented as an asset.

The Company adopted the new requirements on January 1, 2016 with retrospective application.  The effect of this change in accounting policy on our Consolidated Balance Sheet as at December 31, 2015 was as a reduction of $9 million in Other assets and Long-term debt.

CLOUD COMPUTING ARRANGEMENTS

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in Cloud Computing Arrangements,” which clarifies the circumstances under which a cloud computing customer would account for a cloud computing arrangement as a license of internal-use software under Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The amendments provide customers with guidance on determining whether or not a cloud computing arrangement includes a software license that should be accounted as internal-use software.

The Company adopted the new requirements prospectively on January 1, 2016 with no material impact on the consolidated financial statements.

FUTURE ACCOUNTING CHANGES

REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The core principal of this guideline is that an entity should recognize revenue, to depict the transfer of promised goods or services to customers, in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. Guidance in this section supersedes the revenue recognition requirements found in topic 605.

ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early adoption is permitted only for annual and interim periods beginning after December 15, 2016.

The Company is currently evaluating these changes to determine how they will impact the consolidated financial statements.

INVENTORY

In July, 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the measurement of inventories valued under FIFO – first-in, first-out – and moving average methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost or net realizable value.  Net realizable value is defined as the estimated selling costs less reasonable costs to sell the inventory. This ASU does not change the measurement principles for inventories valued under the LIFO – last-in, first-out – method. The amendments in the update are effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively and early adoption is permitted.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FINANCIAL INSTRUMENTS

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.

The amendments in this update are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. To adopt the amendments, the Company will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. Early adoption is permitted.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize a right-of-use asset and a lease liability for all of their leases with a lease term greater than 12 months while continuing to recognize expenses in the statement of earnings in a manner similar to current accounting standards. For lessors, the new standard modifies the classification criteria and the accounting for sales-type and direct financing leases. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period.

The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

SHARE-BASED PAYMENTS

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

DERIVATIVES AND HEDGING

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies that "a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument" or "a change in a critical term of the hedging relationship." As long as all other hedge accounting criteria in ASC 815 are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

NOTE 3.

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

Upon inception, the Company formally documents the relationship between hedging instruments and hedged items. At inception and quarterly thereafter, the Company formally assesses whether the financial instruments used in hedging transactions are effective at offsetting changes in either the cash flow or the fair value of the underlying exposures. The ineffective portion of the qualifying instrument is immediately recognized to earnings. The amount of ineffectiveness recognized was immaterial for all periods presented. The Company does not hold derivative financial instruments for trading purposes.

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2016, one of Domtar’s Pulp and Paper segment customers located in the United States represented 13% ($83 million) (2015 – 12% ($78 million)) of the Company’s receivables.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2016 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts		Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural Gas
2016 (1)	12,450,000	MMBTU (2)	$40	80%
2017	8,980,000	MMBTU (2)	$28	34%
2018	4,275,000	MMBTU (2)	$13	16%
2019	3,375,000	MMBTU (2)	$10	13%
2020	3,375,000	MMBTU (2)	$11	13%
2021	525,000	MMBTU (2)	$2	7%

(1)	Represents the remaining nine months of 2016
(2)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of March 31, 2016. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three months ended March 31, 2016 resulting from hedge ineffectiveness (three months ended March 31, 2015 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by its Canadian subsidiary over the next 24 months. Derivatives are used to hedge forecasted sales by its U.S. subsidiaries in Euros and in British pounds over the next nine months. Derivatives are also used to hedge forecasted sales in British pounds and Norwegian krone and forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over the next 12 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of March 31, 2016 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate
		2016
CDN/USD	Pulp and Paper		409 CDN	70%	1 USD = 1.2351	1 USD = 1.2730
USD/Euro	Personal Care		44 USD	84%	1 Euro = 1.1352	1 Euro = 1.1352
Euro/USD	Pulp and Paper		28 EUR	75%	1 Euro = 1.1282	1 Euro = 1.1282
		2017
CDN/USD	Pulp and Paper		358 CDN	46%	1 USD = 1.3164	1 USD = 1.3617
USD/Euro	Personal Care		9 USD	13%	1 Euro = 1.1060	1 Euro = 1.1060
		2018
CDN/USD	Pulp and Paper		55 CDN	7%	1 USD = 1.3149	1 USD = 1.3838

The foreign exchange derivative contracts were fully effective as of March 31, 2016. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three months ended March 31, 2016 resulting from hedge ineffectiveness (three months ended March 31, 2015 - nil).

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

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at March 31, 2016 and December 31, 2015, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	16	—	16	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	14	—	14	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	32	—	32	—

Liabilities derivatives
Currency derivatives	20	—	20	—	(a)	Trade and other payables
Currency derivatives	5	—	5	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	14	—	14	—	(a)	Trade and other payables
Natural gas swap contracts	4	—	4	—	(a)	Other liabilities and deferred credits
Total Liabilities	43	—	43	—

Other Instruments:
Asset backed notes ("ABN")	1	—	—	1	(b)	Other assets
Long-term debt	1,273	—	1,273	—	(c)	Long-term debt

The cumulative loss recorded in Other comprehensive income (loss) relating to natural gas contracts of $16 million at March 31, 2016, will be recognized in Cost of sales upon maturity of the derivatives over the next 60 months at the then prevailing values, which may be different from those at March 31, 2016.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The cumulative gain recorded in Other comprehensive income (loss) relating to currency options and forwards hedging forecasted purchases of $5 million at March 31, 2016, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 24 months at the then prevailing values, which may be different from those at March 31, 2016.

Fair Value of financial instruments at:	December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	6	—	6	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	2	—	2	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	10	—	10	—

Liabilities derivatives
Currency derivatives	39	—	39	—	(a)	Trade and other payables
Currency derivatives	10	—	10	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	14	—	14	—	(a)	Trade and other payables
Natural gas swap contracts	4	—	4	—	(a)	Other liabilities and deferred credits
Total Liabilities	67	—	67	—

Other Instruments:
Asset backed notes	1	—	—	1	(b)	Other assets
Long-term debt	1,261	—	1,261	—	(c)	Long-term debt

(a)	Fair value of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
-

For currency derivatives: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.
(b)

ABN are reported at fair value utilizing Level 3 inputs. Fair value of ABN reported under Level 3 is based on the value of the collateral investments held in the conduit issuer, reduced by the negative value of credit default derivatives, with an additional discount applied for illiquidity. These ABN are held outside of the Company’s pension plans.

(c)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,252 million and $1,251 million at March 31, 2016 and December 31, 2015, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended
	March 31,	March 31,
	2016	2015
Net earnings	$4	$36
Weighted average number of common shares outstanding (millions)	62.7	63.8
Effect of dilutive securities (millions)	0.1	0.1
Weighted average number of diluted common shares outstanding (millions)	62.8	63.9

Basic net earnings per common share (in dollars)	$0.06	$0.56
Diluted net earnings per common share (in dollars)	$0.06	$0.56

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended
	March 31,	March 31,
	2016	2015
Options	415,922	139,007

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2016, the pension expense was $10 million (2015 – $8 million).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans. Non-unionized employees in Canada joining the Company after June 1, 2000 participate in a defined contribution pension plan. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Unionized and non-union hourly employees in the U.S. who are not grandfathered under the existing defined benefit pension plans, participate in a defined contribution pension plan for future service. The Company also sponsors a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs and medical and dental benefits. The Company also provides supplemental unfunded defined benefit pension plans and supplemental unfunded defined contribution pension plans to certain senior management employees.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2016
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	8	—
Interest expense	12	1
Expected return on plan assets	(19)	—
Amortization of net actuarial loss	1	—
Amortization of prior year service costs	1	—
Net periodic benefit cost	3	1

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2015
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	9	1
Interest expense	16	1
Expected return on plan assets	(24)	—
Amortization of net actuarial loss	2	—
Amortization of prior year service costs	1	—
Net periodic benefit cost	4	2

For the three months ended March 31, 2016, the Company contributed $4 million (2015 – $3 million) to the pension plans and $1 million (2015 – $1 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING LOSS, NET

Other operating loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss, net includes the following:

	For the three months ended
	March 31,	March 31,
	2016	2015
	$	$
Gain on sale of property, plant and equipment	—	(1)
Bad debt expense	—	5
Foreign exchange loss	4	—
Other	—	1
Other operating loss, net	4	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the first quarter of 2016, the Company’s income tax benefit was $3 million, consisting of no current income tax expense and a deferred income tax benefit of $3 million. This compares to an income tax expense of $9 million in the first quarter of 2015, consisting of a current income tax expense of $24 million and a deferred income tax benefit of $15 million. The Company made income tax payments, net of refunds, of $6 million during the first quarter of 2016. The effective tax rate was -300% compared with an effective tax rate of 20% in the first quarter of 2015. The effective tax rate for the first quarter of 2016 was impacted by the approval of a state tax credit in the U.S. The effective tax rate for the first quarter of 2015 was impacted by the impairment of property, plant, and equipment charges occurring in a high-tax jurisdiction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2016	2015
	$	$
Work in process and finished goods	440	432
Raw materials	134	130
Operating and maintenance supplies	205	204
	779	766

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

March 31, 2016
$
Balance at December 31, 2015	539
Effect of foreign currency exchange rate change	12
Balance at end of period	551

The goodwill at March 31, 2016 is entirely related to the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		March 31,			December 31,
		2016			2015
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	7	(1)	6	7	(1)	6
Customer relationships	10 - 40	362	(50)	312	354	(46)	308
Technology	7 - 20	8	(3)	5	8	(2)	6
Non-Compete	9	1	—	1	1	—	1
License rights	12	28	(6)	22	28	(6)	22
		406	(60)	346	398	(55)	343
Indefinite-lived intangible assets not subject to amortization
Trade names		223	—	223	215	—	215
License rights		6	—	6	6	—	6
Catalog rights		39	—	39	37	—	37
Total		674	(60)	614	656	(55)	601

Amortization expense related to intangible assets for the three months ended March 31, 2016 was $5 million (2015 – $5 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2016	2017	2018	2019	2020
	$	$	$	$	$
Amortization expense related to intangible assets	19	19	19	18	18

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY AND IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

The Company regularly reviews its overall production capacity with the objective of aligning its production capacity with anticipated long-term demand, which in some cases could result in closure or impairment costs being recorded in earnings.

Ashdown, Arkansas mill

On December 10, 2014, the Company announced that its Board of Directors approved a $160 million capital project to convert a paper machine at the Ashdown, Arkansas mill to a high quality fluff pulp line used in absorbent applications such as baby diapers, feminine hygiene and adult incontinence products. The planned conversion is expected to come online by the third quarter of 2016 and will allow for the production of up to 516,000 metric tons of fluff pulp per year once the machine is in full operation. The project resulted in the permanent reduction of 364,000 short tons of annual uncoated freesheet production capacity on March 31, 2016.

The conversion work commenced during the second quarter of 2016 and the fluff pulp line is scheduled to startup by the third quarter of 2016. The cost of conversion will be approximately $160 million of which $60 million was invested in 2015 and the remaining is expected to be invested in 2016. The Company also invested in a pulp bale line that will provide flexibility to manufacture papergrade softwood pulp, contingent on market conditions. The cost of the pulp bale line will be approximately $40 million of which $21 million was invested in 2015 and the remaining in 2016.

The Company recorded $21 million for the three months ended March 31, 2016, of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss). The Company also recorded $1 million of severance and termination costs under Closure and restructuring costs.

The Company recorded $19 million for the three months ended March 31, 2015, of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Other costs

During the first quarter of 2016, other costs related to previous and ongoing closures include $1 million of severance and termination costs related to Pulp and Paper.

During the first quarter of 2015, other costs related to previous and ongoing closures include $1 million of severance and termination costs related to Personal Care.

At March 31, 2016, the Company’s provision for closure and restructuring costs is $4 million. This provision is comprised of severance and termination costs, all related to Pulp and Paper.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2014	(15)	(192)	(13)	(48)	(268)
Natural gas swap contracts	(8)	N/A	N/A	N/A	(8)
Currency options	(40)	N/A	N/A	N/A	(40)
Forward exchange forward contracts	7	N/A	N/A	N/A	7
Net (gain) loss	N/A	(5)	3	N/A	(2)
Foreign currency items	N/A	N/A	N/A	(223)	(223)
Other comprehensive (loss) income before reclassifications	(41)	(5)	3	(223)	(266)
Amounts reclassified from Accumulated other comprehensive loss	26	7	—	—	33
Net current period other comprehensive (loss) income	(15)	2	3	(223)	(233)
Balance at December 31, 2015	(30)	(190)	(10)	(271)	(501)
Natural gas swap contracts	(3)	N/A	N/A	N/A	(3)
Currency options	14	N/A	N/A	N/A	14
Forward exchange forward contracts	9	N/A	N/A	N/A	9
Foreign currency items	N/A	N/A	N/A	85	85
Other comprehensive income before reclassifications	20	—	—	85	105
Amounts reclassified from Accumulated other comprehensive loss	8	1	—	—	9
Net current period other comprehensive income	28	1	—	85	114
Balance at March 31, 2016	(2)	(189)	(10)	(186)	(387)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	For the three months ended
	March 31, 2016	March 31, 2015
Net derivative losses on cash flow hedges
Natural gas swap contracts	5	4	(1)
Currency options and forwards	8	5	(1)
Total before tax	13	9
Tax benefit	(5)	(4)
Net of tax	8	5

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	2	3	(2)
Tax benefit	(1)	(1)
Net of tax	1	2

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).

(2)       These amounts are included in the computation of net periodic benefit cost. Refer to Note 5 “Pension plans and other post-   retirement benefit plans” for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SHAREHOLDERS’ EQUITY

On February 22, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of the Company’s common stock. Total dividends of approximately $25 million were paid on April 15, 2016 to shareholders of record on April 4, 2016.

On May 3, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on July 15, 2016, to shareholders of record on July 5, 2016.

STOCK REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a stock repurchase program (the “Program”) of up to $1.3 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions in the United States. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of stock options, awards, and to improve shareholders’ returns.

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

During the first quarter of 2016, the Company repurchased 304,915 shares at an average price of $32.21 for a total cost of $10 million.

During the first quarter of 2015, the Company repurchased 340,844 shares at an average price of $39.20 for a total cost of $13 million.

Since the inception of the Program, the Company has repurchased 24,853,827 shares at an average price of $39.33 for a total cost of $977 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan International Ltd. (“Seaspan”) and the Company, in order to define and implement an action plan to address soil, sediment and groundwater issues. Working with authorities, Seaspan and the Company selected a remedial plan and obtained permitting approval on May 14, 2015 from the Vancouver Fraser Port Authority. It is anticipated that construction will begin in 2016 or 2017. The Company has recorded an environmental reserve to address its estimated exposure. The possible loss in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31, 2016
$
Balance at beginning of period	52
Environmental spending	(1)
Effect of foreign currency exchange rate change	2
Balance at end of period	53

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

In the United States, EPA’s Clean Power Plan requires states to develop compliance plans to reduce GHG emissions beginning in 2022 from existing electric utilities. The final rule is being litigated with 45 of 50 states directly involved in the litigation.  The Clean Power Plan requirements could result in significant changes to state energy resources and increase the cost of purchased energy in most states.  On February 9, 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan until the litigation is resolved. Many states have stopped working on their compliance plans but a few states are continuing. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The EPA is also developing a biogenic carbon accounting framework to account for carbon dioxide emissions from biomass fuels for Clean Air Act permitting and other regulatory purposes. The Company does not expect to be disproportionately affected by any future EPA measures compared with other pulp and paper producers in the United States.

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

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The province of Quebec has a GHG cap-and-trade system with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The province of Ontario is also developing a cap-and-trade system, with final rules expected this year and the first compliance period beginning in 2017. The Company does not expect to be disproportionately affected compared to the other large pulp and paper producers located in the province.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2016, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On January 4, 2016, the Competition Directorate issued a proposed decision confirming the allegations of the Statement of Objections. The proposed decision recommends the imposition of fines on the parties without recommending the amount of any fines. The final decision of the CNMC as to the liability of the investigated parties will be made by the Council of the CNMC and is expected in June 2016.

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

It is not possible, however, to predict the amount of any fines that may be imposed in the final decision of the CNMC  in the event that Indas and its two affiliates were to be found liable. To determine the range of potential liability, the Company considered a number of factors including current legislation allowing for a maximum penalty of 10% of the consolidated sales of Indas for 2015 and the relevant recent decisions of the Council, where the fines have ranged between 0.1% and 6.5% of the company’s total turnover under investigation in the year prior to the decision.

The Company estimates that in the event of an adverse determination by the CNMC, the penalties for Indas and its affiliates could range from €0 to €21 million ($24 million).

Given that no one estimate is better than another, within the range of possible sanctions, Domtar recorded a provision of less than $1 million, which represents the lower end of the range.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers is backed by a retained purchase price of €3 million ($3 million) and bank guarantees of €9 million ($10 million). The Company purchased limited insurance coverage for an additional €28.5 million ($32 million). If the sellers were found to be in breach of the relevant representations and warranties, the €12 million ($14 million) attributable to the retained cash and bank guarantees would act as a deductible under the insurance policy. The Company’s total recovery from the retained purchase price, the bank guarantees and the purchased insurance coverage is thus potentially up to €40.5 million ($46 million). In the event a penalty is assessed against Indas and its affiliates, there are customary risks associated with the assertion of the Company’s rights under the bank guarantees and insurance policy. In such event, the Company will assess this risk and potential impact which may result in recording a liability for a penalty in one period and only recording a recovery from guarantees and insurance at such time as the Company has more certainty of recovery, which may be in a different period.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2016, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2016 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SEGMENT DISCLOSURES

The Company operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
	March 31,	March 31,
SEGMENT DATA	2016	2015
	$	$
Sales
Pulp and Paper	1,085	1,146
Personal Care	216	218
Total for reportable segments	1,301	1,364
Intersegment sales	(14)	(16)
Consolidated sales	1,287	1,348

Depreciation and amortization and impairment of property, plant and equipment
Pulp and Paper	73	74
Personal Care	16	16
Total for reportable segments	89	90
Impairment of property, plant and equipment - Pulp and Paper	21	19
Consolidated depreciation and amortization and impairment of property, plant and equipment	110	109

Operating income (loss)
Pulp and Paper	19	75
Personal Care	14	10
Corporate	(15)	(14)
Consolidated operating income	18	71
Interest expense, net	17	26
Earnings before income taxes	1	45
Income tax (benefit) expense	(3)	9
Net earnings	4	36

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2016 and December 31, 2015, the Statements of Earnings and Comprehensive Income (Loss) and Cash Flows for the three months ended March 31, 2016 and 2015 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	March 31, 2016
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,061	521	(295)	1,287
Operating expenses
Cost of sales, excluding depreciation and amortization	—	967	378	(295)	1,050
Depreciation and amortization	—	65	24	—	89
Selling, general and administrative	8	27	68	—	103
Impairment of property, plant and equipment	—	21	—	—	21
Closure and restructuring costs	—	2	—	—	2
Other operating loss, net	—	—	4	—	4
	8	1,082	474	(295)	1,269
Operating (loss) income	(8)	(21)	47	—	18
Interest expense (income), net	16	9	(8)	—	17
(Loss) earnings before income taxes	(24)	(30)	55	—	1
Income tax (benefit) expense	(5)	(8)	10	—	(3)
Share in earnings of equity accounted investees	23	45	—	(68)	—
Net earnings	4	23	45	(68)	4
Other comprehensive income	114	115	85	(200)	114
Comprehensive income	118	138	130	(268)	118

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2015
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,116	533	(301)	1,348
Operating expenses
Cost of sales, excluding depreciation and amortization	—	976	387	(301)	1,062
Depreciation and amortization	—	64	26	—	90
Selling, general and administrative	5	33	62	—	100
Impairment of property, plant and equipment	—	19	—	—	19
Closure and restructuring costs	—	—	1	—	1
Other operating loss (income), net	2	5	(2)	—	5
	7	1,097	474	(301)	1,277
Operating (loss) income	(7)	19	59	—	71
Interest expense (income), net	26	7	(7)	—	26
(Loss) earnings before income taxes	(33)	12	66	—	45
Income tax (benefit) expense	(9)	1	17	—	9
Share in earnings of equity accounted investees	60	49	—	(109)	—
Net earnings	36	60	49	(109)	36
Other comprehensive loss	(178)	(180)	(166)	346	(178)
Comprehensive loss	(142)	(120)	(117)	237	(142)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	March 31, 2016
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	23	5	69	—	97
Receivables	—	385	258	—	643
Inventories	—	548	231	—	779
Prepaid expenses	5	20	7	—	32
Income and other taxes receivable	8	4	17	(8)	21
Intercompany accounts	870	4,925	172	(5,967)	—
Total current assets	906	5,887	754	(5,975)	1,572
Property, plant and equipment, net	—	2,009	859	—	2,868
Goodwill	—	296	255	—	551
Intangible assets, net	—	252	362	—	614
Investments in affiliates	8,157	2,178	—	(10,335)	—
Intercompany long-term advances	6	89	638	(733)	—
Other assets	4	25	125	—	154
Total assets	9,073	10,736	2,993	(17,043)	5,759
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	6	—	—	6
Trade and other payables	62	442	206	—	710
Intercompany accounts	4,806	883	278	(5,967)	—
Income and other taxes payable	—	20	9	(8)	21
Long-term debt due within one year	38	2	1	—	41
Total current liabilities	4,906	1,353	494	(5,975)	778
Long-term debt	903	299	9	—	1,211
Intercompany long-term loans	509	224	—	(733)	—
Deferred income taxes and other	3	524	150	—	677
Other liabilities and deferred credits	16	179	162	—	357
Shareholders' equity	2,736	8,157	2,178	(10,335)	2,736
Total liabilities and shareholders' equity	9,073	10,736	2,993	(17,043)	5,759

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2015
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	49	2	75	—	126
Receivables	—	384	243	—	627
Inventories	—	556	210	—	766
Prepaid expenses	8	7	6	—	21
Income and other taxes receivable	—	13	11	(10)	14
Intercompany accounts	764	4,776	16	(5,556)	—
Total current assets	821	5,738	561	(5,566)	1,554
Property, plant and equipment, net	—	2,018	817	—	2,835
Goodwill	—	296	243	—	539
Intangible assets, net	—	254	347	—	601
Investments in affiliates	8,005	2,050	—	(10,055)	-
Intercompany long-term advances	6	88	621	(715)	-
Other assets	15	10	115	(15)	125
Total assets	8,847	10,454	2,704	(16,351)	5,654
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	61	456	203	—	720
Intercompany accounts	4,685	722	149	(5,556)	—
Income and other taxes payable	4	24	9	(10)	27
Long-term debt due within one year	38	1	2	—	41
Total current liabilities	4,788	1,203	363	(5,566)	788
Long-term debt	901	301	8	—	1,210
Intercompany long-term loans	490	225	—	(715)	—
Deferred income taxes and other	—	535	131	(12)	654
Other liabilities and deferred credits	16	185	152	(3)	350
Shareholders' equity	2,652	8,005	2,050	(10,055)	2,652
Total liabilities and shareholders' equity	8,847	10,454	2,704	(16,351)	5,654

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	4	23	45	(68)	4
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(9)	29	5	68	93
Cash flows (used for) provided from operating activities	(5)	52	50	—	97
Investing activities
Additions to property, plant and equipment	—	(80)	(20)	—	(100)
Cash flows used for investing activities	—	(80)	(20)	—	(100)
Financing activities
Dividend payments	(25)	—	—	—	(25)
Stock repurchase	(10)	—	—	—	(10)
Net change in bank indebtedness	—	7	—	—	7
Proceeds from receivables securitization facility	—	—	20	—	20
Repayments of receivables securitization facility	—	—	(20)	—	(20)
Repayments of long-term debt	—	(1)	—	—	(1)
Increase in long-term advances to related parties	14	25	—	(39)	—
Decrease in long-term advances to related parties	—	—	(39)	39	—
Cash flows (used for) provided from financing activities	(21)	31	(39)	—	(29)
Net (decrease) increase in cash and cash equivalents	(26)	3	(9)	—	(32)
Impact of foreign exchange on cash	—	—	3	—	3
Cash and cash equivalents at beginning of period	49	2	75	—	126
Cash and cash equivalents at end of period	23	5	69	—	97

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	36	60	49	(109)	36
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(10)	17	(25)	109	91
Cash flows provided from operating activities	26	77	24	—	127
Investing activities
Additions to property, plant and equipment	—	(46)	(24)	—	(70)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Cash flows used for investing activities	—	(46)	(23)	—	(69)
Financing activities
Dividend payments	(24)	—	—	—	(24)
Stock repurchase	(13)	—	—	—	(13)
Net change in bank indebtedness	—	(4)	—	—	(4)
Repayments of long-term debt	—	(1)	—	—	(1)
Increase in long-term advances to related parties	—	(24)	—	24	—
Decrease in long-term advances to related parties	10	—	14	(24)	—
Other	1	—	—	—	1
Cash flows (used for) provided from financing activities	(26)	(29)	14	—	(41)
Net increase in cash and cash equivalents	—	2	15	—	17
Impact of foreign exchange on cash	—	—	(8)	—	(8)
Cash and cash equivalents at beginning of period	79	18	77	—	174
Cash and cash equivalents at end of period	79	20	84	—	183

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in the Quarterly Report. The MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States (“GAAP”).

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on three month periods ended March 31, 2016 and 2015. The three months periods are also referred to as the first quarter of 2016 and 2015. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month period ended March 31, 2016
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

OVERVIEW

We design, manufacture, market and distribute a wide variety of fiber-based products, including communication papers, specialty and packaging papers, and absorbent hygiene products. The foundation of our business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. The majority of our pulp production is consumed internally to manufacture paper and other consumer products with the balance sold as market pulp. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We are also a marketer and producer of a broad line of incontinence care products, marketed primarily under the Attends®, IncoPack® and Indasec® brand names, as well as infant diapers. To learn more, visit www.Domtar.com.

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2016

•	Operating income and net earnings decreased by 75% and 89%, respectively from the first quarter of 2015
•

Sales decreased by 5% from the first quarter of 2015. Net average selling prices for pulp and paper were down from the first quarter of 2015. Our manufactured paper volumes were down while our pulp volumes were up when compared to the first quarter of 2015

•

Recognition of accelerated depreciation of $21 million related to our 2014 decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line. The paper machine was closed on March 31, 2016, which will reduce our annual paper capacity by 364,000 tons

•	We repurchased $10 million of our common stock and paid $25 million in dividends

	Three months ended		Variance
FINANCIAL HIGHLIGHTS	March 31, 2016	March 31, 2015	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,287	$1,348	$(61)	-5%
Operating income	18	71	(53)	-75%
Net earnings	4	36	(32)	-89%
Net earnings per common share (in dollars)[1]:
Basic	$0.06	$0.56	$(0.50)	-89%
Diluted	$0.06	$0.56	$(0.50)	-89%

	At March 31, 2016	At December 31, 2015
Total assets	$5,759	$5,654
Total long-term debt, including current portion	$1,252	$1,251

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

The second quarter is expected to be affected by seasonally higher maintenance activity in our pulp and paper business in addition to costs of approximately $23 million related to the fluff pulp conversion outage at our Ashdown mill. For the remainder of the year, our paper shipments are expected to trend with market demand. Recently announced price increases should positively impact Pulp and Paper. Personal Care results should benefit from the new customer wins, market growth and cost savings from the new manufacturing platform. Costs for raw materials should marginally increase.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our first quarter of 2016 and 2015 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

Analysis of Sales
By Business Segment	Three months ended		Variance
	March 31, 2016	March 31, 2015	$	%
Pulp and Paper	$1,085	$1,146	(61)	-5%
Personal Care	216	218	(2)	-1%
Total for reportable segments	1,301	1,364	(63)	-5%
Intersegment sales	(14)	(16)	2
Consolidated	1,287	1,348	(61)	-5%

Shipments
Paper - manufactured (in thousands of ST)	786	804	(18)	-2%
Communication Papers	657	669	(12)	-2%
Specialty and Packaging	129	135	(6)	-4%
Paper - sourced from third parties (in thousands of ST)	32	35	(3)	-9%
Paper - total (in thousands of ST)	818	839	(21)	-3%
Pulp (in thousands of ADMT)	369	350	19	5%

Analysis of Changes in Sales
	First quarter of 2016 versus First quarter of 2015
	% Change in Sales due to
	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	-5%	-%	-%	-5%
Personal Care	-3%	3%	-1%	-1%
Consolidated sales	-5%	-%	-%	-5%

Analysis of Operating Income (Loss)
By Business Segment	Three months ended		Variance
	March 31, 2016	March 31, 2015	$	%
Operating income (loss)
Pulp and Paper	19	75	(56)	-75%
Personal Care	14	10	4	40%
Corporate	(15)	(14)	(1)
Consolidated operating income (loss)	18	71	(53)	-75%

First quarter of 2016 versus First quarter of 2015

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating expenses (b)	Currency, net of hedging	Depreciation/ impairment (c)	Restructuring (d)	Other Income/ expense (e)	Total
Pulp and Paper	(3)	(55)	18	(28)	16	(3)	(2)	1	(56)
Personal Care	3	(6)	13	(5)	(3)	—	1	1	4
Corporate	—	—	—	(2)	2	—	—	(1)	(1)
Consolidated operating income (loss)	—	(61)	31	(35)	15	(3)	(1)	1	(53)

(a)	Includes raw materials (fiber and chemicals) and energy expenses.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.

(c)

In the first quarter of 2016, we recorded $21 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, compared to $19 million recorded in the first quarter of 2015. Depreciation charges were higher by $1 million in the first quarter of 2016, excluding foreign currency impact.

(d)

In the first quarter of 2016, restructuring charges relates to the conversion at Ashdown described above ($1 million) and severance and termination costs ($1 million). In the first quarter of 2015, we incurred restructuring charges of $1 million.

(e)

First quarter of 2016 operating expenses/income includes:	First quarter of 2015 operating expenses/income includes:
- Foreign currency loss on working capital items ($4 million)	- Bad debt expense ($5 million) - Gain on sale of property, plant and equipment ($1 million) - Other expense ($1 million)

Commentary – First quarter of 2016 compared to First quarter of 2015

Interest Expense, net

We incurred $17 million of net interest expense in the first quarter of 2016, a decrease of $9 million compared to net interest expense of $26 million in the first quarter of 2015. This decrease was mostly due to partial repayment of the 9.5% Notes due 2016 and of the 10.75% Notes due 2017 in the third quarter of 2015. In addition, interest expense also decreased due to the repayment at maturity of the 7.125% Notes due in August 2015. This decrease was partially offset by interest expense related to the Term Loan Agreement entered in the third quarter of 2015.

Income Taxes

In the first quarter of 2016, our income tax benefit was $3 million, consisting of no current income tax expense and a deferred income tax benefit of $3 million. This compares to an income tax expense of $9 million in the first quarter of 2015, consisting of a current income tax expense of $24 million and a deferred income tax benefit of $15 million. We made income tax payments, net of refunds, of $6 million during the first quarter of 2016. The effective tax rate was -300% compared with an effective tax rate of 20% in the first quarter of 2015. The effective tax rate for the first quarter of 2016 was impacted by the approval of a state tax credit in the U.S.  The effective tax rate for the first quarter of 2015 was impacted by the impairment of property, plant, and equipment charges occurring in a high-tax jurisdiction.

Pulp and Paper Segment

Sales in our Pulp and Paper segment decreased by $61 million, or 5%, when compared to sales in the first quarter of 2015. This decrease in sales is mostly due to a 5% decrease in net average selling prices for pulp and paper as well as a decrease in our paper sales volumes.

Operating income in our Pulp and Paper segment amounted to $19 million in the first quarter of 2016, a decrease of $56 million, when compared to operating income of $75 million in the first quarter of 2015. Our results were negatively impacted by lower average selling prices for pulp and paper, higher maintenance costs due mostly to the timing of maintenance outages and lower productivity in pulp and paper. This decrease was partially offset by favorable currency rates, lower raw materials costs and lower freight costs.

Personal Care Segment

Sales in our Personal Care segment decreased by $2 million, or 1% when compared to sales in the first quarter of 2015. This decrease in sales is driven by lower selling prices of approximately 3% and unfavorable foreign currency rates of approximately 1%, due to the fluctuation between European currencies. This decrease was partially offset by higher sales volume/mix of 3%.

Operating income increased by $4 million or 40% in the first quarter of 2016 compared to the first quarter of 2015. Our results were positively impacted by favorable input costs, insourcing initiatives and favorable volume/mix. This was partially offset by lower selling prices, higher SG&A costs and unfavorable foreign currency rates between the European currencies.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2016, stock-based compensation expense recognized in our results of operations was $4 million for all outstanding awards which includes the mark-to-market expense related to liability awards of nil. This compares to a stock-based compensation expense of $7 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $3 million in the first quarter of 2015. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed credit facility, of which $550 million is currently undrawn and available, or through our receivables securitization facility, of which $111 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows provided from operating activities totaled $97 million in the first quarter of 2016, a $30 million decrease compared to cash flows provided from operating activities of $127 million in the first quarter of 2015. This decrease in cash flows provided from operating activities is primarily due to lower profitability and an increase in working capital requirements in the first quarter of 2016 when compared to the first quarter of 2015. We made income tax payments, net of refunds of $6 million in the first quarter of 2016 while we received income tax refunds, net of payments of $23 million during the first quarter of 2015.

Investing Activities

Cash flows used for investing activities in the first quarter of 2016 amounted to $100 million, a $31 million increase compared to cash flows used for investing activities of $69 million in the first quarter of 2015.

The use of cash in the first quarter of 2016 was attributable to additions to property, plant and equipment of $100 million.

The use of cash in the first quarter of 2015 was attributable to additions to property, plant and equipment of $70 million.

Our capital expenditures for 2016 are expected to be approximately between $330 million and $350 million.

Financing Activities

Cash flows used for financing activities totaled $29 million in the first quarter of 2016 compared to cash flows used for financing activities of $41 million in the first quarter of 2015.

The use of cash in the first quarter of 2016 was primarily the result of dividend payments ($25 million) and the repurchase of our common stock ($10 million). These were partially offset by an increase in our bank indebtedness ($7 million).

The use of cash in the first quarter of 2015 was primarily the result of dividend payments ($24 million), the repurchase of our common stock ($13 million) and a net repayment of our bank indebtedness ($4 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,161 million as of March 31, 2016 compared to $1,125 million as of December 31, 2015.

Notes Redemption

In the third quarter of 2015, we redeemed $55 million in aggregate principal amount of our 9.5% Notes due 2016, representing approximately 59% of the outstanding notes, and $215 million in aggregate principal amount of our 10.75% Notes due 2017, representing approximately 77% of the outstanding notes. The redemption price was equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, plus the applicable make-whole premium.

In addition, our 7.125% notes in the aggregate principal amount of $167 million matured on August 15, 2015.

The above-noted redemptions and repayment of notes were funded through a combination of cash on hand, borrowings under our credit facilities and proceeds from a new $300 million 10-year term loan agreement with a syndicate of bank lenders.

Term Loan

In the third quarter of 2015, a wholly owned subsidiary of Domtar entered into a $300 million Term Loan Agreement that matures on July 20, 2025. The facility was fully drawn down on August 19, 2015. Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. At March 31, 2016, we were in compliance with these financial covenants.

All borrowings under the Term Loan Agreement are unsecured. The Company and certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Term Loan Agreement.

Bank Facility

In 2014, we entered into a $600 million amended and restated Credit Agreement, that matures on October 3, 2019. The Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility), which may be borrowed in U.S. Dollars, Canadian Dollars (in an amount up to the Canadian Dollar equivalent of $150 million) and Euros (in an amount up to the Euro equivalent of $200 million). We may increase the maximum aggregate amount of availability under the Credit Agreement by up to $400 million, borrow this increased amount as a term loan, and extend the final maturity of the Credit Agreement by one year, subject to the agreement of applicable lenders.

Borrowings under the Credit Agreement bear interest at the LIBOR, EURIBOR or the Canadian bankers’ acceptance or prime rates as applicable, plus a margin linked to our credit rating at the time of borrowing. In addition, we pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At March 31, 2016, we were in compliance with these financial covenants, and borrowing under the Credit Agreement amounted to $50 million (March 31, 2015 – nil). At March 31, 2016, we had no outstanding letters of credit under this credit facility (March 31, 2015 – nil). We had $550 million available under this credit facility at March 31, 2016.

All borrowings under the Credit Agreement are unsecured. The Company and certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Credit Agreement.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At March 31, 2016, we had no borrowings and $39 million of letters of credit under the program (March 31, 2015– nil and $46 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At March 31, 2016, we had $111 million available under the accounts receivable securitization facility.

Common Stock

On February 22, 2016, our Board of Directors approved a quarterly dividend of $0.40 per share to be paid to holders of our common stock. Total dividends of approximately $25 million were paid on April 15, 2016 to shareholders of record on April 4, 2016.

On May 3, 2016, our Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of our common stock. This dividend is to be paid on July 15, 2016, to shareholders of record on July 5, 2016.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2016, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2016, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 “Recent Accounting Pronouncements,” of the financial statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, impairment and useful lives of long-lived assets, closure and restructuring costs, pension and other post-retirement benefit plans, income taxes, business combinations and contingencies. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others, should be reviewed as they are essential to understanding our results of operations, cash flows and financial condition. Actual results could differ from those estimates.

There has not been any material change to our policies since December 31, 2015. For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

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

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including strategic acquisitions;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including taxation), and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any; and
•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There has not been any material change in our exposure to market risk since December 31, 2015. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 3 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2016, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 “Commitments and Contingencies” of the financial statements in this Quarterly Report on Form 10-Q for the discussion regarding legal proceedings.

There have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2015, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended March 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
January 1 through January 31, 2016	—	$—	—	$332,392
February 1 through February 29, 2016	304,915	$32.21	304,915	$322,572
March 1 through March 31, 2016	—	$—	—	$322,572
	304,915	$32.21	304,915

(1) During the first quarter of 2016, we repurchased 304,915 shares at an average price of $32.21 per share, for a total cost of $10 million under our stock repurchase program (the “Program”) approved by the Board of Directors in May 2010 and amended in May 2011, December 2011 and February 2015. We currently have $323 million of remaining availability under our Program, including an increase of $300 million approved by the Board of Directors in February 2015. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 5, 2016

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary