Form 10-Q
period 2016-06-30
Domtar CORP
filed 2016-08-04
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

At July 29, 2016, 62,585,337 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2016

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(Unaudited)
	$	$	$	$
Sales	1,267	1,310	2,554	2,658
Operating expenses
Cost of sales, excluding depreciation and amortization	1,013	1,052	2,063	2,114
Depreciation and amortization	87	91	176	181
Selling, general and administrative	104	99	207	199
Impairment of property, plant and equipment (NOTE 11)	3	18	24	37
Closure and restructuring costs (NOTE 11)	21	1	23	2
Other operating loss (income), net (NOTE 6)	—	(13)	4	(8)
	1,228	1,248	2,497	2,525
Operating income	39	62	57	133
Interest expense, net	15	25	32	51
Earnings before income taxes	24	37	25	82
Income tax expense (benefit) (NOTE 7)	6	(1)	3	8
Net earnings	18	38	22	74
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.29	0.60	0.35	1.16
Diluted	0.29	0.60	0.35	1.16
Weighted average number of common shares outstanding (millions)
Basic	62.6	63.6	62.7	63.7
Diluted	62.7	63.7	62.8	63.8
Cash dividends per common share	0.40	0.40	0.80	0.78

Net earnings	18	38	22	74
Other comprehensive income (loss) (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(5) and $(18), respectively (2015 - $2 and $(11), respectively)	9	2	29	(16)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(3) and $(8), respectively (2015 - $(4) and $(8), respectively)	5	6	13	11
Foreign currency translation adjustments	(30)	43	55	(124)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) and $(2), respectively (2015 - nil and $(1), respectively)	2	2	3	4
Other comprehensive (loss) income	(14)	53	100	(125)
Comprehensive income (loss)	4	91	122	(51)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	111	126
Receivables, less allowances of $6 and $6	608	627
Inventories (NOTE 8)	753	766
Prepaid expenses	55	21
Income and other taxes receivable	31	14
Total current assets	1,558	1,554
Property, plant and equipment, net	2,906	2,835
Goodwill (NOTE 9)	543	539
Intangible assets, net (NOTE 10)	598	601
Other assets	163	125
Total assets	5,768	5,654
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	1	—
Trade and other payables	693	720
Income and other taxes payable	24	27
Long-term debt due within one year	64	41
Total current liabilities	782	788
Long-term debt	1,237	1,210
Deferred income taxes and other	681	654
Other liabilities and deferred credits	352	350
Commitments and contingencies (NOTE 14)
Shareholders' equity (NOTE 13)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,415,767 and 2,151,168 shares	—	—
Additional paid-in capital	1,959	1,966
Retained earnings	1,157	1,186
Accumulated other comprehensive loss	(401)	(501)
Total shareholders' equity	2,716	2,652
Total liabilities and shareholders' equity	5,768	5,654

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2015	62.8	1	1,966	1,186	(501)	2,652
Stock-based compensation, net of tax	0.1	—	3	—	—	3
Net earnings	—	—	—	22	—	22
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(18)	—	—	—	—	29	29
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(8)	—	—	—	—	13	13
Foreign currency translation adjustments	—	—	—	—	55	55
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	3	3
Stock repurchase	(0.3)	—	(10)	—	—	(10)
Cash dividends declared	—	—	—	(51)	—	(51)
Balance at June 30, 2016	62.6	1	1,959	1,157	(401)	2,716

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2016	June 30, 2015
	(Unaudited)
	$	$
Operating activities
Net earnings	22	74
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	176	181
Deferred income taxes and tax uncertainties	(5)	(32)
Impairment of property, plant and equipment	24	37
Net gains on disposals of property, plant and equipment	—	(15)
Stock-based compensation expense	3	3
Other	(4)	—
Changes in assets and liabilities, excluding effect of acquisition of business
Receivables	25	—
Inventories	18	(23)
Prepaid expenses	(13)	(10)
Trade and other payables	(8)	(18)
Income and other taxes	(16)	46
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(3)	3
Other assets and other liabilities	(4)	3
Cash flows provided from operating activities	215	249
Investing activities
Additions to property, plant and equipment	(219)	(136)
Proceeds from disposals of property, plant and equipment	—	7
Acquisition of business, net of cash acquired	(1)	—
Other	—	9
Cash flows used for investing activities	(220)	(120)
Financing activities
Dividend payments	(50)	(50)
Stock repurchase	(10)	(30)
Net change in bank indebtedness	1	(9)
Change in revolving bank credit facility	(50)	—
Proceeds from receivables securitization facility	120	—
Repayments of receivables securitization facility	(20)	—
Repayments of long-term debt	(1)	(2)
Other	(1)	1
Cash flows used for financing activities	(11)	(90)
Net (decrease) increase in cash and cash equivalents	(16)	39
Impact of foreign exchange on cash	1	(6)
Cash and cash equivalents at beginning of period	126	174
Cash and cash equivalents at end of period	111	207
Supplemental cash flow information
Net cash payments for:
Interest	32	48
Income taxes paid, net	27	2

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

JUNE 30, 2016

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

FUTURE ACCOUNTING CHANGES

REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principal of this guideline is that an entity should recognize revenue, to depict the transfer of promised goods or services to customers, in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. Guidance in this section supersedes the revenue recognition requirements found in topic 605.

ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early adoption is permitted only for annual and interim periods beginning after December 15, 2016.

The Company is currently evaluating these changes to determine how they will impact the consolidated financial statements.

INVENTORY

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the measurement of inventories valued under FIFO – first-in, first-out – and moving average methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost or net realizable value.  Net realizable value is defined as the estimated selling costs less reasonable costs to sell the inventory. This ASU does not change the measurement principles for inventories valued under the LIFO – last-in, first-out – method. The amendments in the update are effective for interim and annual periods beginning after December 15, 2016. The amendments should be applied prospectively and early adoption is permitted.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FINANCIAL INSTRUMENTS

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many current requirements, it significantly revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.

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

SHARE-BASED PAYMENTS

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

DERIVATIVES AND HEDGING

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies that "a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument" or "a change in a critical term of the hedging relationship." As long as all other hedge accounting criteria in ASC 815 are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period.

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2016, one of Domtar’s Pulp and Paper segment customers located in the United States represented 12% ($76 million) (2015 – 12% ($78 million)) of the Company’s receivables.

The Company is exposed to credit risk in the event of non-performance by counterparties to its financial instruments. The Company attempts to minimize this exposure by entering into contracts with counterparties that are believed to be of high credit quality. Collateral or other security to support financial instruments subject to credit risk is usually not obtained. The credit standing of counterparties is regularly monitored.

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

JUNE 30, 2016

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2016 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural Gas
2016 (1)	8,535,000	$27	80%
2017	8,980,000	$28	34%
2018	4,275,000	$13	16%
2019	3,375,000	$10	13%
2020	3,375,000	$11	13%
2021	2,060,000	$7	15%

(1)	Represents the remaining six months of 2016
(2)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of June 30, 2016. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 resulting from hedge ineffectiveness (three and six months ended June 30, 2015 – nil).

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States, Canada and Europe. As a result, it is exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. Accordingly, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and the European currencies. The Company’s European subsidiaries are also exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than their Euro functional currency. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdon’s June 23, 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, commonly referred to as “Brexit.” The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates.

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 24 months. Derivatives are used to hedge a portion of forecasted sales by its U.S. subsidiaries in Euros and in British pounds over the next 12 months. Derivatives are also used to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over a period of between 12 to 24 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of June 30, 2016 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate
		2016
CDN/USD	Pulp and Paper		271 CDN	70%	1 USD = 1.2462	1 USD = 1.2854
USD/Euro	Personal Care		29 USD	81%	1 Euro = 1.1355	1 Euro = 1.1355
Euro/USD	Pulp and Paper		19 EUR	50%	1 Euro = 1.1301	1 Euro = 1.1301
		2017
CDN/USD	Pulp and Paper		417 CDN	54%	1 USD = 1.3083	1 USD = 1.3577
USD/Euro	Personal Care		39 USD	54%	1 Euro = 1.1368	1 Euro = 1.1368
Euro/USD	Pulp and Paper		19 EUR	50%	1 Euro = 1.1370	1 Euro = 1.1370
		2018
CDN/USD	Pulp and Paper		103 CDN	13%	1 USD = 1.2951	1 USD = 1.3629
USD/Euro	Personal Care		14 USD	19%	1 Euro = 1.1532	1 Euro = 1.1532

The foreign exchange derivative contracts were fully effective as of June 30, 2016. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 resulting from hedge ineffectiveness (three and six months ended June 30, 2015 - nil).

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

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at June 30, 2016 and December 31, 2015, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	21	—	21	—	(a)	Prepaid expenses
Natural gas swap contracts	5	—	5	—	(a)	Prepaid expenses
Currency derivatives	12	—	12	—	(a)	Other assets
Natural gas swap contracts	3	—	3	—	(a)	Other assets
Total Assets	41	—	41	—

Liabilities derivatives
Currency derivatives	15	—	15	—	(a)	Trade and other payables
Natural gas swap contracts	6	—	6	—	(a)	Trade and other payables
Currency derivatives	5	—	5	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits
Total Liabilities	28	—	28	—

Other Instruments:
Asset backed notes ("ABN")	1	—	—	1	(b)	Other assets
Long-term debt	1,369	—	1,369	—	(c)	Long-term debt

The cumulative gain recorded in Other comprehensive income (loss) relating to currency options and forwards hedging forecasted purchases of $13 million at June 30, 2016, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 24 months at the then prevailing values, which may be different from those at June 30, 2016.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

(c)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,301 million and $1,251 million at June 30, 2016 and December 31, 2015, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Net earnings	$18	$38	$22	$74
Weighted average number of common shares outstanding (millions)	62.6	63.6	62.7	63.7
Effect of dilutive securities (millions)	0.1	0.1	0.1	0.1
Weighted average number of diluted common shares outstanding (millions)	62.7	63.7	62.8	63.8

Basic net earnings per common share (in dollars)	$0.29	$0.60	$0.35	$1.16
Diluted net earnings per common share (in dollars)	$0.29	$0.60	$0.35	$1.16

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Options	314,287	220,406	412,372	137,521

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2016, the pension expense was $8 million and $18 million, respectively (2015 – $7 million and $15 million, respectively).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans. Non-unionized employees in Canada joining the Company after January 1, 1998 participate in a defined contribution pension plan. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Unionized and non-union hourly employees in the U.S. who are not grandfathered under the existing defined benefit pension plans, participate in a defined contribution pension plan for future service. The Company also sponsors a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs and medical and dental benefits. The Company also provides supplemental unfunded defined benefit pension plans and supplemental unfunded defined contribution pension plans to certain senior management employees.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2016		June 30, 2016
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	16	1
Interest expense	13	1	25	2
Expected return on plan assets	(20)	—	(39)	—
Amortization of net actuarial loss	1	—	2	—
Amortization of prior year service costs	1	—	2	—
Net periodic benefit cost	3	2	6	3

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2015		June 30, 2015
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	1	18	2
Interest expense	17	1	33	2
Expected return on plan assets	(23)	—	(47)	—
Amortization of net actuarial loss	2	—	4	—
Amortization of prior year service costs	—	—	1	—
Net periodic benefit cost	5	2	9	4

For the three and six months ended June 30, 2016, the Company contributed $5 million and $9 million, respectively (2015 – $3 million and $6 million, respectively) to the pension plans and $1 million and $2 million, respectively (2015 – $2 million and $3 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	$	$	$	$
Gain on sale of property, plant and equipment (1)	—	(14)	—	(15)
Bad debt expense	—	—	—	5
Litigation settlement	2	—	2	—
Foreign exchange loss	—	—	4	—
Other	(2)	1	(2)	2
Other operating loss (income), net	—	(13)	4	(8)

(1)

Effective June 23, 2015, Domtar finalized the previously announced sale of its Gatineau properties. Payment of $26 million (CDN $32 million) was received on July 3, 2015. As a result, the Company recorded a gain on sale of property, plant and equipment of $10 million (CDN $12 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the second quarter of 2016, the Company’s income tax expense was $6 million, consisting of a current income tax expense of $8 million and a deferred income tax benefit of $2 million. This compares to an income tax benefit of $1 million in the second quarter of 2015, consisting of a current income tax expense of $16 million and a deferred income tax benefit of $17 million. The effective tax rate was 25% compared with an effective tax rate of (3)% in the second quarter of 2015. The effective tax rate for the second quarter of 2015 was impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, by the favorable tax treatment of certain gains on property dispositions and by the impairment of property, plant, and equipment charges occurring in a high-tax jurisdiction.

For the first half of 2016, the Company’s income tax expense amounted to $3 million, consisting of a current income tax expense of $8 million and a deferred income tax benefit of $5 million. This compares to an income tax expense of $8 million in the first half of 2015, consisting of a current income tax expense of $40 million and a deferred income tax benefit of $32 million. The effective tax rate was 12% compared to an effective tax rate of 10% in the first half of 2015. The effective tax rate for the first half of 2016 was impacted by the approval of a state tax credit in the U.S.  The effective tax rate for the first half of 2015 was impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, by the favorable tax treatment of certain gains on property dispositions and by the impairment of property, plant, and equipment charges occurring in a high-tax jurisdiction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2016	2015
	$	$
Work in process and finished goods	409	432
Raw materials	135	130
Operating and maintenance supplies	209	204
	753	766

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

June 30, 2016
$
Balance at December 31, 2015	539
Effect of foreign currency exchange rate change	4
Balance at end of period	543

The goodwill at June 30, 2016 is entirely related to the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		June 30,			December 31,
		2016			2015
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	7	(1)	6	7	(1)	6
Customer relationships	10 - 40	357	(54)	303	354	(46)	308
Technology	7 - 20	8	(3)	5	8	(2)	6
Non-Compete	9	1	—	1	1	—	1
License rights	12	28	(7)	21	28	(6)	22
		401	(65)	336	398	(55)	343
Indefinite-lived intangible assets not subject to amortization
Trade names		218	—	218	215	—	215
License rights		6	—	6	6	—	6
Catalog rights		38	—	38	37	—	37
Total		663	(65)	598	656	(55)	601

Amortization expense related to intangible assets for the three and six months ended June 30, 2016 was $4 million and $9 million, respectively (2015 – $4 million and $9 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2016	2017	2018	2019	2020
	$	$	$	$	$
Amortization expense related to intangible assets	19	19	19	18	18

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Ashdown, Arkansas mill

On December 10, 2014, the Company announced a project to convert a paper machine at the Ashdown, Arkansas mill to a high quality fluff pulp line used in absorbent applications such as baby diapers, feminine hygiene and adult incontinence products. The conversion work commenced during the second quarter of 2016. The fluff pulp line is scheduled to startup by the third quarter of 2016 and will allow for the production of up to 516,000 metric tons of fluff pulp per year once the machine is in full operation. The project resulted in the permanent reduction of 364,000 short tons of annual uncoated freesheet production capacity on March 31, 2016.

The Company also invested in a pulp bale line that will provide flexibility to manufacture papergrade softwood pulp, contingent on market conditions.

The Company recorded $3 million and $24 million for the three and six months ended June 30, 2016, respectively, of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss). The Company also recorded $21 million of costs related to the fluff pulp conversion outage under Closure and restructuring costs during the second quarter of 2016. During the first quarter of 2016, the Company recorded $1 million of severance and termination costs under Closure and restructuring costs.

The Company recorded $18 million and $37 million for the three and six months ended June 30, 2015, respectively, of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss). The Company also recorded $1 million of severance and termination costs under Closure and restructuring costs during the second quarter of 2015.

Other costs

For the three and six months ended June 30, 2016, other costs related to previous and ongoing closures include nil and $1 million, respectively, of severance and termination costs related to Pulp and Paper.

For the three and six months ended June 30, 2015, other costs related to previous and ongoing closures include nil and $1 million, respectively, of severance and termination costs related to Personal Care.

At June 30, 2016, the Company’s provision for closure and restructuring costs is $3 million. This provision is comprised of severance and termination costs, all related to Pulp and Paper.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the periods ended June 30, 2016 and December 31, 2015:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2014	(15)	(192)	(13)	(48)	(268)
Natural gas swap contracts	(8)	N/A	N/A	N/A	(8)
Currency options	(40)	N/A	N/A	N/A	(40)
Forward exchange forward contracts	7	N/A	N/A	N/A	7
Net (gain) loss	N/A	(5)	3	N/A	(2)
Foreign currency items	N/A	N/A	N/A	(223)	(223)
Other comprehensive (loss) income before reclassifications	(41)	(5)	3	(223)	(266)
Amounts reclassified from Accumulated other comprehensive loss	26	7	—	—	33
Net current period other comprehensive (loss) income	(15)	2	3	(223)	(233)
Balance at December 31, 2015	(30)	(190)	(10)	(271)	(501)
Natural gas swap contracts	4	N/A	N/A	N/A	4
Net investment hedge	(1)	N/A	N/A	N/A	(1)
Currency options	13	N/A	N/A	N/A	13
Forward exchange forward contracts	13	N/A	N/A	N/A	13
Foreign currency items	N/A	N/A	N/A	55	55
Other comprehensive income before reclassifications	29	—	—	55	84
Amounts reclassified from Accumulated other comprehensive loss	13	3	—	—	16
Net current period other comprehensive income	42	3	—	55	100
Balance at June 30, 2016	12	(187)	(10)	(216)	(401)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	For the three months ended
	June 30, 2016	June 30, 2015
Net derivative gains on cash flow hedges
Natural gas swap contracts	5	5	(1)
Currency options and forwards	3	5	(1)
Total before tax	8	10
Tax expense	(3)	(4)
Net of tax	5	6

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	3	2	(2)
Tax expense	(1)	—
Net of tax	2	2

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	For the six months ended
	June 30, 2016	June 30, 2015
Net derivative gains on cash flow hedges
Natural gas swap contracts	10	9	(1)
Currency options and forwards	11	10	(1)
Total before tax	21	19
Tax expense	(8)	(8)
Net of tax	13	11

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	5	5	(2)
Tax expense	(2)	(1)
Net of tax	3	4

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).

(2)       These amounts are included in the computation of net periodic benefit cost. Refer to Note 5 “Pension plans and other post-retirement benefit plans” for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SHAREHOLDERS’ EQUITY

On February 22, 2016 and May 3, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.40 and $0.415 per share, respectively, to be paid to holders of the Company’s common stock. Total dividends of approximately $25 million and $26 million, respectively, were paid on April 15, 2016 and July 15, 2016, respectively, to shareholders of record on April 4, 2016 and July 5, 2016, respectively.

On August 2, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on October 17, 2016, to shareholders of record on October 3, 2016.

STOCK REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a stock repurchase program (the “Program”) of up to $1.3 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, from time to time, in part to reduce the dilutive effects of stock options and awards, and to improve shareholders’ returns.

The Company makes open market purchases of its common stock using general corporate funds. Additionally, the Company may enter into structured stock repurchase agreements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. The agreements would require the Company to make up-front payments to the counterparty financial institutions, which would result in either the receipt of stock at the beginning of the term of the agreements followed by a share adjustment at the maturity of the agreements, or the receipt of either stock or cash at the maturity of the agreements, depending upon the price of the stock.

During the first half of 2016, the Company repurchased 304,915 shares at an average price of $32.21 for a total cost of $10 million.

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

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan International Ltd. (“Seaspan”) and the Company, in order to define and implement an action plan to address soil, sediment and groundwater issues. Working with authorities, Seaspan and the Company selected a remedial plan and obtained permitting approval on May 14, 2015 from the Vancouver Fraser Port Authority. It is anticipated that construction will begin in 2017. The Company has recorded an environmental reserve to address its estimated exposure. The possible loss in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

June 30, 2016
$
Balance at beginning of period	52
Additions	1
Environmental spending	(2)
Effect of foreign currency exchange rate change	2
Balance at end of period	53

The U.S. Environmental Protection Agency (“EPA”) and/or various state agencies have notified the Company that it may be a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under its Care and Control Program at its former wood preserving sites, and at a number of operating sites, due to possible soil, sediment or groundwater contamination.

Climate change regulation

Various national and local laws and regulations have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments. The Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers located in these jurisdictions.

In the United States, EPA’s Clean Power Plan requires states to develop compliance plans to reduce greenhouse gases (“GHG”) emissions beginning in 2022 from existing electric utilities. The final rule is being litigated, with 45 of 50 states directly involved in the litigation.  The Clean Power Plan requirements could result in significant changes to state energy resources and increase the cost of purchased energy in most states.  On February 9, 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan until the litigation is resolved. Many states have stopped working on their compliance plans, but a few states are continuing. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The EPA is also developing a biogenic carbon accounting framework to account for carbon dioxide emissions from biomass fuels for Clean Air Act permitting and other regulatory purposes. The Company does not expect to be disproportionately affected by any future EPA measures compared with other pulp and paper producers in the United States.

The Government of Canada has committed to developing a sector-by-sector approach to set performance standards to reduce GHG. The pulp and paper sector is currently undergoing review. The Company does not expect its facilities to be disproportionately affected by these future measures compared with other pulp and paper producers in Canada.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2016, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On January 4, 2016, the Competition Directorate issued a proposed decision confirming the allegations of the Statement of Objections. The proposed decision recommended the imposition of fines on the parties without recommending the amount of any fines. The Company recorded a €0.2 million ($0.2 million) provision in the fourth quarter of 2015 in Other operating loss, net.

On May 26, 2016, the CNMC rendered its final decision, which declared that a number of manufacturers of adult heavy incontinence products, the sector association and certain individuals participated in price fixing during the period from December 1996 through January 2014. Indas and one of its subsidiaries were fined a total of €13.5 million ($14.9 million) for their participation. A provision was recorded in the second quarter of 2016 in the amount of €13.3 million ($14.7 million) in Other operating loss, net.

The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers is backed by a retained purchase price of €3 million ($3.3 million) and bank guarantees of €9 million ($9.9 million).

On June 27, 2016, in light of the CNMC decision, the sellers, in terms of their indemnity obligations, have agreed to the appropriation by the Company of the retained purchase price and the release of the bank guarantees. Accordingly, a recovery of €12 million ($13.2 million) was recorded in the quarter and included in Other operating loss, net.

In July 2016, the fines were paid and Indas and two of its affiliates named in the final decision appealed the decision to the Spanish courts.

The Company purchased limited insurance coverage with respect to the purchase agreement, and will seek to recover the remaining €1.5 million ($1.7 million) under the insurance policy. Any recovery from the insurers would be recorded in the period when the proceeds are received.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2016, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2016, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.
_________________

SEGMENT DISCLOSURES

The Company operates in the two reportable segments described below. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2016	2015	2016	2015
	$	$	$	$
Sales
Pulp and Paper	1,054	1,110	2,139	2,256
Personal Care	228	216	444	434
Total for reportable segments	1,282	1,326	2,583	2,690
Intersegment sales	(15)	(16)	(29)	(32)
Consolidated sales	1,267	1,310	2,554	2,658

Depreciation and amortization and impairment of property, plant and equipment
Pulp and Paper	72	75	145	149
Personal Care	15	16	31	32
Total for reportable segments	87	91	176	181
Impairment of property, plant and equipment - Pulp and Paper	3	18	24	37
Consolidated depreciation and amortization and impairment of property, plant and equipment	90	109	200	218

Operating income (loss)
Pulp and Paper	35	55	54	130
Personal Care	15	17	29	27
Corporate	(11)	(10)	(26)	(24)
Consolidated operating income	39	62	57	133
Interest expense, net	15	25	32	51
Earnings before income taxes	24	37	25	82
Income tax expense (benefit)	6	(1)	3	8
Net earnings	18	38	22	74

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2016 and December 31, 2015, the Statements of Earnings and Comprehensive Income (Loss) and Cash Flows for the three and six months ended June 30, 2016 and 2015 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	June 30, 2016
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,040	498	(271)	1,267
Operating expenses
Cost of sales, excluding depreciation and amortization	—	874	410	(271)	1,013
Depreciation and amortization	—	63	24	—	87
Selling, general and administrative	2	25	77	—	104
Impairment of property, plant and equipment	—	3	—	—	3
Closure and restructuring costs	—	21	—	—	21
Other operating loss (income), net	1	(1)	—	—	—
	3	985	511	(271)	1,228
Operating (loss) income	(3)	55	(13)	—	39
Interest expense (income), net	16	7	(8)	—	15
(Loss) earnings before income taxes	(19)	48	(5)	—	24
Income tax (benefit) expense	(5)	12	(1)	—	6
Share in earnings of equity accounted investees	32	(4)	—	(28)	—
Net earnings (loss)	18	32	(4)	(28)	18
Other comprehensive loss	(14)	(25)	(29)	54	(14)
Comprehensive income (loss)	4	7	(33)	26	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2016
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,106	1,019	(571)	2,554
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,846	788	(571)	2,063
Depreciation and amortization	—	128	48	—	176
Selling, general and administrative	10	52	145	—	207
Impairment of property, plant and equipment	—	24	—	—	24
Closure and restructuring costs	—	23	—	—	23
Other operating loss (income), net	1	(1)	4	—	4
	11	2,072	985	(571)	2,497
Operating (loss) income	(11)	34	34	—	57
Interest expense (income), net	32	16	(16)	—	32
(Loss) earnings before income taxes	(43)	18	50	—	25
Income tax (benefit) expense	(10)	4	9	—	3
Share in earnings of equity accounted investees	55	41	—	(96)	—
Net earnings	22	55	41	(96)	22
Other comprehensive income	100	90	56	(146)	100
Comprehensive income	122	145	97	(242)	122

	For the three months ended
	June 30, 2015
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,079	522	(291)	1,310
Operating expenses
Cost of sales, excluding depreciation and amortization	—	916	427	(291)	1,052
Depreciation and amortization	—	65	26	—	91
Selling, general and administrative	3	39	57	—	99
Impairment of property, plant and equipment	—	18	—	—	18
Closure and restructuring costs	—	1	—	—	1
Other operating income, net	(1)	(6)	(6)	—	(13)
	2	1,033	504	(291)	1,248
Operating (loss) income	(2)	46	18	—	62
Interest expense (income), net	25	7	(7)	—	25
(Loss) earnings before income taxes	(27)	39	25	—	37
Income tax (benefit) expense	(7)	3	3	—	(1)
Share in earnings of equity accounted investees	58	22	—	(80)	—
Net earnings	38	58	22	(80)	38
Other comprehensive income	53	53	44	(97)	53
Comprehensive income	91	111	66	(177)	91

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2015
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS AND		Guarantor	Guarantor	Consolidating
COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,195	1,055	(592)	2,658
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,892	814	(592)	2,114
Depreciation and amortization	—	129	52	—	181
Selling, general and administrative	8	72	119	—	199
Impairment of property, plant and equipment	—	37	—	—	37
Closure and restructuring costs	—	1	1	—	2
Other operating loss (income), net	1	(1)	(8)	—	(8)
	9	2,130	978	(592)	2,525
Operating (loss) income	(9)	65	77	—	133
Interest expense (income), net	51	14	(14)	—	51
(Loss) earnings before income taxes	(60)	51	91	—	82
Income tax (benefit) expense	(16)	4	20	—	8
Share in earnings of equity accounted investees	118	71	—	(189)	—
Net earnings	74	118	71	(189)	74
Other comprehensive loss	(125)	(127)	(122)	249	(125)
Comprehensive loss	(51)	(9)	(51)	60	(51)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	June 30, 2016
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	18	6	87	—	111
Receivables	—	257	351	—	608
Inventories	—	534	219	—	753
Prepaid expenses	20	24	11	—	55
Income and other taxes receivable	12	3	16	—	31
Intercompany accounts	983	5,149	289	(6,421)	—
Total current assets	1,033	5,973	973	(6,421)	1,558
Property, plant and equipment, net	—	2,061	845	—	2,906
Goodwill	—	296	247	—	543
Intangible assets, net	—	250	348	—	598
Investments in affiliates	8,177	2,137	—	(10,314)	—
Intercompany long-term advances	6	93	638	(737)	—
Other assets	7	25	131	—	163
Total assets	9,223	10,835	3,182	(17,472)	5,768
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	1	—	—	1
Trade and other payables	53	411	229	—	693
Intercompany accounts	5,011	1,014	396	(6,421)	—
Income and other taxes payable	—	14	10	—	24
Long-term debt due within one year	62	1	1	—	64
Total current liabilities	5,126	1,441	636	(6,421)	782
Long-term debt	830	298	109	—	1,237
Intercompany long-term loans	533	204	—	(737)	—
Deferred income taxes and other	3	536	142	—	681
Other liabilities and deferred credits	15	179	158	—	352
Shareholders' equity	2,716	8,177	2,137	(10,314)	2,716
Total liabilities and shareholders' equity	9,223	10,835	3,182	(17,472)	5,768

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	22	55	41	(96)	22
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	24	108	(35)	96	193
Cash flows provided from operating activities	46	163	6	—	215
Investing activities
Additions to property, plant and equipment	—	(184)	(35)	—	(219)
Acquisition of business, net of cash acquired	—	(1)	—	—	(1)
Cash flows used for investing activities	—	(185)	(35)	—	(220)
Financing activities
Dividend payments	(50)	—	—	—	(50)
Stock repurchase	(10)	—	—	—	(10)
Net change in bank indebtedness	—	1	—	—	1
Change in revolving bank credit facility	—	(50)	—	—	(50)
Proceeds from receivables securitization facility	—	—	120	—	120
Repayments of receivables securitization facility	—	—	(20)	—	(20)
Repayments of long-term debt	—	(1)	—	—	(1)
Increase in long-term advances to related parties	(16)	—	(60)	76	—
Decrease in long-term advances to related parties	—	76	—	(76)	—
Other	(1)	—	—	—	(1)
Cash flows (used for) provided from financing activities	(77)	26	40	—	(11)
Net (decrease) increase in cash and cash equivalents	(31)	4	11	—	(16)
Impact of foreign exchange on cash	—	—	1	—	1
Cash and cash equivalents at beginning of period	49	2	75	—	126
Cash and cash equivalents at end of period	18	6	87	—	111

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	74	118	71	(189)	74
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(63)	36	13	189	175
Cash flows provided from operating activities	11	154	84	—	249
Investing activities
Additions to property, plant and equipment	—	(93)	(43)	—	(136)
Proceeds from disposals of property, plant and equipment	—	6	1	—	7
Other	—	—	9	—	9
Cash flows used for investing activities	—	(87)	(33)	—	(120)
Financing activities
Dividend payments	(50)	—	—	—	(50)
Stock repurchase	(30)	—	—	—	(30)
Net change in bank indebtedness	—	(9)	—	—	(9)
Repayments of long-term debt	—	(1)	(1)	—	(2)
Increase in long-term advances to related parties	—	(23)	—	23	—
Decrease in long-term advances to related parties	8	—	15	(23)	—
Other	1	—	—	—	1
Cash flows (used for) provided from financing activities	(71)	(33)	14	—	(90)
Net (decrease) increase in cash and cash equivalents	(60)	34	65	—	39
Impact of foreign exchange on cash	—	—	(6)	—	(6)
Cash and cash equivalents at beginning of period	79	18	77	—	174
Cash and cash equivalents at end of period	19	52	136	—	207

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

The information contained on our website, www.Domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we filed with or furnished to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on three and six months ended June 30, 2016 and 2015. The three month and six month periods are also referred to as the second quarter and first half of 2016 and 2015. Reference to notes refers to footnotes to the consolidated financial statements included in Item 1 of this Form 10-Q.

This MD&A of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and six month periods ended June 30, 2016
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2016

•	Operating income and net earnings decreased by 37% and 53%, respectively, from the second quarter of 2015
•

Sales decreased by 3% from the second quarter of 2015. Net average selling prices for pulp and paper were down from the second quarter of 2015. Our manufactured paper volumes were down while our pulp volumes were up when compared to the second quarter of 2015

•	Recognition of closure and restructuring costs of $21 million related to the conversion of a paper machine at our Ashdown mill to a high quality fluff pulp line
•	Recognition of accelerated depreciation of $3 million related to our 2014 decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line
•	We paid $25 million in dividends

HIGHLIGHTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2016

•	Operating income and net earnings decreased by 57% and 70%, respectively, from the first half of 2015
•

Sales decreased by 4% from the first half of 2015. Net average selling prices for pulp and paper were down from the first half of 2015. Our manufactured paper volumes were down while our pulp volumes were up when compared to the first half of 2015

•	Recognition of closure and restructuring costs of $23 million, of which $22 million is related to the conversion of a paper machine at our Ashdown mill to a high quality fluff pulp line
•	Recognition of accelerated depreciation of $24 million related to our 2014 decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line
•	We repurchased $10 million of our common stock and paid $50 million in dividends

	Three months ended				Six months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	June 30, 2016	June 30, 2015	$	%	June 30, 2016	June 30, 2015	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,267	$1,310	$(43)	-3%	$2,554	$2,658	$(104)	-4%
Operating income	39	62	(23)	-37%	57	133	(76)	-57%
Net earnings	18	38	(20)	-53%	22	74	(52)	-70%
Net earnings per common share (in dollars)[1]:
Basic	$0.29	$0.60	$(0.31)	-52%	$0.35	$1.16	$(0.81)	-70%
Diluted	$0.29	$0.60	$(0.31)	-52%	$0.35	$1.16	$(0.81)	-70%

					At June 30, 2016	At December 31, 2015
Total assets					$5,768	$5,654
Total long-term debt, including current portion					$1,301	$1,251

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

Our paper shipments are expected to trend with market demand in the second half of 2016. Our paper business should continue to benefit from recently announced price increases while we expect some short-term pricing volatility in pulp. Lower maintenance activity and better productivity should positively impact results in Pulp and Paper. Personal Care results are expected to benefit from the new customer wins, market growth and cost savings from the new manufacturing platform. Raw material unit costs are expected to moderately increase.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our second quarter and first half of 2016 and 2015 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

Analysis of Sales
By Business Segment	Three months ended				Six months ended
			Variance				Variance
	June 30, 2016	June 30, 2015	$	%	June 30, 2016	June 30, 2015	$	%
Pulp and Paper	$1,054	$1,110	(56)	-5%	$2,139	$2,256	(117)	-5%
Personal Care	228	216	12	6%	444	434	10	2%
Total for reportable segments	1,282	1,326	(44)	-3%	2,583	2,690	(107)	-4%
Intersegment sales	(15)	(16)	1		(29)	(32)	3
Consolidated	1,267	1,310	(43)	-3%	2,554	2,658	(104)	-4%

Shipments
Paper - manufactured (in thousands of ST)	752	783	(31)	-4%	1,538	1,587	(49)	-3%
Communication Papers	627	653	(26)	-4%	1,284	1,322	(38)	-3%
Specialty and Packaging	125	130	(5)	-4%	254	265	(11)	-4%
Paper - sourced from third parties (in thousands of ST)	29	29	-	-%	61	64	(3)	-5%
Paper - total (in thousands of ST)	781	812	(31)	-4%	1,599	1,651	(52)	-3%
Pulp (in thousands of ADMT)	360	345	15	4%	729	695	34	5%

Analysis of Changes in Sales
	Second quarter of 2016 versus Second quarter of 2015				First half of 2016 versus First half of 2015
	% Change in Sales due to				% Change in Net Sales due to
	Net Price	Volume / Mix	Currency	Total	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	-3%	-2%	-%	-5%	-4%	-1%	-%	-5%
Personal Care	-2%	7%	1%	6%	-2%	4%	-%	2%
Consolidated sales	-3%	-%	-%	-3%	-4%	-%	-%	-4%

Analysis of Operating Income (Loss)
By Business Segment	Three months ended				Six months ended
			Variance				Variance
	June 30, 2016	June 30, 2015	$	%	June 30, 2016	June 30, 2015	$	%
Operating income (loss)
Pulp and Paper	35	55	(20)	-36%	54	130	(76)	-58%
Personal Care	15	17	(2)	-12%	29	27	2	7%
Corporate	(11)	(10)	(1)	10%	(26)	(24)	(2)	-8%
Consolidated operating income (loss)	39	62	(23)	-37%	57	133	(76)	-57%

Second quarter of 2016 versus Second quarter of 2015

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating expenses (b)	Currency, net of hedging	Depreciation/ impairment (c)	Restructuring (d)	Other Income/ expense (e)	Total
Pulp and Paper	(8)	(33)	15	8	14	17	(20)	(13)	(20)
Personal Care	—	(5)	9	(7)	—	1	—	—	(2)
Corporate	—	—	—	(1)	—	—	—	—	(1)
Consolidated operating income (loss)	(8)	(38)	24	—	14	18	(20)	(13)	(23)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

In the second quarter of 2016, we recorded $3 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, compared to $18 million recorded in the second quarter of 2015. Depreciation charges were lower by $3 million in the second quarter of 2016, excluding foreign currency impact.

(d)	In the second quarter of 2016, restructuring charges related to the conversion at Ashdown described above ($21 million). In the second quarter of 2015, we incurred restructuring charges of $1 million.

(e)

Second quarter of 2016 operating expenses/income includes:	Second quarter of 2015 operating expenses/income includes:
- Litigation settlement ($2 million) - Other income ($2 million)	- Gain on sale of property, plant and equipment ($14 million) - Other expense ($1 million)

Commentary – Second quarter of 2016 compared to Second quarter of 2015

Interest Expense, net

We incurred $15 million of net interest expense in the second quarter of 2016, a decrease of $10 million compared to net interest expense of $25 million in the second quarter of 2015. This decrease was mostly due to partial repayment of the 9.5% Notes due 2016 and of the 10.75% Notes due 2017 in the third quarter of 2015. In addition, interest expense also decreased due to the repayment at maturity of the 7.125% Notes due in August 2015. This decrease was partially offset by interest expense related to the Term Loan Agreement entered in the third quarter of 2015.

Income Taxes

In the second quarter of 2016, our income tax expense was $6 million, consisting of current income tax expense of $8 million and a deferred income tax benefit of $2 million. This compares to an income tax benefit of $1 million in the second quarter of 2015, consisting of a current income tax expense of $16 million and a deferred income tax benefit of $17 million. We made income tax payments, net of refunds, of $21 million during the second quarter of 2016. Our effective tax rate was 25% compared with an effective tax rate of (3)% in the second quarter of 2015.  The effective tax rate for the second quarter of 2015 was impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, by the favorable tax treatment of certain gains on property dispositions and by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction.

First half of 2016 versus First half of 2015

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating expenses (b)	Currency, net of hedging	Depreciation/ impairment (c)	Restructuring (d)	Other Income/ expense (e)	Total
Pulp and Paper	(9)	(88)	33	(22)	29	15	(22)	(12)	(76)
Personal Care	2	(10)	19	(11)	(1)	1	1	1	2
Corporate	—	—	—	(3)	2	—	—	(1)	(2)
Consolidated operating income (loss)	(7)	(98)	52	(36)	30	16	(21)	(12)	(76)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.

(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

In the first half of 2016, we recorded $24 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, compared to $37 million recorded in the first half of 2015. Depreciation charges were lower by $3 million in the first half of 2016, excluding foreign currency impact.

(d)

In the first half of 2016, we incurred restructuring charges of $23 million mostly related to the conversion at Ashdown described above compared to restructuring charges of $2 million in the first half of 2015.

(e)

First half of 2016 operating expenses/income includes:	First half of 2015 operating expenses/income includes:
- Foreign currency loss on working capital items ($4 million) - Litigation settlement ($2 million) - Other income ($2 million)	- Gain on sale of property, plant and equipment ($15 million) - Bad debt expense ($5 million) - Other expense ($2 million)

Commentary – First half of 2016 compared to first half of 2015

Interest Expense, net

We incurred $32 million of net interest expense in the first half of 2016, a decrease of $19 million compared to net interest expense of $51 million in the first half of 2015. This decrease was mostly due to partial repayment of the 9.5% Notes due 2016 and of the 10.75% Notes due 2017 in the third quarter of 2015. In addition, interest expense also decreased due to the repayment at maturity of the 7.125% Notes due in August 2015. This decrease was partially offset by interest expense related to the Term Loan Agreement entered in the third quarter of 2015.

Income Taxes

In the first half of 2016, our income tax expense was $3 million, consisting of current income tax expense of $8 million and a deferred income tax benefit of $5 million. This compares to an income tax expense of $8 million in the first half of 2015, consisting of a current income tax expense of $40 million and a deferred income tax benefit of $32 million. We made income tax payments, net of refunds, of $27 million during the first half of 2016. Our effective tax rate was 12% compared to an effective tax rate of 10% in the first half of 2015. The effective tax rate for the first half of 2016 was impacted by the approval of a state tax credit in the U.S.  The effective tax rate for the first half of 2015 was impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, by the favorable tax treatment of certain gains on property dispositions and by the impairment and write-down of property, plant, and equipment charges occurring in a high-tax jurisdiction.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment decreased by $56 million, or 5% when compared to sales in the second quarter of 2015. This decrease in sales is mostly due to a 3% decrease in net average selling prices for pulp and paper as well as a decrease in our paper sales volumes.

Operating income in our Pulp and Paper segment amounted to $35 million in the second quarter of 2016, a decrease of $20 million, when compared to operating income of $55 million in the second quarter of 2015. Our results were negatively impacted by lower average selling prices for pulp and paper, higher restructuring charges related to the Ashdown conversion, a decrease in our paper sales volume, higher maintenance costs due mostly to the timing of maintenance outages and the gain on sale of property, plant and equipment in Q2 2015. This decrease was partially offset by lower accelerated depreciation charges, favorable currency rates, lower raw materials costs and lower freight costs.

Sales in our Pulp and Paper segment decreased by $117 million, or 5% when compared to sales in the first half of 2015. This decrease in sales is mostly due to a 4% decrease in net average selling prices for pulp and paper as well as a decrease in our paper sales volumes.

Operating income in our Pulp and Paper segment amounted to $54 million in the first half of 2016, a decrease of $76 million, when compared to operating income of $130 million in the first half of 2015. Our results were negatively impacted by lower average selling prices for pulp and paper, higher maintenance costs due mostly to the timing of maintenance outages, higher restructuring charges related to the Ashdown conversion, a decrease in our paper sales volume, lower productivity in pulp and the gain on sale of property, plant and equipment in Q2 2015. This decrease was partially offset by lower raw materials costs, favorable currency rates, lower freight costs and lower accelerated depreciation charges.

Personal Care Segment

Sales in our Personal Care segment increased by $12 million, or 6% when compared to sales in the second quarter of 2015. This increase in sales was driven by higher sales volume/mix of 7% and favorable foreign currency rates of approximately 1% due to the fluctuation between European currencies. This increase was partially offset by lower selling prices of approximately 2%.

Operating income decreased by $2 million or 12% in the second quarter of 2016 compared to the second quarter of 2015. Our results were negatively impacted by higher SG&A costs (mostly due to increased advertising spend and salary increases) and lower selling prices. This was partially offset by favorable input costs, mostly due to favorable negotiated procurement savings as well as favorable raw material pricing related to indices.

Sales in our Personal Care segment increased by $10 million, or 2% when compared to sales in the first half of 2015. This increase in sales was driven by higher sales volume/mix of 4% and was partially offset by lower selling prices of approximately 2%.

Operating income increased by $2 million or 7% in the first half of 2016 compared to the first half of 2015. Our results were positively impacted by favorable input costs, mostly due to favorable negotiated procurement savings as well as favorable raw material pricing related to indices. This was partially offset by higher SG&A costs (mostly due to increased advertising spend  and salary increases) and lower selling prices.

STOCK-BASED COMPENSATION EXPENSE

For the first half of 2016, stock-based compensation expense recognized in our results of operations was $6 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $3 million. This compares to a stock-based compensation expense of $9 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $1 million in the first half of 2015. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $600 million credit facility, which is currently undrawn and available, or through our $150 million receivables securitization facility, of which $12 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

The June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. sales to be translated into fewer U.S. dollars. For the year ended December 31, 2015, net sales in the U.K. constituted 1% of our consolidated net sales (for the six months period ended June 30, 2016, net sales in the U.K. constituted 2% or our consolidated sales).

In the longer term, any impact from Brexit on our U.K. sales will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. The macroeconomic impact on our results of operations from this vote remains unknown. To date, the foreign exchange impact has been negligible since we currently hedge a portion of our British Pound Sterling exposure through the second quarter of fiscal 2018, thus reducing our currency risk.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Cash flows provided from operating activities totaled $215 million in the first half of 2016, a $34 million decrease compared to cash flows provided from operating activities of $249 million in the first half of 2015. This decrease in cash flows provided from operating activities is primarily due to lower profitability, partially offset by a decrease in working capital requirements in the first half of 2016 when compared to the first half of 2015. We made income tax payments; net of refunds of $27 million in the first half of 2016 compared to income tax payments, net of refunds of $2 million during the first half of 2015 and received cash of €9 million (approximately $10 million) in the second quarter of 2016 from the release of bank guarantees related to the fine imposed by the CNMC (see Note 14 “Commitments and Contingencies” of the financial statements in this Quarterly Report on Form 10-Q for more information).

Investing Activities

Cash flows used for investing activities in the first half of 2016 amounted to $220 million, a $100 million decrease compared to cash flows used for investing activities of $120 million in the first half of 2015.

The use of cash in the first half of 2016 was attributable to additions to property, plant and equipment of $219 million.

The use of cash in the first half of 2015 was attributable to additions to property, plant and equipment of $136 million. The use of cash was partially offset by the proceeds from the disposal of assets, totaling $7 million. During the first half, we sold $9 million of asset-backed notes.

Our capital expenditures for 2016 are expected to be approximately between $330 million and $350 million.

Financing Activities

Cash flows used for financing activities totaled $11 million in the first half of 2016 compared to cash flows used for financing activities of $90 million in the first half of 2015.

The use of cash in the first half of 2016 was primarily the result of dividend payments ($50 million), the repurchase of our common stock ($10 million) and the repayment of long-term debt ($1 million). These were partially offset by the net proceeds from borrowings under our credit facilities (revolver and receivable securitization) ($50 million) and an increase in our bank indebtedness ($1 million).

The use of cash in the first half of 2015 was primarily the result of dividend payments ($50 million), the repurchase of our common stock ($30 million), the net repayment of our bank indebtedness ($9 million) and the net repayment of long-term debt ($2 million) in the first half of 2015.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,191 million as of June 30, 2016 compared to $1,125 million as of December 31, 2015.

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

Term Loan

In the third quarter of 2015, a wholly owned subsidiary of Domtar entered into a $300 million Term Loan Agreement that matures on July 20, 2025. The facility was fully drawn down on August 19, 2015. Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. At June 30, 2016, we were in compliance with these financial covenants.

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

The Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1. At June 30, 2016, we were in compliance with these financial covenants, and no amounts were borrowed under the Credit Agreement (June 30, 2015 – nil). At June 30, 2016, we had no outstanding letters of credit under this credit facility (June 30, 2015 – nil). We had $600 million available under this credit facility at June 30, 2016.

All borrowings under the Credit Agreement are unsecured. The Company and certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Credit Agreement.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At June 30, 2016, borrowings under the receivables securitization facility amounted to $100 million and $38 million of letters of credit under the program (June 30, 2015 – nil and $47 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At June 30, 2016, we had $12 million unused and available under the accounts receivable securitization facility.

Common Stock

On February 22, 2016 and May 3, 2016, our Board of Directors approved a quarterly dividend of $0.40 and $0.415 per share, respectively, to be paid to holders of our common stock. Total dividends of approximately $25 million and $26 million, respectively, were paid on April 15, 2016 and July 15, 2016, respectively, to shareholders of record on April 4, 2016 and July 5, 2016, respectively.

On August 2, 2016, our Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of our common stock. This dividend is to be paid on October 17, 2016, to shareholders of record on October 3, 2016.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2016, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2016, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q, including the “Outlook” section above, contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

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

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Quarterly Report on Form 10-Q. Unless specifically required by law, Domtar Corporation disclaims any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as presented below, there have been no material changes in our exposure to market risk since December 31, 2015. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 3 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the United States, Canada and Europe. As a result, we are exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. Accordingly, our earnings are affected by increases or decreases in the value of the Canadian dollar and European currencies. Our European subsidiaries are also exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than their Euro functional currency. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom's June 23, 2016 referendum in which voters approved the United Kingdom's exit from the European Union, commonly referred to as “Brexit.” Our risk management policy allows us to hedge a significant portion of the exposure to fluctuations in foreign currency exchange rates for periods up to three years. We may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates.

Derivatives are used to hedge a portion of forecasted purchases in Canadian dollars by our Canadian subsidiary over the next 24 months. Derivatives are also used to hedge a portion of forecasted sales by our U.S. subsidiaries in Euros and in British pounds over the next 12 months as well as to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by our European subsidiaries over a periods of between 12 to 24 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2016, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2015, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

For example, on June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”). The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets. Any of these effects of Brexit, and others the Company cannot anticipate, may have a negative effect and may adversely affect the Company’s business.

Certain countries in Europe provide medicare coverage for adult incontinence products. The governments of these countries may decide to no longer reimburse part or all of the costs of adult incontinence products, and this may have a negative impact on the Company’s profitability in the future.

The Company is affected by changes in currency exchange rates.

The Company has manufacturing operations in the United States, Canada, Sweden and Spain. As a result, it is exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. The Company’s European subsidiaries are exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than its Euro functional currency. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom's June 23, 2016 referendum in which voters approved the United Kingdom's exit from the European Union. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the Consolidated Financial Statements. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. This factor could adversely affect the Company’s financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended June 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
April 1 through April 30, 2016	—	$—	—	$322,572
May 1 through May 31, 2016	—	$—	—	$322,572
June 1 through June 30, 2016	—	$—	—	$322,572
	—	$—	—

(1) During the second quarter of 2016, we did not repurchase any shares under our stock repurchase program (the “Program”). We currently have $323 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

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

Date: August 4, 2016

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary