Form 10-Q
period 2016-09-30
Domtar CORP
filed 2016-11-03
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At October 31, 2016, 62,585,337 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2016

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(Unaudited)
	$	$	$	$
Sales	1,270	1,292	3,824	3,950
Operating expenses
Cost of sales, excluding depreciation and amortization	969	1,026	3,032	3,140
Depreciation and amortization	87	89	263	270
Selling, general and administrative	107	95	314	294
Impairment of property, plant and equipment (NOTE 11)	5	20	29	57
Closure and restructuring costs (NOTE 11)	10	1	33	3
Other operating loss (income), net (NOTE 6)	—	—	4	(8)
	1,178	1,231	3,675	3,756
Operating income	92	61	149	194
Interest expense, net	17	64	49	115
Earnings (loss) before income taxes	75	(3)	100	79
Income tax expense (benefit) (NOTE 7)	16	(14)	19	(6)
Net earnings	59	11	81	85
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.94	0.17	1.29	1.34
Diluted	0.94	0.17	1.29	1.34
Weighted average number of common shares outstanding (millions)
Basic	62.6	62.9	62.6	63.4
Diluted	62.7	63.0	62.7	63.5
Cash dividends per common share	0.42	0.40	1.22	1.18

Net earnings	59	11	81	85
Other comprehensive income (loss) (NOTE 13):
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $4 and $(14), respectively (2015 - $13 and $24, respectively)	(6)	(19)	23	(35)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(2) and $(10), respectively (2015 - $(5) and $(13), respectively)	1	7	14	18
Foreign currency translation adjustments	6	(58)	61	(182)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $nil and $(2), respectively (2015 - $(1) and $(2), respectively)	2	1	5	5
Other comprehensive income (loss)	3	(69)	103	(194)
Comprehensive income (loss)	62	(58)	184	(109)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2016	2015
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	168	126
Receivables, less allowances of $6 and $6	616	627
Inventories (NOTE 8)	770	766
Prepaid expenses	46	21
Income and other taxes receivable	33	14
Total current assets	1,633	1,554
Property, plant and equipment, net	2,887	2,835
Goodwill (NOTE 9)	548	539
Intangible assets, net (NOTE 10)	600	601
Other assets	162	125
Total assets	5,830	5,654
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	645	720
Income and other taxes payable	25	27
Long-term debt due within one year	63	41
Total current liabilities	733	788
Long-term debt	1,309	1,210
Deferred income taxes and other	692	654
Other liabilities and deferred credits	342	350
Commitments and contingencies (NOTE 15)
Shareholders' equity (NOTE 14)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,415,767 and 2,151,168 shares	—	—
Additional paid-in capital	1,961	1,966
Retained earnings	1,190	1,186
Accumulated other comprehensive loss	(398)	(501)
Total shareholders' equity	2,754	2,652
Total liabilities and shareholders' equity	5,830	5,654

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2015	62.8	1	1,966	1,186	(501)	2,652
Stock-based compensation, net of tax	0.1	—	5	—	—	5
Net earnings	—	—	—	81	—	81
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(14)	—	—	—	—	23	23
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(10)	—	—	—	—	14	14
Foreign currency translation adjustments	—	—	—	—	61	61
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	5	5
Stock repurchase	(0.3)	—	(10)	—	—	(10)
Cash dividends declared	—	—	—	(77)	—	(77)
Balance at September 30, 2016	62.6	1	1,961	1,190	(398)	2,754

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2016	September 30, 2015
	(Unaudited)
	$	$
Operating activities
Net earnings	81	85
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	263	270
Deferred income taxes and tax uncertainties	6	(50)
Impairment of property, plant and equipment	29	57
Net gains on disposals of property, plant and equipment	—	(15)
Stock-based compensation expense	5	5
Other	(3)	4
Changes in assets and liabilities, excluding effect of acquisition of business
Receivables	19	(11)
Inventories	6	(70)
Prepaid expenses	(5)	(3)
Trade and other payables	(53)	8
Income and other taxes	(18)	30
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(16)	2
Other assets and other liabilities	(4)	4
Cash flows provided from operating activities	310	316
Investing activities
Additions to property, plant and equipment	(302)	(202)
Proceeds from disposals of property, plant and equipment	—	35
Acquisition of business, net of cash acquired	(1)	—
Other	1	9
Cash flows used for investing activities	(302)	(158)
Financing activities
Dividend payments	(76)	(75)
Stock repurchase	(10)	(50)
Net change in bank indebtedness	1	(9)
Change in revolving bank credit facility	60	75
Proceeds from receivables securitization facility	140	—
Repayments of receivables securitization facility	(40)	—
Issuance of long-term debt	—	300
Repayments of long-term debt	(40)	(439)
Other	(3)	1
Cash flows provided from (used for) financing activities	32	(197)
Net increase (decrease) in cash and cash equivalents	40	(39)
Impact of foreign exchange on cash	2	(7)
Cash and cash equivalents at beginning of period	126	174
Cash and cash equivalents at end of period	168	128
Supplemental cash flow information
Net cash payments for:
Interest (including $40 million of redemption premiums in 2015)	50	121
Income taxes paid, net	37	16

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first nine months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission. The December 31, 2015 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company adopted the new requirements on January 1, 2016 with retrospective application. The effect of this change in accounting policy on our Consolidated Balance Sheet as at December 31, 2015 was a reduction of $9 million in Other assets and Long-term debt.

FUTURE ACCOUNTING CHANGES

REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principal of this guideline is that an entity should recognize revenue, to depict the transfer of promised goods or services to customers, in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. This new guidance will supersede the revenue recognition requirements found in topic 605.

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

SEPTEMBER 30, 2016

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

CLASSIFICATION OF CASH FLOWS

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows” which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The guidance must be applied retrospectively to all periods presented but it may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2016, one of Domtar’s Pulp and Paper segment customers located in the United States represented 12% ($77 million) (2015 – 12% ($78 million)) of the Company’s receivables.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2016 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural Gas
2016 (1)	4,620,000	$14	80%
2017	8,980,000	$28	34%
2018	5,085,000	$15	19%
2019	6,560,000	$20	25%
2020	5,750,000	$18	22%
2021	2,930,000	$10	15%

(1)	Represents the remaining three months of 2016
(2)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of September 30, 2016. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 resulting from hedge ineffectiveness (three and nine months ended September 30, 2015 – nil).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of September 30, 2016 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate
		2016
CDN/USD	Pulp and Paper		137 CDN	71%	1 USD = 1.2584	1 USD = 1.3008
USD/Euro	Personal Care		13 USD	64%	1 Euro = 1.1344	1 Euro = 1.1344
Euro/USD	Pulp and Paper		9 EUR	75%	1 Euro = 1.1321	1 Euro = 1.1321
		2017
CDN/USD	Pulp and Paper		468 CDN	60%	1 USD = 1.3045	1 USD = 1.3557
USD/Euro	Personal Care		49 USD	66%	1 Euro = 1.1357	1 Euro = 1.1357
Euro/USD	Pulp and Paper		19 EUR	50%	1 Euro = 1.1370	1 Euro = 1.1370
		2018
CDN/USD	Pulp and Paper		142 CDN	18%	1 USD = 1.2890	1 USD = 1.3528
USD/Euro	Personal Care		14 USD	18%	1 Euro = 1.1532	1 Euro = 1.1532

The foreign exchange derivative contracts were fully effective as of September 30, 2016. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 resulting from hedge ineffectiveness (three and nine months ended September 30, 2015 - nil).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at September 30, 2016 and December 31, 2015, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	18	—	18	—	(a)	Prepaid expenses
Natural gas swap contracts	3	—	3	—	(a)	Prepaid expenses
Currency derivatives	8	—	8	—	(a)	Other assets
Natural gas swap contracts	2	—	2	—	(a)	Other assets
Total Assets	31	—	31	—

Liabilities derivatives
Currency derivatives	12	—	12	—	(a)	Trade and other payables
Natural gas swap contracts	4	—	4	—	(a)	Trade and other payables
Currency derivatives	4	—	4	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	5	—	5	—	(a)	Other liabilities and deferred credits
Total Liabilities	25	—	25	—

Other Instruments:
Long-term debt	1,446	—	1,446	—	(c)	Long-term debt

The cumulative loss recorded in Other comprehensive income (loss) relating to natural gas contracts of $4 million at September 30, 2016, will be recognized in Cost of sales upon maturity of the derivatives over the next 60 months at the then prevailing values, which may be different from those at September 30, 2016.

The cumulative gain recorded in Other comprehensive income (loss) relating to currency options and forwards hedging forecasted purchases of $10 million at September 30, 2016, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 24 months at the then prevailing values, which may be different from those at September 30, 2016.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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

(c)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,372 million and $1,251 million at September 30, 2016 and December 31, 2015, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Net earnings	$59	$11	$81	$85
Weighted average number of common shares outstanding (millions)	62.6	62.9	62.6	63.4
Effect of dilutive securities (millions)	0.1	0.1	0.1	0.1
Weighted average number of diluted common shares outstanding (millions)	62.7	63.0	62.7	63.5

Basic net earnings per common share (in dollars)	$0.94	$0.17	$1.29	$1.34
Diluted net earnings per common share (in dollars)	$0.94	$0.17	$1.29	$1.34

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Options	412,372	110,219	412,372	137,191

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2016, the pension expense was $11 million and $29 million, respectively (2015 – $9 million and $24 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2016		September 30, 2016
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	1	23	2
Interest expense	12	—	37	2
Expected return on plan assets	(19)	—	(58)	—
Amortization of net actuarial loss	1	—	3	—
Amortization of prior year service costs	2	—	4	—
Net periodic benefit cost	3	1	9	4

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2015		September 30, 2015
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	—	27	2
Interest expense	16	1	49	3
Expected return on plan assets	(23)	—	(70)	—
Amortization of net actuarial loss	1	—	5	—
Amortization of prior year service costs	1	—	2	—
Net periodic benefit cost	4	1	13	5

For the three and nine months ended September 30, 2016, the Company contributed $18 million and $27 million, respectively (2015 – $5 million and $11 million, respectively) to the pension plans and $1 million and $3 million, respectively (2015 – $1 million and $4 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	$	$	$	$
Gain on sale of property, plant and equipment (1)	—	—	—	(15)
Bad debt expense	—	(1)	—	4
Environmental provision	—	4	—	4
Litigation settlement	—	—	2	—
Foreign exchange loss (gain)	1	(3)	5	(3)
Other	(1)	—	(3)	2
Other operating loss (income), net	—	—	4	(8)

(1)

Effective June 23, 2015, Domtar finalized the previously announced sale of its Gatineau properties. Payment of $26 million (CDN $32 million) was received on July 3, 2015. As a result, the Company recorded a gain on sale of property, plant and equipment of $10 million (CDN $12 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

In the third quarter of 2016, the Company’s income tax expense was $16 million, consisting of a current income tax expense of $5 million and a deferred income tax expense of $11 million. This compares to an income tax benefit of $14 million in the third quarter of 2015, consisting of a current income tax expense of $4 million and a deferred income tax benefit of $18 million. The effective tax rate was 21% compared with an effective tax rate of 467% in the third quarter of 2015. The effective tax rates for both the third quarter of 2016 and the third quarter of 2015 were impacted by the finalization of certain estimates in connection with the filing of our 2015 and 2014 income tax returns, respectively. Additionally, the effective tax rate for the third quarter of 2015 was impacted by enacted law changes in several U.S. states and by the impairment of property, plant, and equipment charges occurring in a high-tax jurisdiction.

In the first nine months of 2016, the Company’s income tax expense was $19 million, consisting of current income tax expense of $13 million and deferred income tax expense of $6 million. This compares to an income tax benefit of $6 million in the first nine months of 2015, consisting of a current income tax expense of $44 million and a deferred income tax benefit of $50 million. The effective tax rate was 19% compared to an effective tax rate of (8)% in the first nine months of 2015. The effective tax rates for both the first nine months of 2016 and the first nine months of 2015 were impacted by the finalization of certain estimates in connection with the filing of our 2015 and 2014 income tax returns, respectively. Additionally, the effective tax rate for the first nine months of 2016 was impacted by the approval of a state tax credit in the U.S. The effective tax rate for the first nine months of 2015 was impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, and by the impairment of property, plant, and equipment charges occurring in a high-tax jurisdiction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2016	2015
	$	$
Work in process and finished goods	417	432
Raw materials	141	130
Operating and maintenance supplies	212	204
	770	766

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

GOODWILL

The carrying value and any changes in the carrying value of goodwill are as follows:

September 30, 2016
$
Balance at December 31, 2015	539
Effect of foreign currency exchange rate change	9
Balance at end of period	548

The goodwill at September 30, 2016 is entirely related to the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		September 30,			December 31,
		2016			2015
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	7	(1)	6	7	(1)	6
Customer relationships	10 - 40	360	(58)	302	354	(46)	308
Technology	7 - 20	8	(3)	5	8	(2)	6
Non-Compete	9	1	—	1	1	—	1
License rights	12	28	(7)	21	28	(6)	22
		404	(69)	335	398	(55)	343
Indefinite-lived intangible assets not subject to amortization
Trade names		221	—	221	215	—	215
License rights		6	—	6	6	—	6
Catalog rights		38	—	38	37	—	37
Total		669	(69)	600	656	(55)	601

Amortization expense related to intangible assets for the three and nine months ended September 30, 2016 was $5 million and $14 million, respectively (2015 – $5 million and $14 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2016	2017	2018	2019	2020
	$	$	$	$	$
Amortization expense related to intangible assets	19	19	19	18	18

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Plymouth, North Carolina mill

On September 23, 2016, the Company announced a plan to optimize fluff pulp manufacturing at the Plymouth, North Carolina mill. The restructuring, which is expected to be completed by mid-2017, includes the permanent closure of a pulp dryer and idling of related assets, in addition to a workforce reduction of approximately 100 positions. The streamlining process will also right-size the mill to an annualized production target of approximately 380,000 metric tons of fluff pulp. The Company recorded $5 million of severance and termination costs under Closure and restructuring costs during the third quarter of 2016.

Ashdown, Arkansas mill

On December 10, 2014, the Company announced a project to convert a paper machine at the Ashdown, Arkansas mill to a high quality fluff pulp line used in absorbent applications such as baby diapers, feminine hygiene and adult incontinence products. The Company also invested in a pulp bale line that will provide flexibility to manufacture papergrade softwood pulp, contingent on market conditions. The conversion work commenced during the second quarter of 2016 and the production of bale softwood pulp began in the third quarter of 2016. The fluff qualification period is set to begin in the fourth quarter of 2016. The fluff pulp line will allow for the production of up to 516,000 metric tons of fluff pulp per year once the machine is in full operation. The project resulted in the permanent reduction of 364,000 short tons of annual uncoated freesheet production capacity on March 31, 2016.

The Company recorded $5 million and $29 million for the three and nine months ended September 30, 2016, respectively, of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss). The Company also recorded $5 million and $26 million of costs related to the fluff pulp conversion outage under Closure and restructuring costs for the three and nine months ended September 30, 2016. During the first quarter of 2016, the Company recorded $1 million of severance and termination costs under Closure and restructuring costs.

The Company recorded $20 million and $57 million for the three and nine months ended September 30, 2015, respectively, of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss). For the three and nine months ended September 30, 2015, the Company recorded $1 million and $2 million, respectively, of severance and termination costs under Closure and restructuring costs.

Other costs

For the three and nine months ended September 30, 2016, other costs related to previous and ongoing closures include nil and $1 million, respectively, of severance and termination costs related to Pulp and Paper.

For the three and nine months ended September 30, 2015, other costs related to previous and ongoing closures include nil and $1 million, respectively, of severance and termination costs related to Personal Care.

At September 30, 2016, the Company’s provision for closure and restructuring costs is $8 million. This provision is comprised of severance and termination costs, all related to Pulp and Paper.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

LONG-TERM DEBT

BANK FACILITY

On August 18, 2016, the Company amended and restated its existing unsecured Amended and Restated Credit Agreement, dated October 3, 2014 (the “Existing Credit Agreement”; as so amended and restated, the “2016 Credit Agreement”), among the Company and certain of its subsidiaries (including certain Canadian and European subsidiaries that were not borrowers under the Existing Credit Agreement) as borrowers, and the lenders and agents party thereto. The 2016 Credit Agreement matures on August 18, 2021.

The maximum aggregate amount of availability under the 2016 Credit Agreement is $700 million, an increase of $100 million from the Existing Credit Agreement of $600 million. Borrowings under the 2016 Credit Agreement will bear interest at the same rates as borrowings under the Existing Credit Agreement.

Borrowings by U.S. borrowers under the 2016 Credit Agreement are guaranteed by the Company and its significant domestic subsidiaries. Borrowings by foreign borrowers under the 2016 Credit Agreement are guaranteed by the Company, the Company’s significant domestic subsidiaries and certain of the Company’s foreign significant subsidiaries. Unlike the Existing Credit Agreement, no insignificant subsidiaries guarantee obligations of the borrowers under the 2016 Credit Agreement.

The 2016 Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). The other terms of the 2016 Credit Agreement are generally consistent with the terms of the Existing Credit Agreement.

TERM LOAN

On August 18, 2016, the Company entered into an amendment (the “Amendment”) to its Term Loan Agreement, dated July 20, 2015, pursuant to which, among other things, certain subsidiaries of the Company were designated as “insignificant subsidiaries” and were released from their guarantees of the borrower’s obligations under the Term Loan Agreement, as amended by the Amendment.

UNSECURED NOTES

The Company’s 9.5% Notes, in the aggregate principal amount of $39 million, matured on August 1, 2016.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the periods ended September 30, 2016 and December 31, 2015:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2014	(15)	(192)	(13)	(48)	(268)
Natural gas swap contracts	(8)	N/A	N/A	N/A	(8)
Currency options	(40)	N/A	N/A	N/A	(40)
Foreign exchange forward contracts	7	N/A	N/A	N/A	7
Net (gain) loss	N/A	(5)	3	N/A	(2)
Foreign currency items	N/A	N/A	N/A	(223)	(223)
Other comprehensive (loss) income before reclassifications	(41)	(5)	3	(223)	(266)
Amounts reclassified from Accumulated other comprehensive loss	26	7	—	—	33
Net current period other comprehensive (loss) income	(15)	2	3	(223)	(233)
Balance at December 31, 2015	(30)	(190)	(10)	(271)	(501)
Natural gas swap contracts	—	N/A	N/A	N/A	—
Net investment hedge	(1)	N/A	N/A	N/A	(1)
Currency options	12	N/A	N/A	N/A	12
Foreign exchange forward contracts	12	N/A	N/A	N/A	12
Foreign currency items	N/A	N/A	N/A	61	61
Other comprehensive income before reclassifications	23	—	—	61	84
Amounts reclassified from Accumulated other comprehensive loss	14	5	—	—	19
Net current period other comprehensive income	37	5	—	61	103
Balance at September 30, 2016	7	(185)	(10)	(210)	(398)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	For the three months ended
	September 30, 2016	September 30, 2015
Net derivative gains on cash flow hedges
Natural gas swap contracts	2	2	(1)
Currency options and forwards	1	10	(1)
Total before tax	3	12
Tax expense	(2)	(5)
Net of tax	1	7

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	2	2	(2)
Tax expense	—	(1)
Net of tax	2	1

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	For the nine months ended
	September 30, 2016	September 30, 2015
Net derivative gains on cash flow hedges
Natural gas swap contracts	12	11	(1)
Currency options and forwards	12	20	(1)
Total before tax	24	31
Tax expense	(10)	(13)
Net of tax	14	18

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	7	7	(2)
Tax expense	(2)	(2)
Net of tax	5	5

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).
(2)	These amounts are included in the computation of net periodic benefit cost. Refer to Note 5 “Pension plans and other post-retirement benefit plans” for additional details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

SHAREHOLDERS’ EQUITY

On February 22, 2016, May 3, 2016 and August 2, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.40, $0.415 and $0.415 per share, respectively, to be paid to holders of the Company’s common stock. Total dividends of approximately $25 million, $26 million and $26 million, respectively, were paid on April 15, 2016, July 15, 2016 and October 17, 2016, respectively, to shareholders of record on April 4, 2016, July 5, 2016 and October 3, 2016, respectively.

On November 1, 2016, the Company’s Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on January 17, 2017, to shareholders of record on January 3, 2017.

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

During the first nine months of 2016, the Company repurchased 304,915 shares at an average price of $32.21 for a total cost of $10 million.

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

SEPTEMBER 30, 2016

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

September 30, 2016
$
Balance at beginning of year	52
Additions	1
Environmental spending	(3)
Effect of foreign currency exchange rate change	2
Balance at end of period	52

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

In the United States, EPA’s Clean Power Plan requires states to develop compliance plans to reduce greenhouse gases (“GHG”) emissions beginning in 2022 from existing electric utilities. The Clean Power Plan requirements could result in significant changes to state energy resources and increase the cost of purchased energy in most states. The final rule is being litigated and on February 9, 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan until the litigation is resolved. Oral argument was held before an en banc panel of the U.S. Court of Appeals for the D.C. Circuit on September 27, 2016, and a final decision is expected within months, although subsequent appeals to the U.S. Supreme Court are likely. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

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

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Government of Canada is reviewing national policies to further GHG reductions and possibly establish a uniform national carbon price.

The province of Quebec has a GHG cap-and-trade system with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The province of Ontario has finalized a cap-and-trade program with the first compliance period beginning January 1, 2017 through 2020. The Company does not expect to be disproportionately affected compared to the other large pulp and paper producers located in these provinces.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2016, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On January 4, 2016, the Competition Directorate issued a proposed decision confirming the allegations of the Statement of Objections. The proposed decision recommended the imposition of fines on the parties without recommending the amount of any fines. The Company recorded a €0.2 million ($0.2 million) provision in the fourth quarter of 2015 in Other operating loss (income), net.

On May 26, 2016, the CNMC rendered its final decision, which declared that a number of manufacturers of adult heavy incontinence products, the sector association and certain individuals participated in price fixing during the period from December 1996 through January 2014. Indas and one of its subsidiaries were fined a total of €13.5 million ($14.9 million) for their participation. A provision was recorded in the second quarter of 2016 in the amount of €13.3 million ($14.7 million) in Other operating loss (income), net.

The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers is backed by a retained purchase price of €3 million ($3.3 million) and bank guarantees of €9 million ($9.9 million).

On June 27, 2016, in light of the CNMC decision, the sellers, in terms of their indemnity obligations, have agreed to the appropriation by the Company of the retained purchase price and the release of the bank guarantees. Accordingly, a recovery of €12 million ($13.2 million) was recorded in the second quarter of 2016 and included in Other operating loss (income), net.

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

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2016, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2016, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

SEGMENT DISCLOSURES

The Company’s two reportable segments described below also represent its two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2016	2015	2016	2015
	$	$	$	$
Sales
Pulp and Paper	1,054	1,092	3,193	3,348
Personal Care	231	214	675	648
Total for reportable segments	1,285	1,306	3,868	3,996
Intersegment sales	(15)	(14)	(44)	(46)
Consolidated sales	1,270	1,292	3,824	3,950

Depreciation and amortization and impairment of property, plant and equipment
Pulp and Paper	71	75	216	224
Personal Care	16	14	47	46
Total for reportable segments	87	89	263	270
Impairment of property, plant and equipment - Pulp and Paper	5	20	29	57
Consolidated depreciation and amortization and impairment of property, plant and equipment	92	109	292	327

Operating income (loss)
Pulp and Paper	89	54	143	184
Personal Care	15	18	44	45
Corporate	(12)	(11)	(38)	(35)
Consolidated operating income	92	61	149	194
Interest expense, net	17	64	49	115
Earnings (loss) before income taxes	75	(3)	100	79
Income tax expense (benefit)	16	(14)	19	(6)
Net earnings	59	11	81	85

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17.

_________________

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Domtar A.W. LLC, Attends Healthcare Products Inc., EAM Corporation and Associated Hygienic Products LLC, all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. Pursuant to the amendment and restatement of the 2016 Credit Agreement on August 18, 2016, the Guaranteed Debt will not be guaranteed by certain of Domtar’s 100% owned subsidiaries; including Domtar Delaware Holdings Inc. and its foreign subsidiaries, including Attends Healthcare Limited, Domtar Inc. and Laboratorios Indas, S.A.U.. Also excluded are Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings, LLC, Domtar AI Inc., Domtar Personal Care Absorbent Hygiene Inc., Domtar Wisconsin Dam Corp. and Palmetto Enterprises LLC, (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2016 and December 31, 2015, the Statements of Earnings and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015 and the Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	September 30, 2016
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,044	516	(290)	1,270
Operating expenses
Cost of sales, excluding depreciation and amortization	—	879	380	(290)	969
Depreciation and amortization	—	65	22	—	87
Selling, general and administrative	3	28	76	—	107
Impairment of property, plant and equipment	—	5	—	—	5
Closure and restructuring costs	—	10	—	—	10
Other operating (income) loss, net	—	(1)	1	—	—
	3	986	479	(290)	1,178
Operating (loss) income	(3)	58	37	—	92
Interest expense (income), net	16	51	(50)	—	17
(Loss) earnings before income taxes	(19)	7	87	—	75
Income tax (benefit) expense	(4)	(3)	23	—	16
Share in earnings of equity accounted investees	74	64	—	(138)	—
Net earnings	59	74	64	(138)	59
Other comprehensive income	3	7	7	(14)	3
Comprehensive income	62	81	71	(152)	62

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2016
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,150	1,535	(861)	3,824
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,725	1,168	(861)	3,032
Depreciation and amortization	—	193	70	—	263
Selling, general and administrative	13	80	221	—	314
Impairment of property, plant and equipment	—	29	—	—	29
Closure and restructuring costs	—	33	—	—	33
Other operating loss (income), net	1	(2)	5	—	4
	14	3,058	1,464	(861)	3,675
Operating (loss) income	(14)	92	71	—	149
Interest expense (income), net	48	67	(66)	—	49
(Loss) earnings before income taxes	(62)	25	137	—	100
Income tax (benefit) expense	(14)	1	32	—	19
Share in earnings of equity accounted investees	129	105	—	(234)	—
Net earnings	81	129	105	(234)	81
Other comprehensive income	103	97	63	(160)	103
Comprehensive income	184	226	168	(394)	184

	For the three months ended
	September 30, 2015
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,071	528	(307)	1,292
Operating expenses
Cost of sales, excluding depreciation and amortization	—	975	358	(307)	1,026
Depreciation and amortization	—	62	27	—	89
Selling, general and administrative	2	36	57	—	95
Impairment of property, plant and equipment	—	20	—	—	20
Closure and restructuring costs	—	1	—	—	1
Other operating loss (income), net	3	1	(4)	—	—
	5	1,095	438	(307)	1,231
Operating (loss) income	(5)	(24)	90	—	61
Interest expense (income), net	64	7	(7)	—	64
(Loss) earnings before income taxes	(69)	(31)	97	—	(3)
Income tax (benefit) expense	(14)	(45)	45	—	(14)
Share in earnings of equity accounted investees	66	52	—	(118)	—
Net earnings	11	66	52	(118)	11
Other comprehensive loss	(69)	(67)	(57)	124	(69)
Comprehensive loss	(58)	(1)	(5)	6	(58)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2015
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,266	1,583	(899)	3,950
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,867	1,172	(899)	3,140
Depreciation and amortization	—	191	79	—	270
Selling, general and administrative	10	108	176	—	294
Impairment of property, plant and equipment	—	57	—	—	57
Closure and restructuring costs	—	2	1	—	3
Other operating loss (income), net	4	—	(12)	—	(8)
	14	3,225	1,416	(899)	3,756
Operating (loss) income	(14)	41	167	—	194
Interest expense (income), net	115	21	(21)	—	115
(Loss) earnings before income taxes	(129)	20	188	—	79
Income tax (benefit) expense	(30)	(41)	65	—	(6)
Share in earnings of equity accounted investees	184	123	—	(307)	—
Net earnings	85	184	123	(307)	85
Other comprehensive loss	(194)	(194)	(179)	373	(194)
Comprehensive loss	(109)	(10)	(56)	66	(109)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2016
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	36	—	132	—	168
Receivables	—	265	351	—	616
Inventories	—	549	221	—	770
Prepaid expenses	14	22	10	—	46
Income and other taxes receivable	10	13	14	(4)	33
Intercompany accounts	346	210	190	(746)	—
Total current assets	406	1,059	918	(750)	1,633
Property, plant and equipment, net	—	2,042	845	—	2,887
Goodwill	—	296	252	—	548
Intangible assets, net	—	248	352	—	600
Investments in affiliates	4,050	2,835	—	(6,885)	—
Intercompany long-term advances	6	80	1,401	(1,487)	—
Other assets	11	18	133	—	162
Total assets	4,473	6,578	3,901	(9,122)	5,830
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	49	389	207	—	645
Intercompany accounts	135	200	411	(746)	—
Income and other taxes payable	—	—	29	(4)	25
Long-term debt due within one year	63	—	—	—	63
Total current liabilities	247	589	647	(750)	733
Long-term debt	901	300	108	—	1,309
Intercompany long-term loans	553	934	—	(1,487)	—
Deferred income taxes and other	—	548	144	—	692
Other liabilities and deferred credits	18	157	167	—	342
Shareholders' equity	2,754	4,050	2,835	(6,885)	2,754
Total liabilities and shareholders' equity	4,473	6,578	3,901	(9,122)	5,830

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	81	129	105	(234)	81
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(4,288)	4,168	115	234	229
Cash flows (used for) provided from operating activities	(4,207)	4,297	220	—	310
Investing activities
Additions to property, plant and equipment	—	(246)	(56)	—	(302)
Acquisition of business, net of cash acquired	—	(1)	—	—	(1)
Other	—	—	1	—	1
Cash flows used for investing activities	—	(247)	(55)	—	(302)
Financing activities
Dividend payments	(76)	—	—	—	(76)
Stock repurchase	(10)	—	—	—	(10)
Net change in bank indebtedness	—	1	—	—	1
Change in revolving bank credit facility	60	—	—	—	60
Proceeds from receivables securitization facility	—	—	140	—	140
Repayments of receivables securitization facility	—	—	(40)	—	(40)
Repayments of long-term debt	(38)	(1)	(1)	—	(40)
Increase in long-term advances to related parties	—	(4,052)	(209)	4,261	—
Decrease in long-term advances to related parties	4,261	—	—	(4,261)	—
Other	(3)	—	—	—	(3)
Cash flows provided from (used for) financing activities	4,194	(4,052)	(110)	—	32
Net (decrease) increase in cash and cash equivalents	(13)	(2)	55	—	40
Impact of foreign exchange on cash	—	—	2	—	2
Cash and cash equivalents at beginning of period	49	2	75	—	126
Cash and cash equivalents at end of period	36	—	132	—	168

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2015
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	85	184	123	(307)	85
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	231	(320)	13	307	231
Cash flows provided from (used for) operating activities	316	(136)	136	—	316
Investing activities
Additions to property, plant and equipment	—	(143)	(59)	—	(202)
Proceeds from disposals of property, plant and equipment	—	7	28	—	35
Other	—	—	9	—	9
Cash flows used for investing activities	—	(136)	(22)	—	(158)
Financing activities
Dividend payments	(75)	—	—	—	(75)
Stock repurchase	(50)	—	—	—	(50)
Net change in bank indebtedness	—	(9)	—	—	(9)
Change in revolving bank credit facility	75	—	—	—	75
Issuance of long-term debt	—	300	—	—	300
Repayments of long-term debt	(436)	(2)	(1)	—	(439)
Increase in long-term advances to related parties	—	(20)	(96)	116	—
Decrease in long-term advances to related parties	116	—	—	(116)	—
Other	1	—	—	—	1
Cash flows (used for) provided from financing activities	(369)	269	(97)	—	(197)
Net (decrease) increase in cash and cash equivalents	(53)	(3)	17	—	(39)
Impact of foreign exchange on cash	—	—	(7)	—	(7)
Cash and cash equivalents at beginning of period	79	18	77	—	174
Cash and cash equivalents at end of period	26	15	87	—	128

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18.

_________________

SUBSEQUENT EVENT

Acquisition of Home Delivery Incontinent Supplies Co.

Effective October 1, 2016, Domtar Corporation completed the acquisition of 100% of the outstanding shares of Home Delivery Incontinent Supplies Co. (“HDIS”), a leading national direct-to-consumer provider of adult incontinence and related products. The purchase price was $53 million, net of cash acquired of $3 million and includes a potential earn-out payment of up to $10 million.

Headquartered in Olivette, Missouri, HDIS provides customers with high-quality products and a personalized service for all of their incontinence needs. HDIS has annual revenues of approximately $65 million, operates a 200,000 square foot distribution center in Olivette, Missouri, as well as two retail locations, in Texarkana, Arkansas and Daytona Beach, Florida and employs approximately 240 people. The results of HDIS’ operations will be included in the Personal Care reportable segment starting October 1, 2016.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on three and nine months ended September 30, 2016 and 2015. The three month and nine month periods are also referred to as the third quarter and first nine months of 2016 and 2015. Reference to notes refers to footnotes to the consolidated financial statements included in Item 1 of this Form 10-Q.

This MD&A of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and nine month periods ended September 30, 2016
•	Recent Development
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

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

We have two reportable segments as described below, which also represent our two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of our reportable segments.

Pulp and Paper: Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2016

•	Operating income and net earnings increased by 51% and 436%, respectively, from the third quarter of 2015
•

Sales decreased by 2% from the third quarter of 2015. Net average selling prices for pulp and paper were down from the third quarter of 2015. Our manufactured paper volumes were down while our pulp volumes were up when compared to the third quarter of 2015

•

Recognition of closure and restructuring costs of $10 million, of which $5 million is related to the conversion of a paper machine at our Ashdown mill to a high quality fluff pulp line and $5 million is related to our plan to optimize fluff pulp manufacturing at our Plymouth mill

•	Recognition of accelerated depreciation of $5 million related to our 2014 decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line
•	We paid $26 million in dividends

HIGHLIGHTS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2016

•	Operating income and net earnings decreased by 23% and 5%, respectively, from the first nine months of 2015
•

Sales decreased by 3% from the first nine months of 2015. Net average selling prices for pulp and paper were down from the first nine months of 2015. Our manufactured paper volumes were down while our pulp volumes were up when compared to the first nine months of 2015

•

Recognition of closure and restructuring costs of $33 million, of which $27 million is related to the conversion of a paper machine at our Ashdown mill to a high quality fluff pulp line and $5 million is related to our plan to optimize fluff pulp manufacturing at our Plymouth mill

•	Recognition of accelerated depreciation of $29 million related to our 2014 decision to convert a paper machine at our Ashdown mill to a high quality fluff pulp line
•	We repurchased $10 million of our common stock and paid $76 million in dividends

	Three months ended				Nine months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	September 30, 2016	September 30, 2015	$	%	September 30, 2016	September 30, 2015	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,270	$1,292	$(22)	-2%	$3,824	$3,950	$(126)	-3%
Operating income	92	61	31	51%	149	194	(45)	-23%
Net earnings	59	11	48	436%	81	85	(4)	-5%
Net earnings per common share (in dollars)[1]:
Basic	$0.94	$0.17	$0.77	453%	$1.29	$1.34	$(0.05)	-4%
Diluted	$0.94	$0.17	$0.77	453%	$1.29	$1.34	$(0.05)	-4%

					At September 30, 2016	At December 31, 2015
Total assets					$5,830	$5,654
Total long-term debt, including current portion					$1,372	$1,251

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

RECENT DEVELOPMENT

Effective October 1, 2016, we completed the acquisition of 100% of the outstanding shares of Home Delivery Incontinent Supplies Co. (“HDIS”), a leading national direct-to-consumer provider of adult incontinence and related products. The purchase price was $53 million, net of cash acquired of $3 million and includes a potential earn-out payment of up to $10 million.

Headquartered in Olivette, Missouri, HDIS provides customers with high-quality products and a personalized service for all of their incontinence needs. HDIS has annual revenues of approximately $65 million, operates a 200,000 square foot distribution center in Olivette, Missouri, as well as two retail locations in Texarkana, Arkansas and Daytona Beach, Florida and employs approximately 240 people. The results of HDIS’ operations will be included in the Personal Care reportable segment starting October 1, 2016.

OUTLOOK

The fourth quarter will be negatively impacted by seasonality and mix in paper. We expect some short-term pricing volatility in pulp, while raw material unit costs are expected to increase, notably for wood, energy and chemicals. Our Personal Care results are expected to continue to benefit from the new customer wins, market growth and cost savings from the new manufacturing platform.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our third quarter and first nine months of 2016 and 2015 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

Analysis of Sales
	Three months ended				Nine months ended
By Business Segment			Variance				Variance
	September 30, 2016	September 30, 2015	$	%	September 30, 2016	September 30, 2015	$	%
Pulp and Paper	$1,054	$1,092	(38)	-3%	$3,193	$3,348	(155)	-5%
Personal Care	231	214	17	8%	675	648	27	4%
Total for reportable segments	1,285	1,306	(21)	-2%	3,868	3,996	(128)	-3%
Intersegment sales	(15)	(14)	(1)		(44)	(46)	2
Consolidated	1,270	1,292	(22)	-2%	3,824	3,950	(126)	-3%

Shipments
Paper - manufactured (in thousands of ST)	744	779	(35)	-4%	2,282	2,366	(84)	-4%
Communication Papers	620	648	(28)	-4%	1,904	1,970	(66)	-3%
Specialty and Packaging	124	131	(7)	-5%	378	396	(18)	-5%
Paper - sourced from third parties (in thousands of ST)	35	35	-	-%	96	99	(3)	-3%
Paper - total (in thousands of ST)	779	814	(35)	-4%	2,378	2,465	(87)	-4%
Pulp (in thousands of ADMT)	369	333	36	11%	1,098	1,028	70	7%

Analysis of Changes in Sales
	Third quarter of 2016 versus Third quarter of 2015				First nine months of 2016 versus First nine months of 2015
	% Change in Sales due to				% Change in Sales due to
	Net Price	Volume / Mix	Currency	Total	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	-2%	-1%	-%	-3%	-4%	-1%	-%	-5%
Personal Care	-3%	11%	-%	8%	-3%	7%	-%	4%
Consolidated sales	-3%	1%	-%	-2%	-3%	-%	-%	-3%

Analysis of Operating Income (Loss)
	Three months ended				Nine months ended
By Business Segment			Variance				Variance
	September 30, 2016	September 30, 2015	$	%	September 30, 2016	September 30, 2015	$	%
Operating income (loss)
Pulp and Paper	89	54	35	65%	143	184	(41)	-22%
Personal Care	15	18	(3)	-17%	44	45	(1)	-2%
Corporate	(12)	(11)	(1)	-9%	(38)	(35)	(3)	-9%
Consolidated operating income (loss)	92	61	31	51%	149	194	(45)	-23%

Third quarter of 2016 versus Third quarter of 2015

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating expenses (b)	Currency, net of hedging	Depreciation/ impairment (c)	Restructuring (d)	Other Income/ expense (e)	Total
Pulp and Paper	—	(27)	13	32	9	19	(9)	(2)	35
Personal Care	2	(6)	7	(3)	(1)	(2)	—	—	(3)
Corporate	—	—	—	(3)	—	—	—	2	(1)
Consolidated operating income (loss)	2	(33)	20	26	8	17	(9)	—	31

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

In the third quarter of 2016, we recorded $5 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, compared to $20 million recorded in the third quarter of 2015. Depreciation charges were lower by $2 million in the third quarter of 2016, excluding foreign currency impact.

(d)

In the third quarter of 2016, restructuring charges related to the conversion at Ashdown described above ($5 million) and the closure of a pulp dryer and idling of related assets at our Plymouth mill ($5 million) related to our plan to optimize fluff pulp manufacturing. In the third quarter of 2015, we incurred restructuring charges of $1 million.

(e)

Third quarter of 2016 operating expenses/income includes:	Third quarter of 2015 operating expenses/income includes:
- Foreign currency loss on working capital items ($1 million) - Other income ($1 million)	- Environmental provision ($4 million) - Foreign currency gain on working capital items ($3 million) - Bad debt expense recovery ($1 million)

Commentary – Third quarter of 2016 compared to Third quarter of 2015

Interest Expense, net

We incurred $17 million of net interest expense in the third quarter of 2016, a decrease of $47 million compared to net interest expense of $64 million in the third quarter of 2015. This decrease was mostly due to a premium of $42 million paid in August 2015 on the partial repayment of the 9.5% Notes due 2016 and of the 10.75% Notes due 2017 as well as a decrease in interest expense as a result of the partial repayment. In addition, interest expense also decreased due to the repayment at maturity of the 7.125% Notes due in August 2015 as well as the maturity of the 9.5% Notes in August 2016. This decrease was partially offset by interest expense related to borrowing under the Term Loan Agreement drawn down in the third quarter of 2015.

Income Taxes

In the third quarter of 2016, our income tax expense was $16 million, consisting of current income tax expense of $5 million and a deferred income tax expense of $11 million. This compares to an income tax benefit of $14 million in the third quarter of 2015, consisting of a current income tax expense of $4 million and a deferred income tax benefit of $18 million. We made income tax payments, net of refunds, of $10 million during the third quarter of 2016. Our effective tax rate was 21% compared with an effective tax rate of 467% in the third quarter of 2015.  The effective tax rates for both the third quarter of 2016 and the third quarter of 2015 were impacted by the finalization of certain estimates in connection with the filing of our 2015 and 2014 income tax returns, respectively. Additionally, the effective tax rate for the third quarter of 2015 was impacted by enacted law changes in several U.S. states and by the impairment of property, plant, and equipment charges occurring in a high-tax jurisdiction.

First nine months of 2016 versus First nine months of 2015

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating expenses (b)	Currency, net of hedging	Depreciation/ impairment (c)	Restructuring (d)	Other Income/ expense (e)	Total
Pulp and Paper	(8)	(116)	47	9	38	34	(31)	(14)	(41)
Personal Care	5	(18)	23	(10)	(2)	(1)	1	1	(1)
Corporate	—	—	—	(4)	—	—	—	1	(3)
Consolidated operating income (loss)	(3)	(134)	70	(5)	36	33	(30)	(12)	(45)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

In the first nine months of 2016, we recorded $29 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, compared to $57 million recorded in the first nine months of 2015. Depreciation charges were lower by $5 million in the first nine months of 2016, excluding foreign currency impact.

(d)

In the first nine months of 2016, we incurred restructuring charges of $33 million mostly related to the conversion at Ashdown described above and the closure of a pulp dryer and idling of related assets at our Plymouth mill, related to our plan to optimize fluff pulp manufacturing. This compares to restructuring charges of $3 million in the first nine months of 2015.

(e)

First nine months of 2016 operating expenses/income includes:	First nine months of 2015 operating expenses/income includes:
- Foreign currency loss on working capital items ($5 million) - Litigation settlement ($2 million) - Other income ($3 million)

- Gain on sale of property, plant and equipment ($15 million)

- Bad debt expense ($4 million)

- Environmental provision ($4 million)

- Foreign currency gain on working capital items ($3 million)

- Other expense ($2 million)

Commentary – First nine months of 2016 compared to first nine months of 2015

Interest Expense, net

We incurred $49 million of net interest expense in the first nine months of 2016, a decrease of $66 million compared to net interest expense of $115 million in the first nine months of 2015. This decrease was mostly due to a premium of $42 million paid in August 2015 on the partial repayment of the 9.5% Notes due 2016 and on the 10.75% Notes due 2017 as well as a decrease in interest expense on these Notes as a result of the partial repayment. In addition, interest expense also decreased due to the repayment at maturity of the 7.125% Notes due in August 2015 as well as the maturity of the 9.5% Notes in August 2016. This decrease was partially offset by interest expense related to borrowing under the Term Loan Agreement drawn down in the third quarter of 2015.

Income Taxes

In the first nine months of 2016, our income tax expense was $19 million, consisting of current income tax expense of $13 million and a deferred income tax expense of $6 million. This compares to an income tax benefit of $6 million in the first nine months of 2015, consisting of a current income tax expense of $44 million and a deferred income tax benefit of $50 million. We made income tax payments, net of refunds, of $37 million during the first nine months of 2016. Our effective tax rate was 19% compared to an effective tax rate of -8% in the first nine months of 2015. The effective tax rates for both the first nine months of 2016 and the first nine months of 2015 were impacted by the finalization of certain estimates in connection with the filing of our 2015 and 2014 income tax returns, respectively. Additionally, the effective tax rate for the first nine months of 2016 was impacted by the approval of a state tax credit in the U.S. The effective tax rate for the first nine months of 2015 was impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, by enacted law changes in several U.S. states, and by the impairment of property, plant, and equipment charges occurring in a high-tax jurisdiction.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment decreased by $38 million, or 3%, when compared to sales in the third quarter of 2015. This decrease in sales is mostly due to a 2% decrease in net average selling prices for pulp and paper as well as a decrease in our paper sales volumes, partially offset by an increase in our pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $89 million in the third quarter of 2016, an increase of $35 million, when compared to operating income of $54 million in the third quarter of 2015. Our results were positively impacted by lower maintenance costs due mostly to the timing of maintenance outages, lower accelerated depreciation charges, lower raw materials costs, lower hedging losses, lower freight costs and an increase in our pulp sales volume. This increase was partially offset by lower average selling prices for pulp and paper, higher restructuring charges related to the Ashdown conversion and the closure of a pulp dryer and idling of related assets at our Plymouth mill, higher SG&A costs and a decrease in our paper sales volume.

Sales in our Pulp and Paper segment decreased by $155 million, or 5%, when compared to sales in the first nine months of 2015. This decrease in sales is mostly due to a 4% decrease in net average selling prices for pulp and paper as well as a decrease in our paper sales volumes, partially offset by an increase in our pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $143 million in the first nine months of 2016, a decrease of $41 million, when compared to operating income of $184 million in the first nine months of 2015. Our results were negatively impacted by lower average selling prices for pulp and paper, higher restructuring charges related to the Ashdown conversion and the closure of a pulp dryer and idling of related assets at our Plymouth mill, a decrease in our paper sales volume, the gain on sale of property, plant and equipment in Q2 2015, lower productivity, higher compensation costs and higher SG&A costs. This decrease was partially offset by lower raw materials costs, favorable currency impacts (net of hedging), lower freight costs, lower accelerated depreciation charges, an increase in pulp sales volume and lower depreciation charges.

Personal Care Segment

Sales in our Personal Care segment increased by $17 million, or 8% when compared to sales in the third quarter of 2015. This increase in sales was driven by higher sales volume/mix of 11%, partially offset by lower selling prices of approximately 3%. Foreign currency impacts, net of hedging, were flat when compared to the third quarter of 2015.

Operating income decreased by $3 million, or 17%, in the third quarter of 2016 compared to the third quarter of 2015. Our results were negatively impacted by lower selling prices, higher compensation costs and SG&A costs. This decrease was partially offset by favorable input costs, mostly due to favorable raw material pricing related to indices as well as favorable negotiated procurement savings and an increase in sales volume.

Sales in our Personal Care segment increased by $27 million, or 4%, when compared to sales in the first nine months of 2015. This increase in sales was driven by higher sales volume/mix of 7% and was partially offset by lower selling prices of approximately 3%. Foreign currency impacts, net of hedging, were relatively flat when compared to the first nine months of 2015.

Operating income decreased by $1 million, or 2%, in the first nine months of 2016 compared to the first nine months of 2015. Our results were negatively impacted by lower selling prices, higher compensation costs and higher SG&A costs. This decrease was partially offset by favorable input costs, mostly due to favorable raw material pricing, lower manufacturing costs and an increase in sales volume.

STOCK-BASED COMPENSATION EXPENSE

For the first nine months of 2016, stock-based compensation expense recognized in our results of operations was $11 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $2 million. This compares to a stock-based compensation expense of $9 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $3 million in the first nine months of 2015. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $590 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $2 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

The June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) adversely impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. sales to be translated into fewer U.S. dollars. For the year ended December 31, 2015, net sales in the U.K. constituted 1% of our consolidated net sales (for the nine month period ended September 30, 2016, net sales in the U.K. constituted 2% or our consolidated sales). In the longer term, any impact from Brexit on our U.K. sales will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. The macroeconomic impact on our results of operations from this vote remains unknown. To date, the foreign exchange impact has been minimal since we currently hedge a portion of our British Pound Sterling exposure through the second quarter of fiscal 2018, thus reducing our currency risk.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as property taxes.

Cash flows provided from operating activities totaled $310 million in the first nine months of 2016, a $6 million decrease compared to cash flows provided from operating activities of $316 million in the first nine months of 2015. This decrease in cash flows provided from operating activities is primarily due an increase in working capital requirements in the first nine months of 2016 when compared to the first nine months of 2015 as well as lower profitability. We made income tax payments, net of refunds, of $37 million in the first nine months of 2016 compared to income tax payments, net of refunds of $16 million during the first nine months of 2015.

Investing Activities

Cash flows used for investing activities in the first nine months of 2016 amounted to $302 million, a $144 million increase compared to cash flows used for investing activities of $158 million in the first nine months of 2015.

The use of cash in the first nine months of 2016 was attributable to additions to property, plant and equipment of $302 million.

The use of cash in the first nine months of 2015 was attributable to additions to property, plant and equipment of $202 million. The use of cash was partially offset by the proceeds from the disposal of assets, totaling $35 million. During the first nine months of 2015, we sold $9 million of asset-backed notes and received proceeds of $26 million (CDN $32 million) from the sale of Gatineau assets.

Our capital expenditures for 2016 are expected to be approximately between $340 million and $350 million.

Financing Activities

Cash flows provided from financing activities totaled $32 million in the first nine months of 2016 compared to cash flows used for financing activities of $197 million in the first nine months of 2015.

The cash flows provided from financing activities in the first nine months of 2016 was primarily the result of the net proceeds from borrowings under our credit facilities (revolver and receivable securitization) ($120 million) and an increase in our bank indebtedness ($1 million). These were partially offset by dividend payments ($76 million) and the repurchase of our common stock ($10 million).

The use of cash in the first nine months of 2015 was primarily the result of dividend payments ($75 million), a net repayment of our long-term debt ($64 million), the repurchase of our common stock ($50 million), and a reduction in our bank indebtedness ($9 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,204 million as of September 30, 2016 compared to $1,125 million as of December 31, 2015.

Notes Redemption

Our 9.5% Notes, in the aggregate principal amount of $39 million, matured on August 1, 2016.

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

Term Loan

In the third quarter of 2015, a wholly owned subsidiary of Domtar entered into a $300 million Term Loan Agreement that matures on July 20, 2025. The facility was fully drawn down on August 19, 2015. On August 18, 2016, we entered into an amendment (the “Amendment”) to our Term Loan Agreement, pursuant to which, among other things, certain of our subsidiaries were designated as “insignificant subsidiaries” and were released from their guarantees of the borrower’s obligations under the Term Loan Agreement, as amended by the Amendment. Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2016, we were in compliance with these financial covenants.

All borrowings under the Term Loan Agreement are unsecured. The Company and certain domestic subsidiaries of the Company unconditionally guarantee any obligations under the Term Loan Agreement.

Bank Facility

On August 18, 2016, we amended and restated our existing Credit Agreement. The amended 2016 Credit Agreement matures on August 18, 2021.

The maximum aggregate amount of availability under the 2016 Credit Agreement is $700 million, an increase of $100 million from the existing Credit Agreement of $600 million. The terms of the 2016 Credit Agreement are generally consistent with the terms of the existing Credit Agreement.

The 2016 Credit Agreement provides for a revolving credit facility (including a letter of credit sub-facility and a swingline sub-facility), which may be borrowed in U.S. Dollars, Canadian Dollars and Euros. We may increase the maximum aggregate amount of availability under the 2016 Credit Agreement by up to $400 million, borrow this increased amount as a term loan, and extend the final maturity of the 2016 Credit Agreement by one year, subject to the agreement of applicable lenders.

Borrowings under the 2016 Credit Agreement bear interest at the LIBOR, EURIBOR or the Canadian bankers’ acceptance or prime rates as applicable, plus a margin linked to our credit rating at the time of borrowing. In addition, we pay facility fees quarterly at rates dependent on our credit ratings.

The 2016 Credit Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the 2016 Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the 2016 Credit Agreement that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At September 30, 2016, we were in compliance with these financial covenants, and $110 million was borrowed under the 2016 Credit Agreement (September 30, 2015 – $75 million). At September 30, 2016, we had no outstanding letters of credit under this 2016 Credit Agreement (September 30, 2015 – nil). At September 30, 2016, we had $590 million unused and available under this 2016 Credit Agreement.

All borrowings under the 2016 Credit Agreement are unsecured. The Company and certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Credit Agreement.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At September 30, 2016, borrowings under the receivables securitization facility amounted to $100 million and $48 million of letters of credit under the program (September 30, 2015 – nil and $44 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At September 30, 2016, we had $2 million unused and available under the accounts receivable securitization facility.

Common Stock

On February 22, 2016, May 3, 2016 and August 2, 2016, our Board of Directors approved a quarterly dividend of $0.40, $0.415 and $0.415 per share, respectively, to be paid to holders of our common stock. Total dividends of approximately $25 million, $26 million and $26 million, respectively, were paid on April 15, 2016, July 15, 2016 and October 17, 2016, respectively, to shareholders of record on April 4, 2016, July 5, 2016 and October 3, 2016 respectively.

On November 1, 2016, our Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of our common stock. This dividend is to be paid on January 17, 2017, to shareholders of record on January 3, 2017.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2016, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2016, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2016, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

In addition to environmental laws, the Company’s business and operations are subject to a broad range of other laws and regulations in the United States and Canada as well as other jurisdictions in which the Company operate, including antitrust and competition laws, occupational health and safety laws, healthcare reimbursement laws, such as Medicare and Medicaid, and employment laws. Many of these laws and regulations are complex and subject to evolving and differing interpretation. If the Company is determined to have violated any such laws or regulations, whether inadvertently or willfully, it may be subject to civil and criminal penalties, including substantial fines, loss of authorizations to participate in or exclusion from government programs, claims for damages by third parties or fines or monetary penalties which may have a material adverse effect on the Company’s financial position, results of operations or cash flows. For additional information, refer to Part II, Item 8, Note 22 “Commitments and Contingencies” under the caption “Spanish Competition Investigation” of our Annual Report on Form 10-K for the year ended December 31, 2015.

The efficiency of our operations could be adversely affected by disruptions to our Information Technology (IT) Services.

The Company’s information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. The protection of customer, employee and company data is critical to its business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, retaining certain personal information and providing other processes necessary to manage its business. The Company is exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, including protection of confidential or personal information, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. The Company’s IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-incidents. The Company cannot guarantee that its security efforts will prevent breaches or breakdowns to its IT systems or those of its third party providers. Potential consequences of a material cyber incident, which could result in confidential or personal information being accessed, obtained, damaged or used by unauthorized or improper persons, include damage to the Company’s reputation, litigation, inefficiencies or production downtimes and increased cyber security protection and remediation costs. Such consequences could have a negative impact on the Company’s ability to meet customers’ orders, resulting in a delay or decrease to its revenue and a reduction to its operating margins.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended September 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
July 1 through July 31, 2016	—	$—	—	$322,572
August 1 through August 31, 2016	—	$—	—	$322,572
September 1 through September 30, 2016	—	$—	—	$322,572
	—	$—	—

(1) During the third quarter of 2016, we did not repurchase any shares under our stock repurchase program (the “Program”). We currently have $323 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1

Second Amended and Restated Credit Agreement dated as of August 18, 2016, among the Company, Domtar Inc, Domtar Pulp and Paper General Partnership, Laboratorios Indas, S.A.U., and Attends Healthcare AB, Bank of Montreal, Goldman Sachs Bank USA, Royal Bank of Canada and Wells Fargo Bank, N.A., as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JP Morgan Chase Bank, N.A., as administrative agent.

		10-Q		11/03/2016

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: November 3, 2016

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary