Form 10-K
period 2016-12-31
Domtar CORP
filed 2017-02-24
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,191,112,523.

Number of shares of common stock outstanding as of February 17, 2017: 62,588,837

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement, to be filed within 120 days of the close of the registrant’s fiscal year, in connection with its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1.  BUSINESS

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers and absorbent hygiene products. The foundation of our business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. More than 50% of our pulp production is consumed internally to manufacture paper and other consumer products with the balance sold as market pulp. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We are also a marketer and producer of a broad line of incontinence care products as well as infant diapers. To learn more, visit www.Domtar.com.

We operate the following business segments: Pulp and Paper and Personal Care. We had revenues of $5.1 billion in 2016, of which approximately 82% was from the Pulp and Paper segment and approximately 18% was from the Personal Care segment. On January 2, 2014, we completed the acquisition of Laboratorios Indas, S.A.U. (“Indas”), primarily a branded incontinence products manufacturer and marketer in Spain. On October 1, 2016, we completed the acquisition of Home Delivery Incontinent Supplies Co. (“HDIS”), a national direct-to-customer provider of a wide variety of adult incontinence and related products, including their own Reassure® brand, based in Olivette, Missouri. The acquired businesses are presented under our Personal Care reportable segment. Information regarding the most recent business acquisitions is included in Item 8, Financial Statements and Supplementary Data under Note 3 “Acquisition of Businesses”.

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

OUR CORPORATE STRUCTURE

At December 31, 2016, Domtar Corporation had a total of 62,588,837 shares of common stock issued and outstanding.

Our common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS”.

Information regarding our common stock is included in Item 8, Financial Statements and Supplementary Data under Note 21 “Shareholders’ Equity”.

OUR BUSINESS SEGMENTS

We have two reportable segments as described below, which also represent our two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of our reportable segments.

•

Pulp and Paper: Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

•	Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

Information regarding our reportable segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8, Financial Statements and Supplementary Data under Note 24 “Segment Disclosures”. Geographic information is also included under Note 24 of the Financial Statements and Supplementary Data.

FINANCIAL HIGHLIGHTS PER SEGMENT	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
(In millions of dollars, unless otherwise noted)
Sales: (1)
Pulp and Paper	$4,181	$4,395	$4,635
Personal Care	917	869	928
Consolidated sales	$5,098	$5,264	$5,563
Operating income (loss): (1)
Pulp and Paper	$217	$270	$352
Personal Care	57	61	49
Corporate	(51)	(43)	(37)
Total	$223	$288	$364
Segment assets:
Pulp and Paper	$3,637	$3,667
Personal Care	1,884	1,822
Corporate	159	165
Total	$5,680	$5,654

(1)

Factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

PULP AND PAPER

Our Manufacturing Operations

We produce approximately 4.1 million metric tons of softwood, fluff and hardwood pulp at 12 of our 13 mills (Port Huron being a non-integrated paper mill). More than 50% of our pulp is consumed internally to manufacture paper, with the balance being sold as market pulp. We also purchase limited papergrade pulp from third parties for specific grades and to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We have nine integrated pulp and paper mills and one paper mill (eight in the United States and two in Canada), with an annual paper production capacity of approximately 3.0 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 13 converting and forms manufacturing operations (including a network of 10 plants located offsite from our paper making operations). Approximately 77% of our paper production capacity is in the United States and the remaining 23% is located in Canada.

We produce market pulp in excess of our internal requirements at our pulp and paper mills in Ashdown, Espanola, Hawesville, Windsor, Marlboro and Nekoosa. We also produce papergrade, fluff and specialty pulps at our three stand-alone pulp mills in Kamloops, Dryden and Plymouth. We can sell approximately 1.9 million metric tons of pulp per year depending on market conditions. Approximately 56% of our trade pulp production capacity is in the U.S., and the remaining 44% is located in Canada.

The table below lists our operating pulp and paper mills and their annual production capacity:

			Saleable
PRODUCTION FACILITY	Fiberline Pulp Capacity		Paper (1)
	# lines	('000 ADMT) (2)	# machines	Category (3)	('000 ST) (2)
Uncoated freesheet
Ashdown, Arkansas	3	707	2	Communication	265
Windsor, Quebec	1	447	2	Communication	642
Hawesville, Kentucky	1	412	2	Communication	596
Kingsport, Tennessee	1	304	1	Communication	426
Marlboro, South Carolina	1	320	1	Specialty & Packaging	274
Johnsonburg, Pennsylvania	1	228	2	Communication	344
Nekoosa, Wisconsin	1	155	3	Specialty & Packaging	168
Rothschild, Wisconsin	1	65	1	Communication	131
Port Huron, Michigan	—	—	4	Specialty & Packaging	113
Espanola, Ontario	2	327	2	Specialty & Packaging	69
Total Uncoated freesheet	12	2,965	20		3,028
Pulp
Kamloops, British Columbia	1	354	—		—
Dryden, Ontario	1	327	—		—
Plymouth, North Carolina (4)	2	470	—		—
Total Pulp	4	1,151	—		—
Total	16	4,116	20		3,028
Total Trade Pulp (5)		1,894

(1)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(2)	ADMT refers to an air dry metric ton and ST refers to short ton.
(3)	Represents the majority of the capacity at each of these facilities.
(4)

On September 23, 2016, we announced a plan to optimize fluff pulp manufacturing at our Plymouth, North Carolina mill. The planned optimization is expected to be completed by mid-2017 and includes the permanent closure of a pulp dryer and idling of related assets. This will optimize the mill to an annualized production target of approximately 380,000 metric tons of fluff pulp. The above table does not reflect this optimization. More information regarding this project is included in Item 8, Financial Statements and Supplementary Data under Note 16 “Closure and Restructuring Costs and Liability”.

(5)	Estimated third-party shipments dependent upon market conditions. This also includes shipments to our Personal Care segment.

Our Raw Materials

The manufacturing of pulp and paper requires wood fiber, chemicals and energy. We discuss these three major raw materials used in our manufacturing operations below.

Wood Fiber

United States pulp and paper mills

The fiber used by our pulp and paper mills in the United States is hardwood and softwood, both readily available in the market from multiple third-party sources. The mills obtain fiber from a variety of sources, depending on their location. These sources include a combination of supply contracts, wood lot management arrangements, advance stumpage purchases and spot market purchases.

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the United States, contracts with Quebec wood producers’ marketing boards, public land where we have wood supply allocations and from Domtar’s private lands. The softwood and hardwood fiber for our Espanola pulp and paper mill and the softwood fiber for our Dryden pulp mill, are obtained from third parties, directly or indirectly from public lands and through designated wood supply allocations for the pulp mills. The fiber used at our Kamloops pulp mill is all softwood, originating mostly from third-party sawmill operations in the southern-interior part of British Columbia.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 1.2 million cubic meters of softwood and 0.8 million cubic meters of hardwood, for a total of 2.0 million cubic meters of wood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

During 2016, the cost of wood fiber relating to our Pulp and Paper segment comprised approximately 21% of the total consolidated cost of sales.

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

During 2016, the cost of chemicals relating to our Pulp and Paper segment comprised approximately 12% of the total consolidated cost of sales.

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include: biomass, natural gas and electricity. Approximately 75% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor, generated as byproducts of our manufacturing processes. The remainder of the energy comes from purchased steam and smaller amounts of other fossil fuels procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuate based on prevailing market conditions. Biomass and fossil fuels are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We own cogenerating assets at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. These generating assets produce the equivalent of approximately 72% of our electricity requirements. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting. Our complete electricity requirements are met by our on-site generation and supplied from local utilities.

During 2016, energy costs relating to our Pulp and Paper segment comprised approximately 5% of the total consolidated cost of sales.

Our Transportation

Transportation of raw materials, wood fiber, chemicals and pulp into our mills is mostly done by rail and trucks, although barges are used in certain circumstances. We rely strictly on third parties for the transportation of our pulp and paper products between our mills, converting operations, distribution centers and customers. Our paper products are shipped mostly by truck and logistics are managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck. We work with all the major railroads and approximately 300 trucking companies in the United States and Canada. Service agreements are typically negotiated on an annual basis. We pay diesel fuel surcharges which vary depending on the mode of transportation used, and the cost of diesel fuel.

During 2016, outbound transportation costs relating to our Pulp and Paper segment comprised approximately 10% of the total consolidated cost of sales.

Our Product Offering and Go-to-Market Strategy

Paper

Our uncoated freesheet papers are categorized into communication and specialty and packaging papers. Communication papers are further categorized into business and commercial printing and publishing papers.

Our business papers include copy and electronic imaging papers, which are used with inkjet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 51% of our shipments of paper products in 2016.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. These products also include base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 33% of our shipments of paper products in 2016.

We also produce paper for several specialty and packaging markets. These products consist primarily of thermal printing, flexible packaging, food packaging, medical packaging, medical gowns and drapes, sandpaper backing, carbonless printing, labels and other coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 16% of our shipments of paper products in 2016. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

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

Our customer service personnel work closely with sales, marketing and production staff to provide service and support to merchants, converters, end-users, stationers, printers and retailers. We promote our products directly to end-users and others who influence paper purchasing decisions in order to enhance brand recognition and increase product demand. In addition, our sales representatives work closely with mill-based product development personnel and undertake joint marketing initiatives with customers in order to better understand their business needs and to support their future requirements.

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

Pulp

Our pulp products are comprised of softwood, fluff and hardwood kraft. These grades are sold to customers in over 40 countries worldwide. Our pulp is used in a variety of end products, such as diapers and personal hygiene products, bathroom and facial tissue, specialty and packaging papers, customers who make printing and writing grades, building products and electrical insulating papers.

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to orders on short notice.

Our Customers

Our ten largest customers represented approximately 45% of our Pulp and Paper segment sales or 37% of our total sales in 2016. In 2016, Staples, a customer of our Pulp and Paper segment, represented approximately 11% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2016, approximately 75% of our Pulp and Paper segment sales were domestic, 11% were in Canada, and 14% were in other countries.

PERSONAL CARE

Our Operations

Our Personal Care business consists of the design, manufacturing, marketing and distribution of absorbent hygiene products, including both adult incontinence and infant diaper products. We are one of the leading suppliers of adult incontinence products sold into North America and Europe, servicing institutional and consumer channels, marketed primarily under our Attends®, IncoPack®, Indasec® and Reassure® brands, in addition to our customers’ brands.

We operate six manufacturing facilities, with each having the ability to produce multiple product categories. At our Jesup facility, we have research and development capabilities and production lines which manufacture high quality airlaid and ultrathin laminated absorbent cores and we also have research and development activities in our divisional head office in Raleigh, North Carolina. We operate in the United States and in Europe.

Our Industry Dynamics

Aging population

We compete in an industry with fundamental drivers for long-term growth. The worldwide aging population suggests that adult incontinence will become much more prevalent over the next several decades, as baby boomers enter their senior years and medical advances continue to extend the average lifespan. By the year 2030, approximately 73 million Americans are estimated to be 65 years old or older, representing over 20% of the United States population.

Increased healthcare spending

While we are expected to benefit from the overall increase in healthcare spending due to an aging population, it is not clear how recent administrative changes in the various national governments may impact the source of that funding. Changes in the balance of public versus private funding may be forthcoming and these could impact overall consumption or the channels in which consumption occurs.

Infant products

We compete within the competitive and volatile store brand segment of infant diapers and training pants. Future demand based on birth rate and demographic trends is forecasted to have low growth in North America and Europe. The importance of the category to key retailers is expected to remain strong given the purchasing power and strategic importance of the infant diaper shopper. Today, our business is focused on securing multiyear contracts with large retailers that control the majority of volume in North America, leading to intense competition with other manufacturers in the industry. In Europe, we are investing in our infant diaper capacity and are focused on leveraging our existing position in adult incontinence and our infant expertise in North America to grow our business in Europe. We believe the addition of the infant product assortment to our existing platform provides our customers with the complete bundle of products at a scale required to meet their national distribution requirements.

Our Raw Materials

The primary raw materials used in our manufacturing process are fluff pulp, nonwovens, and super absorbent polymers. A significant portion of the fluff pulp used in our Personal Care business is supplied internally from our Pulp and Paper business. The majority of our nonwoven and super absorbent polymers are purchased centrally based on multiyear contracts with pricing that fluctuates with market conditions. Other raw materials used in our manufacturing process include polypropylene film, elastics and adhesives which are also purchased with multiyear contracts.

Our Product Offering and Go-to-Market Strategy

Our products, which include branded and private label briefs, protective underwear, underpads, pads and washcloths, as well as baby diapers, youth pants and infant training pants, are available in a variety of sizes, differing performance levels and product attributes. Our broad product portfolio covers most price points across each category.

We serve the healthcare, retail and direct-to-consumer channels. Through the utilization of our flexible production platform, manufacturing expertise and efficient supply chain management, we believe that we are able to provide a complete and high-quality line of products to customers across all channels, under our own brands or those of our customers. We maintain a direct sales organization in the United States, Canada and twelve European countries.

Our Product Development

We currently offer a comprehensive, full suite of products, and we continue to focus on product development to produce even more effective products for our customers. We continue to explore materials, designs and processes that will allow us to manufacture products that absorb wetness quickly, help address skin dryness and produce superior containment.

OUR STRATEGIC INITIATIVES AND FINANCIAL PRIORITIES

As a leading fiber-based technology company, Domtar is focused on driving innovation, enhancing our operating platforms, and delivering high quality products. To further bolster our position and drive enhanced value for our stockholders, Domtar is focused on four key business objectives: (1) driving value in our Pulp and Paper business through strategic investment; (2) building on our core competencies in fiber to diversify and expand Domtar’s footprint in growth markets and industries; (3) maintaining a balanced and disciplined approach to capital allocation that allows for investments in growth opportunities and rewards stockholders with capital returns; and (4) operating with a focus on environmental responsibility and sustainability. We are confident that the continued focus on these objectives will bolster the competitive position of our business and drive value for our stakeholders, including stockholders, customers and employees.

Driving value in the Pulp and Paper business. Domtar’s Pulp and Paper business remains an important part of the growth plan, and we have strategies and operating priorities designed to maximize the value of the business. Our key initiatives include: increasing productivity, pursuing new sources of paper consumption and repurposing options, and operating an optimal portfolio of strategic assets. We believe that execution on these priorities will enable Domtar to protect its market position in Pulp and Paper and generate the capital required to expand into complementary growth areas.

Expanding into areas of growth and leveraging our fiber expertise.  Domtar has a history of proactively adapting to changing market conditions, and today, we are repositioning the Company towards areas of growth. This includes the strategic investment into our Personal Care business, which delivered strong sales momentum during 2016. We are well positioned to capitalize on new opportunities in the fiber market. The Company already has the financial resources, infrastructure, raw materials, technologies and expertise necessary to deliver new products. We believe that we have built a strong foundation for diversification and continue to make important, but disciplined, progress. We are focused on optimizing and expanding our operations in markets with positive demand dynamics through the repurposing of assets, investments for organic growth and strategic acquisitions.

Maintaining a balanced and disciplined approach to capital allocation that allows for investments in growth opportunities and rewards stockholders with capital returns.  Domtar has a strong track record of enhancing stockholder value. We believe in a balanced and disciplined approach to capital allocation, and we are committed to deploying capital only to the areas that will achieve the best possible return for our stockholders. Domtar’s free cash flow allows us to invest in growth opportunities and maintain a strong and flexible financial position for operating and strategic initiatives, while still returning capital to our stockholders. To continue generating free cash flow, we are focused on assigning our capital expenditures effectively and minimizing working capital requirements by reducing discretionary spending, reviewing procurement costs and pursuing the balance of production and inventory control.

Operating responsibly on behalf of all of Domtar’s stakeholders.  We try to make a positive difference every day by pursuing sustainable growth, valuing relationships, and responsibly managing our resources. We aim to care for our customers, end-users and stakeholders in the communities where we operate, all seeking assurances that resources are managed in a sustainable manner. We strive to provide these assurances by certifying our distribution and manufacturing operations and measuring our performance against internationally recognized benchmarks. Domtar is committed to the responsible use of forest resources across our operations and we are enrolled in programs and initiatives to encourage landowners to pursue certification to improve their market access and increase their revenue opportunities. We believe that each of these initiatives also creates value for our stockholders and is part of our larger business strategy and commitment to environmental sustainability.

OUR COMPETITION

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers.

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We have an extensive offering of high quality Forest Stewardship Council (“FSC”)-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products. All of our pulp and paper manufacturing facilities are located in the United States or in Canada where we sell approximately 86% of our products. Domtar is one of the five largest manufacturers of uncoated freesheet papers in North America that represent approximately 81% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet paper. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, particularly the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The market pulp we sell is fluff, softwood or hardwood pulp. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products. The fluff pulp we sell is used in absorbent products, incontinence products, diapers and feminine hygiene products. The softwood and hardwood pulp we sell is primarily slow growth northern bleached softwood and hardwood kraft, and we produce specialty engineered pulp grades with a pre-determined mix of wood species. Our hardwood and softwood pulps are sold to customers who make a variety of products for specialty paper, packaging, tissue and industrial applications, and customers who make printing and writing grades. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the United States or in Canada, and we sell approximately 56% of our pulp to other countries.

For the adult incontinence business, competition is primarily faced across four major product categories: protective underwear, pads, briefs and underpads, with customers served through the healthcare, retail (mass retailers, dollar stores, supermarkets, warehouse clubs), and direct to consumer channels. The retail channel in Europe is more fragmented than in North America, with a mix of larger chains and smaller players. Approximately 77% of institutional and homecare expenditures are reimbursed by governments in Western Europe.

For the infant diaper business, competition is primarily across three major product categories: diapers, training pants and youth pants with customers served through the retail (mass retailers, dollar stores, supermarkets, warehouse clubs) and direct to consumer channels. In North America, branded labels represent the majority of the infant market with the top two manufacturers supplying a significant portion of the branded demand. The remaining demand is represented by private label, and is split among the competition. In Europe, the top manufacturer supplies more than 50% of the demand with branded labels, and the remaining is represented by private label. Products are marketed in multiple channels: mass retailers, dollar stores, supermarkets, warehouse clubs, internet and home health care.

In both the adult incontinence and infant diaper businesses, the principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities.

OUR EMPLOYEES

We have approximately 10,000 employees, of which approximately 61% are employed in the United States, 28% in Canada and 11% in Europe. Approximately 48% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis. Certain agreements covering approximately 1,433 employees will expire in 2017 and others will expire between 2018 and 2020.

OUR APPROACH TO SUSTAINABILITY

Domtar aims to deliver value to our customers, employees, shareholders and communities by viewing our business decisions within the larger context of sustainability. As a renewable fiber-based company, we take a long-term view on managing natural resources for the future. We prize efficiency in everything we do. We strive to minimize waste and encourage recycling. We aim to have the highest standards for ethical conduct, for caring about the health and safety of each other, and for maintaining the environmental quality in the communities where we live and work. We value the partnerships we have formed with non-governmental organizations and believe they make us a better company, even if we do not always agree on every issue. We focus on agility to respond to new opportunities, and we are committed to turning innovation into value creation. By embracing sustainability as our operating philosophy, we seek to internalize the fact that the choices we have and the impact of the decisions we make on our stakeholders are all interconnected. We believe that our business and the people and communities who depend on us are better served as we weave this focus on sustainability into the things we do.

Domtar executes this commitment to sustainability at every level and every location across the company. With the support of the Board of Directors, our Management Committee empowers senior managers from manufacturing, technology, finance, sales and marketing and corporate staff functions to regularly come together and establish key sustainability performance metrics, and to routinely assess and report on progress. We have a vice-president position to help lead this effort, allowing the company’s organizational structure to better reflect the priority the company places on sustainable performance. We believe that weaving sustainability into our business better positions Domtar for the future.

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

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. Additional information regarding environmental matters is included in Item 8, Financial Statements and Supplementary Data under Note 22 “Commitments and Contingencies” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section of Critical accounting policies, caption “Environmental matters and other asset retirement obligations”.

OUR INTELLECTUAL PROPERTY

Many of our brand name products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, EarthChoice®, Attends®, NovaThin®, NovaZorb®, IncoPack®, Indasec®, Reassure® and Ariva®. These brand names and trademarks are important to our business. Our numerous trademarks have been registered in the United States and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

We own U.S. and foreign patents and have several pending patent applications. Our management regards these patents and patent applications as important but does not consider any single patent or group of patents to be materially important to our business as a whole.

OUR EXECUTIVE OFFICERS (“MANAGEMENT COMMITTEE”)

Name	Age	Position and Business Experience
John D. Williams	62

President and Chief Executive Officer of the Company since January 2009. He is also a member of the Board of Directors.

Previously, Mr. Williams served as President of SCA Packaging Europe between 2005 and 2008. Prior to assuming his leadership position with SCA Packaging Europe, Mr. Williams held increasingly senior management and operational roles in the packaging business and related industries.

Mr. Williams is Lead Independent Director of the Board of Directors of Owens Corning and the Chair of the advisory board of the Stern Center for Sustainable Business at New York University.

Daniel Buron	53

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

Michael D. Garcia	52

President, Pulp and Paper Division of the Company. Mr. Garcia joined Domtar in 2014. Prior to joining the Company, he was the chief executive officer at EVRAZ Highveld Steel & Vanadium Co., South Africa’s second largest steel producer. Mr. Garcia has more than 25 years of international management experience in paper, steel, and aluminum manufacturing and marketing. He has broad global experience, including executive assignments in Asia and Africa. Mr. Garcia is a Director of the Federal Reserve Bank of Richmond, Charlotte Branch.

Michael Fagan	55

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

Zygmunt Jablonski	63

Senior Vice-President and Chief Legal and Administrative Officer of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years. From 1985 to 1994, he practiced law in Washington, DC.

Patrick Loulou	48

Senior Vice-President, Corporate Development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector as well as in management consulting. His over 20 year career has spanned a number of areas and functions such as corporate strategy, M&A, operations, and business development.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including strategic acquisitions;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any; and
•	the other factors described under “Risk Factors,” Item 1A.

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

The Company may be negatively impacted by political issues or crisis in individual countries or regions, including sovereign risk related to a default by or deterioration in the credit worthiness of local governments. For example, on June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”). The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets. Any of these effects of Brexit, and others the Company cannot anticipate, may have a negative effect and may adversely affect the Company’s business.

Certain countries in Europe provide medicare coverage for adult incontinence products. The governments of these countries may decide to no longer reimburse part or all of the costs of adult incontinence products, and this may have a negative impact on the Company’s operating results  in the future.

The Company faces intense competition in its markets, and the failure to compete effectively could have a material adverse effect on its business and results of operations.

The Company competes with U.S., Canadian and European producers and, for many of its product lines with global producers, some of which may have greater financial resources and lower production costs than the Company. The principal basis for competition is selling price. The Company’s ability to maintain satisfactory margins depends largely on its ability to control its costs. Our industries also are particularly sensitive to other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. The Company cannot provide assurance that it will compete effectively and maintain current levels of sales and profitability. If the Company cannot compete effectively, such failure could have a material adverse effect on its business and results of operations.

Failure to successfully implement the Company’s business diversification initiatives could have a material adverse effect on its business, results of operations and financial position.

The Company is pursuing strategic initiatives that management considers important to our long-term success. The most recent initiatives include, but are not limited to, the integration of adult incontinence and baby diaper businesses acquired during the past five years and the recent conversion of a paper machine to produce fluff pulp. The intent of these initiatives is to help grow the business and counteract the secular decline in our North American paper business. These initiatives may involve organic growth, select joint ventures and strategic acquisitions. The success of these initiatives will depend on, among other things, our ability to identify potential strategic initiatives, understand the key trends and principal drivers affecting those businesses and to execute the initiatives in a cost effective manner. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside the Company’s control.

Strategic acquisitions may expose the Company to additional risks. The Company may have to compete for acquisition targets and any acquisition it makes may fail to accomplish our strategic objectives or may not perform as expected. In addition, the costs of integrating an acquired business may exceed our estimates and may require significant time and attention from senior management. Accordingly, the Company cannot predict whether it will succeed in implementing these strategic initiatives. If it fails to successfully diversify our business, it may have a material adverse effect on the Company’s competitive position, financial condition and operating results.

The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials.

The Company’s paper business competes with electronic transmission and document storage alternatives, as well as with paper grades it does not produce, such as uncoated groundwood. As a result of such competition, the Company is experiencing ongoing decreasing demand for most of its existing paper products. As the use of these alternatives grows, demand for paper products is likely to decline further. Declines in demand for our paper products may adversely affect the Company’s business, results of operations and financial position.

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

The overall levels of demand for the pulp and paper products that the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, the continuation of the current level of service and cost of postal services, as well as competition from electronic substitution. See “Conditions in the global and political economic environment, including the global capital and credit markets, and the economy generally, can adversely affect the Company’s business, results of operations and financial position” and “The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials”.

Industry supply of pulp and paper products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. Such closures can result in significant cash and/or non-cash charges. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply can also result from producers introducing new capacity in response to favorable pricing trends.

Industry supply of pulp and paper products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow.

As a result, prices for all of the Company’s pulp and paper products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. See Item 8, Financial Statements and Supplementary Data under Note 16 “Closure and restructuring costs and liability”. Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical, transportation and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control. If the prices or demand for its pulp and paper products decline, or if its wood fiber, chemical, transportation or energy costs increase, or both, its sales and profitability could be materially and adversely affected.

The Company is affected by changes in currency exchange rates.

The Company has manufacturing operations in the United States, Canada, Sweden and Spain. As a result, it is exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. The Company’s European subsidiaries are exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than their Euro functional currency. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of Brexit. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the Consolidated Financial Statements. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. This factor could adversely affect the Company’s results of operations and financial position.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 11% of the Company’s sales in 2016. A significant change in customer relationships or in customer demand for our products could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 11% of the Company’s sales in 2016. A significant reduction in sales to any of the Company’s key customers, which could be due to factors outside its control, such as purchasing diversification or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations. Consolidation among its customers could also create significant cost margin pressure and lead to more complexity across broader geographic boundaries for both the Company and its key retailers.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require ongoing capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2016, the Company’s total capital expenditures were $347 million.

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

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the revolving credit facility contains restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Item 8, Financial Statements and Supplementary Data under Note 19 “Long-term debt” for more details.

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Company’s unsecured long-term notes and service its other debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

In 2016, the Company paid approximately $106 million in required interest and principal payments. The Company’s ability to make payments on and refinance its debt, including the Company’s unsecured long-term notes and amounts borrowed under its revolving credit facility and term loan, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

The Company’s business may not generate sufficient cash flow from operations and future borrowings may not be available to the Company under its revolving credit facility or otherwise in amounts sufficient to enable the Company to service its indebtedness, including the Company’s unsecured long-term notes, and borrowings, if any, under its revolving credit facility or to fund its other liquidity needs. If the Company cannot service its debt, the Company will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seek additional equity capital. Any of these remedies may not be executed on commercially reasonable terms, or at all, and may impede the implementation of its business strategy. Furthermore, the revolving credit facility may restrict the Company from adopting any of these alternatives. Because of these and other factors that may be beyond its control, the Company may be unable to service its indebtedness.

The Company could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations. It could also incur costs as a result of asbestos-related personal injury litigation.

The Company is subject to a wide range of general and industry-specific laws and regulations in the United States and other countries where we have operations, relating to the protection of the environment and natural resources, including those governing air emissions, greenhouse gases and climate change, wastewater discharges, harvesting, silvicultural activities, storage, management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat, and health and safety matters. In particular, the pulp and paper industry in the United States is subject to the United States Environmental Protection Agency’s (“EPA”) Cluster Rules.

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $65 million of operating expenses and $4 million of capital expenditures in connection with environmental compliance and remediation in 2016. As of December 31, 2016, the Company had a provision of $50 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping).

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

As the owner and operator of real estate, the Company may be liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances, including asbestos, on or from its properties or operations, including properties that it no longer owns. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, the Company’s liability may be imposed without regard to contribution or to whether it knew of, or caused, the release of hazardous substances and may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at the Company’s or third-party sites may result in significant additional costs. Any material liability the Company incurs could adversely impact its financial condition or preclude it from making capital expenditures that would otherwise benefit its business.

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations (such as changes in climate change regulation), or interpretation thereof, might require significant expenditures. For additional information, refer to Item 8, Financial Statements and Supplementary Data under Note 22 “Commitments and Contingencies” under the caption “Industrial Boiler Maximum Achievable Control Technology Standard”. The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

Failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial results or condition.

In addition to environmental laws, the Company’s business and operations are subject to a broad range of other laws and regulations in the United States and Canada as well as other jurisdictions in which the Company operates, including antitrust and competition laws, occupational health and safety laws, healthcare reimbursement laws, such as Medicare and Medicaid, and employment laws. Many of these laws and regulations are complex and subject to evolving and differing interpretation. If the Company is determined to have violated any such laws or regulations, whether inadvertently or willfully, it may be subject to civil and criminal penalties, including substantial fines, loss of authorizations to participate in or exclusion from government programs, claims for damages by third parties or fines or monetary penalties which may have a material adverse effect on the Company’s financial position, results of operations or cash flows. For additional information, refer to Item 8, Financial Statements and Supplementary Data under Note 22 “Commitments and Contingencies” under the caption “Spanish Competition Investigation”.

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

The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. The Company is also subject to the examination of its tax returns and other matters by tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes and as of December 31, 2016, has a reserve for liabilities relating to uncertain tax positions of $43 million. Taxing authorities may disagree with the positions the Company has taken regarding the tax treatment or characterization of its transactions. If any tax authorities were successful in challenging the tax treatment or characterization of any of our transactions, it could also adversely affect its financial results.

The Company’s Pulp and Paper business may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company’s Pulp and Paper business, comprising approximately 21% of the consolidated cost of sales during 2016. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

Other raw materials the Company uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sulfuric acid, dyes, peroxide, methanol and aluminum sulfate, super absorbent polymers and nonwovens. The costs of these other raw materials have been volatile historically, and they are influenced by capacity utilization, energy prices and other factors beyond the Company’s control.

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

The Company relies primarily on third parties for transportation of the products it manufactures and/or distributes, as well as delivery of its raw materials. In particular, a significant portion of the goods it manufactures and raw materials it uses are transported by railroad or trucks, which are highly regulated. If any of its third-party transportation providers were to fail to deliver the goods that the Company manufactures or distributes in a timely manner, the Company may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to the Company in a timely manner, it may be unable to manufacture its products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with the Company, it may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm the Company’s reputation, negatively impact its customer relationships and may have a material adverse effect on its financial condition and results of operations.

The Company could experience disruptions in operations and/or increased labor costs due to labor disputes or restructuring activities.

Employees at 18 of the Company’s facilities, representing approximately half of the Company’s employees, are represented by unions through collective bargaining agreements generally on a facility-by-facility basis. Certain of these agreements will expire in 2017 and others will expire between 2018 and 2020. As of December 31, 2016, eight collective bargaining agreements in the U.S., representing 1,050 employees, are up for renegotiation. All unionized employees in Canada and Europe were covered by ratified agreements as of December 31, 2016. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and results of operations.

The Company continues to evaluate potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in the future.

A material disruption at one or more of the Company’s manufacturing facilities could prevent it from meeting customer demand, reduce its sales and/or negatively impact its results of operations.

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

Events such as those listed above have resulted in operating losses in the past. Future events may cause shutdowns, which may result in additional downtime and/or cause additional damage to the Company’s facilities. Any such downtime or facility damage could prevent the Company from meeting customer demand for its products and/or require it to make unplanned capital expenditures. If one or more of these machines or facilities were to incur significant downtime, it may have a material adverse effect on the Company’s  results of operations and financial position.

The efficiency of our operations could be adversely affected by disruptions to our Information Technology (IT) Services.

The Company’s information technology systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. The protection of customers, employees and company data is critical to the Company’s business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, retaining certain personal information and providing other processes necessary to manage its business. The Company is exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, including protection of confidential or personal information, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. The Company’s IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-incidents. The Company cannot guarantee that its security efforts will prevent breaches or breakdowns to its IT systems or those of its third party providers. Potential consequences of a material cyber incident, which could result in confidential or personal information being accessed, obtained, damaged or used by unauthorized or improper persons, include damage to the Company’s reputation, litigation, inefficiencies or production downtimes and increased cyber security protection and remediation costs. Such consequences could have a negative impact on the Company’s ability to meet customers’ orders, resulting in a delay or decrease to its revenue and a reduction to its operating margins.

The Company could encounter difficulties restructuring operations or closing or disposing of facilities.

The Company is continuously seeking the most cost-effective means and structure to serve our customers and to respond to changes in our markets. Accordingly, from time to time, the Company has, and is likely to again close facilities, sell non-core assets and otherwise restructure operations in an effort to improve cost competitiveness and profitability. As a result, restructuring and divesture costs have been, and are expected to be, a recurring component of our operating costs, and may vary significantly from year to year depending on the scope of such activities. Divestures and restructuring may also result in significant financial charges for the impairment of assets, including goodwill and other intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold. In 2016, the Company’s results include a $26 million of unabsorbed fixed costs related to the fluff pulp conversion outage at its Ashdown mill. There is no guarantee that any such activities will achieve its goal, and if the Company cannot successfully manage the associated risks, its financial condition and results of operations could be adversely affected.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2016, the Company’s defined benefit plans had a surplus of $103 million on certain plans and a deficit of $141 million on others.

The Company does not expect any potential short-term liquidity issues to affect the pension funds since pension fund obligations are primarily long-term in nature. Losses in pension fund investments, if any, would result in future increased contributions by the Company. Additional contributions to these pension funds would be required to be paid over 5 year or 10 year periods, depending upon the applicable legislation for funding pension deficits. Losses, if any, would also impact  results of operations over a longer period of time and immediately increase liabilities and reduce equity.

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2016, the Company’s defined benefit pension plans held assets with a fair value of $1,546 million.

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

As a result of business acquisitions in the past years, mostly in the Personal Care segment, the Company carries on its balance sheet goodwill and intangible assets. Goodwill represents the excess of the purchase price of each of our acquisitions over the fair value of identifiable tangible and intangible assets of the acquired business. As of December 31, 2016, the Company’s balance sheet included goodwill of $550 million, all of which was attributable to our Personal Care segment, and intangible assets of $608 million, of which $337 million related to intangible assets subject to amortization and $271 million related to indefinite-lived intangible assets. The Company performs annual evaluations or more frequently if impairment indicators arise, for potential impairment of the carrying value of goodwill for each of its reporting units and of its intangible assets.

Impairment assessments inherently involve management judgment as to the assumptions used to estimate fair value of the reporting units or intangible asset being tested. Changes in assumptions or estimates can materially affect the determination of fair value. The major factors that influence the analysis of fair value are the Company's estimates for above-market future sales growth, driven by significant capital investments in new production lines, and the discount rate associated with the reporting unit or asset being tested.  In connection with the Company's annual impairment testing performed in 2016, the first step of such testing indicated that the fair values of our reporting unit and indefinite-lived intangible assets exceeded its carrying amount. The estimated fair value of the Personal Care reporting unit exceeded its carrying value by 24%. If assumed significant revenue growth is not achieved in future periods and/or there is an increase to the rate used to discount the estimated cash flows, there is the potential for partial or full goodwill impairment related to the reporting unit and/or related indefinite-lived intangible assets. As of December 31, 2016, the goodwill balance attributable to the Personal Care reporting unit was $550 million and the carrying value of related intangible assets for Personal Care was $593 million. If we are required to impair all or a significant amount of the goodwill attributable to the Personal Care reporting unit, and/or the carrying value of related intangible assets, and consequently record a non-cash impairment charge, the Company’s results of operations and financial condition could be adversely affected.

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

Forestlands

We manage approximately 4 million acres of forestlands that are directly licensed or owned by Domtar in Canada, through efficient management and the application of certified sustainable forest management practices. We also have access to fiber from an additional 22 million acres of public forestlands in Canada that are licensed and managed by third parties. We believe that these forestlands will provide a continuous supply of wood for future needs.

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

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Kingsport, Tennessee

Marlboro (Bennettsville), South Carolina

Converting and Distribution – Onsite

Ashdown, Arkansas

Rothschild, Wisconsin

Windsor, Quebec

Converting and Forms Manufacturing

Addison, Illinois

Brownsville, Tennessee

Dallas, Texas

DuBois, Pennsylvania

Griffin, Georgia

Owensboro, Kentucky

Ridgefields, Tennessee

Rock Hill, South Carolina

Tatum, South Carolina

Washington Court House, Ohio

Local Distribution Centers

Atlanta, Georgia

Birmingham, Alabama

Buffalo, New York

Cincinnati, Ohio

Cleveland, Ohio

Cumberland, Rhode Island

Denver, Colorado

Des Moines, Iowa

Houston, Texas

Indianapolis, Indiana

Jackson, Mississippi

Kansas City, Kansas

Louisville, Kentucky

Memphis, Tennessee

Minneapolis, Minnesota

Nashville, Tennessee

Omaha, Nebraska

Phoenix, Arizona

Pittsburgh, Pennsylvania

Plain City, Ohio

Richmond, Virginia

Salt Lake City, Utah

San Antonio, Texas

San Lorenzo, California

St. Louis, Missouri

Vancouver, Washington

Walton, Kentucky

Wayland, Michigan

Wayne, Michigan

Regional Replenishment Centers – United States

Mira Loma, California

Jacksonville, Florida

Chicago, Illinois

Delran, New Jersey

Charlotte, North Carolina

Dallas, Texas

Seattle, Washington

Regional Replenishment Centers  – Canada

Richmond, Quebec

Toronto, Ontario

Winnipeg, Manitoba

Representative Office – International

Hong Kong, China

Ariva – Canada

Ottawa, Ontario

Toronto, Ontario

Montreal, Quebec

Quebec City, Quebec

Halifax, Nova Scotia

Mount Pearl, Newfoundland and Labrador

Personal Care

Division Headquarters

Raleigh, North Carolina

Personal Care – Manufacturing and Distribution

NORTH AMERICA

Delaware, Ohio

Greenville, North Carolina

Waco, Texas

EAM Corporation

Jesup, Georgia

EUROPE

Aneby, Sweden

Toledo, Spain

Personal Care –

Sales offices

Antrim, Northern Ireland

Daytona Beach, Florida

Emmerloord, The Netherlands

Keebergen, Belgium

Olivette, Missouri

Oslo, Norway

Pasching, Austria

Linz, Austria

Lisbon, Portugal

Madrid, Spain

Pusignan, FranceRheinfelden, Switzerland

Schwalbach am Taunus, Germany

Stockholm, Sweden

Texarkana, Arkansas

Wakefield, United Kingdom

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

For a discussion of commitments, legal proceedings and related contingencies, refer to Item 8, Financial Statements and Supplementary Data under Note 22 “Commitments and Contingencies” for more details.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS”. The following table sets forth the price ranges of our common stock during 2016 and 2015.

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2016 Quarter
First	40.50	30.43	40.50	52.57	42.41	52.57
Second	42.68	33.70	35.01	54.85	43.91	45.21
Third	39.53	33.24	37.13	52.13	43.32	48.69
Fourth	41.59	34.25	39.03	54.86	45.62	52.41
Year	42.68	30.43	39.03	54.86	42.41	52.41
2015 Quarter
First	46.86	36.75	46.22	59.49	44.24	58.48
Second	45.79	41.40	41.40	57.12	51.48	51.75
Third	42.21	35.49	35.75	54.40	47.55	47.73
Fourth	42.10	35.87	36.95	55.87	47.54	51.17
Year	46.86	35.49	36.95	59.49	44.24	51.17

HOLDERS

At December 31, 2016, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 20,100.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

During 2016, the Company declared one quarterly dividend of $0.40 per share and three quarterly dividends of $0.415 per share, to holders of our common stock. The total dividends of approximately of $25 million, $26 million, $26 million and $26 million were paid on April 15, 2016, July 15, 2016, October 17, 2016 and January 17 2017, respectively, to shareholders of record as of April 4, 2016, July 5, 2016, October 3, 2016 and January 3, 2017, respectively.

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

On February 21, 2017, our Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of our common stock. This dividend is to be paid on April 17, 2017 to shareholders of record on April 3, 2017.

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

During 2016, the Company repurchased 304,915 shares (2015 – 1,210,932; 2014 – 996,967 shares) at an average price of $32.21 (2015 – $41.40; 2014 – $38.59) for a total cost of $10 million (2015 – $50 million, 2014 – $38 million).

Since the inception of the Program, the Company repurchased 24,853,827 shares at an average price of $39.33 for a total cost of $977 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

Share repurchase activity under our share repurchase program was as follows during the year ended December 31, 2016:

				(d) Approximate
			(c) Total Number	Dollar Value of
			of Shares	Shares that May
			Purchased as	Yet be Purchased
	(a) Total Number	(b) Average	Part of Publicly	under the Plans
	of Shares	Price Paid	Announced Plans	or Programs
Period	Purchased	per Share	or Programs	(in 000s)
January 1 through March 31, 2016	304,915	$32.21	304,915	$322,572
April 1 through June 30, 2016	—	$—	—	$322,572
July 1 through September 30, 2016	—	$—	—	$322,572
October 1 through October 31, 2016	—	$—	—	$322,572
November 1 through November 30, 2016	—	$—	—	$322,572
December 1 through December 31, 2016	—	$—	—	$322,572
	304,915	$32.21	304,915

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on December 31, 2011 with a $100 investment in an equally-weighted portfolio of a peer group(1), and a $100 investment in the S&P 400 MidCap Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

(1)

On May 18, 2007, the Human Resources Committee of the Board of Directors established performance measures as part of the Performance Conditioned Restricted Stock Units (“PCRSUs”) Agreement including the achievement of a total shareholder return compared to a peer group. The 2016 peer group includes: Sonoco Products Company, Glatfelter Corporation, International Paper Co., Kimberly-Clark Corporation, Packaging Corp. of America, Resolute Forest Products Inc., Neenah Paper, Inc., UPM-Kymmene Corp., SCA and Stora Enso Oyj.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth selected historical financial data of the Company for the periods and as of the dates indicated. The selected financial data as of and for the fiscal years then ended have been derived from the audited financial statements of Domtar Corporation.

The following table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$5,098	$5,264	$5,563	$5,391	$5,482
Closure and restructuring costs and impairment of property, plant and equipment and intangible assets	61	81	32	40	44
Depreciation and amortization	348	359	384	376	385
Operating income	223	288	364	161	367
Net earnings	128	142	431	91	172
Net earnings per common share - basic [1]	$2.04	$2.24	$6.65	$1.37	$2.39
Net earnings per common share - diluted[1]	$2.04	$2.24	$6.64	$1.36	$2.39
Cash dividends paid per common and exchangeable share [1]	$1.63	$1.58	$1.30	$1.00	$0.80
Balance Sheet Data:
Cash and cash equivalents	$125	$126	$174	$655	$661
Net property, plant and equipment	2,825	2,835	3,131	3,289	3,401
Total assets	5,680	5,654	6,175	6,267	6,114
Long-term debt due within one year	63	41	169	4	79
Long-term debt	1,218	1,210	1,171	1,499	1,119
Total shareholders' equity	2,676	2,652	2,890	2,782	2,877

[1]	Earnings per common share and cash dividends paid per common and exchangeable share have been adjusted on a post-split basis.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Domtar Corporation’s audited consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the twelve months period ended December 31, 2016, 2015 and 2014. The twelve month periods are also referred to as 2016, 2015 and 2014. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

This MD&A of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	2016 Highlights
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources
•	Recent Accounting Pronouncements and Critical Accounting Estimates and Policies

OVERVIEW

We have two reportable segments as described below, which also represent our two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of our reportable segments.

Pulp and Paper: Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood pulp.

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

2016 HIGHLIGHTS

•	Operating income and net earnings decreased by 23% and 10%, respectively from 2015
•	Sales decreased by 3% from 2015. Net average selling prices for pulp and paper were down from 2015. Our manufactured paper volumes were down while our pulp volumes were up when compared to 2015
•	Acquisition of Home Delivery Incontinent Supplies Co. (“HDIS”) on October 1, 2016
•

Recognition of closure and restructuring costs of $32 million, of which $26 million is related to the conversion of a paper machine at our Ashdown mill to a high quality fluff pulp line and $5 million is related to our plan to optimize fluff pulp manufacturing at our Plymouth mill

•	Recognition of accelerated depreciation of $29 million related to the conversion of a paper machine at our Ashdown mill to a high quality fluff pulp line
•	We repurchased $10 million of our common stock and paid $102 million in dividends

	Twelve months ended
	December 31,	December 31,	December 31,	Variance 2016 vs. 2015		Variance 2015 vs. 2014
FINANCIAL HIGHLIGHTS	2016	2015	2014	$	%	$	%
(In millions of dollars, unless otherwise noted)
Sales	$5,098	$5,264	$5,563	$(166)	-3%	$(299)	-5%
Operating income	223	288	364	(65)	-23%	(76)	-21%
Net earnings	128	142	431	(14)	-10%	(289)	-67%
Net earnings per common share (in dollars)[1] :
Basic	$2.04	$2.24	$6.65	$(0.20)		$(4.41)
Diluted	$2.04	$2.24	$6.64	$(0.20)		$(4.40)

	At December 31,	At December 31,
	2016	2015
Total assets	$5,680	$5,654
Total long-term debt, including current portion	$1,281	$1,251

[1]	See Item 8, Financial Statements and Supplementary Date under Note 6 "Earnings per Common Share" for more information on the calculation of net earnings per common share.

OUTLOOK

In 2017, we expect our paper shipments to be in-line with market demand, while pulp shipments should be higher due to the conversion of a paper machine to a fluff pulp line. We anticipate some volatility in softwood and fluff pulp markets due to the strong U.S. dollar and new capacity additions. Costs, including freight, labor and raw materials, are expected to marginally increase. In Personal Care, investments in advertising and promotion in addition to new customer wins should drive higher sales.

CONSOLIDATED RESULTS OF OPERATIONS

This section presents a discussion and analysis of our 2016, 2015 and 2014 net sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Twelve months ended
	December 31,	December 31,	December 31,	Variance 2016 vs. 2015		Variance 2015 vs. 2014
	2016	2015	2014	$	%	$	%
Pulp and Paper	$4,239	$4,458	$4,674	(219)	-5%	(216)	-5%
Personal Care	917	869	928	48	6%	(59)	-6%
Total for reportable segments	5,156	5,327	5,602	(171)	-3%	(275)	-5%
Intersegment sales	(58)	(63)	(39)	5		(24)
Consolidated	5,098	5,264	5,563	(166)	-3%	(299)	-5%
Shipments
Paper - Manufactured (in thousands of ST)	3,021	3,163	3,148	(142)	-4%	15	-%
Communication Papers	2,522	2,639	2,637	(117)	-4%	2	-%
Specialty and Packaging	499	524	511	(25)	-5%	13	3%
Paper - sourced from third parties
(in thousands of ST)	123	127	170	(4)	-3%	(43)	-25%
Paper - total (in thousands of ST)	3,144	3,290	3,318	(146)	-4%	(28)	-1%
Pulp (in thousands of ADMT)	1,513	1,414	1,391	99	7%	23	2%

ANALYSIS OF CHANGES IN SALES
	2016 vs. 2015					2015 vs. 2014
	% Change in Net Sales due to					% Change in Net Sales due to
		Volume /					Volume /
	Net Price	Mix		Currency	Total	Net Price	Mix	Currency	Total
Pulp and Paper	-3%	-2%		—%	-5%	-5%	—%	—%	-5%
Personal Care	-3%	9%	(a)	—%	6%	-1%	4%	-9%	-6%
Consolidated sales	-3%	—%		—%	-3%	-4%	—%	-1%	-5%

Commentary:

(a)	Include sales of HDIS since October 1, 2016.

ANALYSIS OF OPERATING INCOME (LOSS)
By Business Segment	Twelve months ended
	December 31,	December 31,	December 31,	2016 vs. 2015 Variance		2015 vs. 2014 Variance
	2016	2015	2014	$	%	$	%
Operating income (loss)
Pulp and Paper	217	270	352	(53)	-20%	(82)	(23)%
Personal Care	57	61	49	(4)	-7%	12	24%
Corporate	(51)	(43)	(37)	(8)	19%	(6)	16%
Consolidated operating income	223	288	364	(65)	-23%	(76)	(21)%

2016 VS. 2015
	$ Change in Segmented Operating Income due to
	Volume/			Operating (c)		Depreciation/		Other Income/
	Mix	Net Price	Input Costs (b)	Expenses	Currency	Impairment (d)	Restructuring (e)	Expense (f)	Total
Pulp and Paper	(30)	(135)	44	6	44	59	(28)	(13)	(53)
Personal Care	5 (a)	(25)	30	(10)	(5)	(2)	—	3	(4)
Corporate	—	—	—	(9)	—	—	—	1	(8)
Consolidated operating income (loss)	(25)	(160)	74	(13)	39	57	(28)	(9)	(65)

Commentary:

(a)	Include results of HDIS since October 1, 2016.
(b)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.
(c)	Includes maintenance, freight costs, SG&A expenses and other costs.
(d)

In 2016, we recorded $29 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, compared to $77 million recorded in 2015. Depreciation charges were lower by $9 million in 2016, excluding foreign currency impact.

(e)

2016 restructuring charges relate mostly to:	2015 restructuring charges relate mostly to:

-Fluff conversion related charges at Ashdown

   ($26 million)

-Plymouth optimization charges ($5 million)

-Severance and termination costs ($4 million)

-Credit related to pension settlement and withdrawal

liabilities ($3 million)

-Fluff conversion related charges at Ashdown ($3 million) -Termination costs at Attends Healthcare Limited (“Attends Europe”) ($1 million)

(f)

2016 operating expenses/income includes:	2015 operating expenses/income includes:
- Foreign exchange loss ($6 million) - Environmental provision ($2 million) - Other income ($4 million)	- Net gain on sale of property, plant & equipment ($15 million) - Environmental provision ($4 million) - Foreign exchange gain ($3 million) - Bad debt expense ($5 million) - Other expense ($4 million)

Interest Expense, net

We incurred $66 million of net interest expense in 2016, a decrease of $66 million compared to net interest expense of $132 million in 2015. This decrease was mostly due to a premium of $42 million paid in August 2015 on the partial repayment of the 9.5% Notes due 2016 and on the 10.75% Notes due 2017 as well as a decrease in interest expense on these Notes as a result of the partial repayment. In addition, interest expense also decreased due to the repayment at maturity of the 7.125% Notes due in August 2015 as well as the maturity of the 9.5% Notes in August 2016. This decrease was partially offset by interest expense related to the borrowing under the Term Loan Agreement drawn down in the third quarter of 2015.

Income Taxes

For 2016, our income tax expense was $29 million compared to a tax expense of $14 million in 2015, which yields an effective tax rate of 18% and 9% for 2016 and 2015, respectively.

During 2016, we recorded $18 million of tax credits, mainly research and experimentation credits, which significantly impacted the effective tax rate. The effective tax rate for 2016 was also significantly impacted by our foreign operations being taxed at lower statutory tax rates.

During 2015, we recorded $16 million of tax credits, mainly research and experimentation credits, which significantly impacted the effective tax rate. Additionally, the effective tax rate for 2015 was also positively impacted by the manufacturing deduction in the U.S., enacted law changes in various U.S. states, and the impact of our foreign operations being taxed at lower statutory tax rates.

Valuation Allowances

In 2016, we recorded a net valuation allowance reversal of $1 million related to certain foreign loss carryforwards, which impacted the effective tax rate for the year. In 2015, we also recorded a net valuation reversal of $1 million, mainly related to foreign loss carryforwards, which impacted the effective tax rate for the year.

2015 VS. 2014
	$ Change in Segmented Operating Income due to
	Volume/			Operating (b)		Depreciation/		Other Income/
	Mix	Net Price	Input Costs (a)	Expenses	Currency	Impairment (c)	Restructuring (d)	Expense (e)	Total
Pulp and Paper	5	(211)	44	23	100	(61)	24	(6)	(82)
Personal Care	12	(11)	36	(10)	(12)	(3)	—	—	12
Corporate	—	—	—	5	7	—	—	(18)	(6)
Consolidated operating income (loss)	17	(222)	80	18	95	(64)	24	(24)	(76)

Commentary:

(a)	Includes raw materials (such as: fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

In 2015, we recorded $77 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill. In 2014, we recorded $4 million of accelerated depreciation related to the conversion of a paper machine to a pulp line at Ashdown in the fourth quarter of 2014.

(d)
2015 restructuring charges related mostly to:	2014 restructuring charges related mostly to:

-Fluff conversion related charges at Ashdown ($3 million) -Termination costs at Attends Healthcare Limited (“Attends Europe”) ($1 million)

-Ottawa pension settlement ($19 million)

-Fluff conversion related charges at Ashdown ($3 million)

-Indianapolis Forms / Converting center ($3 million)

-Termination costs at AHP ($1 million)

-Other closure and restructuring costs ($2 million)

(e)

2015 operating expenses/income includes:	2014 operating expenses/income includes:
- Net gain on sale of property, plant & equipment ($15 million) - Environmental provision ($4 million) - Foreign exchange gain ($3 million) - Bad debt expense ($5 million) - Other expense ($4 million)

- Recognition of Alternative fuel tax credits (“AFTC”) ($18 million)

- Bad debt expense ($2 million)

- Environmental provision ($1 million)

- Foreign exchange gain ($1 million)

- Proceeds from insurance claims on machinery and

  equipment ($11 million)

-Other income ($2 million)

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

Income Taxes

For 2015, our income tax expense was $14 million compared to a tax benefit of $170 million in 2014, which approximated an effective tax rate of 9% and -65% for 2015 and 2014, respectively.

During 2015, we recorded $16 million of tax credits, mainly research and experimentation credits, which significantly impacted the effective tax rate. Additionally, the effective tax rate for 2015 was also positively impacted by the manufacturing deduction in the U.S., enacted law changes in various U.S. states, and the impact of our foreign operations being taxed at lower statutory tax rates.

In 2014, the Internal Revenue Service (“IRS”) completed its ongoing U.S. federal income tax audit for tax years 2009, 2010, and 2011, and we filed related amended state tax returns. The net impact of the audit resolution resulted in a tax benefit of $207 million for 2014, which impacted the effective tax rate. This benefit consisted primarily of the recognition of previously unrecognized tax benefits of $200 million and additional U.S. manufacturing deductions of $7 million. The effective tax rate was also positively impacted by the recognition of $18 million of AFTC with no related tax expense. Also during 2014, we recorded $18 million of tax credits, mainly research and experimentation credits pertaining to current and prior years. The effective tax rate for 2014 was also impacted by an enacted tax rate decrease in Spain, tax losses related to functional currency differences and the impact of our foreign operations being taxed at lower statutory tax rates.

Valuation Allowances

In 2015, we recorded a net valuation allowance reversal of $1 million related to certain foreign loss carryforwards, which impacted the effective tax rate for the year. In 2014, we recorded a net valuation allowance of $7 million, mainly related to foreign loss carryforwards, which impacted the effective tax rate for the year.

SEGMENT REVIEW

Pulp and Paper

Sales in our Pulp and Paper segment decreased by $219 million, or 5% when compared to sales in 2015. This decrease in sales is mostly due to a 3% decrease in net average selling prices for pulp and paper as well as a decrease in our paper sales volumes, partially offset by an increase in our pulp sales volumes of approximately 2%.

Operating income in our Pulp and Paper segment amounted to $217 million in 2016, a decrease of $53 million, when compared to operating income of $270 million in 2015. Our results were negatively impacted by:

•	Lower average selling prices for paper and pulp ($135 million)
•	Lower volume and mix ($30 million) mostly related to lower volume of paper partially offset by higher volume of pulp
•

Higher restructuring costs mostly related to the conversion at Ashdown described above and the closure of a pulp dryer and idling of related assets at our Plymouth mill, related to our plan to optimize fluff pulp manufacturing ($28 million)

•	Higher other income/expense ($13 million) mostly due to net gain on sale of property, plant and equipment in 2015

These decreases were partially offset by:

•

Lower depreciation charges ($59 million) due to lower accelerated depreciation related to our 2014 decision to convert a paper machine at our Ashdown facility to a high quality fluff pulp line and lower depreciation expenses due to certain assets reaching the end of their useful lives

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($44 million)
•	Lower input costs ($44 million) mostly related to lower fiber and energy costs due to improved market and weather conditions
•

Lower operating expenses ($6 million) mostly related to lower freight costs due to favorable global economic factors including excess vessel capacity, carrier consolidation and lower oil prices as well as lower maintenance costs due to timing of major maintenance when compared to 2015 and reduced scope of outages and cost control measures, partially offset by lower productivity

Sales in 2015 in our Pulp and Paper segment decreased by $216 million, or 5% when compared to sales in 2014. This decrease in sales is mostly due to a 5% decrease in net average selling prices for pulp and paper. Total sales volume and foreign exchange were flat when compared to 2014.

Operating income in 2015 in our Pulp and Paper segment amounted to $270 million, a decrease of $82 million, when compared to operating income of $352 million in 2014. Our results were negatively impacted by:

•	Lower average selling prices for paper and pulp ($211 million)
•

Higher depreciation charges ($61 million) due to higher accelerated depreciation related to our 2014 decision to convert a paper machine at our Ashdown facility to a high quality fluff pulp line, partially offset by lower depreciation expenses due to certain assets reaching the end of their useful lives

•

Lower other income/expense ($6 million) due to proceeds from insurance claims on machinery and equipment in 2014, increase in bad debt expense as well as other expenses, partially offset by net gain on property, plant and equipment in 2015

These decreases were partially offset by:

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($100 million)
•

Lower input costs ($44 million) mostly related to lower energy costs due to extreme cold weather in 2014 and chemical costs in part due to favorable prices, partially offset by higher fiber costs due to wet weather in the southern U.S. region in the first half of 2015

•	Lower restructuring costs mostly due to the Ottawa pension settlement in 2014
•

Lower operating expenses ($23 million) mostly related to lower freight costs due to the 2014 strike at the port of Vancouver and disruption in the Canadian rail service also in 2014 and lower maintenance costs due to timing of major maintenance as well as additional repairs and extended scope of outages in 2014

•	Lower volume and mix ($5 million) mostly related to higher volume of pulp partially offset by lower volume of paper

Personal Care

Sales in 2016  in our Personal Care segment increased by $48 million, or 6% when compared to sales in 2015. This increase in sales is driven by higher sales volume and mix of approximately 9% including sales of HDIS since October 1, 2016. This increase was partially offset by lower selling prices of approximately 3% while foreign exchange was flat when compared to 2015.

Operating income decreased by $4 million or 7% in 2016 compared to 2015. Our results were negatively impacted by:

•	Unfavorable average net selling prices ($25 million)

•

Higher operating expenses ($10 million) mostly related to higher selling, general and administrative expenses as well as higher salaries and wages due to additional labor, salary increases and an increase in advertising expense

•	Unfavorable foreign exchange impact, net of our hedging program ($5 million)
•	Increased depreciation charges ($2 million)

These decreases were partially offset by the following:

•	Lower input costs ($30 million) mostly due to a decrease in price of super absorbent polymers, fluff pulp and non-woven as well as insourcing initiatives
•	Higher sales volume and mix ($5 million)
•	Favorable other income/expense ($3 million) mostly due to foreign exchange gain on working capital

Sales in 2015 in our Personal Care segment decreased by $59 million, or 6% when compared to sales in 2014. This decrease in sales is driven by unfavorable foreign currency rates of approximately 9%, due to the fluctuation between the U.S. dollar and the Euro and lower selling prices, partially offset by higher sales volume and mix of approximately 4%.

Operating income increased by $12 million or 24% in 2015 compared to 2014. Our results were positively impacted by:

•	Lower input costs ($36 million) mostly due to a decrease in price of super absorbent polymers, non-woven and fluff pulp as well as insourcing initiatives
•	Higher sales volume and mix ($12 million)

These increases were partially offset by the following:

•	Unfavorable foreign exchange mostly between the U.S. dollar and the Euro, net of our hedging program ($12 million)
•	Unfavorable average net selling prices ($11 million)
•	Higher operating expenses ($10 million) mostly due higher selling, general and administrative expenses as well as higher salaries and wages due to additional labor for newly installed capacity
•	Higher depreciation charges ($3 million)

STOCK-BASED COMPENSATION EXPENSE

Under the Omnibus Incentive Plan, we may award to key employees and non-employee directors at the discretion of the Human Resources Committee of the Board of Directors, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance-conditioned restricted stock units, performance share units, deferred share units (“DSUs”) and other stock-based awards. The non-employee directors only receive DSUs. We generally grant awards annually and use, when available, treasury stock to fulfill awards settled in common stock and options exercises.

For the year ended December 31, 2016, stock-based compensation expense recognized in our results of operations was $16 million (2015– $10 million; 2014 – $9 million) for all outstanding awards. Stock-based compensation expense not yet recognized amounted to $17 million (2015 – $16 million; 2014 – $14 million) and will be recognized over the remaining service period of approximately 26 months. The aggregate value of liability awards settled in 2016 was $4 million (2015 – $4 million; 2014 – $12 million). The total fair value of equity awards settled in 2016 was $2 million, representing the fair value at the time of settlement. The fair value at the grant date for these settled equity awards was $3 million. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $650 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $32 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

A portion of our cash is held outside the U.S. by foreign subsidiaries. The earnings of the foreign subsidiaries, which reflect full provision for local income taxes, are indefinitely reinvested in foreign operations. We do not intend on repatriating these funds and no provision is made for income taxes that would be payable upon the distribution of earnings from foreign subsidiaries as computation of these amounts is not practical.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of fiber, energy and raw materials and other expenses such as income tax and property taxes.

Cash flows provided from operating activities totaled $465 million in 2016, a $12 million increase compared to cash flows provided from operating activities of $453 million in 2015. This increase in cash flows provided from operating activities is primarily due to a decrease in working capital requirements in 2016 when compared to 2015 as a result of inventory draw down and cash collection on accounts receivable, partially offset by lower profitability. We made income tax payments, net of refunds, of $40 million in 2016 compared to income tax payments, net of refunds of $34 million in 2015. We paid $21 million of employer pension and other post-retirement contribution in excess of pension and other post-retirement expense in 2016, compared to $1 million in 2015. We paid debt refinancing costs of $42 million in 2015.

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

In 2014, we experienced a decrease in working capital requirements, in part due to cash received of $34 million due to the impact of the Spanish government supplier payment plan on past due receivables.

Investing Activities

Cash flows used for investing activities in 2016 amounted to $391 million, a $147 million increase compared to cash flows used for investing activities of $244 million in 2015.

The use of cash in 2016 was attributable to additions to property, plant and equipment of $347 million as well as the acquisition of HDIS in the fourth quarter of 2016 for $45 million. This was partially offset by the proceeds from disposal of property, plant and equipment of $1 million.

The use of cash in 2015 was attributable to additions to property, plant and equipment of $289 million, partially offset by the proceeds from disposal of property, plant and equipment of $36 million. In addition, during the year, we sold $9 million of Asset-backed notes.

Our annual capital expenditures for 2017 are expected to be between $210 million and $230 million.

Cash flows used for investing activities in 2015 amounted to $244 million, a $542 million decrease compared to cash flows used for investing activities of $786 million in 2014.

The use of cash in 2014 was attributable to the acquisition of Indas of $546 million (€399 million), additions to property, plant and equipment of $236 million and the repurchase of Asset-backed notes from one of our pension plan ($10 million). These items were partially offset by the sale of Asset-backed notes of $5 million in 2014.

Financing Activities

Cash flows used for financing activities totaled $73 million in 2016 compared to cash flows used for financing activities of $249 million in 2015.

The use of cash in 2016 was primarily the result of dividend payments ($102 million) and the repurchase of our common stock ($10 million). This was partially offset by the net proceeds from borrowings under our credit facilities (revolver and receivable securitization) ($30 million) and an increase in our bank indebtedness ($12 million).

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

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,168  million as of December 31, 2016 compared to $1,125 million as of December 31, 2015.

Note Redemptions and Repayment

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

The above-noted redemptions and repayment of notes during 2015, were funded through a combination of cash on hand, borrowings under our credit facilities and proceeds from a new $300 million 10 year term loan agreement with a syndicate of bank lenders.

Term Loan

In the third quarter of 2015, a wholly owned subsidiary of Domtar borrowed $300 million under an unsecured 10 year Term Loan Agreement that matures on July 20, 2025, with certain domestic banks. The facility was fully drawn down on August 19, 2015. The Company and certain significant domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Term Loan Agreement. On August 18, 2016, Domtar entered into an amendment to its Term Loan Agreement, pursuant to which, among other things, certain insignificant subsidiaries were released from their guarantees of the borrower’s obligations under the Term Loan Agreement.

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2016, we were in compliance with these financial covenants.

Revolving Credit Facility

In August 2016, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with certain domestic and foreign banks, increasing the amount available from $600 million to $700 million. The amendment also extended the Credit Agreement’s maturity date from October 3, 2019 to August 18, 2021. The amendment also allows certain foreign subsidiaries to be borrowers under the facility. The maturity date of the facility may be extended by one year and the lender commitments may be increased by up to $400 million, subject to lender approval and customary requirements.

Borrowings by the Company under the Credit Agreement are guaranteed by our significant domestic subsidiaries. Borrowings by foreign borrowers under the Credit Agreement are guaranteed by the Company, our significant domestic subsidiaries and certain of our foreign significant subsidiaries. The amendment allowed certain insignificant domestic subsidiaries that were previously guarantors, to be released from their guarantees of any obligations under the credit facility.

Borrowings under the Credit Agreement bear interest at LIBOR, EURIBOR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to our credit rating. In addition, we pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At December 31, 2016, we were in compliance with these financial covenants, and $50 million was borrowed (December 31, 2015 – $50 million). At December 31, 2016, we had no outstanding letters of credit (December 31, 2015 – nil). At December 31, 2016, we had $650 million unused and available.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At December 31, 2016, borrowings under the receivables securitization facility amounted to $70 million and $48 million of letters of credit under the program (December 31, 2015 – nil and $38 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At December 31, 2016, we had $32 million unused and available under the accounts receivable securitization facility.

Common Stock

On April 30, 2014, our Board of Directors approved a 2-for-1 split of our common stock to be effected through a stock dividend. Shareholders of record on June 10, 2014 received one additional share for every share they owned on that date. As a result of the stock split, total shares of our common stock outstanding increased from approximately 32.5 million to 65 million.

During 2016, we declared one quarterly dividend of $0.40 per share and three quarterly dividends of $0.415 per share, to holders of our common stock. The total dividends of approximately of $25 million, $26 million, $26 million and $26 million were paid on April 15, 2016, July 15, 2016, October 17, 2016 and January 17, 2017, respectively, to shareholders of record as of April 4, 2016, July 5, 2016, October 3, 2016 and January 3, 2017, respectively.

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

On February 21, 2017, our Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of our common stock. This dividend is to be paid on April 17, 2017 to shareholders of record on April 3, 2017.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2016, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2016, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2016:

CONTRACT TYPE	2017	2018	2019	2020	2021	THEREAFTER	TOTAL
(in millions of dollars)
Long-term debt	$63	—	70	—	50	$1,100	$1,283
Capital leases (including interest)	1	1	1	1	1	6	11
Operating leases	25	23	18	16	13	38	133
Total obligations	$89	$24	$89	$17	$64	$1,144	1,427

COMMITMENT TYPE	2017	2018	2019	2020	2021	THEREAFTER	TOTAL
(in millions of dollars)
Other commercial commitments (1)	$87	$8	$5	3	2	1	$106

(1)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum total amount of $13 million to the pension plans in 2017 and a minimum total amount of $4 million in 2017 to the other post-retirement benefits plans.

For 2017 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Item 8, Financial Statements and Supplementary Data under Note 2 “Recent Accounting Pronouncements”.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our principal accounting policies are described in Item 8, Financial Statements and Supplementary Data under Note 1 “Summary of Significant Accounting Policies”. Notes referenced in this section are included in Item 8, Financial Statements and Supplementary Data.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, impairment and useful lives of long-lived assets, closure and restructuring costs, goodwill and intangible assets impairment, pension and other post-retirement benefit plans, income taxes, business combinations and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others as set forth in Note 1 “Summary of Significant Accounting Policies”, should be reviewed as they are essential to understanding our results of operations, cash flows and financial position. Actual results could differ from those estimates.

Environmental Matters and Asset Retirement Obligations

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

The most significant environmental provision is related to the Seaspan action. As at December 31, 2016, the provision for Seaspan did not change from December 31, 2015. The provision estimates are based on an awarded contract to implement the remediation plan approved by the relevant government authorities. Additional information regarding Seaspan and other environmental matters is available in Note 22 “Commitments and Contingencies”.

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

Asset retirement obligations are mainly associated with landfill operation and closure and bark pile management. We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. The fair value is based on the expected cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. Probabilities are applied to each of the cash flow scenarios to arrive at an expected cash flow. The estimated cash flows are then discounted using a credit adjusted risk-free interest rate in combination with business-specific and other relevant risks to discount the cash flow. The rates used vary between 5.5% and 12.0%.

Cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort. If unavailable, assumptions are based on internal experts, third-party engineers’ studies and historical experience in remediation work. As at December 31, 2016, we had an asset retirement obligation provision of $16 million for 13 locations ($16 million in 2015 for 13 locations).

At December 31, 2016, we had a provision of $50 million for environmental matters and other asset retirement obligations (2015 – $52 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.

Impairment of Property Plant and Equipment and Definite-Lived Intangible Assets

Property, plant and equipment and definite-lived intangible assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the assets exceeds their estimated undiscounted future cash flows in order to assess if the property, plant and equipment and definite-lived intangible assets are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets, a Step II impairment test must be carried out to determine the impairment charge. In Step II, the assets are written down to their estimated fair values. Given that there is generally no readily available quoted value for our property, plant and equipment and definite-lived intangible assets, we determine fair value of our assets based on the present value of estimated future cash flows expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The fair value estimate in Step II is based on the undiscounted cash flows used in Step I.

Estimates of undiscounted future cash flows used to test the recoverability of the property, plant and equipment and definite-lived intangible assets includes key assumptions related to selling prices, inflation-adjusted cost projections, forecasted exchange rates (when applicable) and estimated useful life. Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

In the fourth quarter of 2014, we announced the conversion of a paper machine at our Ashdown, Arkansas facility to a high quality fluff pulp line. As a result, we recognized $29 million of accelerated depreciation in 2016 ($77 million in 2015).

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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. In 2016, we recorded depreciation and amortization expense of $348 million compared to $359 million and $384 million in 2015 and 2014, respectively. At December 31, 2016, we had property, plant and equipment with a net book value of $2,825 million ($2,835 million in 2015) and definite-lived intangible assets, net of amortization of $337 million ($339 million in 2015).

Closure and Restructuring Costs

Closure and restructuring costs are recognized as liabilities in the period when they are incurred and are measured at their fair value. For such recognition to occur, management, with the appropriate level of authority, must have approved and committed to a firm plan and appropriate communication to those affected must have occurred. These provisions may require an estimation of costs such as severance and termination benefits, pension and related curtailments, environmental remediation and may also include expenses related to demolition and outplacement. Actions taken may also require an evaluation of any remaining assets to determine required impairments, if any, and a review of estimated remaining useful lives which may lead to accelerated depreciation expense.

Estimates of cash flows and fair value relating to closures and restructuring require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2016. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

In 2016, in connection with our plan to optimize fluff pulp manufacturing at the Plymouth, North Carolina mill, we recognized $5 million of severance and termination costs.

Due to the conversion of the paper machine at our Ashdown, Arkansas mill, we recognized $26 million of costs related to the fluff pulp conversion outage. In the fourth quarter of 2016, as a result of a revision in our estimated withdrawal liability for U.S. multiemployer plans, we recorded a credit to earnings of $4 million in Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Additional information can be found under Note 16 “Closure and Restructuring Costs and Liability”.

Goodwill Impairment Assessment

All goodwill resides in our Personal Care reporting segment. As of December 31, 2016, we had $550 million of goodwill ($539 million as of December 31, 2015). For further details on goodwill, refer to Note 3 “Acquisition of Businesses” and Note 12 “Goodwill”.

For purposes of impairment testing, goodwill must be assigned to one or more reporting units. In light of the increased integration amongst our acquired businesses, we reviewed and assessed the different components of our Personal Care segment in order to determine our reporting units for goodwill impairment. We concluded that all the components of the Personal Care segment share similar economic characteristics and should be aggregated. Thus goodwill impairment testing was done under one reporting unit.

Goodwill is evaluated for impairment at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. Goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. The impairment evaluation is done in a two-step approach.

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. In performing the qualitative assessment, we identify the relevant drivers of fair value of the reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value and assess their impact on the fair value of the reporting unit. To carry out the qualitative assessment, we consider elements such as the results of recent fair value assessments, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting the Company and the business. The identification and impact assessment of events and circumstances on the fair value involves significant judgment and assumptions. If a qualitative assessment is performed and after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then we perform Step 1 of the two-step impairment test. We can also elect to bypass the qualitative assessment and proceed directly to Step 1 of the impairment test.

The first step is to determine if the fair value of a reporting unit exceeds its carrying amount, including goodwill. If the fair value is greater than the carrying amount, including goodwill, no goodwill impairment is necessary.

We typically use an income method to determine the fair value of a reporting unit. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Considerable management judgment is necessary to estimate future cash flows used to measure the fair value. Key estimates supporting the cash flow projections include, but are not limited to, management's estimates of revenue growth rates and profit margins, economic indicators, industry and market conditions as well as estimates of capital expenditures and assumed terminal growth rates. The financial forecasts are consistent with our operating plans and take into consideration forecasted above-market growth to be driven mainly by recently secured and established customer relationships as well as capital investments in new production lines. The discount rate assumption used is based on the weighted-average cost of capital adjusted for business-specific and other relevant risks of the reporting units. We also perform an overall reconciliation to corroborate the fair value from the income approach to Domtar’s overall market capitalization.

In the event that the carrying amount, including goodwill, exceeds the fair value, the second step of the impairment test must be performed in order to determine the amount of the impairment charge. Fair value of goodwill in Step II of the impairment test is estimated the same way as goodwill is determined at the date of acquisition in a business combination, that is, the excess of the fair value of the reporting unit over the fair value of the identifiable net assets of the business. The excess of the carrying value over the fair value is taken as an impairment charge in the period. Additional information regarding goodwill is available in Note 1 “Summary of Significant Accounting Policies”.

As of October 1, 2016, the fair value of the reporting unit exceeded its carrying amount by 24%, therefore no impairment was recognized. Small variations to our assumptions and estimates, particularly in the expected growth rates embedded in our cash flow projections and the discount rate could have a significant impact on fair value. If the reporting unit does not perform in accordance with our expectations over the next few years, we will have to consider reducing our assumed growth rates, which, depending on the magnitude of the change, could result in a partial or full impairment charge.

The following table summarizes the approximate impact that a change in certain key assumptions would have on the present value of estimated future cash flows at October 1, 2016. Note that this sensitivity analysis assumes that all other assumptions and trends remain constant for each independent variable.

KEY ASSUMPTIONS	Approximate impact on the discounted cash flows (in millions of dollars)

Revenue growth rates (years 2018 - 2021)
1% increase	104
1% decrease	(106)
Terminal growth rates
0.5% increase	108
0.5% decrease	(94)
Discount rate
0.3% increase	(79)
0.3% decrease	86

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

Indefinite-lived intangible assets impairment assessment

Indefinite-lived intangible assets consist of trade names ($225 million) and catalog rights ($36 million) following the business acquisitions in the Personal Care segment and license rights ($6 million) following the acquisition of Xerox’s paper and print media products and water rights ($4 million).

We test indefinite-lived intangible assets at the asset level. Indefinite-lived intangible assets are not amortized and are evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment follows the same process as the one performed for goodwill, as described above. If a qualitative assessment is performed and after assessing the qualitative factors, we determine it is more likely than not that the indefinite-lived intangible assets are less than their carrying amounts, then a quantitative impairment test is required.  We can also elect to proceed directly to the quantitative test.

In performing the quantitative assessment, fair value of the indefinite-lived intangible assets is derived using an income approach (including discounted cash flows from a relief from royalty model). Under this approach, we estimate the fair value of indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to estimate future cash flows used to measure the fair value.  Key estimates supporting the cash flow projections include, but are not limited to, management's estimates of revenue growth rates and profit margins, economic indicators, royalty rates, industry and market conditions as well as assumed terminal growth rates. The financial forecasts are consistent with our operating plans and those supporting the goodwill impairment test described above. The discount rate assumption used is based on the weighted-average cost of capital adjusted for business-specific and other relevant risks. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess.

In the fourth quarter 2016, we performed a quantitative assessment for the trade names and catalog rights of the Personal Care segment. All indefinite-lived intangible assets have a fair value that significantly exceeds their respective carrying amounts therefore no impairment charge was recorded. However, different assumptions particularly in the expected growth rates embedded in our cash flow projections and the discount rate could have a significant impact on fair value. A significant reduction in the estimated fair values could result in significant non-cash impairment charges in the future.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to our contribution. Defined contribution pension expense was $37 million for the year ended December 31, 2016 (2015 – $32 million and 2014 – $28 million).

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

We account for pensions and other post-retirement benefits in accordance with Compensation-Retirement Benefits Topic of the Financial Accounting Standards Board-Accounting Standards Committee which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated Balance Sheets. Pension and other post-retirement benefit charges require assumptions in order to estimate the projected and accumulate benefit obligations. These assumptions require a significant amount of judgment and include:

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

An expected rate of return on plan assets of 5.3% was considered appropriate by our management for the determination of pension expense for 2016. Effective January 1, 2017, we will use 5.4% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2016, for pension plans were estimated at 3.8% for the accrued benefit obligation and 4.1% for the net periodic benefit cost for 2016 and for post-retirement benefit plans were estimated at 3.9% for the accrued benefit obligation and 4.1% for the net periodic benefit cost for 2016.

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

For measurement purposes, a 5.0% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016. The rate was assumed to decrease gradually to 4.1% by 2034 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the accrued pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2016. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
	Accrued Benefit	Net Periodic	Accrued Benefit	Net Periodic
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Obligation	Benefit Cost	Obligation	Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	(15)	N/A	N/A
1% decrease	N/A	15	N/A	N/A
Discount rate
Impact of:
1% increase	(172)	(3)	(11)	-
1% decrease	209	17	14	1
Assumed overall health care cost trend
Impact of:
1% increase	N/A	N/A	8	1
1% decrease	N/A	N/A	(7)	-

Our pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, and to fund solvency deficiencies, funding shortfalls and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefit payments. We expect to contribute a minimum total amount of $13 million in 2017 compared to $31 million in 2016 (2015 – $13 million; 2014 – $29 million) to the pension plans. We expect to contribute a minimum total amount of $4 million in 2017 compared to $5 million in 2016 to the other post-retirement benefit plans (2015 – $5 million; 2014 – $5 million).

Benefit obligations and fair values of plan assets as of December 31, 2016 for our pension and post-retirement plans were are follows:

	December 31, 2016		December 31, 2015
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,584)	(90)	(1,509)	(86)
Fair value of assets at end of year	1,546	—	1,493	—
Funded status	(38)	(90)	(16)	(86)

For additional details on our pension plans and other post-retirement benefits plans, refer to Note 7 “Pension Plans and Other Post-Retirement Benefit Plans”.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The change in the net deferred tax asset or liability is included in earnings. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which assets and liabilities are expected to be recovered or settled. Deferred tax assets and liabilities are classified as non-current items on the Consolidated Balance Sheets. For these years, a projection of taxable income and an assumption of the ultimate recovery or settlement period for temporary differences are required. The projection of future taxable income is based on management’s best estimate and may vary from actual taxable income.

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits and losses for which a valuation allowance of $4 million exists at December 31, 2016, and certain foreign loss carryforwards for which a valuation allowance of $18 million exists at December 31, 2016. Of this amount, ($1) million impacted tax expense and the effective tax rate for 2016 (2015 – ($1) million; 2014 – $7 million).

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

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2016, we had gross unrecognized tax benefits of $43 million (2015 – $41 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. As of December 31, 2016, we believe it is reasonably possible that up to $12 million of our unrecognized tax benefits may be recognized in 2017, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty.

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
-

future expected cash flows from customer relationships, acquired license rights and other identifiable intangible assets, including future price levels, rates of increase in revenue and appropriate attrition rates

-

the acquired company’s trade names and competitive position, royalty rate quantum, as well as assumptions about the period of time the acquired trade names will continue to benefit to the combined company’s product portfolio

-	discount rates and income tax rates

However, different assumptions regarding projected performance and other factors associated with the acquired assets may affect the amount recorded under each type of asset and liability, mainly between property plant and equipment, intangibles assets, goodwill and deferred income tax liabilities; as well subsequent assessments could result in future impairment charges. The purchase price allocation process also entails us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date.

For further details, refer to Note 3 “Acquisition of Businesses”.

Contingencies related to legal claims

As discussed in Item 1A Risk Factors, under the risk “Failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial results or condition” and in Note 22 “Commitments and Contingencies”, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The most likely cost to be incurred is accrued based on an evaluation of the then available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. For further details on “Contingencies” and legal claims refer to Note 22 “Commitments and Contingencies”.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers
Business Papers	$15
Commercial Print & Publishing Papers	9
Specialty & Packaging Papers	5
Pulp - net position
Softwood	$11
Fluff	6
Hardwood	2
Foreign exchange, excluding depreciation and amortization
(US $0.01 change in relative value to the Canadian dollar before hedging)	9
(US $0.01 change in relative value to the EURO before hedging)	1
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	6

[1]	Based on estimated 2017 capacity (ST or ADMT).
[2]	Based on estimated 2017 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange, pulp and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on the accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2016, one of our Pulp and Paper segment customers located in the United States represented 12% ($74 million) (2015 – 12% ($78 million)) of our total receivables.

We are exposed to credit risk in the event of non-performance by counterparties to our financial instruments. We attempt to minimize this exposure by entering into contracts with counterparties that are believed to be of high credit quality. Collateral or other security to support financial instruments subject to credit risk is usually not obtained. The credit standing of counterparties is regularly monitored.

INTEREST RATE RISK

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents, bank indebtedness, revolving credit facility, term loan and long-term debt. Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. In December 2014, we entered into a $100 million notional 2.5 year fixed to floating interest rate swap to receive fixed and pay the three month LIBOR. This swap was designated as a fair value hedge for a portion of our 10.75% Notes due June 2017. The changes in fair value of both the hedging and the hedged item were immediately recognized in interest expense. In August 2015, we terminated this swap simultaneously with the redemption of $215 million of our 10.75% Notes, with no significant impact on net earnings.

COST RISK

We are exposed to price volatility for raw materials and energy used in our manufacturing process. We manage our exposure to cost risk primarily through the use of supplier contracts. To reduce the impact on cash flow and earnings due to pricing volatility, we may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 60 months.

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the United States, Canada and Europe. As a result, we are exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. Accordingly, our earnings are affected by increases or decreases in the value of the Canadian dollar and European currencies. Our European subsidiaries are also exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than their Euro functional currency. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s June 23, 2016 referendum in which voters approved the United Kingdom’s exit from the European Union, commonly referred to as “Brexit”. Volatility in exchange rates is expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union. A weaker British pound compared to the U.S. dollar during a reporting period causes local currency results of our U.K. sales to be translated into fewer U.S. dollars. For the year ended December 31, 2016, net sales in the U.K. constituted 2% of our consolidated net sales (in 2015, net sales in the U.K. constituted 1% or our consolidated sales). In the longer term, any impact from Brexit on our U.K. sales will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. The macroeconomic impact on our results of operations from this vote remains unknown. To date, the foreign exchange impact has been minimal since we currently hedge a portion of our British Pound Sterling exposure through the second quarter of fiscal 2018, thus reducing our currency risk.

Our risk management policy allows us to hedge a significant portion of the exposure to fluctuations in foreign currency exchange rates for periods up to three years. We may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates.

Derivatives are currently used to hedge forecasted purchases in Canadian dollars by our Canadian subsidiary over the next 24 months. Derivatives are also currently used to hedge forecasted sales by our U.S. subsidiaries in Euros and in British pounds over a period of between 6 to 12 months. Derivatives are also currently used to hedge forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by our European subsidiaries over a period of between 12 to 18 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were fully effective as of December 31, 2016. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the year ended December 31, 2016 resulting from hedge ineffectiveness (2015 and 2014 - nil).

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

Management has excluded Home Delivery Incontinent Supplies Co. from the assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a business combination during 2016. The assets and revenues of this business represent 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings and comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Domtar Corporation and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Home Delivery Incontinent Supplies Co. (“HDIS”) from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded HDIS from our audit of internal control over financial reporting. HDIS is a wholly-owned subsidiary whose total assets and total revenues represent 1% and nil, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

February 24, 2017

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2016	2015	2014
	$	$	$
Sales	5,098	5,264	5,563
Operating expenses
Cost of sales, excluding depreciation and amortization	4,035	4,147	4,396
Depreciation and amortization	348	359	384
Selling, general and administrative	427	394	416
Impairment of property, plant and equipment (NOTE 4)	29	77	4
Closure and restructuring costs (NOTE 16)	32	4	28
Other operating loss (income), net (NOTE 8)	4	(5)	(29)
	4,875	4,976	5,199
Operating income	223	288	364
Interest expense, net (NOTE 9)	66	132	103
Earnings before income taxes	157	156	261
Income tax expense (benefit) (NOTE 10)	29	14	(170)
Net earnings	128	142	431
Per common share (in dollars) (NOTE 6)
Net earnings
Basic	2.04	2.24	6.65
Diluted	2.04	2.24	6.64
Weighted average number of common and exchangeable shares outstanding (millions)
Basic	62.6	63.3	64.8
Diluted	62.7	63.4	64.9
Cash dividends per common share	1.63	1.58	1.30
Net earnings	128	142	431
Other comprehensive income (loss):
Net derivative gains (losses) on cash flow hedges
Net gains (losses) arising during the period, net of tax $(15) (2015 - $28; 2014 - $15)	27	(41)	(23)
Less: Reclassification adjustment of losses included in net earnings, net of tax of $(10) (2015 - $(18); 2014 - $(4))	14	26	8
Foreign currency translation adjustments	(7)	(223)	(200)
Change in unrecognized (losses) gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $12 (2015 - $(2); 2014 - $(2))	(32)	5	12
Other comprehensive income (loss)	2	(233)	(203)
Comprehensive income (loss)	130	(91)	228

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31,	December 31,
	2016	2015
	$	$
Assets
Current assets
Cash and cash equivalents	125	126
Receivables, less allowances of $7 and $6	613	627
Inventories (NOTE 11)	759	766
Prepaid expenses	40	21
Income and other taxes receivable	31	14
Total current assets	1,568	1,554
Property, plant and equipment, net (NOTE 13)	2,825	2,835
Goodwill (NOTE 12)	550	539
Intangible assets, net (NOTE 14)	608	601
Other assets (NOTE 15)	129	125
Total assets	5,680	5,654

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	12	—
Trade and other payables (NOTE 17)	656	720
Income and other taxes payable	22	27
Long-term debt due within one year (NOTE 19)	63	41
Total current liabilities	753	788

Long-term debt (NOTE 19)	1,218	1,210
Deferred income taxes and other (NOTE 10)	675	654
Other liabilities and deferred credits (NOTE 20)	358	350

Commitments and contingencies (NOTE 22)

Shareholders' equity (NOTE 21)

Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,412,267 and 2,151,168 shares	—	—
Additional paid-in capital	1,963	1,966
Retained earnings	1,211	1,186
Accumulated other comprehensive loss	(499)	(501)
Total shareholders' equity	2,676	2,652
Total liabilities and shareholders' equity	5,680	5,654

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common and exchangeable shares (millions of shares)	Common stock, at par	Exchangeable shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$	$
Balance at December 31, 2013	32.4	—	44	1,999	804	(65)	2,782
Conversion of exchangeable shares	—	—	(12)	12	—	—	—
Stock split	32.5	1	—	—	—	—	1
Redemption of exchangeable shares	—	—	(32)	32	—	—	—
Stock-based compensation, net of tax	0.1	—	—	7	—	—	7
Net earnings	—	—	—	—	431	—	431
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $15	—	—	—	—	—	(23)	(23)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(4)	—	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	—	(200)	(200)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	—	12	12
Stock repurchase	(1.0)	—	—	(38)	—	—	(38)
Cash dividends declared	—	—	—	—	(90)	—	(90)
Balance at December 31, 2014	64.0	1	—	2,012	1,145	(268)	2,890
Stock-based compensation, net of tax	—	—	—	4	—	—	4
Net earnings	—	—	—	—	142	—	142
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $28	—	—	—	—	—	(41)	(41)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(18)	—	—	—	—	—	26	26
Foreign currency translation adjustments	—	—	—	—	—	(223)	(223)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	—	5	5
Stock repurchase	(1.2)	—	—	(50)	—	—	(50)
Cash dividends declared	—	—	—	—	(101)	—	(101)
Balance at December 31, 2015	62.8	1	—	1,966	1,186	(501)	2,652
Stock-based compensation, net of tax	0.1	—	—	7	—	—	7
Net earnings	—	—	—	—	128	—	128
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(15)	—	—	—	—	—	27	27
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(10)	—	—	—	—	—	14	14
Foreign currency translation adjustments	—	—	—	—	—	(7)	(7)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $12	—	—	—	—	—	(32)	(32)
Stock repurchase	(0.3)	—	—	(10)	—	—	(10)
Cash dividends declared	—	—	—	—	(103)	—	(103)
Balance at December 31, 2016	62.6	1	—	1,963	1,211	(499)	2,676

The accompanying notes are an integral part of the consolidated financial statements

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
	$	$	$
Operating activities
Net earnings	128	142	431
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	348	359	384
Deferred income taxes and tax uncertainties (NOTE 10)	9	(56)	(201)
Impairment of property, plant and equipment (NOTE 4)	29	77	4
Net gains on disposals of property, plant and equipment	—	(15)	—
Stock-based compensation expense	7	5	4
Other	(2)	4	3
Changes in assets and liabilities, excluding the effect of sale and acquisition of businesses
Receivables	18	(22)	39
Inventories	14	(84)	(29)
Prepaid expenses	5	5	1
Trade and other payables	(51)	—	(33)
Income and other taxes	(18)	38	12
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(21)	(1)	16
Other assets and other liabilities	(1)	1	3
Cash flows from operating activities	465	453	634
Investing activities
Additions to property, plant and equipment	(347)	(289)	(236)
Proceeds from disposals of property, plant and equipment and sale of business	1	36	1
Acquisition of businesses, net of cash acquired (NOTE 3)	(46)	—	(546)
Other	1	9	(5)
Cash flows used for investing activities	(391)	(244)	(786)
Financing activities
Dividend payments	(102)	(100)	(84)
Stock repurchase	(10)	(50)	(38)
Net change in bank indebtedness	12	(11)	(6)
Change in revolving credit facility	—	50	(160)
Proceeds from receivables securitization facility	140	—	90
Repayments of receivables securitization facility	(70)	—	(129)
Issuance of long-term debt	—	300	—
Repayments of long-term debt	(40)	(439)	(4)
Other	(3)	1	5
Cash flows used for financing activities	(73)	(249)	(326)
Net increase (decrease) in cash and cash equivalents	1	(40)	(478)
Impact of foreign exchange on cash	(2)	(8)	(3)
Cash and cash equivalents at beginning of year	126	174	655
Cash and cash equivalents at end of year	125	126	174
Supplemental cash flow information
Net cash payments for:
Interest (including $40 million of redemption premiums in 2015)	64	133	92
Income taxes	40	34	18

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including communication papers, specialty and packaging papers and absorbent hygiene products. The foundation of its business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. The majority of this pulp production is consumed internally to manufacture paper and other consumer products with the balance sold as market pulp. Domtar is the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. Domtar also designs, manufactures, markets and distributes a broad line of absorbent hygiene products, as well as infant diapers.

BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates and assumptions, including but not limited to those related to environmental matters and asset retirement obligations, impairment and useful lives of long-lived assets, closure and restructuring costs, pension and other post-retirement benefit plans, income taxes, business combinations and contingencies, based on currently available information. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Domtar and its controlled subsidiaries. Intercompany transactions have been eliminated on consolidation. Investment in an affiliated company, where the Company has joint control over their operations, is accounted for using the equity method.

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

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Earnings and Comprehensive Income (Loss) and is partially offset by our hedging program (refer to Note 23 “Derivatives and hedging activities and fair value measurement”).

At December 31, 2016, the accumulated translation adjustment accounts amounted to $(278) million (2015 – $(271) million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of Cost of sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).

CLOSURE AND RESTRUCTURING COSTS

Closure and restructuring costs are recognized as liabilities in the period when they are incurred and are measured at their fair value. For such recognition to occur, management, with the appropriate level of authority, must have approved and committed to a firm plan and appropriate communication to those affected must have occurred. These provisions may require an estimation of costs such as severance and termination benefits, pension and related curtailments, environmental remediation and may also include expenses related to demolition and outplacement. Actions taken may also require an evaluation of any remaining assets to determine required impairments, if any, and a review of estimated remaining useful lives which may lead to accelerated depreciation expense.

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2016. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

INCOME TAXES

Domtar uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The Company records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. The change in the net deferred tax asset or liability is included in Income tax expense (benefit) or in Other comprehensive income (loss) in the Consolidated Statements of Earnings and Comprehensive Income (Loss). Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” (a probability level of more than 50 percent) that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets. Deferred tax assets and liabilities are classified as non-current items on the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to income tax matters as a component of Income tax expense (benefit) in the Consolidated Statements of Earnings and Comprehensive Income (Loss).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost which approximates fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECEIVABLES

Receivables are recorded net of a provision for doubtful accounts that is based on expected collectability. The securitization of receivables is accounted for as secured borrowings. Accordingly, financing expenses related to the securitization of receivables are recognized in earnings as a component of Interest expense in the Consolidated Statements of Earnings and Comprehensive Income (Loss).

INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to account for certain domestic raw materials, in process and finished goods inventories. LIFO inventories were $268 million and $288 million at December 31, 2016 and 2015, respectively. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are recorded at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $63 million and $66 million greater at December 31, 2016 and 2015, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation including asset impairments. Costs for repair and maintenance activities are expensed as incurred under the direct expense method of accounting. Interest costs are capitalized for significant capital projects. For timberlands, the amortization is calculated using the unit of production method. For all other assets, depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over periods of 10 to 40 years and machinery and equipment over periods of 3 to 20 years. No depreciation is recorded on assets under construction.

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, as measured by comparing the net book value of the asset group to their estimated undiscounted future cash flows expected from their use and eventual disposition. Impaired assets are recorded at estimated fair value, determined principally by using the present value of estimated future cash flows expected from their use and eventual disposition (refer to Note 4 “Impairment of property, plant and equipment”).

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized and is evaluated for impairment at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. The Company performs the impairment test of goodwill at its reporting unit’s level.

The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill. In performing the qualitative assessment, the Company identifies the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value and assesses their impact on the fair value of the reporting unit. To carry out the qualitative assessment, the Company considers elements such as the results of recent fair value assessments, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting the Company and the business. The identification and impact assessment of events and circumstances on the fair value involves significant judgment and assumptions. If, a qualitative assessment is performed and after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then it performs Step I of the two-step impairment test. The Company can also elect to bypass the qualitative assessment and proceed directly to the Step I of the impairment test.

The first step is to compare the fair value of a reporting unit to its carrying amount, including goodwill. Significant judgment is required to estimate the fair value of a reporting unit.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company typically uses an income approach to determine the fair value of a reporting unit. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. Key assumptions supporting the cash flow projections include, but are not limited to, estimates of future sales volumes, selling prices and costs, changes in working capital, investments in property, plant and equipment and discount rate.  Assumptions used in our impairment evaluations are consistent with internal projections and operating plans. Analysis of the sensitivities of the fair value estimate to changes in assumptions are also performed. Unanticipated market and macroeconomic events and circumstances may occur and could affect the accuracy and validity of management assumptions and estimates.

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

All goodwill as of December 31, 2016 resides in the Personal Care reporting segment.

Indefinite-lived intangible assets are not amortized and are evaluated individually at the beginning of the fourth quarter of every year, or more frequently whenever indicators of potential impairment exist. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment follows the same process as the one performed for goodwill, as described above. If, a qualitative assessment is performed and after assessing the qualitative factors, the Company determines that it is more likely than not that the indefinite-lived intangible assets are less than their carrying amounts, then a quantitative impairment test is required. The Company can also elect to proceed directly to the quantitative test. The quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible assets determined using a variety of methodologies to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess. Indefinite-lived intangible assets include trade names related to Attends®, IncoPack®, Indasec® and Reassure®, catalog rights related to Laboratorios Indas S.A.U., license rights related to Xerox and water rights. The Company reviews its indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support indefinite useful lives.

Definite lived intangible assets are stated at cost less amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite lived intangible assets include water rights, customer relationships, technology, non-compete agreements as well as license rights, which are being amortized using the straight-line method over their respective estimated useful lives. Any potential impairment for definite lived intangible assets will be calculated in the same manner as disclosed under impairment of property, plant and equipment.

Amortization is based on the following useful lives:

Useful life
Water rights	40 years
Customer relationships	10 to 40 years
Technology	7 to 20 years
Non-Compete agreements	9 years
Licence rights	12 years

OTHER ASSETS

Other assets are recorded at cost.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COSTS

Debt issuance costs are presented in the Consolidated Balance Sheet as a direct deduction from the carrying value of long-term debt. Debt issuance costs associated with revolving credit arrangements are presented in Other assets in the Consolidated Balance Sheets. Debt issuance costs are amortized using the effective rate method over the term of the related debt and included in Interest expense, net in the Consolidated Statements of Earnings and Comprehensive Income (Loss).

ENVIRONMENTAL COSTS AND ASSET RETIREMENT OBLIGATIONS

Environmental expenditures for effluent treatment, air emission, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, Domtar incurs certain operating costs for environmental matters that are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are not discounted, due to uncertainty with respect to timing of expenditures, and are recorded when remediation efforts are probable and can be reasonably estimated.

Asset retirement obligations are mainly associated with landfill operation and closure, asbestos containment and removal and bark pile management and are recognized, at fair value, in the period in which Domtar incurs a legal obligation associated with the retirement of an asset. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated or on a probability-weighted discounted cash flow estimate. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using the credit adjusted risk-free interest rate used to discount the cash flow.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Domtar recognizes the cost (net of estimated forfeitures) of employee services received in exchange for awards of equity instruments over the requisite service period, based on their grant date fair value for awards accounted for as equity and based on the quoted market value at the end of each reporting period for awards accounted for as liability. The Company awards are accounted for as compensation expense and presented in Additional paid-in capital on the Consolidated Balance Sheets for equity type awards and presented in Other liabilities and deferred credits on the Consolidated Balance Sheets for liability type awards.

The Company’s awards may be subject to market, performance and/or service conditions. Any consideration paid by plan participants on the exercise of stock options or the purchase of shares is credited to Additional paid-in capital on the Consolidated Balance Sheets. The par value included in the Additional paid-in capital component of stock-based compensation is transferred to Common stock upon the issuance of shares of common stock.

Unless otherwise determined at the time of the grant, awards subject to service conditions vest in approximately equal installments over three years beginning on the first anniversary of the grant date and performance-based awards vest based on achievement of pre-determined performance goals over performance periods of three years. The majority of non-qualified stock options and performance share units expire at various dates no later than seven years from the date of grant. Deferred Share Units vest immediately at the grant date and are remeasured at the end of each reporting period, until settlement, using the quoted market value.

Under the amended and restated Domtar Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”), a maximum of 1,793,095 shares are reserved for issuance in connection with awards granted or to be granted.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE INSTRUMENTS

Derivative instruments are utilized by Domtar as part of the overall strategy to manage exposure to fluctuations in foreign currency, interest rate and commodity price on certain purchases. As a matter of policy, derivatives are not used for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities or group of financial assets and liabilities, hedge accounting is applied. In a fair value hedge, changes in fair value of derivatives are recognized in the Consolidated Statements of Earnings and Comprehensive Income (Loss). The change in fair value of the hedged item attributable to the hedged risk is also recorded in the Consolidated Statements of Earnings and Comprehensive Income (Loss) by way of a corresponding adjustment of the carrying amount of the hedged item recognized in the Consolidated Balance Sheets. In a cash flow hedge, changes in fair value of derivative instruments are recorded in Other comprehensive income (loss). These amounts are reclassified in the Consolidated Statements of Earnings and Comprehensive Income (Loss) in the periods in which results are affected by the cash flows of the hedged item within the same line item. Any hedge ineffectiveness is recorded in the Consolidated Statements of Earnings and Comprehensive Income (Loss) when incurred.

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

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS COMBINATION

The Company applies the acquisition method of accounting in a business combination. This methodology requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. The value is determined from the viewpoint of market participants. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded as Goodwill in the Consolidated Balance Sheets. Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset useful lives for property, plant and equipment and intangible assets, and can materially affect the Company's results of operations. Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in the Company's Consolidated Statements of Earnings and Comprehensive Income (Loss).

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

DECEMBER 31, 2016

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

FUTURE ACCOUNTING CHANGES

REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principal of this guidance is that an entity should recognize revenue, to depict the transfer of promised goods or services to customers, in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. This new guidance will supersede the revenue recognition requirements found in topic 605.

ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 including interim periods within that reporting period. Early adoption is permitted only for annual and interim periods beginning after December 15, 2016.

Entities are permitted to adopt the new revenue standard by restating all prior periods under the full retrospective approach following ASC 250 “Accounting Changes and Error Corrections” or entities can elect to use a modified retrospective approach. Under the modified retrospective approach, entities will recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings in the period of initial application and comparative prior year periods would not be adjusted.

The Company has begun its assessment of the impact that the guidance will have on the consolidated financial statements and related disclosures. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the modified retrospective transition method. Further, the Company expects to identify similar performance obligations under the new guidance as compared with deliverables previously identified. As a result, the Company expects the timing of its revenue to remain the same.

While the Company is still evaluating the impact of adopting the new standard, it does not expect this new guidance to have a material impact on the consolidated financial statements.

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

DECEMBER 31, 2016

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

The Company is currently evaluating the impact of this guidance on the consolidated financial statements, including identifying and analyzing all contracts that contain a lease. As a lessee, Domtar’s various leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of earnings as expense is incurred. Upon adoption of the new guidance, the Company will be required to record substantially all leases on the Consolidated Balance Sheets as a right-of-use asset and a lease liability. The timing of expense recognition and classification in the Consolidated Statements of Earnings and Comprehensive Income (Loss) could change based on the classification of leases as either operating or financing.

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

DECEMBER 31, 2016

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

GOODWILL IMPAIRMENT

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment”, which removes the requirement for an entity to calculate the implied fair value of goodwill in measuring a goodwill impairment loss. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount for which the carrying value exceeds the reporting unit’s fair value. The impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3.

ACQUISITION OF BUSINESSES

Acquisition of Home Delivery Incontinent Supplies Co.

On October 1, 2016, Domtar completed the acquisition of 100% of the outstanding shares of Home Delivery Incontinent Supplies Co. (“HDIS”). HDIS is a leading national direct-to-consumer provider of adult incontinence and related products. Based in Olivette, Missouri, HDIS provides customers with high-quality products and a personalized service for all of their incontinence needs. HDIS operates a distribution center in Olivette, Missouri, as well as two retail locations, in Texarkana, Arkansas and Daytona Beach, Florida and has approximately 240 employees. The results of HDIS’s operations are included in the Personal Care reportable segment starting on October 1, 2016. The purchase price was $52 million, net of cash acquired of $3 million and includes a potential earn-out payment of up to $10 million to be settled after the first anniversary of the acquisition.

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Receivables		$4
Inventory		4
Property, plant and equipment		1
Intangible assets
Customer relationships (1)	21
Trade names (2)	13
		34
Goodwill		17
Deferred income tax assets		2
Total assets		62

Less: Liabilities
Trade and other payables		10
Total liabilities		10

Fair value of net assets acquired at the date of acquisition		52

(1)	The useful life of the Customer relationships acquired is estimated at 10 years (as of the date of acquisition).
(2)	Indefinite useful life.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

Acquisition of Laboratorios Indas

On January 2, 2014, Domtar completed the acquisition of 100% of the outstanding shares of Laboratorios Indas, S.A.U. (“Indas”), primarily a branded incontinence products manufacturer and marketer in Spain. Indas has approximately 570 employees and operates two manufacturing facilities in Spain. The results of Indas’ operations have been included in the Personal Care reportable segment as of January 2, 2014. The purchase price was $546 million (€399 million) in cash, net of cash acquired of $46 million (€34 million).

The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which were based on information available at that time.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Receivables		$101
Inventory		28
Income and other taxes receivable		3
Property, plant and equipment		72
Intangible assets
Customer relationships (1)	142
Trade names (2)	140
Catalog rights (2)	46
		328
Goodwill		234
Deferred income tax assets		16
Total assets		782

Less: Liabilities
Trade and other payables		71
Income and other taxes payable		3
Long-term debt (including short-term portion)		42
Deferred income tax liabilities		119
Other liabilities and deferred credits		1
Total liabilities		236

Fair value of net assets acquired at the date of acquisition		546

(1)	The useful life of Customer relationships acquired is between 10-20 years (as of the date of acquisition).
(2)	Indefinite useful life.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4.

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

The Company reviews property, plant and equipment for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the asset group may not be recoverable.

Estimates of undiscounted future cash flows used to test the recoverability of the asset group includes key assumptions related to selling prices, inflation-adjusted cost projections, forecasted exchange rates when applicable and the estimated useful life of the asset group.

Ashdown, Arkansas pulp and paper mill - Conversion of a paper machine

In the fourth quarter of 2014, the Company announced the conversion of a paper machine at Ashdown, Arkansas pulp and paper mill to a high quality fluff pulp line. As a result, in 2016 the Company recognized $29 million of accelerated depreciation in Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss) (2015 – $77 million; 2014 – $4 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5.

STOCK-BASED COMPENSATION

OMNIBUS PLAN

Under the Omnibus Plan, the Company may award to key employees and non-employee directors, at the discretion of the Human Resources Committee of the Board of Directors, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance-conditioned restricted stock units, performance share units, deferred share units (“DSUs”) and other stock-based awards. The non-employee directors only receive DSUs. The Company generally grants awards annually and uses, when available, treasury stock to fulfill awards settled in common stock and option exercises.

PERFORMANCE SHARE UNITS (“PSUs”)

PSUs are granted to Management Committee and non-Management Committee members. These awards will be settled in shares for Management Committee members and in cash for non-Management Committee members, based on market conditions and/or performance and service conditions. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. These awards will cliff vest at various dates up to December 31, 2018.

		Weighted
		average grant
PSUs	Number of units	date fair value
		$
Vested and non-vested at December 31, 2013	350,076	42.60
Granted	175,815	53.97
Forfeited	(33,076)	45.29
Cancelled	(89,622)	49.79
Vested and settled	(92,890)	46.49
Vested and non-vested at December 31, 2014	310,303	45.52
Granted	219,453	44.22
Forfeited	(21,918)	45.52
Cancelled	(60,768)	35.40
Vested and settled	(20,991)	51.48
Vested and non-vested at December 31, 2015	426,079	46.00
Granted	295,504	32.38
Forfeited	(28,523)	39.81
Cancelled	(101,124)	51.27
Vested and settled	(74,655)	35.97
Vested and non-vested at December 31, 2016	517,281	38.93

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

The fair value of PSUs granted in 2016, 2015 and 2014 was estimated at the grant date using the Monte Carlo simulation methodology. The Monte Carlo simulation creates artificial futures by generating numerous sample paths of potential outcomes. The following assumptions were used in calculating the fair value of the units granted:

	2016	2015	2014
Dividend yield	4.740%	3.220%	1.980%
Expected volatility 1 year	24%	34%	31%
Expected volatility 3 years	30%	30%	31%
Risk-free interest rate December 31, 2014	—	—	0.499%
Risk-free interest rate December 31, 2015	—	0.732%	0.447%
Risk-free interest rate December 31, 2016	1.057%	0.893%	0.755%
Risk-free interest rate December 31, 2017	0.860%	1.200%	—
Risk-free interest rate December 31, 2018	0.900%	—	—

At December 31, 2016, of the total vested and non-vested PSUs, 231,071 are expected to be settled in shares and 286,210 will be settled in cash.

RESTRICTED STOCK UNITS (“RSUs”)

RSUs are granted to Management Committee and non-Management Committee members. These awards will be settled in shares for Management Committee members and in cash for non-Management Committee members, upon completing service conditions. The awards cliff vest after a service period of approximately three years. Additionally, the RSUs are credited with dividend equivalents in the form of additional RSUs when cash dividends are paid on the Company’s stock. The grant date fair value of RSUs is equal to the market value of the Company’s stock on the date the awards are granted.

		Weighted
		average grant
RSUs	Number of units	date fair value
		$
Non-vested at December 31, 2013	374,414	41.46
Granted/issued	130,045	49.95
Forfeited	(29,230)	44.37
Vested and settled	(161,009)	41.27
Non-vested at December 31, 2014	314,220	44.80
Granted/issued	164,879	43.21
Forfeited	(12,464)	44.78
Vested and settled	(119,669)	44.31
Non-vested at December 31, 2015	346,966	44.21
Granted/issued	196,786	34.04
Forfeited	(17,884)	39.69
Vested and settled	(107,198)	39.12
Non-vested at December 31, 2016	418,670	40.90

At December 31, 2016, of the total non-vested RSUs, 167,280 are expected to be settled in shares and 251,390 will be settled in cash.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Management Committee members may elect to defer awards earned under another program into DSUs. In 2016, no vested awards were deferred to DSUs (2015 – nil; 2014 – 6,799). Those DSUs can be settled in shares of common stock beginning February 2017.

		Weighted
		average grant
DSUs	Number of units	date fair value
		$
Vested at December 31, 2013	271,742	25.54
Granted/issued	39,165	44.25
Settled	(48,186)	32.17
Vested at December 31, 2014	262,721	27.11
Granted/issued	40,494	39.92
Settled	(13,755)	41.88
Vested at December 31, 2015	289,460	28.20
Granted/issued	46,737	37.43
Settled	(15,123)	39.60
Vested at December 31, 2016	321,074	29.01

NON-QUALIFIED & PERFORMANCE STOCK OPTIONS

Stock options are granted to Management Committee and non-Management Committee members. The stock options vest at various dates up to February 22, 2019 subject to service conditions for non-qualified stock options and, for performance stock options, if certain market conditions are met in addition to the service period. The options expire at various dates no later than seven years from the date of grant.

The fair value of the stock options granted in 2016, 2015 and 2014 (except for the stock options granted on May 1, 2014) was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted:

	2016	2015	2014
Dividend yield	3.78%	3.22%	2.62%
Expected volatility	30%	32%	32%
Risk-free interest rate	1.17%	1.47%	1.34%
Expected life	4.5 years	4.5 years	4.5 years
Strike price	$33.78	$43.42	$53.12

The grant date fair value of the non-qualified options granted in 2016 was $5.95 (2015 – $8.96; 2014 – $11.60).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

On May 1, 2014, the Company granted 22,448 options to Michael Garcia, President Pulp and Paper Division, as part of his employment conditions, and the following assumptions were used in calculating the fair value of the options granted:

2014
Dividend yield	2.80%
Expected volatility	33%
Risk-free interest rate	1.485%
Expected life	4.5 years
Strike price	$47.08

The grant date fair value of the non-qualified options granted on May 1, 2014 was $10.52.

		Weighted average	Weighted average	Aggregate intrinsic
	Number	exercise	remaining life	value
OPTIONS (including Performance options)	of options	price	(in years)	(in millions)
		$		$
Outstanding at December 31, 2013	465,674	43.93	2.6	3.3
Granted	270,028	52.48	6.2	—
Exercised	(131,312)	37.02	—	—
Forfeited/expired	(186,267)	55.67	—	—
Outstanding at December 31, 2014	418,123	46.39	4.6	0.5
Options exercisable at December 31, 2014	93,027	37.40	2.0	0.3
Outstanding at December 31, 2014	418,123	46.39	4.6	0.5
Granted	82,885	43.42	6.2	—
Exercised	(35,924)	43.13	—	—
Forfeited/expired	(13,782)	34.08	—	—
Outstanding at December 31, 2015	451,302	46.48	4.8	0.1
Options exercisable at December 31, 2015	176,315	44.56	3.9	0.1
Outstanding at December 31, 2015	451,302	46.48	4.8	0.1
Granted	114,723	33.78	6.2	—
Exercised	(37,296)	41.11	—	—
Forfeited/expired	(6,502)	20.89	—	—
Outstanding at December 31, 2016	522,227	44.39	4.5	0.7
Options exercisable at December 31, 2016	286,011	46.50	3.9	0.1

The Company has no outstanding and exercisable stock appreciation rights at December 31, 2016 (2015 – 672 with a weighted average exercise price of $41.46).

The total intrinsic value of options exercised in 2016 was nil (2015 – nil; 2014 – $2 million). Based on the Company’s closing year-end stock price of $39.03 (2015 – $36.95; 2014 – $40.22), the aggregate intrinsic value of options outstanding and options exercisable is $1 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

For the year ended December 31, 2016, stock-based compensation expense recognized in the Company’s results of operations was $16 million (2015 – $10 million; 2014 – $9 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $17 million (2015 – $16 million; 2014 – $14 million) and will be recognized over the remaining service period of approximately 26 months. The aggregate value of liability awards settled in 2016 was $4 million (2015 – $4 million; 2014 – $12 million). The total fair value of equity awards settled in 2016 was $2 million, representing the fair value at the time of settlement. The fair value at the grant date for these settled equity awards was $3 million. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

CLAWBACK FOR FINANCIAL REPORTING MISCONDUCT

If a participant in the Omnibus Plan knowingly or grossly negligently engages in financial reporting misconduct, then all awards and gains from the exercise of options in the 12 months prior to the date the misleading financial statements were issued as well as any awards that vested based on the misleading financial statements will be disgorged to the Company. In addition, the Company may cancel or reduce, or require a participant to forfeit and disgorge to the Company or reimburse the Company for, any awards granted or vested, and bonus granted or paid, and any gains earned or accrued, due to the exercise, vesting or settlement of awards or sale of any common stock, to the extent permitted or required by, or pursuant to any Company policy implemented as required by applicable law, regulation or stock exchange rule as may from time to time be in effect.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

EARNINGS PER COMMON SHARE

On April 30, 2014, the Company’s Board of Directors approved a 2-for-1 split of its common stock that was effected through a stock dividend. Shareholders of record on June 10, 2014 received one additional share for every share they owned on that date.

The calculation of basic earnings per common share is based on the weighted average number of Domtar common shares outstanding during the year. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common securities.

The following table provides the reconciliation between basic and diluted earnings per common share:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
Net earnings	$128	$142	$431
Weighted average number of common and exchangeable shares outstanding (millions)	62.6	63.3	64.8
Effect of dilutive securities (millions)	0.1	0.1	0.1
Weighted average number of diluted common and exchangeable shares outstanding (millions)	62.7	63.4	64.9
Basic net earnings per common share (in dollars)	$2.04	$2.24	$6.65
Diluted net earnings per common share (in dollars)	$2.04	$2.24	$6.64

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	December 31,	December 31,	December 31,
	2016	2015	2014
Options	410,978	343,581	247,152

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2016, the related pension expense was $37 million (2015 – $32 million; 2014 – $28 million).

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

The Company expects to contribute a minimum total amount of $13 million in 2017 compared to $31 million in 2016 (2015 – $13 million; 2014 – $29 million) to the pension plans. The Company expects to contribute a minimum total amount of $4 million in 2017 compared to $5 million in 2016 to the other post-retirement benefit plans (2015 – $5 million; 2014 – $5 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 31, 2016 and December 31, 2015, the measurement date for each year:

	December 31, 2016		December 31, 2015

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Accrued benefit obligation at beginning of year	1,509	86	1,723	105
Service cost for the year	31	2	34	2
Interest expense	51	4	60	4
Plan participants' contributions	6	—	6	—
Actuarial loss (gain)	46	1	(25)	(5)
Plan amendments	—	—	10	—
Benefits paid	(83)	—	(76)	—
Direct benefit payments	(4)	(5)	(3)	(5)
Settlement	(6)	—	(1)	—
Effect of foreign currency exchange rate change	34	2	(219)	(15)
Accrued benefit obligation at end of year	1,584	90	1,509	86

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets reflecting the actual return on plan assets, the contributions and the benefits paid during the year:

	December 31, 2016	December 31, 2015
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,493	1,721
Actual return on plan assets	73	63
Employer contributions	31	13
Plan participants' contributions	6	6
Benefits paid	(87)	(79)
Settlement	(6)	(1)
Effect of foreign currency exchange rate change	36	(230)
Fair value of assets at end of year	1,546	1,493

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

The Company’s pension funds are not permitted to directly own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2016:

		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2016	2015
Fixed income
Cash and cash equivalents	0% - 9%	3%	2%
Bonds	46%-56%	51%	51%
Insurance contracts	5%	5%	6%
Equity
Canadian Equity	3% - 11%	6%	6%
U.S. Equity	8% - 18%	13%	15%
International Equity	17%-27%	22%	20%
Total (1)		100%	100%

(1)	Approximately 80% of the pension plans' assets relate to Canadian plans and 20% relate to U.S. plans.

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

	December 31, 2016		December 31, 2015

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,584)	(90)	(1,509)	(86)
Fair value of assets at end of year	1,546	—	1,493	—
Funded status	(38)	(90)	(16)	(86)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The funded status includes $48 million of accrued benefit obligation ($46 million at December 31, 2015) related to supplemental unfunded defined benefit and defined contribution plans.

	December 31, 2016		December 31, 2015

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables (Note 17)	—	(4)	—	(4)
Other liabilities and deferred credits (Note 20)	(141)	(86)	(129)	(82)
Other assets (Note 15)	103	—	113	—
Net amount recognized in the Consolidated Balance Sheets	(38)	(90)	(16)	(86)

The following table presents the pre-tax amounts included in Other comprehensive income (loss):

	Year ended		Year ended		Year ended
	December 31, 2016		December 31, 2015		December 31, 2014
		Other post-		Other post-		Other post-
	Pension	retirement	Pension	retirement	Pension	retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$
Prior service credit	—	—	(10)	—	(1)	—
Amortization of prior year service cost	5	—	3	—	3	—
Net (loss) gain	(53)	(2)	2	4	(8)	(8)
Amortization of net actuarial loss	6	—	7	1	28	—
Net amount recognized in other comprehensive (loss) income (pre-tax)	(42)	(2)	2	5	22	(8)

An estimated amount of $13 million for pension plans and nil for other post-retirement benefit plans will be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2017.

At December 31, 2016, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value of plan assets were $765 million and $624 million, respectively (2015 – $405 million and $276 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
Components of net periodic benefit cost for pension plans	2016	2015	2014
	$	$	$
Service cost for the year	31	34	35
Interest expense	51	60	77
Expected return on plan assets	(80)	(86)	(101)
Amortization of net actuarial loss	5	7	9
Settlement loss(a)	1	—	19
Amortization of prior year service cost	5	3	3
Net periodic benefit cost	13	18	42

	Year ended December 31,	Year ended December 31,	Year ended December 31,
Components of net periodic benefit cost for other post-retirement benefit plans	2016	2015	2014
	$	$	$
Service cost for the year	2	2	2
Interest expense	4	4	5
Net periodic benefit cost	6	6	7

(a)

The settlement loss of $19 million in the pension plans for the year ended December 31, 2014 is related to the previously closed Ottawa, Ontario paper mill (see Note 16 “Closure and restructuring costs and liability”).

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the accrued benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

	December 31,	December 31,	December 31,
Pension plans	2016	2015	2014
Accrued benefit obligation
Discount rate	3.8%	4.0%	3.9%
Rate of compensation increase	2.7%	2.7%	2.7%
Net periodic benefit cost
Discount rate	4.1%	3.9%	4.8%
Rate of compensation increase	2.8%	2.8%	2.7%
Expected long-term rate of return on plan assets	5.3%	5.6%	6.3%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Effective December 31, 2015, the Company changed the approach used to estimate the current service and interest cost components of net periodic benefit cost for Canadian pension plans and U.S. funded pension plans utilizing a yield curve approach. This change compared to the previous approach results in different current service and interest cost components of net periodic benefit cost (credit) in future periods. Previously, the current service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the defined benefit obligation at the beginning of the year for each country. The Company elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. The Company made this change to provide a more precise measurement of current service and interest cost components by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of the total defined benefit obligation, but affects the current service and interest cost components going forward. The Company has accounted for this change as a change in accounting estimate.

For the U.S. unfunded pension plan and other post-retirement benefits, given materiality, the previous approach has continued to be applied except that discount rates were determined based on plans’ projected cash flows.

For Canadian plans, short-term yields to maturity are derived from actual AA rated corporate bond yield data. For longer terms, extrapolated data is used. The extrapolated data are created by adding a term-based spread over long provincial bond yields. For U.S. funded plans, the rates are taken from the Mercer Yield Curve which is based on bonds rated AA by Moody’s or Standard & Poor’s, excluding callable bonds, bonds of less than a minimum issue size, and certain other bonds. The universe of bonds also includes private placement (traded in reliance on Rule 144A and which are at least two years from issuance), make whole, and foreign corporation (denominated in U.S. dollars) bonds.

The discount rate for U.S. unfunded plans of 4.1% is obtained by incorporating the plans’ expected cash flows in the Mercer Yield Curve.

Effective January 1, 2017, the Company will use 5.4% (2016 – 5.3%; 2015 – 5.6%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations as applicable.

	December 31,	December 31,	December 31,
Other post-retirement benefit plans	2016	2015	2014
Accrued benefit obligation
Discount rate	3.9%	4.1%	3.9%
Rate of compensation increase	2.8%	2.8%	2.8%
Net periodic benefit cost
Discount rate	4.1%	3.9%	4.8%
Rate of compensation increase	2.8%	2.8%	2.7%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

For measurement purposes, a 5.0% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2016. The rate was assumed to decrease gradually to 4.1% by 2034 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
	$	$
Impact on net periodic benefit cost for other post-retirement benefit plans	1	—
Impact on accrued benefit obligation	8	(7)

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

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2016, by asset category:

	Fair Value Measurements at
	December 31, 2016
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	80	80	—	—
Asset backed notes (1)	118	—	115	3
Canadian government bonds	81	81	—	—
Canadian corporate debt securities	3	2	1	—
Bond index funds (2 & 3)	585	—	585	—
Canadian equities (4)	100	100	—	—
U.S. equities (5)	77	77	—	—
International equities (6)	226	226	—	—
U.S. stock index funds (3 & 7)	193	—	193	—
Insurance contracts (8)	84	—	—	84
Derivative contracts (9)	(1)	—	(1)	—
Total	1,546	566	893	87

(1)	This category is described in the section “Asset Backed Notes”.
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

(4)	This category represents an active segregated large capitalization Canadian equity portfolio with the ability to purchase small and medium capitalized companies.
(5)	This category represents U.S. equities held within an active segregated global equity portfolio.
(6)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.
(7)	This category represents two equity index funds, not actively managed, that track the Russell 3000 index.
(8)

This category includes: 1) two group annuity contracts totaling $76 million purchased through an insurance company that are held in the pension plans’ name as an asset within the pension plans. These insurance contracts cover pension entitlements associated with specific groups of retired members of the pension plans and 2) $8 million of insurance contracts with a minimum guarantee rate.

(9)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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
(2)

This category represents two Canadian bond index fund not actively managed that track the FTSE TMX Long-term bond index, and the FTSE TMX Universe bond index and a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.

(3)

The fair value of these plan assets are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)

This category represents active segregated large capitalization Canadian equity portfolios with the ability to purchase small and medium capitalized companies and $4 million of Canadian equities held within an active segregated global equity portfolio.

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

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

ASSET BACKED NOTES

At December 31, 2016, Domtar’s Canadian defined benefit pension funds held restructured asset backed notes (“ABN”) valued at $118 million (CDN $158 million). At December 31, 2015, the plans held ABN valued at $146 million (CDN $201 million). During 2016, the total value of ABN benefited from an increase in value of $8 million (CDN $10 million) and by a $4 million impact in the value of the Canadian dollar. For the same period, the total value of the ABN was reduced by repayments totalling $40 million (CDN $53 million).

These ABN were subject to restructuring under the court order governing the Montreal Accord that was completed in January 2009. About $116 million (CDN $154 million) of these notes were repaid in January 2017. These maturing notes were valued at a minimal discount to the repayment amount. The values for the $3 million of remaining ABN were sourced either from the asset manager of the ABN, or from trading values for similar securities of similar credit quality.

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	ABN(1)	Insurance contracts	TOTAL
	$	$	$
Balance at December 31, 2014	15	8	23
(Settlements)/Purchases	(4)	79	75
Return on plan assets	1	3	4
Effect of foreign currency exchange rate change	(2)	(4)	(6)
Balance at December 31, 2015	10	86	96
(Settlements)/Purchases	(7)	(5)	(12)
Return on plan assets	—	1	1
Effect of foreign currency exchange rate change	—	2	2
Balance at December 31, 2016	3	84	87

(1)	Includes $3 million of Montreal Accord in 2016 (2015 – $4 million)

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2016 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2017	102	4
2018	100	4
2019	102	4
2020	102	5
2021	102	5
2022-2026	515	24

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating loss (income), net includes the following:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
	$	$	$
Alternative fuel tax credits (Note 10)	—	—	(18)
Net gain on sale of property, plant and equipment	—	(15)	—
Bad debt expense	—	5	2
Environmental provision	2	4	1
Foreign exchange loss (gain)	6	(3)	(1)
Proceeds from insurance claims on machinery and equipment	—	—	(11)
Other	(4)	4	(2)
Other operating loss (income), net	4	(5)	(29)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
	$	$	$
Interest on long-term debt (1)	59	82	95
Premium paid on repurchase of long-term debt	—	40	—
Reversal of fair value increment on long-term debt	—	(1)	—
Interest on receivables securitization	2	1	1
Interest on withdrawal liabilities for multiemployer plans	3	4	3
Amortization of debt issuance costs and other	2	6	4
	66	132	103

(1)	The Company capitalized $5 million of interest expense in 2016 ($3 million in 2015 and 2014, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

INCOME TAXES

The Company’s earnings before income taxes by taxing jurisdiction were:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
	$	$	$
U.S. earnings	69	26	86
Foreign earnings	88	130	175
Earnings before income taxes	157	156	261

Provisions for income taxes include the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
	$	$	$
U.S. Federal and State:
Current	10	61	20
Deferred	1	(78)	(213)
Foreign:
Current	10	9	11
Deferred	8	22	12
Income tax expense (benefit)	29	14	(170)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes due to the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
	$	$	$
U.S. federal statutory income tax	55	55	91
Reconciling Items:
State and local income taxes, net of federal income tax benefit	3	1	3
Foreign income tax rate differential	(14)	(16)	(18)
Tax credits and special deductions	(18)	(16)	(18)
Alternative fuel tax credit income	—	—	(6)
Tax rate changes	—	(5)	(16)
Uncertain tax positions	2	1	(194)
U.S. manufacturing deduction	(2)	(6)	(9)
Functional currency differences	—	1	(5)
Valuation allowance on deferred tax assets	(1)	(1)	7
Other	4	—	(5)
Income tax expense (benefit)	29	14	(170)

During 2016, the Company recorded $18 million of tax credits, mainly research and experimentation credits, which significantly impacted the effective tax rate. The effective tax rate for 2016 was also significantly impacted by the Company’s foreign operations being taxed at lower statutory tax rates.

During 2015, the Company recorded $16 million of tax credits, mainly research and experimentation credits, which significantly impacted the effective tax rate. The effective tax rate for 2015 was also impacted by the manufacturing deduction in the U.S., enacted law changes in various U.S. states, and the impact of the Company’s foreign operations being taxed at lower statutory tax rates.

In 2014, the Company settled its ongoing U.S. federal income tax audit for tax years 2009, 2010, and 2011, and the Company filed related amended state tax returns. As a result of the audit completion, the Company recognized previously unrecognized gross tax benefits of $223 million and reversed related deferred tax assets of $23 million for a net tax benefit of $200 million for 2014. This $200 million benefit, less $6 million of expense for other 2014 activity, impacted the 2014 effective tax rate and is included in the table above in the uncertain tax positions benefit of $194 million. The audit closure also resulted in an additional $7 million benefit related to the U.S. manufacturing deduction which impacted the effective tax rate for 2014 and is included in the $9 million for that line item above. The effective tax rate was also impacted by the recognition of $18 million of Alternative Fuel Tax Credits (“AFTC”) with no related tax expense.  During 2014, the Company recorded $18 million of tax credits, mainly research and experimentation credits pertaining to current and prior years. The effective tax rate for 2014 was also impacted by an enacted tax rate decrease in Spain and tax losses related to functional currency differences, and the impact of the Company’s foreign operations being taxed at lower statutory tax rates.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2016 and December 31, 2015 are comprised of the following:

	December 31,	December 31,
	2016	2015
	$	$
Accounting provisions	62	57
Net operating loss carryforwards and other deductions	43	48
Pension and other employee future benefit plans	65	59
Inventory	15	17
Tax credits	25	25
Other	—	16
Gross deferred tax assets	210	222
Valuation allowance	(22)	(23)
Net deferred tax assets	188	199
Property, plant and equipment	(648)	(647)
Impact of foreign exchange on long-term debt and investments	(8)	(6)
Intangible assets	(152)	(157)
Other	(10)	—
Total deferred tax liabilities	(818)	(810)
Net deferred tax liabilities	(630)	(611)
Included in:
Other assets (Note 15)	2	2
Deferred income taxes and other	(632)	(613)
Total	(630)	(611)

At December 31, 2016, the Company had less than $1 million of federal net operating loss carryforwards remaining which expire in 2032. These U.S. federal net operating losses are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), that can vary from year to year. The Company also has other foreign net operating losses and deduction limitations of $140 million, which may be carried forward indefinitely.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits for which a valuation allowance of $4 million exists at December 31, 2016, and certain foreign loss carryforwards for which a valuation allowance of $18 million exists at December 31, 2016. Of this amount, $(1) million impacted tax expense and the effective tax rate for 2016 (2015 – $(1) million; 2014 – $7 million).

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

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2016, the Company had gross unrecognized tax benefits of approximately $43 million ($41 million and $48 million for 2015 and 2014, respectively). If recognized in 2017, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31,	December 31,	December 31,
	2016	2015	2014
	$	$	$
Balance at beginning of year	41	48	259
Additions based on tax positions related to current year	3	3	3
Additions for tax positions of prior years	3	2	10
Reductions for tax positions of prior years	(2)	(1)	—
Reductions related to settlements with taxing authorities	—	(4)	(223)
Expirations of statutes of limitations	(3)	(7)	(4)
Interest	1	1	4
Foreign exchange impact	—	(1)	(1)
Balance at end of year	43	41	48

As a result of the acquisition of Indas on January 2, 2014, the Company recorded unrecognized tax benefits which are shown as additions for tax positions of prior years in the table above.

The Company recorded $1 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2016 ($1 million and $4 million for 2015 and 2014, respectively). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense. The Company believes it is reasonably possible that up to $12 million of its unrecognized tax benefits may be recognized by December 31, 2017, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty.

The major jurisdictions where the Company and its subsidiaries will file tax returns for 2016, in addition to filing one consolidated U.S. federal income tax return, are Canada, Sweden and Spain. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various U.S. states and Canadian provinces. At December 31, 2016, the Company’s subsidiaries are subject to foreign federal income tax examinations for the tax years 2007 through 2015, with federal years prior to 2013 being closed from a cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 31,	December 31,
	2016	2015
	$	$
Work in process and finished goods	413	432
Raw materials	132	130
Operating and maintenance supplies	214	204
	759	766

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

GOODWILL

Changes in the carrying value of goodwill are as follows:

	December 31,	December 31,
	2016	2015
	$	$
Balance at beginning of year	539	567
Acquisition of HDIS (Note 3)	17	—
Effect of foreign currency exchange rate change	(6)	(28)
Balance at end of year	550	539

The goodwill at December 31, 2016 is entirely related to the Personal Care reporting segment.

The Company performed its annual goodwill impairment testing at October 1, 2016, 2015 and 2014 and determined that the estimated fair value of the Personal Care reporting unit exceeded its carrying value. As a result, no impairment charges were recorded during 2016, 2015 or 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of	December 31,	December 31,
	useful lives	2016	2015
		$	$
Machinery and equipment	3-20	7,408	7,255
Buildings and improvements	10-40	1,007	975
Timberlands	(1)	200	196
Assets under construction	—	94	224
		8,709	8,650
Less: Accumulated depreciation		(5,884)	(5,815)
		2,825	2,835

(1)	Amortization is calculated using the unit of production method.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2016 was $329 million (2015 – $340 million; 2014 – $363 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives	December 31,			December 31,
	(in years)	2016			2015
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 - 40	369	(60)	309	354	(46)	308
Technology	7 - 20	8	(3)	5	8	(2)	6
Non-Compete	9	1	—	1	1	—	1
License rights	12	28	(8)	20	28	(6)	22
		409	(72)	337	394	(55)	339
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		225	—	225	215	—	215
License rights		6	—	6	6	—	6
Catalog rights		36	—	36	37	—	37
Total		680	(72)	608	656	(55)	601

Amortization expense related to intangible assets for the year ended December 31, 2016 was $19 million (2015 – $19 million; 2014 – $21 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2017	2018	2019	2020	2021
	$	$	$	$	$
Amortization expense related to intangible assets	21	20	20	20	20

The Company performed its annual impairment test on its indefinite-lived intangible assets at October 1, 2016, 2015 and 2014, using a quantitative approach, except for the license rights and water rights, where the Company used a qualitative approach, and determined that the estimated fair values of its indefinite-lived intangible assets significantly exceeded their carrying amounts. No impairment charge was recorded for indefinite-lived intangible assets during 2016, 2015 or 2014.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

OTHER ASSETS

The following table presents the components of other assets:

	December 31,	December 31,
	2016	2015
	$	$
Pension asset - defined benefit pension plans (Note 7)	103	113
Investment tax credits receivable	4	—
Unamortized debt issuance costs	5	3
Deferred income tax assets (Note 10)	2	2
Derivative financial instruments (Note 23)	8	3
Other	7	4
	129	125

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

In the fourth quarter of 2016, as a result of a revision in the Company’s estimated withdrawal liability for U.S. multiemployer plans, the Company recorded a credit of $4 million in Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss). At December 31, 2016, the total provision for the withdrawal liabilities was $50 million.

Plymouth, North Carolina mill

On September 23, 2016, the Company announced a plan to optimize fluff pulp manufacturing at its Plymouth, North Carolina mill. The restructuring, which is expected to be completed by mid-2017, includes the permanent closure of a pulp dryer and idling of related assets, in addition to a workforce reduction of approximately 100 positions. The streamlining process will also right-size the mill to an annualized production target of approximately 380,000 metric tons of fluff pulp. The Company recorded $5 million of severance and termination costs under Closure and restructuring costs during the third quarter of 2016.

Ashdown, Arkansas mill

On December 10, 2014, the Company announced a project to convert a paper machine at its Ashdown, Arkansas mill to a high quality fluff pulp line used in absorbent applications such as baby diapers, feminine hygiene and adult incontinence products. The Company also invested in a pulp bale line that will provide flexibility to manufacture papergrade softwood pulp, contingent on market conditions. The conversion work commenced during the second quarter of 2016 and the production of bale softwood pulp began in the third quarter of 2016. The fluff qualification period began in the fourth quarter of 2016. The fluff pulp line will allow for the production of up to 516,000 metric tons of fluff pulp per year once the machine is in full operation. The project resulted in the permanent reduction of 364,000 short tons of annual uncoated freesheet production capacity on March 31, 2016.

The Company recorded $29 million for the year ended December 31, 2016, of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss). During 2016, the Company also recorded $26 million of costs related to the fluff pulp conversion outage and $1 million of severance and termination costs under Closure and restructuring costs.

The Company recorded $77 million for the year ended December 31, 2015, of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss). During 2015, the Company also recorded $3 million of severance and termination costs under Closure and restructuring costs.

In the fourth quarter of 2014, the Company recorded $4 million of accelerated depreciation under Impairment of property plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income (Loss) and $3 million of inventory obsolescence under Closure and restructuring costs.

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

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

Other costs

During 2016, other costs related to previous and ongoing closures included $3 million of severance and termination costs (2015 – $1 million; 2014 – $3 million) and $1 million of pension settlement (2015 and 2014 – nil).

The following tables provide the components of closure and restructuring costs by segment:

	Year ended
	December 31, 2016
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	8	1	9
Pension settlement and withdrawal liability	(3)	—	(3)
Fluff pulp conversion outage	26	—	26
Closure and restructuring costs	31	1	32

	Year ended
	December 31, 2015
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	3	1	4
Closure and restructuring costs	3	1	4

	Year Ended
	December 31, 2014
	Pulp and Paper		Personal Care	Total
	$		$	$
Severance and termination costs	4		1	5
Inventory write-down	4		—	4
Pension settlement and withdrawal liability	19	(a)	—	19
Closure and restructuring costs	27		1	28

(a) Related to the previously closed Ottawa paper mill.

The following table provides the activity in the closure and restructuring liability:

	December 31,	December 31,
	2016	2015
	$	$
Balance at beginning of year	3	2
Additions	9	4
Payments	(5)	(3)
Balance at end of year	7	3

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

The $7 million provision is comprised of severance and termination costs of $6 million and $1 million in the Pulp and Paper segment and Personal Care segment, respectively.

Closure and restructuring costs are based on management’s best estimates at December 31, 2016. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further impairment charges may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31,	December 31,
	2016	2015
	$	$
Trade payables	332	350
Payroll-related accruals	160	160
Accrued interest	16	18
Payables on capital projects	13	16
Rebate accruals	62	66
Liability - pension and other post-retirement benefit plans (Note 7)	4	4
Liability - multiemployer plan withdrawal	2	2
Provision for environment and other asset retirement obligations (Note 22)	15	14
Closure and restructuring costs liability (Note 16)	7	3
Derivative financial instruments (Note 23)	11	53
Dividends payable (Note 21)	26	25
Stock-based compensation - liability awards	2	4
Other	6	5
	656	720

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the period ended  December 31, 2016 and 2015.

	Net derivative
	(losses) gains on		Post-retirement	Foreign currency
	cash flow hedges	Pension items(2)	benefit items(2)	items	Total
	$	$	$	$	$
Balance at December 31, 2014	(15)	(192)	(13)	(48)	(268)
Natural gas swap contracts	(8)	N/A	N/A	N/A	(8)
Currency options	(40)	N/A	N/A	N/A	(40)
Foreign exchange forward contracts	7	N/A	N/A	N/A	7
Net (gain) loss	N/A	(5)	3	N/A	(2)
Foreign currency items	N/A	N/A	N/A	(223)	(223)
Other comprehensive (loss) income before reclassifications	(41)	(5)	3	(223)	(266)
Amounts reclassified from Accumulated other comprehensive loss	26	7	—	—	33
Net current period other comprehensive (loss) income	(15)	2	3	(223)	(233)
Balance at December 31, 2015	(30)	(190)	(10)	(271)	(501)
Natural gas swap contracts	4	N/A	N/A	N/A	4
Net investment hedge	(1)	N/A	N/A	N/A	(1)
Currency options	8	N/A	N/A	N/A	8
Foreign exchange forward contracts	16	N/A	N/A	N/A	16
Net gain	N/A	(38)	(1)	N/A	(39)
Foreign currency items	N/A	N/A	N/A	(7)	(7)
Other comprehensive income (loss) before reclassifications	27	(38)	(1)	(7)	(19)
Amounts reclassified from Accumulated other comprehensive loss	14	7	—	—	21
Net current period other comprehensive income (loss)	41	(31)	(1)	(7)	2
Balance at December 31, 2016	11	(221)	(11)	(278)	(499)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. CHANGES IN OTHER ACCUMULATED COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss(1)
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
	$	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts	12	16	(4)	(2)
Currency options and forwards	12	28	16	(2)
Total before tax	24	44	12
Tax expense	(10)	(18)	(4)
Net of tax	14	26	8
Amortization of defined benefit pension items
Amortization of prior year service cost	5	3	22	(3)
Amortization of net actuarial loss	6	7	9	(3)
Total before tax	11	10	31
Tax expense	(4)	(3)	(9)
Net of tax	7	7	22

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 7 "Pension Plans and Other Post-Retirement Benefit Plans" for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

LONG-TERM DEBT

		Par		December 31,	December 31,
	Maturity	Amount	Currency	2016	2015
		$		$	$
Unsecured notes
9.5% Notes	2016	39	US	—	39
10.75% Notes	2017	63	US	63	63
4.4% Notes	2022	300	US	300	300
6.25% Notes	2042	250	US	249	249
6.75% Notes	2044	250	US	249	249
Revolving Credit Facility	2021	50	US	50	50
Term Loan	2025	300	US	300	300
Securitization	2019	70	US	70	—
Capital lease obligations and other	2016 - 2028			8	10
				1,289	1,260

Less: Unamortized debt issuance costs				8	9

Less: Due within one year				63	41
				1,218	1,210

Principal long-term debt repayments, including capital lease obligations, in each of the next five years will amount to:

	Long-term debt	Capital leases and other
	$	$
2017	63	1
2018	—	1
2019	70	1
2020	—	1
2021	50	1
Thereafter	1,100	6
	1,283	11
Less: Amounts representing interest	—	3
Total payments	1,283	8

UNSECURED NOTES

The Company’s 9.5% Notes, in the aggregate principal amount of $39 million, matured on August 1, 2016.

The Company redeemed on August 20, 2015 (the redemption date), $55 million in aggregate principal amount of its 9.5% Notes due 2016, representing approximately 59% of the outstanding notes, and $215 million in aggregate principal amount of its 10.75% Notes due 2017, representing approximately 77% of the outstanding notes. The redemption price for the notes was equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, plus a make-whole premium of $42 million that was incurred in the third quarter of 2015.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

In addition, the Company’s 7.125% Notes, in the aggregate principal amount of $167 million, matured on August 15, 2015.

The above-noted redemptions and repayment of notes were funded through a combination of cash on hand, borrowings under the Company’s credit facilities and proceeds from a new $300 million 10-year term loan agreement with a syndicate of bank lenders.

REVOLVING CREDIT FACILITY

In August 2016, the Company amended and restated its unsecured revolving credit facility (the “Credit Agreement”) with certain domestic and foreign banks, increasing the amount available from $600 million to $700 million. The amendment also extended the Credit Agreement’s maturity date from October 3, 2019 to August 18, 2021. The amendment also allows certain foreign subsidiaries to be borrowers under the facility. The maturity date of the facility may be extended by one year and the lender commitments may be increased by up to $400 million, subject to lender approval and customary requirements.

Borrowings by the Company under the Credit Agreement are guaranteed by its significant domestic subsidiaries. Borrowings by foreign borrowers under the Credit Agreement are guaranteed by the Company, the Company’s significant domestic subsidiaries and certain of the Company’s foreign significant subsidiaries. The amendment allowed certain insignificant domestic subsidiaries that were previously guarantors, to be released from their guarantees of any obligations under the credit facility.

Borrowings under the Credit Agreement bear interest at LIBOR, EURIBOR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to the Company’s credit rating. In addition, the Company pays facility fees quarterly at rates dependent on the Company's credit ratings.

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At December 31, 2016, the Company was in compliance with these financial covenants, and $50 million was borrowed (December 31, 2015 – $50 million).

TERM LOAN

In the third quarter of 2015, a wholly owned subsidiary of Domtar borrowed $300 million under an unsecured 10 year Term Loan Agreement with certain domestic banks.

The Company and certain significant domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Term Loan Agreement. On August 18, 2016, Domtar entered into an amendment to its Term Loan Agreement, pursuant to which, among other things, certain insignificant subsidiaries were released from their guarantees of the borrower’s obligations under the Term Loan Agreement.

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%.

The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2016, the Company was in compliance with these financial covenants.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

RECEIVABLES SECURITIZATION

The Company has a $150 million receivables securitization facility that matures in March 2019. The Company uses securitization of certain receivables to provide additional liquidity to fund its operations. Sales of receivables under this program are accounted for as secured borrowings. The costs under the program vary based on changes in interest rates and amounts borrowed.

The Company’s securitization program consists of the ongoing sale of most of the receivables of its domestic subsidiaries to a bankruptcy remote consolidated subsidiary which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables to support the issue of letters of credit or borrowings.

The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the 2016 Credit Agreement, or the failure by Domtar to satisfy material obligations.

At December 31, 2016, $70 million was borrowed under this facility and $48 million of letters of credit were outstanding under the program (2015 – nil and $38 million, respectively).

In 2016, a net charge of $2 million (2015 – $1 million; 2014 – $1 million) resulted from the program described above and was included in Interest expense, net in the Consolidated Statements of Earnings and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

.	December 31,	December 31,
	2016	2015
	$	$
Liability - other post-retirement benefit plans (Note 7)	86	82
Pension liability - defined benefit pension plans (Note 7)	141	129
Pension liability - multiemployer plan withdrawal	48	52
Provision for environmental and asset retirement obligations (Note 22)	35	38
Stock-based compensation - liability awards	17	13
Derivative financial instruments (Note 23)	10	14
Other	21	22
	358	350

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations and demolition of certain abandoned buildings. At December 31, 2016, Domtar estimated the net present value of its asset retirement obligations to be $16 million (2015 – $16 million); the present value is based on probability weighted undiscounted cash outflows of $60 million (2015 – $61 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2056. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 5.5% and 12.0%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31,	December 31,
	2016	2015
	$	$
Asset retirement obligations, beginning of year	16	20
Revisions to estimated cash flows	—	(3)
Asset retirement obligation payments	(1)	(1)
Accretion expense	1	1
Effect of foreign currency exchange rate change	—	(1)
Asset retirement obligations, end of year	16	16

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21.

SHAREHOLDERS’ EQUITY

On April 30, 2014, the Company’s Board of Directors approved a 2-for-1 split of its common stock that was effected through a stock dividend. Shareholders of record on June 10, 2014 received one additional share for every share they owned on that date. As a result of the stock split, total shares of the Company’s common stock outstanding increased from approximately 32.5  million to 65 million.

During 2016, the Company declared one quarterly dividend of $0.40 per share and three quarterly dividends of $0.415 per share, to holders of the Company’s common stock. The total dividends of approximately $25 million, $26 million, $26 million and $26 million were paid on April 15, 2016, July 15, 2016, October 17, 2016 and January 17, 2017, respectively, to shareholders of record as of April 4, 2016, July 5, 2016, October 3, 2016 and January 3, 2017, respectively.

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

On February 21, 2017, the Company’s Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on April 17, 2017 to shareholders of record on April 3, 2017.

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

During 2016, the Company repurchased 304,915 shares (2015 – 1,210,932; 2014 – 996,967) at an average price of $32.21 (2015 – $41.40; 2014 – $38.59) for a total cost of $10 million (2015 – $50 million; 2014 – $38 million).

Since the inception of the Program, the Company repurchased 24,853,827 shares at an average price of $39.33 for a total cost of $977 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue 20 million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2016 or December 31, 2015.

COMMON STOCK

The Company is authorized to issue two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2016 and December 31, 2015, were as follows:

	December 31,		December 31,
	2016		2015
	Number		Number
Common stock	of shares	$	of shares	$
Balance at beginning of year	62,849,936	1	64,010,087	1
Shares issued
Treasury stock (1)	(261,099)	—	(1,160,151)	—
Balance at end of year	62,588,837	1	62,849,936	1

(1)

During 2016, the Company repurchased 304,915 shares through the Program (2015 – 1,210,932) and issued 43,816 shares (2015 – 50,781) out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

In 2016, the Company’s operating expenses for environmental matters amounted to $65 million (2015 – $70 million; 2014 – $68 million).

The Company made capital expenditures for environmental matters of $4 million in 2016 (2015 – $7 million; 2014 – $14 million).

An action was commenced by Seaspan International Ltd. (“Seaspan”) in the Supreme Court of British Columbia, on March 31, 1999 against the Company and others with respect to alleged contamination of Seaspan’s site bordering Burrard Inlet in North Vancouver, British Columbia, including contamination of sediments in Burrard Inlet, due to the presence of creosote and heavy metals. On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan and the Company, in order to define and implement an action plan to address soil, sediment and groundwater issues. Working with authorities, Seaspan and the Company selected a remedial plan and obtained permitting approval on May 14, 2015 from the Vancouver Fraser Port Authority. Construction began in January 2017. The Company has recorded an environmental reserve to address its estimated exposure. The possible cost in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2016	2015
	$	$
Balance at beginning of year	52	60
Additions	2	1
Environmental spending	(5)	(3)
Accretion	—	1
Effect of foreign currency exchange rate change	1	(7)
Balance at end of year (1)	50	52

(1)	At December 31, 2016, $15 million is shown in Trade and other payables (see Note 17) and $35 million is shown in Other liabilities and deferred credits (see Note 20).

At December 31, 2016, anticipated undiscounted payments in each of the next five years are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and asset retirement obligations	15	6	4	1	2	66	94

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

DECEMBER 31, 2016

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

In the United States, EPA’s Clean Power Plan requires states to develop compliance plans to reduce greenhouse gases (“GHG”) emissions beginning in 2022 from existing electric utilities. The Clean Power Plan requirements could result in significant changes to state energy resources and increase the cost of purchased energy in most states. The final rule is being litigated and on February 9, 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan until the litigation is resolved. Oral argument was held before the U.S. Court of Appeals for the D.C. Circuit on September 27, 2016, and a final decision is expected within months, although subsequent appeals to the U.S. Supreme Court are likely. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The EPA is also developing a biogenic carbon accounting framework to account for carbon dioxide emissions from biomass fuels for Clean Air Act permitting and other regulatory purposes. The Company does not expect to be disproportionately affected by any future EPA measures compared with other pulp and paper producers in the U.S.

The Government of Canada is reviewing national policies to further GHG reductions and has announced its intent to establish a national price on carbon emissions. The Company does not expect its facilities to be disproportionately affected by these measures compared with other pulp and paper producers in Canada.

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

Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”) or Boiler MACT

The Company has implemented its plans and is in compliance with EPA’s Boiler MACT rule. On December 23, 2016, The U.S. Court of Appeals for the D.C. Circuit granted EPA’s request to remand versus vacate certain standards in the Boiler MACT rule. The Court directed the EPA to identify the affected standards and issue the rulemaking to implement replacement standards expeditiously. Adjustments to compliance plans may be needed to accommodate any changes to the final rule.  It is not expected that any changes will require additional capital costs for compliance and/or additional operating costs.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2016, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Spanish Competition Investigation

On October 15, 2015, the Competition Directorate of Spain’s National Commission of Markets and Competition (“CNMC”) filed a Statement of Objections against a number of industry participants alleging the existence of a series of agreements between manufacturers, distributors and pharmacists to fix prices and to allocate margins for heavy adult incontinence products within the pharmacy channel in Spain during the period from December 1996 through January 2014. Among the parties named in the Statement of Objections was Indas, which the Company acquired in January 2014, and two of its affiliates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

On May 26, 2016, the CNMC rendered its final decision, which declared that a number of manufacturers of heavy adult incontinence products, the sector association and certain individuals participated in price fixing during the period from December 1996 through January 2014. Indas and one of its subsidiaries were fined a total of €13.5 million ($14.9 million) for their participation. A provision was recorded in the second quarter of 2016 in the amount of €13.3 million ($14.7 million) in Other operating loss (income), net.

The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers was backed by a retained purchase price of €3 million ($3.3 million) and bank guarantees of €9 million ($9.9 million).

On June 27, 2016, in light of the CNMC decision, the sellers, in terms of their indemnity obligations, agreed to the appropriation by the Company of the retained purchase price and the release of the bank guarantees. Accordingly, a recovery of €12 million ($13.2 million) was recorded in the second quarter of 2016 and included in Other operating loss (income), net.

In July 2016, the fines were paid and Indas and two of its affiliates named in the final decision appealed the decision to the Spanish courts.

The Company purchased limited insurance coverage with respect to the purchase agreement, and is seeking to recover the remaining €1.5 million ($1.7 million) under the insurance policy. Any recovery from the insurers would be recorded in the period when the proceeds are received.

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2016, were as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	25	23	18	16	13	38	133
Other commercial commitments	87	8	5	3	2	1	106

Total operating lease expense amounted to $28 million in 2016 (2015 – $28 million; 2014 – $32 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2016, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2016 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2016, one of Domtar’s Pulp and Paper segment customers located in the U.S. represented 12% or $74 million (2015 – 12% or $78 million) of the Company’s receivables.

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

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, bank indebtedness, revolving credit facility and long-term debt. The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby it agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. In December 2014, the Company entered into a $100 million notional 2.5 year fixed to floating interest rate swap. This swap was designated as a fair value hedge for a portion of its 10.75% Notes due June 2017. The changes in fair value of both the hedging and the hedged item were immediately recognized in interest expense. In August 2015, the Company terminated this swap simultaneously with the redemption of $215 million of its 10.75% Notes, with no significant impact on net earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 60 months.

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2016 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(1)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2017	8,980,000	$28	35%
2018	5,085,000	$15	20%
2019	6,560,000	$20	26%
2020	5,750,000	$18	23%
2021	3,920,000	$12	15%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of December 31, 2016. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the year ended December 31, 2016 resulting from hedge ineffectiveness (2015 and 2014 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 24 months. Derivatives are currently used to hedge a portion of forecasted sales by its U.S. subsidiaries in Euros and in British pounds over a period of between 6 to 12 months. Derivatives are also currently used to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over a period of between 12 to 18 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of December 31, 2016 to hedge forecasted purchases and sales:

				Percentage of
			Notional	forecasted net
	Business	Year of	contractual	exposures under	Average	Average
Currency exposure hedged	Segment	maturity	value	contracts	Protection rate	Obligation rate
		2017
CDN/USD	Pulp and Paper		511 CDN	66%	1 USD = 1.3045	1 USD = 1.3570
USD/Euro	Personal Care		55 USD	82%	1 Euro = 1.1336	1 Euro = 1.1336
Euro/USD	Pulp and Paper		19 EUR	31%	1 Euro = 1.1370	1 Euro = 1.1370
		2018
CDN/USD	Pulp and Paper		225 CDN	29%	1 USD = 1.2951	1 USD = 1.3519
USD/Euro	Personal Care		14 USD	20%	1 Euro = 1.1532	1 Euro = 1.1532

The foreign exchange derivative contracts were fully effective as of December 31, 2016. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the year ended December 31, 2016 resulting from hedge ineffectiveness (2015 and 2014 - nil).

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

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (c) below) at December 31, 2016 and December 31, 2015, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2016	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	18	—	18	—	(a)	Prepaid expenses
Natural gas swap contracts	6	—	6	—	(a)	Prepaid expenses
Currency derivatives	6	—	6	—	(a)	Other assets
Natural gas swap contracts	2	—	2	—	(a)	Other assets
Total Assets	32	—	32	—
Liabilities derivatives
Currency derivatives	10	—	10	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Currency derivatives	6	—	6	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	4	—	4	—	(a)	Other liabilities and deferred credits
Total Liabilities	21	—	21	—
Other Instruments:
Long-term debt	1,313	—	1,313	—	(c)	Long-term debt

The net cumulative gain recorded in Accumulated other comprehensive loss relating to natural gas contracts is $3 million at December 31, 2016, of which $5 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2016.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases of $8 million at December 31, 2016, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2016.

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

(c)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,281 million and $1,251  million at December 31, 2016 and December 31, 2015, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24.

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

The accounting policies of the reportable segments are the same as described in Note 1. The Company evaluates segment performance based on operating income. Transfer prices between segments are based on market prices. Certain Corporate general and administrative costs are allocated to the segments. Corporate costs that are not related to segment activities, as well as the mark-to-market impact on stock based compensation awards, are presented on the Corporate line. The Company does not allocate interest expense and income taxes to the segments. Segment assets are those directly used in segment operations.

The Company attributes sales to customers in different geographical areas on the basis of the location of the customer.

Long-lived assets consist of property, plant and equipment, intangible assets and goodwill used in the generation of sales in the different geographical areas.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
SEGMENT DATA	2016	2015	2014
	$	$	$
Sales
Pulp and Paper	4,239	4,458	4,674
Personal Care	917	869	928
Total for reportable segments	5,156	5,327	5,602
Intersegment sales	(58)	(63)	(39)
Consolidated sales (1)	5,098	5,264	5,563
Depreciation and amortization of property, plant and equipment
Pulp and Paper	284	297	319
Personal Care	64	62	65
Total for reportable segments	348	359	384
Impairment of property, plant and equipment - Pulp and Paper	29	77	4
Consolidated depreciation and amortization and impairment of property, plant and equipment	377	436	388
Operating income (loss)
Pulp and Paper	217	270	352
Personal Care	57	61	49
Corporate	(51)	(43)	(37)
Consolidated operating income	223	288	364
Interest expense, net	66	132	103
Earnings before income taxes	157	156	261
Income tax expense (benefit)	29	14	(170)
Net earnings	128	142	431

(1)	In 2016 and 2015, Staples, one of the Company’s largest customers in the Pulp and Paper segment, represented approximately 11% (2015 – 10%) of the total sales.

	December 31,	December 31,
	2016	2015
	$	$
Segment assets
Pulp and Paper	3,637	3,667
Personal Care	1,884	1,822
Total for reportable segments	5,521	5,489
Corporate	159	165
Consolidated assets	5,680	5,654

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
SEGMENT DATA (CONTINUED)	2016	2015	2014
	$	$	$
Additions to property, plant and equipment
Pulp and Paper	287	221	161
Personal Care	55	57	86
Total for reportable segments	342	278	247
Corporate	4	6	5
Consolidated additions to property, plant and equipment	346	284	252
Add: Change in payables on capital projects	1	5	(16)
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	347	289	236

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2016	2015	2014
	$	$	$
Geographic information
Sales
United States	3,571	3,776	3,910
Canada	493	492	591
Europe	605	561	659
Asia	351	302	257
Other foreign countries	78	133	146
	5,098	5,264	5,563

	December 31,	December 31,
	2016	2015
	$	$
Long-lived assets
United States	2,589	2,566
Canada	642	640
Europe	752	769
	3,983	3,975

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 25.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Domtar A.W. LLC, Attends Healthcare Products Inc., EAM Corporation, Associated Hygienic Products LLC and Home Delivery Incontinent Supplies Co., all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. Pursuant to the amendment and restatement of the 2016 Credit Agreement on August 18, 2016, the Guaranteed Debt will not be guaranteed by certain of Domtar’s 100% owned subsidiaries; including Domtar Delaware Holdings Inc. and its foreign subsidiaries, including Attends Healthcare Limited, Domtar Inc. and Laboratorios Indas, S.A.U.. Also excluded are Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings, LLC, Domtar AI Inc., Domtar Personal Care Absorbent Hygiene Inc., Domtar Wisconsin Dam Corp. and Palmetto Enterprises LLC, (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2016 and 2015 and the Statements of Earnings and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2016, 2015 and 2014 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME	December 31, 2016
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,203	2,040	(1,145)	5,098
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,638	1,542	(1,145)	4,035
Depreciation and amortization	—	256	92	—	348
Selling, general and administrative	17	93	317	—	427
Impairment of property, plant and equipment	—	29	—	—	29
Closure and restructuring costs	—	31	1	—	32
Other operating loss (income), net	1	(1)	4	—	4
	18	4,046	1,956	(1,145)	4,875
Operating (loss) income	(18)	157	84	—	223
Interest expense (income), net	65	50	(49)	—	66
(Loss) earnings before income taxes	(83)	107	133	—	157
Income tax (benefit) expense	(43)	36	36	—	29
Share in earnings of equity accounted investees	168	97	—	(265)	—
Net earnings	128	168	97	(265)	128
Other comprehensive income (loss)	2	(12)	(35)	47	2
Comprehensive income	130	156	62	(218)	130

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE LOSS	December 31, 2015
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,346	2,070	(1,152)	5,264
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,726	1,573	(1,152)	4,147
Depreciation and amortization	—	256	103	—	359
Selling, general and administrative	11	105	278	—	394
Impairment of property, plant and equipment	—	77	—	—	77
Closure and restructuring costs	—	3	1	—	4
Other operating loss (income), net	5	(3)	(7)	—	(5)
	16	4,164	1,948	(1,152)	4,976
Operating (loss) income	(16)	182	122	—	288
Interest expense (income), net	131	30	(29)	—	132
(Loss) earnings before income taxes	(147)	152	151	—	156
Income tax (benefit) expense	(63)	38	39	—	14
Share in earnings of equity accounted investees	226	112	—	(338)	—
Net earnings	142	226	112	(338)	142
Other comprehensive loss	(233)	(235)	(215)	450	(233)
Comprehensive loss	(91)	(9)	(103)	112	(91)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME (LOSS)	December 31, 2014
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,440	2,250	(1,127)	5,563
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,762	1,761	(1,127)	4,396
Depreciation and amortization	—	264	120	—	384
Selling, general and administrative	29	209	178	—	416
Impairment of property, plant and equipment	—	4	—	—	4
Closure and restructuring costs	—	7	21	—	28
Other operating loss (income), net	2	(26)	(5)	—	(29)
	31	4,220	2,075	(1,127)	5,199
Operating (loss) income	(31)	220	175	—	364
Interest expense (income), net	101	26	(24)	—	103
(Loss) earnings before income taxes	(132)	194	199	—	261
Income tax (benefit) expense	(51)	(151)	32	—	(170)
Share in earnings of equity accounted investees	512	167	—	(679)	—
Net earnings	431	512	167	(679)	431
Other comprehensive loss	(203)	(194)	(168)	362	(203)
Comprehensive income (loss)	228	318	(1)	(317)	228

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2016
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	17	14	94	—	125
Receivables	—	305	308	—	613
Inventories	—	548	211	—	759
Prepaid expenses	15	19	6	—	40
Income and other taxes receivable	—	16	15	—	31
Intercompany accounts	331	184	47	(562)	—
Total current assets	363	1,086	681	(562)	1,568
Property, plant and equipment, net	—	2,000	825	—	2,825
Goodwill	—	313	237	—	550
Intangible assets, net	—	279	329	—	608
Investments in affiliates	3,976	2,678	—	(6,654)	—
Intercompany long-term advances	6	80	1,411	(1,497)	—
Other assets	15	18	103	(7)	129
Total assets	4,360	6,454	3,586	(8,720)	5,680

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	12	—	—	12
Trade and other payables	48	391	217	—	656
Intercompany accounts	136	115	311	(562)	—
Income and other taxes payable	16	—	6	—	22
Long-term debt due within one year	63	—	—	—	63
Total current liabilities	263	518	534	(562)	753
Long-term debt	841	299	78	—	1,218
Intercompany long-term loans	560	937	—	(1,497)	—
Deferred income taxes and other	—	556	126	(7)	675
Other liabilities and deferred credits	20	168	170	—	358
Shareholders' equity	2,676	3,976	2,678	(6,654)	2,676
Total liabilities and shareholders' equity	4,360	6,454	3,586	(8,720)	5,680

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2016
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	128	168	97	(265)	128
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(4,280)	4,149	203	265	337
Cash flows (used for) provided from operating activities	(4,152)	4,317	300	—	465
Investing activities
Additions to property, plant and equipment	—	(265)	(82)	—	(347)
Proceeds from disposals of property, plant and equipment and sale of business	—	—	1	—	1
Acquisition of businesses, net of cash acquired	—	(1)	(45)	—	(46)
Other	—	—	1	—	1
Cash flows used for investing activities	—	(266)	(125)	—	(391)
Financing activities
Dividend payments	(102)	—	—	—	(102)
Stock repurchase	(10)	—	—	—	(10)
Net change in bank indebtedness	—	12	—	—	12
Proceeds from receivables securitization facilities	—	—	140	—	140
Repayments of receivables securitization facilities	—	—	(70)	—	(70)
Repayments of long-term debt	(38)	(1)	(1)	—	(40)
Increase in long-term advances to related parties	—	(4,050)	(223)	4,273	—
Decrease in long-term advances to related parties	4,273	—	—	(4,273)	—
Other	(3)	—	—	—	(3)
Cash flows provided from (used for) financing activities	4,120	(4,039)	(154)	—	(73)
Net (decrease) increase in cash and cash equivalents	(32)	12	21	—	1
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of year	49	2	75	—	126
Cash and cash equivalents at end of year	17	14	94	—	125

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2015
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	142	226	112	(338)	142
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	134	(250)	89	338	311
Cash flows provided from (used for) operating activities	276	(24)	201	—	453
Investing activities
Additions to property, plant and equipment	—	(210)	(79)	—	(289)
Proceeds from disposals of property, plant and equipment	1	7	28	—	36
Other	—	—	9	—	9
Cash flows provided from (used for) investing activities	1	(203)	(42)	—	(244)
Financing activities
Dividend payments	(100)	—	—	—	(100)
Stock repurchase	(50)	—	—	—	(50)
Net change in bank indebtedness	—	(11)	—	—	(11)
Change of revolving credit facility	50	—	—	—	50
Issuance of long-term debt	—	300	—	—	300
Repayments of long-term debt	(436)	(2)	(1)	—	(439)
Increase in long-term advances to related parties	—	(75)	(152)	227	—
Decrease in long-term advances to related parties	227	—	—	(227)	—
Other	2	(1)	—	—	1
Cash flows (used for) provided from financing activities	(307)	211	(153)	—	(249)
Net (decrease) increase in cash and cash equivalents	(30)	(16)	6	—	(40)
Impact of foreign exchange on cash	—	—	(8)	—	(8)
Cash and cash equivalents at beginning of year	79	18	77	—	174
Cash and cash equivalents at end of year	49	2	75	—	126

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF	Year ended
CASH FLOWS	December 31, 2014
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	431	512	167	(679)	431
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(220)	(380)	124	679	203
Cash flows from operating activities	211	132	291	—	634
Investing activities
Additions to property, plant and equipment	—	(139)	(97)	—	(236)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Acquisition of business, net of cash acquired	—	—	(546)	—	(546)
Other	—	—	(5)	—	(5)
Cash flows used for investing activities	—	(139)	(647)	—	(786)
Financing activities
Dividend payments	(84)	—	—	—	(84)
Stock repurchase	(38)	—	—	—	(38)
Net change in bank indebtedness	(1)	(4)	(1)	—	(6)
Change of revolving credit facility	(160)	—	—	—	(160)
Proceeds from receivables securitization facilities	—	—	90	—	90
Repayments of receivables securitization facilities	—	—	(129)	—	(129)
Repayments of long-term debt	—	(3)	(1)	—	(4)
Increase in long-term advances to related parties	(292)	—	—	292	—
Decrease in long-term advances to related parties	—	10	282	(292)	—
Other	4	—	1	—	5
Cash flows (used for) provided from financing activities	(571)	3	242	—	(326)
Net decrease in cash and cash equivalents	(360)	(4)	(114)	—	(478)
Impact of foreign exchange on cash	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of year	439	22	194	—	655
Cash and cash equivalents at end of year	79	18	77	—	174

Domtar Corporation

Interim Financial Results (Unaudited)

(in millions of dollars, unless otherwise noted)

2016	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,287		$1,267		$1,270		$1,274		$5,098
Operating income	18	(a)	39	(b)	92	(c)	74	(d)	223
Earnings before income taxes	1		24		75		57		157
Net earnings	4		18		59		47		128
Basic net earnings per common share	0.06		0.29		0.94		0.75		2.04
Diluted net earnings per common share	0.06		0.29		0.94		0.75		2.04

2015	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,348		$1,310		$1,292		$1,314		$5,264
Operating income	71	(e)	62	(f)	61	(g)	94	(h)	288
Earnings (loss) before income taxes	45		37		(3)		77		156
Net earnings	36		38		11		57		142
Basic net earnings per common share	0.56		0.60		0.17		0.91		2.24
Diluted net earnings per common share	0.56		0.60		0.17		0.91		2.24

(a)	The operating income for the first Quarter of 2016 included closure and restructuring costs of $2 million related to our Pulp and Paper segment.

The Company also incurred an additional $21 million of accelerated depreciation at its Ashdown, Arkansas mill, as part of the conversion to the fluff pulp line.

(b)

The operating income for the second Quarter of 2016 included closure and restructuring costs of $21 million and an additional $3 million of accelerated depreciation at its Ashdown, Arkansas mill, as part of the conversion to the fluff pulp line.

(c)	The operating income for the third Quarter of 2016 included closure and restructuring costs of $5 million related to our Pulp and Paper segment.

The Company also incurred $5 million of closure and restructuring costs and an additional $5 million of accelerated depreciation at its Ashdown, Arkansas mill, as part of the conversion to the fluff pulp line.

(d)	The operating income for the fourth Quarter of 2016 included closure and restructuring costs of $1 million related to our Personal Care segment and $(2) million related to our Pulp and Paper segment.
(e)	The operating income for the first Quarter of 2015 included closure and restructuring costs of $1 million related to our Personal Care segment.

The Company also incurred a gain on disposal of property, plant and equipment of $1 million related to our Corporate segment.

In addition, the Company incurred $19 million of accelerated depreciation at its Ashdown, Arkansas mill, as part of the conversion to the fluff pulp line.

(f)	The operating income for the second Quarter of 2015 included $1 million of closure and restructuring costs related to our Pulp and Paper segment.

The company also recorded a gain on disposal of property, plant and equipment of $14 million, mostly relating to the sale of its former Ottawa mill.

In addition, the Company incurred an additional $18 million of accelerated depreciation at its Ashdown, Arkansas mill.

(g)	The operating income for the third Quarter of 2015 included closure and restructuring costs of $1 million related to our Pulp and Paper segment.

The Company also incurred an additional $20 million of accelerated depreciation at its Ashdown, Arkansas mill, as part of the conversion to the fluff pulp line.

(h)	The operating income for the fourth Quarter of 2015 included closure and restructuring costs of $1 million related to our Pulp and Paper segment.

The Company also incurred an additional $20 million of accelerated depreciation at its Ashdown, Arkansas mill, as part of the conversion to the fluff pulp line.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2016, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2016, our disclosure controls and procedures were effective.

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

Management has excluded Home Delivery Incontinent Supplies Co. from the assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a business combination during 2016. The assets and revenues of this business represent 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as at December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Part II, Item 8, Financial Statements and Supplementary Data.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2016.

ITEM 9B.  OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed on or about March 31, 2017, is incorporated herein by reference.

Information regarding our executive officers is presented in Part I, Item 1, Business, of this Form 10-K under the caption “Our Executive Officers”.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed on or about March 31, 2017, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed on or about March 31, 2017, is incorporated herein by reference.

The following table sets forth the number of shares of our stock reserved for issuance under our equity compensation plans as of December 31, 2016:

Number of securities remaining
	Number of securities to				available for future issuance under
	be issued upon exercise				equity compensation
	of outstanding options,		Weighted average exercise price of outstanding		plans (excluding securities reflected
Plan Category	warrants and rights (#)		options, warrants and rights ($)		in column (a) (#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,559,801	(1)	$44.39	(2)	1,793,095	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,559,801		$44.39		1,793,095

(1)

Represents the total number of shares associated with options, restricted stock units ("RSUs"), performance share units ("PSUs"), deferred share units ("DSUs") and dividends equivalent units ("DEUs") outstanding as of December 31, 2016 that may or will be settled in equity. This number assumes that PSUs will vest at the “maximum” performance level, and that any performance requirements applicable to options will be satisfied.

(2)	Represents the weighted average exercise price of options disclosed in column (a).
(3)	Represents the number of shares remaining available for issuance in settlement of future awards under the Omnibus Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation – Board Independence and Other Determinations” in our Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements – See Part II, Item 8, Financial Statements and Supplementary Data.

2. Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Part II, Item 8 – or is not applicable.

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	08/08/2008

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	06/08/2009

3.3	Amended and Restated By-Laws	8-K	3.2	02/24/2016

4.1	Form of Indenture among Domtar Corp., Domtar Paper Company, LLC and the Bank of New York, as trustee, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016	S-4	4.2	10/16/2007

4.2	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors parties thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016	8-K	4.1	02/21/2008

4.3	Supplemental Indenture, dated February 20, 2008, among Domtar Corp., Domtar Paper Company, LLC, The Bank of New York, as Trustee, and the new subsidiary guarantor party thereto, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016	8-K	4.2	02/21/2008

4.4	Supplement Indenture, dated June 9, 2009, among Domtar Corp., The Bank of New York Mellon, as Trustee, and the subsidiary guarantors party thereto, relating to Domtar Corp.’s 10.75% Senior Notes due 2017	8-K	4.1	06/09/2009

4.5	Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Domtar Delaware Investments Inc. and Domtar Delaware Holdings, LLC, and The Bank of New York Melon, as trustee, relating to the Company’s 7.125% Notes due 2015, 5.375% Notes due 2013, 9.5% Notes due 2016 and 10.75% Notes due 2017	10-Q	4.1	11/04/2011

4.6	Supplemental Indenture, dated as of March 16, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, providing for Domtar Corporation’s 4.40% Notes due 2022	8-K	4.1	03/16/2012

4.7	Supplemental Indenture, dated May 21, 2012, among Domtar Corporation, EAM Corporation, and The Bank of New York Mellon, as trustee, relating to EAM Corporation’s guarantee of the obligations under the Indenture	S-3	4.8	08/20/2012

4.8	Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042	8-K	4.1	08/23/2012

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

4.9	Supplemental Indenture, dated as of July 31, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Associated Hygienic Products LLC of the obligations under the Indenture	S-3ASR	4.10	10/01/2013

4.10	Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044	8-K	4.1	11/26/2013

10.1*	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007)	10-K	10.29	02/27/2009

10.2*	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.)	10-K	10.30	02/27/2009

10.3*	Director Deferred Stock Unit Agreement	8-K	10.1	05/24/2007

10.4*	Non-Qualified Stock Option Agreement

10.5*	Restricted Stock Unit Agreement

10.6*	Performance Share Unit Agreement

10.7*	Severance Program for Management Committee Members

10.8*	Amended and Restated DB SERP for Management Committee Members of Domtar	10-K	10.27	02/27/2015

10.9*	Amended and Restated DC SERP for Designated Executives of Domtar	10-K	10.28	02/27/2015

10.10*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation	10-K	10.50	02/27/2009

10.11	Stock Purchase Agreement by and among Attends Healthcare Holdings, LLC, Attends Healthcare, Inc. and Domtar Corporation dated as of August 12, 2011	10-Q	2.1	11/04/2011

10.12	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan	DEF 14A	Annex A	03/30/2012

10.13	Domtar Corporation Annual Incentive Plan for members of the Management Committee

10.14*	Employment agreement of Mr. Michael Fagan	10-K	10.48	02/28/2013

10.15*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Corporation (for certain designated management employees)	10-K	10.39	02/24/2014

10.16*	Amended and Restated Employment Agreement of Mr. John D. Williams	10-Q	10.1	08/02/2013

10.17*	DC SERP for Designated Executives of Domtar Personal Care	10-K	10.47	02/27/2015

10.18*	Employment agreement of Mr. Michael D. Garcia	10-Q	10.1	08/01/2014

10.19	Term Loan Credit Agreement, dated as of July 20, 2015, among Domtar Paper Company, LLC, Domtar Corporation, the lenders from time to time parties to this agreement, and Cobank, ACB, as Administrative Agent	10-Q	10.1	08/06/2015

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.20	Second Amended and Restated Credit Agreement dated as of August 18, 2016, among the Company, Domtar Inc, Domtar Pulp and Paper General Partnership, Laboratorios Indas, S.A.U., and Attends Healthcare AB, Bank of Montreal, Goldman Sachs Bank USA, Royal Bank of Canada and Wells Fargo Bank, N.A., as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JP Morgan Chase Bank, N.A., as administrative agent.	10-Q	10.1	11/03/2016
12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

*	Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at	Charged to	Additions to / (Deductions) from	Balance at end
	beginnings of year	income	reserve	of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
2016	6	—	1	7
2015	6	5	(5)	6
2014	4	2	—	6

	Balance at	Charged to	Deductions from	Balance at end
	beginnings of year	income	reserve	of year
	$	$	$	$
Valuation Allowance on Deferred Tax Assets
2016	23	(1)	—	22
2015	25	(1)	(1)	23
2014	19	7	(1)	25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on February 24, 2017

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

Signature	Title	Date

/s/ John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2017
John D. Williams

/s/ Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2017
Daniel Buron

/s/Giannella Alvarez	Director	February 24, 2017
Giannella Alvarez

/s/ Robert E. Apple	Director	February 24, 2017
Robert E. Apple

/s/ Louis P. Gignac	Director	February 24, 2017
Louis P. Gignac

/s/ David J. Illingworth	Director	February 24, 2017
David J. Illingworth

/s/ Brian M. Levitt	Director	February 24, 2017
Brian M. Levitt

/s/ David G. Maffucci	Director	February 24, 2017
David G. Maffucci

/s/ Robert J. Steacy	Director	February 24, 2017
Robert J. Steacy

/s/ Pamela B. Strobel	Director	February 24, 2017
Pamela B. Strobel

/s/ Denis Turcotte	Director	February 24, 2017
Denis Turcotte

/s/ Mary A. Winston	Director	February 24, 2017
Mary A. Winston