Form 10-Q
period 2017-03-31
Domtar CORP
filed 2017-05-05
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(zip code)

(803) 802-7500

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At April 28, 2017, 62,632,188 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2017

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended	Three months ended
	March 31,	March 31,
	2017	2016
	(Unaudited)
	$	$
Sales	1,304	1,287
Operating expenses
Cost of sales, excluding depreciation and amortization	1,075	1,050
Depreciation and amortization	80	89
Selling, general and administrative	108	103
Impairment of property, plant and equipment (NOTE 11)	—	21
Closure and restructuring costs (NOTE 11)	—	2
Other operating (income) loss, net (NOTE 6)	(1)	4
	1,262	1,269
Operating income	42	18
Interest expense, net	17	17
Earnings before income taxes	25	1
Income tax expense (benefit) (NOTE 7)	5	(3)
Net earnings	20	4
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.32	0.06
Diluted	0.32	0.06
Weighted average number of common shares outstanding (millions)
Basic	62.6	62.7
Diluted	62.8	62.8
Cash dividends per common share	0.415	0.40

Net earnings	20	4
Other comprehensive income (NOTE 12):
Net derivative (losses) gains on cash flow hedges:
Net gains arising during the period, net of tax of nil (2016 – $(13))	—	20
Less: Reclassification adjustment for (gains) losses included in net earnings, net of tax of $2 (2016 – $(5))	(3)	8
Foreign currency translation adjustments	15	85
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) (2016 – $(1))	2	1
Other comprehensive income	14	114
Comprehensive income	34	118

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2017	2016
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	111	125
Receivables, less allowances of $7 and $7	662	613
Inventories (NOTE 8)	722	759
Prepaid expenses	34	40
Income and other taxes receivable	15	31
Total current assets	1,544	1,568
Property, plant and equipment, net	2,789	2,825
Goodwill (NOTE 9)	553	550
Intangible assets, net (NOTE 10)	607	608
Other assets	132	129
Total assets	5,625	5,680
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	2	12
Trade and other payables	633	656
Income and other taxes payable	25	22
Long-term debt due within one year	64	63
Total current liabilities	724	753
Long-term debt	1,188	1,218
Deferred income taxes and other	672	675
Other liabilities and deferred credits	356	358
Commitments and contingencies (NOTE 14)
Shareholders' equity (NOTE 13)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,368,916 and 2,412,267 shares	—	—
Additional paid-in capital	1,964	1,963
Retained earnings	1,205	1,211
Accumulated other comprehensive loss	(485)	(499)
Total shareholders' equity	2,685	2,676
Total liabilities and shareholders' equity	5,625	5,680

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2016	62.6	1	1,963	1,211	(499)	2,676
Stock-based compensation, net of tax	—	—	1	—	—	1
Net earnings	—	—	—	20	—	20
Net derivative losses on cash flow hedges:
Net gains arising during the period, net of tax of nil	—	—	—	—	—	—
Less: Reclassification adjustments for gains included in net earnings, net of tax of $2	—	—	—	—	(3)	(3)
Foreign currency translation adjustments	—	—	—	—	15	15
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	2	2
Cash dividends declared	—	—	—	(26)	—	(26)
Balance at March 31, 2017	62.6	1	1,964	1,205	(485)	2,685

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2017	March 31, 2016
	(Unaudited)
	$	$
Operating activities
Net earnings	20	4
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	80	89
Deferred income taxes and tax uncertainties	(4)	(3)
Impairment of property, plant and equipment	—	21
Stock-based compensation expense	1	1
Changes in assets and liabilities
Receivables	(47)	(6)
Inventories	39	(1)
Prepaid expenses	1	(1)
Trade and other payables	(19)	2
Income and other taxes	21	(9)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	—	(1)
Other assets and other liabilities	(1)	1
Cash flows from operating activities	91	97
Investing activities
Additions to property, plant and equipment	(34)	(100)
Cash flows used for investing activities	(34)	(100)
Financing activities
Dividend payments	(26)	(25)
Stock repurchase	—	(10)
Net change in bank indebtedness	(11)	7
Change in revolving bank credit facility	(20)	—
Proceeds from receivables securitization facility	—	20
Repayments of receivables securitization facility	(15)	(20)
Repayments of long-term debt	—	(1)
Cash flows used for financing activities	(72)	(29)
Net decrease in cash and cash equivalents	(15)	(32)
Impact of foreign exchange on cash	1	3
Cash and cash equivalents at beginning of period	125	126
Cash and cash equivalents at end of period	111	97
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	19	20
Income taxes	(8)	6

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission. The December 31, 2016 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

INVENTORY

In July 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the measurement of inventories valued under FIFO – first-in, first-out – and moving average methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling costs less reasonable costs to sell the inventory. This ASU does not change the measurement principles for inventories valued under the LIFO – last-in, first-out – method.

The Company adopted the new guidance on January 1, 2017 with no impact on the consolidated financial statements.

SHARE-BASED PAYMENTS

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The Company adopted the new guidance on January 1, 2017 with no significant impact on the consolidated financial statements.

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

The Company is assessing the impact that the guidance will have on the consolidated financial statements and related disclosures. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the modified retrospective transition method. Further, the Company expects to identify similar performance obligations under the new guidance as compared with deliverables previously identified. As a result, the Company expects the timing of its revenue to remain substantially the same.

While the Company is still evaluating the impact of adopting the new standard, it does not expect this new guidance to have a material impact on the consolidated earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The amendments in this update are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. To adopt the amendments, companies will be required to make a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. Early adoption is permitted.

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

As a lessee, Domtar’s various leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of earnings as expense is incurred. Upon adoption of the new guidance, the Company will be required to record substantially all leases on the Consolidated Balance Sheets as a right-of-use asset and a lease liability. The timing of expense recognition and classification in the Consolidated Statements of Earnings and Comprehensive Income could change based on the classification of leases as either operating or financing.

This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period.

The Company is currently evaluating the impact of this guidance on the consolidated financial statements, including analyzing all contracts that contain a lease.

DERIVATIVES AND HEDGING

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. As long as all other hedge accounting criteria in ASC 815 are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

CLASSIFICATION OF CASH FLOWS

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows,” which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The guidance must be applied retrospectively to all periods presented but it may be applied prospectively if retrospective application would be impracticable. Early adoption is permitted.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements.

GOODWILL IMPAIRMENT

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes the requirement for an entity to calculate the implied fair value of goodwill in measuring a goodwill impairment loss, referred to as the Step II test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount for which the carrying value exceeds the reporting unit’s fair value. The impairment loss recognized should be recorded against goodwill and should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017.

The Company expects to adopt this new guidance concurrently with its 2017 annual goodwill impairment test.

RETIREMENT BENEFITS

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires an entity to present the service cost component of the net periodic benefit cost with other employee compensation costs in operating income. Only the service cost components will be eligible for capitalization in assets. The other components of the net periodic benefit cost will be presented outside of any subtotal of operating income. An appropriate disclosure of the line(s) used to present other components of net periodic benefit costs is required if the components are not presented separately in the statement of earnings. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance.

While the Company is still evaluating the impact of adopting this new guidance, it does not expect this new guidance to have a material impact on the consolidated earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2017, one of Domtar’s Pulp and Paper segment customers located in the U.S. represented 13% or $85 million (2016 – 12% or $74 million) of the Company’s receivables.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2017 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(3)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural Gas
2017 (1)	6,205,000	$20	35%
2018	10,485,000	$31	41%
2019	9,175,000	$27	36%
2020	5,750,000	$18	23%
2021	3,920,000	$12	15%
2022 (2)	1,185,000	$4	16%

(1)	Represents the remaining nine months of 2017
(2)	Represents the first three months of 2022
(3)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of March 31, 2017. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2017 resulting from hedge ineffectiveness (three months ended March 31, 2016 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 24 months. Derivatives are currently used to hedge a portion of forecasted sales by its U.S. subsidiaries in Euros and in British pounds over a period of between 3 to 9 months. Derivatives are also currently used to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over a period of between 12 to 15 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of March 31, 2017 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate
		2017 (1)
CDN/USD	Pulp and Paper		380 CDN	65%	1 USD = 1.3058	1 USD = 1.3580
USD/Euro	Personal Care		41 USD	82%	1 Euro = 1.1394	1 Euro = 1.1394
Euro/USD	Pulp and Paper		9 EUR	12%	1 Euro = 1.1389	1 Euro = 1.1389
		2018
CDN/USD	Pulp and Paper		280 CDN	36%	1 USD = 1.2933	1 USD = 1.3507
USD/Euro	Personal Care		19 USD	29%	1 Euro = 1.1307	1 Euro = 1.1307
		2019
CDN/USD	Pulp and Paper		48 CDN	6%	1 USD = 1.2743	1 USD = 1.3401

(1)	Represents the remaining nine months of 2017

The foreign exchange derivative contracts were fully effective as of March 31, 2017. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2017 resulting from hedge ineffectiveness (three months ended March 31, 2016 – nil).

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

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at March 31, 2017 and December 31, 2016, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	14	—	14	—	(a)	Prepaid expenses
Natural gas swap contracts	4	—	4	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Total Assets	22	—	22	—

Liabilities derivatives
Currency derivatives	6	—	6	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Currency derivatives	4	—	4	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	5	—	5	—	(a)	Other liabilities and deferred credits
Total Liabilities	16	—	16	—

Other Instruments:
Stock-based compensation - liability awards	3	3	—	—		Trade and other payables
Stock-based compensation - liability awards	13	13	—	—		Other liabilities and deferred credits
Long-term debt	1,288	—	1,288	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $2 million at March 31, 2017, of which a gain of $3 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2017.

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases of $8 million at March 31, 2017, will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	18	—	18	—	(a)	Prepaid expenses
Natural gas swap contracts	6	—	6	—	(a)	Prepaid expenses
Currency derivatives	6	—	6	—	(a)	Other assets
Natural gas swap contracts	2	—	2	—	(a)	Other assets
Total Assets	32	—	32	—

Liabilities derivatives
Currency derivatives	10	—	10	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Currency derivatives	6	—	6	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	4	—	4	—	(a)	Other liabilities and deferred credits
Total Liabilities	21	—	21	—

Other Instruments:
Stock-based compensation - liability awards	2	2	—	—		Trade and other payables
Stock-based compensation - liability awards	17	17	—	—		Other liabilities and deferred credits
Long-term debt	1,313	—	1,313	—	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
-

For currency derivatives: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,252 million and $1,281 million at March 31, 2017 and December 31, 2016, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended
	March 31,	March 31,
	2017	2016
Net earnings	$20	$4
Weighted average number of common shares outstanding (millions)	62.6	62.7
Effect of dilutive securities (millions)	0.2	0.1
Weighted average number of diluted common shares outstanding (millions)	62.8	62.8

Basic net earnings per common share (in dollars)	$0.32	$0.06
Diluted net earnings per common share (in dollars)	$0.32	$0.06

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended
	March 31,	March 31,
	2017	2016
Options	419,161	415,922

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2017, the pension expense was $11 million (2016 – $10 million).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2017
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	8	—
Interest expense	12	1
Expected return on plan assets	(20)	—
Amortization of net actuarial loss	2	—
Amortization of prior year service costs	1	—
Net periodic benefit cost	3	1

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2016
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	8	—
Interest expense	12	1
Expected return on plan assets	(19)	—
Amortization of net actuarial loss	1	—
Amortization of prior year service costs	1	—
Net periodic benefit cost	3	1

For the three months ended March 31, 2017, the Company contributed $3 million (2016 – $4 million) to the pension plans and $1 million (2016 – $1 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating (income) loss, net includes the following:

	For the three months ended
	March 31,	March 31,
	2017	2016
	$	$
Foreign exchange loss	1	4
Other	(2)	—
Other operating (income) loss, net	(1)	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the first quarter of 2017, the Company’s income tax expense was $5 million, consisting of $9 million of current income tax expense and a deferred income tax benefit of $4 million. This compares to an income tax benefit of $3 million in the first quarter of 2016, consisting of no current income tax expense and a deferred income tax benefit of $3 million. The Company received income tax refunds, net of payments, of $8 million during the first quarter of 2017. The effective tax rate was 20% compared with an effective tax rate of -300% in the first quarter of 2016. The effective tax rate for the first quarter of 2017 was favorably impacted by the recognition of $1 million of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction and a U.S. state tax audit finalization. The effective tax rate for the first quarter of 2016 was impacted by the approval of a state tax credit in the U.S.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2017	2016
	$	$
Work in process and finished goods	362	413
Raw materials	145	132
Operating and maintenance supplies	215	214
	722	759

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

GOODWILL

Changes in the carrying value of goodwill are as follows:

March 31, 2017
$
Balance at December 31, 2016	550
Effect of foreign currency exchange rate change	3
Balance at end of period	553

The goodwill at March 31, 2017 is entirely related to the Personal Care reporting segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		March 31, 2017			December 31, 2016
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	372	(64)	308	369	(60)	309
Technology	7 – 20	8	(3)	5	8	(3)	5
Non-Compete	9	1	(1)	—	1	—	1
License rights	12	28	(9)	19	28	(8)	20
		412	(78)	334	409	(72)	337
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		227	—	227	225	—	225
License rights		6	—	6	6	—	6
Catalog rights		36	—	36	36	—	36
Total		685	(78)	607	680	(72)	608

Amortization expense related to intangible assets for the three months ended March 31, 2017 was $5 million (2016 – $5 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2017	2018	2019	2020	2021
	$	$	$	$	$
Amortization expense related to intangible assets	21	20	20	20	20

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

For the three months ended March 31, 2016, the Company recorded $21 million of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income. The Company also recorded $1 million of severance and termination costs under Closure and restructuring costs.

Other costs

During the first quarter of 2016, other costs related to previous and ongoing closures include $1 million of severance and termination costs related to Pulp and Paper.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2015	(30)	(190)	(10)	(271)	(501)
Natural gas swap contracts	4	N/A	N/A	N/A	4
Net investment hedge	(1)	N/A	N/A	N/A	(1)
Currency options	8	N/A	N/A	N/A	8
Foreign exchange forward contracts	16	N/A	N/A	N/A	16
Net gain	N/A	(38)	(1)	N/A	(39)
Foreign currency items	N/A	N/A	N/A	(7)	(7)
Other comprehensive income (loss) before reclassifications	27	(38)	(1)	(7)	(19)
Amounts reclassified from Accumulated other comprehensive loss	14	7	—	—	21
Net current period other comprehensive income (loss)	41	(31)	(1)	(7)	2
Balance at December 31, 2016	11	(221)	(11)	(278)	(499)
Natural gas swap contracts	(2)	N/A	N/A	N/A	(2)
Net investment hedge	—	N/A	N/A	N/A	—
Currency options	2	N/A	N/A	N/A	2
Foreign exchange forward contracts	—	N/A	N/A	N/A	—
Net gain	N/A	—	—	N/A	—
Foreign currency items	N/A	N/A	N/A	15	15
Other comprehensive income before reclassifications	—	—	—	15	15
Amounts reclassified from Accumulated other comprehensive loss	(3)	2	—	—	(1)
Net current period other comprehensive (loss) income	(3)	2	—	15	14
Balance at March 31, 2017	8	(219)	(11)	(263)	(485)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss(1)
	For the three months ended
	March 31, 2017	March 31, 2016
	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts	(1)	5	(2)
Currency options and forwards	(4)	8	(2)
Total before tax	(5)	13
Tax benefit (expense)	2	(5)
Net of tax	(3)	8

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	3	2	(3)
Tax expense	(1)	(1)
Net of tax	2	1

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income.
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SHAREHOLDERS’ EQUITY

On February 21, 2017, the Company’s Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of the Company’s common stock. Total dividends of approximately $26 million were paid on April 17, 2017 to shareholders of record on April 3, 2017.

On May 3, 2017, the Company’s Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on July 17, 2017, to shareholders of record on July 3, 2017.

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

During the first quarter of 2017, there were no shares repurchased under the Program.

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

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT MATTERS

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan International Ltd. (“Seaspan”) and the Company, in order to define and implement an action plan to address soil, sediment and groundwater issues. Working with authorities, Seaspan and the Company selected a remedial plan and obtained permitting approval on May 14, 2015 from the Vancouver Fraser Port Authority. Construction began in January 2017. The Company has previously recorded an environmental reserve to address its estimated exposure. The possible cost in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31, 2017
$
Balance at beginning of year	50
Additions	1
Environmental spending	(2)
Effect of foreign currency exchange rate change	—
Balance at end of period	49

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

In the United States, EPA’s Clean Power Plan requires states to develop compliance plans to reduce greenhouse gases (“GHG”) emissions beginning in 2022 from existing electric utilities. The Clean Power Plan requirements could result in significant changes to state energy resources and increase the cost of purchased energy in most states. The final rule is being litigated and on February 9, 2016, the U.S. Supreme Court stayed the implementation of the Clean Power Plan until the litigation is resolved. Oral argument was held before the U.S. Court of Appeals for the D.C. Circuit on September 27, 2016, and a final decision is expected within months, although subsequent appeals to the U.S. Supreme Court are possible, and President Trump issued an Executive Order on March 28, 2017, directing his Administration to review and then suspend, revise, or rescind the Clean Power Plan, as appropriate and consistent with law. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The Government of Canada is reviewing national policies to further GHG reductions and has announced its intent to impose a cost on carbon emissions. The Company does not expect its facilities to be disproportionately affected by these measures compared with other pulp and paper producers in Canada.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The province of Quebec has a GHG cap-and-trade system with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The province of Ontario has finalized a cap-and-trade program with the first compliance period beginning January 1, 2017 through 2020. The Company does not expect to be disproportionately affected compared to the other pulp and paper producers located in these provinces.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2017, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On January 4, 2016, the Competition Directorate issued a proposed decision confirming the allegations of the Statement of Objections. The proposed decision recommended the imposition of fines on the parties without recommending the amount of any fines. The Company recorded a €0.2 million ($0.2 million) provision in the fourth quarter of 2015 in Other operating (income) loss, net.

On May 26, 2016, the CNMC rendered its final decision, which declared that a number of manufacturers of heavy adult incontinence products, the sector association and certain individuals participated in price fixing during the period from December 1996 through January 2014. Indas and one of its subsidiaries were fined a total of €13.5 million ($14.9 million) for their participation. A provision was recorded in the second quarter of 2016 in the amount of €13.3 million ($14.7 million) in Other operating (income) loss, net.

The sellers of Indas made representations and warranties to the Company in the purchase agreement regarding, among other things, Indas’ and its subsidiary’s compliance with competition laws. The liability retained by the sellers was backed by a retained purchase price of €3 million ($3.3 million) and bank guarantees of €9 million ($9.9 million).

On June 27, 2016, in light of the CNMC decision, the sellers, in terms of their indemnity obligations, agreed to the appropriation by the Company of the retained purchase price and the release of the bank guarantees. Accordingly, a recovery of €12 million ($13.2 million) was recorded in the second quarter of 2016 and included in Other operating (income) loss, net.

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

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2017, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2017 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SEGMENT DISCLOSURES

The Company’s two reportable segments described below also represent its two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
	March 31,	March 31,
SEGMENT DATA	2017	2016
	$	$
Sales
Pulp and Paper	1,073	1,085
Personal Care	249	216
Total for reportable segments	1,322	1,301
Intersegment sales	(18)	(14)
Consolidated sales	1,304	1,287

Depreciation and amortization of property, plant and equipment
Pulp and Paper	64	73
Personal Care	16	16
Total for reportable segments	80	89
Impairment of property, plant and equipment - Pulp and Paper	—	21
Consolidated depreciation and amortization and impairment of property, plant and equipment	80	110

Operating income (loss)
Pulp and Paper	34	19
Personal Care	16	14
Corporate	(8)	(15)
Consolidated operating income	42	18
Interest expense, net	17	17
Earnings before income taxes	25	1
Income tax expense (benefit)	5	(3)
Net earnings	20	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar Paper Company, LLC, a 100% owned subsidiary of the Company, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Domtar A.W. LLC, Attends Healthcare Products Inc., EAM Corporation, Associated Hygienic Products LLC and Home Delivery Incontinent Supplies Co., all 100% owned subsidiaries of the Company (“Guarantor Subsidiaries”), on a joint and several basis. Pursuant to the amendment and restatement of the 2016 Credit Agreement on August 18, 2016, the Guaranteed Debt will not be guaranteed by certain of Domtar’s 100% owned subsidiaries; including Domtar Delaware Holdings Inc. and its foreign subsidiaries, including Attends Healthcare Limited, Domtar Inc. and Laboratorios Indas. S.A.U.. Also excluded are Ariva Distribution Inc., Domtar Delaware Investments Inc., Domtar Delaware Holdings LLC, Domtar AI Inc., Domtar Personal Care Absorbent Hygiene Inc., Domtar Wisconsin Dam Corp. and Palmetto Enterprises LLC, (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2017 and December 31, 2016, the Statements of Earnings and Comprehensive Income and Cash Flows for the three months ended March 31, 2017 and 2016 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	March 31, 2017
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,086	516	(298)	1,304
Operating expenses
Cost of sales, excluding depreciation and amortization	—	970	403	(298)	1,075
Depreciation and amortization	—	59	21	—	80
Selling, general and administrative	2	33	73	—	108
Other operating (income) loss, net	—	(2)	1	—	(1)
	2	1,060	498	(298)	1,262
Operating (loss) income	(2)	26	18	—	42
Interest expense (income), net	17	20	(20)	—	17
(Loss) earnings before income taxes	(19)	6	38	—	25
Income tax (benefit) expense	(4)	2	7	—	5
Share in earnings of equity accounted investees	35	31	—	(66)	—
Net earnings	20	35	31	(66)	20
Other comprehensive income	14	18	16	(34)	14
Comprehensive income	34	53	47	(100)	34

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	March 31, 2017
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	7	5	99	—	111
Receivables	—	359	303	—	662
Inventories	—	494	228	—	722
Prepaid expenses	11	17	6	—	34
Income and other taxes receivable	—	8	13	(6)	15
Intercompany accounts	371	311	202	(884)	—
Total current assets	389	1,194	851	(890)	1,544
Property, plant and equipment, net	—	1,958	831	—	2,789
Goodwill	—	313	240	—	553
Intangible assets, net	—	276	331	—	607
Investments in affiliates	4,030	2,726	—	(6,756)	—
Intercompany long-term advances	6	80	1,432	(1,518)	—
Other assets	14	12	106	—	132
Total assets	4,439	6,559	3,791	(9,164)	5,625
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	2	—	—	2
Trade and other payables	45	366	222	—	633
Intercompany accounts	203	214	467	(884)	—
Income and other taxes payable	21	—	10	(6)	25
Long-term debt due within one year	63	—	1	—	64
Total current liabilities	332	582	700	(890)	724
Long-term debt	822	299	67	—	1,188
Intercompany long-term loans	582	936	—	(1,518)	—
Deferred income taxes and other	—	542	130	—	672
Other liabilities and deferred credits	18	170	168	—	356
Shareholders' equity	2,685	4,030	2,726	(6,756)	2,685
Total liabilities and shareholders' equity	4,439	6,559	3,791	(9,164)	5,625

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2016
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

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	20	35	31	(66)	20
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	—	(20)	25	66	71
Cash flows from operating activities	20	15	56	—	91
Investing activities
Additions to property, plant and equipment	—	(15)	(19)	—	(34)
Cash flows used for investing activities	—	(15)	(19)	—	(34)
Financing activities
Dividend payments	(26)	—	—	—	(26)
Net change in bank indebtedness	—	(10)	(1)	—	(11)
Change in revolving credit facility	(20)	—	—	—	(20)
Repayments of receivables securitization facility	—	—	(15)	—	(15)
Increase in long-term advances to related parties	—	—	(17)	17	—
Decrease in long-term advances to related parties	16	1	—	(17)	—
Cash flows used for financing activities	(30)	(9)	(33)	—	(72)
Net (decrease) increase in cash and cash equivalents	(10)	(9)	4	—	(15)
Impact of foreign exchange on cash	—	—	1	—	1
Cash and cash equivalents at beginning of period	17	14	94	—	125
Cash and cash equivalents at end of period	7	5	99	—	111

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	4	23	45	(68)	4
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(9)	29	5	68	93
Cash flows (used for) provided from operating activities	(5)	52	50	—	97
Investing activities
Additions to property, plant and equipment	—	(80)	(20)	—	(100)
Cash flows used for investing activities	—	(80)	(20)	—	(100)
Financing activities
Dividend payments	(25)	—	—	—	(25)
Stock repurchase	(10)	—	—	—	(10)
Net change in bank indebtedness	—	7	—	—	7
Proceeds from receivables securitization facility	—	—	20	—	20
Repayments of receivables securitization facility	—	—	(20)	—	(20)
Repayments of long-term debt	—	(1)	—	—	(1)
Increase in long-term advances to related parties	—	—	(39)	39	—
Decrease in long-term advances to related parties	14	25	—	(39)	—
Cash flows (used for) provided from financing activities	(21)	31	(39)	—	(29)
Net (decrease) increase in cash and cash equivalents	(26)	3	(9)	—	(32)
Impact of foreign exchange on cash	—	—	3	—	3
Cash and cash equivalents at beginning of period	49	2	75	—	126
Cash and cash equivalents at end of period	23	5	69	—	97

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. The MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on three month periods ended March 31, 2017 and 2016. The three months periods are also referred to as the first quarter of 2017 and 2016. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month period ended March 31, 2017
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017

•	Operating income and net earnings increased by 133% and 400%, respectively, from the first quarter of 2016
•

Sales increased by 1% from the first quarter of 2016. Our Personal Care volumes were up, in part due to the acquisition of Home Delivery Incontinent Supplies (“HDIS”) on October 1, 2016. Our pulp volumes were up while our manufactured paper volumes were down, when compared to the first quarter of 2016. Net average selling prices for pulp and paper were down from the first quarter of 2016

•	Mechanical failure on the largest turbine generator at our Kamloops mill, in the first quarter of 2017, negatively impacted our results by approximately $6 million
•	We paid $26 million in dividends

	Three months ended
			Variance
FINANCIAL HIGHLIGHTS	March 31, 2017	March 31, 2016	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,304	$1,287	$17	1%
Operating income	42	18	24	133%
Net earnings	20	4	16	400%
Net earnings per common share (in dollars)[1]:
Basic	$0.32	$0.06	$0.26	433%
Diluted	$0.32	$0.06	$0.26	433%

			At March 31, 2017	At December 31, 2016
Total assets			$5,625	$5,680
Total long-term debt, including current portion			$1,252	$1,281

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

For the remainder of the year, we anticipate paper shipments to be in-line with market demand. We expect to benefit from recently announced pulp price increases, while mix should continue to improve as we convert to more fluff pulp sales at our Ashdown mill. Costs, including freight, labor and chemicals are expected to marginally increase. In Personal Care, market growth, investments in advertising and promotion in addition to new customer wins should drive higher sales, while raw material costs are expected to marginally increase.

CONSOLIDATED RESULTS OF OPERATIONS

This section presents a discussion and analysis of our first quarter of 2017 and 2016 net sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Three months ended
			Variance
	March 31, 2017	March 31, 2016	$	%
Pulp and Paper	$1,073	$1,085	(12)	-1%
Personal Care	249	216	33	15%
Total for reportable segments	1,322	1,301	21	2%
Intersegment sales	(18)	(14)	(4)
Consolidated	1,304	1,287	17	1%

Shipments
Paper - manufactured (in thousands of ST)	745	786	(41)	-5%
Communication Papers	622	657	(35)	-5%
Specialty and Packaging	123	129	(6)	-5%
Paper - sourced from third parties (in thousands of ST)	29	32	(3)	-9%
Paper - total (in thousands of ST)	774	818	(44)	-5%
Pulp (in thousands of ADMT)	453	369	84	23%

ANALYSIS OF CHANGES IN SALES
	First quarter of 2017 versus First quarter of 2016
	% Change in Net Sales due to
	Net Price	Volume / Mix		Currency	Total
Pulp and Paper	-2%	1%		-%	-1%
Personal Care	-1%	18%	(a)	-2%	15%
Consolidated sales	-2%	3%		-%	1%

Commentary:

(a)	Includes sales of HDIS acquired on October 1, 2016.

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended
By Business Segment			Variance
	March 31, 2017	March 31, 2016	$	%
Operating income (loss)
Pulp and Paper	34	19	15	79%
Personal Care	16	14	2	14%
Corporate	(8)	(15)	7	47%
Consolidated operating income (loss)	42	18	24	133%

First quarter of 2017 versus First quarter of 2016

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix		Net Price	Input Costs (b)	Operating expenses (c)	Currency	Depreciation/ impairment (d)	Restructuring (e)	Other Income/ expense (f)	Total
Pulp and Paper	(10)		(22)	1	6	5	30	2	3	15
Personal Care	4	(a)	(3)	5	(3)	(2)	1	—	—	2
Corporate	—		—	—	5	—	—	—	2	7
Consolidated operating income (loss)	(6)		(25)	6	8	3	31	2	5	24

(a)	Includes results of HDIS acquired on October 1, 2016.
(b)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.
(c)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(d)

In the first quarter of 2017, we did not record any accelerated depreciation compared to $21 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, recorded in the first quarter of 2016. Depreciation charges were lower by $10 million in the first quarter of 2017, excluding foreign currency impact.

(e)

In the first quarter of 2017, there were no restructuring charges. In the first quarter of 2016, we incurred restructuring charges related to the conversion at Ashdown described above ($1 million) and severance and termination costs ($1 million).

(f)

First quarter of 2017 operating expenses/income includes:	First quarter of 2016 operating expenses/income includes:
- Foreign currency loss on working capital items ($1 million) - Other income ($2 million)	- Foreign currency loss on working capital items ($4 million)

Commentary – First quarter of 2017 compared to First quarter of 2016

Interest Expense, net

We incurred $17 million of net interest expense in the first quarter of 2017 compared to net interest expense of $17 million in the first quarter of 2016. Interest expense was impacted by the maturity of the 9.5% Notes due in August 2016 offset by a reduction in capitalized interest.

Income Taxes

In the first quarter of 2017, our income tax expense was $5 million, consisting of $9 million of current income tax expense and a deferred income tax benefit of $4 million. This compares to an income tax benefit of $3 million in the first quarter of 2016, consisting of no current income tax expense and a deferred income tax benefit of $3 million. We received income tax refunds, net of payments, of $8 million during the first quarter of 2017. The effective tax rate was 20% compared with an effective tax rate of -300% in the first quarter of 2016. The effective tax rate for the first quarter of 2017 was favorably impacted by the recognition of $1 million of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction and a U.S. state tax audit finalization. The effective tax rate for the first quarter of 2016 was impacted by the approval of a state tax credit in the U.S.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment decreased by $12 million, or 1% when compared to sales in the first quarter of 2016. This decrease in sales is mostly due to a decrease in net average selling prices for pulp and paper as well as a decrease in our paper sales volumes. This decrease was partially offset by an increase in our pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $34 million in the first quarter of 2017, an increase of $15 million, when compared to operating income of $19 million in the first quarter of 2016. Our results were positively impacted by:

•

Lower depreciation charges ($30 million) due to accelerated depreciation related to our 2014 decision to convert a paper machine at our Ashdown facility to a high quality fluff pulp line in the first quarter of 2016 and lower depreciation charges due to certain assets being fully depreciated

•

Lower operating expenses ($6 million) mostly related to lower maintenance costs due to the timing of major maintenance when compared to the first quarter of 2016, partially offset by lower productivity and higher salaries and wages

•	Positive impact of our hedging program, partially offset by a stronger Canadian dollar on our Canadian denominated expenses ($5 million)
•	Lower other income/expense ($3 million) mostly due to a decrease in foreign exchange loss on working capital
•	Lower restructuring costs mostly related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, recorded in the first quarter of 2016 ($2 million)
•

Lower input costs ($1 million) mostly related to lower fiber costs, partially offset by higher energy costs mostly due to the mechanical failure at our Kamloops mill mentioned above and chemicals costs

These increases were partially offset by:

•	Lower average selling prices for pulp and paper ($22 million)
•	Lower volume and mix ($10 million) mostly related to lower volume of paper partially offset by higher volume of pulp

Personal Care Segment

Sales in our Personal Care segment increased by $33 million, or 15% when compared to sales in the first quarter of 2016. This increase was driven by higher volume/mix, in part due to higher sales volume as well as the acquisition of HDIS on October 1, 2016. This increase was partially offset by unfavorable foreign exchange, mostly due to the fluctuation between the U.S dollar and the Euro as well as lower selling prices.

Operating income in our Personal Care segment amounted to $16 million in the first quarter of 2017, an increase of $2 million, when compared to operating income of $14 million in the first quarter of 2016. Our results were positively impacted by:

•	Lower input costs ($5 million) mostly due to favorable pulp and super absorbent polymers pricing as well as insourcing initiatives
•	Higher sales volume and mix ($4 million)
•	Lower depreciation charges ($1 million)

These increases were partially offset by:

•	Unfavorable average net selling prices ($3 million)
•	Higher operating expenses ($3 million) mostly due to higher freight costs and higher salaries and wages
•	Unfavorable foreign exchange mostly between the GBP and the Euro and the U.S. Dollar and Euro, net of our hedging program ($2 million)

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2017, stock-based compensation expense recognized in our results of operations was $2 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $3 million. This compares to a stock-based compensation expense of $4 million for all outstanding awards which includes the mark-to-market expense related to liability awards of nil in the first quarter of 2016. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $670 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $47 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials, including fiber and energy and other expenses such as income tax and property taxes.

Cash flows from operating activities totaled $91 million in the first quarter of 2017, a $6 million decrease compared to cash flows from operating activities of $97 million in the first quarter of 2016. This decrease in cash flows from operating activities is primarily due to a decrease in profitability when excluding the non-cash impairment charge of $21 million in the first quarter of 2016, partially offset by a decrease in working capital requirements in the first quarter of 2017 when compared to the first quarter of 2016. We received income tax refunds, net of payments of $8 million in the first quarter of 2017 compared to income tax payments, net of refunds of $6 million during the first quarter of 2016.

Investing Activities

Cash flows used for investing activities in the first quarter of 2017 amounted to $34 million, a $66 million decrease compared to cash flows used for investing activities of $100 million in the first quarter of 2016.

Additions to property, plant and equipment in the first quarter of 2017 of $34 million compared to additions to property, plant and equipment of $100 million in the first quarter of 2016.

Our capital expenditures for 2017 are expected to be between $210 million and $230 million.

Financing Activities

Cash flows used for financing activities totaled $72 million in the first quarter of 2017 compared to cash flows used for financing activities of $29 million in the first quarter of 2016.

The use of cash in the first quarter of 2017 was primarily the result of dividend payments ($26 million) and net repayments of borrowings under our credit facilities (revolver and receivables securitization) ($35 million) and a decrease in our bank indebtedness ($11 million).

The use of cash in the first quarter of 2016 was primarily the result of dividend payments ($25 million) and the repurchase of our common stock ($10 million). These were partially offset by an increase in our bank indebtedness ($7 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,143 million as of March 31, 2017 compared to $1,168 million as of December 31, 2016.

Notes Maturity

Our 9.5% Notes, in the aggregate principal amount of $39 million, matured on August 1, 2016.

Term Loan

In the third quarter of 2015, a wholly owned subsidiary of Domtar borrowed $300 million under an unsecured 10-year Term Loan Agreement that matures on July 20, 2025, with certain domestic banks. The facility was fully drawn down on August 19, 2015. The Company and certain significant domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Term Loan Agreement. On August 18, 2016, Domtar entered into an amendment to its Term Loan Agreement, pursuant to which, among other things, certain insignificant subsidiaries were released from their guarantees of the borrower’s obligations under the Term Loan Agreement.

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. At March 31, 2017, we were in compliance with these financial covenants.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At March 31, 2017, we were in compliance with these financial covenants. At March 31, 2017, we had $30 million of borrowing (March 31, 2016 – $50 million) and no outstanding letters of credit (March 31, 2016 – nil), leaving $670 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At March 31, 2017, borrowings under the receivables securitization facility amounted to $55 million and $48 million of letters of credit were issued under the program (March 31, 2016– nil and $39 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At March 31, 2017, we had $47 million unused and available under this facility.

Common Stock

On February 21, 2017, our Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of our common stock. Total dividends of approximately $26 million were paid on April 17, 2017 to shareholders of record on April 3, 2017.

On May 3, 2017, our Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of our common stock. This dividend is to be paid on July 17, 2017, to shareholders of record on July 3, 2017.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2017, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2017, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

There has not been any material change to our policies since December 31, 2016. For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including strategic acquisitions;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;

•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any; and
•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There has not been any material change in our exposure to market risk since December 31, 2016. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 3 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2017, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

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

There have been no material developments in legal proceedings. For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2016, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended March 31, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
January 1 through January 31, 2017	—	$—	—	$322,572
February 1 through February 28, 2017	—	$—	—	$322,572
March 1 through March 31, 2017	—	$—	—	$322,572
	—	$—	—

(1) During the first quarter of 2017, we did not repurchase any shares under our stock repurchase program (the “Program”). We currently have $323 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
4.1

Twelfth Supplemental Indenture, dated as of January 23, 2017, among Home Delivery Incontinent Supplies Co, Domtar Corporation and The Bank of New York Mellon, as trustee, relating to Home Delivery Incontinent Supplies Co’s guarantee of the obligations under the Indenture

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 5, 2017

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary