Form 10-Q
period 2017-06-30
Domtar CORP
filed 2017-08-04
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At July 31, 2017, 62,654,157 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(Unaudited)
	$	$	$	$
Sales	1,224	1,267	2,528	2,554
Operating expenses
Cost of sales, excluding depreciation and amortization	968	1,013	2,043	2,063
Depreciation and amortization	79	87	159	176
Selling, general and administrative	111	104	219	207
Impairment of property, plant and equipment (NOTE 11)	—	3	—	24
Closure and restructuring costs (NOTE 11)	—	21	—	23
Other operating loss, net (NOTE 6)	2	—	1	4
	1,160	1,228	2,422	2,497
Operating income	64	39	106	57
Interest expense, net	17	15	34	32
Earnings before income taxes	47	24	72	25
Income tax expense (NOTE 7)	9	6	14	3
Net earnings	38	18	58	22
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.61	0.29	0.93	0.35
Diluted	0.61	0.29	0.93	0.35
Weighted average number of common shares outstanding (millions)
Basic	62.6	62.6	62.6	62.7
Diluted	62.7	62.7	62.7	62.8
Cash dividends per common share	0.415	0.40	0.83	0.80

Net earnings	38	18	58	22
Other comprehensive income (loss) (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains arising during the period, net of tax of $(2) and $(2), respectively (2016 – $(5) and $(18), respectively)	2	9	2	29
Less: Reclassification adjustment for (gains) losses included in net earnings, net of tax of nil and $2, respectively (2016 – $(3) and $(8), respectively)	(1)	5	(4)	13
Foreign currency translation adjustments	67	(30)	82	55
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) and $(2), respectively (2016 – $(1) and $(2), respectively)	3	2	5	3
Other comprehensive income (loss)	71	(14)	85	100
Comprehensive income	109	4	143	122

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	124	125
Receivables, less allowances of $7 and $7	613	613
Inventories (NOTE 8)	759	759
Prepaid expenses	41	40
Income and other taxes receivable	18	31
Total current assets	1,555	1,568
Property, plant and equipment, net	2,779	2,825
Goodwill (NOTE 9)	569	550
Intangible assets, net (NOTE 10)	625	608
Other assets	139	129
Total assets	5,667	5,680
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	12
Trade and other payables	627	656
Income and other taxes payable	28	22
Long-term debt due within one year	1	63
Total current liabilities	656	753
Long-term debt	1,203	1,218
Deferred income taxes and other	677	675
Other liabilities and deferred credits	361	358
Commitments and contingencies (NOTE 14)
Shareholders' equity (NOTE 13)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,346,947 and 2,412,267 shares	—	—
Additional paid-in capital	1,966	1,963
Retained earnings	1,217	1,211
Accumulated other comprehensive loss	(414)	(499)
Total shareholders' equity	2,770	2,676
Total liabilities and shareholders' equity	5,667	5,680

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2016	62.6	1	1,963	1,211	(499)	2,676
Stock-based compensation, net of tax	0.1	—	3	—	—	3
Net earnings	—	—	—	58	—	58
Net derivative losses on cash flow hedges:
Net gains arising during the period, net of tax of $(2)	—	—	—	—	2	2
Less: Reclassification adjustments for gains included in net earnings, net of tax of $2	—	—	—	—	(4)	(4)
Foreign currency translation adjustments	—	—	—	—	82	82
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	5	5
Cash dividends declared	—	—	—	(52)	—	(52)
Balance at June 30, 2017	62.7	1	1,966	1,217	(414)	2,770

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2017	June 30, 2016
	(Unaudited)
	$	$
Operating activities
Net earnings	58	22
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	159	176
Deferred income taxes and tax uncertainties	(12)	(5)
Impairment of property, plant and equipment	—	24
Stock-based compensation expense	3	3
Other	—	(4)
Changes in assets and liabilities, excluding the effect of acquisition of business
Receivables	11	25
Inventories	10	18
Prepaid expenses	(4)	(13)
Trade and other payables	(35)	(8)
Income and other taxes	21	(16)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	—	(3)
Other assets and other liabilities	1	(4)
Cash flows from operating activities	212	215
Investing activities
Additions to property, plant and equipment	(71)	(219)
Acquisition of business, net of cash acquired	—	(1)
Cash flows used for investing activities	(71)	(220)
Financing activities
Dividend payments	(52)	(50)
Stock repurchase	—	(10)
Net change in bank indebtedness	(12)	1
Change in revolving credit facility	(30)	(50)
Proceeds from receivables securitization facility	25	120
Repayments of receivables securitization facility	(15)	(20)
Repayments of long-term debt	(63)	(1)
Other	(1)	(1)
Cash flows used for financing activities	(148)	(11)
Net decrease in cash and cash equivalents	(7)	(16)
Impact of foreign exchange on cash	6	1
Cash and cash equivalents at beginning of period	125	126
Cash and cash equivalents at end of period	124	111
Supplemental cash flow information
Net cash payments for:
Interest	31	32
Income taxes	15	27

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

INVENTORY

In July 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the measurement of inventories valued under FIFO – first-in, first-out – and moving average methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices less reasonable costs to sell the inventory. This ASU does not change the measurement principles for inventories valued under the LIFO – last-in, first-out – method.

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

The Company is assessing the impact that the guidance will have on the consolidated financial statements and related disclosures. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. Further, the Company expects to identify similar performance obligations under the new guidance as compared with deliverables previously identified. As a result, the Company expects the timing and amount of its revenue to remain substantially the same.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements aside from the additional required disclosures related to revenue in the notes thereto.

.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The Company will adopt the ASU on January 1, 2019 using the modified retrospective approach required by the guidance. The Company is currently evaluating the impact of this guidance on the consolidated financial statements, including analyzing all contracts that contain a lease.

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

JUNE 30, 2017

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

RETIREMENT BENEFITS

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires an entity to present the service cost component of the net periodic benefit cost with other employee compensation costs in operating income. Only the service cost components will be eligible for capitalization in assets. The other components of the net periodic benefit cost (i.e., interest expense, expected return on plan assets, amortization of actuarial gains or losses and amortization of prior year service costs) will be presented outside of any subtotal of operating income. An appropriate disclosure of the line(s) used to present other components of net periodic benefit costs is required if the components are not presented separately in the statement of earnings. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance.

The Company will adopt the ASU on January 1, 2018 using a retrospective approach for the presentation of the service cost component and the other components of net periodic benefit costs in the Consolidated Statement of Earnings and prospectively for the capitalization of the service cost component of net periodic benefit costs in assets. The guidance includes a practical expedient that permits an entity to estimate amounts for comparative periods using the information previously disclosed in its pension plans and other post-retirement benefit plans footnote.

While the Company is still evaluating the impact of adopting this new guidance, it does not expect this new guidance to have a material impact on the consolidated earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2017, one of Domtar’s Pulp and Paper segment customers located in the U.S. represented 12% or $74 million (2016 – 12% or $74 million) of the Company’s receivables.

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

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2017 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(3)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural Gas
2017 (1)	4,255,000	$13	35%
2018	12,695,000	$38	50%
2019	9,175,000	$28	36%
2020	5,750,000	$18	23%
2021	3,920,000	$12	15%
2022 (2)	2,070,000	$6	15%

(1)	Represents the remaining six months of 2017
(2)	Represents the first six months of 2022
(3)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of June 30, 2017. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2017 resulting from hedge ineffectiveness (three and six months ended June 30, 2016 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 24 months and to hedge a portion of forecasted sales by its U.S. subsidiaries in British pounds over the next 6 months. Derivatives are also currently used to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over the next 12 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of June 30, 2017 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate
		2017 (1)
CDN/USD	Pulp and Paper		254 CDN	66%	1 USD = 1.3200	1 USD = 1.3712
USD/Euro	Personal Care		27 USD	77%	1 Euro = 1.1345	1 Euro = 1.1345
		2018
CDN/USD	Pulp and Paper		374 CDN	48%	1 USD = 1.3026	1 USD = 1.3547
USD/Euro	Personal Care		26 USD	36%	1 Euro = 1.1218	1 Euro = 1.1218
		2019
CDN/USD	Pulp and Paper		101 CDN	13%	1 USD = 1.2897	1 USD = 1.3471

(1)Represents the remaining six months of 2017

The foreign exchange derivative contracts were fully effective as of June 30, 2017. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2017 resulting from hedge ineffectiveness (three and six months ended June 30, 2016 – nil).

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

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at June 30, 2017 and December 31, 2016, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	13	—	13	—	(a)	Prepaid expenses
Natural gas swap contracts	3	—	3	—	(a)	Prepaid expenses
Currency derivatives	6	—	6	—	(a)	Other assets
Total Assets	22	—	22	—

Liabilities derivatives
Currency derivatives	3	—	3	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Currency derivatives	3	—	3	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	4	—	4	—	(a)	Other liabilities and deferred credits
Total Liabilities	12	—	12	—

Other Instruments:
Stock-based compensation - liability awards	2	2	—	—		Trade and other payables
Stock-based compensation - liability awards	15	15	—	—		Other liabilities and deferred credits
Long-term debt	1,272	—	1,272	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $3 million at June 30, 2017, of which a gain of $1 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2017.

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $13 million at June 30, 2017, of which a gain of $10 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,204 million and $1,281 million at June 30, 2017 and December 31, 2016, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net earnings	$38	$18	$58	$22
Weighted average number of common shares outstanding (millions)	62.6	62.6	62.6	62.7
Effect of dilutive securities (millions)	0.1	0.1	0.1	0.1
Weighted average number of diluted common shares outstanding (millions)	62.7	62.7	62.7	62.8

Basic net earnings per common share (in dollars)	$0.61	$0.29	$0.93	$0.35
Diluted net earnings per common share (in dollars)	$0.61	$0.29	$0.93	$0.35

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Options	517,246	314,287	419,161	412,372

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2017, the pension expense was $8 million and $19 million, respectively (2016 – $8 million and $18 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2017		June 30, 2017
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	1	15	1
Interest expense	13	1	25	2
Expected return on plan assets	(20)	—	(40)	—
Amortization of net actuarial loss	2	—	4	—
Amortization of prior year service costs	2	—	3	—
Net periodic benefit cost	4	2	7	3

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2016		June 30, 2016
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	16	1
Interest expense	13	1	25	2
Expected return on plan assets	(20)	—	(39)	—
Amortization of net actuarial loss	1	—	2	—
Amortization of prior year service costs	1	—	2	—
Net periodic benefit cost	3	2	6	3

For the three and six months ended June 30, 2017, the Company contributed $3 million and $6 million, respectively (2016 – $5 million and $9 million, respectively) to the pension plans and $1 million and $2 million, respectively (2016 – $1 million and $2 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING LOSS, NET

Other operating loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss, net includes the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	$	$	$	$
Bad debt expense	1	—	1	—
Environmental provision	2	—	2	—
Litigation settlement	—	2	—	2
Foreign exchange loss	—	—	1	4
Other	(1)	(2)	(3)	(2)
Other operating loss, net	2	—	1	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the second quarter of 2017, the Company’s income tax expense was $9 million, consisting of a current income tax expense of $17 million and a deferred income tax benefit of $8 million. This compares to an income tax expense of $6 million in the second quarter of 2016, consisting of a current income tax expense of $8 million and a deferred income tax benefit of $2 million. The effective tax rate was 19% compared with an effective tax rate of 25% in the second quarter of 2016. The effective tax rate for the second quarter of 2017 was favorably impacted by enacted law changes in several U.S. states and by the recognition of additional tax credits associated with the filing of certain 2016 income tax returns.

For the first half of 2017, the Company’s income tax expense amounted to $14 million, consisting of a current income tax expense of $26 million and a deferred income tax benefit of $12 million. This compares to an income tax expense of $3 million in the first half of 2016, consisting of a current income tax expense of $8 million and a deferred income tax benefit of $5 million. The effective tax rate was 19% compared to an effective tax rate of 12% in the first half of 2016. The effective tax rate for the first half of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction and also a U.S. state tax audit finalization, enacted law changes in several U.S. states, and the recognition of additional tax credits associated with the filing of certain 2016 income tax returns. The effective tax rate for the first half of 2016 was impacted by the approval of a state tax credit in the U.S.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2017	2016
	$	$
Work in process and finished goods	405	413
Raw materials	135	132
Operating and maintenance supplies	219	214
	759	759

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

GOODWILL

Changes in the carrying value of goodwill are as follows:

June 30, 2017
$
Balance at December 31, 2016	550
Effect of foreign currency exchange rate change	19
Balance at end of period	569

The goodwill at June 30, 2017 is entirely related to the Personal Care segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		June 30, 2017			December 31, 2016
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	383	(70)	313	369	(60)	309
Technology	7 – 20	8	(3)	5	8	(3)	5
Non-Compete	9	1	(1)	—	1	—	1
License rights	12	29	(10)	19	28	(8)	20
		424	(85)	339	409	(72)	337
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		237	—	237	225	—	225
License rights		6	—	6	6	—	6
Catalog rights		39	—	39	36	—	36
Total		710	(85)	625	680	(72)	608

Amortization expense related to intangible assets for the three and six months ended June 30, 2017 was $5 million and $10 million, respectively (2016 – $4 million and $9 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2017	2018	2019	2020	2021
	$	$	$	$	$
Amortization expense related to intangible assets	21	21	21	21	20

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2015	(30)	(190)	(10)	(271)	(501)
Natural gas swap contracts	4	N/A	N/A	N/A	4
Net investment hedge	(1)	N/A	N/A	N/A	(1)
Currency options	8	N/A	N/A	N/A	8
Foreign exchange forward contracts	16	N/A	N/A	N/A	16
Net gain	N/A	(38)	(1)	N/A	(39)
Foreign currency items	N/A	N/A	N/A	(7)	(7)
Other comprehensive income (loss) before reclassifications	27	(38)	(1)	(7)	(19)
Amounts reclassified from Accumulated other comprehensive loss	14	7	—	—	21
Net current period other comprehensive income (loss)	41	(31)	(1)	(7)	2
Balance at December 31, 2016	11	(221)	(11)	(278)	(499)
Natural gas swap contracts	(4)	N/A	N/A	N/A	(4)
Currency options	6	N/A	N/A	N/A	6
Foreign currency items	N/A	N/A	N/A	82	82
Other comprehensive income before reclassifications	2	—	—	82	84
Amounts reclassified from Accumulated other comprehensive loss	(4)	5	—	—	1
Net current period other comprehensive (loss) income	(2)	5	—	82	85
Balance at June 30, 2017	9	(216)	(11)	(196)	(414)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the three months ended
	June 30, 2017	June 30, 2016
	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts	—	5	(2)
Currency options and forwards	(1)	3	(2)
Total before tax	(1)	8
Tax expense	—	(3)
Net of tax	(1)	5

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	4	3	(3)
Tax expense	(1)	(1)
Net of tax	3	2

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the six months ended
	June 30, 2017	June 30, 2016
	$	$
Net derivative (losses) gains on cash flow hedges
Natural gas swap contracts	(1)	10	(2)
Currency options and forwards	(5)	11	(2)
Total before tax	(6)	21
Tax benefit (expense)	2	(8)
Net of tax	(4)	13

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	7	5	(3)
Tax expense	(2)	(2)
Net of tax	5	3

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income.
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SHAREHOLDERS’ EQUITY

On February 21, 2017 and May 3, 2017, the Company’s Board of Directors approved a quarterly dividend of $0.415 per share, respectively, to be paid to holders of the Company’s common stock. Dividends of $26 million were paid on April 17, 2017 and July 17, 2017, respectively, to shareholders of record on April 3, 2017 and July 3, 2017, respectively.

On August 1, 2017, the Company’s Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on October 16, 2017, to shareholders of record on October 2, 2017.

STOCK REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a stock repurchase program (the “Program”) of up to $1.3 billion. Under the Program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock in part to reduce the dilutive effects of stock options and awards, and to improve shareholders’ returns.

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

During the first half of 2017, there were no shares repurchased under the Program.

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

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan International Ltd. (“Seaspan”) and the Company, in order to define and implement a remediation plan to address soil, sediment and groundwater issues. Construction began in January 2017. The Company has previously recorded an environmental reserve to address its estimated exposure. The possible cost in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

June 30, 2017
$
Balance at beginning of year	50
Additions	2
Environmental spending	(3)
Effect of foreign currency exchange rate change	1
Balance at end of period	50

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

The United States EPA Clean Power Plan regulation is being litigated and has been stayed. President Trump issued an Executive Order on March 28, 2017, directing his Administration to review and then suspend, revise, or rescind the Clean Power Plan, as appropriate and consistent with law. As a result, the EPA filed a motion with the D.C. Circuit to hold the case in abeyance while it reconsiders the rule, which the D.C. Circuit granted in part to allow time for additional briefing on how and whether the litigation should proceed. Regardless of the outcome of the litigation and/or the Executive Order, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The Government of Canada is reviewing national policies to further reduce greenhouse gases (“GHG”) and has announced its intent to impose a cost on carbon emissions. The Company does not expect its facilities to be disproportionately affected by these measures compared with other pulp and paper producers in Canada.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The provinces of Quebec and Ontario have GHG cap-and-trade systems with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect to be disproportionately affected compared to the other pulp and paper producers located in these provinces.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2017, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

On June 27, 2016, in light of the CNMC decision, the sellers, in terms of their indemnity obligations, agreed to the appropriation by the Company of the retained purchase price and the release of the bank guarantees. Accordingly, a recovery of €12 million ($13.2 million) was recorded in the second quarter of 2016  and included in Other operating loss, net.

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

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2017, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2017, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SEGMENT DISCLOSURES

The Company’s two reportable segments described below also represent its two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2017	2016	2017	2016
	$	$	$	$
Sales by segment
Pulp and Paper	999	1,054	2,072	2,139
Personal Care	241	228	490	444
Total for reportable segments	1,240	1,282	2,562	2,583
Intersegment sales	(16)	(15)	(34)	(29)
Consolidated sales	1,224	1,267	2,528	2,554

Sales by product group
Paper	734	816	1,520	1,660
Market pulp	249	223	518	450
Absorbent hygiene products	241	228	490	444
Consolidated sales	1,224	1,267	2,528	2,554

Depreciation and amortization of property, plant and equipment
Pulp and Paper	63	72	127	145
Personal Care	16	15	32	31
Total for reportable segments	79	87	159	176
Impairment of property, plant and equipment - Pulp and Paper	—	3	—	24
Consolidated depreciation and amortization and impairment of property, plant and equipment	79	90	159	200

Operating income (loss)
Pulp and Paper	65	35	99	54
Personal Care	13	15	29	29
Corporate	(14)	(11)	(22)	(26)
Consolidated operating income	64	39	106	57
Interest expense, net	17	15	34	32
Earnings before income taxes	47	24	72	25
Income tax expense	9	6	14	3
Net earnings	38	18	58	22

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2017 and December 31, 2016, the Statements of Earnings and Comprehensive Income for the three and six months ended June 30, 2017 and 2016 and the Statements of Cash Flows for the six months ended June 30, 2017 and 2016 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	June 30, 2017
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,011	499	(286)	1,224
Operating expenses
Cost of sales, excluding depreciation and amortization	—	878	376	(286)	968
Depreciation and amortization	—	58	21	—	79
Selling, general and administrative	2	31	78	—	111
Other operating loss, net	—	—	2	—	2
	2	967	477	(286)	1,160
Operating (loss) income	(2)	44	22	—	64
Interest expense (income), net	16	22	(21)	—	17
(Loss) earnings before income taxes	(18)	22	43	—	47
Income tax (benefit) expense	(5)	3	11	—	9
Share in earnings of equity accounted investees	51	32	—	(83)	—
Net earnings	38	51	32	(83)	38
Other comprehensive income	71	76	69	(145)	71
Comprehensive income	109	127	101	(228)	109

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2017
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,097	1,015	(584)	2,528
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,848	779	(584)	2,043
Depreciation and amortization	—	117	42	—	159
Selling, general and administrative	4	64	151	—	219
Other operating (income) loss, net	—	(2)	3	—	1
	4	2,027	975	(584)	2,422
Operating (loss) income	(4)	70	40	—	106
Interest expense (income), net	33	42	(41)	—	34
(Loss) earnings before income taxes	(37)	28	81	—	72
Income tax (benefit) expense	(9)	5	18	—	14
Share in earnings of equity accounted investees	86	63	—	(149)	—
Net earnings	58	86	63	(149)	58
Other comprehensive income	85	94	85	(179)	85
Comprehensive income	143	180	148	(328)	143

	For the three months ended
	June 30, 2016
			Non-
CONDENSED CONSOLIDATING STATEMENT OF		Guarantor	Guarantor	Consolidating
EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,040	498	(271)	1,267
Operating expenses
Cost of sales, excluding depreciation and amortization	—	874	410	(271)	1,013
Depreciation and amortization	—	63	24	—	87
Selling, general and administrative	2	25	77	—	104
Impairment of property, plant and equipment	—	3	—	—	3
Closure and restructuring costs	—	21	—	—	21
Other operating loss (income), net	1	(1)	—	—	—
	3	985	511	(271)	1,228
Operating (loss) income	(3)	55	(13)	—	39
Interest expense (income), net	16	7	(8)	—	15
(Loss) earnings before income taxes	(19)	48	(5)	—	24
Income tax (benefit) expense	(5)	12	(1)	—	6
Share in earnings of equity accounted investees	32	(4)	—	(28)	—
Net earnings (loss)	18	32	(4)	(28)	18
Other comprehensive loss	(14)	(25)	(29)	54	(14)
Comprehensive income (loss)	4	7	(33)	26	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	June 30, 2017
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	1	8	115	—	124
Receivables	—	280	333	—	613
Inventories	—	521	238	—	759
Prepaid expenses	9	20	12	—	41
Income and other taxes receivable	—	10	14	(6)	18
Intercompany accounts	281	289	42	(612)	—
Total current assets	291	1,128	754	(618)	1,555
Property, plant and equipment, net	—	1,920	859	—	2,779
Goodwill	—	313	256	—	569
Intangible assets, net	—	273	352	—	625
Investments in affiliates	4,156	2,798	—	(6,954)	—
Intercompany long-term advances	6	81	1,444	(1,531)	—
Other assets	36	—	126	(23)	139
Total assets	4,489	6,513	3,791	(9,126)	5,667
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	48	350	229	—	627
Intercompany accounts	235	55	322	(612)	—
Income and other taxes payable	17	—	17	(6)	28
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	300	405	569	(618)	656
Long-term debt	812	298	93	—	1,203
Intercompany long-term loans	588	942	1	(1,531)	—
Deferred income taxes and other	—	540	160	(23)	677
Other liabilities and deferred credits	19	172	170	—	361
Shareholders' equity	2,770	4,156	2,798	(6,954)	2,770
Total liabilities and shareholders' equity	4,489	6,513	3,791	(9,126)	5,667

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	58	86	63	(149)	58
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	77	(107)	35	149	154
Cash flows provided from (used for) operating activities	135	(21)	98	—	212
Investing activities
Additions to property, plant and equipment	—	(39)	(32)	—	(71)
Cash flows used for investing activities	—	(39)	(32)	—	(71)
Financing activities
Dividend payments	(52)	—	—	—	(52)
Net change in bank indebtedness	—	(12)	—	—	(12)
Change in revolving credit facility	(30)	—	—	—	(30)
Proceeds from receivables securitization facility	—	—	25	—	25
Repayments of receivables securitization facility	—	—	(15)	—	(15)
Repayments of long-term debt	(63)	—	—	—	(63)
Increase in long-term advances to related parties	(5)	—	(61)	66	—
Decrease in long-term advances to related parties	—	66	—	(66)	—
Other	(1)	—	—	—	(1)
Cash flows (used for) provided from financing activities	(151)	54	(51)	—	(148)
Net (decrease) increase in cash and cash equivalents	(16)	(6)	15	—	(7)
Impact of foreign exchange on cash	—	—	6	—	6
Cash and cash equivalents at beginning of period	17	14	94	—	125
Cash and cash equivalents at end of period	1	8	115	—	124

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	22	55	41	(96)	22
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	24	108	(35)	96	193
Cash flows from operating activities	46	163	6	—	215
Investing activities
Additions to property, plant and equipment	—	(184)	(35)	—	(219)
Acquisition of business, net of cash acquired	—	(1)	—	—	(1)
Cash flows used for investing activities	—	(185)	(35)	—	(220)
Financing activities
Dividend payments	(50)	—	—	—	(50)
Stock repurchase	(10)	—	—	—	(10)
Net change in bank indebtedness	—	1	—	—	1
Change in revolving credit facility	(50)	—	—	—	(50)
Proceeds from receivables securitization facility	—	—	120	—	120
Repayments of receivables securitization facility	—	—	(20)	—	(20)
Repayments of long-term debt	—	(1)	—	—	(1)
Increase in long-term advances to related parties	—	—	(60)	60	—
Decrease in long-term advances to related parties	34	26	—	(60)	—
Other	(1)	—	—	—	(1)
Cash flows (used for) provided from financing activities	(77)	26	40	—	(11)
Net (decrease) increase in cash and cash equivalents	(31)	4	11	—	(16)
Impact of foreign exchange on cash	—	—	1	—	1
Cash and cash equivalents at beginning of period	49	2	75	—	126
Cash and cash equivalents at end of period	18	6	87	—	111

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in the Quarterly Report on Form 10-Q. The MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on three and six months ended June 30, 2017 and 2016. The three month and six month periods are also referred to as the second quarter and first half of 2017 and 2016. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A of financial condition and results of operations is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and six month periods ended June 30, 2017
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2017

•	Operating income and net earnings increased by 64% and 111%, respectively, from the second quarter of 2016
•

Sales decreased by 3% from the second quarter of 2016. Net average selling prices for paper were down from the second quarter of 2016 while net average selling prices for pulp were up. Our manufactured paper volumes were down while our pulp volumes were up when compared to the second quarter of 2016.

•	We paid $26 million in dividends

HIGHLIGHTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2017

•	Operating income and net earnings increased by 86% and 164%, respectively, from the first half of 2016
•

Sales decreased by 1% from the first half of 2016. Net average selling prices for paper were down from the first half of 2016 while net average selling prices for pulp were flat. Our manufactured paper volumes were down while our pulp volumes were up when compared to the first half of 2016. Our Personal Care volumes were up, in part due to the acquisition of Home Delivery Incontinent Supplies (“HDIS”) on October 1, 2016

•

A mechanical failure on the largest turbine generator at our Kamloops mill in the first quarter of 2017 negatively impacted our results by approximately $3 million, net of insurance proceeds, in the first half of 2017

•	We paid $52 million in dividends

	Three months ended				Six months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	June 30, 2017	June 30, 2016	$	%	June 30, 2017	June 30, 2016	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,224	$1,267	$(43)	-3%	$2,528	$2,554	$(26)	-1%
Operating income	64	39	25	64%	106	57	49	86%
Net earnings	38	18	20	111%	58	22	36	164%
Net earnings per common share (in dollars)[1]:
Basic	$0.61	$0.29	$0.32	110%	$0.93	$0.35	$0.58	166%
Diluted	$0.61	$0.29	$0.32	110%	$0.93	$0.35	$0.58	166%

							At June 30, 2017	At December 31, 2016
Total assets							$5,667	$5,680
Total long-term debt, including current portion							$1,204	$1,281

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

For the remainder of the year, we expect our paper shipments to be in-line with market demand. Our pulp shipments should be higher due to the ramp-up of the Ashdown fluff pulp line, while mix should continue to improve as we convert more volume to fluff pulp. In Personal Care, investments in advertising and promotion in addition to new customer wins should drive higher sales, while raw material costs are expected to increase marginally.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our second quarter and first half of 2017 and 2016 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF SALES
By Business Segment	Three months ended				Six months ended
			Variance				Variance
	June 30, 2017	June 30, 2016	$	%	June 30, 2017	June 30, 2016	$	%
Pulp and Paper	$999	$1,054	(55)	-5%	$2,072	$2,139	(67)	-3%
Personal Care	241	228	13	6%	490	444	46	10%
Total for reportable segments	1,240	1,282	(42)	-3%	2,562	2,583	(21)	-1%
Intersegment sales	(16)	(15)	(1)		(34)	(29)	(5)
Consolidated	1,224	1,267	(43)	-3%	2,528	2,554	(26)	-1%

Shipments
Paper - manufactured (in thousands of ST)	698	752	(54)	-7%	1,443	1,538	(95)	-6%
Communication Papers	582	627	(45)	-7%	1,204	1,284	(80)	-6%
Specialty and Packaging	116	125	(9)	-7%	239	254	(15)	-6%
Paper - sourced from third parties (in thousands of ST)	26	29	(3)	-10%	55	61	(6)	-10%
Paper - total (in thousands of ST)	724	781	(57)	-7%	1,498	1,599	(101)	-6%
Pulp (in thousands of ADMT)	383	360	23	6%	836	729	107	15%

ANALYSIS OF CHANGES IN SALES
	Second quarter of 2017 versus Second quarter of 2016					First half of 2017 versus First half of 2016
	% Change in Sales due to					% Change in Sales due to
	Net Price	Volume / Mix		Currency	Total	Net Price	Volume / Mix		Currency	Total
Pulp and Paper	-1%	-4%		-%	-5%	-1%	-2%		-%	-3%
Personal Care	-1%	9%	(a)	-2%	6%	-2%	14%	(a)	-2%	10%
Consolidated sales	-1%	-2%		-%	-3%	-2%	1%		-%	-1%

Commentary:

(a)	Includes sales of HDIS acquired on October 1, 2016.

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended				Six months ended
By Business Segment			Variance				Variance
	June 30, 2017	June 30, 2016	$	%	June 30, 2017	June 30, 2016	$	%
Operating income (loss)
Pulp and Paper	65	35	30	86%	99	54	45	83%
Personal Care	13	15	(2)	-13%	29	29	-	-%
Corporate	(14)	(11)	(3)	-27%	(22)	(26)	4	15%
Consolidated operating income (loss)	64	39	25	64%	106	57	49	86%

Second quarter of 2017 versus Second quarter of 2016

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix		Net Price	Input Costs (b)	Operating Expenses (c)	Currency	Depreciation/ Impairment (d)	Restructuring (e)	Other Operating Income/ Expense (f)	Total
Pulp and Paper	(10)		(10)	8	—	11	11	21	(1)	30
Personal Care	2	(a)	(4)	2	(2)	—	—	—	—	(2)
Corporate	—		—	—	(2)	—	—	—	(1)	(3)
Consolidated operating income (loss)	(8)		(14)	10	(4)	11	11	21	(2)	25

(a)	Includes results of HDIS acquired on October 1, 2016.
(b)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.
(c)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(d)

In the second quarter of 2017, we did not record any accelerated depreciation compared to $3 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, in the second quarter of 2016. Depreciation charges were lower by $8 million in the second quarter of 2017, excluding foreign currency impact.

(e)

In the second quarter of 2017, there were no restructuring charges. In the second quarter of 2016, we incurred restructuring charges of $21 million related to the conversion at Ashdown described above.

(f)

Second quarter of 2017 other operating income/ expense includes:	Second quarter of 2016 other operating income/ expense includes:
- Environmental provision ($2 million) - Bad debt expense ($1 million) - Other income ($1 million)	- Litigation settlement ($2 million) - Other income ($2 million)

Commentary – Second quarter of 2017 compared to Second quarter of 2016

Interest Expense, net

We incurred $17 million of net interest expense in the second quarter of 2017, an increase of $2 million compared to net interest expense of $15 million in the second quarter of 2016. This increase was mostly due to a reduction in capitalized interest and an increase in interest expense related to the Term Loan Agreement and was partially offset by the maturity of the 9.5% Notes due in August 2016 and of the 10.75% Notes due in June 2017.

Income Taxes

In the second quarter of 2017, our income tax expense was $9 million, consisting of current income tax expense of $17 million and a deferred income tax benefit of $8 million. This compares to an income tax expense of $6 million in the second quarter of 2016, consisting of a current income tax expense of $8 million and a deferred income tax benefit of $2 million. We made income tax payments, net of refunds, of $23 million during the second quarter of 2017. Our effective tax rate was 19% compared with an effective tax rate of 25% in the second quarter of 2016. The effective tax rate for the second quarter of 2017 was favorably impacted by enacted law changes in several U.S. states and by the recognition of additional tax credits associated with the filing of certain 2016 income tax returns.

First half of 2017 versus First half of 2016

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix		Net Price	Input Costs (b)	Operating Expenses (c)	Currency	Depreciation/ Impairment (d)	Restructuring (e)	Other Operating Income/ Expense (f)	Total
Pulp and Paper	(19)		(32)	14	(1)	16	42	23	2	45
Personal Care	7	(a)	(7)	7	(5)	(2)	—	—	—	—
Corporate	—		—	—	3	—	—	—	1	4
Consolidated operating income (loss)	(12)		(39)	21	(3)	14	42	23	3	49

(a)	Includes results of HDIS acquired on October 1, 2016.
(b)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.
(c)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(d)

In the first half of 2017, we did not record any accelerated depreciation compared to $24 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, recorded in the first half of 2016. Depreciation charges were lower by $18 million in the first half of 2017, excluding foreign currency impact.

(e)	In the first half of 2017, there were no restructuring charges. In the first half of 2016, we incurred restructuring charges of $23 million mostly related to the conversion at Ashdown described above.

(f)

First half of 2017 other operating income/ expense includes:	First half of 2016 other operating income/ expense includes:
- Environmental provision ($2 million) - Foreign currency loss on working capital items ($1 million) - Bad debt expense ($1 million) - Other income ($3 million)	- Foreign currency loss on working capital items ($4 million) - Litigation settlement ($2 million) - Other income ($2 million)

Commentary – First half of 2017 compared to first half of 2016

Interest Expense, net

We incurred $34 million of net interest expense in the first half of 2017, an increase of $2 million compared to net interest expense of $32 million in the first half of 2016. This increase was mostly due to a reduction in capitalized interest and an increase in interest expense related to the Term Loan Agreement. This increase was partially offset by the maturity of the 9.5% Notes due in August 2016 and of the maturity of the 10.75% Notes due in June 2017.

Income Taxes

In the first half of 2017, our income tax expense was $14 million, consisting of current income tax expense of $26 million and a deferred income tax benefit of $12 million. This compares to an income tax expense of $3 million in the first half of 2016, consisting of a current income tax expense of $8 million and a deferred income tax benefit of $5 million. We made income tax payments, net of refunds, of $15 million during the first half of 2017. Our effective tax rate was 19% compared to an effective tax rate of 12% in the first half of 2016. The effective tax rate for the first half of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction and also a U.S. state tax audit finalization, enacted law changes in several U.S. states, and the recognition of additional tax credits associated with the filing of certain 2016 income tax returns.  The effective tax rate for the first half of 2016 was impacted by the approval of a state tax credit in the U.S.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment decreased by $55 million, or 5% when compared to sales in the second quarter of 2016. This decrease in sales is mostly due to a 1% decrease in net average selling prices, mostly due to a decrease in our net average selling price for paper, as well as a decrease in our paper sales volumes. This decrease was partially offset by an increase in our pulp sales volume.

Operating income in our Pulp and Paper segment amounted to $65 million in the second quarter of 2017, an increase of $30 million, when compared to operating income of $35 million in the second quarter of 2016. Our results were positively impacted by:

•	Lower restructuring costs mostly related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, recorded in the second quarter of 2016 ($21 million)
•

Lower depreciation charges ($11 million) due to accelerated depreciation related to our 2014 decision to convert a paper machine at our Ashdown facility to a high quality fluff pulp line in the second quarter of 2016 and lower depreciation charges due to certain assets being fully depreciated

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses as well as from our hedging program ($11 million)
•	Lower input costs ($8 million) mostly related to lower fiber costs as a result of improved yields and lower energy costs, partially offset by higher chemicals costs

This increase was partially offset by:

•	Lower average selling prices for paper partially offset by higher average selling prices for pulp ($10 million)

•	Lower volume/ mix ($10 million) mostly related to lower volume of paper, partially offset by higher volume of pulp
•	Higher other operating income/expense ($1 million)

Sales in our Pulp and Paper segment decreased by $67 million, or 3% when compared to sales in the first half of 2016. This decrease in sales is mostly due to a 1% decrease in net average selling prices for paper as well as a decrease in our paper sales volumes. This decrease was partially offset by an increase in our pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $99 million in the first half of 2017, an increase of $45 million, when compared to operating income of $54 million in the first half of 2016. Our results were positively impacted by:

•

Lower depreciation charges ($42 million) due to accelerated depreciation related to our 2014 decision to convert a paper machine at our Ashdown facility to a high quality fluff pulp line in the first half of 2016 and lower depreciation charges due to certain assets being fully depreciated

•	Lower restructuring costs mostly related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, recorded in the second quarter of 2016 ($23 million)
•	Positive impact of our hedging program as well as a weaker Canadian dollar on our Canadian denominated expenses ($16 million)
•	Lower input costs ($14 million) mostly related to lower fiber costs as a result of improved yields and better weather and lower energy costs, partially offset by higher chemicals costs
•	Lower other operating income/expense ($2 million)

This increase was partially offset by:

•	Lower average selling prices for paper while average selling prices for pulp were stable ($32 million)
•	Lower volume/ mix ($19 million) mostly related to lower volume of paper, partially offset by higher volume of pulp
•	Higher operating expenses ($1 million)

The markets in which our pulp and paper business operate are highly competitive with well-established domestic and foreign manufacturers. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We also compete with electronic transmission and document storage alternatives. As a result of such competition, we are experiencing ongoing decreasing demand for most of our existing paper products. Most of our products offering are commodities that are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products.

For the remainder of the year, we expect our paper shipments to be in-line with market demand. Our pulp shipments should be higher due to the ramp-up of the Ashdown fluff pulp line, while mix should continue to improve as we convert more volume to fluff pulp.

Personal Care Segment

Sales in our Personal Care segment increased by $13 million, or 6% when compared to sales in the second quarter of 2016. This increase in sales was driven by higher sales volume/mix of 9% mostly due to the acquisition of HDIS on October 1, 2016. This increase was partially offset by lower selling prices of 1% and unfavorable foreign currency rates of 2% due to the fluctuation between European currencies.

Operating income decreased by $2 million or 13% in the second quarter of 2017 compared to the second quarter of 2016. Our results were negatively impacted by:

•	Unfavorable average net selling prices ($4 million)
•	Higher operating expenses ($2 million) mostly due to higher salaries and wages and higher selling, general and administrative expenses

This decrease was partially offset by:

•	Higher sales volume and mix ($2 million) in part due to the inclusion of HDIS as a result of the acquisition on October 1, 2016

•	Lower input costs ($2 million) mostly due to favorable pricing as a result of lower negotiated contract pricing as well as insourcing initiatives

Sales in our Personal Care segment increased by $46 million, or 10% when compared to sales in the first half of 2016. This increase in sales was driven by higher sales volume/mix of 14%, partially offset by lower selling prices of 2% and unfavorable foreign currency rates of 2% due to fluctuations between European currencies.

Operating income remained stable in the first half of 2017 when compared to the first half of 2016.

Our results were negatively impacted by:

•	Unfavorable average net selling prices ($7 million)
•	Higher operating expenses ($5 million) mostly due to higher salaries and wages and higher selling, general and administrative expenses
•	Unfavorable foreign exchange mostly between the GBP and the Euro and the U.S. Dollar and Euro, net of our hedging program ($2 million)

This decrease was offset by:

•	Higher sales volume and mix ($7 million)
•	Lower input costs ($7 million) mostly due to favorable pricing as a result of lower negotiated contract pricing as well as insourcing initiatives

In our absorbent hygiene products business, we compete in an industry with fundamental drivers for long-term growth. While we are expected to benefit from the overall increase in healthcare spending due to an aging population, it is not clear how recent administrative changes in the various national governments may impact the source of the funding. Changes in the balance of public versus private funding may be forthcoming and these could impact overall consumption or the channels in which consumption occurs. The principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities.

For the remainder of the year, we expect investments in advertising and promotion. New customer wins should drive higher sales, while raw material costs are expected to increase marginally.

STOCK-BASED COMPENSATION EXPENSE

For the first half of 2017, stock-based compensation expense recognized in our results of operations was $7 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $2 million. This compares to a stock-based compensation expense of $6 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $3 million in the first half of 2016. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $680 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $11 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities totaled $212 million in the first half of 2017, a $3 million decrease compared to cash flows from operating activities of $215 million in the first half of 2016. This decrease in cash flows provided from operating activities is primarily due to an increase in working capital requirements in the first half of 2017 when compared to the first half of 2016, partially offset by an increase in profitability (excluding the non-cash impairment charge of $24 million in the first half of 2016). We made income tax payments, net of refunds of $15 million in the first half of 2017 compared to income tax payments, net of refunds of $27 million during the first half of 2016.

Investing Activities

Cash flows used for investing activities in the first half of 2017 amounted to $71 million, a $149 million decrease compared to cash flows used for investing activities of $220 million in the first half of 2016.

The use of cash in the first half of 2017 was attributable to additions to property, plant and equipment of $71 million.

The use of cash in the first half of 2016 was attributable to additions to property, plant and equipment of $219 million.

Our capital expenditures for 2017 are expected to be approximately between $210 million and $230 million.

Financing Activities

Cash flows used for financing activities totaled $148 million in the first half of 2017 compared to cash flows used for financing activities of $11 million in the first half of 2016.

The use of cash in the first half of 2017 was primarily the result of dividend payments ($52 million), the net repayments of borrowings under our credit facilities (revolver and receivable securitization) and long-term debt ($83 million) and a decrease in our bank indebtedness ($12 million).

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

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,080 million as of June 30, 2017 compared to $1,168 million as of December 31, 2016.

Notes Maturity

Our 9.5% Notes, in aggregate principal amount of $39 million, matured on August 1, 2016.

Our 10.75% Notes, in aggregate principal amount of $63 million, matured on June 1, 2017.

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

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. At June 30, 2017, we were in compliance with these financial covenants.

Revolving Credit Facility

In August 2016, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with certain domestic and foreign banks, increasing the amount available from $600 million to $700 million and extending the Credit Agreement’s maturity date from October 3, 2019 to August 18, 2021. The amendment also allows certain foreign subsidiaries to be borrowers under the facility. The maturity date of the facility may be extended by one year and the lender commitments may be increased by up to $400 million, subject to lender approval and customary requirements.

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

Borrowings under the Credit Agreement bear interest at the LIBOR, EURIBOR Canadian bankers’ acceptance or prime rate as applicable, plus a margin linked to our credit rating. In addition, we pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At June 30, 2017, we were in compliance with these financial covenants.  At June 30, 2017, we had $20 million of borrowing (June 30, 2016– nil) and no outstanding letters of credit (June 30, 2016 – nil), leaving $680 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At June 30, 2017, borrowings under the receivables securitization facility amounted to $80 million and $59 million of letters of credit were issued under the program (June 30, 2016 – $100 million and $38 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At June 30, 2017, we had $11 million unused and available under this facility.

Common Stock

On February 21, 2017 and May 3, 2017, our Board of Directors approved a quarterly dividend of $0.415 per share, respectively, to be paid to holders of our common stock. Dividends of $26 million were paid on April 17, 2017 and July 17, 2017, respectively, to shareholders of record on April 3, 2017 and July 3, 2017, respectively.

On August 1, 2017, our Board of Directors approved a quarterly dividend of $0.415 per share to be paid to holders of our common stock. This dividend is to be paid on October 16, 2017, to shareholders of record on October 2, 2017.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2017, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2017, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q, contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including strategic acquisitions;
•	product selling prices;
•	raw material prices, including fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;
•	changes in asset valuations, including impairment of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any; and
•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our exposure to market risk since December 31, 2016. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 3 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2017, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter and the first half of 2017, we did not repurchase any shares under our stock repurchase program (the “Program”). We currently have $323 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1*	Amended and Restated DB SERP for Management Committee Members of Domtar

10.2*	Amended and Restated DC SERP for Designated Executives of Domtar

10.3*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Inc.

10.4*	Amended and Restated DC SERP for Designated Executives of Domtar Personal Care

10.5*	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan	DEF14A	Annex B	03/31/2017

10.6*	Domtar Corporation Annual Incentive Plan for Members of the Management Committee	DEF14A	Annex A	03/31/2017

12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

* Indicates management contract of compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 4, 2017

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary