Form 10-Q
period 2017-09-30
Domtar CORP
filed 2017-11-03
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_______

COMMISSION FILE NUMBER 001-33164

DOMTAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	20-5901152
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
234 Kingsley Park Drive Fort Mill, SC	29715
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (803) 802-7500

                                                                              __________________________

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

At October 31, 2017, the registrant had 62,693,709 shares of common stock, $47.32 par value per share, outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Unaudited)
	$	$	$	$
Sales	1,292	1,270	3,820	3,824
Operating expenses
Cost of sales, excluding depreciation and amortization	1,012	969	3,055	3,032
Depreciation and amortization	80	87	239	263
Selling, general and administrative	118	107	337	314
Impairment of property, plant and equipment (NOTE 11)	—	5	—	29
Closure and restructuring costs (NOTE 11)	—	10	—	33
Other operating (income) loss, net (NOTE 6)	(7)	—	(6)	4
	1,203	1,178	3,625	3,675
Operating income	89	92	195	149
Interest expense, net	16	17	50	49
Earnings before income taxes	73	75	145	100
Income tax expense (NOTE 7)	3	16	17	19
Net earnings	70	59	128	81
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	1.12	0.94	2.04	1.29
Diluted	1.11	0.94	2.04	1.29
Weighted average number of common shares outstanding (millions)
Basic	62.7	62.6	62.6	62.6
Diluted	62.9	62.7	62.8	62.7
Cash dividends per common share	0.42	0.42	0.83	1.22

Net earnings	70	59	128	81
Other comprehensive income (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(6) and $(8), respectively (2016 – $4 and $(14), respectively)	9	(6)	11	23
Less: Reclassification adjustment for (gains) losses included in net earnings, net of tax of $2 and $4, respectively (2016 – $(2) and $(10), respectively)	(2)	1	(6)	14
Foreign currency translation adjustments	60	6	142	61
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) and $(3), respectively (2016 – nil and $(2), respectively)	2	2	7	5
Other comprehensive income	69	3	154	103
Comprehensive income	139	62	282	184

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2017	2016
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	143	125
Receivables, less allowances of $7 and $7	659	613
Inventories (NOTE 8)	787	759
Prepaid expenses	47	40
Income and other taxes receivable	13	31
Total current assets	1,649	1,568
Property, plant and equipment, net	2,774	2,825
Goodwill (NOTE 9)	578	550
Intangible assets, net (NOTE 10)	632	608
Other assets	151	129
Total assets	5,784	5,680
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	12
Trade and other payables	687	656
Income and other taxes payable	32	22
Long-term debt due within one year	1	63
Total current liabilities	720	753
Long-term debt	1,164	1,218
Deferred income taxes and other	681	675
Other liabilities and deferred credits	333	358
Commitments and contingencies (NOTE 14)
Shareholders' equity (NOTE 13)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,308,483 and 2,412,267 shares	—	—
Additional paid-in capital	1,969	1,963
Retained earnings	1,261	1,211
Accumulated other comprehensive loss	(345)	(499)
Total shareholders' equity	2,886	2,676
Total liabilities and shareholders' equity	5,784	5,680

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2016	62.6	1	1,963	1,211	(499)	2,676
Stock-based compensation, net of tax	0.1	—	6	—	—	6
Net earnings	—	—	—	128	—	128
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(8)	—	—	—	—	11	11
Less: Reclassification adjustments for gains included in net earnings, net of tax of $4	—	—	—	—	(6)	(6)
Foreign currency translation adjustments	—	—	—	—	142	142
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(3)	—	—	—	—	7	7
Cash dividends declared	—	—	—	(78)	—	(78)
Balance at September 30, 2017	62.7	1	1,969	1,261	(345)	2,886

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2017	September 30, 2016
	(Unaudited)
	$	$
Operating activities
Net earnings	128	81
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	239	263
Deferred income taxes and tax uncertainties	(19)	6
Impairment of property, plant and equipment	—	29
Net gains on disposals of property, plant and equipment	(4)	—
Stock-based compensation expense	6	5
Other	1	(3)
Changes in assets and liabilities, excluding the effect of acquisition of business
Receivables	(28)	19
Inventories	(10)	6
Prepaid expenses	(2)	(5)
Trade and other payables	11	(53)
Income and other taxes	30	(18)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(33)	(16)
Other assets and other liabilities	5	(4)
Cash flows from operating activities	324	310
Investing activities
Additions to property, plant and equipment	(111)	(302)
Proceeds from disposals of property, plant and equipment	8	—
Acquisition of business, net of cash acquired	—	(1)
Other	—	1
Cash flows used for investing activities	(103)	(302)
Financing activities
Dividend payments	(78)	(76)
Stock repurchase	—	(10)
Net change in bank indebtedness	(12)	1
Change in revolving credit facility	(50)	60
Proceeds from receivables securitization facility	25	140
Repayments of receivables securitization facility	(35)	(40)
Repayments of long-term debt	(63)	(40)
Other	1	(3)
Cash flows (used for) provided from financing activities	(212)	32
Net increase in cash and cash equivalents	9	40
Impact of foreign exchange on cash	9	2
Cash and cash equivalents at beginning of period	125	126
Cash and cash equivalents at end of period	143	168
Supplemental cash flow information
Net cash payments for:
Interest	49	50
Income taxes	18	37

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

The Company is currently finalizing its assessment of the impact that the guidance will have on the consolidated financial statements and related disclosures. The Company will adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. The Company has identified similar performance obligations under the new guidance as compared with deliverables previously identified. As a result, the Company expects the timing and amount of its revenue to remain substantially the same.

The Company does not expect this new guidance to have a material impact on the consolidated financial statements aside from the additional required disclosures.

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

SEPTEMBER 30, 2017

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

The Company has begun its impact assessment, including taking an inventory of its outstanding leases and analyzing all contracts that contain a lease. While the Company’s evaluation of this guidance is in the early stages, the Company currently expects the adoption of this guidance to have a material impact on its consolidated balance sheet.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

DERIVATIVES AND HEDGING

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities”, which amends the hedge accounting recognition and presentation requirements in ASC 815. The objectives of the ASU are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers.

This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Entities are permitted to early adopt the new guidance in any interim or annual period after issuance of the ASU. If an entity early adopts the updated guidance in an interim period, any transition adjustments should be reflected as of the beginning of the fiscal year.

While the Company is still evaluating the impact of adopting this new guidance, it does not expect this new guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2017, one of Domtar’s Pulp and Paper segment customers located in the U.S. represented 12% or $82 million (2016 – 12% or $74 million) of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 57 months.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2017 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural Gas
2017 (1)	2,310,000	$7	33%
2018	12,695,000	$38	49%
2019	11,430,000	$34	44%
2020	8,880,000	$27	34%
2021	3,920,000	$12	15%
2022	2,070,000	$6	8%

(1)	Represents the remaining three months of 2017
(2)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of September 30, 2017. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2017 resulting from hedge ineffectiveness (three and nine months ended September 30, 2016 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 21 months and to hedge a portion of forecasted sales by its U.S. subsidiaries in British pounds over the next 3 months. Derivatives are also currently used to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over the next 12 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of September 30, 2017 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate
		2017 (1)
CDN/USD	Pulp and Paper		128 CDN	66%	1 USD = 1.3316	1 USD = 1.3817
USD/Euro	Personal Care		16 USD	74%	1 Euro = 1.1414	1 Euro = 1.1414
		2018
CDN/USD	Pulp and Paper		424 CDN	55%	1 USD = 1.2922	1 USD = 1.3455
USD/Euro	Personal Care		49 USD	56%	1 Euro = 1.1462	1 Euro = 1.1696
		2019
CDN/USD	Pulp and Paper		109 CDN	14%	1 USD = 1.2875	1 USD = 1.3451

(1)Represents the remaining three months of 2017

The foreign exchange derivative contracts were fully effective as of September 30, 2017. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2017 resulting from hedge ineffectiveness (three and nine months ended September 30, 2016 – nil).

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

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at September 30, 2017 and December 31, 2016, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	22	—	22	—	(a)	Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a)	Prepaid expenses
Currency derivatives	7	—	7	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	32	—	32	—

Liabilities derivatives
Currency derivatives	5	—	5	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	4	—	4	—	(a)	Other liabilities and deferred credits
Total Liabilities	11	—	11	—

Other Instruments:
Stock-based compensation - liability awards	6	6	—	—		Trade and other payables
Stock-based compensation - liability awards	16	16	—	—		Other liabilities and deferred credits
Long-term debt	1,241	—	1,241	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $2 million at September 30, 2017, of which a gain of $1 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2017.

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $23 million at September 30, 2017, of which a gain of $17 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,165 million and $1,281 million at September 30, 2017 and December 31, 2016, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net earnings	$70	$59	$128	$81
Weighted average number of common shares outstanding (millions)	62.7	62.6	62.6	62.6
Effect of dilutive securities (millions)	0.2	0.1	0.2	0.1
Weighted average number of diluted common shares outstanding (millions)	62.9	62.7	62.8	62.7

Basic net earnings per common share (in dollars)	$1.12	$0.94	$2.04	$1.29
Diluted net earnings per common share (in dollars)	$1.11	$0.94	$2.04	$1.29

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Options	312,893	412,372	419,161	412,372

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2017, the pension expense was $9 million and $28 million, respectively (2016 – $11 million and $29 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2017		September 30, 2017
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	23	2
Interest expense	13	—	38	2
Expected return on plan assets	(20)	—	(60)	—
Amortization of net actuarial loss	2	—	6	—
Amortization of prior year service costs	1	—	4	—
Net periodic benefit cost	4	1	11	4

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2016		September 30, 2016
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	1	23	2
Interest expense	12	—	37	2
Expected return on plan assets	(19)	—	(58)	—
Amortization of net actuarial loss	1	—	3	—
Amortization of prior year service costs	2	—	4	—
Net periodic benefit cost	3	1	9	4

For the three and nine months ended September 30, 2017, the Company contributed $38 million and $44 million, respectively (2016 – $18 million and $27 million, respectively) to the pension plans and nil and $2 million, respectively (2016 – $1 million and $3 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating (income) loss, net includes the following:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	$	$	$	$
Gain on sale of property, plant and equipment	(4)	—	(4)	—
Reversal of contingent consideration	(2)	—	(2)	—
Bad debt expense	—	—	1	—
Environmental provision	—	—	2	—
Litigation settlement	—	—	—	2
Foreign exchange loss	—	1	1	5
Other	(1)	(1)	(4)	(3)
Other operating (income) loss, net	(7)	—	(6)	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

In the third quarter of 2017, the Company’s income tax expense was $3 million, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $7 million. This compares to an income tax expense of $16 million in the third quarter of 2016, consisting of a current income tax expense of $5 million and a deferred income tax expense of $11 million. The Company made income tax payments, net of refunds, of $3 million during the third quarter of 2017. The effective tax rate was 4% compared with an effective tax rate of 21% in the third quarter of 2016. The effective tax rate for the third quarter of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations.  The effective tax rates for both the third quarter of 2017 and third quarter of 2016 were impacted by the finalization of certain estimates in connection with the filing of the Company’s 2016 and 2015 income tax returns, respectively.

In the first nine months of 2017, the Company’s income tax expense was $17 million, consisting of a current income tax expense of $36 million and a deferred income tax benefit of $19 million. This compares to an income tax expense of $19 million in the first nine months of 2016, consisting of a current income tax expense of $13 million and a deferred income tax expense of $6 million. The Company made income tax payments, net of refunds, of $18 million during the first nine months of 2017. The effective tax rate was 12% compared to an effective tax rate of 19% in the first nine months of 2016. The effective tax rate for the first nine months of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits, due to the expiration of certain statutes of limitations as well as by various enacted law changes in several U.S. states. The effective tax rates for both the first nine months of 2017 and 2016 were impacted by the finalization of certain estimates in connection with the filing of the Company’s 2016 and 2015 income tax returns, respectively. Additionally, the effective tax rate for the first nine months of 2016 was impacted by the approval of a state tax credit in the U.S.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2017	2016
	$	$
Work in process and finished goods	429	413
Raw materials	133	132
Operating and maintenance supplies	225	214
	787	759

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

GOODWILL

Changes in the carrying value of goodwill are as follows:

September 30, 2017
$
Balance at December 31, 2016	550
Effect of foreign currency exchange rate change	28
Balance at end of period	578

The goodwill at September 30, 2017 is entirely related to the Personal Care reporting segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		September 30, 2017			December 31, 2016
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	389	(75)	314	369	(60)	309
Technology	7 – 20	8	(3)	5	8	(3)	5
Non-Compete	9	1	(1)	—	1	—	1
License rights	12	29	(11)	18	28	(8)	20
		430	(91)	339	409	(72)	337
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		243	—	243	225	—	225
License rights		6	—	6	6	—	6
Catalog rights		40	—	40	36	—	36
Total		723	(91)	632	680	(72)	608

Amortization expense related to intangible assets for the three and nine months ended September 30, 2017 was $4 million and $14 million, respectively (2016 – $5 million and $14 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2017	2018	2019	2020	2021
	$	$	$	$	$
Amortization expense related to intangible assets	21 (1)	21	21	21	21

(1) Represents twelve months of amortization

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY AND IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Plymouth, North Carolina mill

On September 23, 2016, the Company announced a plan to optimize fluff pulp manufacturing at the Plymouth, North Carolina mill. The restructuring, which is expected to be completed in 2018, includes the permanent closure of a pulp dryer and idling of assets, in addition to a workforce reduction of approximately 100 positions. The streamlining process will right-size the mill to an annualized production target of approximately 380,000 metric tons of fluff pulp. The Company recorded $5 million of severance and termination costs under Closure and restructuring costs during the third quarter of 2016.

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

Other costs

For the three and nine months ended September 30, 2016, other costs related to previous and ongoing closures include nil and $1 million, respectively, of severance and termination costs related to the Pulp and Paper reporting segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2015	(30)	(190)	(10)	(271)	(501)
Natural gas swap contracts	4	N/A	N/A	N/A	4
Net investment hedge	(1)	N/A	N/A	N/A	(1)
Currency options	8	N/A	N/A	N/A	8
Foreign exchange forward contracts	16	N/A	N/A	N/A	16
Net gain	N/A	(38)	(1)	N/A	(39)
Foreign currency items	N/A	N/A	N/A	(7)	(7)
Other comprehensive income (loss) before reclassifications	27	(38)	(1)	(7)	(19)
Amounts reclassified from Accumulated other comprehensive loss	14	7	—	—	21
Net current period other comprehensive income (loss)	41	(31)	(1)	(7)	2
Balance at December 31, 2016	11	(221)	(11)	(278)	(499)
Natural gas swap contracts	(3)	N/A	N/A	N/A	(3)
Currency options	13	N/A	N/A	N/A	13
Foreign exchange forward contracts	1	N/A	N/A	N/A	1
Foreign currency items	N/A	N/A	N/A	142	142
Other comprehensive income before reclassifications	11	—	—	142	153
Amounts reclassified from Accumulated other comprehensive loss	(6)	7	—	—	1
Net current period other comprehensive income	5	7	—	142	154
Balance at September 30, 2017	16	(214)	(11)	(136)	(345)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the three months ended
	September 30, 2017	September 30, 2016
	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts	1	2	(2)
Currency options and forwards	(5)	1	(2)
Total before tax	(4)	3
Tax benefit (expense)	2	(2)
Net of tax	(2)	1

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	3	2	(3)
Tax expense	(1)	—
Net of tax	2	2

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the nine months ended
	September 30, 2017	September 30, 2016
	$	$
Net derivative (losses) gains on cash flow hedges
Natural gas swap contracts	—	12	(2)
Currency options and forwards	(10)	12	(2)
Total before tax	(10)	24
Tax benefit (expense)	4	(10)
Net of tax	(6)	14

Amortization of defined benefit pension items
Amortization of net actuarial loss and prior year service cost	10	7	(3)
Tax expense	(3)	(2)
Net of tax	7	5

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income.
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SHAREHOLDERS’ EQUITY

On February 21, 2017, May 3, 2017, and August 1, 2017, the Company’s Board of Directors approved a quarterly dividend of $0.42 per share, respectively, to be paid to holders of the Company’s common stock. Dividends of $26 million were paid on April 17, 2017, July 17, 2017 and October 16, 2017, respectively, to shareholders of record on April 3, 2017, July 3, 2017 and October 2, 2017, respectively.

On October 31, 2017, the Company’s Board of Directors approved a quarterly dividend of $0.42 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on January 15, 2018, to shareholders of record on January 2, 2018.

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

During the first nine months of 2017, there were no shares repurchased under the Program.

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

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

COMMITMENTS AND CONTINGENCIES

ENVIRONMENT

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

September 30, 2017
$
Balance at beginning of year	50
Additions	3
Environmental spending	(6)
Effect of foreign currency exchange rate change	3
Balance at end of period	50

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

On February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan International Ltd. (“Seaspan”) and the Company, in order to define and implement a remediation plan to address soil, sediment and groundwater issues. Construction began in January 2017 and is expected to be completed in 2019. The Company previously recorded an environmental reserve to address its estimated exposure. The possible cost in excess of the reserve is not considered to be material for this matter.

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

The United States EPA Clean Power Plan regulation is being litigated and has been stayed. EPA is also proposing to repeal the Clean Power Plan in accordance with President Trump’s Executive Order issued on March 28, 2017. The EPA has filed a motion with the D.C. Circuit to hold the case in abeyance while it reconsiders the rule, which the D.C. Circuit granted in part to allow time for additional briefing on how and whether the litigation should proceed. Regardless of the outcome for the Clean Power Plan, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The Government of Canada is reviewing national policies to further reduce greenhouse gases (“GHG”) and has announced its intent to impose a cost on carbon emissions. The Company does not expect its facilities to be disproportionately affected by these measures compared with other pulp and paper producers in Canada.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2017 cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2017, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2017, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SEGMENT DISCLOSURES

The Company’s two reportable segments described below also represent its two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2017	2016	2017	2016
	$	$	$	$
Sales by segment
Pulp and Paper	1,054	1,054	3,126	3,193
Personal Care	253	231	743	675
Total for reportable segments	1,307	1,285	3,869	3,868
Intersegment sales	(15)	(15)	(49)	(44)
Consolidated sales	1,292	1,270	3,820	3,824

Sales by product group
Communication papers	597	638	1,798	1,952
Specialty and packaging papers	167	172	486	518
Market pulp	275	229	793	679
Absorbent hygiene products	253	231	743	675
Consolidated sales	1,292	1,270	3,820	3,824

Depreciation and amortization of property, plant and equipment
Pulp and Paper	63	71	190	216
Personal Care	17	16	49	47
Total for reportable segments	80	87	239	263
Impairment of property, plant and equipment - Pulp and Paper	—	5	—	29
Consolidated depreciation and amortization and impairment of property, plant and equipment	80	92	239	292

Operating income (loss)
Pulp and Paper	93	89	192	143
Personal Care	8	15	37	44
Corporate	(12)	(12)	(34)	(38)
Consolidated operating income	89	92	195	149
Interest expense, net	16	17	50	49
Earnings before income taxes	73	75	145	100
Income tax expense	3	16	17	19
Net earnings	70	59	128	81

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2017 and December 31, 2016, the Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 and the Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	September 30, 2017
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,059	522	(289)	1,292
Operating expenses
Cost of sales, excluding depreciation and amortization	—	901	400	(289)	1,012
Depreciation and amortization	—	58	22	—	80
Selling, general and administrative	4	37	77	—	118
Other operating income, net	—	—	(7)	—	(7)
	4	996	492	(289)	1,203
Operating (loss) income	(4)	63	30	—	89
Interest expense (income), net	15	21	(20)	—	16
(Loss) earnings before income taxes	(19)	42	50	—	73
Income tax (benefit) expense	(4)	(4)	11	—	3
Share in earnings of equity accounted investees	85	39	—	(124)	—
Net earnings	70	85	39	(124)	70
Other comprehensive income	69	69	61	(130)	69
Comprehensive income	139	154	100	(254)	139

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2017
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,156	1,537	(873)	3,820
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,749	1,179	(873)	3,055
Depreciation and amortization	—	175	64	—	239
Selling, general and administrative	8	101	228	—	337
Other operating income, net	—	(2)	(4)	—	(6)
	8	3,023	1,467	(873)	3,625
Operating (loss) income	(8)	133	70	—	195
Interest expense (income), net	48	63	(61)	—	50
(Loss) earnings before income taxes	(56)	70	131	—	145
Income tax (benefit) expense	(13)	1	29	—	17
Share in earnings of equity accounted investees	171	102	—	(273)	—
Net earnings	128	171	102	(273)	128
Other comprehensive income	154	163	146	(309)	154
Comprehensive income	282	334	248	(582)	282

	For the three months ended
	September 30, 2016
			Non-
CONDENSED CONSOLIDATING STATEMENT OF		Guarantor	Guarantor	Consolidating
EARNINGS AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,044	516	(290)	1,270
Operating expenses
Cost of sales, excluding depreciation and amortization	—	879	380	(290)	969
Depreciation and amortization	—	65	22	—	87
Selling, general and administrative	3	28	76	—	107
Impairment of property, plant and equipment	—	5	—	—	5
Closure and restructuring costs	—	10	—	—	10
Other operating (income) loss, net	—	(1)	1	—	—
	3	986	479	(290)	1,178
Operating (loss) income	(3)	58	37	—	92
Interest expense (income), net	16	14	(13)	—	17
(Loss) earnings before income taxes	(19)	44	50	—	75
Income tax (benefit) expense	(4)	(3)	23	—	16
Share in earnings of equity accounted investees	74	27	—	(101)	—
Net earnings	59	74	27	(101)	59
Other comprehensive income	3	7	7	(14)	3
Comprehensive income	62	81	34	(115)	62

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2016
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,150	1,535	(861)	3,824
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,725	1,168	(861)	3,032
Depreciation and amortization	—	193	70	—	263
Selling, general and administrative	13	80	221	—	314
Impairment of property, plant and equipment	—	29	—	—	29
Closure and restructuring costs	—	33	—	—	33
Other operating loss (income), net	1	(2)	5	—	4
	14	3,058	1,464	(861)	3,675
Operating (loss) income	(14)	92	71	—	149
Interest expense (income), net	48	30	(29)	—	49
(Loss) earnings before income taxes	(62)	62	100	—	100
Income tax (benefit) expense	(14)	1	32	—	19
Share in earnings of equity accounted investees	129	68	—	(197)	—
Net earnings	81	129	68	(197)	81
Other comprehensive income	103	97	63	(160)	103
Comprehensive income	184	226	131	(357)	184

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2017
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	10	3	130	—	143
Receivables	—	335	324	—	659
Inventories	—	536	251	—	787
Prepaid expenses	11	27	9	—	47
Income and other taxes receivable	—	3	14	(4)	13
Intercompany accounts	292	367	85	(744)	—
Total current assets	313	1,271	813	(748)	1,649
Property, plant and equipment, net	—	1,888	886	—	2,774
Goodwill	—	313	265	—	578
Intangible assets, net	—	270	362	—	632
Investments in affiliates	4,310	2,898	—	(7,208)	—
Intercompany long-term advances	6	81	1,466	(1,553)	—
Other assets	36	28	134	(47)	151
Total assets	4,665	6,749	3,926	(9,556)	5,784
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	47	405	235	—	687
Intercompany accounts	299	97	348	(744)	—
Income and other taxes payable	11	—	25	(4)	32
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	357	502	609	(748)	720
Long-term debt	792	299	73	—	1,164
Intercompany long-term loans	610	942	1	(1,553)	—
Deferred income taxes and other	—	558	170	(47)	681
Other liabilities and deferred credits	20	138	175	—	333
Shareholders' equity	2,886	4,310	2,898	(7,208)	2,886
Total liabilities and shareholders' equity	4,665	6,749	3,926	(9,556)	5,784

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2017
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	128	171	102	(273)	128
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	43	(176)	56	273	196
Cash flows provided from (used for) operating activities	171	(5)	158	—	324
Investing activities
Additions to property, plant and equipment	—	(61)	(50)	—	(111)
Proceeds from disposals of property, plant and equipment	—	—	8	—	8
Cash flows used for investing activities	—	(61)	(42)	—	(103)
Financing activities
Dividend payments	(78)	—	—	—	(78)
Net change in bank indebtedness	—	(12)	—	—	(12)
Change in revolving credit facility	(50)	—	—	—	(50)
Proceeds from receivables securitization facility	—	—	25	—	25
Repayments of receivables securitization facility	—	—	(35)	—	(35)
Repayments of long-term debt	(63)	—	—	—	(63)
Increase in long-term advances to related parties	—	—	(79)	79	—
Decrease in long-term advances to related parties	12	67	—	(79)	—
Other	1	—	—	—	1
Cash flows (used for) provided from financing activities	(178)	55	(89)	—	(212)
Net (decrease) increase in cash and cash equivalents	(7)	(11)	27	—	9
Impact of foreign exchange on cash	—	—	9	—	9
Cash and cash equivalents at beginning of period	17	14	94	—	125
Cash and cash equivalents at end of period	10	3	130	—	143

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2016
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	81	129	68	(197)	81
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(4,288)	4,205	115	197	229
Cash flows (used for) provided from operating activities	(4,207)	4,334	183	—	310
Investing activities
Additions to property, plant and equipment	—	(246)	(56)	—	(302)
Acquisition of business, net of cash acquired	—	(1)	—	—	(1)
Other	—	—	1	—	1
Cash flows used for investing activities	—	(247)	(55)	—	(302)
Financing activities
Dividend payments	(76)	—	—	—	(76)
Stock repurchase	(10)	—	—	—	(10)
Net change in bank indebtedness	—	1	—	—	1
Change in revolving credit facility	60	—	—	—	60
Proceeds from receivables securitization facility	—	—	140	—	140
Repayments of receivables securitization facility	—	—	(40)	—	(40)
Repayments of long-term debt	(38)	(1)	(1)	—	(40)
Increase in long-term advances to related parties	—	(4,089)	(172)	4,261	—
Decrease in long-term advances to related parties	4,261	—	—	(4,261)	—
Other	(3)	—	—	—	(3)
Cash flows provided from (used for) financing activities	4,194	(4,089)	(73)	—	32
Net (decrease) increase in cash and cash equivalents	(13)	(2)	55	—	40
Impact of foreign exchange on cash	—	—	2	—	2
Cash and cash equivalents at beginning of period	49	2	75	—	126
Cash and cash equivalents at end of period	36	—	132	—	168

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on three and nine months ended September 30, 2017 and 2016. The three month and nine month periods are also referred to as the third quarter and first nine months of 2017 and 2016. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and nine month periods ended September 30, 2017
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

OVERVIEW

We design, manufacture, market and distribute a wide variety of fiber-based products, including communication papers, specialty and packaging papers, and absorbent hygiene products. The foundation of our business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. More than 50% of our pulp production is consumed internally to manufacture paper and other consumer products, with the balance sold as market pulp. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We are also a marketer and producer of a broad line of incontinence care products as well as infant diapers. To learn more, visit www.domtar.com.

We have two reportable segments as described below, which also represent our two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and marketing strategies. The following summary briefly describes the operations included in each of our reportable segments.

Pulp and Paper: Our Pulp and Paper segment consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2017

•	Operating income decreased by 3% while net earnings increased by 19%, from the third quarter of 2016.
•

Sales increased by 2% from the third quarter of 2016, mostly due to the inclusion of results of Home Delivery Incontinent Supplies (“HDIS”), acquired on October 1, 2016. Net average selling prices for paper were down from the third quarter of 2016 while net average selling prices for pulp were up. Our manufactured paper volumes were down while our pulp volumes were up when compared to the third quarter of 2016.

•	We paid $26 million in dividends.

HIGHLIGHTS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017

•	Operating income and net earnings increased by 31% and 58%, respectively, from the first nine months of 2016.
•

Sales were relatively flat as compared to the first nine months of 2016. Net average selling prices for paper were down from the first nine months of 2016 while net average selling prices for pulp were up. Our manufactured paper volumes were down while our pulp volumes were up when compared to the first nine months of 2016. Our Personal Care sales were up, in part due to the acquisition of HDIS.

•	We paid $78 million in dividends.

	Three months ended				Nine months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	September 30, 2017	September 30, 2016	$	%	September 30, 2017	September 30, 2016	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,292	$1,270	$22	2%	$3,820	$3,824	$(4)	-%
Operating income	89	92	(3)	(3%)	195	149	46	31%
Net earnings	70	59	11	19%	128	81	47	58%
Net earnings per common share (in dollars)[1]:
Basic	$1.12	$0.94	$0.18	19%	$2.04	$1.29	$0.75	58%
Diluted	$1.11	$0.94	$0.17	18%	$2.04	$1.29	$0.75	58%

							At September 30, 2017	At December 31, 2016
Total assets							$5,784	$5,680
Total long-term debt, including current portion							$1,165	$1,281

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

In the fourth quarter, we expect higher maintenance costs in Pulp and Paper. Paper is expected to be negatively impacted by seasonally unfavorable mix while Pulp should continue to realize higher prices following recently announced price increases. Personal Care should benefit from higher volume, favorable raw material costs and seasonally lower marketing expenses.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our third quarter and first nine months of 2017 and 2016 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Three months ended				Nine months ended
			Variance				Variance
	September 30, 2017	September 30, 2016	$	%	September 30, 2017	September 30, 2016	$	%
Pulp and Paper	$1,054	$1,054	-	-%	$3,126	$3,193	(67)	-2%
Personal Care	253	231	22	10%	743	675	68	10%
Total for reportable segments	1,307	1,285	22	2%	3,869	3,868	1	-%
Intersegment sales	(15)	(15)	-		(49)	(44)	(5)
Consolidated	1,292	1,270	22	2%	3,820	3,824	(4)	-%

Shipments
Paper - manufactured (in thousands of ST)	722	744	(22)	-3%	2,165	2,282	(117)	-5%
Communication papers	597	620	(23)	-4%	1,801	1,904	(103)	-5%
Specialty and Packaging papers	125	124	1	1%	364	378	(14)	-4%
Paper - sourced from third parties (in thousands of ST)	29	35	(6)	-17%	84	96	(12)	-13%
Paper - total (in thousands of ST)	751	779	(28)	-4%	2,249	2,378	(129)	-5%
Pulp (in thousands of ADMT)	424	369	55	15%	1,260	1,098	162	15%

ANALYSIS OF CHANGES IN SALES
	Third quarter of 2017 versus Third quarter of 2016					First nine months of 2017 versus First nine months of 2016
	% Change in Net Sales due to					% Change in Sales due to
	Net Price	Volume / Mix		Currency	Total	Net Price	Volume / Mix		Currency	Total
Pulp and Paper	-%	-%		-%	-%	-1%	-1%		-%	-2%
Personal Care	-1%	9%	(a)	2%	10%	-2%	13%	(a)	-1%	10%
Consolidated sales	-%	2%		-%	2%	-1%	1%		-%	-%

Commentary:

(a)	Includes sales of HDIS acquired on October 1, 2016.

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended				Nine months ended
By Business Segment			Variance				Variance
	September 30, 2017	September 30, 2016	$	%	September 30, 2017	September 30, 2016	$	%
Operating income (loss)
Pulp and Paper	93	89	4	4%	192	143	49	34%
Personal Care	8	15	(7)	-47%	37	44	(7)	-16%
Corporate	(12)	(12)	-	-%	(34)	(38)	4	11%
Consolidated operating income (loss)	89	92	(3)	-3%	195	149	46	31%

Third quarter of 2017 versus Third quarter of 2016

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix		Net Price	Input Costs (b)	Operating Expenses (c)	Currency	Depreciation/ Impairment (d)	Restructuring (e)	Other Income/ Expense (f)	Total
Pulp and Paper	2		(4)	3	(25)	(1)	14	10	5	4
Personal Care	—	(a)	(3)	(2)	(1)	(1)	—	—	—	(7)
Corporate	—		—	—	(2)	—	—	—	2	—
Consolidated operating income (loss)	2		(7)	1	(28)	(2)	14	10	7	(3)

(a)	Includes results of HDIS acquired on October 1, 2016.
(b)	Includes raw material (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.
(c)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(d)

In the third quarter of 2017, we did not record any accelerated depreciation compared to $5 million of accelerated depreciation in the third quarter of 2016 related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill. Depreciation charges were lower by $9 million in the third quarter of 2017, excluding foreign currency impact.

(e)

In the third quarter of 2017, there were no restructuring charges. In the third quarter of 2016, we incurred restructuring charges of $10 million related to the conversion at Ashdown described above ($5 million) and the announced closure of a pulp dryer and idling of related assets at our Plymouth mill ($5 million) related to our plan to optimize fluff pulp manufacturing.

(f)

Third quarter of 2017 other operating income/ expense includes:	Third quarter of 2016 other operating income/ expense includes:
- Gain on sale of property, plant and equipment ($4 million) - Reversal of contingent consideration ($2 million) - Other income ($1 million)	- Foreign exchange loss of working capital items ($1 million) - Other income ($1 million)

Commentary –Third quarter of 2017 compared to Third quarter of 2016

Interest Expense, net

We incurred $16 million of net interest expense in the third quarter of 2017, a decrease of $1 million compared to net interest expense of $17 million in the third quarter of 2016. This decrease is mostly due to a decrease in interest expense as a result of the repayment at maturity of the 9.5% Notes due in August 2016 and of the 10.75% Notes due in June 2017 and a reduction in the amortization of debt issue costs. This decrease was partially offset by a reduction in capitalized interest and an increase in interest expense related to the Term Loan Agreement.

Income Taxes

In the third quarter of 2017, our income tax expense was $3 million, consisting of current income tax expense of $10 million and a deferred income tax benefit of $7 million. This compares to an income tax expense of $16 million in the third quarter of 2016, consisting of a current income tax expense of $5 million and a deferred income tax expense of $11 million. We made income tax payments, net of refunds, of $3 million during the third quarter of 2017. Our effective tax rate was 4% compared with an effective tax rate of 21% in the third quarter of 2016.  The effective tax rate for the third quarter of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations. The effective tax rates for both the third quarter of 2017 and third quarter of 2016 were impacted by the finalization of certain estimates in connection with the filing of our 2016 and 2015 income tax returns, respectively.

First nine months of 2017 versus First nine months of 2016

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix		Net Price	Input Costs (b)	Operating Expenses (c)	Currency	Depreciation/ Impairment (d)	Restructuring (e)	Other Income/ Expense (f)	Total
Pulp and Paper	(18)		(32)	14	(23)	13	55	33	7	49
Personal Care	7	(a)	(11)	4	(4)	(3)	—	—	—	(7)
Corporate	—		—	—	2	(1)	—	—	3	4
Consolidated operating income (loss)	(11)		(43)	18	(25)	9	55	33	10	46

(a)	Includes results of HDIS acquired on October 1, 2016.
(b)	Includes raw material (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy expenses.
(c)	Includes maintenance, freight costs, SG&A expenses and other costs.
(d)

In the first nine months of 2017, we did not record any accelerated depreciation compared to $29 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, recorded in the first nine months of 2016. Depreciation charges were lower by $26 million in the first nine months of 2017, excluding foreign currency impact.

(e)

In the first nine months of 2017, there were no restructuring charges. In the first nine months of 2016, we incurred restructuring charges of $33 million mostly related to the conversion at Ashdown described above and the closure of a pulp dryer and idling of related assets at our Plymouth mill, related to our plan to optimize fluff pulp manufacturing.

(f)

First nine months of 2017 other operating income/ expense includes:	First nine months of 2016 other operating income/ expense includes:

- Gain on sale of property, plant and equipment

($4 million)

- Reversal of contingent consideration ($2 million)

- Environmental provision ($2 million)

- Bad debt expense ($1 million)

- Foreign exchange loss on working capital items

($1 million)

- Other income ($4 million)

- Foreign exchange loss on working capital items ($5 million) - Litigation settlement ($2 million) - Other income ($3 million)

Commentary – First nine months of 2017 compared to first nine months of 2016

Interest Expense, net

We incurred $50 million of net interest expense in the first nine months of 2017, an increase of $1 million compared to net interest expense of $49 million in the first nine months of 2016. This increase was mostly due to a reduction in capitalized interest and an increase in interest expense related to the Term Loan Agreement. This increase was partially offset by the repayment at maturity of the 9.5% Notes due in August 2016 and of the maturity of the 10.75% Notes due in June 2017.

Income Taxes

In the first nine months of 2017, our income tax expense was $17 million, consisting of current income tax expense of $36 million and a deferred income tax benefit of $19 million. This compares to an income tax expense of $19 million in the first nine months of 2016, consisting of a current income tax expense of $13 million and a deferred income tax expense of $6 million. We made income tax payments, net of refunds, of $18 million during the first nine months of 2017. Our effective tax rate was 12% compared to an effective tax rate of 19% in the first nine months of 2016.  The effective tax rate for the first nine months of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations as well as by various enacted law changes in several U.S. states. The effective tax rates for both the first nine months of 2017 and the first nine months of 2016 were impacted by the finalization of certain estimates in connection with the filing of our 2016 and 2015 income tax returns, respectively. Additionally, the effective tax rate for the first nine months of 2016 was impacted by the approval of a state tax credit in the U.S.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment remained relatively flat when compared to sales in the third quarter of 2016. Our net average selling price for paper decreased while our net average selling price for pulp increased. Paper sales volume decreased from the third quarter of 2016 while pulp sales volume increased from the third quarter of 2016.

Operating income in our Pulp and Paper segment amounted to $93 million in the third quarter of 2017, an increase of $4 million, when compared to operating income of $89 million in the third quarter of 2016. Our results were positively impacted by:

•

Lower depreciation charges ($14 million) due to accelerated depreciation related to our 2014 decision to convert a paper machine at our Ashdown facility to a high quality fluff pulp line in the third quarter of 2016 and lower depreciation charges due to certain assets being fully depreciated

•

Lower restructuring costs mostly related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, recorded in the third quarter of 2016 ($5 million) and the announced closure of a pulp dryer and idling of related assets at our Plymouth mill ($5 million) related to our plan to optimize fluff pulp manufacturing

•	Lower other operating income/expense ($5 million)
•	Lower input costs ($3 million) mostly related to lower energy costs due to a boiler conversion and lower fiber costs as a result of improved yields, partially offset by higher chemical costs
•	Higher volume/mix ($2 million) mostly related to higher volume of pulp partially offset by lower volume of paper

This increase was partially offset by:

•	Higher operating expenses ($25 million) mostly due to higher maintenance costs as a result of timing of outages
•	Lower average selling prices for paper partially offset by higher average selling prices for pulp ($4 million)
•	Negative impact of a stronger Canadian dollar on our Canadian denominated expenses, partially offset by our hedging program ($1 million)

Sales in our Pulp and Paper segment decreased by $67 million, or 2% when compared to sales in the first nine months of 2016. This decrease in sales is mostly due to a decrease in net average selling prices for paper as well as a decrease in our paper sales volumes. This decrease was partially offset by an increase in our pulp sales volumes and an increase in net average selling prices for pulp.

Operating income in our Pulp and Paper segment amounted to $192 million in the first nine months of 2017, an increase of $49 million, when compared to operating income of $143 million in the first nine months of 2016. Our results were positively impacted by:

•

Lower depreciation charges ($55 million) due to accelerated depreciation related to our 2014 decision to convert a paper machine at our Ashdown facility to a high quality fluff pulp line in the first nine months of 2016 and lower depreciation charges due to certain assets being fully depreciated

•

Lower restructuring costs mostly related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill and the announced closure of a pulp dryer and idling of related assets at our Plymouth mill related to our plan to optimize fluff pulp manufacturing, recorded in the first nine months of 2016  ($33 million)

•	Lower input costs ($14 million) mostly related to lower fiber costs as a result of improved yields and better weather and lower energy costs, partially offset by higher chemicals costs
•	Positive impact of our hedging program, partially offset by a stronger Canadian dollar on our Canadian denominated expenses ($13 million)
•	Lower other operating income/expense ($7 million)

This increase was partially offset by:

•	Lower average selling prices for paper, partially offset by higher average selling prices for pulp ($32 million)
•	Higher operating expenses ($23 million) mostly due to higher freight, packaging and compensation costs and partially offset by lower maintenance costs
•	Lower volume/mix ($18 million) mostly related to lower volume of paper, partially offset by higher volume of pulp

The markets in which our pulp and paper business operate are highly competitive with well-established domestic and foreign manufacturers. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We also compete with electronic transmission and document storage alternatives. As a result of such competition, we are experiencing ongoing decreasing demand for most of our existing paper products. Most of our products are commodities and are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products.

In the fourth quarter, we expect higher maintenance costs. Paper is expected to be negatively impacted by seasonally unfavorable mix while Pulp should continue to realize higher prices following recently announced price increases.

Personal Care Segment

Sales in our Personal Care segment increased by $22 million, or 10% when compared to sales in the third quarter of 2016. This increase in sales was driven by higher sales volume/mix of 9% mostly due to the acquisition of HDIS on October 1, 2016 and favorable foreign currency of 2%, net of our hedging program, mostly between the Euro and U.S Dollar. This increase was partially offset by lower selling prices of 1%.

Operating income decreased by $7 million or 47% in the third quarter of 2017 compared to the third quarter of 2016. Our results were negatively impacted by:

•	Lower average net selling prices ($3 million)
•	Higher input costs ($2 million) mostly due to higher raw material indices and usage of fluff
•	Higher operating expenses ($1 million) mostly due to higher salaries and wages and higher SG&A expenses
•	Negative impact of our hedging program partially offset by favorable foreign exchange mostly between the U.S. Dollar and Euro ($1 million)

Sales in our Personal Care segment increased by $68 million, or 10% when compared to sales in the first nine months of 2016. This increase in sales was driven by higher sales volume/mix of 13% mostly due to the acquisition of HDIS on October 1, 2016, partially offset by lower selling prices of 2% and unfavorable foreign currency rates of 1% due to fluctuations between European currencies.

Operating income decreased $7 million, or 16% in the first nine months of 2017 when compared to the first nine months of 2016.

Our results were negatively impacted by:

•	Lower average net selling prices ($11 million)
•	Higher operating expenses ($4 million) mostly due to higher salaries and wages and higher SG&A expenses
•	Unfavorable foreign exchange mostly between the GBP and Euro, net of our hedging program ($3 million)

This decrease was partially offset by:

•	Higher sales volume and mix ($7 million)
•	Lower input costs ($4 million) mostly due to favorable pricing as a result of lower negotiated contract pricing

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

In the fourth quarter, we expect to benefit from higher volume, favorable raw material costs and seasonally lower marketing expenses.

STOCK-BASED COMPENSATION EXPENSE

For the first nine months of 2017, stock-based compensation expense recognized in our results of operations was $15 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $1 million. This compares to a stock-based compensation expense of $11 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $2 million in the first nine months of 2016. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $700 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $39 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities totaled $324 million in the first nine months of 2017, a $14 million increase compared to cash flows from operating activities of $310 million in the first nine months of 2016. This increase in cash flows provided from operating activities is primarily due to a decrease in working capital requirements in the first nine months of 2017 when compared to the first nine months of 2016 as well as an increase in profitability (excluding the non-cash impairment charge of $29 million in the first nine months of 2016). We made income tax payments, net of refunds of $18 million in the first nine months of 2017 compared to income tax payments, net of refunds of $37 million during the first nine months of 2016. We paid $33 million of employer pension and other post-retirement contribution in excess of pension and other post-retirement expense in the first nine months of 2017 compared to $16 million in the first nine months of 2016.

Investing Activities

Cash flows used for investing activities in the first nine months of 2017 amounted to $103 million, a $199 million decrease compared to cash flows used for investing activities of $302 million in the first nine months of 2016.

The use of cash in the first nine months of 2017 was attributable to additions to property, plant and equipment of $111 million, partially offset by proceeds from disposals of property, plant and equipment of $8 million.

The use of cash in the first nine months of 2016 was attributable to additions to property, plant and equipment of $302 million.

Our capital expenditures for 2017 are expected to be approximately between $185 million and $190 million.

Financing Activities

Cash flows used for financing activities totaled $212 million in the first nine months of 2017 compared to cash flows provided from financing activities of $32 million in the first nine months of 2016.

The use of cash in the first nine months of 2017 was primarily the result of dividend payments ($78 million), the net repayments of borrowings under our credit facilities (revolver and receivable securitization) and long-term debt ($123 million) and a decrease in our bank indebtedness ($12 million).

The cash flows provided from financing activities in the first nine months of 2016 was primarily the result of net proceeds from borrowings under our credit facilities (revolver and receivable securitization) ($120 million) and an increase in our bank indebtedness ($1 million). These were partially offset by dividend payments ($76 million) and the repurchase of our common stock ($10 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,022 million as of September 30, 2017 compared to $1,168 million as of December 31, 2016.

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

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2017, we were in compliance with these financial covenants.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At September 30, 2017, we were in compliance with these financial covenants. At September 30, 2017, we had no borrowings (September 30, 2016 – $110 million) and no outstanding letters of credit (September 30, 2016 – nil), leaving $700 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At September 30, 2017, borrowings under the receivables securitization facility amounted to $60 million and $51 million of letters of credit were issued under the program (September 30, 2016 – $100 million and $48 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the credit facility or our failure to repay or satisfy material obligations. At September 30, 2017, we had $39 million unused and available under this facility.

Common Stock

On February 21, 2017, May 3, 2017 and August 1, 2017, our Board of Directors approved a quarterly dividend of $0.42 per share, respectively, to be paid to holders of our common stock. Dividends of $26 million were paid on April 17, 2017, July 17, 2017 and October 16, 2017, respectively, to shareholders of record on April 3, 2017, July 3, 2017 and October 2, 2017, respectively.

On October 31, 2017, our Board of Directors approved a quarterly dividend of $0.42 per share to be paid to holders of our common stock. This dividend is to be paid on January 15, 2018, to shareholders of record on January 2, 2018.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2017, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2017, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q, contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including strategic acquisitions;
•	product selling prices;
•	raw material prices, including fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax), and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of goodwill, property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any; and
•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2017, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter and the first nine months of 2017, we did not repurchase any shares under our stock repurchase program (the “Program”). We currently have $323 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

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

Date: November 3, 2017

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary