Form 10-K
period 2017-12-31
Domtar CORP
filed 2018-02-23
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01 Per Share; Common stock traded on the New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2017, was $2,407,172,587.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2018 was 62,697,173.

Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 8, 2018, are incorporated by reference into Part III of this Report.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

We operate the following business segments: Pulp and Paper and Personal Care. We had revenues of $5.2 billion in 2017, of which approximately 81% was from the Pulp and Paper segment and approximately 19% was from the Personal Care segment.

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

OUR CORPORATE STRUCTURE

At December 31, 2017, Domtar Corporation had a total of 62,695,685 shares of common stock issued and outstanding.

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

Information regarding our reportable segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Item 8, Financial Statements and Supplementary Data under Note 24 “Segment Disclosures”. Geographic information is also included under Note 24 of the Financial Statements and Supplementary Data.

FINANCIAL HIGHLIGHTS PER SEGMENT	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
(In millions of dollars, unless otherwise noted)
Sales: (1)
Pulp and Paper	$4,152	$4,181	$4,395
Personal Care	1,005	917	869
Consolidated sales	$5,157	$5,098	$5,264
Operating income (loss): (1)
Pulp and Paper	$250	$217	$270
Personal Care	(527)	57	61
Corporate	(40)	(51)	(43)
Total	$(317)	$223	$288
Segment assets:
Pulp and Paper	$3,649	$3,637
Personal Care	1,406	1,884
Corporate	157	159
Total	$5,212	$5,680

(1)

Factors that affected the year-over-year comparison of financial results are discussed in the year-over-year and segment analysis included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PULP AND PAPER

Our Manufacturing Operations

We produce approximately 4.0 million metric tons of softwood, fluff and hardwood pulp at 12 of our 13 mills (Port Huron being a non-integrated paper mill). More than 50% of our pulp is consumed internally to manufacture paper, with the balance being sold as market pulp. We also purchase limited papergrade pulp from third parties for specific grades and to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We have nine integrated pulp and paper mills and one non-integrated paper mill (eight in the United States and two in Canada), with an annual paper production capacity of approximately 3.0 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 13 converting and forms manufacturing operations (including a network of 10 plants located offsite from our paper making operations). Approximately 77% of our paper production capacity is in the United States and the remaining 23% is located in Canada.

We produce market pulp in excess of our internal requirements at our pulp and paper mills in Ashdown, Espanola, Hawesville, Windsor, Marlboro and Nekoosa. We also produce papergrade, fluff and specialty pulps at our three stand-alone pulp mills in Kamloops, Dryden and Plymouth. We can sell approximately 1.8 million metric tons of pulp per year depending on market conditions. Approximately 54% of our trade pulp production capacity is in the U.S., and the remaining 46% is located in Canada.

The table below lists our operating pulp and paper mills and their annual production capacity:

			Saleable
PRODUCTION FACILITY	Fiberline Pulp Capacity		Paper (1)
	# lines	('000 ADMT) (2)	# machines	Category (3)	('000 ST) (2)
Uncoated freesheet
Ashdown, Arkansas	3	707	2	Communication	265
Windsor, Quebec	1	447	2	Communication	642
Hawesville, Kentucky	1	412	2	Communication	596
Kingsport, Tennessee	1	304	1	Communication	426
Marlboro, South Carolina	1	320	1	Specialty & Packaging	274
Johnsonburg, Pennsylvania	1	228	2	Communication	344
Nekoosa, Wisconsin	1	155	3	Specialty & Packaging	168
Rothschild, Wisconsin	1	65	1	Communication	131
Port Huron, Michigan	—	—	4	Specialty & Packaging	113
Espanola, Ontario	2	327	2	Specialty & Packaging	69
Total Uncoated freesheet	12	2,965	20		3,028
Pulp
Kamloops, British Columbia	1	354	—		—
Dryden, Ontario	1	327	—		—
Plymouth, North Carolina (4)	1	390	—		—
Total Pulp	3	1,071	—		—
Total	15	4,036	20		3,028
Total Trade Pulp (5)		1,842

(1)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(2)	ADMT refers to an air dry metric ton and ST refers to short ton.
(3)	Represents the majority of the capacity at each of these facilities.
(4)

On September 23, 2016, we announced a plan to optimize fluff pulp manufacturing at our Plymouth, North Carolina mill. On February 11, 2018, we permanently closed a pulp dryer and idled related assets. The above table reflects the closure of a pulp dryer and idling of related assets. More information regarding this project is included in Item 8, Financial Statements and Supplementary Data under Note 16 “Closure and Restructuring Costs and Liability”.

(5)	Estimated third-party shipments dependent upon market conditions. This also includes shipments to our Personal Care segment.

Our Raw Materials

The manufacturing of pulp and paper requires wood fiber, chemicals and energy. We discuss these three major raw materials used in our manufacturing operations below.

Wood Fiber

United States pulp and paper mills

The fiber used by our pulp and paper mills in the United States is softwood and hardwood, both readily available in the market from multiple third-party sources. The mills obtain fiber from a variety of sources, depending on their location. These sources include a combination of supply contracts, wood lot management arrangements, advance stumpage purchases and spot market purchases.

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the United States, contracts with Quebec wood producers’ marketing boards, public land where we have wood supply allocations and from Domtar’s private lands. The softwood and hardwood fiber for our Espanola pulp and paper mill and the softwood fiber for our Dryden pulp mill, are obtained from third parties, directly or indirectly from public lands and through designated wood supply allocations. The fiber used at our Kamloops pulp mill is all softwood, originating mostly from third-party sawmill operations in the southern-interior part of British Columbia.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 1.6 million cubic meters of softwood and 0.8 million cubic meters of hardwood, for a total of 2.4 million cubic meters of wood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

During 2017, the cost of wood fiber relating to our Pulp and Paper segment comprised approximately 21% of the total consolidated cost of sales.

Chemicals

We use various chemical compounds in our pulp and paper manufacturing operations that we purchase, primarily on a centralized basis, through contracts varying between one and ten years in length to ensure product availability. Most of the contracts have pricing that fluctuates based on prevailing market conditions. For pulp manufacturing, we use numerous chemicals including caustic soda, sodium chlorate, sulfuric acid, lime and peroxide. For paper manufacturing, we also use several chemical products including starch, precipitated calcium carbonate, optical brighteners, dyes and aluminum sulfate.

During 2017, the cost of chemicals relating to our Pulp and Paper segment comprised approximately 12% of the total consolidated cost of sales.

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include: biomass, natural gas and electricity. Approximately 75% of the total energy required to manufacture our products come from renewable fuels such as bark and spent pulping liquor, generated as byproducts from our manufacturing processes. The remainder of the energy comes from smaller amounts of other fossil fuels and purchased steam procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuate based on prevailing market conditions. Biomass and fossil fuels are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We own cogenerating assets at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. These generating assets produce the equivalent of approximately 71% of our electricity requirements with the balance supplied from local utilities. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting.

During 2017, net energy costs relating to our Pulp and Paper segment comprised approximately 5% of the total consolidated cost of sales.

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

During 2017, outbound transportation costs relating to our Pulp and Paper segment comprised approximately 10% of the total consolidated cost of sales.

Our Product Offering and Go-to-Market Strategy

Paper

Our uncoated freesheet papers are categorized into communication and specialty and packaging papers. Communication papers are further categorized into business and commercial printing and publishing papers.

Our business papers include copy and electronic imaging papers, which are used with inkjet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 52% of our shipments of paper products in 2017.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. These products also include base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 31% of our shipments of paper products in 2017.

We also produce paper for several specialty and packaging markets. These products consist primarily of thermal printing, flexible packaging, food packaging, medical packaging, medical gowns and drapes, sandpaper backing, carbonless printing, labels and other coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 17% of our shipments of paper products in 2017. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

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

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to customer orders on short notice.

Our Customers

Our ten largest customers represented approximately 45% of our Pulp and Paper segment sales or approximately 36% of our total sales in 2017. In 2017, Staples, a customer of our Pulp and Paper segment, represented approximately 10% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2017, approximately 71% of our Pulp and Paper segment sales were in the United States, 11% were in Canada, and 18% were in other countries.

PERSONAL CARE

Our Operations

Our Personal Care business consists of the design, manufacturing, marketing and distribution of absorbent hygiene products, including adult incontinence and infant diaper products. We are one of the leading suppliers of adult incontinence products sold into North America and Europe, servicing institutional and consumer channels, marketed primarily under our Attends®, IncoPack®, Indasec® and Reassure® brands, in addition to our customers’ brands.

We operate six manufacturing facilities, with each having the ability to produce multiple product categories. At our Jesup facility, we have research and development capabilities and production lines which manufacture high quality airlaid and ultrathin laminated absorbent cores and we also have research and development activities in our divisional headquarters in Raleigh, North Carolina. We operate in the United States and in Europe.

Our Industry Dynamics

Aging population

We compete in an industry with fundamental drivers for long-term growth. The worldwide aging population suggests that adult incontinence will become much more prevalent over the next several decades, as baby boomers enter their senior years and medical advances continue to extend the average lifespan. By the year 2030, approximately 74 million Americans are estimated to be 65 years old or older, representing over 20% of the United States population.

Increased healthcare spending

While we are expected to benefit from the overall increase in healthcare spending due to an aging population, it is not clear how pressures to limit this spending brought forth through administrative changes by various national governments may impact the source of that funding. Additional changes in the balance of public versus private funding may be forthcoming and these could impact overall consumption or the channels in which consumption occurs.

Infant products

We compete within the competitive and volatile store brand segment of infant diapers and training pants. Future demand based on birth rate and demographic trends is forecasted to have flat to low growth in North America and Europe. The importance of the category to key retailers is expected to remain strong given the purchasing power and strategic importance of the infant diaper shopper. Today, our business is focused on securing multiyear contracts with large retailers that control the majority of volume in North America, leading to intense competition with other manufacturers in the industry. In Europe, we are investing in our infant diaper assets and are focused on leveraging our existing position in adult incontinence and our infant expertise in North America to grow our business.

We believe that our product assortment provides our customers with the complete bundle of products at a scale required to meet their national distribution requirements.

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

We serve the healthcare, retail and direct-to-consumer channels. Through the utilization of our flexible production platform, manufacturing expertise and efficient supply chain management, we believe that we are able to provide a complete and high-quality line of products to customers across all channels, under our own brands or those of our customers. We maintain a direct sales organization in the United States and certain European countries.

Our Product Development

We currently offer a comprehensive, full suite of products, and we continue to focus on product development to improve products for our customers. We continue to explore materials, designs and processes that will allow us to manufacture products that absorb wetness more quickly, reduce skin dryness and improve containment.

OUR STRATEGIC INITIATIVES AND FINANCIAL PRIORITIES

As a leading fiber-based technology company, Domtar is focused on driving innovation, enhancing our operating platforms, and delivering high quality products. To further bolster our position and drive enhanced value for our stockholders, Domtar is focused on four key business objectives: (1) driving value in our Pulp and Paper business through strategic investment; (2) building on our core competencies in wood fiber to diversify and expand Domtar’s footprint in growth markets and industries; (3) maintaining a balanced and disciplined approach to capital allocation that allows for investments in growth opportunities and rewards stockholders with capital returns; and (4) operating with a focus on environmental responsibility and sustainability. We are confident that the continued focus on these objectives will bolster the competitive position of our business and drive value for our stakeholders, including stockholders, customers and employees.

Driving value in the Pulp and Paper business. Domtar’s Pulp and Paper business remains an important part of our growth plan, and we have strategies and operating priorities designed to maximize the value of the business. Our key priorities include: pursuing asset repurposing opportunities, operating an optimal portfolio of strategic assets, increasing productivity in our pulp business and pursuing new sources of paper consumption. We believe that execution on these priorities will enable Domtar to expand into complementary growth areas and protect its market position in Pulp and Paper.

Expanding into areas of growth and leveraging our fiber expertise.  We are focused on optimizing and expanding our operations in markets with positive demand dynamics through the repurposing of assets, investments for organic growth and strategic acquisitions. Domtar has a history of proactively adapting to changing market conditions, and today, we are repositioning the Company towards areas of growth. We are well positioned to capitalize on new opportunities in the wood fiber market. The Company already has the financial resources, infrastructure, raw materials, technologies and expertise necessary to deliver new products. We believe that we have built a strong foundation for diversification and continue to make important, but disciplined, progress.

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

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products. We have an extensive offering of high quality Forest Stewardship Council (“FSC”)-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products. All of our pulp and paper manufacturing facilities are located in the United States or in Canada where we sell approximately 82% of our products. Domtar is one of the five largest manufacturers of uncoated freesheet papers in North America that represent approximately 80% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet paper. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, particularly the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The market pulp we sell is fluff, softwood or hardwood pulp. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products. The fluff pulp we sell is used in absorbent products, incontinence products, diapers and feminine hygiene products. The softwood and hardwood pulp we sell is primarily slow growth northern bleached softwood and hardwood kraft, and we produce specialty engineered pulp grades with a pre-determined mix of wood species. Our softwood and hardwood pulps are sold to customers who make a variety of products for specialty paper, packaging, tissue and industrial applications, and customers who make printing and writing grades. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the United States or in Canada, and we sell approximately 57% of our pulp to other countries.

For the adult incontinence business, competition is primarily faced across four major product categories: protective underwear, pads, briefs and underpads, with customers served through the healthcare, retail (mass retailers, dollar stores, supermarkets, warehouse clubs), and direct to consumer channels. The retail channel in Europe is more fragmented than in North America, with a mix of larger chains and smaller players. Approximately 74% of institutional and homecare expenditures are reimbursed by governments in Western Europe.

For the infant diaper business, competition is primarily across three major product categories: diapers, training pants and youth pants with customers served through the retail (mass retailers, dollar stores, supermarkets, warehouse clubs) and direct to consumer channels. In North America, branded labels represent the majority of the infant market with the top two manufacturers supplying a significant portion of the branded demand. The remaining demand is represented by private label, and is split among the competition. In Europe, the top manufacturer supplies approximately 50% of the demand with branded labels, and the remaining is represented by private label. Products are marketed in multiple channels: mass retailers, dollar stores, supermarkets, warehouse clubs, internet and home health care.

In both the adult incontinence and infant diaper businesses, the principal methods and elements of competition include brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities. Growing competitive market pressures in the healthcare and retail markets over the last year, including the entry of new competitors in the private label category, excess industry capacity and the pressure to limit healthcare spending by governmental agencies, are expected to result in lower than previously anticipated sales and margins.

OUR EMPLOYEES

We have approximately 10,000 employees, of which approximately 60% are employed in the United States, 28% in Canada and 12% in Europe. Approximately 48% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis. Certain agreements covering approximately 1,067 employees will expire in 2018 and others will expire between 2019 and 2021.

OUR APPROACH TO SUSTAINABILITY

Domtar aims to deliver value to our customers, employees, shareholders and communities by viewing our business decisions within the larger context of sustainability. As a renewable fiber-based company, we take a long-term view on managing natural resources for the future. We prize efficiency in everything we do. We strive to minimize waste and encourage recycling. We aim to have the highest standards for ethical conduct, for caring about the health and safety of each other, and for maintaining the environmental quality in the communities where we live and work. We value the partnerships we have formed with non-governmental organizations and believe they make us a better company. We focus on agility to respond to new opportunities, and we are committed to turning innovation into value creation. By embracing sustainability as our operating philosophy, we seek to internalize the fact that the choices we have and the impact of the decisions we make on our stakeholders are all interconnected. We believe that our business and the people and communities who depend on us are better served as we weave this focus on sustainability into the things we do.

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

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. Additional information regarding environmental matters is included in Item 8, Financial Statements and Supplementary Data under Note 22 “Commitments and Contingencies” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section of Critical accounting policies, caption “Environmental matters and asset retirement obligations”.

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

OUR EXECUTIVE OFFICERS (“MANAGEMENT COMMITTEE”)

Name	Age	Position and Business Experience
John D. Williams	63

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

Daniel Buron	54

Senior Vice-President and Chief Financial Officer of the Company since March 2007. Mr. Buron was previously Senior Vice-President and Chief Financial Officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was Vice-President, Finance, Pulp and Paper sales division and, prior to September 2002, he was Vice-President and Controller. He has over 25 years of experience in finance. Mr. Buron is a Director of the McGill University Health Centre Foundation.

Michael D. Garcia	53

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

Michael Fagan	56

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

Zygmunt Jablonski	64

Senior Vice-President and Chief Legal and Administrative Officer of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years. From 1985 to 1994, he practiced law in Washington, DC.

Patrick Loulou	49

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including strategic acquisitions;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	cyberattack or other security breaches;
•

the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax positions and estimates of the impact of U.S. Tax Reform on our 2017 and future results), and accounting regulations;

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

The Company may be negatively impacted by political issues or crisis in individual countries or regions, including sovereign risk related to a default by or deterioration in the credit worthiness of local governments. Any of these effects, and others the Company cannot anticipate, may have a negative effect and may adversely affect the Company’s business.

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

The Company is pursuing strategic initiatives that management considers important to our long-term success. The most recent initiatives include, but are not limited to, the integration of adult incontinence and baby diaper businesses acquired during the past six years and the 2016 conversion of a paper machine to produce fluff pulp. The intent of these initiatives is to help grow the business and counteract the secular decline in our North American paper business. These initiatives may involve organic growth, select joint ventures and strategic acquisitions. The success of these initiatives will depend on, among other things, our ability to identify potential strategic initiatives, understand the key trends and principal drivers affecting those businesses and to execute the initiatives in a cost effective manner. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside the Company’s control.

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

The overall levels of demand for the pulp and paper products that the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, the continuation of the current level of service and cost of postal services, as well as competition from electronic substitution. See “Conditions in the global political and economic environment, including the global capital and credit markets, can adversely affect the Company’s business, results of operations and financial position” and “The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials”.

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

As a result, prices for all of the Company’s pulp and paper products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. See Item 8, Financial Statements and Supplementary Data under Note 16 “Closure and restructuring costs and liability”. Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical, transportation and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control. If the prices or demand for its pulp and paper products decline, or if its wood fiber, chemical, transportation or energy costs increase, or both, this could adversely affect the Company’s results of operations and financial position.

The Company is affected by changes in currency exchange rates.

The Company has manufacturing operations in the United States, Canada, Sweden and Spain. As a result, it is exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. The Company’s European subsidiaries are exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than their Euro functional currency. Additionally, there has been, and may continue to be, volatility in currency exchange rates. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates or to designate them as hedging instruments in order to hedge the subsidiary’s cash flow risk for purposes of the Consolidated Financial Statements. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. This factor could adversely affect the Company’s results of operations and financial position.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 10% of the Company’s sales in 2017. A significant change in customer relationships or in customer demand for our products could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 10% of the Company’s sales in 2017. A significant reduction in sales to any of the Company’s key customers, which could be due to factors outside its control, such as purchasing diversification or financial difficulties experienced by these customers, could materially adversely affect the Company’s business, financial condition or results of operations. Consolidation among its customers could also create significant cost margin pressure and lead to more complexity across broader geographic boundaries for both the Company and its key retailers.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require ongoing capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2017, the Company’s total capital expenditures were $182 million.

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

In 2017, the Company paid approximately $125 million in required interest and principal payments. The Company’s ability to make payments on and refinance its debt, including the Company’s unsecured long-term notes and amounts borrowed under its revolving credit facility and term loan, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

The Company’s business may not generate sufficient cash flow from operations and future borrowings may not be available to the Company under its revolving credit facility or otherwise in amounts sufficient to enable the Company to service its indebtedness, including the Company’s unsecured long-term notes, and borrowings, if any, under its revolving credit facility and securitization or to fund its other liquidity needs. If the Company cannot service its debt, the Company will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seek additional equity capital. Any of these remedies may not be executed on commercially reasonable terms, or at all, and may impede the implementation of its business strategy. Furthermore, the revolving credit facility may restrict the Company from adopting any of these alternatives. Because of these and other factors that may be beyond its control, the Company may be unable to service its indebtedness.

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

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $67 million of operating expenses and $2 million of capital expenditures in connection with environmental compliance and remediation in 2017. As of December 31, 2017, the Company had a provision of $44 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping).

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations (such as changes in climate change regulation), or interpretation thereof, might require significant expenditures. For additional information, refer to Item 8, Financial Statements and Supplementary Data under Note 22 “Commitments and Contingencies”. The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

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

The Company is subject to U.S. and foreign tax laws and regulations. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Recently, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved partly due to the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development and supported by the G20. Changes in these laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect the Company’s financial results. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations, such as the recently enacted U.S. Tax Cuts and Jobs Acts (“U.S. Tax Reform”). Finally, foreign governments may enact tax laws in response to the U.S. Tax Reform that could result in further changes to global taxation and materially impact the Company financial results.

The U.S. Tax Reform significantly changes how the U.S. taxes corporations. The U.S. Tax Reform requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provision of the U.S Tax Reform and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from the Company interpretation. As the Company complete its analysis of the U.S Tax Reform, collect and prepare necessary data, and interpret any additional guidance, the Company may make adjustments to provisional amounts that was recorded that may materially impact its provision for income taxes in the period in which the adjustments are made.

The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. The Company is also subject to the examination of its tax returns and other matters by tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes and as of December 31, 2017, has a reserve for liabilities relating to uncertain tax positions of $37 million. Taxing authorities may disagree with the positions the Company has taken regarding the tax treatment or characterization of its transactions. If any tax authorities were successful in challenging the tax treatment or characterization of any of our transactions, it could also adversely affect its financial results.

The Company’s Pulp and Paper business may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company’s Pulp and Paper business, comprising approximately 21% of the consolidated cost of sales in 2017. Wood fiber is a commodity, and prices historically have been cyclical. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

Employees at 17 of the Company’s facilities, representing approximately half of the Company’s employees, are represented by unions through collective bargaining agreements generally on a facility-by-facility basis. Certain of these agreements will expire in 2018 and others will expire between 2019 and 2021. As of December 31, 2017, five collective bargaining agreements, representing 331 employees, are up for renegotiation. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and results of operations.

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

Any of the Company’s manufacturing facilities, or any of its machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	equipment failure;
•	chemical spill or release;
•	malfunction of a boiler;
•	the effect of a drought or reduced rainfall on its water supply;
•	labor difficulties;
•	government regulations;
•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	adverse weather, fires, floods, earthquakes, hurricanes or other catastrophes;
•	cyberattack or other security breaches;
•	terrorism or threats of terrorism; or
•	other operational problems, including those resulting from the risks described in this section.

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

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2017, the Company’s defined benefit plans had a surplus of $131 million on certain plans and a deficit of $130 million on others.

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

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2017, the Company’s defined benefit pension plans held assets with a fair value of $1,765 million.

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

The Company’s balance sheet includes a significant amount of intangible assets. The Company may be required to record a material charge to earnings due to impairment of intangible assets carried on its balance sheet.

As a result of business acquisitions in the past years, mostly in the Personal Care segment, the Company carries on its balance sheet intangible assets. As of December 31, 2017, the Company’s balance sheet included intangible assets of $633 million, of which $337 million related to intangible assets subject to amortization and $296 million related to indefinite-lived intangible assets. The Company performs annual evaluations or more frequently if indicators arise, for potential impairment of the carrying value of its intangible assets. Impairment assessments inherently involve management judgment as to the assumptions used to estimate fair value of the intangible asset being tested. Changes in assumptions or estimates can materially affect the determination of fair value. The major factors that influence the analysis of fair value are the Company's estimates for future sales growth and the discount rate associated with the asset being tested.

In connection with the Company's annual impairment testing performed in the fourth quarter of 2017, we performed a quantitative assessment for each indefinite-lived intangible asset (trade names and catalog rights) of the Personal Care segment. The tests indicated that the indefinite-lived intangible assets had fair values that exceeded their carrying amounts. Certain Personal Care division indefinite-lived intangible assets are considered to be at risk for future impairment given their respective fair values exceeded their respective carrying values by 30% or less at the time the test was performed. As of December 31, 2017, the carrying value of these indefinite-lived intangible assets was $164 million. If assumed revenue growth is not achieved in future periods and/or there is an increase to the rate used to discount the estimated cash flows, there is the potential for partial or full impairment related to the indefinite-lived intangible assets. If we are required to impair all or a significant amount of the carrying value of related intangible assets, and consequently record a non-cash impairment charge, the Company’s net earnings could be materially and adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

A description of our mills and related properties is included in Part I, Item I, Business, of this Annual Report on Form 10-K.

Production facilities

We own substantially all of our production facilities with the exception of some production facilities where either a certain portion is subject to a lease in connection with an industrial development bond arrangement, or are leased with a third party or are fee-in-lieu-of-tax agreements, and lease substantially all of our sales offices, regional replenishment centers and warehouse facilities. We believe our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all of the equipment used in our facilities.

Forestlands

We manage approximately 5 million acres of forestlands that are directly licensed or owned by Domtar in Canada, through efficient management and the application of certified sustainable forest management practices. We also have access to fiber from an additional 24 million acres of public forestlands in Canada that are licensed and managed by third parties. We believe that these forestlands will provide a continuous supply of wood for future needs.

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

Birmingham, Alabama

Buffalo, New York

Cincinnati, Ohio

Cleveland, Ohio

Des Moines, Iowa

Houston, Texas

Jackson, Mississippi

Kansas City, Kansas

Louisville, Kentucky

Minneapolis, Minnesota

Nashville, Tennessee

Omaha, Nebraska

Phoenix, Arizona

Plain City, Ohio

Richmond, Virginia

Salt Lake City, Utah

San Antonio, Texas

San Lorenzo, California

St. Louis, Missouri

Vancouver, Washington

Walton, Kentucky

Wayne, Michigan

Wisconsin Rapids, Wisconsin

Regional Replenishment Centers – United States

Mira Loma, California

Jacksonville, Florida

Chicago, Illinois

Indianapolis, Indiana

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

Aneby, Sweden

Toledo, Spain

Personal Care –

Sales offices

Daytona Beach, Florida

Emmerloord, The Netherlands

Keebergen, Belgium

Olivette, Missouri

Oslo, Norway

Linz, Austria

Madrid, Spain

Pusignan, France

Rheinfelden, Switzerland

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS”. The following table sets forth the price ranges of our common stock during 2017 and 2016.

	New York Stock Exchange ($)			Toronto Stock Exchange (CDN$)
	High	Low	Close	High	Low	Close
2017 Quarter
First	43.69	36.36	36.52	57.06	48.48	48.55
Second	41.91	35.84	38.42	57.11	47.98	49.84
Third	44.08	36.69	43.39	54.80	47.31	54.12
Fourth	49.81	42.20	49.52	63.91	52.93	62.23
Year	49.81	35.84	49.52	63.91	47.31	62.23
2016 Quarter
First	40.50	30.43	40.50	52.57	42.41	52.57
Second	42.68	33.70	35.01	54.85	43.91	45.21
Third	39.53	33.24	37.13	52.13	43.32	48.69
Fourth	41.59	34.25	39.03	54.86	45.62	52.41
Year	42.68	30.43	39.03	54.86	42.41	52.41

HOLDERS

At December 31, 2017, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 18,800.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

During 2017, the Company declared four quarterly dividends of $0.415 per share, to holders of our common stock. Dividends of $26 million were paid on April 17, 2017, July 17, 2017, October 16, 2017 and January 15, 2018, respectively, to shareholders of record as of April 3, 2017, July 3, 2017, October 2, 2017 and January 2, 2018, respectively.

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

On January 29, 2018, the Company Board of Directors approved a quarterly dividend of $0.435 per share, an increase of $0.02 or 4.8%, to be paid to holders of the Company common stock. This dividend is to be paid on April 16, 2018 to shareholders of record on April 2, 2018.

The Company’s Board of Directors has authorized a stock repurchase program (the “Program”) of up to $1.3 billion. Under the Program, the Company is authorized to repurchase from time to time shares of its outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock, in part to reduce the dilutive effects of its stock options, awards, and to improve shareholders’ returns.

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

During 2017, there were no shares repurchased under the Program. As of December 31, 2017, the approximate dollar value of shares that may yet be purchased under the Program was $323 million.

During 2016, the Company repurchased 304,915 shares (2015 – 1,210,932) at an average price of $32.21 (2015 – $41.40) for a total cost of $10 million (2015 – $50 million).

Since the inception of the Program, the Company repurchased 24,853,827 shares at an average price of $39.33 for a total cost of $977 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on December 31, 2012 with a $100 investment in an equally-weighted portfolio of a peer group(1), and a $100 investment in the S&P 400 MidCap Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

(1)

On May 18, 2007, the Human Resources Committee of the Board of Directors established performance measures as part of the Performance Conditioned Restricted Stock Units (“PCRSUs”) Agreement including the achievement of a total shareholder return compared to a peer group.

The peer group includes: WestRock Company, Ontex Group NV, Glatfelter Corporation, International Paper Co., Kimberly-Clark Corporation, Neenah Paper, Inc., Packaging Corp. of America, Resolute Forest Products Inc., SCA, Sonoco Products Company, Stora Enso Oyj and UPM-Kymmene Corp. This new peer group consists of the companies in the old peer group with the addition of Ontex Group NV and WestRock Company. The change in peer group was made to be consistent with the peer group used for our definitive Proxy Statement to be filed on or about March 31, 2018. Ontex Group NV performance history is included starting in 2014 and WestRock Company starting in 2015, as both companies did not exist prior to those periods.

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

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$5,157	$5,098	$5,264	$5,563	$5,391
Closure and restructuring costs and impairment of goodwill and property, plant and equipment [1]	580	61	81	32	40
Depreciation and amortization	321	348	359	384	376
Operating income [1]	(317)	223	288	364	161
Net (loss) earnings [2]	(258)	128	142	431	91
Net (loss) earnings per common share - basic [3]	$(4.11)	$2.04	$2.24	$6.65	$1.37
Net (loss) earnings per common share - diluted [3]	$(4.11)	$2.04	$2.24	$6.64	$1.36
Cash dividends paid per common and exchangeable share [3]	$1.66	$1.63	$1.58	$1.30	$1.00
Balance Sheet Data:
Cash and cash equivalents	$139	$125	$126	$174	$655
Property, plant and equipment, net	2,765	2,825	2,835	3,131	3,289
Total assets	5,212	5,680	5,654	6,175	6,267
Long-term debt due within one year	1	63	41	169	4
Long-term debt	1,129	1,218	1,210	1,171	1,499
Total shareholders' equity	2,483	2,676	2,652	2,890	2,782

[1]

In the fourth quarter of 2017, we recorded a non-cash goodwill impairment charge associated with our Personal Care segment of $578 million. For additional information, refer to Item 8, Financial Statement and Supplementary Data under Note 4 “Impairment of Goodwill and Property, Plant and Equipment.”

[2]

In the fourth quarter of 2017, we recorded a net tax benefit of $140 million related to the U.S. Tax Cuts and Jobs Act of 2017, which is composed of a benefit of $186 million for the remeasurement of deferred tax assets and liabilities and a charge of $46 million for the repatriation tax. For additional information, refer to Item 8, Financial Statement and Supplementary Data under Note 10 “Income Taxes.”

[3]	Earnings per common share and cash dividends paid per common and exchangeable share have been adjusted on a post-split basis.

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

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-K and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the twelve months period ended December 31, 2017, 2016 and 2015. The twelve month periods are also referred to as 2017, 2016 and 2015. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	2017 Highlights
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources
•	Recent Accounting Pronouncements and Critical Accounting Estimates and Policies

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

2017 HIGHLIGHTS

•	Operating income and net earnings decreased by 242% and 302%, respectively from 2016
•

Sales increased by 1% from 2016. Net average selling prices for pulp were up while net average selling prices for paper and personal care products were down from 2016. Our manufactured paper volumes were down while our pulp volumes were up when compared to 2016. In addition, sales in 2017 included a full year of Home Delivery Incontinent Supplies (“HDIS”) which was acquired on October 1, 2016 compared to one quarter included in 2016

•	Recognition of a non-cash goodwill impairment charge associated with our Personal Care segment of $578 million
•

Recognition of a net tax benefit of $140 million related to the U.S. Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”), which is composed of a benefit of $186 million for the remeasurement of deferred tax assets and liabilities and a charge of $46 million for the repatriation tax

•	We paid $104 million in dividends

	Twelve months ended
	December 31,	December 31,	December 31,	Variance 2017 vs. 2016		Variance 2016 vs. 2015
FINANCIAL HIGHLIGHTS	2017	2016	2015	$	%	$	%
(In millions of dollars, unless otherwise noted)
Sales	$5,157	$5,098	$5,264	$59	1%	$(166)	-3%
Operating (loss) income [1]	(317)	223	288	(540)	-242%	(65)	-23%
Net (loss) earnings [2]	(258)	128	142	(386)	-302%	(14)	-10%
Net (loss) earnings per common share (in dollars) [3]:
Basic	$(4.11)	$2.04	$2.24	$(6.15)		$(0.20)
Diluted	$(4.11)	$2.04	$2.24	$(6.15)		$(0.20)

	At December 31,	At December 31,
	2017	2016
Total assets	$5,212	$5,680
Total long-term debt, including current portion	$1,130	$1,281

[1]

In the fourth quarter of 2017, we recorded a non-cash goodwill impairment charge associated with our Personal Care segment of $578 million. See Item 8, Financial Statements and Supplementary Data under Note 4 “Impairment of Goodwill and Property, Plant and Equipment” for more information.

[2]

In the fourth quarter of 2017, we recorded a net tax benefit of $140 million related to the U.S. Tax Reform, which is composed of a benefit of $186 million for the remeasurement of deferred tax assets and liabilities and a charge of $46 million for the repatriation tax. See Item 8, Financial Statements and Supplementary Data under Note 10 “Income Taxes” for more information.

[3]	See Item 8, Financial Statements and Supplementary Data under Note 6 "Earnings (loss) per Common Share" for more information on the calculation of net earnings per common share.

OUTLOOK

In 2018, costs, including freight, labor and raw materials, are expected to marginally increase. Our paper shipments should benefit from expected industry capacity closures, while paper prices should improve following the recently-announced price increases and pulp will benefit from volume growth in fluff. Personal Care is expected to be negatively impacted by an unfavorable tender balance, resulting in lower volume and operating margins.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our 2017, 2016 and 2015 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Twelve months ended
	December 31,	December 31,	December 31,	Variance 2017 vs. 2016		Variance 2016 vs. 2015
	2017	2016	2015	$	%	$	%
Pulp and Paper	$4,216	$4,239	$4,458	(23)	-1%	(219)	-5%
Personal Care	1,005	917	869	88	10%	48	6%
Total for reportable segments	5,221	5,156	5,327	65	1%	(171)	-3%
Intersegment sales	(64)	(58)	(63)	(6)		5
Consolidated	5,157	5,098	5,264	59	1%	(166)	-3%
Shipments
Paper - manufactured (in thousands of ST)	2,891	3,021	3,163	(130)	-4%	(142)	-4%
Communication Papers	2,401	2,522	2,639	(121)	-5%	(117)	-4%
Specialty and Packaging papers	490	499	524	(9)	-2%	(25)	-5%
Paper - sourced from third parties (in thousands of ST)	109	123	127	(14)	-11%	(4)	-3%
Paper - total (in thousands of ST)	3,000	3,144	3,290	(144)	-5%	(146)	-4%
Pulp (in thousands of ADMT)	1,722	1,513	1,414	209	14%	99	7%

ANALYSIS OF CHANGES IN SALES
	2017 vs. 2016					2016 vs. 2015
	% Change in Net Sales due to					% Change in Net Sales due to
		Volume /					Volume /
	Net Price	Mix		Currency	Total	Net Price	Mix		Currency	Total
Pulp and Paper	—%	-1%		—%	-1%	-3%	-2%		—%	-5%
Personal Care	-1%	11%	(a)	—%	10%	-3%	9%	(a)	—%	6%
Consolidated sales	—%	1%		—%	1%	-3%	—%		—%	-3%

(a)	Includes sales of HDIS since October 1, 2016.

ANALYSIS OF OPERATING INCOME (LOSS)
	Twelve months ended
By Business Segment	December 31,	December 31,	December 31,	2017 vs. 2016 Variance		2016 vs. 2015 Variance
	2017 (a)	2016	2015	$	%	$	%
Operating income (loss)
Pulp and Paper	250	217	270	33	15%	(53)	(20)%
Personal Care	(527)	57	61	(584)	-1025%	(4)	(7)%
Corporate	(40)	(51)	(43)	11	-22%	(8)	19%
Consolidated operating income (loss)	(317)	223	288	(540)	-242%	(65)	(23)%

(a)	Includes a non-cash goodwill impairment charge associated with our Personal Care segment of $578 million.

2017 vs. 2016
	$ Change in Segmented Operating Income (Loss) due to
	Volume/			Operating (c)		Depreciation/		Other Income/
	Mix(a)	Net Price	Input Costs (b)	Expenses	Currency	Impairment (d)	Restructuring (e)	Expense (f)	Total
Pulp and Paper	(17)	(2)	14	(76)	15	60	31	8	33
Personal Care	6	(10)	3	2	(4)	(579)	(1)	(1)	(584)
Corporate	—	—	—	1	(1)	—	—	11	11
Consolidated operating income (loss)	(11)	(12)	17	(73)	10	(519)	30	18	(540)

(a)	Includes results of HDIS since October 1, 2016.
(b)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(c)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(d)

In 2017, we recorded $578 million of non-cash impairment of goodwill related to our Personal Care segment, compared to $29 million of accelerated depreciation recorded in 2016 related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill. Depreciation charges were lower by $30 million in 2017, excluding foreign currency impact.

(e)

2017 restructuring charges relate mostly to:	2016 restructuring charges relate mostly to:
-Severance and termination costs ($2 million)

-Fluff conversion related charges at Ashdown

   ($26 million)

-Plymouth optimization charges ($5 million)

-Severance and termination costs ($4 million)

-Credit related to pension settlement and withdrawal

    liabilities ($3 million)

(f)

2017 operating expenses/income includes:	2016 operating expenses/income includes:

- Net gain on sale of property, plant and equipment

($13 million)

- Reversal of contingent consideration provision ($2 million)

- Bad debt expense ($1 million)

- Environmental provision ($3 million)

- Foreign exchange loss ($1 million)

- Other income ($4 million)

- Foreign exchange loss ($6 million) - Environmental provision ($2 million) - Other income ($4 million)

Commentary - 2017 vs. 2016

Interest Expense, net

We incurred $66 million of net interest expense in 2017 compared to net interest expense of $66 million in 2016. Interest expense increased due to a reduction in capitalized interest and an increase in interest expense related to the Term Loan Agreement. This increase was offset by the repayment at maturity of the 9.5% Notes due in August 2016 and of the maturity of the 10.75% Notes due in June 2017.

Income Taxes

We recorded an income tax benefit of $125 million in 2017 compared to a tax expense of $29 million in 2016, which yields an effective tax rate of 33% and 18% for 2017 and 2016, respectively.

During 2017, we recorded a goodwill impairment charge of $578 million with minimal tax benefit which impacted the effective tax rate by $200 million. This was partially offset by a net tax benefit of $140 million related to the U.S. Tax Reform, which is composed of a benefit of $186 million for the remeasurement of deferred tax assets and liabilities and a charge of $46 million for the repatriation tax. See “U.S. Tax Reform” following for more information. The effective tax rate for 2017 was also significantly impacted by our foreign operations being taxed at lower statutory tax rates and by recording $24 million of tax credits, mainly research and experimentation credits.

During 2016, we recorded $18 million of tax credits, mainly research and experimentation credits, which significantly impacted the effective tax rate. The effective tax rate for 2016 was also significantly impacted by our foreign operations being taxed at lower statutory tax rates.

U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”)

The U.S. Tax Reform was signed into law on December 22, 2017. The U.S. Tax Reform significantly changes U.S. tax law for businesses by, among other things, lowering the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a one-time deemed repatriation tax on accumulated foreign earnings. As a result of the corporate tax rate reduction, we revalued our ending net deferred tax liabilities, and recognized a provisional tax benefit of $186 million in our consolidated statement of earnings for the year ended December 31, 2017.

The U.S Tax Reform provides for a mandatory one-time deemed repatriation tax on our undistributed foreign earnings and profits. We recorded a provisional repatriation tax amount of $46 million, which we will elect to pay over eight years, and which impacted the 2017 tax rate. The current portion of $4 million is included on our Consolidated Balance Sheet in Income and other taxes receivables and the remaining $42 million is included in Other liabilities and deferred credits. While we have made a reasonable estimate of the repatriation tax amount, we continue to analyze various factors, including the impact of foreign tax credits available to offset the tax. We continue to gather additional information and monitor for further interpretive guidance in order to finalize our calculations and complete our accounting for the repatriation tax liability.

Additionally, we continue to assess the impact of the U.S. Tax Reform with respect to our current strategy of reinvesting profits of foreign subsidiaries back into those foreign operations. We have not completed our analysis of the impacts of the U.S Tax Reform and how these changes will impact operational decisions around the utilization of cash residing in the foreign subsidiaries. If, after analysis, we determine that we will no longer reinvest all earnings of our foreign subsidiaries, then we would need to determine if a provision for the undistributed foreign earnings is required. As such, we have not recorded a tax liability amount for this item. It is possible that such a tax liability, if recorded in the future, could have a significant impact on the effective tax rate in the period that it is recorded.

We continue to assess the potential impact of the other components of the U.S. Tax Reform. Accordingly, we have not made a policy election with regards to the Global Intangible Low-Taxed Income provisions of the U.S. Tax Reform.

Valuation Allowances

In 2017, we recorded a net valuation allowance increase of $3 million related to certain foreign loss carryforwards and a U.S. state credit, which impacted the effective tax rate for the year. In 2016, we recorded a net valuation reversal of $1 million, related to foreign loss carryforwards, which impacted the effective tax rate for the year.

2016 vs. 2015
	$ Change in Segmented Operating Income (Loss) due to
	Volume/				Operating (c)		Depreciation/		Other Income/
	Mix		Net Price	Input Costs (b)	Expenses	Currency	Impairment (d)	Restructuring (e)	Expense (f)	Total
Pulp and Paper	(30)		(135)	44	6	44	59	(28)	(13)	(53)
Personal Care	5	(a)	(25)	30	(10)	(5)	(2)	—	3	(4)
Corporate	—		—	—	(9)	—	—	—	1	(8)
Consolidated operating income (loss)	(25)		(160)	74	(13)	39	57	(28)	(9)	(65)

(a)	Includes results of HDIS since October 1, 2016.
(b)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(c)	Includes maintenance, freight costs, SG&A expenses and other costs.
(d)

In 2016, we recorded $29 million of accelerated depreciation related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill, compared to $77 million recorded in 2015. Depreciation charges were lower by $9 million in 2016, excluding foreign exchange currency impact.

(e)
2016 restructuring charges related mostly to:	2015 restructuring charges related mostly to:

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

Commentary - 2016 vs. 2015

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

Commentary – Segment Review

Pulp and Paper Segment

2017 vs. 2016

Sales in our Pulp and Paper segment decreased by $23 million, or 1%, when compared to sales in 2016. This decrease in sales is mostly due to a decrease in our paper sales volumes, partially offset by an increase in our pulp sales volumes. Our net average selling price for papers decreased while our net average selling price for pulp increased.

Operating income in our Pulp and Paper segment amounted to $250 million in 2017, an increase of $33 million, when compared to operating income of $217 million in 2016. Our results were positively impacted by:

•

Lower depreciation charges ($60 million) due to accelerated depreciation related to our 2014 decision to convert a paper machine at our Ashdown facility to a high quality fluff pulp line in 2016 and lower depreciation expenses due to certain assets being fully depreciated

•

Lower restructuring costs mostly related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill and the closure of a pulp dryer and idling of related assets at our Plymouth mill related to our plan to optimize fluff pulp manufacturing, recorded in 2016 ($31 million)

•

Lower input costs ($14 million) mostly related to lower fiber costs as a result of improved yields and better weather and lower energy costs mostly due to the favorable impact of a boiler conversion, partially offset by higher chemicals costs

•	Positive impact of our hedging program, partially offset by a stronger Canadian dollar on our Canadian denominated expenses ($15 million)
•	Higher other income/expense ($8 million)

These increases were partially offset by:

•	Higher operating expenses ($76 million) mostly due to higher freight, compensation, warehousing and packaging costs as well as lower productivity
•	Lower volume and mix ($17 million) mostly related to lower volume of paper, partially offset by higher volume of pulp
•	Lower average selling prices for paper, partially offset by higher average selling prices for pulp ($2 million)

2016 vs. 2015

Sales in 2016 in our Pulp and Paper segment decreased by $219 million, or 5%, when compared to sales in 2015. This decrease in sales is mostly due to a 3% decrease in net average selling prices for pulp and paper as well as a decrease in our paper sales volumes, partially offset by an increase in our pulp sales volumes of approximately 2%.

Operating income in 2016 in our Pulp and Paper segment amounted to $217 million, a decrease of $53 million, when compared to operating income of $270 million in 2015. Our results were negatively impacted by:

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
•

Lower operating expenses ($6 million) mostly related to lower freight costs due to favorable global economic factors including excess vessel capacity, carrier consolidation and lower oil prices as well as lower maintenance costs due to timing of major maintenance when compared to 2015 and reduced scope of outages and cost control measures, partially offset by lower productivity

Personal Care

2017 vs. 2016

Sales in 2017 in our Personal Care segment increased by $88 million, or 10%, when compared to sales in 2016. This increase in sales was driven by higher sales volume and mix of 11%, mostly due to the acquisition of HDIS on October 1, 2016 and organic sales growth. This increase was partially offset by lower selling prices of 1% when compared to 2016.

Operating income decreased by $584 million   compared to 2016. Our results were negatively impacted by:

•	Higher depreciation/impairment charges ($579 million) mostly due to the non-cash impairment of goodwill recorded in 2017 of $578 million
•	Unfavorable average net selling prices ($10 million)
•	Unfavorable foreign exchange impact, net of our hedging program ($4 million)
•	Higher restructuring charges ($1 million)
•	Unfavorable other income/expense ($1 million)

These decreases were partially offset by the following:

•	Higher sales volume and mix ($6 million)
•	Lower input costs ($3 million) mostly due to a decrease in price of super absorbent polymers, fluff pulp and non-woven
•	Lower operating expenses ($2 million) mostly due to lower manufacturing costs, partially offset by higher salaries & wages

2016 vs. 2015

Sales in 2016 in our Personal Care segment increased by $48 million, or 6% when compared to sales in 2015. This increase in sales is driven by higher sales volume and mix of approximately 9% including sales of HDIS since October 1, 2016. This increase was partially offset by lower selling prices of approximately 3% while foreign exchange was flat when compared to 2015.

Operating income decreased by $4 million, or 7%, in 2016 compared to 2015. Our results were negatively impacted by:

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

In our absorbent hygiene products business, we compete in an industry with fundamental drivers for long-term growth; however, competitive market pressures in the healthcare and retail markets grew significantly in the last year. Although the impact of such pressures presents some uncertainties, we expect them to result in lower than previously anticipated sales and operating margins.

While we expect an overall increase in healthcare spending due to an aging population, it is not clear how pressures to limit this spending brought forth through administrative changes by various national governments may impact the source of the funding. Additional changes in the balance of public versus private funding may be forthcoming and these could impact overall consumption or the channels in which consumption occurs. Additionally, excess industry capacity has increased pricing pressure in all markets and instigated a shift in the infant and adult private label retail space as competitors historically almost absent in our markets have increased their presence in such markets.

The principal methods and elements of competition remain brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities.

In light of this weakened market outlook, our current business forecast was not sufficient to support the carrying value of the goodwill associated with our Personal Care reporting unit, leading to the impairment of our goodwill. In 2018, Personal Care is expected to be negatively impacted by an unfavorable tender balance, resulting in lower volume and operating margins.

STOCK-BASED COMPENSATION EXPENSE

Under the Omnibus Incentive Plan, we may award to key employees and non-employee directors, at the discretion of the Human Resources Committee of the Board of Directors, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance-conditioned restricted stock units, performance share units, deferred share units (“DSUs”) and other stock-based awards. The non-employee directors only receive DSUs. We generally grant awards annually and use, when available, treasury stock to fulfill awards settled in common stock and options exercised.

For the year ended December 31, 2017, stock-based compensation expense recognized in our results of operations was $20 million (2016 – $16 million; 2015 – $10 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $20 million (2016 – $17 million; 2015 – $16 million) and will be recognized over the remaining service period of approximately 26 months. The aggregate value of liability awards settled in 2017 was $7 million (2016 – $4 million; 2015 – $4 million). The total fair value of equity awards settled in 2017 was $3 million (2016 – $2 million), representing the fair value at the time of settlement. The fair value at the grant date for these settled equity awards was $4 million (2016 – $3 million). Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $700 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $75 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

A portion of our cash is held outside the U.S. by foreign subsidiaries. The earnings of the foreign subsidiaries reflect full provision for local income taxes. The U.S. Tax Reform includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries for which we recorded a provisional repatriation tax amount of $46 million in the fourth quarter of 2017. We continue to assess the impact of the U.S. Tax Reform with respect to our current strategy of reinvesting profits of foreign subsidiaries back into those foreign operations. We have not completed our analysis of the impact of the U.S Tax Reform and how changes will impact operational decisions around the utilization of cash residing in the foreign subsidiaries.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials, including fiber and energy and other expenses such as income tax and property taxes.

Cash flows from operating activities totaled $449  million in 2017, a $16 million decrease compared to cash flows from operating activities of $465 million in 2016. This decrease in cash flows from operating activities is primarily due to a decrease in profitability, partially offset by a decrease in working capital requirements in 2017 when compared to 2016. We made income tax payments, net of refunds, of $33 million in 2017 compared to income tax payments, net of refunds of $40 million in 2016. We paid $32 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense in 2017, compared to $21 million in 2016.

Cash flows from operating activities totaled $465 million in 2016, a $12 million increase compared to cash flows from operating activities of $453 million in 2015. This increase in cash flows from operating activities is primarily due to a decrease in working capital requirements in 2016 when compared to 2015 as a result of inventory draw down and cash collection on accounts receivable, partially offset by lower profitability. We made income tax payments, net of refunds, of $40 million in 2016 compared to income tax payments, net of refunds of $34 million in 2015. We paid $21 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense in 2016, compared to $1 million in 2015. We paid debt refinancing costs of $42 million in 2015.

In 2015, we experienced an increase in working capital requirements, in part due to inventory build-up. We paid debt refinancing costs of $42 million in the third quarter of 2015 and made income tax payments, net of refunds of $34 million in 2015.

Investing Activities

Cash flows used for investing activities in 2017 amounted to $171 million, a $220 million decrease compared to cash flows used for investing activities of $391 million in 2016.

The use of cash in 2017 was attributable to additions to property, plant and equipment of $182 million as well as the earn-out payment related to the acquisition of HDIS in the fourth quarter of 2017 for $8 million. This was partially offset by the proceeds from disposal of property, plant and equipment of $19 million.

The use of cash in 2016 was attributable to additions to property, plant and equipment of $347 million as well as the acquisition of HDIS in the fourth quarter of 2016 for $45 million. This was partially offset by the proceeds from disposal of property, plant and equipment of $1 million.

Our annual capital expenditures for 2018 are expected to be between $200 million and $220 million.

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

Financing Activities

Cash flows used for financing activities totaled $274 million in 2017 compared to cash flows used for financing activities of $73 million in 2016.

The use of cash in 2017 was primarily the result of dividend payments ($104 million), the net repayments of borrowings under our credit facilities (revolver and receivable securitization) ($95 million), repayment of unsecured note ($63 million) and a decrease in our bank indebtedness ($12 million).

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

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $991 million as of December 31, 2017 compared to $1,168 million as of December 31, 2016.

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

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not greater than 3.75 to 1. At December 31, 2017, we were in compliance with these financial covenants.

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

Borrowings by the Company under the Credit Agreement are guaranteed by our significant domestic subsidiaries. Borrowings by foreign borrowers under the Credit Agreement are guaranteed by the Company, our significant domestic subsidiaries and certain of our significant foreign subsidiaries.

Borrowings under the Credit Agreement bear interest at LIBOR, EURIBOR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to our credit rating. In addition, we pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At December 31, 2017, we were in compliance with these financial covenants, and had no borrowings (December 31, 2016 – $50 million). At December 31, 2017, we had no outstanding letters of credit (December 31, 2016 – nil), leaving $700 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At December 31, 2017, borrowings under the receivables securitization facility amounted to $25 million and we had $50 million of letters of credit under the program (December 31, 2016 – $70 million and $48 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the 2016 Credit Agreement or our failure to satisfy material obligations. At December 31, 2017, we had $75 million unused and available under the receivable securitization facility.

Common Stock

During 2017, we declared four quarterly dividends of $0.415 per share, to holders of our common stock. Dividends of $26 million were paid on April 17, 2017, July 17, 2017, October 16, 2017 and January 15, 2018, respectively, to shareholders of record as of April 3, 2017, July 3, 2017, October 2, 2017 and January 2, 2018, respectively.

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

On January 29, 2018, our Board of Directors approved a quarterly dividend of $0.435 per share, an increase of $0.02 or 4.8%, to be paid to holders of our common stock. This dividend is to be paid on April 16, 2018 to shareholders of record on April 2, 2018.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2017, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2017, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2017:

CONTRACT TYPE	2018	2019	2020	2021	2022	THEREAFTER	TOTAL
(in millions of dollars)
Long-term debt (excluding interest)	—	25	—	—	300	$800	$1,125
Capital leases (including interest)	2	2	2	2	2	9	19
Operating leases	27	23	19	15	12	29	125
Long-term income taxes payable (1)	4	3	4	4	4	27	46
Total obligations	$33	$53	$25	$21	$318	$865	1,315

COMMITMENT TYPE	2018	2019	2020	2021	2022	THEREAFTER	TOTAL
(in millions of dollars)
Other commercial commitments (2)	$68	$14	$2	1	—	1	$86

(1)

In connection with the U.S. Tax Reform, we currently estimate paying $46 million in repatriation tax through 2025. The amounts and timing of our tax payments may change as a result of additional guidance expected to be issued in 2018. See Note 10 “Income Taxes” for additional information on the U.S. Tax Reform.

(2)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum total amount of $14 million to the pension plans in 2018 and a minimum total amount of $5 million in 2018 to the other post-retirement benefits plans.

For 2018 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

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

Cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort. If unavailable, assumptions are based on internal experts, third-party engineers’ studies and historical experience in remediation work. As at December 31, 2017, we had an asset retirement obligation provision of $15 million for 13 locations (2016 – $14 million).

As at December 31, 2017, we had a provision of $44 million for environmental matters and other asset retirement obligations (2016 – $50 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.
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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. In 2017, we recorded depreciation and amortization expense of $321 million compared to $348 million and $359 million in 2016 and 2015, respectively. At December 31, 2017, we had property, plant and equipment with a net book value of $2,765 million (2016 – $2,825 million ) and definite-lived intangible assets, net of amortization of $337 million (2016 – $337 million ).

In the fourth quarter of 2014, we announced the conversion of a paper machine at our Ashdown, Arkansas facility to a high quality fluff pulp line. As a result, we recognized $29 million of accelerated depreciation in 2016 (2015 – $77 million).

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

Estimates of cash flows and fair value relating to closures and restructuring require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2017. Although we do not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

During 2017, other costs related to previous and ongoing restructuring included $2 million of severance and termination costs (2016 – $3 million; 2015 – $1 million) and pension settlement costs of nil (2016 – $1 million; 2015 – nil).

In 2016, in connection with our plan to optimize fluff pulp manufacturing at the Plymouth, North Carolina mill, we recognized $5 million of severance and termination costs.

In 2016, due to the conversion of the paper machine at our Ashdown, Arkansas mill, we recognized $26 million of costs related to the fluff pulp conversion outage. In 2016, as a result of a revision in our estimated withdrawal liability for U.S. multiemployer plans, we recorded a credit to earnings of $4 million in Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Additional information can be found under Note 16 “Closure and Restructuring Costs and Liability”.

Goodwill Impairment Assessment

As of December 31, 2017, we had no goodwill ($550 million as of December 31, 2016). All goodwill resided in our Personal Care reporting segment.

Goodwill is evaluated for impairment at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist.

For purposes of impairment testing, goodwill must be assigned to one or more reporting units. We concluded that all the components of the Personal Care segment share similar economic characteristics and should be aggregated into one reporting unit. Accordingly, goodwill impairment testing was performed for the Personal Care reporting unit.

In the fourth quarter 2017, we conducted our annual impairment test and concluded that the fair value of the reporting unit was below the carrying value of the net assets of the reporting unit and as such an impairment charge was recorded for the full goodwill in the amount of $578 million.

We used an income method to determine the fair value of a reporting unit. Under the income method, we estimated the fair value of the reporting unit based on the present value of estimated future cash flows.

Considerable management judgment is necessary to estimate future cash flows used to measure the fair value. Key estimates supporting the cash flow projections include, but are not limited to, management's estimates of industry and market conditions as well as its estimates of revenue growth rates and profit margins, economic indicators, tax rates and capital expenditures. The financial forecasts are consistent with our operating plans.

Growing competitive market pressures in the healthcare and retail markets over the last year, including the entry of new competitors in the private label category, excess industry capacity and the pressure to limit healthcare spending by governmental agencies, are expected to result in lower than previously anticipated sales and operating margins. In light of this weakened market outlook, our current business forecast was not sufficient to support the carrying value of the goodwill associated with our Personal Care reporting unit, leading to the impairment of our goodwill.

The discount rate assumption used is based on the weighted average cost of capital adjusted for business-specific and other relevant risks of the reporting units.

We also performed an overall reconciliation to corroborate the fair value from the income approach to Domtar’s overall market capitalization.

Variations to our assumptions and estimates, particularly in the expected growth rates embedded in our cash flow projections and the discount rate could have a significant impact on fair value.

The following table summarizes the approximate impact that a change in certain key assumptions would have on the present value of estimated future cash flows at October 1, 2017, the date of our annual goodwill impairment testing. Note that this sensitivity analysis assumes that all other assumptions and trends remain constant for each independent variable.

KEY ASSUMPTIONS	Approximate impact on the discounted cash flows (in millions of dollars)

Revenue growth rates (years 2019 - 2022)
1% increase	101
1% decrease	(101)
Terminal growth rates
0.5% increase	44
0.5% decrease	(39)
Discount rate
0.3% increase	(35)
0.3% decrease	38

Additional information regarding goodwill is available in Note 3 “Acquisition of Businesses”, Note 4 “Impairment of Goodwill and Property, Plant and Equipment” and Note 12 “Goodwill”.

Indefinite-lived intangible assets impairment assessment

Indefinite-lived intangible assets consist of trade names ($245 million) and catalog rights ($41 million) following the business acquisitions in the Personal Care segment and license rights ($6 million) and water rights ($4 million) in our Pulp and Paper segment.

We test indefinite-lived intangible assets at the asset level. Indefinite-lived intangible assets are not amortized and are evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist.

In performing the quantitative assessment, fair value of the indefinite-lived intangible assets is derived using an income approach. Under this approach, we estimate the fair value of indefinite-lived intangible assets based on the present value of estimated future cash flows (mainly a relief from royalty model). Considerable management judgment is necessary to estimate future cash flows used to measure the fair value. Key estimates supporting the cash flow projections include, but are not limited to, management's assessment of industry and market conditions as well as its estimates of revenue growth rates, royalty rates, economic indicators and tax rates. The financial forecasts are consistent with our operating plans and those supporting the goodwill impairment test described above.

The discount rate assumption used is based on the weighted-average cost of capital adjusted for business-specific and other relevant risks. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess.

In connection with the Company's annual impairment testing performed in in the fourth quarter of 2017, we performed a quantitative assessment for each indefinite-lived intangible asset (trade names and catalog rights) of the Personal Care segment.  The tests indicate that the indefinite-lived intangible assets have fair values that exceeded their carrying amounts. Certain Personal Care division indefinite-lived intangible assets are considered to be at risk for future impairment given their respective fair values exceeds their respective carrying values by 30% or less at the time the test was performed. As of December 31, 2017, the carrying value of these indefinite lived intangible assets was $164 million.

Variations in our assumptions and estimates particularly in the expected growth rates and royalty rates embedded in our cash flow projections and the discount rate could have a significant impact on fair value. A significant reduction in the estimated fair values could result in significant non-cash impairment charges in the future.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to our contribution. Defined contribution pension expense was $36 million for the year ended December 31, 2017 (2016 – $37 million and 2015 – $32 million).

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

An expected rate of return on plan assets of 5.3% was considered appropriate by our management for the determination of pension expense for 2017. Effective January 1, 2018, we will use 5.2% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2017, for pension plans were estimated at 3.5% for the accrued benefit obligation and 3.9% for the net periodic benefit cost for 2017 and for post-retirement benefit plans were estimated at 3.5% for the accrued benefit obligation and 3.8% for the net periodic benefit cost for 2017.

We used a full yield curve approach to estimate the current service and interest cost components of net periodic benefit cost for Canadian pension plans and U.S. funded pension plans. The estimate of these components is made by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We used this approach to provide a more precise measurement of current service and interest cost components by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.

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

For measurement purposes, a 4.9% weighted-average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017. The rate was assumed to decrease gradually to 4.1% by 2033 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the accrued pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2017. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
	Accrued Benefit	Net Periodic	Accrued Benefit	Net Periodic
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Obligation	Benefit Cost	Obligation	Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	(16)	N/A	N/A
1% decrease	N/A	16	N/A	N/A
Discount rate
Impact of:
1% increase	(199)	(6)	(9)	-
1% decrease	244	19	11	1
Assumed overall health care cost trend
Impact of:
1% increase	N/A	N/A	4	1
1% decrease	N/A	N/A	(4)	(1)

Our pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year, and to fund solvency deficiencies, funding shortfalls and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefit payments. We expect to contribute a minimum total amount of $14 million in 2018 compared to $47 million in 2017 (2016 – $31 million; 2015 – $13 million) to the pension plans. We expect to contribute a minimum total amount of $5 million in 2018 compared to $3 million in 2017 to the other post-retirement benefit plans (2016 – $5 million; 2015 – $5 million).

Benefit obligations and fair values of plan assets as of December 31, 2017 for our pension and post-retirement plans were are follows:

	December 31, 2017		December 31, 2016
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,764)	(76)	(1,584)	(90)
Fair value of assets at end of year	1,765	—	1,546	—
Funded status	1	(76)	(38)	(90)

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits and losses for which a valuation allowance of $6 million exists at December 31, 2017, and certain foreign loss carryforwards for which a valuation allowance of $19 million exists at December 31, 2017. Of this amount, $3 million impacted tax expense and the effective tax rate for 2017 (2016 – ($1) million; 2015 – ($1) million).

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

Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2017, we had gross unrecognized tax benefits of $37 million (2016 – $43 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. As of December 31, 2017, we believe it is reasonably possible that up to $8 million of our unrecognized tax benefits may be recognized in 2018, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporation multinationals, such as the recently enacted U.S. Tax Cuts and Jobs Acts (“U.S. Tax Reform”). Finally, foreign governments may enact tax laws in response to the U.S. Tax Reform that could result in further changes to global taxation and materially impact our financial results.

We operate in multiple jurisdictions with complex tax policy and regulatory environments. U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. The U.S. Tax Reform significantly changes how the U.S. taxes corporations. The U.S. Tax Reform requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provision of the U.S Tax Reform and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the U.S Tax Reform, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

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

Business Combinations

We allocate the total purchase price of the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, with the excess purchase price recorded as goodwill.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers
Business Papers	$15
Commercial Print & Publishing Papers	9
Specialty & Packaging Papers	6
Pulp - net position
Softwood	$10
Fluff	7
Hardwood	1
Foreign exchange, excluding depreciation and amortization
(US $0.01 change in relative value to the Canadian dollar before hedging)	9
(US $0.01 change in relative value to the EURO before hedging)	2
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	6

[1]	Based on estimated 2018 capacity (ST or ADMT).
[2]	Based on estimated 2018 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange, and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on the accounts receivables from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2017, one of our Pulp and Paper segment customers located in the United States represented 12% or $83 million (2016 – 12% or $74 million) of our receivables.

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

INTEREST RATE RISK

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents, bank indebtedness, revolving credit facility, securitization, term loan and long-term debt. Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. In December 2014, we entered into a $100 million notional 2.5 year fixed to floating interest rate swap. This swap was designated as a fair value hedge for a portion of our 10.75% Notes due June 2017. The changes in fair value of both the hedging and the hedged item were immediately recognized in interest expense. In August 2015, we terminated this swap simultaneously with the redemption of $215 million of our 10.75% Notes, with no significant impact on net earnings.

COST RISK

We are exposed to price volatility for raw materials and energy used in our manufacturing process. We manage our exposure to cost risk primarily through the use of supplier contracts. We purchase natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, we may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 54 months.

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by our Canadian subsidiary over the next 18 months and to hedge a portion of forecasted sales by our U.S. subsidiaries in British pounds over the next 3 months. Derivatives are also currently used to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by our European subsidiaries over the next 12 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were fully effective as of December 31, 2017. There were no amounts reflected in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2017 resulting from hedge ineffectiveness (2016 and 2015 - nil).

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domtar Corporation and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of earnings (loss) and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 23, 2018

We have served as the Company’s auditor since 2007.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2017	2016	2015
	$	$	$
Sales	5,157	5,098	5,264
Operating expenses
Cost of sales, excluding depreciation and amortization	4,131	4,035	4,147
Depreciation and amortization	321	348	359
Selling, general and administrative	456	427	394
Impairment of goodwill and property, plant and equipment (NOTE 4)	578	29	77
Closure and restructuring costs (NOTE 16)	2	32	4
Other operating (income) loss, net (NOTE 8)	(14)	4	(5)
	5,474	4,875	4,976
Operating (loss) income	(317)	223	288
Interest expense, net (NOTE 9)	66	66	132
(Loss) earnings before income taxes	(383)	157	156
Income tax (benefit) expense (NOTE 10)	(125)	29	14
Net (loss) earnings	(258)	128	142
Per common share (in dollars) (NOTE 6)
Net (loss) earnings
Basic	(4.11)	2.04	2.24
Diluted	(4.11)	2.04	2.24
Weighted average number of common shares outstanding (millions)
Basic	62.7	62.6	63.3
Diluted	62.7	62.7	63.4
Cash dividends per common share	1.66	1.63	1.58
Net (loss) earnings	(258)	128	142
Other comprehensive income (loss):
Net derivative gains (losses) on cash flow hedges
Net gains (losses) arising during the period, net of tax $(5) (2016 – $(15); 2015 – $28)	6	27	(41)
Less: Reclassification adjustment for (gains) losses included in net (loss) earnings, net of tax of $5 (2016 – $(10); 2015 – $(18))	(9)	14	26
Foreign currency translation adjustments	146	(7)	(223)
Change in unrecognized gains (losses) and prior service cost related to pension and post-retirement benefit plans, net of tax of $(5) (2016 – $12; 2015 – $(2))	20	(32)	5
Other comprehensive income (loss)	163	2	(233)
Comprehensive (loss) income	(95)	130	(91)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31,	December 31,
	2017	2016
	$	$
Assets
Current assets
Cash and cash equivalents	139	125
Receivables, less allowances of $7 and $7	704	613
Inventories (NOTE 11)	757	759
Prepaid expenses	33	40
Income and other taxes receivable	24	31
Total current assets	1,657	1,568
Property, plant and equipment, net (NOTE 13)	2,765	2,825
Goodwill (NOTE 12)	—	550
Intangible assets, net (NOTE 14)	633	608
Other assets (NOTE 15)	157	129
Total assets	5,212	5,680

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	12
Trade and other payables (NOTE 17)	716	656
Income and other taxes payable	24	22
Long-term debt due within one year (NOTE 19)	1	63
Total current liabilities	741	753

Long-term debt (NOTE 19)	1,129	1,218
Deferred income taxes and other (NOTE 10)	491	675
Other liabilities and deferred credits (NOTE 20)	368	358

Commitments and contingencies (NOTE 22)

Shareholders' equity (NOTE 21)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,305,419 and 2,412,267 shares	—	—
Additional paid-in capital	1,969	1,963
Retained earnings	849	1,211
Accumulated other comprehensive loss	(336)	(499)
Total shareholders' equity	2,483	2,676
Total liabilities and shareholders' equity	5,212	5,680

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$
Balance at December 31, 2014	64.0	1	2,012	1,145	(268)	2,890
Stock-based compensation, net of tax	—	—	4	—	—	4
Net earnings	—	—	—	142	—	142
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $28	—	—	—	—	(41)	(41)
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(18)	—	—	—	—	26	26
Foreign currency translation adjustments	—	—	—	—	(223)	(223)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	5	5
Stock repurchase	(1.2)	—	(50)	—	—	(50)
Cash dividends declared	—	—	—	(101)	—	(101)
Balance at December 31, 2015	62.8	1	1,966	1,186	(501)	2,652
Stock-based compensation, net of tax	0.1	—	7	—	—	7
Net earnings	—	—	—	128	—	128
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(15)	—	—	—	—	27	27
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(10)	—	—	—	—	14	14
Foreign currency translation adjustments	—	—	—	—	(7)	(7)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $12	—	—	—	—	(32)	(32)
Stock repurchase	(0.3)	—	(10)	—	—	(10)
Cash dividends declared	—	—	—	(103)	—	(103)
Balance at December 31, 2016	62.6	1	1,963	1,211	(499)	2,676
Stock-based compensation, net of tax	0.1	—	6	—	—	6
Net loss	—	—	—	(258)	—	(258)
Net derivative losses on cash flow hedges:
Net gains arising during the period, net of tax of $(5)	—	—	—	—	6	6
Less: Reclassification adjustments for gains included in net loss, net of tax of $5	—	—	—	—	(9)	(9)
Foreign currency translation adjustments	—	—	—	—	146	146
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(5)	—	—	—	—	20	20
Cash dividends declared	—	—	—	(104)	—	(104)
Balance at December 31, 2017	62.7	1	1,969	849	(336)	2,483

The accompanying notes are an integral part of the consolidated financial statements

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
	$	$	$
Operating activities
Net (loss) earnings	(258)	128	142
Adjustments to reconcile net (loss) earnings to cash flows from operating activities
Depreciation and amortization	321	348	359
Deferred income taxes and tax uncertainties (NOTE 10)	(207)	9	(56)
Impairment of goodwill and property, plant and equipment (NOTE 4)	578	29	77
Net gains on disposals of property, plant and equipment	(13)	—	(15)
Stock-based compensation expense	6	7	5
Other	2	(2)	4
Changes in assets and liabilities, excluding the effect of sale and acquisition of businesses
Receivables	(72)	18	(22)
Inventories	21	14	(84)
Prepaid expenses	5	5	5
Trade and other payables	35	(51)	—
Income and other taxes	12	(18)	38
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(32)	(21)	(1)
Other assets and other liabilities	51	(1)	1
Cash flows from operating activities	449	465	453
Investing activities
Additions to property, plant and equipment	(182)	(347)	(289)
Proceeds from disposals of property, plant and equipment and sale of business	19	1	36
Acquisition of businesses, net of cash acquired (NOTE 3)	(8)	(46)	—
Other	—	1	9
Cash flows used for investing activities	(171)	(391)	(244)
Financing activities
Dividend payments	(104)	(102)	(100)
Stock repurchase	—	(10)	(50)
Net change in bank indebtedness	(12)	12	(11)
Change in revolving credit facility	(50)	—	50
Proceeds from receivables securitization facility	45	140	—
Repayments of receivables securitization facility	(90)	(70)	—
Issuance of long-term debt	—	—	300
Repayments of long-term debt	(64)	(40)	(439)
Other	1	(3)	1
Cash flows used for financing activities	(274)	(73)	(249)
Net increase (decrease) in cash and cash equivalents	4	1	(40)
Impact of foreign exchange on cash	10	(2)	(8)
Cash and cash equivalents at beginning of year	125	126	174
Cash and cash equivalents at end of year	139	125	126
Supplemental cash flow information
Net cash payments for:
Interest (including $40 million of redemption premiums in 2015)	58	64	133
Income taxes	33	40	34

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) and is partially offset by the Company’s hedging program (refer to Note 23 “Derivatives and hedging activities and fair value measurement”).

At December 31, 2017, the accumulated translation adjustment accounts amounted to $(132) million (2016 – $(278) million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

SHIPPING AND HANDLING COSTS

The Company classifies shipping and handling costs as a component of Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2017. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

INCOME TAXES

Domtar uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The Company records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. The change in the net deferred tax asset or liability is included in Income tax (benefit) expense or in Other comprehensive income (loss) in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” (a probability level of more than 50%) that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets. Deferred tax assets and liabilities are classified as non-current items on the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to income tax matters as a component of Income tax (benefit) expense in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with original maturities of less than three months and are presented at cost which approximates fair value.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECEIVABLES

Receivables are recorded net of a provision for doubtful accounts that is based on expected collectability. The securitization of receivables is accounted for as secured borrowings. Accordingly, financing expenses related to the securitization of receivables are recognized in earnings as a component of Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to account for certain domestic raw materials, in process and finished goods inventories. LIFO inventories were $236 million and $268 million at December 31, 2017 and 2016, respectively. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are recorded at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $54 million and $63 million greater at December 31, 2017 and 2016, respectively.

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

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, as measured by comparing the net book value of the asset group to their estimated undiscounted future cash flows expected from their use and eventual disposition. Impaired assets are recorded at estimated fair value, determined principally by using the present value of estimated future cash flows expected from their use and eventual disposition (refer to Note 4 “Impairment of goodwill and property, plant and equipment”).

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized; instead it is evaluated for impairment at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others.

The Company performs its goodwill impairment test at the reporting unit level.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In reviewing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not (greater than 50%) that the fair value of a reporting unit is less than its carrying amount including goodwill. In performing the qualitative assessment, the Company may identify the relevant drivers of fair value of a reporting unit and the relevant events and circumstances that may have an impact on those drivers of fair value and assesses their impact on the fair value of the reporting unit. To carry out the qualitative assessment, the Company considers elements such as the results of recent fair value assessments, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting the Company and the business. The identification and impact assessment of events and circumstances on the fair value involves significant judgment and assumptions. If, a qualitative assessment is performed and after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then it performs the quantitative goodwill impairment test. The Company can also elect to bypass the qualitative assessment and proceed directly to the quantitative goodwill impairment test.

The quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value including goodwill and recognizing an impairment charge for the amount by which the carrying value exceeds the fair value. The impairment charge is limited to the total amount of goodwill allocated to the reporting unit.

Significant judgment is required to estimate the fair value of a reporting unit. The Company uses an income approach to determine the fair value of a reporting unit. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. Key estimates supporting the cash flow projections include, but are not limited to, management’s assessment of industry and market conditions as well as its estimates of revenue growth rates and profit margins, economic indicators, tax rates and capital expenditures. Assumptions used in the impairment evaluations are consistent with internal projections and operating plans. Analysis of the sensitivities of the fair value estimate to changes in assumptions are also performed. Unanticipated market and macroeconomic events and circumstances may occur and could affect the accuracy and validity of management assumptions and estimates.

Indefinite-lived intangible assets are not amortized and are evaluated for impairment individually at the beginning of the fourth quarter of every year, or more frequently whenever indicators of potential impairment exist. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment follows the same process as the one performed for goodwill, as described above.  If, a qualitative assessment is performed and after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible assets are less than their carrying amounts, then a quantitative impairment test is required. The Company can also elect to proceed directly to the quantitative test. The quantitative impairment test consists of comparing the fair value of the indefinite lived intangible assets determined using a variety of methodologies to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess.

Indefinite-lived intangible assets include trade names related to Attends®, IncoPack®, Indasec® and Reassure®, catalog rights related to Laboratorios Indas S.A.U., license rights related to Xerox and water rights. The Company reviews its indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support indefinite useful lives.

Definite-lived intangible assets are stated at cost less amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite-lived intangible assets include water rights, customer relationships, technology, non-compete agreements as well as license rights, which are being amortized using the straight-line method over their respective estimated useful lives. Any potential impairment for definite-lived intangible assets will be calculated in the same manner as disclosed under impairment of property, plant and equipment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization is based on the following useful lives:

Useful life
Water rights	40 years
Customer relationships	10 to 40 years
Technology	7 to 20 years
Non-Compete agreements	9 years
Licence rights	12 years

OTHER ASSETS

Other assets are recorded at cost.

DEBT ISSUANCE COSTS

Debt issuance costs are presented in the Consolidated Balance Sheets as a direct deduction from the carrying value of long-term debt. Debt issuance costs associated with revolving credit arrangements are presented in Other assets in the Consolidated Balance Sheets. Debt issuance costs are amortized using the effective rate method over the term of the related debt and included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The Company’s awards may be subject to market, performance and/or service conditions. Any consideration paid by plan participants on the exercise of stock options or the purchase of shares is credited to Additional paid-in capital in the Consolidated Balance Sheets. The par value included in the Additional paid-in capital component of stock-based compensation is transferred to Common stock upon the issuance of shares of common stock.

Stock options subject to service conditions vest pro rata on the first three anniversaries of the grant and have a seven-year term. Service and performance-based awards vest on the third anniversary of the grant. The performance-based awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. Deferred Share Units vest immediately at the grant date and are remeasured at the end of each reporting period, until settlement, using the quoted market value.

Under the amended and restated Domtar Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”), a maximum of 1,541,838 shares are reserved for issuance in connection with awards to be granted.

DERIVATIVE INSTRUMENTS

Derivative instruments are utilized by Domtar as part of the overall strategy to manage exposure to fluctuations in foreign currency, interest rate and commodity price on certain purchases. As a matter of policy, derivatives are not used for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities or group of financial assets and liabilities, hedge accounting is applied. In a fair value hedge, changes in fair value of derivatives are recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). The change in fair value of the hedged item attributable to the hedged risk is also recorded in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) by way of a corresponding adjustment of the carrying amount of the hedged item recognized in the Consolidated Balance Sheets. In a cash flow hedge, changes in fair value of derivative instruments are recorded in Other comprehensive income (loss). These amounts are reclassified in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the periods in which results are affected by the cash flows of the hedged item within the same line item. Any hedge ineffectiveness is recorded in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) when incurred.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PENSION PLANS

Domtar’s plans include funded and unfunded defined benefit and defined contribution pension plans. Domtar recognizes the overfunded or underfunded status of defined benefit and underfunded defined contribution pension plans as an asset or liability in the Consolidated Balance Sheets. The net periodic benefit cost includes the following:

-	The cost of pension benefits provided in exchange for employees’ services rendered during the period,
-	The interest cost of pension obligations,
-	The expected long-term return on pension fund assets based on a market value of pension fund assets,
-	Gains or losses on settlements and curtailments,
-	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately nine years of the active employee group covered by the plans, and
-

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the accrued benefit obligation or market value of plan assets at the beginning of the year over the average remaining service period of approximately nine years of the active employee group covered by the plans.

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

BUSINESS COMBINATION

The Company applies the acquisition method of accounting in a business combination. This methodology requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. The value is determined from the viewpoint of market participants. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded as Goodwill in the Consolidated Balance Sheets. Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset useful lives for property, plant and equipment and intangible assets, and can materially affect the Company's results of operations. Transaction costs, as well as costs to reorganize acquired companies, are expensed as incurred in the Company's Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

INVENTORY

In July 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-11, “ Simplifying the Measurement of Inventory,” which simplifies the measurement of inventories valued under FIFO – first-in, first-out – and moving average methods. Under this new guidance, inventories valued under these methods would be valued at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling costs less reasonable costs to sell the inventory. This ASU does not change the measurement principles for inventories valued under the LIFO – last-in, first-out – method.

The Company adopted the new guidance on January 1, 2017 with no impact on the consolidated financial statements.

SHARE-BASED PAYMENTS

In March 2016, the FASB issued ASU 2016-09, “ Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The Company adopted the new guidance on January 1, 2017 with no significant impact on the consolidated financial statements.

GOODWILL IMPAIRMENT

In January 2017, the FASB issued ASU 2017-04, “ Simplifying the Test for Goodwill Impairment,” which removes the requirement for an entity to calculate the implied fair value of goodwill in measuring a goodwill impairment loss, referred to as the Step II test. As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount for which the carrying value exceeds the reporting unit’s fair value. The impairment loss recognized should be recorded against goodwill and should not exceed the total amount of goodwill allocated to that reporting unit.

The Company adopted this ASU in the fourth quarter of 2017 on a prospective basis and applied the new guidance to the annual goodwill impairment tests performed in the fourth quarter of 2017. Refer to Note 4 “Impairment of goodwill and property, plant and equipment” for additional information on annual goodwill impairment test performed.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The Company has completed its assessment of the impact of implementing the new accounting standard. The Company will adopt the new revenue standard in the first quarter of 2018 using the full retrospective transition method which will result in certain immaterial payments made to customers being reclassified in the Company’s Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) of prior periods. Historically, these payments were classified as Selling, general and administrative expenses while they will be presented as a deduction of sales under the new standard. These adjustments will have no impact on retained earnings or other components of equity or net assets in the Company’s Consolidated Balance Sheets.

The Company has redrafted its accounting policies affected by this standard and determined the extent of the expanded disclosure requirements. The Company does not expect significant changes in its control environment and business processes due to the adoption of the new standard.

The Company will elect to apply the following accounting policies:

•

For shipping and handling activities performed after customers obtain control of the goods, the Company will elect to account for these activities as fulfillment activities rather than separate performance obligations.

•	Sales taxes (and other similar taxes) collected from customers will be excluded from revenue. This is consistent with the Company’s current practice.

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

DECEMBER 31, 2017

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

As a lessee, Domtar’s various leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of earnings as expense is incurred. Upon adoption of the new guidance, the Company will be required to record substantially all leases on the Consolidated Balance Sheets as a right-of-use asset and a lease liability. The timing of expense recognition and classification in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) could change based on the classification of leases as either operating or financing.

This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as of the beginning of an interim or annual reporting period.

The Company will adopt the ASU on January 1, 2019 using the modified retrospective approach required by the guidance.

The Company has begun its impact assessment, including taking an inventory of its outstanding leases and analyzing all contracts that contain a lease. While the Company’s evaluation of this guidance is in the early stages, the Company currently expects the adoption of this guidance to have a material impact on the Consolidated Balance Sheets.

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

DECEMBER 31, 2017

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

The Company will adopt the ASU on January 1, 2018 using a retrospective approach for the presentation of the service cost component and the other components of net periodic benefit costs in the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) and prospectively for the capitalization of the service cost component of net periodic benefit costs in assets. The guidance includes a practical expedient that permits an entity to estimate amounts for comparative periods using the information previously disclosed in its pension plans and other post-retirement benefit plans footnote.

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

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3.

ACQUISITION OF BUSINESSES

Acquisition of Home Delivery Incontinent Supplies Co.

On October 1, 2016, Domtar completed the acquisition of 100% of the outstanding shares of Home Delivery Incontinent Supplies Co. (“HDIS”). HDIS is a leading national direct-to-consumer provider of adult incontinence and related products. Based in Olivette, Missouri, HDIS provides customers with high-quality products and a personalized service for all of their incontinence needs. HDIS operates a distribution center in Olivette, Missouri, as well as two retail locations, in Texarkana, Arkansas and Daytona Beach, Florida and has approximately 240 employees. The results of HDIS’s operations are included in the Personal Care reportable segment starting on October 1, 2016. The purchase price was $52 million, net of cash acquired of $3 million and included a potential earn-out payment of up to $10 million to be settled after the first anniversary of the acquisition. The final amount of the earn-out was $8 million and was paid in the last quarter of 2017.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4.

IMPAIRMENT OF GOODWILL AND PROPERTY, PLANT AND EQUIPMENT

IMPAIRMENT OF GOODWILL

Goodwill is subject to an annual goodwill impairment test or more frequently whenever indicators of potential goodwill impairment exist. Goodwill impairment exists when the carrying amount of a reporting unit exceeds its fair value. An impairment loss is then recorded and may not exceed the total amount of goodwill allocated to the reporting unit. The Company performed its annual goodwill impairment testing at October 1, 2017. At that date, total goodwill amounting to $578 million resided in the Personal Care reporting unit.

During the 2017 annual review of goodwill, management proceeded directly to the quantitative impairment test for the Personal Care reporting unit. The estimated fair value, determined by the present value of estimated future cash flows was lower than the reporting unit’s carrying value and as such the Company recognized a non-cash impairment charge of $578 million, representing the entire amount of goodwill related to the Personal Care reporting unit.

Growing competitive market pressures in the healthcare and retail markets over the last year, including the entry of new competitors in the private label category, excess industry capacity and the pressure to limit healthcare spending by governmental agencies, are expected to result in lower than previously anticipated sales and operating margin. In light of this weakened market outlook, the Company’s current business forecast was not sufficient to derive a fair value able to support the carrying value of the goodwill associated with the Personal Care reporting unit, leading to the impairment of goodwill.

In prior years, the Company performed its annual goodwill impairment tests at October 1, 2016 and 2015 and determined that the estimated fair value of the Personal Care reporting unit exceeded its carrying value. As a result, no impairment charges were recorded during 2016 and 2015.

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

Ashdown, Arkansas pulp and paper mill – Conversion of a paper machine

In the fourth quarter of 2014, the Company announced the conversion of a paper machine at Ashdown, Arkansas pulp and paper mill to a high quality fluff pulp line. As a result, in 2016 the Company recognized $29 million of accelerated depreciation in Impairment of goodwill and property, plant and equipment on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2015 – $77 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

PERFORMANCE SHARE UNITS (“PSUs”)

PSUs are granted to Management Committee and non-Management Committee members. These awards will be settled in shares for Management Committee members and in cash for non-Management Committee members, based on market conditions and/or performance and service conditions. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. These awards will cliff vest at various dates up to February 21, 2020.

		Weighted
		average grant
PSUs	Number of units	date fair value
		$
Vested and non-vested at December 31, 2014	310,303	45.52
Granted	219,453	44.22
Forfeited	(21,918)	45.52
Cancelled	(60,768)	35.40
Vested and settled	(20,991)	51.48
Vested and non-vested at December 31, 2015	426,079	46.00
Granted	295,504	32.38
Forfeited	(28,523)	39.81
Cancelled	(101,124)	51.27
Vested and settled	(74,655)	35.97
Vested and non-vested at December 31, 2016	517,281	38.98
Granted	256,078	39.04
Forfeited	(24,581)	37.59
Cancelled	(75,710)	38.78
Vested and settled	(50,600)	54.95
Vested and non-vested at December 31, 2017	622,468	37.78

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

The fair value of PSUs granted in 2017, 2016 and 2015 was estimated at the grant date using the Monte Carlo simulation methodology. The Monte Carlo simulation creates artificial futures by generating numerous sample paths of potential outcomes. The following assumptions were used in calculating the fair value of the units granted:

	2017	2016	2015
Dividend yield	4.130%	4.740%	3.220%
Expected volatility 1 year	28%	24%	34%
Expected volatility 3 years	28%	30%	30%
Risk-free interest rate December 31, 2015	—	—	0.732%
Risk-free interest rate December 31, 2016	—	1.057%	0.893%
Risk-free interest rate December 31, 2017	1.614%	0.860%	1.200%
Risk-free interest rate December 31, 2018	1.606%	0.900%	—
Risk-free interest rate December 31, 2019	1.751%	—	—

At December 31, 2017, of the total vested and non-vested PSUs, 288,332 are expected to be settled in shares and 334,136 will be settled in cash.

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

		Weighted
		average grant
RSUs	Number of units	date fair value
		$
Non-vested at December 31, 2014	314,220	44.80
Granted/issued	164,879	43.21
Forfeited	(12,464)	44.78
Vested and settled	(119,669)	44.31
Non-vested at December 31, 2015	346,966	44.21
Granted/issued	196,786	34.04
Forfeited	(17,884)	39.69
Vested and settled	(107,198)	39.12
Non-vested at December 31, 2016	418,670	40.90
Granted/issued	182,937	39.83
Forfeited	(19,194)	37.97
Vested and settled	(121,750)	48.72
Non-vested at December 31, 2017	460,663	38.56

At December 31, 2017, of the total non-vested RSUs, 177,414 are expected to be settled in shares and 283,249 will be settled in cash.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Management Committee members may elect to defer awards earned under another program into DSUs. In 2017, no vested awards were deferred to DSUs (2016 – nil; 2015 – nil).

		Weighted
		average grant
DSUs	Number of units	date fair value
		$
Vested at December 31, 2014	262,721	27.11
Granted/issued	40,494	39.92
Settled	(13,755)	41.88
Vested at December 31, 2015	289,460	28.20
Granted/issued	46,737	37.43
Settled	(15,123)	39.60
Vested at December 31, 2016	321,074	29.01
Granted/issued	36,215	40.68
Settled	(85,055)	32.27
Vested at December 31, 2017	272,234	29.55

NON-QUALIFIED & PERFORMANCE STOCK OPTIONS

Stock options are granted to Management Committee and non-Management Committee members. The stock options vest at various dates up to February 21, 2020 subject to service conditions for non-qualified stock options. The options expire at various dates no later than seven years from the date of grant.

The fair value of the stock options granted in 2017, 2016 and 2015 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted:

	2017	2016	2015
Dividend yield	3.48%	3.78%	3.22%
Expected volatility	28%	30%	32%
Risk-free interest rate	1.86%	1.17%	1.47%
Expected life	4.5 years	4.5 years	4.5 years
Strike price	$39.81	$33.78	$43.42

The grant date fair value of the non-qualified options granted in 2017 was $7.05 (2016 – $5.95; 2015 – $8.96).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

		Weighted average	Weighted average	Aggregate intrinsic
	Number	exercise	remaining life	value
OPTIONS (including Performance options)	of options	price	(in years)	(in millions)
		$		$
Outstanding at December 31, 2014	418,123	46.39	4.6	0.5
Granted	82,885	43.42	6.2	—
Exercised	(35,924)	43.13	—	—
Forfeited/expired	(13,782)	34.08	—	—
Outstanding at December 31, 2015	451,302	46.48	4.8	0.1
Options exercisable at December 31, 2015	176,315	44.56	3.9	0.1
Outstanding at December 31, 2015	451,302	46.48	4.8	0.1
Granted	114,723	33.78	6.2	—
Exercised	(37,296)	41.11	—	—
Forfeited/expired	(6,502)	20.89	—	—
Outstanding at December 31, 2016	522,227	44.39	4.5	0.7
Options exercisable at December 31, 2016	286,011	46.50	3.9	0.1
Outstanding at December 31, 2016	522,227	44.39	4.5	0.7
Granted	106,268	39.81	6.2	—
Exercised	(65,430)	36.33	—	—
Outstanding at December 31, 2017	563,065	44.46	4.1	3.6
Options exercisable at December 31, 2017	359,960	48.02	3.2	1.3

The total intrinsic value of options exercised in 2017 was nil (2016 – nil; 2015 – nil). Based on the Company’s closing year-end stock price of $49.52 (2016 – $39.03; 2015 – $36.95), the aggregate intrinsic value of options outstanding and options exercisable is $5 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

For the year ended December 31, 2017, stock-based compensation expense recognized in the Company’s results of operations was $20 million (2016 – $16 million; 2015 – $10 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $20 million (2016 – $17 million; 2015 – $16 million) and will be recognized over the remaining service period of approximately 26 months. The aggregate value of liability awards settled in 2017 was $7 million (2016 – $4 million; 2015 – $4 million). The total fair value of equity awards settled in 2017 was $3 million (2016 – $2 million), representing the fair value at the time of settlement. The fair value at the grant date for these settled equity awards was $4 million (2016 – $3 million). Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

EARNINGS (LOSS) PER COMMON SHARE

The calculation of basic earnings (loss) per common share is based on the weighted average number of Domtar common shares outstanding during the year. The calculation for diluted earnings (loss) per common share recognizes the effect of all potential dilutive common securities.

The following table provides the reconciliation between basic and diluted earnings (loss) per common share:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Net (loss) earnings	$(258)	$128	$142
Weighted average number of common shares outstanding (millions)	62.7	62.6	63.3
Effect of dilutive securities (millions)	—	0.1	0.1
Weighted average number of diluted common shares outstanding (millions)	62.7	62.7	63.4
Basic net (loss) earnings per common share (in dollars)	$(4.11)	$2.04	$2.24
Diluted net (loss) earnings per common share (in dollars)	$(4.11)	$2.04	$2.24

The following table provides the securities that could potentially dilute basic earnings (loss) per common share in the future, but were not included in the computation of diluted earnings (loss) per common share because to do so would have been anti-dilutive:

	December 31,	December 31,	December 31,
	2017	2016	2015
Options	312,893	410,978	343,581

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2017, the related pension expense was $36 million (2016 – $37 million; 2015 – $32 million).

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

The Company expects to contribute a minimum total amount of $14 million in 2018 compared to $47 million in 2017 (2016 – $31 million; 2015 – $13 million) to the pension plans. The Company expects to contribute a minimum total amount of $5 million in 2018 compared to $3 million in 2017 to the other post-retirement benefit plans (2016 – $5 million; 2015 – $5 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN ACCRUED BENEFIT OBLIGATION

The following table represents the change in the accrued benefit obligation as of December 31, 2017 and December 31, 2016, the measurement date for each year:

	December 31, 2017		December 31, 2016

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Accrued benefit obligation at beginning of year	1,584	90	1,509	86
Service cost for the year	30	2	31	2
Interest expense	52	4	51	4
Plan participants' contributions	6	—	6	—
Actuarial loss (gain)	95	(17)	46	1
Plan amendments	1	(5)	—	—
Benefits paid	(85)	—	(83)	—
Direct benefit payments	(3)	(3)	(4)	(5)
Settlement	(2)	—	(6)	—
Effect of foreign currency exchange rate change	86	5	34	2
Accrued benefit obligation at end of year	1,764	76	1,584	90

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets, as of December 31, 2017 and December 31, 2016, reflecting the actual return on plan assets, the contributions and the benefits paid for each year:

	December 31, 2017	December 31, 2016
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,546	1,493
Actual return on plan assets	166	73
Employer contributions	47	31
Plan participants' contributions	6	6
Benefits paid	(88)	(87)
Settlement	(2)	(6)
Effect of foreign currency exchange rate change	90	36
Fair value of assets at end of year	1,765	1,546

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

DECEMBER 31, 2017

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

The Company’s pension funds are not permitted to directly own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2017:

		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2017	2016
Fixed income
Cash and cash equivalents	0% – 9%	2%	3%
Bonds	47% – 57%	52%	51%
Insurance contracts	5%	5%	5%
Equity
Canadian Equity	3% – 10%	6%	6%
U.S. Equity	8% – 18%	13%	13%
International Equity	17% – 27%	22%	22%
Total (1)		100%	100%

(1)	Approximately 79% of the pension plans' assets relate to Canadian plans and 21% relate to U.S. plans.

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

	December 31, 2017		December 31, 2016

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Accrued benefit obligation at end of year	(1,764)	(76)	(1,584)	(90)
Fair value of assets at end of year	1,765	—	1,546	—
Funded status	1	(76)	(38)	(90)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The funded status includes $54 million of accrued benefit obligation ($48 million at December 31, 2016) related to supplemental unfunded defined benefit and defined contribution plans.

	December 31, 2017		December 31, 2016

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables (Note 17)	—	(5)	—	(4)
Other liabilities and deferred credits (Note 20)	(130)	(71)	(141)	(86)
Other assets (Note 15)	131	—	103	—
Net amount recognized in the Consolidated Balance Sheets	1	(76)	(38)	(90)

The following table presents the pre-tax amounts included in Other comprehensive income (loss):

	Year ended		Year ended		Year ended
	December 31, 2017		December 31, 2016		December 31, 2015
		Other post-		Other post-		Other post-
	Pension	retirement	Pension	retirement	Pension	retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$
Prior service (cost) credit	(1)	5	—	—	(10)	—
Amortization of prior year service cost	5	—	5	—	3	—
Net (loss) gain	(10)	17	(53)	(2)	2	4
Amortization of net actuarial loss	9	—	6	—	7	1
Net amount recognized in other comprehensive income (loss) (pre-tax)	3	22	(42)	(2)	2	5

An estimated loss of $13 million for pension plans and gain of $2 million for other post-retirement benefit plans will be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2018.

At December 31, 2017, the accrued benefit obligation and the fair value of defined benefit plan assets with an accrued benefit obligation in excess of fair value of plan assets were $811 million and $680 million, respectively (2016 – $765 million and $624 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
Components of net periodic benefit cost for pension plans	2017	2016	2015
	$	$	$
Service cost for the year	30	31	34
Interest expense	52	51	60
Expected return on plan assets	(81)	(80)	(86)
Amortization of net actuarial loss	9	5	7
Settlement loss	—	1	—
Amortization of prior year service cost	5	5	3
Net periodic benefit cost	15	13	18

	Year ended December 31,	Year ended December 31,	Year ended December 31,
Components of net periodic benefit cost for other post-retirement benefit plans	2017	2016	2015
	$	$	$
Service cost for the year	2	2	2
Interest expense	4	4	4
Net periodic benefit cost	6	6	6

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the accrued benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

	December 31,	December 31,	December 31,
Pension plans	2017	2016	2015
Accrued benefit obligation
Discount rate	3.5%	3.8%	4.0%
Rate of compensation increase	2.7%	2.7%	2.7%
Net periodic benefit cost
Discount rate	3.9%	4.1%	3.9%
Rate of compensation increase	2.8%	2.8%	2.8%
Expected long-term rate of return on plan assets	5.3%	5.3%	5.6%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The Company used a full yield curve approach to estimate the current service and interest cost components of net periodic benefit cost for Canadian pension plans and U.S. funded pension plans. The estimate of these components is made by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

For the U.S. unfunded pension plan and other post-retirement benefits, given materiality, the current service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve for each unfunded pension plan or based on each post-retirement plans’ projected cash flows. The discount rate for U.S. unfunded plans of 3.6% is obtained by incorporating the plans’ expected cash flows in the Mercer Yield Curve.

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

Effective January 1, 2018, the Company will use 5.2% (2017 – 5.3%; 2016 – 5.3%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations as applicable.

	December 31,	December 31,	December 31,
Other post-retirement benefit plans	2017	2016	2015
Accrued benefit obligation
Discount rate	3.5%	3.9%	4.1%
Rate of compensation increase	2.8%	2.8%	2.8%
Net periodic benefit cost
Discount rate	3.8%	4.1%	3.9%
Rate of compensation increase	2.8%	2.8%	2.8%

For measurement purposes, a 4.9% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2017. The rate was assumed to decrease gradually to 4.1% by 2033 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
	$	$
Impact on net periodic benefit cost for other post-retirement benefit plans	1	(1)
Impact on accrued benefit obligation	4	(4)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2017, by asset category:

	Fair Value Measurements at
	December 31, 2017
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	79	79	—	—
Asset backed notes (1)	1	—	—	1
Canadian provincial government bonds	566	565	1	—
Canadian corporate debt securities	139	117	22	—
U.S. corporate debt securities	43	43	—	—
International corporate debt securities	2	2	—	—
Bond index fund (2 & 3)	152	—	152	—
Canadian equities (4)	111	111	—	—
U.S. equities (5)	103	103	—	—
International equities (6)	252	252	—	—
U.S. stock index funds (3 & 7)	224	—	224	—
Insurance contracts (8)	94	—	—	94
Derivative contracts (9)	(1)	—	(1)	—
Total	1,765	1,272	398	95

(1)	This category is described in the section “Asset Backed Notes”.
(2)	This category represents a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.
(3)

The fair value of these plan assets are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(4)

This category represents an active segregated large capitalization Canadian equity portfolio with the ability to purchase small and medium capitalized companies and the Canadian equity portion of an active segregated global equity portfolio.

(5)	This category represents U.S. equities held within an active segregated global equity portfolio and an active international equity portfolio.
(6)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.
(7)	This category represents two equity index funds, not actively managed, that track the Russell 3000 index.
(8)

This category includes: 1) two group annuity contracts totaling $85 million purchased through an insurance company that are held in the pension plans’ name as an asset within the pension plans. These insurance contracts cover pension entitlements associated with specific groups of retired members of the pension plans and 2) $9 million of insurance contracts with a minimum guarantee rate.

(9)	The fair value of the derivative contracts are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2016, by asset category:

	Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	80	80	—	—
Asset backed notes (1)	118	—	115	3
Canadian provincial government bonds	81	81	—	—
Canadian corporate debt securities	3	2	1	—
Bond index funds (2 & 3)	585	—	585	—
Canadian equities (4)	100	100	—	—
U.S. equities (5)	98	98	—	—
International equities (6)	205	205	—	—
U.S. stock index funds (3 & 7)	193	—	193	—
Insurance contracts (8)	84	—	—	84
Derivative contracts (9)	(1)	—	(1)	—
Total	1,546	566	893	87

(1)	This category is described in the section “Asset Backed Notes”.
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

(4)	This category represents active segregated large capitalization Canadian equity portfolios with the ability to purchase small and medium capitalized companies.
(5)	This category represents U.S. equities held within an active segregated global equity portfolio and an active international equity portfolio.
(6)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.
(7)	This category represents equity two equity index funds, not actively managed, that track the Russell 3000 index.
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

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

ASSET BACKED NOTES

At December 31, 2017, Domtar’s Canadian defined benefit pension funds held restructured asset backed notes (“ABN”) valued at $1 million (CDN $1 million). At December 31, 2016, the plans held ABN valued at $118 million (CDN $158 million). These ABN were subject to a restructuring agreement, governing the Montreal Accord, finalized in 2009. During 2017, the total value of the ABN was reduced by repayments totaling $117 million (CDN $157 million).

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	ABN(1)	Insurance contracts	TOTAL
	$	$	$
Balance at December 31, 2015	10	86	96
Settlements	(7)	(5)	(12)
Return on plan assets	—	1	1
Effect of foreign currency exchange rate change	—	2	2
Balance at December 31, 2016	3	84	87
Settlements	(2)	(5)	(7)
Return on plan assets	—	9	9
Effect of foreign currency exchange rate change	—	6	6
Balance at December 31, 2017	1	94	95

(1)	Includes $1 million of Montreal Accord in 2017 (2016 – $3 million)

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2017 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2018	112	5
2019	112	5
2020	111	5
2021	112	5
2022	111	5
2023 – 2027	554	25

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating (income) loss, net includes the following:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
	$	$	$
Net gain on sale of property, plant and equipment	(13)	—	(15)
Reversal of contingent consideration provision	(2)	—	—
Bad debt expense	1	—	5
Environmental provision	3	2	4
Foreign exchange loss (gain)	1	6	(3)
Other	(4)	(4)	4
Other operating (income) loss, net	(14)	4	(5)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	$	$	$
Interest on long-term debt (1)	59	59	82
Premium paid on repurchase of long-term debt	—	—	40
Reversal of fair value increment on long-term debt	—	—	(1)
Interest on receivables securitization	2	2	1
Interest on withdrawal liabilities for multiemployer plans	3	3	4
Amortization of debt issuance costs and other	2	2	6
	66	66	132

(1)	The Company capitalized $1 million of interest expense in 2017 (2016 – $5 million; 2015 – $3 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

INCOME TAXES

The Company’s (loss) earnings before income taxes by taxing jurisdiction were:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	$	$	$
U.S. (loss) earnings	(209)	69	26
Foreign (loss) earnings	(174)	88	130
(Loss) earnings before income taxes	(383)	157	156

Provisions for income taxes include the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	$	$	$
U.S. Federal and State:
Current	73	10	61
Deferred	(208)	1	(78)
Foreign:
Current	9	10	9
Deferred	1	8	22
Income tax (benefit) expense	(125)	29	14

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 35% to (loss) earnings before income taxes due to the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	$	$	$
U.S. federal statutory income tax	(134)	55	55
Reconciling Items:
State and local income taxes, net of federal income tax benefit	2	3	1
Foreign income tax rate differential	(16)	(14)	(16)
Tax credits and special deductions	(24)	(18)	(16)
Goodwill impairment	200	—	—
Tax rate changes	(188)	—	(5)
Deemed mandatory repatriation tax	46	—	—
Uncertain tax positions	(6)	2	1
U.S. manufacturing deduction	(4)	(2)	(6)
Functional currency differences	—	—	1
Valuation allowance on deferred tax assets	3	(1)	(1)
Other	(4)	4	—
Income tax (benefit) expense	(125)	29	14

During 2017, the Company recorded a goodwill impairment of $578 million with minimal tax benefit which impacted the effective tax rate by $200 million. The effective tax rate for 2017 was also significantly impacted by the Company’s foreign operations being taxed at lower statutory tax rates and by the Company recording $24 million of current tax credits, mainly research and experimentation credits.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”) was signed into law. The U.S. Tax Reform significantly changes U.S. tax law for businesses by, among other things, lowering the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a one-time deemed repatriation tax on accumulated foreign earnings. As a result of the corporate tax rate reduction, the Company revalued its ending net deferred tax liabilities, and recognized a provisional tax benefit of $186 million in the Company’s Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2017. This, combined with a $2 million tax benefit from other changes in law in certain U.S. states earlier in the year, had a significant impact on the effective tax rate for 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. SAB 118 provides guidance which allows companies to use a measurement period, similar to that used in business combinations, to account for the impacts of the U.S. Tax Reform. The U.S. Tax Reform provides for a mandatory one-time deemed repatriation tax on the Company’s undistributed foreign earnings and profits. The Company has recorded a provisional repatriation tax amount of $46 million, which it will elect to pay over eight years, and which impacted the 2017 tax rate. The current portion of $4 million is included on the Company’s Consolidated Balance Sheet in Income and other taxes receivable and the remaining $42 million is included in Other liabilities and deferred credits. While the Company has made a reasonable estimate of the repatriation tax amount, it continues to analyze various factors, including the impact of foreign tax credits available to offset the tax. The Company continues to gather additional information and monitor for further interpretive guidance in order to finalize its calculations and complete its accounting for the repatriation tax liability.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

Additionally, the Company continues to assess the impact of the U.S. Tax Reform with respect to its current strategy of reinvesting profits of foreign subsidiaries back into those foreign operations. The Company has not completed its analysis of the impacts of the U.S. Tax Reform and how these changes will impact operational decisions around the utilization of cash residing in the foreign subsidiaries. If, after analysis, the Company’s management determines that it will no longer reinvest all earnings of its foreign subsidiaries, then the Company would need to determine if a provision for the undistributed foreign earnings is required. As such, the Company has not recorded a tax liability amount for this item. It is possible that such a tax liability, if recorded in the future, could have a significant impact on the effective tax rate in the period that it is recorded.

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

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2017 and December 31, 2016 are comprised of the following:

	December 31,	December 31,
	2017	2016
	$	$
Accounting provisions	36	62
Net operating loss carryforwards and other deductions	43	43
Pension and other employee future benefit plans	31	65
Inventory	10	15
Tax credits	36	25
Gross deferred tax assets	156	210
Valuation allowance	(25)	(22)
Net deferred tax assets	131	188
Property, plant and equipment	(436)	(648)
Impact of foreign exchange on long-term debt and investments	—	(8)
Intangible assets	(131)	(152)
Other	(16)	(10)
Total deferred tax liabilities	(583)	(818)
Net deferred tax liabilities	(452)	(630)
Included in:
Other assets (Note 15)	2	2
Deferred income taxes and other	(454)	(632)
Total	(452)	(630)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

At December 31, 2017, the Company had less than $1 million of federal net operating loss carryforwards remaining which expire in 2032. These U.S. federal net operating losses are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), that can vary from year to year. The Company also has other foreign net operating losses and deduction limitations of $150 million, which may be carried forward indefinitely.

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

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits for which a valuation allowance of $6 million exists at December 31, 2017, and certain foreign loss carryforwards for which a valuation allowance of $19 million exists at December 31, 2017. Of this amount, $3 million impacted tax expense and the effective tax rate for 2017 (2016 – $(1) million; 2015 – $(1) million).

The Company historically has not provided for a U.S. income tax liability on undistributed earnings of its foreign subsidiaries. The earnings of the foreign subsidiaries, which reflect full provision for income taxes, are currently indefinitely reinvested in foreign operations. The Company is still analyzing the impact of the U.S. Tax Reform on its cash repatriation strategies and a change could result in the need for the Company to record a tax liability on the undistributed earnings of some or all of its foreign operations.

The U.S. Tax Reform also includes a base erosion provision for Global Intangible Low-Taxed Income (“GILTI”). Beginning in 2018, the GILTI provisions require the Company to include in its U.S. income tax return earnings of foreign subsidiaries that are in excess of an allowable return on the tangible assets of the foreign subsidiaries. The Company is required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into the measurement of deferred taxes (the “deferred method”). The Company is continuing to evaluate the GILTI tax rules and has not yet adopted a policy to account for the related impacts.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2017, the Company had gross unrecognized tax benefits of approximately $37 million ($43 million and $41 million for 2016 and 2015, respectively). If recognized in 2018, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31,	December 31,	December 31,
	2017	2016	2015
	$	$	$
Balance at beginning of year	43	41	48
Additions based on tax positions related to current year	3	3	3
Additions for tax positions of prior years	4	3	2
Reductions for tax positions of prior years	—	(2)	(1)
Reductions related to settlements with taxing authorities	(1)	—	(4)
Expirations of statutes of limitations	(13)	(3)	(7)
Interest	1	1	1
Foreign exchange impact	—	—	(1)
Balance at end of year	37	43	41

The Company recorded $1 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2017 ($1 million and $1 million for 2016 and 2015, respectively). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense. The Company believes it is reasonably possible that up to $8 million of its unrecognized tax benefits may be recognized by December 31, 2018, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty.

The major jurisdictions where the Company and its subsidiaries will file tax returns for 2017, in addition to filing one consolidated U.S. federal income tax return, are Canada, Sweden and Spain. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various U.S. states and Canadian provinces. At December 31, 2017, the Company’s subsidiaries are subject to foreign federal income tax examinations for the tax years 2007 through 2016, with federal years prior to 2014 being closed from a cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 31,	December 31,
	2017	2016
	$	$
Work in process and finished goods	399	413
Raw materials	135	132
Operating and maintenance supplies	223	214
	757	759

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

GOODWILL

Changes in the carrying value of goodwill are as follows:

	December 31,	December 31,
	2017	2016
	$	$
Balance at beginning of year	550	539
Effect of foreign currency exchange rate change	28	(6)
Impairment of goodwill (Note 4)	(578)	—
Acquisition of HDIS (Note 3)	—	17
Balance at end of year	—	550

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31,	December 31,
	(in years)	2017	2016
		$	$
Machinery and equipment	3 – 20	7,674	7,408
Buildings and improvements	10 – 40	1,059	1,007
Timberlands	(1)	207	200
Assets under construction	—	104	94
		9,044	8,709
Less: Accumulated depreciation		(6,279)	(5,884)
		2,765	2,825

(1)	Amortization is calculated using the unit of production method.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2017 was $302 million (2016 – $329 million; 2015 – $340 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives	December 31,			December 31,
	(in years)	2017			2016
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	392	(79)	313	369	(60)	309
Technology	7 – 20	8	(4)	4	8	(3)	5
Non-Compete	9	1	(1)	—	1	—	1
License rights	12	29	(11)	18	28	(8)	20
		433	(96)	337	409	(72)	337
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		245	—	245	225	—	225
License rights		6	—	6	6	—	6
Catalog rights		41	—	41	36	—	36
Total		729	(96)	633	680	(72)	608

Amortization expense related to intangible assets for the year ended December 31, 2017 was $19 million (2016 – $19 million; 2015 – $19 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2018	2019	2020	2021	2022
	$	$	$	$	$
Amortization expense related to intangible assets	22	21	21	21	21

The Company performed its annual impairment test on its indefinite-lived intangible assets at October 1, 2017, 2016 and 2015, using a quantitative approach, except for the license rights and water rights, where the Company used a qualitative approach, and determined that the estimated fair values of its indefinite-lived intangible assets exceeded their carrying amounts. No impairment charge was recorded for indefinite-lived intangible assets during 2017, 2016 or 2015.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

OTHER ASSETS

The following table presents the components of other assets:

	December 31,	December 31,
	2017	2016
	$	$
Pension asset - defined benefit pension plans (Note 7)	131	103
Investment tax credits receivable	7	4
Unamortized debt issuance costs	4	5
Deferred income tax assets (Note 10)	2	2
Derivative financial instruments (Note 23)	5	8
Other	8	7
	157	129

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

In the fourth quarter of 2016, as a result of a revision in the Company’s estimated withdrawal liability for U.S. multiemployer plans, the Company recorded a credit of $4 million in Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). At December 31, 2017, the total provision for the withdrawal liabilities was $49 million.

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

The Company recorded $29 million for the year ended December 31, 2016, of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). During 2016, the Company also recorded $26 million of costs related to the fluff pulp conversion outage and $1 million of severance and termination costs under Closure and restructuring costs.

The Company recorded $77 million for the year ended December 31, 2015, of accelerated depreciation under Impairment of goodwill and property, plant and equipment on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). During 2015, the Company also recorded $3 million of severance and termination costs under Closure and restructuring costs.

Other costs

During 2017, other costs related to previous and ongoing closures and restructuring included $2 million of severance and termination costs (2016 – $3 million; 2015 – $1 million) and pension settlement costs of nil (2016 – $1 million; 2015 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

The following tables provide the components of closure and restructuring costs by segment:

	Year ended
	December 31, 2017
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	—	2	2
Closure and restructuring costs	—	2	2

	Year ended
	December 31, 2016
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	8	1	9
Pension settlement and withdrawal liability	(3)	—	(3)
Fluff pulp conversion outage	26	—	26
Closure and restructuring costs	31	1	32

	Year Ended
	December 31, 2015
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	3	1	4
Closure and restructuring costs	3	1	4

The following table provides the activity in the closure and restructuring liability:

	December 31,	December 31,
	2017	2016
	$	$
Balance at beginning of year	7	3
Additions	2	9
Payments	(2)	(5)
Balance at end of year	7	7

The $7 million provision is comprised of severance and termination costs of $6 million and $1 million in the Pulp and Paper segment and Personal Care segment, respectively.

Closure and restructuring costs are based on management’s best estimates at December 31, 2017. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further impairment charges may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31,	December 31,
	2017	2016
	$	$
Trade payables	382	332
Payroll-related accruals	164	160
Accrued interest	16	16
Payables on capital projects	11	13
Rebate accruals	72	62
Liability - pension and other post-retirement benefit plans (Note 7)	5	4
Liability - multiemployer plan withdrawal	2	2
Provision for environment and other asset retirement obligations (Note 22)	13	15
Closure and restructuring costs liability (Note 16)	7	7
Derivative financial instruments (Note 23)	7	11
Dividends payable (Note 21)	26	26
Stock-based compensation - liability awards	6	2
Other	5	6
	716	656

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the period ended  December 31, 2017 and 2016.

	Net derivative
	(losses) gains on		Post-retirement	Foreign currency
	cash flow hedges	Pension items(2)	benefit items(2)	items	Total
	$	$	$	$	$
Balance at December 31, 2015	(30)	(190)	(10)	(271)	(501)
Natural gas swap contracts	4	N/A	N/A	N/A	4
Net investment hedge	(1)	N/A	N/A	N/A	(1)
Currency options	8	N/A	N/A	N/A	8
Foreign exchange forward contracts	16	N/A	N/A	N/A	16
Net gain	N/A	(38)	(1)	N/A	(39)
Foreign currency items	N/A	N/A	N/A	(7)	(7)
Other comprehensive income (loss) before reclassifications	27	(38)	(1)	(7)	(19)
Amounts reclassified from Accumulated other comprehensive loss	14	7	—	—	21
Net current period other comprehensive income (loss)	41	(31)	(1)	(7)	2
Balance at December 31, 2016	11	(221)	(11)	(278)	(499)
Natural gas swap contracts	(5)	N/A	N/A	N/A	(5)
Currency options	11	N/A	N/A	N/A	11
Net (gain) loss	N/A	(6)	17	N/A	11
Foreign currency items	N/A	N/A	N/A	146	146
Other comprehensive income (loss) before reclassifications	6	(6)	17	146	163
Amounts reclassified from Accumulated other comprehensive loss	(9)	9	—	—	—
Net current period other comprehensive (loss) income	(3)	3	17	146	163
Balance at December 31, 2017	8	(218)	6	(132)	(336)

(1)	All amounts are after tax. Amounts in parenthesis indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. CHANGES IN OTHER ACCUMULATED COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss(1)
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	$	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts	—	12	16	(2)
Currency options and forwards	(14)	12	28	(2)
Total before tax	(14)	24	44
Tax benefit (expense)	5	(10)	(18)
Net of tax	(9)	14	26
Amortization of defined benefit pension items
Amortization of prior year service cost	5	5	3	(3)
Amortization of net actuarial loss	9	6	7	(3)
Total before tax	14	11	10
Tax expense	(5)	(4)	(3)
Net of tax	9	7	7

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 7 "Pension Plans and Other Post-Retirement Benefit Plans" for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

LONG-TERM DEBT

		Par		December 31,	December 31,
	Maturity	Amount	Currency	2017	2016
		$		$	$
Unsecured notes
10.75% Notes	2017	63	US	—	63
4.4% Notes	2022	300	US	300	300
6.25% Notes	2042	250	US	249	249
6.75% Notes	2044	250	US	249	249
Revolving Credit Facility	2021	—	US	—	50
Term Loan	2025	300	US	300	300
Securitization	2019	25	US	25	70
Capital lease obligations and other	2017 - 2032			14	8
				1,137	1,289

Less: Unamortized debt issuance costs				7	8

Less: Due within one year				1	63
				1,129	1,218

Principal long-term debt repayments, including capital lease obligations, in each of the next five years will amount to:

	Long-term debt	Capital leases and other
	$	$
2018	—	2
2019	25	2
2020	—	2
2021	—	2
2022	300	2
Thereafter	800	9
	1,125	19
Less: Amounts representing interest	—	5
Total payments	1,125	14

UNSECURED NOTES

The Company’s 10.75% Notes, in the aggregate principal amount of $63 million, matured on June 1, 2017.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

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

Borrowings by the Company under the Credit Agreement are guaranteed by its significant domestic subsidiaries. Borrowings by foreign borrowers under the Credit Agreement are guaranteed by the Company, the Company’s significant domestic subsidiaries and certain of the Company’s significant foreign subsidiaries.

Borrowings under the Credit Agreement bear interest at LIBOR, EURIBOR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to the Company’s credit rating. In addition, the Company pays facility fees quarterly at rates dependent on the Company's credit ratings.

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At December 31, 2017, the Company was in compliance with these financial covenants, and there were no borrowings (December 31, 2016 – $50 million was borrowed).

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

The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level not greater than 3.75 to 1. At December 31, 2017, the Company was in compliance with these financial covenants.

RECEIVABLES SECURITIZATION

The Company has a $150 million receivables securitization facility that matures in March 2019. This facility provides additional liquidity to the Company to fund its operations or issue letters of credit. The costs under the program vary based on changes in interest rates and amounts utilized.

Sales of receivables under this program are accounted for as secured borrowings. The program consists of the ongoing sale of most of the receivables of its domestic subsidiaries to a bankruptcy remote consolidated subsidiary which, in turn, transfers a senior beneficial interest in them to a special purpose entity managed by a financial institution for multiple sellers of receivables to support borrowings or the issue of letters of credit by the Company.

The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the 2016 Credit Agreement, or the failure by Domtar to satisfy material obligations.

At December 31, 2017, $25 million was borrowed and $50 million of letters of credit were outstanding under this facility (2016 – $70 million and $48 million, respectively).

In 2017, a net charge of $2 million (2016 – $2 million; 2015 – $1 million) resulted from the program described above and was included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

.	December 31,	December 31,
	2017	2016
	$	$
Liability - other post-retirement benefit plans (Note 7)	71	86
Pension liability - defined benefit pension plans (Note 7)	130	141
Pension liability - multiemployer plan withdrawal	47	48
Long-term income taxes payable	42	—
Provision for environmental and asset retirement obligations (Note 22)	31	35
Stock-based compensation - liability awards	20	17
Derivative financial instruments (Note 23)	5	10
Other	22	21
	368	358

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations and demolition of certain abandoned buildings. At December 31, 2017, Domtar estimated the net present value of its asset retirement obligations to be $15 million (2016 – $14 million); the present value is based on probability weighted undiscounted cash outflows of $58 million (2016 – $58 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2057. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 5.5% and 12.0%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31,	December 31,
	2017	2016
	$	$
Asset retirement obligations, beginning of year	14	14
Asset retirement obligation payments	—	(1)
Accretion expense	1	1
Asset retirement obligations, end of year	15	14

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21.

SHAREHOLDERS’ EQUITY

During 2017, the Company declared four quarterly dividends of $0.415 per share, to holders of the Company’s common stock. Dividends of $26 million were paid on April 17, 2017, July 17, 2017, October 16, 2017 and January 15, 2018, respectively, to shareholders of record as of April 3, 2017, July 3, 2017, October 2, 2017 and January 2, 2018, respectively.

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

On January 29, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.435 per share, an increase of $0.02 or 4.8%, to be paid to holders of the Company’s common stock. This dividend is to be paid on April 16, 2018 to shareholders of record on April 2, 2018.

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

During 2017, there were no shares repurchased under the Program.

During 2016, the Company repurchased 304,915 shares (2015 – 1,210,932) at an average price of $32.21 (2015 – $41.40) for a total cost of $10 million (2015 – $50 million).

Since the inception of the Program, the Company repurchased 24,853,827 shares at an average price of $39.33 for a total cost of $977 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue 20 million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2017 or December 31, 2016.

COMMON STOCK

The Company is authorized to issue two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2017 and December 31, 2016, were as follows:

	December 31,		December 31,
	2017		2016
	Number		Number
Common stock	of shares	$	of shares	$
Balance at beginning of year	62,588,837	1	62,849,936	1
Shares issued
Treasury stock (1)	106,848	—	(261,099)	—
Balance at end of year	62,695,685	1	62,588,837	1

(1)

During 2017, the Company repurchased no shares through the Program (2016 – 304,915) and issued 106,848 shares (2016 – 43,816) out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities.

In 2017, the Company’s operating expenses for environmental matters amounted to $67 million (2016 – $65 million; 2015 – $70 million).

The Company made capital expenditures for environmental matters of $2 million in 2017 (2016 – $4 million; 2015 – $7 million).

In connection with alleged contamination of a site bordering Burrard Inlet in North Vancouver, on February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan International Ltd. and the Company, in order to define and implement an action plan to address soil, sediment and groundwater issues. Construction began in January 2017 and is expected to be completed in 2019. The Company previously recorded an environmental reserve to address its estimated exposure. The possible cost in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2017	2016
	$	$
Balance at beginning of year	50	52
Additions	4	2
Environmental spending	(12)	(5)
Effect of foreign currency exchange rate change	2	1
Balance at end of year (1)	44	50

(1)	At December 31, 2017, $13 million is shown in Trade and other payables (see Note 17) and $31 million is shown in Other liabilities and deferred credits (see Note 20).

At December 31, 2017, anticipated undiscounted payments in each of the next five years are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and asset retirement obligations	14	3	2	2	1	65	87

The U.S. Environmental Protection Agency (the “EPA”) and/or various state agencies have notified the Company that it may be a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under its Care and Control Program at its former wood preserving sites, and at a number of operating sites due to possible soil, sediment or groundwater contamination.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Climate change regulation

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments. The Company does not expect to be disproportionately affected by these measures compared with other pulp and paper producers located in these jurisdictions.

The United States EPA Clean Power Plan regulation is being litigated and has been stayed. The EPA is also proposing to repeal the Clean Power Plan in accordance with President Trump’s Executive Order issued on March 28, 2017, and the EPA has separately requested comment on whether to replace the Clean Power Plan with another rule consistent with the new Administration’s interpretation of the Clean Air Act. The EPA has filed a motion with the D.C. Circuit to hold the case in abeyance while it reconsiders the rule, which the D.C. Circuit granted in part to allow time for additional briefing on how and whether the litigation should proceed. Regardless of the outcome for the Clean Power Plan, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The Government of Canada is reviewing national policies to further reduce greenhouse gases (“GHG”) and has announced its intent to impose a cost on carbon emissions. The Company does not expect its facilities to be disproportionately affected by these measures compared with other pulp and paper producers in Canada.

The provinces of Quebec and Ontario have GHG cap-and-trade systems with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in these provinces.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2017, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2017, were as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	27	23	19	15	12	29	125
Other commercial commitments	68	14	2	1	—	1	86

Total operating lease expense amounted to $31 million in 2017 (2016 – $28 million; 2015 – $28 million).

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2017, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2017 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2017, one of Domtar’s Pulp and Paper segment customers located in the U.S. represented 12% or $83 million (2016 – 12% or $74 million) of the Company’s receivables.

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

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, bank indebtedness, revolving credit facility and securitization, term loan and long-term debt. The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby it agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. In December 2014, the Company entered into a $100 million notional 2.5 year fixed to floating interest rate swap. This swap was designated as a fair value hedge for a portion of its 10.75% Notes due June 2017. The changes in fair value of both the hedging and the hedged item were immediately recognized in interest expense. In August 2015, the Company terminated this swap simultaneously with the redemption of $215 million of its 10.75% Notes, with no significant impact on net earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 54 months.

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2017 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(1)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2018	12,695,000	$38	51%
2019	11,430,000	$34	45%
2020	8,880,000	$27	35%
2021	3,920,000	$12	16%
2022	2,070,000	$6	8%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of December 31, 2017. There were no amounts reflected in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2017 resulting from hedge ineffectiveness (2016 and 2015 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 18 months and to hedge a portion of forecasted sales by its U.S. subsidiaries in British pounds over the next 3 months. Derivatives are also currently used to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over the next 12 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of December 31, 2017 to hedge forecasted purchases and sales:

				Percentage of
			Notional	forecasted net
	Business	Year of	contractual	exposures under	Average	Average
Currency exposure hedged	Segment	maturity	value	contracts	Protection rate	Obligation rate
		2018
CDN/USD	Pulp and Paper		482 CDN	60%	1 USD = 1.2864	1 USD = 1.3395
USD/Euro	Personal Care		63 USD	89%	1 Euro = 1.1593	1 Euro = 1.1776
		2019
CDN/USD	Pulp and Paper		109 CDN	14%	1 USD = 1.2875	1 USD = 1.3451

The foreign exchange derivative contracts were fully effective as of December 31, 2017. There were no amounts reflected in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2017 resulting from hedge ineffectiveness (2016 and 2015 – nil).

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

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at December 31, 2017 and December 31, 2016, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2017	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:

Asset derivatives
Currency derivatives	16	—	16	—	(a)	Prepaid expenses
Natural gas swap contracts	—	—	—	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	21	—	21	—

Liabilities derivatives
Currency derivatives	5	—	5	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Currency derivatives	—	—	—	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	5	—	5	—	(a)	Other liabilities and deferred credits
Total Liabilities	12	—	12	—

Other Instruments:
Stock-based compensation - liability awards	6	6	—	—		Trade and other payables
Stock-based compensation - liability awards	20	20	—	—		Other liabilities and deferred credits
Long-term debt	1,216	—	1,216	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $6 million at December 31, 2017, of which a loss of $2 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $15 million at December 31, 2017, of which a gain of $11 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2017.

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,130 million and $1,281 million at December 31, 2017 and December 31, 2016, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates segment performance based on operating income. Transfer prices between segments are based on market prices. Certain Corporate general and administrative costs are allocated to the segments. Corporate costs that are not related to segment activities, as well as the mark-to-market impact on stock based compensation awards, are presented on the Corporate line. The Company does not allocate interest expense and income taxes to the segments. Segment assets are those directly used in segment operations.

The Company attributes sales to customers in different geographical areas on the basis of the location of the customer.

Long-lived assets consist of property, plant and equipment, intangible assets and goodwill used in the generation of sales in the different geographical areas.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
SEGMENT DATA	2017	2016	2015
	$	$	$
Sales
Pulp and Paper	4,216	4,239	4,458
Personal Care	1,005	917	869
Total for reportable segments	5,221	5,156	5,327
Intersegment sales	(64)	(58)	(63)
Consolidated sales (1)	5,157	5,098	5,264
Sales by product group
Communication papers	2,382	2,571	2,736
Specialty and packaging papers	651	680	718
Market pulp	1,119	930	941
Absorbent hygiene products	1,005	917	869
Consolidated sales (1)	5,157	5,098	5,264
Depreciation and amortization
Pulp and Paper	254	284	297
Personal Care	67	64	62
Total for reportable segments	321	348	359
Impairment of goodwill - Personal Care	578	—	—
Impairment of property, plant and equipment - Pulp and Paper	—	29	77
Consolidated depreciation and amortization and impairment of goodwill and property, plant and equipment	899	377	436
Operating income (loss)
Pulp and Paper	250	217	270
Personal Care	(527)	57	61
Corporate	(40)	(51)	(43)
Consolidated operating (loss) income	(317)	223	288
Interest expense, net	66	66	132
(Loss) earnings before income taxes	(383)	157	156
Income tax (benefit) expense	(125)	29	14
Net (loss) earnings	(258)	128	142

(1)	In 2017 and 2016, Staples, one of the Company’s largest customers in the Pulp and Paper segment, represented approximately 10% (2016 – 11%) of the total sales.

	December 31,	December 31,
	2017	2016
	$	$
Segment assets
Pulp and Paper	3,649	3,637
Personal Care	1,406	1,884
Total for reportable segments	5,055	5,521
Corporate	157	159
Consolidated assets	5,212	5,680

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	$	$	$
Additions to property, plant and equipment
Pulp and Paper	128	287	221
Personal Care	48	55	57
Total for reportable segments	176	342	278
Corporate	4	4	6
Consolidated additions to property, plant and equipment	180	346	284
Add: Change in payables on capital projects	2	1	5
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	182	347	289

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	$	$	$
Geographic information
Sales
United States	3,486	3,571	3,776
Canada	474	493	492
Europe	619	605	561
Asia	444	351	302
Other foreign countries	134	78	133
	5,157	5,098	5,264

	December 31,	December 31,
	2017	2016
	$	$
Long-lived assets
United States	2,136	2,589
Canada	677	642
Europe	585	752
	3,398	3,983

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2017 and 2016 and the Statements of Earnings (Loss) and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2017, 2016 and 2015 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

CONDENSED CONSOLIDATING STATEMENT OF LOSS	Year ended
AND COMPREHENSIVE INCOME (LOSS)	December 31, 2017
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,243	2,062	(1,148)	5,157
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,689	1,590	(1,148)	4,131
Depreciation and amortization	—	233	88	—	321
Selling, general and administrative	9	142	305	—	456
Impairment of goodwill	—	313	265	—	578
Closure and restructuring costs	—	2	—	—	2
Other operating loss (income), net	—	1	(15)	—	(14)
	9	4,380	2,233	(1,148)	5,474
Operating loss	(9)	(137)	(171)	—	(317)
Interest expense (income), net	63	86	(83)	—	66
Loss before income taxes	(72)	(223)	(88)	—	(383)
Income tax expense (benefit)	9	(179)	45	—	(125)
Share in earnings of equity accounted investees	(177)	(133)	—	310	—
Net loss	(258)	(177)	(133)	310	(258)
Other comprehensive income	163	175	170	(345)	163
Comprehensive (loss) income	(95)	(2)	37	(35)	(95)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2017
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	3	14	122	—	139
Receivables	—	402	302	—	704
Inventories	—	522	235	—	757
Prepaid expenses	5	22	6	—	33
Income and other taxes receivable	7	1	16	—	24
Intercompany accounts	380	314	45	(739)	—
Total current assets	395	1,275	726	(739)	1,657
Property, plant and equipment, net	—	1,870	895	—	2,765
Intangible assets, net	—	268	365	—	633
Investments in affiliates	3,892	2,609	—	(6,501)	—
Intercompany long-term advances	6	81	1,513	(1,600)	—
Other assets	22	24	129	(18)	157
Total assets	4,315	6,127	3,628	(8,858)	5,212

Liabilities and shareholders' equity
Current liabilities
Trade and other payables	55	424	237	—	716
Intercompany accounts	244	63	432	(739)	—
Income and other taxes payable	1	14	9	—	24
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	300	501	679	(739)	741
Long-term debt	792	300	37	—	1,129
Intercompany long-term loans	674	925	1	(1,600)	—
Deferred income taxes and other	—	356	153	(18)	491
Other liabilities and deferred credits	66	153	149	—	368
Shareholders' equity	2,483	3,892	2,609	(6,501)	2,483
Total liabilities and shareholders' equity	4,315	6,127	3,628	(8,858)	5,212

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2017
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net loss	(258)	(177)	(133)	310	(258)
Changes in operating and intercompany assets and liabilities and non-cash items, included in net loss	287	259	471	(310)	707
Cash flows from operating activities	29	82	338	—	449
Investing activities
Additions to property, plant and equipment	—	(99)	(83)	—	(182)
Proceeds from disposals of property, plant and equipment	—	—	19	—	19
Acquisition of business, net of cash acquired	—	—	(8)	—	(8)
Cash flows used for investing activities	—	(99)	(72)	—	(171)
Financing activities
Dividend payments	(104)	—	—	—	(104)
Net change in bank indebtedness	—	(12)	—	—	(12)
Change in revolving credit facility	(50)	—	—	—	(50)
Proceeds from receivables securitization facilities	—	—	45	—	45
Repayments of receivables securitization facilities	—	—	(90)	—	(90)
Repayments of long-term debt	(63)	—	(1)	—	(64)
Increase in long-term advances to related parties	—	—	(202)	202	—
Decrease in long-term advances to related parties	173	29	—	(202)	—
Other	1	—	—	—	1
Cash flows (used for) provided from financing activities	(43)	17	(248)	—	(274)
Net (decrease) increase in cash and cash equivalents	(14)	—	18	—	4
Impact of foreign exchange on cash	—	—	10	—	10
Cash and cash equivalents at beginning of year	17	14	94	—	125
Cash and cash equivalents at end of year	3	14	122	—	139

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF	Year ended
CASH FLOWS	December 31, 2015
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	142	226	112	(338)	142
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	134	(250)	89	338	311
Cash flows provided from (used for) operating activities	276	(24)	201	—	453
Investing activities
Additions to property, plant and equipment	—	(210)	(79)	—	(289)
Proceeds from disposals of property, plant and equipment	1	7	28	—	36
Other	—	—	9	—	9
Cash flows provided from (used for) investing activities	1	(203)	(42)	—	(244)
Financing activities
Dividend payments	(100)	—	—	—	(100)
Stock repurchase	(50)	—	—	—	(50)
Net change in bank indebtedness	—	(11)	—	—	(11)
Change of revolving credit facility	50	—	—	—	50
Issuance of long-term debt	—	300	—	—	300
Repayments of long-term debt	(436)	(2)	(1)	—	(439)
Increase in long-term advances to related parties	—	(75)	(152)	227	—
Decrease in long-term advances to related parties	227	—	—	(227)	—
Other	2	(1)	—	—	1
Cash flows (used for) provided from financing activities	(307)	211	(153)	—	(249)
Net (decrease) increase in cash and cash equivalents	(30)	(16)	6	—	(40)
Impact of foreign exchange on cash	—	—	(8)	—	(8)
Cash and cash equivalents at beginning of year	79	18	77	—	174
Cash and cash equivalents at end of year	49	2	75	—	126

Domtar Corporation

Interim Financial Results (Unaudited)

(in millions of dollars, unless otherwise noted)

2017	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter		Year
Sales	$1,304	$1,224	$1,292		$1,337		$5,157
Operating income (loss)	42	64	89	(a)	(512)	(b)	(317)
Earnings (loss) before income taxes	25	47	73		(528)		(383)
Net earnings (loss)	20	38	70		(386)	(g)	(258)
Basic net earnings (loss) per common share	0.32	0.61	1.12		(6.16)		(4.11)
Diluted net earnings (loss) per common share	0.32	0.61	1.11		(6.16)		(4.11)

2016	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,287		$1,267		$1,270		$1,274		$5,098
Operating income	18	(c)	39	(d)	92	(e)	74	(f)	223
Earnings before income taxes	1		24		75		57		157
Net earnings	4		18		59		47		128
Basic net earnings per common share	0.06		0.29		0.94		0.75		2.04
Diluted net earnings per common share	0.06		0.29		0.94		0.75		2.04

(a)	The operating income for the third Quarter of 2017 included the partial reversal of contingent consideration provision of $2 million related to our Corporate segment.

The Company also recorded a gain on disposal of property, plant and equipment of $4 million related to our Pulp and Paper segment.

(b)

The operating loss for the fourth Quarter of 2017 included a goodwill impairment charge of $578 million and closure and restructuring costs of $2 million, both associated with our Personal Care segment.

The Company also recorded a gain on disposal of property, plant and equipment of $9 million related to our Corporate segment.

(c)	The operating income for the first Quarter of 2016 included closure and restructuring costs of $2 million related to our Pulp and Paper segment.

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

(e)	The operating income for the third Quarter of 2016 included closure and restructuring costs of $5 million related to our Pulp and Paper segment.

The Company also incurred $5 million of closure and restructuring costs and an additional $5 million of accelerated depreciation at its Ashdown, Arkansas mill, as part of the conversion to the fluff pulp line.

(f)	The operating income for the fourth Quarter of 2016 included closure and restructuring costs of $1 million related to our Personal Care segment and $(2) million related to our Pulp and Paper segment.
(g)

The net loss for the fourth Quarter of 2017 included a net tax benefit of $140 million related to the U.S. Tax Reform, which is composed of a benefit of $186 million for the remeasurement of deferred tax assets and liabilities and a charge of $46 million for the repatriation tax.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2017, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2017, our disclosure controls and procedures were effective.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as at December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8, Financial Statements and Supplementary Data.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2017.

ITEM 9B.  OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed on or about March 31, 2018, is incorporated herein by reference.

Information regarding our executive officers is presented in Item 1, Business, under the caption “Our Executive Officers”.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed on or about March 31, 2018, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed on or about March 31, 2018, is incorporated herein by reference.

The following table sets forth the number of shares of our stock reserved for issuance under our equity compensation plans as of December 31, 2017:

Number of securities remaining
	Number of securities to				available for future issuance under
	be issued upon exercise				equity compensation
	of outstanding options,		Weighted average exercise price of outstanding		plans (excluding securities reflected
Plan Category	warrants and rights (#)		options, warrants and rights ($)		in column (a) (#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,670,374	(1)	$44.46	(2)	1,541,838	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,670,374		$44.46		1,541,838

(1)

Represents the total number of shares associated with options, restricted stock units ("RSUs"), performance share units ("PSUs"), deferred share units ("DSUs") and dividends equivalent units ("DEUs") outstanding as of December 31, 2017 that may or will be settled in equity. This number assumes that PSUs will vest at the “maximum” performance level, and that any performance requirements applicable to options will be satisfied.

(2)	Represents the weighted average exercise price of options disclosed in column (a).
(3)	Represents the number of shares remaining available for issuance in settlement of future awards under the Omnibus Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation – Board Independence and Other Determinations” in our Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements – See Item 8, Financial Statements and Supplementary Data.

2. Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted as the information required is either included elsewhere in the consolidated financial statements in Item 8, Financial Statements and Supplementary Data – or is not applicable.

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	08/08/2008

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	06/08/2009

3.3	Amended and Restated By-Laws	8-K	3.1	02/24/2016

4.1	Form of Indenture between Domtar Corp. and the Bank of New York, as trustee, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 to be issued as part of a debt exchange	S-4	4.1	10/16/2007

4.2	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors as parties thereto, relating to the guarantee by the new subsidiary guarantors of the obligations under the Indenture	8-K	4.1	02/21/2008

4.3	Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Attends Healthcare Products Inc., and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Attends Healthcare Products Inc. of the obligations under the Indenture	10-Q	4.1	11/04/2011

4.4	Supplemental Indenture, dated as of March 16, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, providing for Domtar Corporation’s 4.40% Notes due 2022	8-K	4.1	03/16/2012

4.5	Supplemental Indenture, dated May 21, 2012, among Domtar Corporation, EAM Corporation, and The Bank of New York Mellon, as trustee, relating to EAM Corporation’s guarantee of the obligations under the Indenture	S-3	4.8	08/20/2012

4.6	Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042	8-K	4.1	08/23/2012

4.7	Supplemental Indenture, dated as of July 31, 2013, among Domtar Corporation, Associated Hygienic Products LLC, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Associated Hygienic Products LLC of the obligations under the Indenture	S-3ASR	4.10	10/01/2013

4.8	Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044	8-K	4.1	11/26/2013

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

4.9	Supplemental Indenture, dated as of January 23, 2017, among Home Delivery Incontinent Supplies Co, Domtar Corporation and The Bank of New York Mellon, as trustee, relating to Home Delivery Incontinent Supplies Co’s guarantee of the obligations under the Indenture	10-Q	4.1	05/05/2017
10.1*	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007)	10-K	10.29	02/27/2009

10.2*	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.)	10-K	10.30	02/27/2009

10.3*	Director Deferred Stock Unit Agreement	8-K	10.1	05/24/2007

10.4*	Non-Qualified Stock Option Agreement

10.5*	Restricted Stock Unit Agreement

10.6*	Performance Share Unit Agreement

10.7*	Severance Program for Management Committee Members	10-K	10.7	02/24/2017

10.8*	Amended and Restated DB SERP for Management Committee Members of Domtar	10-Q	10.1	08/04/2017

10.9*	Amended and Restated DC SERP for Designated Executives of Domtar	10-Q	10.2	08/04/2017

10.10*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation	10-K	10.50	02/27/2009

10.11	Stock Purchase Agreement by and among Attends Healthcare Holdings, LLC, Attends Healthcare, Inc. and Domtar Corporation dated as of August 12, 2011	10-Q	2.1	11/04/2011

10.12	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan	DEF 14A	Annex B	03/31/2017

10.13	Domtar Corporation Annual Incentive Plan for members of the Management Committee	DEF 14A	Annex A	03/31/2017

10.14*	Employment agreement of Mr. Michael Fagan	10-K	10.48	02/28/2013

10.15*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Inc.	10-Q	10.3	08/04/2017

10.16*	Amended and Restated Employment Agreement of Mr. John D. Williams	10-Q	10.1	08/02/2013

10.17*	Amended and Restated DC SERP for Designated Executives of Domtar Personal Care	10-Q	10.4	08/04/2017

10.18*	Employment agreement of Mr. Michael D. Garcia	10-Q	10.1	08/01/2014

10.19	Term Loan Credit Agreement, dated as of July 20, 2015, among Domtar Paper Company, LLC, Domtar Corporation, the lenders from time to time parties to this agreement, and Cobank, ACB, as Administrative Agent	10-Q	10.1	08/06/2015

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.20	Second Amended and Restated Credit Agreement dated as of August 18, 2016, among the Company, Domtar Inc, Domtar Pulp and Paper General Partnership, Laboratorios Indas, S.A.U., and Attends Healthcare AB, Bank of Montreal, Goldman Sachs Bank USA, Royal Bank of Canada and Wells Fargo Bank, N.A., as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JP Morgan Chase Bank, N.A., as administrative agent.	10-Q	10.1	11/03/2016

12.1	Computation of Ratio of Earnings to Fixed Charges

21	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

*	Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at	Charged to	(Deductions) from / Additions to	Balance at end
	beginnings of year	income	reserve	of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
2017	7	1	(1)	7
2016	6	—	1	7
2015	6	5	(5)	6

	Balance at	Charged to	Deductions from	Balance at end
	beginnings of year	income	reserve	of year
	$	$	$	$
Valuation Allowance on Deferred Tax Assets
2017	22	3	—	25
2016	23	(1)	—	22
2015	25	(1)	(1)	23

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on February 23, 2018

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

Signature	Title	Date

/s/ John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2018
John D. Williams

/s/ Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2018
Daniel Buron

/s/Giannella Alvarez	Director	February 23, 2018
Giannella Alvarez

/s/ Robert E. Apple	Director	February 23, 2018
Robert E. Apple

/s/ David J. Illingworth	Director	February 23, 2018
David J. Illingworth

/s/ Brian M. Levitt	Director	February 23, 2018
Brian M. Levitt

/s/ David G. Maffucci	Director	February 23, 2018
David G. Maffucci

/s/ Pamela B. Strobel	Director	February 23, 2018
Pamela B. Strobel

/s/ Denis Turcotte	Director	February 23, 2018
Denis Turcotte

/s/ Mary A. Winston	Director	February 23, 2018
Mary A. Winston