Form 10-Q
period 2018-03-31
Domtar CORP
filed 2018-05-09
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

At April 30, 2018, 62,831,161 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2018

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017
	(Unaudited)
	$	$
Sales	1,345	1,302
Operating expenses
Cost of sales, excluding depreciation and amortization	1,084	1,079
Depreciation and amortization	79	80
Selling, general and administrative	110	106
Other operating income, net (NOTE 6)	(5)	(1)
	1,268	1,264
Operating income	77	38
Interest expense, net	16	17
Non-service components of net periodic benefit cost (NOTE 5)	(4)	(4)
Earnings before income taxes	65	25
Income tax expense (NOTE 7)	11	5
Net earnings	54	20
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.86	0.32
Diluted	0.86	0.32
Weighted average number of common shares outstanding (millions)
Basic	62.7	62.6
Diluted	62.9	62.8
Cash dividends per common share	0.44	0.42

Net earnings	54	20
Other comprehensive (loss) income (NOTE 10):
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $3 (2017 – nil)	(9)	—
Less: Reclassification adjustment for gains included in net earnings, net of tax of $1 (2017 – $2)	(2)	(3)
Foreign currency translation adjustments	(11)	15
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) (2017 – $(1))	2	2
Other comprehensive (loss) income	(20)	14
Comprehensive income	34	34

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2018	2017
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	152	139
Receivables, less allowances of $6 and $7	704	704
Inventories (NOTE 8)	766	757
Prepaid expenses	27	33
Income and other taxes receivable	16	24
Total current assets	1,665	1,657
Property, plant and equipment, net	2,694	2,765
Intangible assets, net (NOTE 9)	637	633
Other assets	155	157
Total assets	5,151	5,212
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	682	716
Income and other taxes payable	30	24
Long-term debt due within one year	1	1
Total current liabilities	713	741
Long-term debt	1,103	1,129
Deferred income taxes and other	486	491
Other liabilities and deferred credits	356	368
Commitments and contingencies (NOTE 12)
Shareholders' equity (NOTE 11)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,169,943 and 2,305,419 shares	—	—
Additional paid-in capital	1,972	1,969
Retained earnings	876	849
Accumulated other comprehensive loss	(356)	(336)
Total shareholders' equity	2,493	2,483
Total liabilities and shareholders' equity	5,151	5,212

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2017	62.7	1	1,969	849	(336)	2,483
Stock-based compensation, net of tax	0.1	—	3	—	—	3
Net earnings	—	—	—	54	—	54
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $3	—	—	—	—	(9)	(9)
Less: Reclassification adjustments for gains included in net earnings, net of tax of $1	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	(11)	(11)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	2	2
Cash dividends declared	—	—	—	(27)	—	(27)
Balance at March 31, 2018	62.8	1	1,972	876	(356)	2,493

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2018	March 31, 2017
	(Unaudited)
	$	$
Operating activities
Net earnings	54	20
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	79	80
Deferred income taxes and tax uncertainties	(3)	(4)
Net gains on disposals of property, plant and equipment	(1)	—
Stock-based compensation expense	3	1
Other	(1)	—
Changes in assets and liabilities
Receivables	(2)	(47)
Inventories	(13)	39
Prepaid expenses	(2)	1
Trade and other payables	(37)	(19)
Income and other taxes	16	21
Other assets and other liabilities	(3)	(1)
Cash flows from operating activities	90	91
Investing activities
Additions to property, plant and equipment	(25)	(34)
Proceeds from disposals of property, plant and equipment	1	—
Other	(4)	—
Cash flows used for investing activities	(28)	(34)
Financing activities
Dividend payments	(26)	(26)
Net change in bank indebtedness	—	(11)
Change in revolving credit facility	—	(20)
Repayments of receivables securitization facility	(25)	(15)
Cash flows used for financing activities	(51)	(72)
Net increase (decrease) in cash and cash equivalents	11	(15)
Impact of foreign exchange on cash	2	1
Cash and cash equivalents at beginning of period	139	125
Cash and cash equivalents at end of period	152	111
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	19	19
Income taxes	4	(8)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission. The December 31, 2017 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On January 1, 2018, upon the adoption of ASU 2014-09, as issued by FASB, “Revenue from Contracts with Customers”, the Company’s accounting policy related to revenue recognition is as follows:

REVENUE RECOGNITION

The Company’s revenue is generated from the sale of finished goods to customers. Revenue is recognized at a single point in time when the performance obligation is satisfied which occurs when the control over the goods is transferred to customers. For shipping and handling activities performed after customers obtain control of the goods, the Company elected to account for these activities as fulfillment activities rather than assessing such activities as separate performance obligations. Accordingly, the sale of goods to customers represents a single performance obligation to which the entire transaction price is allocated.

The point in time when the control of goods is transferred to customers is largely dependent on delivery terms. Revenue is recorded at the time of shipment for delivery terms designated free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for goods transferred to customers. Revenue is recognized net of variable consideration in the form of rebates, discounts and other commercial incentives extended to customers. Variable consideration is recognized using the most likely amounts which are based on an analysis of historical experience and current period expectations. The Company includes estimated amounts of variable consideration in revenue to the extent that it is probable that there will not be a significant reversal of recognized revenue when the uncertainty related to that variable consideration is resolved.

For all the Company’s contracts, customer payments are made in less than one year. Accordingly, the Company does not adjust the amount of revenue recognized for the effects of a significant financing component.

Byproduct related revenues, such as sales of excess power, waste paper and other wood related byproducts are recorded as a reduction of manufacturing costs as they are incidental to the main revenue-generating activities of the Company.

Sales taxes, and other similar taxes, collected from customers are excluded from revenue.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

REVENUE FROM CONTRACTS WITH CUSTOMERS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The core principal of this guidance is that an entity should recognize revenue, to depict the transfer of promised goods or services to customers, in an amount that reflects the consideration for which the entity is entitled to, in exchange for those goods and services. This new guidance supersedes the revenue recognition requirements found in topic 605.

On January 1, 2018, the Company adopted the standard using the full retrospective method which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, 2017. The previously reported amounts for Sales and Selling, General and Administrative expenses were decreased by $2 million in relation to the reclassification of certain payments made to customers classified as a reduction of Sales under the new standard. These reclassifications are exclusively contained within the Company’s Consolidated Statement of Earnings and Comprehensive Income and do not have a cumulative effect on retained earnings or other components of equity or net assets in the Company’s Consolidated Balance Sheet as of January 1, 2017.

No practical expedients were used in the transition to the new standard as they were not applicable.

RETIREMENT BENEFITS

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires an entity to present the service cost component of the net periodic benefit cost with other employee compensation costs in operating income. Only the service cost components will be eligible for capitalization in assets. The other components of the net periodic benefit cost (i.e. interest expense, expected return on plan assets, amortization of actuarial gains or losses and amortization of prior year service costs) will be presented outside of any subtotal of operating income.

On January 1, 2018, the Company adopted the guidance of this accounting standard update which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, 2017. The previously reported amount of Cost of sales was increased by $4 million, with a corresponding impact in Non-service components of net periodic benefit cost. The Company utilized a practical expedient included in the accounting standard update which allowed the Company to use amounts previously disclosed in its pension plans and other post-retirement benefits plans note for the prior periods as the estimation basis for applying the required retrospective presentation requirements. In addition, these required retrospective reclassifications resulted in adjustments to the previously reported Operating income within the Company’s reportable operating segment disclosures for the three months ended March 31, 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

	Three months ended March 31, 2017

	As Reported	Impact of ASU 2014-09	Impact of ASU 2017-07	As Adjusted
	(Unaudited)
	$	$	$	$
Sales	1,304	(2)	—	1,302
Operating expenses
Cost of sales, excluding depreciation and amortization	1,075	—	4	1,079
Depreciation and amortization	80	—	—	80
Selling, general and administrative	108	(2)	—	106
Other operating income, net	(1)	—	—	(1)
	1,262	(2)	4	1,264
Operating income (loss)	42	—	(4)	38
Interest expense, net	17	—	—	17
Non-service components of net periodic benefit cost	—	—	(4)	(4)
Earnings before income taxes	25	—	—	25
Income tax expense	5	—	—	5
Net earnings	20	—	—	20

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

The Company adopted the new guidance on January 1, 2018 with no impact on the consolidated financial statements.

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

The Company adopted the new guidance on January 1, 2018 with no impact on the consolidated financial statements.

CLASSIFICATION OF CASH FLOWS

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows,” which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.

The Company adopted the new guidance on January 1, 2018 with no impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The Company early adopted the new guidance on January 1, 2018 with no impact on the consolidated financial statements.

FUTURE ACCOUNTING CHANGES

LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize a right-of-use asset and a lease liability for all of their leases with a lease term greater than 12 months while continuing to recognize expenses in the Consolidated Statement of Earnings and Comprehensive Income in a manner similar to current accounting standards. The accounting for lessors remains largely unchanged from existing guidance. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases.

As a lessee, Domtar’s various leases under existing guidance are classified as operating leases that are not recorded on the balance sheet but are recorded in the statement of earnings as expense is incurred. Upon adoption of the new guidance, lease expense will generally be recognized on a straight-line basis over the lease term and the Company will be required to record substantially all leases on the Consolidated Balance Sheets as a right-of-use asset and a lease liability.

The Company is currently in the process of evaluating its existing lease portfolio. While the precise amount of the right-of-use asset and lease liability will not be known until closer to the adoption date, management estimates the amount to be less than 5% of both total assets and total liabilities. This estimate is based on the Company’s Consolidated Balance Sheet and lease portfolio, both as of March 31, 2018. The adoption of the guidance will likely have an insignificant impact on the Company’s Consolidated Statements of Earnings and Comprehensive Income.

The Company will adopt this ASU on January 1, 2019. The FASB has recently proposed guidance that would allow adoption of the standard as of the effective date without restating prior periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2018, one of Domtar’s Pulp and Paper segment customers located in the U.S. represented 13% or $95 million (December 31, 2017 – 12% or $83 million) of the Company’s receivables.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2018 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2018 (1)	8,955,000	$27	51%
2019	11,430,000	$34	45%
2020	8,880,000	$27	35%
2021	3,920,000	$12	16%
2022	2,070,000	$6	8%

(1)	Represents the remaining nine months of 2018
(2)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of March 31, 2018. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2018 resulting from hedge ineffectiveness (three months ended March 31, 2017 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 24 months and to hedge a portion of forecasted sales by its U.S. subsidiaries in British pounds over the next 3 months. Derivatives are also currently used to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over the next 11 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of March 31, 2018 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate
		2018 (1)
CAD/USD	Pulp and Paper		395 CAD	62%	1 USD = 1.2799	1 USD = 1.3267
USD/Euro	Personal Care		47 USD	84%	1 Euro = 1.1680	1 Euro = 1.1931
		2019
CAD/USD	Pulp and Paper		325 CAD	38%	1 USD = 1.2733	1 USD = 1.3032
USD/Euro	Personal Care		9 USD	12%	1 Euro = 1.2233	1 Euro = 1.2959
		2020
CAD/USD	Pulp and Paper		66 CAD	8%	1 USD = 1.2773	1 USD = 1.2773

(1)	Represents the remaining nine months of 2018

The foreign exchange derivative contracts were fully effective as of March 31, 2018. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2018 resulting from hedge ineffectiveness (three months ended March 31, 2017 – nil).

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

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at March 31, 2018 and December 31, 2017, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	7	—	7	—	(a)	Prepaid expenses
Natural gas swap contracts	—	—	—	—	(a)	Prepaid expenses
Currency derivatives	2	—	2	—	(a)	Other assets
Natural gas swap contracts	—	—	—	—	(a)	Other assets
Total Assets	9	—	9	—

Liabilities derivatives
Currency derivatives	8	—	8	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	5	—	5	—	(a)	Other liabilities and deferred credits
Total Liabilities	15	—	15	—

Other Instruments:
Stock-based compensation - liability awards	5	5	—	—		Trade and other payables
Stock-based compensation - liability awards	14	14	—	—		Other liabilities and deferred credits
Long-term debt	1,165	—	1,165	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $6 million at March 31, 2018, of which a loss of $1 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2018.

The net cumulative gain or loss recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is nil at March 31, 2018. A loss of $1 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2018.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2017	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	16	—	16	—	(a)	Prepaid expenses
Natural gas swap contracts	—	—	—	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	21	—	21	—

Liabilities derivatives
Currency derivatives	5	—	5	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Currency derivatives	—	—	—	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	5	—	5	—	(a)	Other liabilities and deferred credits
Total Liabilities	12	—	12	—

Other Instruments:
Stock-based compensation - liability awards	6	6	—	—		Trade and other payables
Stock-based compensation - liability awards	20	20	—	—		Other liabilities and deferred credits
Long-term debt	1,216	—	1,216	—	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
-

For currency derivatives: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,104 million and $1,130 million at March 31, 2018 and December 31, 2017, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended
	March 31,	March 31,
	2018	2017
Net earnings	$54	$20
Weighted average number of common shares outstanding (millions)	62.7	62.6
Effect of dilutive securities (millions)	0.2	0.2
Weighted average number of diluted common shares outstanding (millions)	62.9	62.8

Basic net earnings per common share (in dollars)	$0.86	$0.32
Diluted net earnings per common share (in dollars)	$0.86	$0.32

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended
	March 31,	March 31,
	2018	2017
Options	230,601	419,161

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2018, the pension expense was $13 million (2017 – $12 million).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2018
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	8	—
Interest expense	14	—
Expected return on plan assets	(21)	—
Amortization of net actuarial loss	2	—
Amortization of prior year service costs	1	—
Net periodic benefit cost	4	—

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2017
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	8	—
Interest expense	12	1
Expected return on plan assets	(20)	—
Amortization of net actuarial loss	2	—
Amortization of prior year service costs	1	—
Net periodic benefit cost	3	1

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than the service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statements of Earnings and Comprehensive Income.

For the three months ended March 31, 2018, the Company contributed $3 million (2017 – $3 million) to the pension plans and $1 million (2017 – $1 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING INCOME, NET

Other operating income, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating income, net includes the following:

	For the three months ended
	March 31,	March 31,
	2018	2017
	$	$
Gain on sale of property, plant and equipment	(1)	—
Bad debt expense	1	—
Foreign exchange (gain) loss	(3)	1
Other	(2)	(2)
Other operating income, net	(5)	(1)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the first quarter of 2018, the Company’s income tax expense was $11 million, consisting of $14 million of current income tax expense and a deferred income tax benefit of $3 million. This compares to an income tax expense of $5 million in the first quarter of 2017, consisting of $9 million of current income tax expense and a deferred income tax benefit of $4 million. The Company made tax payments, net of tax refunds, of $4 million during the first quarter of 2018. The effective tax rate was 17% compared with an effective tax rate of 20% in the first quarter of 2017. The effective tax rate for the first quarter of 2018 was favorably impacted by the income tax effects of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”) as well as by the recognition of $1 million of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction. The effective tax rate for the first quarter of 2017 was also favorably impacted by the recognition of $1 million of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction and a U.S. state tax audit finalization.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. SAB 118 provides guidance which allows companies to use a measurement period, similar to that used in business combinations, to account for the impacts of the U.S. Tax Reform. The U.S. Tax Reform provides for a mandatory one-time deemed repatriation tax on the Company’s undistributed foreign earnings and profits. The Company recorded a provisional repatriation tax amount of $46 million in its consolidated financial statements as of December 31, 2017. The Company continues to analyze various factors, including the impact of foreign tax credits available to offset the tax, and to gather additional information and monitor for further interpretive guidance in order to finalize its calculations and complete its accounting for the repatriation tax liability.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2018	2017
	$	$
Work in process and finished goods	397	399
Raw materials	143	135
Operating and maintenance supplies	226	223
	766	757

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		March 31, 2018			December 31, 2017
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	397	(85)	312	392	(79)	313
Technology	7 – 20	8	(4)	4	8	(4)	4
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	28	(11)	17	29	(11)	18
		437	(102)	335	433	(96)	337
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		250	—	250	245	—	245
License rights		6	—	6	6	—	6
Catalog rights		42	—	42	41	—	41
Total		739	(102)	637	729	(96)	633

Amortization expense related to intangible assets for the three months ended March 31, 2018 was $5 million (2017 – $5 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2018	2019	2020	2021	2022
	$	$	$	$	$
Amortization expense related to intangible assets	22 (1)	22	21	21	21

(1)	Represents twelve months of amortization

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the three months ended March 31, 2018 and the year ended December 31, 2017:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2016	11	(221)	(11)	(278)	(499)
Natural gas swap contracts	(5)	N/A	N/A	N/A	(5)
Currency options	11	N/A	N/A	N/A	11
Net (gain) loss	N/A	(6)	17	N/A	11
Foreign currency items	N/A	N/A	N/A	146	146
Other comprehensive income (loss) before reclassifications	6	(6)	17	146	163
Amounts reclassified from Accumulated other comprehensive loss	(9)	9	—	—	—
Net current period other comprehensive (loss) income	(3)	3	17	146	163
Balance at December 31, 2017	8	(218)	6	(132)	(336)
Currency options	(6)	N/A	N/A	N/A	(6)
Foreign exchange forward contracts	(3)	N/A	N/A	N/A	(3)
Foreign currency items	N/A	N/A	N/A	(11)	(11)
Other comprehensive loss before reclassifications	(9)	—	—	(11)	(20)
Amounts reclassified from Accumulated other comprehensive loss	(2)	2	—	—	—
Net current period other comprehensive (loss) income	(11)	2	—	(11)	(20)
Balance at March 31, 2018	(3)	(216)	6	(143)	(356)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the three months ended
	March 31, 2018	March 31, 2017
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts	(1)	(1)	(2)
Currency options and forwards	(2)	(4)	(2)
Total before tax	(3)	(5)
Tax benefit	1	2
Net of tax	(2)	(3)

Amortization of defined benefit pension items
Amortization of net actuarial loss	2	2	(3)
Amortization of prior year service cost	1	1	(3)
Total before tax	3	3
Tax expense	(1)	(1)
Net of tax	2	2

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income.
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

SHAREHOLDERS’ EQUITY

On January 29, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.435 per share, an increase of $0.02 or 4.8%, to be paid to holders of the Company’s common stock. Total dividends of approximately $27 million were paid on April 16, 2018 to shareholders of record on April 2, 2018.

On May 8, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.435 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on July 16, 2018, to shareholders of record on July 3, 2018.

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

During the first quarter of 2018 and 2017, there were no shares repurchased under the Program.

Since the inception of the Program, the Company has repurchased 24,853,827 shares at an average price of $39.33 for a total cost of $977 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

The Company is subject to environmental laws and regulations enacted by federal, provincial, state and local authorities. The Company may also incur substantial costs in relation to enforcement actions (including orders requiring corrective measures, installation of pollution control equipment or other remedial actions) as a result of violations of, or liabilities under, environmental laws and regulations applicable to its past and present properties. The Company’s ongoing efforts to identify potential environmental concerns that may be associated with such properties may result in additional environmental costs and liabilities which cannot be reasonably estimated at this time.

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31, 2018
$
Balance at beginning of year	44
Environmental spending	(3)
Effect of foreign currency exchange rate change	(1)
Balance at end of period	40

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

The EPA Clean Power Plan regulation is being litigated and has been stayed. The EPA has proposed to repeal the Clean Power Plan in accordance with President Trump’s Executive Order issued on March 28, 2017. Separately, the EPA has also requested comment on whether to replace the Clean Power Plan with another rule consistent with the new Administration’s interpretation of the Clean Air Act. The EPA has filed a motion with the D.C. Circuit to hold the case in abeyance while it reconsiders the rule, which the D.C. Circuit granted. Regardless of the outcome for the Clean Power Plan, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The Government of Canada is reviewing national policies to further reduce greenhouse gases (“GHG”) and has announced its intent to impose a cost on carbon emissions. The Company does not expect its facilities to be disproportionately affected by these measures compared with other pulp and paper producers in Canada.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2018, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2018, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2018 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SEGMENT DISCLOSURES

The Company’s two reportable segments described below also represent its two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
	March 31,	March 31,
SEGMENT DATA	2018	2017
	$	$
Sales by segment (1)
Pulp and Paper	1,100	1,073
Personal Care	262	247
Total for reportable segments	1,362	1,320
Intersegment sales	(17)	(18)
Consolidated sales	1,345	1,302

Sales by product group
Communication papers	631	623
Specialty and packaging papers	174	163
Market pulp	278	269
Absorbent hygiene products	262	247
Consolidated sales	1,345	1,302

Depreciation and amortization
Pulp and Paper	61	64
Personal Care	18	16
Consolidated depreciation and amortization	79	80

Operating income (loss)(2)
Pulp and Paper	76	30
Personal Care	8	16
Corporate	(7)	(8)
Consolidated operating income	77	38
Interest expense, net	16	17
Non-service components of net periodic benefit cost	(4)	(4)
Earnings before income taxes	65	25
Income tax expense	11	5
Net earnings	54	20

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SEGMENT DISCLOSURES (CONTINUED)

(1)

As a result of adopting ASU 2014-09 “Revenue from Contracts with Customers,” the Company has revised its 2017 segment disclosures to conform to the new guideline. (Previously reported numbers for Sales were as follows: $1,073 million for Pulp and Paper, $249 million for Personal Care, and $(18) million for Intersegment sales.)

(2)

As a result of adopting ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” the Company has revised its 2017 segment disclosures to conform to the new guideline. (Previously reported numbers for Operating income (loss) were as follows: $34 million for Pulp and Paper, $16 million for Personal Care, and $(8) million for Corporate.)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar’s significant 100% owned domestic subsidiaries, including Domtar Paper Company, LLC, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Domtar A.W. LLC, Attends Healthcare Products Inc., EAM Corporation, Associated Hygienic Products LLC and Home Delivery Incontinent Supplies Co., (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt will not be guaranteed by certain of Domtar’s foreign and non-significant domestic subsidiaries, all 100% owned, (collectively the “Non-Guarantor Subsidiaries”). The subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2018 and December 31, 2017, the Statements of Earnings and Comprehensive Income and Cash Flows for the three months ended March 31, 2018 and 2017 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	March 31, 2018
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,083	548	(286)	1,345
Operating expenses
Cost of sales, excluding depreciation and amortization	—	943	427	(286)	1,084
Depreciation and amortization	—	56	23	—	79
Selling, general and administrative	4	45	61	—	110
Other operating income, net	—	(2)	(3)	—	(5)
	4	1,042	508	(286)	1,268
Operating (loss) income	(4)	41	40	—	77
Interest expense (income), net	16	22	(22)	—	16
Non-service components of net periodic benefit cost	—	1	(5)	—	(4)
(Loss) earnings before income taxes	(20)	18	67	—	65
Income tax (benefit) expense	(4)	4	11	—	11
Share in earnings of equity accounted investees	70	56	—	(126)	—
Net earnings	54	70	56	(126)	54
Other comprehensive loss	(20)	(18)	(10)	28	(20)
Comprehensive income	34	52	46	(98)	34

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2017
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,086	514	(298)	1,302
Operating expenses
Cost of sales, excluding depreciation and amortization	—	970	407	(298)	1,079
Depreciation and amortization	—	59	21	—	80
Selling, general and administrative	2	33	71	—	106
Other operating (income) loss, net	—	(2)	1	—	(1)
	2	1,060	500	(298)	1,264
Operating (loss) income	(2)	26	14	—	38
Interest expense (income), net	17	20	(20)	—	17
Non-service components of net periodic benefit cost	—	—	(4)	—	(4)
(Loss) earnings before income taxes	(19)	6	38	—	25
Income tax (benefit) expense	(4)	2	7	—	5
Share in earnings of equity accounted investees	35	31	—	(66)	—
Net earnings	20	35	31	(66)	20
Other comprehensive income	14	18	16	(34)	14
Comprehensive income	34	53	47	(100)	34

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	March 31, 2018
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	2	15	135	—	152
Receivables	—	428	276	—	704
Inventories	—	514	252	—	766
Prepaid expenses	3	18	6	—	27
Income and other taxes receivable	11	2	11	(8)	16
Intercompany accounts	372	345	55	(772)	—
Total current assets	388	1,322	735	(780)	1,665
Property, plant and equipment, net	—	1,829	865	—	2,694
Intangible assets, net	—	264	373	—	637
Investments in affiliates	3,945	2,656	—	(6,601)	—
Intercompany long-term advances	6	81	1,537	(1,624)	—
Other assets	22	18	133	(18)	155
Total assets	4,361	6,170	3,643	(9,023)	5,151
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	51	396	235	—	682
Intercompany accounts	274	74	424	(772)	—
Income and other taxes payable	2	22	14	(8)	30
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	327	492	674	(780)	713
Long-term debt	792	299	12	—	1,103
Intercompany long-term loans	689	934	1	(1,624)	—
Deferred income taxes and other	—	347	157	(18)	486
Other liabilities and deferred credits	60	153	143	—	356
Shareholders' equity	2,493	3,945	2,656	(6,601)	2,493
Total liabilities and shareholders' equity	4,361	6,170	3,643	(9,023)	5,151

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2017
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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	54	70	56	(126)	54
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(36)	(66)	12	126	36
Cash flows from operating activities	18	4	68	—	90
Investing activities
Additions to property, plant and equipment	—	(13)	(12)	—	(25)
Proceeds from disposals of property, plant and equipment	—	—	1	—	1
Other	—	—	(4)	—	(4)
Cash flows used for investing activities	—	(13)	(15)	—	(28)
Financing activities
Dividend payments	(26)	—	—	—	(26)
Repayments of receivables securitization facility	—	—	(25)	—	(25)
Increase in long-term advances to related parties	—	—	(17)	17	—
Decrease in long-term advances to related parties	7	10	—	(17)	—
Cash flows (used for) provided from financing activities	(19)	10	(42)	—	(51)
Net (decrease) increase in cash and cash equivalents	(1)	1	11	—	11
Impact of foreign exchange on cash	—	—	2	—	2
Cash and cash equivalents at beginning of period	3	14	122	—	139
Cash and cash equivalents at end of period	2	15	135	—	152

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on three month periods ended March 31, 2018 and 2017. The three months periods are also referred to as the first quarter of 2018 and 2017. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month period ended March 31, 2018
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

On January 1, 2018, we adopted the new accounting standard on revenue from contracts with customers using the full retrospective method, which resulted in a reclassification to the Company’s Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, 2017. The previously reported amounts for Sales and Selling, general and administrative expenses were decreased by $2 million as a result of the reclassification of certain payments made to customers classified as a reduction of Sales under the new standard. These reclassifications are exclusively contained within the Company’s Consolidated Statement of Earnings and Comprehensive Income and do not have a cumulative effect on retained earnings or other components of equity or net assets in the Company’s Consolidated Balance Sheet as of January 1, 2017.

On January 1, 2018, we adopted the new accounting guidance on improving the presentation of net periodic pension cost and net periodic postretirement benefit costs, which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive Income for the three months ended March 31, 2017. The previously reported amount of Cost of sales was increased by $4 million, with a corresponding impact in Non-service components of net periodic benefit cost. We utilized a practical expedient included in the accounting standard update which allowed us to use amounts previously disclosed in our pension and other postretirement benefits plans note for the prior periods as the estimation basis for applying the required retrospective presentation requirements. In addition, these required retrospective reclassifications resulted in adjustments to the previously reported Operating income within the Company’s reportable operating segment disclosures for the three months ended March 31, 2017.

For more details, refer to Note 2 “Recent Accounting Pronouncements” of the financial statements in this Form 10-Q.

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2018

•	Operating income and net earnings increased by 103% and 170%, respectively, from the first quarter of 2017
•

Sales increased by 3% from the first quarter of 2017. Our manufactured paper volumes were up while our pulp volumes were down, when compared to the first quarter of 2017. Net average selling prices for pulp and paper were up from the first quarter of 2017

•	We paid $26 million in dividends

	Three months ended
			Variance
FINANCIAL HIGHLIGHTS	March 31, 2018	March 31, 2017	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,345	$1,302	$43	3%
Operating income	77	38	39	103%
Net earnings	54	20	34	170%
Net earnings per common share (in dollars)[1]:
Basic	$0.86	$0.32	$0.54	169%
Diluted	$0.86	$0.32	$0.54	169%

			At March 31, 2018	At December 31, 2017
Total assets			$5,151	$5,212
Total long-term debt, including current portion			$1,104	$1,130

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

For the remainder of the year, our paper shipments should benefit from the announced industry capacity closures, and we expect to benefit from recently announced pulp and paper price increases. The second quarter will be affected by seasonally higher maintenance activity in our Pulp and Paper business as we move into the annual shutdowns at some of our major facilities. Personal Care is expected to be negatively impacted by higher raw material costs and an unfavorable tender balance.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our first quarter of 2018 and 2017 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

As a result of adopting the new accounting standard “Revenue from Contracts with Customers,” we have revised our 2017 segment disclosures to conform to the new guideline. (Previously reported numbers for Sales were as follows: $1,073 million for Pulp and Paper, $249 million for Personal Care, and $(18) million for Intersegment sales.)

As a result of adopting the new accounting guideline “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” we have revised our 2017 segment disclosures to conform to the new guideline. (Previously reported numbers for Operating income (loss) were as follows: $34 million for Pulp and Paper, $16 million for Personal Care, and $(8) million for Corporate.)

ANALYSIS OF NET SALES
By Business Segment	Three months ended
			Variance
	March 31, 2018	March 31, 2017	$	%
Pulp and Paper	$1,100	$1,073	27	3%
Personal Care	262	247	15	6%
Total for reportable segments	1,362	1,320	42	3%
Intersegment sales	(17)	(18)	1
Consolidated	1,345	1,302	43	3%

Shipments
Paper - manufactured (in thousands of ST)	769	745	24	3%
Communication Papers	640	622	18	3%
Specialty and Packaging	129	123	6	5%
Paper - sourced from third parties (in thousands of ST)	28	29	(1)	-3%
Paper - total (in thousands of ST)	797	774	23	3%
Pulp (in thousands of ADMT)	374	453	(79)	-17%

ANALYSIS OF CHANGES IN SALES
	First quarter of 2018 versus First quarter of 2017
	% Change in Net Sales due to
	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	6%	-3%	-%	3%
Personal Care	-1%	1%	6%	6%
Consolidated sales	4%	-2%	1%	3%

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended
By Business Segment			Variance
	March 31, 2018	March 31, 2017	$	%
Operating income (loss)
Pulp and Paper	76	30	46	153%
Personal Care	8	16	(8)	-50%
Corporate	(7)	(8)	1	13%
Consolidated operating income	77	38	39	103%

First quarter of 2018 versus First quarter of 2017

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	3	58	(24)	9	(9)	4	—	5	46
Personal Care	2	(2)	(6)	(3)	3	(2)	—	—	(8)
Corporate	—	—	—	1	1	—	—	(1)	1
Consolidated operating income (loss)	5	56	(30)	7	(5)	2	—	4	39

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)	Depreciation charges were lower by $2 million in the first quarter of 2018, excluding foreign currency impact.
(d)	There were no restructuring charges in the first quarter of 2018 as well as the first quarter of 2017.

(e)

First quarter of 2018 operating expenses/income includes:	First quarter of 2017 operating expenses/income includes:
- Gain on sale of property, plant and equipment ($1 million) - Foreign currency gain on working capital items ($3 million) - Bad debt expense ($1 million) - Other income ($2 million)	- Foreign currency loss on working capital items ($1 million) - Other income ($2 million)

Commentary – First quarter of 2018 compared to First quarter of 2017

Interest Expense, net

We incurred $16 million of net interest expense in the first quarter of 2018 compared to net interest expense of $17 million in the first quarter of 2017. The net interest expense was impacted by the repayment at maturity in June 2017, of the 10.75% Notes.

Income Taxes

In the first quarter of 2018, our income tax expense was $11 million, consisting of $14 million of current income tax expense and a deferred income tax benefit of $3 million. This compares to an income tax expense of $5 million in the first quarter of 2017, consisting of a $9 million current income tax expense and a deferred income tax benefit of $4 million. We made income tax payments, net of refunds, of $4 million during the first quarter of 2018.  The effective tax rate was 17% compared with an effective tax rate of 20% in the first quarter of 2017. The effective tax rate for the first quarter of 2018 was favorably impacted by the income tax effects of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”) as well as by the recognition of $1 million of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction. The effective tax rate for the first quarter of 2017 was also favorably impacted by the recognition of $1 million of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction and a U.S. state tax audit finalization.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. The U.S. Tax Reform provides for a mandatory one-time deemed repatriation tax on our undistributed foreign earnings and profits. We recorded a provisional repatriation tax amount of $46 million in our consolidated financial statements as of December 31, 2017. We continue to analyze various factors, including the impact of foreign tax credits available to offset the tax, and to gather additional information and monitor for further interpretive guidance in order to finalize our calculations and complete our accounting for the repatriation tax liability.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment increased by $27 million, or 3% when compared to sales in the first quarter of 2017. This increase in sales is mostly due to an increase in net average selling prices for pulp and paper as well as an increase in our paper sales volumes. This increase was partially offset by a decrease in our pulp sales volumes in part due to weather related issues in the first quarter of 2018.

Operating income in our Pulp and Paper segment amounted to $76 million in the first quarter of 2018, an increase of $46 million, when compared to operating income of $30 million in the first quarter of 2017. Our results were positively impacted by:

•	Higher average selling prices for pulp and paper ($58 million)
•

Lower operating expenses ($9 million) mostly related to lower maintenance costs due to the timing of major maintenance as well as higher productivity when compared to the first quarter of 2017, significantly offset by higher freight charges as a result of a shortage of truck capacity in North America

•	Lower depreciation charges ($4 million) due to certain assets being fully depreciated
•	Higher volume and mix ($3 million) mostly related to higher volume of paper partially offset by lower volume of pulp
•	Higher other income ($5 million)

These increases were partially offset by:

•	Higher input costs ($24 million) mostly related to higher costs of fiber, chemicals and energy, in part due to severe weather conditions
•	Negative impact of a stronger Canadian dollar on our Canadian dollar denominated expenses, net of our hedging program ($9 million)

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

For the remainder of the year, our paper shipments should benefit from the announced industry capacity closures, and we expect to benefit from recently announced pulp and paper price increases. The second quarter will be affected by seasonally higher maintenance activity in our Pulp and Paper business as we move into the annual shutdowns at some of our major facilities.

Personal Care Segment

Sales in our Personal Care segment increased by $15 million, or 6% when compared to sales in the first quarter of 2017. This increase was driven by favorable foreign exchange, mostly due to the fluctuation between the U.S dollar and the Euro, as well as higher volume partially offset by unfavorable mix. This increase was partially offset by lower selling prices.

Operating income decreased by $8 million or 50% in the first quarter of 2018 compared to the first quarter of 2017. Our results were negatively impacted by:

•	Higher input costs ($6 million) in part due to unfavorable nonwoven prices
•	Higher operating expenses ($3 million) mostly due to higher SG&A and freight costs
•	Unfavorable average net selling prices ($2 million)
•	Higher depreciation charges ($2 million)

These decreases were partially offset by:

•	Favorable foreign exchange mostly between the U.S. Dollar and Euro, net of our hedging program ($3 million)

•	Higher sales volume partially offset by unfavorable mix ($2 million)

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

For the remainder of the year, we expect to be negatively impacted by higher raw material costs and an unfavorable tender balance.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2018, stock-based compensation expense recognized in our results of operations was $1 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $3 million. This compares to a stock-based compensation expense of $2 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $3 million in the first quarter of 2017. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $700 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $99 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

A portion of our cash is held outside the U.S. by foreign subsidiaries. The earnings of the foreign subsidiaries reflect full provision for local income taxes. The U.S. Tax Reform includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries for which we recorded a provisional repatriation tax amount of $46 million in the fourth quarter of 2017, which we elected to pay over 8 years. We continue to assess the impact of the U.S. Tax Reform with respect to our current strategy of reinvesting profits of foreign subsidiaries back into those foreign operations. We have not completed our analysis of the impact of the U.S. Tax Reform and how changes will impact operational decisions around the utilization of cash residing in the foreign subsidiaries and there have been no material changes to our estimated amounts.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials, including fiber and energy and other expenses such as income tax and property taxes.

Cash flows from operating activities totaled $90 million in the first quarter of 2018, a $1 million decrease compared to cash flows from operating activities of $91 million in the first quarter of 2017. This decrease in cash flows from operating activities is primarily due to an increase in working capital requirements in the first quarter of 2018 when compared to the first quarter of 2017 offset by an increase in profitability. We made income tax payments, net of refunds, of $4 million during the first quarter of 2018 compared to income tax refunds, net of payments, of $8 million in the first quarter of 2017.

Investing Activities

Cash flows used for investing activities in the first quarter of 2018 amounted to $28 million, a $6 million decrease compared to cash flows used for investing activities of $34 million in the first quarter of 2017.

The use of cash in the first quarter of 2018 was attributable to additions to property, plant and equipment of $25 million and additions to a joint venture investment of $4 million, partially offset by proceeds of disposals of property, plant and equipment of $1 million.

The use of cash in the first quarter of 2017 was attributable to additions to property, plant and equipment of $34 million.

Our capital expenditures for 2018 are expected to be between $200 million and $220 million.

Financing Activities

Cash flows used for financing activities totaled $51 million in the first quarter of 2018 compared to cash flows used for financing activities of $72 million in the first quarter of 2017.

The use of cash in the first quarter of 2018 was primarily the result of dividend payments ($26 million) and net repayments of borrowings under our credit facilities (revolver and receivables securitization) ($25 million).

The use of cash in the first quarter of 2017 was primarily the result of dividend payments ($26 million) and the net repayments of borrowings under our credit facilities (revolver and receivables securitization) ($35 million) and a decrease in our bank indebtedness ($11 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $952 million as of March 31, 2018 compared to $991 million as of December 31, 2017.

Notes Maturity

Our 10.75% Notes, in aggregate principal amount of $63 million, matured on June 1, 2017.

Term Loan

In the third quarter of 2015, a wholly owned subsidiary of Domtar borrowed $300 million under an unsecured 10-year Term Loan Agreement that matures on July 20, 2025, with certain domestic banks. The Company and certain significant domestic subsidiaries of the Company unconditionally guarantee the borrowing under the Term Loan Agreement.

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. At March 31, 2018, we were in compliance with these financial covenants.

Revolving Credit Facility

In August 2016, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with certain domestic and foreign banks, increasing the amount available from $600 million to $700 million, and extended the Credit Agreement’s maturity date from October 3, 2019 to August 18, 2021. The amendment also allows certain foreign subsidiaries to be borrowers under the facility. The maturity date of the facility may be extended by one year and the lender commitments may be increased by up to $400 million, subject to lender approval and customary requirements.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At March 31, 2018, we were in compliance with these financial covenants, and had no borrowings (March 31, 2017 – $30 million). At March 31, 2018, we had no outstanding letters of credit (March 31, 2017 – nil), leaving $700 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At March 31, 2018, we had no borrowings under the receivables securitization facility and we had $51 million of letters of credit under the program (March 31, 2017 – $55 million and $48 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the 2016 Credit Agreement or our failure to repay or satisfy material obligations. At March 31, 2018, we had $99 million unused and available under the receivable securitization facility.

Common Stock

On January 29, 2018, our Board of Directors approved a quarterly dividend of $0.435 per share, an increase of $0.02 or 4.8%, to be paid to holders of our common stock. Total dividends of approximately $27 million were paid on April 16, 2018 to shareholders of record on April 2, 2018.

On May 8, 2018, our Board of Directors approved a quarterly dividend of $0.435 per share to be paid to holders of our common stock. This dividend is to be paid on July 16, 2018, to shareholders of record on July 3, 2018.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2018, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2018, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 “Recent Accounting Pronouncements,” of the financial statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, impairment and useful lives of long-lived assets, closure and restructuring costs, intangible assets impairment, pension and other post-retirement benefit plans, income taxes, business combinations and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others, should be reviewed as they are essential to understanding our results of operations, cash flows and financial position. Actual results could differ from those estimates.

For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

There has not been any material change to our policies since December 31, 2017 except for the adoption of ASU 2014-09, “Revenue from Contracts with Customers” on January 1, 2018. For more details, refer to Note 2 “Recent Accounting Pronouncements” of the financial statements in this Quarterly Report on Form 10-Q.

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
•

the effect of, or change in, forestry, land use, environmental and other governmental regulations (including tax positions and estimates of the impact of the U.S. Tax Reform on our future results), and accounting regulations;

•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any; and
•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There has not been any material change in our exposure to market risk since December 31, 2017. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 3 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2018, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12 “Commitments and Contingencies” of the financial statements in this Quarterly Report on Form 10-Q for the discussion regarding legal proceedings.

For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2017, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2018, we did not repurchase any shares under our stock repurchase program (the “Program”). We currently have $323 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

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

Date: May 9, 2018

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary