Form 10-Q
period 2018-06-30
Domtar CORP
filed 2018-08-08
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

At July 31, 2018, 62,894,571 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(Unaudited)
	$	$	$	$
Sales	1,353	1,221	2,698	2,523
Operating expenses
Cost of sales, excluding depreciation and amortization	1,096	971	2,180	2,050
Depreciation and amortization	79	79	158	159
Selling, general and administrative	118	107	228	213
Other operating (income) loss, net (NOTE 6)	(2)	2	(7)	1
	1,291	1,159	2,559	2,423
Operating income	62	62	139	100
Interest expense, net	16	17	32	34
Non-service components of net periodic benefit cost (NOTE 5)	(5)	(2)	(9)	(6)
Earnings before income taxes	51	47	116	72
Income tax expense (NOTE 7)	8	9	19	14
Net earnings	43	38	97	58
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.68	0.61	1.54	0.93
Diluted	0.68	0.61	1.54	0.93
Weighted average number of common shares outstanding (millions)
Basic	62.9	62.6	62.8	62.6
Diluted	63.2	62.7	63.1	62.7
Cash dividends per common share	0.44	0.42	0.85	0.83

Net earnings	43	38	97	58
Other comprehensive (loss) income (NOTE 10):
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $2 and $5, respectively (2017 – $(2) and $(2), respectively)	(7)	2	(16)	2
Less: Reclassification adjustment for gains included in net earnings, net of tax of nil and $1, respectively (2017 – nil and $2, respectively)	—	(1)	(2)	(4)
Foreign currency translation adjustments	(50)	67	(61)	82
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) and $(2), respectively (2017 – $(1) and $(2), respectively)	2	3	4	5
Other comprehensive (loss) income	(55)	71	(75)	85
Comprehensive (loss) income	(12)	109	22	143

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	264	139
Receivables, less allowances of $6 and $7	667	704
Inventories (NOTE 8)	756	757
Prepaid expenses	35	33
Income and other taxes receivable	21	24
Total current assets	1,743	1,657
Property, plant and equipment, net	2,629	2,765
Intangible assets, net (NOTE 9)	614	633
Other assets	159	157
Total assets	5,145	5,212
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	1	—
Trade and other payables	722	716
Income and other taxes payable	29	24
Long-term debt due within one year	1	1
Total current liabilities	753	741
Long-term debt	1,103	1,129
Deferred income taxes and other	475	491
Other liabilities and deferred credits	356	368
Commitments and contingencies (NOTE 12)
Shareholders' equity (NOTE 11)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,106,533 and 2,305,419 shares	—	—
Additional paid-in capital	1,977	1,969
Retained earnings	891	849
Accumulated other comprehensive loss	(411)	(336)
Total shareholders' equity	2,458	2,483
Total liabilities and shareholders' equity	5,145	5,212

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2017	62.7	1	1,969	849	(336)	2,483
Stock-based compensation, net of tax	0.2	—	8	—	—	8
Net earnings	—	—	—	97	—	97
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $5	—	—	—	—	(16)	(16)
Less: Reclassification adjustments for gains included in net earnings, net of tax of $1	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	(61)	(61)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	4	4
Cash dividends declared	—	—	—	(55)	—	(55)
Balance at June 30, 2018	62.9	1	1,977	891	(411)	2,458

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2018	June 30, 2017
	(Unaudited)
	$	$
Operating activities
Net earnings	97	58
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	158	159
Deferred income taxes and tax uncertainties	(5)	(12)
Net gains on disposals of property, plant and equipment	(4)	—
Stock-based compensation expense	5	3
Other	(1)	—
Changes in assets and liabilities
Receivables	27	11
Inventories	(10)	10
Prepaid expenses	(11)	(4)
Trade and other payables	1	(35)
Income and other taxes	9	21
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(1)	—
Other assets and other liabilities	2	1
Cash flows from operating activities	267	212
Investing activities
Additions to property, plant and equipment	(62)	(71)
Proceeds from disposals of property, plant and equipment	4	—
Other	(6)	—
Cash flows used for investing activities	(64)	(71)
Financing activities
Dividend payments	(53)	(52)
Net change in bank indebtedness	—	(12)
Change in revolving credit facility	—	(30)
Proceeds from receivables securitization facility	—	25
Repayments of receivables securitization facility	(25)	(15)
Repayments of long-term debt	—	(63)
Other	2	(1)
Cash flows used for financing activities	(76)	(148)
Net increase (decrease) in cash and cash equivalents	127	(7)
Impact of foreign exchange on cash	(2)	6
Cash and cash equivalents at beginning of period	139	125
Cash and cash equivalents at end of period	264	124
Supplemental cash flow information
Net cash payments for:
Interest	28	31
Income taxes	25	15

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Since January 1, 2018, upon the adoption of ASU 2014-09, as issued by FASB, “Revenue from Contracts with Customers”, the Company’s accounting policy related to revenue recognition is as follows:

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

JUNE 30, 2018

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

On January 1, 2018, the Company adopted the standard using the full retrospective method which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive (Loss) Income for the three and six months ended June 30, 2017. The previously reported amounts for Sales and Selling, general and administrative expenses were decreased by $3 million and $5 million, respectively, in relation to the reclassification of certain payments made to customers classified as a reduction of Sales under the new standard. These reclassifications are exclusively contained within the Company’s Consolidated Statement of Earnings and Comprehensive (Loss) Income and do not have a cumulative effect on retained earnings or other components of equity or net assets in the Company’s Consolidated Balance Sheet as of January 1, 2017.

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

On January 1, 2018, the Company adopted the guidance of this accounting standard update which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive (Loss) Income for the three and six months ended June 30, 2017. The previously reported amounts of Cost of sales were increased by $3 million and $7 million, respectively, Selling, general and administrative expenses were decreased by $1 million and $1 million, respectively, both with a corresponding impact in Non-service components of net periodic benefit cost. The Company utilized a practical expedient included in the accounting standard update which allowed the Company to use amounts previously disclosed in its pension plans and other post-retirement benefits plans note for the prior periods as the estimation basis for applying the required retrospective presentation requirements. In addition, these required retrospective reclassifications resulted in adjustments to the previously reported Operating income within the Company’s reportable operating segment disclosures for the three and six months ended June 30, 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

	Three months ended June 30, 2017

	As Reported	Impact of ASU 2014-09	Impact of ASU 2017-07	As Adjusted
	(Unaudited)
	$	$	$	$
Sales	1,224	(3)	—	1,221
Operating expenses
Cost of sales, excluding depreciation and amortization	968	—	3	971
Depreciation and amortization	79	—	—	79
Selling, general and administrative	111	(3)	(1)	107
Other operating loss, net	2	—	—	2
	1,160	(3)	2	1,159
Operating income (loss)	64	—	(2)	62
Interest expense, net	17	—	—	17
Non-service components of net periodic benefit cost	—	—	(2)	(2)
Earnings before income taxes	47	—	—	47
Income tax expense	9	—	—	9
Net earnings	38	—	—	38

	Six months ended June 30, 2017

	As Reported	Impact of ASU 2014-09	Impact of ASU 2017-07	As Adjusted
	(Unaudited)
	$	$	$	$
Sales	2,528	(5)	—	2,523
Operating expenses
Cost of sales, excluding depreciation and amortization	2,043	—	7	2,050
Depreciation and amortization	159	—	—	159
Selling, general and administrative	219	(5)	(1)	213
Other operating loss, net	1	—	—	1
	2,422	(5)	6	2,423
Operating income (loss)	106	—	(6)	100
Interest expense, net	34	—	—	34
Non-service components of net periodic benefit cost	—	—	(6)	(6)
Earnings before income taxes	72	—	—	72
Income tax expense	14	—	—	14
Net earnings	58	—	—	58

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FUTURE ACCOUNTING CHANGES

LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize a right-of-use asset and a lease liability for all of their leases with a lease term greater than 12 months while continuing to recognize expenses in the Consolidated Statement of Earnings and Comprehensive (Loss) Income in a manner similar to current accounting standards. The accounting for lessors remains largely unchanged from existing guidance. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases.

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

The Company is currently in the process of evaluating its existing lease portfolio. While the precise amount of the right-of-use asset and lease liability will not be known until closer to the adoption date, management estimates the amount to be less than 5% of both total assets and total liabilities. This estimate is based on the Company’s Consolidated Balance Sheet and lease portfolio, both as of June 30, 2018. The adoption of the guidance will likely have an insignificant impact on the Company’s Consolidated Statements of Earnings and Comprehensive (Loss) Income.

The Company will adopt the new lease guidance on January 1, 2019 and, if required, recognize a cumulative-effect adjustment to the retained earnings as of that date.  Upon adoption, the Company will continue to report comparative periods presented in the financial statements under current GAAP (ASC 840, Leases) and provide the required disclosures under ASC 840 for all periods presented under ASC 840.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2018, two of Domtar’s Pulp and Paper segment customers located in the U.S. represented 11% or $74 million, and 11% or $71 million, respectively, (December 31, 2017– one Pulp and Paper segment customer located in the U.S. represented 12% or $83 million) of the Company’s receivables.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2018 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2018 (1)	6,025,000	$18	50%
2019	11,430,000	$34	45%
2020	8,880,000	$27	35%
2021	3,920,000	$12	16%
2022	2,070,000	$6	8%

(1)	Represents the remaining six months of 2018
(2)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of June 30, 2018. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three and six months ended June 30, 2018 resulting from hedge ineffectiveness (three and six months ended June 30, 2017 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 24 months. Derivatives are also currently used to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over the next 8 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of June 30, 2018 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate
		2018 (1)
CAD/USD	Pulp and Paper		300 CAD	71%	1 USD = 1.2763	1 USD = 1.3165
USD/Euro	Personal Care		31 USD	71%	1 Euro = 1.1830	1 Euro = 1.2138
		2019
CAD/USD	Pulp and Paper		425 CAD	50%	1 USD = 1.2757	1 USD = 1.3067
USD/Euro	Personal Care		9 USD	10%	1 Euro = 1.2233	1 Euro = 1.2959
		2020
CAD/USD	Pulp and Paper		143 CAD	17%	1 USD = 1.2794	1 USD = 1.2794

(1)Represents the remaining six months of 2018

The foreign exchange derivative contracts were fully effective as of June 30, 2018. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive (Loss) Income for the three and six months ended June 30, 2018 resulting from hedge ineffectiveness (three and six months ended June 30, 2017 – nil).

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

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at June 30, 2018 and December 31, 2017, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	4	—	4	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Total Assets	5	—	5	—

Liabilities derivatives
Currency derivatives	9	—	9	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Natural gas swap contracts	6	—	6	—	(a)	Other liabilities and deferred credits
Total Liabilities	16	—	16	—

Other Instruments:
Stock-based compensation - liability awards	7	7	—	—		Trade and other payables
Stock-based compensation - liability awards	17	17	—	—		Other liabilities and deferred credits
Long-term debt	1,141	—	1,141	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $6 million at June 30, 2018, which will be recognized in Cost of sales upon maturity of the derivatives, at the then prevailing values, which may be different from those at June 30, 2018.

The net cumulative loss recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $5 million at June 30, 2018, of which a loss of $5 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2018.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,104 million and $1,130 million at June 30, 2018 and December 31, 2017, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net earnings	$43	$38	$97	$58
Weighted average number of common shares outstanding (millions)	62.9	62.6	62.8	62.6
Effect of dilutive securities (millions)	0.3	0.1	0.3	0.1
Weighted average number of diluted common shares outstanding (millions)	63.2	62.7	63.1	62.7

Basic net earnings per common share (in dollars)	$0.68	$0.61	$1.54	$0.93
Diluted net earnings per common share (in dollars)	$0.68	$0.61	$1.54	$0.93

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Options	230,601	517,246	230,601	419,161

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2018, the pension expense was $9 million and $22 million, respectively (2017 – $9 million and $21 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2018		June 30, 2018
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	1	17	1
Interest expense	13	1	27	1
Expected return on plan assets	(22)	—	(43)	—
Amortization of net actuarial loss	2	—	4	—
Amortization of prior year service costs	2	(1)	3	(1)
Net periodic benefit cost	4	1	8	1

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2017		June 30, 2017
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	1	15	1
Interest expense	13	1	25	2
Expected return on plan assets	(20)	—	(40)	—
Amortization of net actuarial loss	2	—	4	—
Amortization of prior year service costs	2	—	3	—
Net periodic benefit cost	4	2	7	3

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings and Comprehensive (Loss) Income.

For the three and six months ended June 30, 2018, the Company contributed $4 million and $7 million, respectively (2017 – $3 million and $6 million, respectively) to the pension plans and $1 million and $2 million, respectively (2017 – $1 million and $2 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating (income) loss, net includes the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	$	$	$	$
Gain on sale of property, plant and equipment	(3)	—	(4)	—
Bad debt expense	—	1	1	1
Environmental provision	—	2	—	2
Foreign exchange (gain) loss	—	—	(3)	1
Other	1	(1)	(1)	(3)
Other operating (income) loss, net	(2)	2	(7)	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the second quarter of 2018, the Company’s income tax expense was $8 million, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $2 million. This compares to an income tax expense of $9 million in the second quarter of 2017, consisting of a current income tax expense of $17 million and a deferred income tax benefit of $8 million. The Company made income tax payments, net of refunds, of $21 million during the second quarter of 2018. The effective tax rate was 16% compared with an effective tax rate of 19% in the second quarter of 2017. The effective tax rate for the second quarter of 2018 was favorably impacted by the income tax effects of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”) as well as by enacted law changes in Sweden and several U.S. states. The effective tax rate for the second quarter of 2017 was favorably impacted by enacted law changes in several U.S. states and by the recognition of additional tax credits associated with the filing of certain 2016 tax returns.

For the first half of 2018, the Company’s income tax expense amounted to $19 million, consisting of a current income tax expense of $24 million and a deferred income tax benefit of $5 million. This compares to an income tax expense of $14 million in the first half of 2017, consisting of a current income tax expense of $26 million and a deferred income tax benefit of $12 million. The Company made income tax payments, net of refunds, of $25 million during the first half of 2018. The effective tax rate was 16% compared to an effective tax rate of 19% in the first half of 2017. The effective tax rate for the first half of 2018 was favorably impacted by the income tax effects of the U.S. Tax Reform, by the recognition of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction as well as by enacted law changes in Sweden and several U.S. states. The effective tax rate for the first half of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction and also a U.S. state tax audit finalization, enacted law changes in several U.S. states, and the recognition of additional tax credits associated with the filing of certain 2016 income tax returns.

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

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2018	2017
	$	$
Work in process and finished goods	388	399
Raw materials	140	135
Operating and maintenance supplies	228	223
	756	757

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		June 30, 2018			December 31, 2017
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	387	(87)	300	392	(79)	313
Technology	7 – 20	8	(4)	4	8	(4)	4
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	28	(11)	17	29	(11)	18
		427	(104)	323	433	(96)	337
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		241	—	241	245	—	245
License rights		6	—	6	6	—	6
Catalog rights		40	—	40	41	—	41
Total		718	(104)	614	729	(96)	633

Amortization expense related to intangible assets for the three and six months ended June 30, 2018 was $5 million and $10 million, respectively (2017 – $5 million and $10 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2018	2019	2020	2021	2022
	$	$	$	$	$
Amortization expense related to intangible assets	21 (1)	21	21	21	21

(1)	Represents twelve months of amortization

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the six months ended June 30, 2018 and the year ended December 31, 2017:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2016	11	(221)	(11)	(278)	(499)
Natural gas swap contracts	(5)	N/A	N/A	N/A	(5)
Currency options	11	N/A	N/A	N/A	11
Net (gain) loss	N/A	(6)	17	N/A	11
Foreign currency items	N/A	N/A	N/A	146	146
Other comprehensive income (loss) before reclassifications	6	(6)	17	146	163
Amounts reclassified from Accumulated other comprehensive loss	(9)	9	—	—	—
Net current period other comprehensive (loss) income	(3)	3	17	146	163
Balance at December 31, 2017	8	(218)	6	(132)	(336)
Natural gas swap contracts	(1)	N/A	N/A	N/A	(1)
Currency options	(8)	N/A	N/A	N/A	(8)
Foreign exchange forward contracts	(7)	N/A	N/A	N/A	(7)
Foreign currency items	N/A	N/A	N/A	(61)	(61)
Other comprehensive loss before reclassifications	(16)	—	—	(61)	(77)
Amounts reclassified from Accumulated other comprehensive loss	(2)	5	(1)	—	2
Net current period other comprehensive (loss) income	(18)	5	(1)	(61)	(75)
Balance at June 30, 2018	(10)	(213)	5	(193)	(411)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the three months ended
	June 30, 2018	June 30, 2017
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts	1	—	(2)
Currency options and forwards	(1)	(1)	(2)
Total before tax	—	(1)
Tax benefit	—	—
Net of tax	—	(1)

Amortization of defined benefit pension items
Amortization of net actuarial loss	2	2	(3)
Amortization of prior year service cost	2	2	(3)
Total before tax	4	4
Tax expense	(1)	(1)
Net of tax	3	3

Amortization of other post-retirement benefit items
Amortization of net actuarial loss	—	—	(3)
Amortization of prior year service cost	(1)	—	(3)
Total before tax	(1)	—
Tax benefit	—	—
Net of tax	(1)	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the six months ended
	June 30, 2018	June 30, 2017
	$	$
Net derivatives losses on cash flow hedge
Natural gas swap contracts	—	(1)	(2)
Currency options and forwards	(3)	(5)	(2)
Total before tax	(3)	(6)
Tax benefit	1	2
Net of tax	(2)	(4)

Amortization of defined benefit pension items
Amortization of net actuarial loss	4	4	(3)
Amortization of prior year service cost	3	3	(3)
Total before tax	7	7
Tax expense	(2)	(2)
Net of tax	5	5

Amortization of other post-retirement benefit items
Amortization of net actuarial loss	—	—	(3)
Amortization of prior year service cost	(1)	—	(3)
Total before tax	(1)	—
Tax benefit	—	—
Net of tax	(1)	—

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive (Loss) Income.
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

SHAREHOLDERS’ EQUITY

On January 29, 2018 and May 8, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.435 per share, respectively, to be paid to holders of the Company’s common stock. Dividends of $27 million and $28 million were paid on April 16, 2018 and July 16, 2018, respectively, to shareholders of record on April 2, 2018 and July 3, 2018, respectively.

On August 7, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.435 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on October 15, 2018, to shareholders of record on October 2, 2018.

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

During the first half of 2018 and 2017, there were no shares repurchased under the Program.

Since the inception of the Program, the Company has repurchased 24,853,827 shares at an average price of $39.33 for a total cost of $977 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

In connection with contamination of a site bordering Burrard Inlet in North Vancouver, on February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan International Ltd. and the Company, in order to define and implement an action plan to address soil, sediment and groundwater issues. Construction began in January 2017 and is expected to be completed in 2019. The Company previously recorded an environmental reserve to address its estimated exposure. The possible cost in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

June 30, 2018
$
Balance at beginning of year	44
Environmental spending	(7)
Reversal of provision	(1)
Effect of foreign currency exchange rate change	(1)
Balance at end of period	35

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

The EPA Clean Power Plan regulation is being litigated and has been stayed. The EPA has proposed to repeal the Clean Power Plan in accordance with President Trump’s Executive Order issued on March 28, 2017. The EPA will be proposing a replacement rule consistent with this Administration’s interpretation of the Clean Air Act. The EPA has filed a motion with the D.C. Circuit to hold the case in abeyance while it reconsiders the rule, which the D.C. Circuit granted. Regardless of the outcome for the Clean Power Plan, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The Government of Canada is reviewing national policies to further reduce greenhouse gases (“GHG”) and has announced its intent to impose a cost on carbon emissions. The Company does not expect its facilities to be disproportionately affected by these measures compared with other pulp and paper producers in Canada.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The province of Quebec and Ontario have GHG cap-and-trade systems with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect to be disproportionately affected by these activities compared to the other pulp and paper producers located in these provinces.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2018, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2018, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2018, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SEGMENT DISCLOSURES

The Company’s two reportable segments described below also represent its two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2018	2017	2018	2017
	$	$	$	$
Sales by segment (1)
Pulp and Paper	1,123	999	2,223	2,072
Personal Care	247	238	509	485
Total for reportable segments	1,370	1,237	2,732	2,557
Intersegment sales	(17)	(16)	(34)	(34)
Consolidated sales	1,353	1,221	2,698	2,523

Sales by product group
Communication papers	634	578	1,265	1,201
Specialty and packaging papers	181	156	355	319
Market pulp	291	249	569	518
Absorbent hygiene products	247	238	509	485
Consolidated sales	1,353	1,221	2,698	2,523

Depreciation and amortization
Pulp and Paper	61	63	122	127
Personal Care	18	16	36	32
Consolidated depreciation and amortization	79	79	158	159

Operating income (loss)(2)
Pulp and Paper	79	62	155	92
Personal Care	2	13	10	29
Corporate	(19)	(13)	(26)	(21)
Consolidated operating income	62	62	139	100
Interest expense, net	16	17	32	34
Non-service components of net periodic benefit cost	(5)	(2)	(9)	(6)
Earnings before income taxes	51	47	116	72
Income tax expense	8	9	19	14
Net earnings	43	38	97	58

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SEGMENT DISCLOSURES (CONTINUED)

(1)

As a result of adopting ASU 2014-09 “Revenue from Contracts with Customers,” the Company has revised its 2017 segment disclosures to conform to the new guideline. (Previously reported numbers for Sales for the three and six months ended June 30, 2017 were as follows: Pulp and Paper: $999 million and $2,072 million, respectively; Personal Care: $241 million and $490 million, respectively; Intersegment sales: $(16) million and $(34) million, respectively.)

(2)

As a result of adopting ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” the Company has revised its 2017 segment disclosures to conform to the new guideline. (Previously reported numbers for Operating income (loss) for the three and six months ended June 30, 2017 were as follows: Pulp and Paper: $65 million and $99 million, respectively; Personal Care: $13 million and $29 million, respectively; Corporate: $(14) million and $(22) million, respectively.)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2018 and December 31, 2017, the Statements of Earnings and Comprehensive (Loss) Income for the three and six months ended June 30, 2018 and 2017 and the Statements of Cash Flows for the six months ended June 30, 2018 and 2017 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	June 30, 2018
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE (LOSS) INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,089	564	(300)	1,353
Operating expenses
Cost of sales, excluding depreciation and amortization	—	943	453	(300)	1,096
Depreciation and amortization	—	55	24	—	79
Selling, general and administrative	3	23	92	—	118
Other operating loss (income), net	—	1	(3)	—	(2)
	3	1,022	566	(300)	1,291
Operating (loss) income	(3)	67	(2)	—	62
Interest expense (income), net	16	23	(23)	—	16
Non-service components of net periodic benefit cost	—	(1)	(4)	—	(5)
(Loss) earnings before income taxes	(19)	45	25	—	51
Income tax (benefit) expense	(4)	8	4	—	8
Share in earnings of equity accounted investees	58	21	—	(79)	—
Net earnings	43	58	21	(79)	43
Other comprehensive loss	(55)	(57)	(50)	107	(55)
Comprehensive (loss) income	(12)	1	(29)	28	(12)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2018
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,172	1,112	(586)	2,698
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,886	880	(586)	2,180
Depreciation and amortization	—	111	47	—	158
Selling, general and administrative	7	68	153	—	228
Other operating income, net	—	(1)	(6)	—	(7)
	7	2,064	1,074	(586)	2,559
Operating (loss) income	(7)	108	38	—	139
Interest expense (income), net	32	45	(45)	—	32
Non-service components of net periodic benefit cost	—	—	(9)	—	(9)
(Loss) earnings before income taxes	(39)	63	92	—	116
Income tax (benefit) expense	(8)	12	15	—	19
Share in earnings of equity accounted investees	128	77	—	(205)	—
Net earnings	97	128	77	(205)	97
Other comprehensive loss	(75)	(75)	(60)	135	(75)
Comprehensive income	22	53	17	(70)	22

	For the three months ended
	June 30, 2017
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,011	496	(286)	1,221
Operating expenses
Cost of sales, excluding depreciation and amortization	—	878	379	(286)	971
Depreciation and amortization	—	58	21	—	79
Selling, general and administrative	2	31	74	—	107
Other operating loss, net	—	—	2	—	2
	2	967	476	(286)	1,159
Operating (loss) income	(2)	44	20	—	62
Interest expense (income), net	16	22	(21)	—	17
Non-service components of net periodic benefit cost	—	—	(2)	—	(2)
(Loss) earnings before income taxes	(18)	22	43	—	47
Income tax (benefit) expense	(5)	3	11	—	9
Share in earnings of equity accounted investees	51	32	—	(83)	—
Net earnings	38	51	32	(83)	38
Other comprehensive income	71	76	69	(145)	71
Comprehensive income	109	127	101	(228)	109

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2017
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,097	1,010	(584)	2,523
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,848	786	(584)	2,050
Depreciation and amortization	—	117	42	—	159
Selling, general and administrative	4	64	145	—	213
Other operating (income) loss, net	—	(2)	3	—	1
	4	2,027	976	(584)	2,423
Operating (loss) income	(4)	70	34	—	100
Interest expense (income), net	33	42	(41)	—	34
Non-service components of net periodic benefit cost	—	—	(6)	—	(6)
(Loss) earnings before income taxes	(37)	28	81	—	72
Income tax (benefit) expense	(9)	5	18	—	14
Share in earnings of equity accounted investees	86	63	—	(149)	—
Net earnings	58	86	63	(149)	58
Other comprehensive income	85	94	85	(179)	85
Comprehensive income	143	180	148	(328)	143

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	June 30, 2018
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	141	35	88	—	264
Receivables	—	399	268	—	667
Inventories	—	521	235	—	756
Prepaid expenses	13	14	8	—	35
Income and other taxes receivable	31	2	15	(27)	21
Intercompany accounts	353	481	44	(878)	—
Total current assets	538	1,452	658	(905)	1,743
Property, plant and equipment, net	—	1,796	833	—	2,629
Intangible assets, net	—	262	352	—	614
Investments in affiliates	3,946	2,602	—	(6,548)	—
Intercompany long-term advances	6	81	1,604	(1,691)	—
Other assets	21	23	133	(18)	159
Total assets	4,511	6,216	3,580	(9,162)	5,145
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	1	—	—	1
Trade and other payables	55	418	249	—	722
Intercompany accounts	401	65	412	(878)	—
Income and other taxes payable	2	36	18	(27)	29
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	458	520	680	(905)	753
Long-term debt	793	299	11	—	1,103
Intercompany long-term loans	742	948	1	(1,691)	—
Deferred income taxes and other	—	344	149	(18)	475
Other liabilities and deferred credits	60	159	137	—	356
Shareholders' equity	2,458	3,946	2,602	(6,548)	2,458
Total liabilities and shareholders' equity	4,511	6,216	3,580	(9,162)	5,145

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

JUNE 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	97	128	77	(205)	97
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	34	(104)	35	205	170
Cash flows from operating activities	131	24	112	—	267
Investing activities
Additions to property, plant and equipment	—	(33)	(29)	—	(62)
Proceeds from disposals of property, plant and equipment	—	—	4	—	4
Other	—	(2)	(4)	—	(6)
Cash flows used for investing activities	—	(35)	(29)	—	(64)
Financing activities
Dividend payments	(53)	—	—	—	(53)
Repayments of receivables securitization facility	—	—	(25)	—	(25)
Increase in long-term advances to related parties	—	—	(90)	90	—
Decrease in long-term advances to related parties	58	32	—	(90)	—
Other	2	—	—	—	2
Cash flows provided from (used for) financing activities	7	32	(115)	—	(76)
Net increase (decrease) in cash and cash equivalents	138	21	(32)	—	127
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of period	3	14	122	—	139
Cash and cash equivalents at end of period	141	35	88	—	264

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on three and six months ended June 30, 2018 and 2017. The three month and six month periods are also referred to as the second quarter and first half of 2018 and 2017. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and six month periods ended June 30, 2018
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

On January 1, 2018, we adopted the new accounting standard on revenue from contracts with customers using the full retrospective method, which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive (Loss) Income for the three and six months ended June 30, 2017. The previously reported amounts for Sales and Selling, general and administrative expenses were decreased by $3 million and $5 million, respectively, in relation to the reclassification of certain payments made to customers classified as a reduction of Sales under the new standard. These reclassifications are exclusively contained within the Company’s Consolidated Statement of Earnings and Comprehensive (Loss) Income and do not have a cumulative effect on retained earnings or other components of equity or net assets in the Company’s Consolidated Balance Sheet as of January 1, 2017.

On January 1, 2018, we adopted the new accounting guidance on improving the presentation of net periodic pension cost and net periodic postretirement benefit costs, which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive (Loss) Income for the three and six months ended June 30, 2017. The previously reported amount of Cost of sales were increased by $3 million and $7 million, respectively, Selling, general and administrative expenses were decreased by $1 million and $1 million, respectively, both with a corresponding impact in Non-service components of net periodic benefit cost. We utilized a practical expedient included in the accounting standard update which allowed us to use amounts previously disclosed in our pension and other postretirement benefits plans note for the prior periods as the estimation basis for applying the required retrospective presentation requirements. In addition, these required retrospective reclassifications resulted in adjustments to the previously reported Operating income within the Company’s reportable operating segment disclosures for the three and six months ended June 30, 2017.

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2018

•	Operating income was flat while net earnings increased by 13% from the second quarter of 2017
•

Sales increased by 11% from the second quarter of 2017. Net average selling prices for pulp and paper were up from the second quarter of 2017. Our manufactured paper volumes were up while our pulp volumes were down when compared to the second quarter of 2017

•	We paid $27 million in dividends

HIGHLIGHTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2018

•	Operating income and net earnings increased by 39% and 67%, respectively, from the first half of 2017
•

Sales increased by 7% from the first half of 2017. Net average selling prices for pulp and paper were up from the first half of 2017. Our manufactured paper volumes were up while our pulp volumes were down when compared to the first half of 2017

•	We paid $53 million in dividends

	Three months ended				Six months ended
				Variance				Variance
FINANCIAL HIGHLIGHTS	June 30, 2018	June 30, 2017	$	%	June 30, 2018	June 30, 2017	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,353	$1,221	$132	11%	$2,698	$2,523	$175	7%
Operating income	62	62	—	—%	139	100	39	39%
Net earnings	43	38	5	13%	97	58	39	67%
Net earnings per common share (in dollars)[1]:
Basic	$0.68	$0.61	$0.07	11%	$1.54	$0.93	$0.61	66%
Diluted	$0.68	$0.61	$0.07	11%	$1.54	$0.93	$0.61	66%

							At June 30, 2018	At December 31, 2017
Total assets							$5,145	$5,212
Total long-term debt, including current portion							$1,104	$1,130

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

For the remainder of the year, we expect our paper shipments to trend better than market given the announced industry capacity closures. The announced paper price increases are expected to continue to positively impact results in the second half of 2018. Pulp will benefit from lower planned maintenance costs and we expect prices will continue to trend positively. Personal Care results should improve towards the end of the year as the benefits of the new customer wins flow through. We expect moderate inflation in our costs for the second half of the year.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our second quarter and first half of 2018 and 2017 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

As a result of adopting the new accounting standard “Revenue from Contracts with Customers,” we have revised our 2017 segment disclosures to conform to the new guideline. Previously reported numbers for Sales were as follows: $999 million for Pulp and Paper, $241 million for Personal Care, and $(16) million for Intersegment sales for the second quarter of 2017 and $2,072 million for Pulp and Paper, $490 million for Personal Care and $(34) million for Intersegment sales for the first half of 2017.

As a result of adopting the new accounting guideline “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” we have revised our 2017 segment disclosures to conform to the new guideline. Previously reported numbers for Operating income (loss) were as follows: $65 million for Pulp and Paper, $13 million for Personal Care, and $(14) million for Corporate for the second quarter of 2017 and $99 million for Pulp and Paper, $29 million for Personal Care, and $(22) million for Corporate for the first half of 2017.

ANALYSIS OF NET SALES
By Business Segment	Three months ended				Six months ended
			Variance				Variance
	June 30, 2018	June 30, 2017	$	%	June 30, 2018	June 30, 2017	$	%
Pulp and Paper	$1,123	$999	124	12%	$2,223	$2,072	151	7%
Personal Care	247	238	9	4%	509	485	24	5%
Total for reportable segments	1,370	1,237	133	11%	2,732	2,557	175	7%
Intersegment sales	(17)	(16)	(1)		(34)	(34)	—
Consolidated	1,353	1,221	132	11%	2,698	2,523	175	7%

Shipments
Paper - manufactured (in thousands of ST)	754	698	56	8%	1,523	1,443	80	6%
Communication Papers	615	582	33	6%	1,255	1,204	51	4%
Specialty and Packaging	139	116	23	20%	268	239	29	12%
Paper - sourced from third parties (in thousands of ST)	26	26	—	—%	54	55	(1)	-2%
Paper - total (in thousands of ST)	780	724	56	8%	1,577	1,498	79	5%
Pulp (in thousands of ADMT)	377	383	(6)	-2%	751	836	(85)	-10%

ANALYSIS OF CHANGES IN SALES
	Second quarter of 2018 versus Second quarter of 2017				First half of 2018 versus First half of 2017
	% Change in Net Sales due to				% Change in Sales due to
	Net Price	Volume / Mix	Currency	Total	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	7%	5%	—%	12%	6%	1%	—%	7%
Personal Care	—%	—%	4%	4%	-1%	1%	5%	5%
Consolidated sales	6%	4%	1%	11%	5%	1%	1%	7%

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended				Six months ended
By Business Segment			Variance				Variance
	June 30, 2018	June 30, 2017	$	%	June 30, 2018	June 30, 2017	$	%
Operating income (loss)
Pulp and Paper	79	62	17	27%	155	92	63	68%
Personal Care	2	13	(11)	-85%	10	29	(19)	-66%
Corporate	(19)	(13)	(6)	-46%	(26)	(21)	(5)	-24%
Consolidated operating income	62	62	—	—%	139	100	39	39%

Second quarter of 2018 versus Second quarter of 2017

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	9	73	(17)	(49)	(6)	2	—	5	17
Personal Care	2	(1)	(9)	(2)	2	(2)	—	(1)	(11)
Corporate	—	—	—	(5)	(1)	—	—	—	(6)
Consolidated operating income (loss)	11	72	(26)	(56)	(5)	—	—	4	—

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)	Depreciation charges were flat when compared to the second quarter of 2017.
(d)	There were no restructuring charges in the second quarter of 2018 nor in the second quarter of 2017.

(e)

Second quarter of 2018 other operating income/expense includes:	Second quarter of 2017 other operating income/expense includes:
- Gain on sale of property, plant and equipment ($3 million) - Other expense ($1 million)	- Environmental provision ($2 million) - Bad debt expense ($1 million) - Other income ($1 million)

Commentary – Second quarter of 2018 compared to Second quarter of 2017

Interest Expense, net

We incurred $16 million of net interest expense in the second quarter of 2018, a decrease of $1 million compared to net interest expense of $17 million in the second quarter of 2017. The net interest expense was impacted by the repayment at maturity in June 2017 of the 10.75% Notes.

Income Taxes

In the second quarter of 2018, our income tax expense was $8 million, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $2 million. This compares to an income tax expense of $9 million in the second quarter of 2017, consisting of a current income tax expense of $17 million and a deferred income tax benefit of $8 million. We made income tax payments, net of refunds, of $21 million during the second quarter of 2018.  The effective tax rate was 16% compared with an effective tax rate of 19% in the second quarter of 2017. The effective tax rate for the second quarter of 2018 was favorably impacted by the income tax effects of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”) as well as enacted law changes in Sweden and several U.S. states. The effective tax rate for the second quarter of 2017 was favorably impacted by enacted law changes in several U.S. states and by the recognition of additional tax credits associated with the filing of certain 2016 tax returns.

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

First half of 2018 versus First half of 2017

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	10	132	(38)	(42)	(14)	6	—	9	63
Personal Care	4	(4)	(17)	(2)	2	(2)	—	—	(19)
Corporate	—	—	—	(4)	—	—	—	(1)	(5)
Consolidated operating income (loss)	14	128	(55)	(48)	(12)	4	—	8	39

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)	Depreciation charges were lower by $4 million in the first half of 2018, excluding foreign currency impact.
(d)	There were no restructuring charges in the first half of 2018 as well as the first half of 2017.

(e)

First half of 2018 other operating income/ expense includes:	First half of 2017 other operating income/ expense includes:
- Gain on sale of property, plant and equipment ($4 million) - Foreign exchange gain on working capital items ($3 million) - Bad debt expense ($1 million) - Other income ($1 million)	- Environmental provision ($2 million) - Foreign exchange loss on working capital items ($1 million) - Bad debt expense ($1 million) - Other income ($3 million)

Commentary – First half of 2018 compared to first half of 2017

Interest Expense, net

We incurred $32 million of net interest expense in the first half of 2018, a decrease of $2 million compared to net interest expense of $34 million in the first half of 2017. This decrease was mostly due to the repayment at maturity in June 2017 of the 10.75% Notes and was partially offset by an increase in interest rate on the Term loan.

Income Taxes

In the first half of 2018, our income tax expense amounted to $19 million, consisting of a current income tax expense of $24 million and a deferred income tax benefit of $5 million. This compares to an income tax expense of $14 million in the first half of 2017, consisting of a current income tax expense of $26 million and a deferred income tax benefit of $12 million. We made income tax payments, net of refunds, of $25 million during the first half of 2018.  The effective tax rate was 16% compared to an effective tax rate of 19% in the first half of 2017. The effective tax rate for the first half of 2018 was favorably impacted by the income tax effects of the U.S. Tax Reform, by the recognition of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction as well as by enacted law changes in Sweden and several U.S. states. The effective tax rate for the first half of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction and also a U.S. state tax audit finalization, enacted law changes in several U.S. states, and the recognition of additional tax credits associated with the filing of certain 2016 income tax returns.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment increased by $124 million, or 12%, when compared to sales in the second quarter of 2017. This increase in sales is mostly due to an increase in net average selling prices for pulp and paper as well as an increase in our paper sales volumes. This increase was partially offset by a decrease in our pulp sales volume.

Operating income in our Pulp and Paper segment amounted to $79 million in the second quarter of 2018, an increase of $17 million, when compared to operating income of $62 million in the second quarter of 2017. Our results were positively impacted by:

•	Higher average selling prices for pulp and paper ($73 million)
•	Higher volume/mix ($9 million) mostly related to higher volume of paper, partially offset by lower volume of pulp
•	Higher other income ($5 million)
•	Lower depreciation charges ($2 million) due to certain assets being fully depreciated

These increases were partially offset by:

•	Higher operating expenses ($49 million) mostly due to higher maintenance due to timing of major maintenance and higher freight costs
•	Higher input costs ($17 million) mostly related to higher costs of fiber and chemicals due to increased market demand, partially offset by a decrease in energy costs
•	Negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($6 million)

Sales in our Pulp and Paper segment increased by $151 million, or 7%, when compared to sales in the first half of 2017. This increase in sales is mostly due to an increase in net average selling prices for pulp and paper as well as an increase in our paper sales volume. This increase was partially offset by a decrease in our pulp sales volume.

Operating income in our Pulp and Paper segment amounted to $155 million in the first half of 2018, an increase of $63 million, when compared to operating income of $92 million in the first half of 2017. Our results were positively impacted by:

•	Higher average selling prices pulp and paper ($132 million)
•	Higher volume/mix ($10 million) mostly related to higher volume of paper, partially offset by lower volume of pulp
•	Higher other income ($9 million)
•	Lower depreciation charges ($6 million) due to certain assets being fully depreciated

These increases were partially offset by:

•	Higher operating expenses ($42 million) mostly due to higher freight costs as a result of a shortage of truck capacity in North America
•

Higher input costs ($38 million) mostly related to higher costs of fiber, chemicals and energy in part due to severe weather conditions in the first quarter of 2018 as well as unfavorable market conditions

•	Negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($14 million)

The markets in which our pulp and paper business operate are highly competitive with well-established domestic and foreign manufacturers. Most of our products are commodities that are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. We also compete on the basis of product quality, breadth of offering and service solutions. Further, we compete against electronic transmission and document storage alternatives. As a result of such competition, we are experiencing ongoing decreasing demand for most of our existing paper products.

The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products.

For the remainder of the year, we expect our paper shipments to trend better than market given the announced industry capacity closures. The announced paper price increases are expected to continue to positively impact results in the second half of 2018. Pulp will benefit from lower planned maintenance costs and we expect prices will continue to trend positively.

Personal Care Segment

Sales in our Personal Care segment increased by $9 million, or 4%, when compared to sales in the second quarter of 2017. This increase was driven by favorable foreign currency exchange, mostly due to the fluctuation between the U.S. dollar and the Euro, as well as favorable mix offset by lower volume when compared to the second quarter of 2017.

Operating income decreased by $11 million, or 85%, in the second quarter of 2018 compared to the second quarter of 2017. Our results were negatively impacted by:

•	Unfavorable input costs ($9 million) mostly due to increasing raw materials pricing
•	Higher operating expenses ($2 million) mostly due to higher freight and manufacturing costs and SG&A expenses
•	Higher depreciation charges ($2 million)
•	Unfavorable average net selling prices ($1 million)
•	Higher other expense ($1 million)

These decreases were partially offset by:

•	Higher sales volume/mix ($2 million)
•	Favorable foreign exchange ($2 million) mostly between the Euro and the U.S. Dollar and the SEK and the Euro, net of our hedging program

Sales in our Personal Care segment increased by $24 million, or 5%, when compared to sales in the first half of 2017. This increase in sales was driven by favorable foreign currency exchange, mostly due to the fluctuation between the U.S. dollar and the Euro and favorable mix, partially offset by lower volume and selling prices.

Operating income decreased by $19 million, or 66%, in the first half of 2018 when compared to the first half of 2017. Our results were negatively impacted by:

•	Higher input costs ($17 million) mostly due to increasing raw materials pricing
•	Unfavorable average net selling prices ($4 million)
•	Higher operating expenses ($2 million) mostly due to higher SG&A expenses as well as freight and manufacturing costs
•	Higher depreciation charges ($2 million)

These decreases were partially offset by:

•	Higher sales volume partially offset by unfavorable mix ($4 million)
•	Favorable foreign exchange ($2 million) mostly between the Euro and the U.S. Dollar the SEK and the Euro, net of our hedging program

In our absorbent hygiene products business, we compete in an industry with fundamental drivers for long-term growth; however, competitive market pressures in the healthcare and retail markets grew significantly in the last 18 months. Although the impact of such pressures presents some uncertainties, we expect them to result in lower than previously anticipated sales and operating margins.

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

Personal Care results should improve towards the end of the year as the benefits of the new customer wins flow through. We expect moderate inflation in our costs for the second half of the year.

STOCK-BASED COMPENSATION EXPENSE

For the first half of 2018, stock-based compensation expense recognized in our results of operations was $10 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $2 million. This compares to a stock-based compensation expense of $7 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $2 million in the first half of 2017. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

Cash flows from operating activities totaled $267 million in the first half of 2018, a $55 million increase compared to cash flows from operating activities of $212 million in the first half of 2017. This increase in cash flows from operating activities is primarily due to an increase in profitability, as well as an increase in cash flow from working capital elements in the first half of 2018 when compared to the first half of 2017. We made income tax payments, net of refunds of $25 million in the first half of 2018 compared to income tax payments, net of refunds of $15 million during the first half of 2017.

Investing Activities

Cash flows used for investing activities in the first half of 2018 amounted to $64 million, a $7 million decrease compared to cash flows used for investing activities of $71 million in the first half of 2017.

The use of cash in the first half of 2018 was attributable to additions to property, plant and equipment of $62 million. Also, in the first half of 2018, we made an additional investment of $4 million in our joint venture CelluForce (a company that develops and manufacture nanocrystalline cellulose, a recyclable and renewable nanomaterial) and a $2 million investment in Prisma Renewable Composites, LLC (a company focused on developing advanced materials from lignin and other natural resources).  These uses of cash were partially offset by proceeds of disposals of property, plant and equipment of $4 million.

The use of cash in the first half of 2017 was attributable to additions to property, plant and equipment of $71 million.

Our capital expenditures for 2018 are expected to be approximately between $200 million and $220 million.

Financing Activities

Cash flows used for financing activities totaled $76 million in the first half of 2018 compared to cash flows used for financing activities of $148 million in the first half of 2017.

The use of cash in the first half of 2018 was primarily the result of dividend payments ($53 million) and the net repayments of borrowings under our receivable securitization ($25 million).

The use of cash in the first half of 2017 was primarily the result of dividend payments ($52 million), the net repayment of borrowings under our credit facilities (revolver and receivable securitization) and long-term debt ($83 million) and a decrease in our bank indebtedness ($12 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $841 million as of June 30, 2018 compared to $991 million as of December 31, 2017.

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

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. At  June 30, 2018, we were in compliance with these financial covenants.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At June 30, 2018, we were in compliance with these financial covenants and had no borrowings  (June 30, 2017– $20 million). At June 30, 2018, we had no outstanding letters of credit (June 30, 2017 – nil), leaving $700 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At June 30, 2018, we had no borrowings under the receivables securitization facility and we had $51 million of letters of credit under the program (June 30, 2017 – $80 million and $59 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the 2016 Credit Agreement or our failure to repay or satisfy material obligations. At June 30, 2018, we had $99 million unused and available under the receivable securitization facility.

Common Stock

On January 29, 2018 and May 8, 2018, our Board of Directors approved a quarterly dividend of $0.435 per share, respectively, to be paid to holders of our common stock. Dividends of $27 million and $28 million were paid on April 16, 2018 and July 16, 2018, respectively, to shareholders of record on April 2, 2018 and July 3, 2018, respectively.

On August 7, 2018, our Board of Directors approved a quarterly dividend of $0.435 per share to be paid to holders of our common stock. This dividend is to be paid on October 15, 2018, to shareholders of record on October 2, 2018.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2018, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2018, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in our exposure to market risk since December 31, 2017. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 3 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2018, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2017, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter and the first half of 2018, we did not repurchase any shares under our stock repurchase program (the “Program”). We currently have $323 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

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

Date: August 8, 2018

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary