Form 10-Q
period 2018-09-30
Domtar CORP
filed 2018-11-08
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(zip code)

(803) 802-7500

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At October 31, 2018, 62,901,876 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(Unaudited)
	$	$	$	$
Sales	1,367	1,290	4,065	3,813
Operating expenses
Cost of sales, excluding depreciation and amortization	1,059	1,016	3,239	3,066
Depreciation and amortization	75	80	233	239
Selling, general and administrative	115	116	343	329
Other operating loss (income), net (NOTE 6)	4	(7)	(3)	(6)
	1,253	1,205	3,812	3,628
Operating income	114	85	253	185
Interest expense, net	15	16	47	50
Non-service components of net periodic benefit cost (NOTE 5)	(4)	(4)	(13)	(10)
Earnings before income taxes and equity loss	103	73	219	145
Income tax expense (NOTE 7)	3	3	22	17
Equity loss, net of taxes	1	—	1	—
Net earnings	99	70	196	128
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	1.57	1.12	3.12	2.04
Diluted	1.57	1.11	3.11	2.04
Weighted average number of common shares outstanding (millions)
Basic	62.9	62.7	62.8	62.6
Diluted	63.2	62.9	63.1	62.8
Cash dividends per common share	0.44	0.42	1.29	1.25

Net earnings	99	70	196	128
Other comprehensive income (loss) (NOTE 10):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(2) and $3, respectively (2017 – $(6) and $(8), respectively)	7	9	(9)	11
Less: Reclassification adjustment for gains included in net earnings, net of tax of $(1) and nil, respectively (2017 – $2 and $4, respectively)	—	(2)	(2)	(6)
Foreign currency translation adjustments	12	60	(49)	142
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of nil and $(2), respectively (2017 – $(1) and $(3), respectively)	2	2	6	7
Other comprehensive income (loss)	21	69	(54)	154
Comprehensive income	120	139	142	282

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2018	2017
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	256	139
Receivables, less allowances of $6 and $7	702	704
Inventories (NOTE 8)	772	757
Prepaid expenses	33	33
Income and other taxes receivable	17	24
Total current assets	1,780	1,657
Property, plant and equipment, net	2,621	2,765
Intangible assets, net (NOTE 9)	607	633
Other assets	174	157
Total assets	5,182	5,212
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	717	716
Income and other taxes payable	32	24
Long-term debt due within one year	1	1
Total current liabilities	750	741
Long-term debt	1,103	1,129
Deferred income taxes and other	488	491
Other liabilities and deferred credits	288	368
Commitments and contingencies (NOTE 12)
Shareholders' equity (NOTE 11)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,101,336 and 2,305,419 shares	—	—
Additional paid-in capital	1,979	1,969
Retained earnings	963	849
Accumulated other comprehensive loss	(390)	(336)
Total shareholders' equity	2,553	2,483
Total liabilities and shareholders' equity	5,182	5,212

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2017	62.7	1	1,969	849	(336)	2,483
Stock-based compensation, net of tax	0.2	—	10	—	—	10
Net earnings	—	—	—	196	—	196
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $3	—	—	—	—	(9)	(9)
Less: Reclassification adjustment for gains included in net earnings, net of tax of nil	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	(49)	(49)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	6	6
Cash dividends declared	—	—	—	(82)	—	(82)
Balance at September 30, 2018	62.9	1	1,979	963	(390)	2,553

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2018	September 30, 2017
	(Unaudited)
	$	$
Operating activities
Net earnings	196	128
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	233	239
Deferred income taxes and tax uncertainties	3	(19)
Net gains on disposals of property, plant and equipment	(4)	(4)
Stock-based compensation expense	7	6
Equity loss, net	1	—
Other	—	1
Changes in assets and liabilities
Receivables	(7)	(28)
Inventories	(23)	(10)
Prepaid expenses	(4)	(2)
Trade and other payables	(6)	11
Income and other taxes	(16)	30
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(46)	(33)
Other assets and other liabilities	3	5
Cash flows from operating activities	337	324
Investing activities
Additions to property, plant and equipment	(111)	(111)
Proceeds from disposals of property, plant and equipment	4	8
Other	(6)	—
Cash flows used for investing activities	(113)	(103)
Financing activities
Dividend payments	(81)	(78)
Net change in bank indebtedness	—	(12)
Change in revolving credit facility	—	(50)
Proceeds from receivables securitization facility	—	25
Repayments of receivables securitization facility	(25)	(35)
Repayments of long-term debt	—	(63)
Other	1	1
Cash flows used for financing activities	(105)	(212)
Net increase in cash and cash equivalents	119	9
Impact of foreign exchange on cash	(2)	9
Cash and cash equivalents at beginning of period	139	125
Cash and cash equivalents at end of period	256	143
Supplemental cash flow information
Net cash payments for:
Interest	48	49
Income taxes	40	18

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

For all the Company’s contracts, customer payments are due in less than one year. Accordingly, the Company does not adjust the amount of revenue recognized for the effects of a significant financing component.

Sales taxes, and other similar taxes, collected from customers are excluded from revenue.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

On January 1, 2018, the Company adopted the standard using the full retrospective method which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive Income for the three and nine months ended September 30, 2017. The previously reported amounts for Sales and Selling, general and administrative expenses were decreased by $2 million and $7 million, respectively, in relation to the reclassification of certain payments made to customers classified as a reduction of Sales under the new standard. These reclassifications are exclusively contained within the Company’s Consolidated Statement of Earnings and Comprehensive Income and do not have a cumulative effect on retained earnings or other components of equity or net assets in the Company’s Consolidated Balance Sheet as of January 1, 2017.

No practical expedients were used in the transition to the new standard as they were not applicable.

RETIREMENT BENEFITS

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires an entity to present the service cost component of the net periodic benefit cost with other employee compensation costs in operating income. Only the service cost components will be eligible for capitalization in assets. The other components of the net periodic benefit cost (i.e. interest expense, expected return on plan assets, amortization of actuarial gains or losses and amortization of prior year service costs) will be presented outside of any subtotal of operating income.

On January 1, 2018, the Company adopted the guidance of this accounting standard update which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive Income for the three and nine months ended September 30, 2017. The previously reported amounts of Cost of sales were increased by $4 million and $11 million, respectively, Selling, general and administrative expenses were decreased by nil and $1 million, respectively, both with a corresponding impact in Non-service components of net periodic benefit cost. The Company utilized a practical expedient included in the accounting standard update which allowed the Company to use amounts previously disclosed in its pension plans and other post-retirement benefits plans note for the prior periods as the estimation basis for applying the required retrospective presentation requirements. In addition, these required retrospective reclassifications resulted in adjustments to the previously reported Operating income within the Company’s reportable operating segment disclosures for the three and nine months ended September 30, 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

	Three months ended September 30, 2017

	As Reported	Impact of ASU 2014-09	Impact of ASU 2017-07	As Adjusted
	(Unaudited)
	$	$	$	$
Sales	1,292	(2)	—	1,290
Operating expenses
Cost of sales, excluding depreciation and amortization	1,012	—	4	1,016
Depreciation and amortization	80	—	—	80
Selling, general and administrative	118	(2)	—	116
Other operating income, net	(7)	—	—	(7)
	1,203	(2)	4	1,205
Operating income (loss)	89	—	(4)	85
Interest expense, net	16	—	—	16
Non-service components of net periodic benefit cost	—	—	(4)	(4)
Earnings before income taxes	73	—	—	73
Income tax expense	3	—	—	3
Net earnings	70	—	—	70

	Nine months ended September 30, 2017

	As Reported	Impact of ASU 2014-09	Impact of ASU 2017-07	As Adjusted
	(Unaudited)
	$	$	$	$
Sales	3,820	(7)	—	3,813
Operating expenses
Cost of sales, excluding depreciation and amortization	3,055	—	11	3,066
Depreciation and amortization	239	—	—	239
Selling, general and administrative	337	(7)	(1)	329
Other operating income, net	(6)	—	—	(6)
	3,625	(7)	10	3,628
Operating income (loss)	195	—	(10)	185
Interest expense, net	50	—	—	50
Non-service components of net periodic benefit cost	—	—	(10)	(10)
Earnings before income taxes	145	—	—	145
Income tax expense	17	—	—	17
Net earnings	128	—	—	128

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

DERIVATIVES AND HEDGING

In March 2016, the FASB issued ASU 2016-05, “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in a critical term of the hedging relationship. As long as all other hedge accounting criteria in ASC 815 are met, a hedging relationship in which the hedging derivative instrument is novated would not be discontinued or require redesignation. This clarification applies to both cash flow and fair value hedging relationships.

The Company adopted the new guidance on January 1, 2018 with no impact on the consolidated financial statements.

CLASSIFICATION OF CASH FLOWS

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows”, which amends ASC 230 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.

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

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FUTURE ACCOUNTING CHANGES

LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize a right-of-use asset and a lease liability for all of their leases with a lease term greater than 12 months while continuing to recognize expenses in the Consolidated Statement of Earnings and Comprehensive Income in a manner similar to current accounting standards. The accounting for lessors remains largely unchanged from existing guidance. Enhanced disclosures will also be required to give financial statement users the ability to assess the amount, timing and uncertainty of cash flows arising from leases.

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

While the precise amount of the right-of-use asset and lease liability will not be known until closer to the adoption date, management estimates the amount to be less than 5% of both total assets and total liabilities. This estimate is based on the Company’s Consolidated Balance Sheet and lease portfolio, both as of September 30, 2018. The adoption of the guidance will likely have an insignificant impact on the Company’s Consolidated Statements of Earnings and Comprehensive Income.

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

IMPLEMENTATION COSTS FOR CLOUD COMPUTING ARRANGEMENTS

In August 2018, the FASB issued ASU 2018-15 “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. Under the guidance, implementation costs for cloud computing arrangements (“CCA”) should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software and expensed over the term of the hosting arrangement. The ASU also provides the following guidance on presentation and disclosure:

•	Capitalized implementation costs should be presented in the same line item on the balance sheet as amounts prepaid for the hosted CCA service, if any (generally as an “other asset”).
•

The amortization of capitalized implementation costs should be presented in the same statement of earnings line item as the fees associated with the hosted CCA service. Accordingly, the amortization of capitalized implementation costs should not be included with depreciation or amortization expense related to property, plant, and equipment or intangible assets.

•	Cash flows related to capitalized implementation costs should be presented as operating activities, consistent with the presentation of cash flows for the fees related to the hosted CCA service.
•

Entities are required to disclose the nature of the hosting arrangements that are service contracts and significant judgments made when applying the guidance. Additionally, companies are required to provide quantitative disclosures, including amounts capitalized, amortized, and impaired.

This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

While the Company is still evaluating the impact of adopting the new standard, it does not expect this new guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

________________

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2018, one of Domtar’s Pulp and Paper segment customers located in the U.S. represented 11% or $75 million (December 31, 2017 –  12% or $83 million) of the Company’s receivables.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2018 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2018 (1)	3,275,000	$10	48%
2019	11,430,000	$34	45%
2020	8,880,000	$27	35%
2021	3,920,000	$12	16%
2022	2,070,000	$6	8%

(1)	Represents the remaining three months of 2018
(2)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of September 30, 2018. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2018 resulting from hedge ineffectiveness (three and nine months ended September 30, 2017 – nil).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 24 months. Derivatives are also currently used to hedge a portion of forecasted sales in British pounds and Norwegian krone and a portion of forecasted purchases in U.S. dollars and Swedish krona by its European subsidiaries over the next 5 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of September 30, 2018 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate
		2018 (1)
CAD/USD	Pulp and Paper		146 CAD	69%	1 USD = 1.2801	1 USD = 1.3217
USD/Euro	Personal Care		15 USD	67%	1 Euro = 1.2053	1 Euro = 1.2053
		2019
CAD/USD	Pulp and Paper		489 CAD	58%	1 USD = 1.2746	1 USD = 1.3091
USD/Euro	Personal Care		9 USD	10%	1 Euro = 1.2233	1 Euro = 1.2959
		2020
CAD/USD	Pulp and Paper		208 CAD	24%	1 USD = 1.2851	1 USD = 1.2851

(1)Represents the remaining three months of 2018

The foreign exchange derivative contracts were fully effective as of September 30, 2018. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2018 resulting from hedge ineffectiveness (three and nine months ended September 30, 2017 – nil).

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

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at September 30, 2018 and December 31, 2017, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	5	—	5	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	1	—	1	—	(a)	Other assets
Total Assets	7	—	7	—

Liabilities derivatives
Currency derivatives	4	—	4	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	6	—	6	—	(a)	Other liabilities and deferred credits
Total Liabilities	13	—	13	—

Other Instruments:
Stock-based compensation - liability awards	10	10	—	—		Trade and other payables
Stock-based compensation - liability awards	20	20	—	—		Other liabilities and deferred credits
Long-term debt	1,130	—	1,130	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $7 million at September 30, 2018, of which a loss of $1 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2018.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $1 million at September 30, 2018, of which a gain of $1 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2018.

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $1,104 million and $1,130 million at September 30, 2018 and December 31, 2017, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Net earnings	$99	$70	$196	$128
Weighted average number of common shares outstanding (millions)	62.9	62.7	62.8	62.6
Effect of dilutive securities (millions)	0.3	0.2	0.3	0.2
Weighted average number of diluted common shares outstanding (millions)	63.2	62.9	63.1	62.8

Basic net earnings per common share (in dollars)	$1.57	$1.12	$3.12	$2.04
Diluted net earnings per common share (in dollars)	$1.57	$1.11	$3.11	$2.04

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Options	201,599	312,893	201,599	419,161

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2018, the pension expense was $18 million and $40 million, respectively (2017 – $9 million and $30 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2018		September 30, 2018
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	—	25	1
Interest expense	14	1	41	2
Expected return on plan assets	(22)	—	(65)	—
Amortization of net actuarial loss	2	—	6	—
Amortization of prior year service costs	1	—	4	(1)
Net periodic benefit cost	3	1	11	2

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2017		September 30, 2017
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	23	2
Interest expense	13	—	38	2
Expected return on plan assets	(20)	—	(60)	—
Amortization of net actuarial loss	2	—	6	—
Amortization of prior year service costs	1	—	4	—
Net periodic benefit cost	4	1	11	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings and Comprehensive Income.

For the three and nine months ended September 30, 2018, the Company contributed $48 million and $55 million, respectively (2017 – $38 million and $44 million, respectively) to the pension plans and $1 million and $3 million, respectively (2017 – nil and $2 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	$	$	$	$
Gain on sale of property, plant and equipment	—	(4)	(4)	(4)
Reversal of contingent consideration	—	(2)	—	(2)
Bad debt expense	—	—	1	1
Environmental provision	2	—	2	2
Foreign exchange loss (gain)	2	—	(1)	1
Other	—	(1)	(1)	(4)
Other operating loss (income), net	4	(7)	(3)	(6)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the third quarter of 2018, the Company’s income tax expense was $3 million, consisting of a current income tax benefit of $5 million and a deferred income tax expense of $8 million. This compares to an income tax expense of $3 million in the third quarter of 2017, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $7 million. The Company made income tax payments, net of refunds, of $15 million during the third quarter of 2018. The effective tax rate was 3% compared with an effective tax rate of 4% in the third quarter of 2017. The effective tax rate for the third quarter of 2018 was favorably impacted by the income tax effects of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”), including the benefit related to additional an pension contribution, and the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations. The effective tax rate for the third quarter of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations. The effective tax rates for both the third quarter of 2018 and 2017 were favorably impacted by the finalization of certain estimates in connection with the filing of the Company’s 2017 and 2016 income tax returns, respectively.

For the first nine months of 2018, the Company’s income tax expense amounted to $22 million, consisting of a current income tax expense of $19 million and a deferred income tax expense of $3 million. This compares to an income tax expense of $17 million in the first nine months of 2017, consisting of a current income tax expense of $36 million and a deferred income tax benefit of $19 million. The Company made income tax payments, net of refunds, of $40 million during the first nine months of 2018. The effective tax rate was 10% compared to an effective tax rate of 12% in the first nine months of 2017. The effective tax rate for the first nine months of 2018 was favorably impacted by the income tax effects of the U.S. Tax Reform, including the benefit related to an additional pension contribution, the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, as well as by enacted law changes in several U.S. states. The effective tax rate for both the first nine months of 2018 and 2017 were favorably impacted by the finalization of certain estimates in connection with the filing of the Company’s 2017 and 2016 income tax returns, respectively.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. SAB 118 provides guidance which allows companies to use a measurement period, similar to that used in business combinations, to account for the impacts of the U.S. Tax Reform. The U.S. Tax Reform provides for a mandatory one-time deemed repatriation tax on the Company’s undistributed foreign earnings and profits.  The Company recorded a provisional repatriation tax amount of $46 million in its consolidated financial statements as of December 31, 2017. As of September 30, 2018, the Company has finalized its U.S. tax returns for the 2017 tax year which include a repatriation tax amount of $39 million. The difference between the provisional amount and the final amount is included as a benefit to income tax expense in the third quarter of 2018 and favorably impacts the effective tax rate for both the third quarter and the first nine months of 2018.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2018	2017
	$	$
Work in process and finished goods	397	399
Raw materials	145	135
Operating and maintenance supplies	230	223
	772	757

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		September 30, 2018			December 31, 2017
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	386	(91)	295	392	(79)	313
Technology	7 – 20	8	(4)	4	8	(4)	4
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	28	(12)	16	29	(11)	18
		426	(109)	317	433	(96)	337
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		240	—	240	245	—	245
License rights		6	—	6	6	—	6
Catalog rights		40	—	40	41	—	41
Total		716	(109)	607	729	(96)	633

Amortization expense related to intangible assets for the three and nine months ended September 30, 2018 was $4 million and $14 million, respectively (2017 – $4 million and $14 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2018	2019	2020	2021	2022
	$	$	$	$	$
Amortization expense related to intangible assets	21 (1)	21	21	21	20

(1)	Represents twelve months of amortization

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2016	11	(221)	(11)	(278)	(499)
Natural gas swap contracts	(5)	N/A	N/A	N/A	(5)
Currency options	11	N/A	N/A	N/A	11
Net (gain) loss	N/A	(6)	17	N/A	11
Foreign currency items	N/A	N/A	N/A	146	146
Other comprehensive income (loss) before reclassifications	6	(6)	17	146	163
Amounts reclassified from Accumulated other comprehensive loss	(9)	9	—	—	—
Net current period other comprehensive (loss) income	(3)	3	17	146	163
Balance at December 31, 2017	8	(218)	6	(132)	(336)
Natural gas swap contracts	(1)	N/A	N/A	N/A	(1)
Currency options	(6)	N/A	N/A	N/A	(6)
Foreign exchange forward contracts	(2)	N/A	N/A	N/A	(2)
Foreign currency items	N/A	N/A	N/A	(49)	(49)
Other comprehensive loss before reclassifications	(9)	—	—	(49)	(58)
Amounts reclassified from Accumulated other comprehensive loss	(2)	7	(1)	—	4
Net current period other comprehensive (loss) income	(11)	7	(1)	(49)	(54)
Balance at September 30, 2018	(3)	(211)	5	(181)	(390)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the three months ended
	September 30, 2018	September 30, 2017
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts	—	1	(2)
Currency options and forwards	1	(5)	(2)
Total before tax	1	(4)
Tax (expense) benefit	(1)	2
Net of tax	—	(2)

Amortization of defined benefit pension items
Amortization of net actuarial loss	2	2	(3)
Amortization of prior year service cost	1	1	(3)
Total before tax	3	3
Tax expense	(1)	(1)
Net of tax	2	2

Amortization of other post-retirement benefit items
Amortization of net actuarial loss	—	—	(3)
Amortization of prior year service cost	—	—	(3)
Total before tax	—	—
Tax benefit	—	—
Net of tax	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the nine months ended
	September 30, 2018	September 30, 2017
	$	$
Net derivatives losses on cash flow hedge
Natural gas swap contracts	—	—	(2)
Currency options and forwards	(2)	(10)	(2)
Total before tax	(2)	(10)
Tax benefit	—	4
Net of tax	(2)	(6)

Amortization of defined benefit pension items
Amortization of net actuarial loss	6	6	(3)
Amortization of prior year service cost	4	4	(3)
Total before tax	10	10
Tax expense	(3)	(3)
Net of tax	7	7

Amortization of other post-retirement benefit items
Amortization of net actuarial loss	—	—	(3)
Amortization of prior year service cost	(1)	—	(3)
Total before tax	(1)	—
Tax benefit	—	—
Net of tax	(1)	—

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income.
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

SHAREHOLDERS’ EQUITY

On January 29, 2018, May 8, 2018 and August 7, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.435 per share, respectively, to be paid to holders of the Company’s common stock. Dividends of $27 million, $28 million and $27 million were paid on April 16, 2018, July 16, 2018 and October 15, 2018, respectively, to shareholders of record on April 2, 2018, July 3, 2018 and October 2, 2018, respectively.

On November 6, 2018, the Company’s Board of Directors approved a quarterly dividend of $0.435 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on January 15, 2019, to shareholders of record on January 2, 2019.

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

During the first nine months of 2018 and 2017, there were no shares repurchased under the Program.

Since the inception of the Program, the Company has repurchased 24,853,827 shares at an average price of $39.33 for a total cost of $977 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

September 30, 2018
$
Balance at beginning of year	44
Environmental spending	(8)
Effect of foreign currency exchange rate change	(1)
Balance at end of period	35

The U.S. Environmental Protection Agency (the “EPA”) and/or various state agencies have notified the Company that it may be a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund”, and similar state laws with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under its Care and Control Program at its former wood preserving sites, and at a number of operating sites, due to possible soil, sediment or groundwater contamination.

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

The EPA Clean Power Plan regulation is being litigated and has been stayed. The EPA has proposed to repeal and replace the Clean Power Plan in accordance with President Trump’s Executive Order issued on March 28, 2017. The proposed replacement rule, entitled the “Affordable Clean Energy” (“ACE”) rule, was published on August 31, 2018, and the EPA plans to finalize the rule in the first part of 2019. ACE would require states to develop plans imposing standards of performance mandating efficiency improvements at all fossil fuel-fired electric utility boilers. The litigation over the Clean Power Plan remains held in abeyance by the D.C. circuit while the EPA completes its rulemaking process. Regardless of the outcome for the Clean Power Plan and ACE, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The Government of Canada is reviewing national policies to further reduce greenhouse gases (“GHG”) and has announced its intent to impose a cost on carbon emissions. The Company does not expect its facilities to be disproportionately affected by these measures compared with other pulp and paper producers in Canada.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The province of Quebec has a GHG cap-and-trade systems with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The province of Ontario has announced the ending of its GHG cap-and-trade program and is working on an “orderly wind-down”. The Company does not expect to be disproportionately affected by these activities compared to the other pulp and paper producers located in these provinces.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2018, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2018, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2018, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SEGMENT DISCLOSURES

The Company’s two reportable segments described below also represent its two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2018	2017	2018	2017
	$	$	$	$
Sales by segment (1)
Pulp and Paper	1,146	1,054	3,369	3,126
Personal Care	237	251	746	736
Total for reportable segments	1,383	1,305	4,115	3,862
Intersegment sales	(16)	(15)	(50)	(49)
Consolidated sales	1,367	1,290	4,065	3,813

Sales by product group
Communication papers	639	597	1,904	1,798
Specialty and packaging papers	181	167	536	486
Market pulp	310	275	879	793
Absorbent hygiene products	237	251	746	736
Consolidated sales	1,367	1,290	4,065	3,813

Depreciation and amortization
Pulp and Paper	58	63	180	190
Personal Care	17	17	53	49
Consolidated depreciation and amortization	75	80	233	239

Operating income (loss)(2)
Pulp and Paper	135	89	290	181
Personal Care	(3)	8	7	37
Corporate	(18)	(12)	(44)	(33)
Consolidated operating income	114	85	253	185
Interest expense, net	15	16	47	50
Non-service components of net periodic benefit cost	(4)	(4)	(13)	(10)
Earnings before income taxes and equity loss	103	73	219	145
Income tax expense	3	3	22	17
Equity loss, net of taxes	1	—	1	—
Net earnings	99	70	196	128

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. SEGMENT DISCLOSURES (CONTINUED)

(1)

As a result of adopting ASU 2014-09 “Revenue from Contracts with Customers,” the Company has revised its 2017 segment disclosures to conform to the new guideline. (Previously reported numbers for Sales for the three and nine months ended September 30, 2017 were as follows: Pulp and Paper: $1,054 million and $3,126 million, respectively; Personal Care: $253 million and $743 million, respectively; Intersegment sales: $(15) million and $(49) million, respectively.)

(2)

As a result of adopting ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” the Company has revised its 2017 segment disclosures to conform to the new guideline. (Previously reported numbers for Operating income (loss) for the three and nine months ended September 30, 2017 were as follows: Pulp and Paper: $93 million and $192 million, respectively; Personal Care: $8 million and $37 million, respectively; Corporate: $(12) million and $(34) million, respectively.)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar’s significant 100% owned domestic subsidiaries, including Domtar Paper Company, LLC, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Domtar A.W. LLC, Attends Healthcare Products Inc., EAM Corporation, Associated Hygienic Products LLC and Home Delivery Incontinent Supplies Co., (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt is not guaranteed by certain of Domtar’s foreign and non-significant domestic subsidiaries, all 100% owned, (collectively the “Non-Guarantor Subsidiaries”). A subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2018 and December 31, 2017, the Statements of Earnings and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017 and the Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	September 30, 2018
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,115	559	(307)	1,367
Operating expenses
Cost of sales, excluding depreciation and amortization	—	954	412	(307)	1,059
Depreciation and amortization	—	53	22	—	75
Selling, general and administrative	4	31	80	—	115
Other operating (income) loss, net	—	(1)	5	—	4
	4	1,037	519	(307)	1,253
Operating (loss) income	(4)	78	40	—	114
Interest expense (income), net	15	23	(23)	—	15
Non-service components of net periodic benefit cost	—	1	(5)	—	(4)
(Loss) earnings before income taxes	(19)	54	68	—	103
Income tax (benefit) expense	(11)	—	14	—	3
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	107	53	—	(160)	—
Net earnings	99	107	53	(160)	99
Other comprehensive income	21	21	13	(34)	21
Comprehensive income	120	128	66	(194)	120

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2018
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,287	1,671	(893)	4,065
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,840	1,292	(893)	3,239
Depreciation and amortization	—	164	69	—	233
Selling, general and administrative	11	99	233	—	343
Other operating income, net	—	(2)	(1)	—	(3)
	11	3,101	1,593	(893)	3,812
Operating (loss) income	(11)	186	78	—	253
Interest expense (income), net	47	68	(68)	—	47
Non-service components of net periodic benefit cost	—	1	(14)	—	(13)
(Loss) earnings before income taxes	(58)	117	160	—	219
Income tax (benefit) expense	(19)	12	29	—	22
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	235	130	—	(365)	—
Net earnings	196	235	130	(365)	196
Other comprehensive loss	(54)	(54)	(47)	101	(54)
Comprehensive income	142	181	83	(264)	142

	For the three months ended
	September 30, 2017
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,059	520	(289)	1,290
Operating expenses
Cost of sales, excluding depreciation and amortization	—	901	404	(289)	1,016
Depreciation and amortization	—	58	22	—	80
Selling, general and administrative	4	37	75	—	116
Other operating income, net	—	—	(7)	—	(7)
	4	996	494	(289)	1,205
Operating (loss) income	(4)	63	26	—	85
Interest expense (income), net	15	21	(20)	—	16
Non-service components of net periodic benefit cost	—	—	(4)	—	(4)
(Loss) earnings before income taxes	(19)	42	50	—	73
Income tax (benefit) expense	(4)	(4)	11	—	3
Share in earnings of equity accounted investees	85	39	—	(124)	—
Net earnings	70	85	39	(124)	70
Other comprehensive income	69	69	61	(130)	69
Comprehensive income	139	154	100	(254)	139

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2017
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,156	1,530	(873)	3,813
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,749	1,190	(873)	3,066
Depreciation and amortization	—	175	64	—	239
Selling, general and administrative	8	101	220	—	329
Other operating income, net	—	(2)	(4)	—	(6)
	8	3,023	1,470	(873)	3,628
Operating (loss) income	(8)	133	60	—	185
Interest expense (income), net	48	63	(61)	—	50
Non-service components of net periodic benefit cost	—	—	(10)	—	(10)
(Loss) earnings before income taxes	(56)	70	131	—	145
Income tax (benefit) expense	(13)	1	29	—	17
Share in earnings of equity accounted investees	171	102	—	(273)	—
Net earnings	128	171	102	(273)	128
Other comprehensive income	154	163	146	(309)	154
Comprehensive income	282	334	248	(582)	282

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2018
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	172	8	76	—	256
Receivables	—	422	280	—	702
Inventories	—	518	254	—	772
Prepaid expenses	9	15	9	—	33
Income and other taxes receivable	57	1	15	(56)	17
Intercompany accounts	368	168	54	(590)	—
Total current assets	606	1,132	688	(646)	1,780
Property, plant and equipment, net	—	1,789	832	—	2,621
Intangible assets, net	—	260	347	—	607
Investments in affiliates	3,622	2,669	—	(6,291)	—
Intercompany long-term advances	5	1	1,608	(1,614)	—
Other assets	22	31	139	(18)	174
Total assets	4,255	5,882	3,614	(8,569)	5,182
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	51	436	230	—	717
Intercompany accounts	129	77	384	(590)	—
Income and other taxes payable	2	62	24	(56)	32
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	182	575	639	(646)	750
Long-term debt	793	299	11	—	1,103
Intercompany long-term loans	663	950	1	(1,614)	—
Deferred income taxes and other	—	351	155	(18)	488
Other liabilities and deferred credits	64	85	139	—	288
Shareholders' equity	2,553	3,622	2,669	(6,291)	2,553
Total liabilities and shareholders' equity	4,255	5,882	3,614	(8,569)	5,182

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2018
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	196	235	130	(365)	196
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(376)	202	(50)	365	141
Cash flows (used for) provided from operating activities	(180)	437	80	—	337
Investing activities
Additions to property, plant and equipment	—	(73)	(38)	—	(111)
Proceeds from disposals of property, plant and equipment	—	—	4	—	4
Other	—	(2)	(4)	—	(6)
Cash flows used for investing activities	—	(75)	(38)	—	(113)
Financing activities
Dividend payments	(81)	—	—	—	(81)
Repayments of receivables securitization facility	—	—	(25)	—	(25)
Increase in long-term advances to related parties	—	(368)	(61)	429	—
Decrease in long-term advances to related parties	429	—	—	(429)	—
Other	1	—	—	—	1
Cash flows provided from (used for) financing activities	349	(368)	(86)	—	(105)
Net increase (decrease) in cash and cash equivalents	169	(6)	(44)	—	119
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of period	3	14	122	—	139
Cash and cash equivalents at end of period	172	8	76	—	256

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SUBSEQUENT EVENT

On November 1, 2018, the Company announced a margin improvement plan within the Personal Care Division. As part of this plan, the Company’s Board of Directors approved the permanent closure of its Waco, Texas Personal Care manufacturing and distribution facility, the relocation of certain of its manufacturing assets and a workforce reduction of approximately 214 employees across the division.

The Waco, Texas facility is expected to cease operations in the third quarter of 2019. The aggregate pre-tax earnings charge in connection with this margin improvement plan is estimated to be $57 million, which includes: a) an estimated $29 million in charges relating to accelerated depreciation of the carrying amounts of certain manufacturing equipment and the write-down of related spare parts; b) $10 million of estimated severance and related employee benefits; c) $11 million of estimated relocation and other costs; and d) $7 million of an estimated amount related to the future lease payments at the Waco facility, net of expected sublease revenues. The Company is also expected to incur approximately $5 million of capital expenditures related to certain equipment installation costs. The estimated total charge is expected to be recognized starting in the fourth quarter of 2018 through the third quarter of 2019.

Closure and restructuring costs are based on management’s best estimates. Although the Company does not anticipate significant changes, actual costs may differ from these estimates due to subsequent business developments. As such, additional costs and further impairment charges may be required in future periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on three and nine months ended September 30, 2018 and 2017. The three month and nine month periods are also referred to as the third quarter and first nine months of 2018 and 2017. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Recent development
•	Overview
•	Highlights for the three month and nine month periods ended September 30, 2018
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

On January 1, 2018, we adopted the new accounting standard on revenue from contracts with customers using the full retrospective method, which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive Income for the three and nine months ended September 30, 2017. The previously reported amounts for Sales and Selling, general and administrative expenses were decreased by $2 million and $7 million, respectively, in relation to the reclassification of certain payments made to customers classified as a reduction of Sales under the new standard. These reclassifications are exclusively contained within the Company’s Consolidated Statement of Earnings and Comprehensive Income and do not have a cumulative effect on retained earnings or other components of equity or net assets in the Company’s Consolidated Balance Sheet as of January 1, 2017.

On January 1, 2018, we adopted the new accounting guidance on improving the presentation of net periodic pension cost and net periodic postretirement benefit costs, which resulted in a reclassification in the Company’s Consolidated Statement of Earnings and Comprehensive Income for the three and nine months ended September 30, 2017. The previously reported amounts of Cost of sales were increased by $4 million and $11 million, respectively, Selling, general and administrative expenses were decreased by nil and $1 million, respectively, both with a corresponding impact in Non-service components of net periodic benefit cost. We utilized a practical expedient included in the accounting standard update which allowed us to use amounts previously disclosed in our pension plans and other post-retirement benefits plans note for the prior periods as the estimation basis for applying the required retrospective presentation requirements. In addition, these required retrospective reclassifications resulted in adjustments to the previously reported Operating income within the Company’s reportable operating segment disclosures for the three and nine months ended September 30, 2017.

For more details, refer to Note 2 “Recent Accounting Pronouncements” of the financial statements in this Form 10-Q.

RECENT DEVELOPMENT

On November 1, 2018, we announced a margin improvement plan within our Personal Care Division. As part of this plan, our Board of Directors approved the permanent closure of our Waco, Texas, Personal Care manufacturing and distribution facility, the relocation of certain of our manufacturing assets and a workforce reduction of approximately 214 employees across the division.

The Waco, Texas facility is expected to cease operations in the third quarter of 2019. The aggregate pre-tax earnings charge in connection with this margin improvement plan is estimated to be $57 million, which includes: a) an estimated $29 million in charges relating to accelerated depreciation of the carrying amounts of certain manufacturing equipment and the write-down of related spare parts; b) $10 million of estimated severance and related employee benefits; c) $11 million of estimated relocation and other costs; and d) $7 million of an estimated amount related to the future lease payments at the Waco facility, net of expected sublease revenues. We also expect to incur approximately $5 million of capital expenditures related to certain equipment installation costs. The estimated total charge is expected to be recognized starting in the fourth quarter of 2018 through the third quarter of 2019.

Closure and restructuring costs are based on management’s best estimates. Although we do not anticipate significant changes, actual costs may differ from these estimates due to subsequent business developments. As such, additional costs and further impairment charges may be required in future periods.

OVERVIEW

We design, manufacture, market and distribute a wide variety of fiber-based products, including communication papers, specialty and packaging papers, and absorbent hygiene products. The foundation of our business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. More than 50% of our pulp production is consumed internally to manufacture paper and other consumer products with the balance sold as market pulp. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end users. We are also a marketer and producer of a broad line of incontinence care products as well as infant diapers. To learn more, visit www.domtar.com.

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2018

•	Operating income and net earnings increased by 34% and 41%, respectively, from the third quarter of 2017
•

Sales increased by 6% from the third quarter of 2017. Net average selling prices for pulp and paper were up from the third quarter of 2017. Our manufactured paper volumes were up while our pulp volumes were down when compared to the third quarter of 2017

•	We paid $28 million in dividends

HIGHLIGHTS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2018

•	Operating income and net earnings increased by 37% and 53%, respectively, from the first nine months of 2017
•

Sales increased by 7% from the first nine months of 2017. Net average selling prices for pulp and paper were up from the first nine months of 2017. Our manufactured paper volumes were up while our pulp volumes were down when compared to the first nine months of 2017

•	We paid $81 million in dividends

	Three months ended				Nine months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	September 30, 2018	September 30, 2017	$	%	September 30, 2018	September 30, 2017	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,367	$1,290	77	6	$4,065	$3,813	252	7
Operating income	114	85	29	34	253	185	68	37
Net earnings	99	70	29	41	196	128	68	53
Net earnings per common share (in dollars)[1]:
Basic	$1.57	$1.12	0.45	40	$3.12	$2.04	1.08	53
Diluted	$1.57	$1.11	0.46	41	$3.11	$2.04	1.07	52

							At September 30, 2018	At December 31, 2017
Total assets							$5,182	$5,212
Total long-term debt, including current portion							$1,104	$1,130

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

In the fourth quarter, we expect lower maintenance costs in Pulp and Paper. Paper and pulp should continue to realize higher prices  following recently announced price increases. Personal Care should benefit from higher volume and our margin improvement efforts while commodity cost inflation is expected to remain at elevated levels.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our third quarter and first nine months of 2018 and 2017 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

As a result of adopting the new accounting standard “Revenue from Contracts with Customers,” we have revised our 2017 segment disclosures to conform to the new guideline. Previously reported numbers for Sales were as follows: $1,054 million for Pulp and Paper, $253 million for Personal Care, and $(15) million for Intersegment sales for the third quarter of 2017 and $3,126 million for Pulp and Paper, $743 million for Personal Care and $(49) million for Intersegment sales for the first nine months of 2017.

As a result of adopting the new accounting guideline “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” we have revised our 2017 segment disclosures to conform to the new guideline. Previously reported numbers for Operating income (loss) were as follows: $93 million for Pulp and Paper, $8 million for Personal Care, and $(12) million for Corporate for the third quarter of 2017 and $192 million for Pulp and Paper, $37 million for Personal Care, and $(34) million for Corporate for the first nine months of 2017.

ANALYSIS OF NET SALES
By Business Segment	Three months ended				Nine months ended
			Variance				Variance
	September 30, 2018	September 30, 2017	$	%	September 30, 2018	September 30, 2017	$	%
Pulp and Paper	$1,146	$1,054	92	9	$3,369	$3,126	243	8
Personal Care	237	251	(14)	-6	746	736	10	1
Total for reportable segments	1,383	1,305	78	6	4,115	3,862	253	7
Intersegment sales	(16)	(15)	(1)		(50)	(49)	(1)
Consolidated	1,367	1,290	77	6	4,065	3,813	252	7

Shipments
Paper - manufactured (in thousands of ST)	727	722	5	1	2,250	2,165	85	4
Communication Papers	596	597	(1)	-	1,851	1,801	50	3
Specialty and Packaging	131	125	6	5	399	364	35	10
Paper - sourced from third parties (in thousands of ST)	30	29	1	3	84	84	-	-
Paper - total (in thousands of ST)	757	751	6	1	2,334	2,249	85	4
Pulp (in thousands of ADMT)	390	424	(34)	-8	1,141	1,260	(119)	-9

ANALYSIS OF CHANGES IN SALES
	Third quarter of 2018 versus Third quarter of 2017				First nine months of 2018 versus First nine months of 2017
	% Change in Net Sales due to				% Change in Sales due to
	Net Price	Volume / Mix	Currency	Total	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	10%	-1%	-%	9%	8%	-%	-%	8%
Personal Care	-1%	-4%	-1%	-6%	-1%	-1%	3%	1%
Consolidated sales	8%	-2%	-%	6%	6%	-%	1%	7%

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended				Nine months ended
By Business Segment			Variance				Variance
	September 30, 2018	September 30, 2017	$	%	September 30, 2018	September 30, 2017	$	%
Operating income (loss)
Pulp and Paper	$135	$89	46	52	$290	$181	109	60
Personal Care	(3)	8	(11)	-138	7	37	(30)	-81
Corporate	(18)	(12)	(6)	-50	(44)	(33)	(11)	-33
Consolidated operating income	114	85	29	34	253	185	68	37

Third quarter of 2018 versus Third quarter of 2017

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(3)	109	(14)	(47)	3	5	—	(7)	46
Personal Care	—	(2)	(7)	(2)	—	—	—	—	(11)
Corporate	—	—	—	(2)	—	—	—	(4)	(6)
Consolidated operating income (loss)	(3)	107	(21)	(51)	3	5	—	(11)	29

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)	Depreciation charges were lower by $5 million in the third quarter of 2018, excluding foreign currency impact.
(d)	There were no restructuring charges in the third quarter of 2018 nor in the third quarter of 2017.

(e)

Third quarter of 2018 other operating income/expense includes:	Third quarter of 2017 other operating income/expense includes:
- Environmental provision ($2 million) - Foreign currency loss ($2 million)	- Gain on sale of property, plant and equipment ($4 million) - Reversal of contingent consideration ($2 million) - Other income ($1 million)

Commentary –Third quarter of 2018 compared to Third quarter of 2017

Interest Expense, net

We incurred $15 million of net interest expense in the third quarter of 2018, a decrease of $1 million compared to net interest expense of $16 million in the third quarter of 2017.

Income Taxes

For the third quarter of 2018, our income tax expense was $3 million, consisting of a current income tax benefit of $5 million and a deferred income tax expense of $8 million. This compares to an income tax expense of $3 million in the third quarter of 2017, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $7 million. We made income tax payments, net of refunds, of $15 million during the third quarter of 2018.  Our effective tax rate was 3% compared with an effective tax rate of 4% in the third quarter of 2017. Our effective tax rate for the third quarter of 2018 was favorably impacted by the income tax effects of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”), including the benefit related to an additional pension contribution, and the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations. Our effective tax rate for the third quarter of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations. Our effective tax rates for both the third quarter of 2018 and the third quarter of 2017 were favorably impacted by the finalization of certain estimates in connection with the filing of our 2017 and 2016 income tax returns.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. The U.S. Tax Reform provides for a mandatory one-time deemed repatriation tax on our undistributed foreign earnings and profits. We recorded a provisional repatriation tax amount of $46 million in our consolidated financial statements as of December 31, 2017. As of September 30, 2018, we have finalized our U.S. tax returns for the 2017 tax year which include a repatriation tax amount of $39 million. The difference between the provisional amount and the final amount is included as a benefit to income tax expense in the third quarter of 2018 and favorably impacts our effective tax rate for the quarter.

First nine months of 2018 versus First nine months of 2017

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	8	242	(48)	(96)	(10)	11	—	2	109
Personal Care	5	(5)	(22)	(7)	2	(3)	—	—	(30)
Corporate	—	—	—	(6)	—	—	—	(5)	(11)
Consolidated operating income (loss)	13	237	(70)	(109)	(8)	8	—	(3)	68

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)	Depreciation charges were lower by $8 million in the first nine months of 2018, excluding foreign currency impact.
(d)	There were no restructuring charges in the first nine months of 2018 nor in the first nine months of 2017.

(e)

First nine months of 2018 other operating income/ expense includes:	First nine months of 2017 other operating income/ expense includes:
- Gain on sale of property, plant and equipment ($4 million) - Foreign exchange gain ($1 million) - Environmental provision ($2 million) - Bad debt expense ($1 million) - Other income ($1 million)

- Gain on sale of property, plant and equipment ($4 million)

- Reversal of contingent consideration ($2 million)

- Environmental provision ($2 million)

- Bad debt expense ($1 million)

- Foreign exchange loss ($1 million)

- Other income ($4 million)

Commentary – First nine months of 2018 compared to first nine months of 2017

Interest Expense, net

We incurred $47 million of net interest expense in the first nine months of 2018, a decrease of $3 million compared to net interest expense of $50 million in the first nine months of 2017. This decrease was mostly due to the repayment at maturity in June 2017 of the 10.75% Notes and was partially offset by an increase in interest rate on the Term Loan.

Income Taxes

For the first nine months of 2018, our income tax expense was $22 million, consisting of a current income tax expense of $19 million and a deferred income tax expense of $3 million. This compares to an income tax expense of $17 million in the first nine months of 2017, consisting of a current income tax expense of $36 million and a deferred income tax benefit of $19 million. We made income tax payments, net of refunds, of $40 million during the first nine months of 2018.  Our effective tax rate was 10% compared to an effective tax rate of 12% in the first nine months of 2017. Our effective tax rate for the first nine months of 2018 was favorably impacted by the income tax effects of the U.S. Tax Reform, including the benefit related to an additional pension contribution, by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, as well as enacted law changes in Sweden and several U.S. states. Our effective tax rate for the first nine months of 2017 was favorably impacted by the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations as well as by enacted law changes in several U.S. states. Our effective tax rates for both the first nine months of 2018 and the first nine months of 2017 were favorably impacted by the finalization of certain estimates in connection with the filing of our 2017 and 2016 income tax returns, respectively.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment increased by $92 million, or 9%, when compared to sales in the third quarter of 2017. This increase in sales is mostly due to an increase in net average selling prices for pulp and paper as well as an increase in our paper sales volumes. This increase was partially offset by a decrease in our pulp sales volume.

Operating income in our Pulp and Paper segment amounted to $135 million in the third quarter of 2018, an increase of $46 million, when compared to operating income of $89 million in the third quarter of 2017. Our results were positively impacted by:

•	Higher average selling prices for pulp and paper ($109 million)
•	Lower depreciation charges ($5 million) due to certain assets being fully depreciated
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($3 million)

These increases were partially offset by:

•	Higher operating expenses ($47 million) mostly due to higher maintenance due to timing of planned major maintenance and higher freight costs
•

Higher input costs ($14 million) mostly related to higher costs of fiber and chemicals due to increased market demand as well as higher energy costs in part due to severe weather conditions in the third quarter of 2018

•	Lower volume/mix ($3 million) mostly related to lower volume of pulp
•	Lower other income ($7 million)

Sales in our Pulp and Paper segment increased by $243 million, or 8%, when compared to sales in the first nine months of 2017. This increase in sales is mostly due to an increase in net average selling prices for pulp and paper as well as an increase in our paper sales volume. This increase was partially offset by a decrease in our pulp sales volume.

Operating income in our Pulp and Paper segment amounted to $290 million in the first nine months of 2018, an increase of $109 million, when compared to operating income of $181 million in the first nine months of 2017. Our results were positively impacted by:

•	Higher average selling prices for pulp and paper ($242 million)
•	Lower depreciation charges ($11 million) due to certain assets being fully depreciated
•	Higher volume/mix ($8 million) mostly related to higher volume of paper, partially offset by lower volume of pulp
•	Higher other income ($2 million)

These increases were partially offset by:

•

Higher operating expenses ($96 million) mostly due to higher freight costs as a result of a shortage of truck capacity in North America and higher maintenance costs due to timing of planned major maintenance

•

Higher input costs ($48 million) mostly related to higher costs of chemical, fiber, and energy in part due to severe weather conditions in the first nine months of 2018 as well as unfavorable market conditions

•	Negative impact of a stronger Canadian dollar on our Canadian denominated expenses, net of our hedging program ($10 million)

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

In the fourth quarter, we expect lower maintenance costs in Pulp and Paper. Paper and pulp should continue to realize higher prices  following recently announced price increases.

Personal Care Segment

Sales in our Personal Care segment decreased by $14 million, or 6%, when compared to sales in the third quarter of 2017. This decrease was mainly driven by lower volume, unfavorable foreign currency exchange, and lower selling prices, partially offset by favorable mix when compared to the third quarter of 2017.

Operating income decreased by $11 million, or 138% in the third quarter of 2018 compared to the third quarter of 2017. Our results were negatively impacted by:

•	Unfavorable input costs ($7 million) mostly due to increasing raw materials pricing
•	Higher operating expenses ($2 million) mostly due to higher manufacturing and freight costs partially offset by lower SG&A
•	Unfavorable average net selling prices ($2 million)

Sales in our Personal Care segment increased by $10 million, or 1%, when compared to sales in the first nine months of 2017. This increase in sales was driven by favorable foreign currency exchange, mostly due to the fluctuation between the U.S. dollar and the Euro and favorable mix, partially offset by lower volume and selling prices.

Operating income decreased by $30 million or 81% in the first nine months of 2018 when compared to the first nine months of 2017. Our results were negatively impacted by:

•	Higher input costs ($22 million) mostly due to increasing raw materials pricing
•	Unfavorable average net selling prices ($5 million)
•	Higher operating expenses ($7 million) mostly due to higher freight and manufacturing costs
•	Higher depreciation charges ($3 million)

These decreases were partially offset by:

•	Favorable mix partially offset by lower sales volume ($5 million)
•	Favorable foreign exchange ($2 million) mostly between the Euro and the U.S. dollar, net of our hedging program

In our absorbent hygiene products business, we compete in an industry with fundamental drivers for long-term growth; however, competitive market pressures in the healthcare and retail markets grew significantly in the recent years. Although the impact of such pressures presents some uncertainties, we expect them to result in lower than previously anticipated sales and operating margins.

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

In the fourth quarter, Personal Care should benefit from higher volume and our margin improvement efforts while commodity cost inflation is expected to remain at elevated levels.

STOCK-BASED COMPENSATION EXPENSE

For the first nine months of 2018, stock-based compensation expense recognized in our results of operations was $19 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $7 million. This compares to a stock-based compensation expense of $15 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $1 million in the first nine months of 2017. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $700 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $98 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities totaled $337 million in the first nine months of 2018, a $13 million increase compared to cash flows from operating activities of $324 million in the first nine months of 2017. This increase in cash flows from operating activities is primarily due to an increase in profitability, partly offset by a decrease in cash flow from working capital elements in the first nine months of 2018 when compared to the first nine months of 2017. We made income tax payments, net of refunds of $40 million in the first nine months of 2018 compared to income tax payments, net of refunds of $18 million during the first nine months of 2017. We paid $46 million of employer pension and other post-retirement contribution in excess of pension and other post-retirement expense in the first nine months of 2018 compared to $33 million in the first nine months of 2017.

Investing Activities

Cash flows used for investing activities in the first nine months of 2018 amounted to $113 million, a $10 million increase compared to cash flows used for investing activities of $103 million in the first nine months of 2017.

The use of cash in the first nine months of 2018 was attributable to additions to property, plant and equipment of $111 million. Also, in the first nine months of 2018, we made an additional investment of $4 million in our joint venture CelluForce (a company that develops and manufactures nanocrystalline cellulose, a recyclable and renewable nanomaterial) and a $2 million investment in Prisma Renewable Composites, LLC (a company focused on developing advanced materials from lignin and other natural resources).  These uses of cash were partially offset by proceeds of disposals of property, plant and equipment of $4 million.

The use of cash in the first nine months of 2017 was attributable to additions to property, plant and equipment of $111 million, partially offset by proceeds of disposals of property, plant and equipment of $8 million.

Our capital expenditures for 2018 are expected to be approximately between $200 million and $220 million.

Financing Activities

Cash flows used for financing activities totaled $105 million in the first nine months of 2018 compared to cash flows used for financing activities of $212 million in the first nine months of 2017.

The use of cash in the first nine months of 2018 was primarily the result of dividend payments ($81 million) and the net repayments of borrowings under our receivable securitization ($25 million).

The use of cash in the first nine months of 2017 was primarily the result of dividend payments ($78 million), the net repayment of borrowings under our credit facilities (revolver and receivable securitization) and long-term debt ($123 million) and a decrease in our bank indebtedness ($12 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $848 million as of September 30, 2018 compared to $991 million as of December 31, 2017.

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

Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 1.875%. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. At September 30, 2018, we were in compliance with these financial covenants.

Revolving Credit Facility

In August 2018, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with certain domestic and foreign banks, extending the Credit Agreement’s maturity date from August 18, 2021 to August 22, 2023.  The amount available under the Credit Agreement remains at $700 million.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At September 30, 2018, we were in compliance with these financial covenants and had no borrowings  (September 30, 2017– nil). At September 30, 2018, we had no outstanding letters of credit (September 30, 2017 – nil), leaving $700 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in March 2019.

At September 30, 2018, we had no borrowings under the receivables securitization facility and we had $52 million of letters of credit under the program (September 30, 2017 – $60 million and $51 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations. At September 30, 2018, we had $98 million unused and available under the receivable securitization facility.

Common Stock

On January 29, 2018, May 8, 2018 and August 7, 2018, our Board of Directors approved a quarterly dividend of $0.435 per share, respectively, to be paid to holders of our common stock. Dividends of $27 million, $28 million and $27 million were paid on April 16, 2018, July 16, 2018 and October 15, 2018, respectively, to shareholders of record on April 2, 2018, July 3, 2018 and October 2, 2018, respectively.

On November 6, 2018, our Board of Directors approved a quarterly dividend of $0.435 per share to be paid to holders of our common stock. This dividend is to be paid on January 15, 2019, to shareholders of record on January 2, 2019.

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

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q, contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance, liquidity and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2018, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter and the first nine months of 2018, we did not repurchase any shares under our stock repurchase program (the “Program”). We currently have $323 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

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

10.1

Third Amended and Restated Credit Agreement dated as of August 22, 2018, among the Company, Domtar Inc, Domtar Pulp and Paper General Partnership, Laboratorios Indas, S.A.U., and Attends Healthcare AB, Bank of Montreal, Goldman Sachs Bank USA, Royal Bank of Canada and Wells Fargo, N.A., as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agent and JP Morgan Chase Bank, N.A., as administrative agent.

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

Date: November 8, 2018

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary