Form 10-K
period 2018-12-31
Domtar CORP
filed 2019-02-22
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2018, was $3,002,586,945.

The number of shares of Registrant’s Common Stock outstanding as of February 16, 2019 was 62,923,743.

Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 8, 2019, are incorporated by reference into Part III of this Report.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

We operate the following business segments: Pulp and Paper and Personal Care. We had revenues of $5.5 billion in 2018, of which approximately 82% was from the Pulp and Paper segment and approximately 18% was from the Personal Care segment.

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

OUR CORPORATE STRUCTURE

At December 31, 2018, Domtar Corporation had a total of 62,914,569 shares of common stock issued and outstanding.

Our common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS”.

Information regarding our common stock is included in Item 8, Financial Statements and Supplementary Data under Note 20 “Shareholders’ Equity”.

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

Information regarding our reportable segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Item 8, Financial Statements and Supplementary Data under Note 23 “Segment Disclosures”. Geographic information is also included under Note 23 of the Financial Statements and Supplementary Data.

PULP AND PAPER

Our Manufacturing Operations

We produce approximately 4 million metric tons of softwood, fluff and hardwood pulp at 12 of our 13 mills (Port Huron being a non-integrated paper mill). More than 50% of our pulp is consumed internally to manufacture paper, with the balance being sold as market pulp. We also purchase limited papergrade pulp from third parties for specific grades and to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We have nine integrated pulp and paper mills and one non-integrated paper mill (eight in the United States and two in Canada), with an annual paper production capacity of approximately 3 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 13 converting and forms manufacturing operations (including a network of 10 plants located offsite from our paper making operations). Approximately 77% of our paper production capacity is in the United States and the remaining 23% is located in Canada.

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

The table below lists our operating pulp and paper mills and their annual production capacity:

			Saleable
PRODUCTION FACILITY	Fiberline Pulp Capacity		Paper (1)
	# lines	('000 ADMT) (2)	# machines	Category (3)	('000 ST) (2)
Uncoated freesheet
Ashdown, Arkansas	3	707	2	Communication	265
Windsor, Quebec	1	447	2	Communication	642
Hawesville, Kentucky	1	412	2	Communication	596
Kingsport, Tennessee	1	304	1	Communication	426
Marlboro, South Carolina	1	320	1	Specialty & Packaging	274
Johnsonburg, Pennsylvania	1	228	2	Communication	344
Nekoosa, Wisconsin	1	155	3	Specialty & Packaging	168
Rothschild, Wisconsin	1	65	1	Communication	131
Port Huron, Michigan	—	—	4	Specialty & Packaging	113
Espanola, Ontario	2	327	2	Specialty & Packaging	69
Total Uncoated freesheet	12	2,965	20		3,028
Pulp
Kamloops, British Columbia	1	354	—		—
Dryden, Ontario	1	327	—		—
Plymouth, North Carolina	1	390	—		—
Total Pulp	3	1,071	—		—
Total	15	4,036	20		3,028
Total Trade Pulp (4)		1,789

(1)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(2)	ADMT refers to an air dry metric ton and ST refers to short ton.
(3)	Represents the majority of the capacity at each of these facilities.
(4)	Estimated third-party shipments dependent upon market conditions. This also includes shipments to our Personal Care segment.

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

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 1.5 million cubic meters of softwood and 0.8 million cubic meters of hardwood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

During 2018, the cost of wood fiber relating to our Pulp and Paper segment comprised approximately 20% of the total consolidated cost of sales.

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

During 2018, the cost of chemicals relating to our Pulp and Paper segment comprised approximately 12% of the total consolidated cost of sales.

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include: biomass, natural gas and electricity. Approximately 72% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor, generated as byproducts from our manufacturing processes. The remainder of the energy comes from smaller amounts of other fossil fuels and purchased steam procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within pre-determined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuate based on prevailing market conditions. Biomass and fossil fuels are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We own cogenerating assets at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. These generating assets produce approximately 72% of the electricity requirements of this business segment, with the balance supplied from local utilities. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting.

During 2018, net energy costs relating to our Pulp and Paper segment comprised approximately 5% of the total consolidated cost of sales.

Our Transportation

Transportation of raw materials, wood fiber, chemicals and pulp into our mills is mostly done by rail and trucks, although barges are used in certain circumstances. We rely strictly on third parties for the transportation of our pulp and paper products between our mills, converting operations, distribution centers and customers. Our paper products are shipped mostly by truck and logistics are managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck depending on destination and customer preference. We work with all major railroads and approximately 350 trucking companies in the United States and Canada. Service agreements are typically negotiated on an annual basis. We pay diesel fuel surcharges which vary depending on the mode of transportation used, and the cost of diesel fuel.

During 2018, outbound transportation costs relating to our Pulp and Paper segment comprised approximately 11% of the total consolidated cost of sales.

Our Product Offering and Go-to-Market Strategy

Paper

Our uncoated freesheet papers are categorized into both communication papers and specialty and packaging papers. Communication papers are further categorized into business papers and commercial printing and publishing papers.

Our business papers include copy and electronic imaging papers, which are used with inkjet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 50% of our shipments of paper products in 2018.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. These products also include base papers that are converted into finished products, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 32% of our shipments of paper products in 2018.

Our specialty and packaging papers includes papers used for thermal printing, flexible packaging, food packaging, medical packaging, medical gowns and drapes, sandpaper backing, carbonless printing, labels and other papers used for coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 18% of our shipments of paper products in 2018. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

The chart below illustrates our main uncoated freesheet papers products and their applications:

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

Our paper sales channels are aligned to efficiently bring a competitive and complete product offering to our varied customers. Our customer service personnel work closely with sales, marketing and production staff to provide service and support to merchants, converters, end-users, stationers, printers and retailers. We promote our products directly to end-users and others who influence paper purchasing decisions in order to enhance brand recognition and increase product demand. In addition, our sales representatives work closely with mill-based product development personnel and undertake joint marketing initiatives with customers in order to better understand their business needs and to support their future requirements.

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

Our Customers

Our ten largest customers represented approximately 44% of our Pulp and Paper segment sales or approximately 36% of our total sales in 2018. In 2018, Staples, a customer of our Pulp and Paper segment, represented approximately 10% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2018, approximately 71% of our Pulp and Paper segment sales were in the United States, 11% were in Canada, and 18% were in other countries.

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

We currently operate six manufacturing facilities, with each having the ability to produce multiple product categories. At our Jesup facility, we have research and development capabilities and production lines which manufacture high quality airlaid and ultrathin laminated absorbent cores and we also have research and development activities in our divisional headquarters in Raleigh, North Carolina. We operate in the United States and in Europe.

On November 1, 2018, we announced a margin improvement plan within our Personal Care segment. As part of this plan, we announced the permanent closure of our Waco, Texas, manufacturing and distribution facility, the relocation of certain of our manufacturing assets and a workforce reduction of 214 full time employees as well as certain temporary positions across the division. The Waco, Texas facility is expected to cease operations in the third quarter of 2019.

Our Industry Dynamics

Aging population

We compete in an industry with fundamental drivers for long-term growth. The worldwide aging population suggests that adult incontinence will become much more prevalent over the next several decades, as baby boomers enter their senior years and medical advances continue to extend the average lifespan. By the year 2030, approximately one billion people worldwide are estimated to be 65 years old or older, representing 12% of the projected total world population.

Increased healthcare spending

While we are expected to benefit from the overall increase in healthcare spending due to an aging population, the pressure to limit public spending on healthcare may impact overall consumption or the channels in which consumption occurs.

Infant products

We compete within the competitive store brand segment of infant diapers and training pants. Future demand growth based on birth rate and demographic trends is forecasted to be limited in North America and Europe. The importance of the category to key retailers is expected to remain strong given the purchasing power and strategic importance of the infant diaper shopper. Today, our business is focused on securing multiyear contracts with large retailers that control the majority of volume, leading to intense competition with other manufacturers in the industry.

We believe that our product assortment provides our customers with the complete bundle of products at a scale required to meet their national distribution requirements.

Our Raw Materials

The primary raw materials used in our manufacturing process are fluff pulp, nonwovens and super absorbent polymers. A significant portion of the fluff pulp used in our Personal Care business is supplied internally from our Pulp and Paper business. The majority of our nonwoven and super absorbent polymers are purchased centrally based on multiyear contracts with pricing that fluctuates with market conditions. Other raw materials used in our manufacturing process include polypropylene film, elastics and adhesives which are also purchased with multiyear contracts.

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

Driving value in the Pulp and Paper business. Domtar’s Pulp and Paper business remains an important part of our growth plan, and we have strategies and operating priorities designed to maximize the value of the business. Our key priorities include: increasing productivity in our pulp business, pursuing new sources of paper consumption, pursuing asset repurposing opportunities and operating an optimal portfolio of strategic assets. We believe that execution on these priorities will enable Domtar to expand into complementary growth areas and protect its market position in Pulp and Paper.

Expanding into areas of growth and leveraging our fiber expertise. We are focused on optimizing and expanding our operations in markets with positive demand dynamics through investments for organic growth, the repurposing of assets and strategic acquisitions. Domtar has a history of proactively adapting to changing market conditions, and today, we are repositioning the Company towards areas of growth. We are well positioned to capitalize on new opportunities in the wood fiber market. The Company already has the financial resources, infrastructure, raw materials, technologies and expertise necessary to deliver new products. We believe that we have built a strong foundation for diversification and continue to make important, but disciplined, progress.

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

Operating responsibly on behalf of all of Domtar’s stakeholders. We try to make a positive difference every day by pursuing sustainable growth, valuing relationships, and responsibly managing our resources. We aim to care for our customers, end-users and stakeholders in the communities where we operate, all seeking assurances that resources are managed in a sustainable manner. We strive to provide these assurances by certifying our distribution and manufacturing operations and measuring our performance against internationally recognized benchmarks. Domtar is committed to the responsible use of forest resources across our operations, and we are enrolled in programs and initiatives to encourage landowners to pursue certification to improve their market access and increase their revenue opportunities. We believe that each of these initiatives also creates value for our stockholders and is part of our larger business strategy and commitment to environmental sustainability.

OUR COMPETITION

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers.

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products, which include an extensive offering of high quality Forest Stewardship Council (“FSC”)-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products. All of our pulp and paper manufacturing facilities are located in the United States or in Canada where we sell approximately 82% of our products. Domtar is the largest of the five manufacturers of uncoated freesheet papers in North America that represent approximately 80% of the total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet paper. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, particularly the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The market pulp we sell is fluff, softwood or hardwood pulp. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products. The fluff pulp we sell is used in absorbent products, incontinence products, diapers and feminine hygiene products. The softwood and hardwood pulp we sell is primarily slow growth northern bleached softwood and hardwood kraft, and we produce specialty engineered pulp grades with a pre-determined mix of wood species. Our softwood and hardwood pulps are sold to customers who make a variety of products for specialty paper, packaging, tissue and industrial applications, and customers who make printing and writing grades. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the United States or in Canada, and we sell approximately 58% of our pulp to other countries.

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

For the infant diaper business, competition is primarily across three major product categories: diapers, training pants and youth pants with customers served through the retail (mass retailers, dollar stores, supermarkets, warehouse clubs) and direct to consumer channels. In North America, branded labels represent the majority of the infant market with the top two manufacturers supplying a significant portion of the branded demand. The remaining supply is represented by private label, and is split among the competition. In Europe, the top manufacturer supplies approximately 50% of the demand with branded labels, and the remainder is represented by private label. Products are marketed in multiple channels: mass retailers, dollar stores, supermarkets, warehouse clubs, internet and home health care.

In both the adult incontinence and infant diaper businesses, the principal methods and elements of competition remain brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities. Growing competitive market pressures in the healthcare and retail markets in recent years, including the entry of new competitors in the private label category, excess industry capacity and the pressure to limit public healthcare spending are resulting in lower than previously anticipated sales and operating margins.

OUR EMPLOYEES

We have approximately 10,000 employees, of which approximately 60% are employed in the United States, 28% in Canada and 12% in Europe. Approximately 44% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis. Certain agreements will expire in 2019 and others will expire between 2020 and 2022.

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

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. Additional information regarding environmental matters is included in Item 8, Financial Statements and Supplementary Data under Note 21 “Commitments and Contingencies” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section of Critical accounting estimates and policies, caption “Environmental matters and asset retirement obligations”.

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

OUR EXECUTIVE OFFICERS (“MANAGEMENT COMMITTEE”)

Name	Age	Position and Business Experience
John D. Williams	64

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

Mr. Williams is Lead Independent Director of the Board of Directors of Owens Corning, the Chair of the advisory board of the Stern Center for Sustainable Business at New York University and the Non-Executive Chairman of Form Technologies, Inc., a privately-held leading global group of precision component manufacturers based in Charlotte, North Carolina.

Daniel Buron	55

Senior Vice-President and Chief Financial Officer of the Company since March 2007. Mr. Buron was previously Senior Vice-President and Chief Financial Officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was Vice-President, Finance, Pulp and Paper sales division and, prior to September 2002, he was Vice-President and Controller. He has over 30 years of experience in finance. Mr. Buron is a Director of the McGill University Health Centre Foundation.

Michael D. Garcia	54

President, Pulp and Paper Division of the Company. Mr. Garcia joined Domtar in 2014. Prior to joining the Company, he was the chief executive officer at EVRAZ Highveld Steel & Vanadium Co., South Africa’s second largest steel producer. Mr. Garcia has more than 25 years of international management experience in paper, steel, and aluminum manufacturing and marketing. He has broad global experience, including executive assignments in Asia and Africa. Mr. Garcia is a Director of the Federal Reserve Bank of Richmond, Charlotte Branch, and of the USO of North Carolina.

Michael Fagan	57

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

Zygmunt Jablonski	65

Senior Vice-President and Chief Legal and Administrative Officer of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years. From 1985 to 1994, he practiced law in Washington, DC.

Patrick Loulou	50

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	cyberattack or other security breaches;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any; and
•	the other factors described under “Risk Factors,” Item 1A.

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

The Company is pursuing strategic initiatives that management considers important to our long-term success. The intent of these initiatives is to help grow the business and counteract the secular decline in our North American paper business. These initiatives may involve organic growth, select joint ventures and strategic acquisitions. The success of these initiatives will depend on, among other things, our ability to identify potential strategic initiatives, understand the key trends and principal drivers affecting those businesses and to execute the initiatives in a cost effective manner. There are significant risks involved with the execution of such initiatives, including significant business, economic and competitive uncertainties, many of which are outside the Company’s control.

In addition, in the past we have converted paper mills to fluff pulp production facilities. If circumstances warrant, in the future we may again convert paper mills to produce pulp or other products. Conversions can be capital intensive and can involve the shutdown of a facility for an extended period of time, followed by an extended ramp-up and customer certification process. In addition, the success of a conversion depends upon demand over time for the new product relative to the previously produced paper products, as well as costs and other factors, and there can be no assurance that a conversion will be as successful as expected.

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

As a result, prices for all of the Company’s pulp and paper products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. Refer to Item 8, Financial Statements and Supplementary Data under Note 15 “Closure and restructuring costs and liability” for more details. Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical, transportation and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control. If the prices or demand for its pulp and paper products decline, or if its wood fiber, chemical, transportation or energy costs increase, or both, this could adversely affect the Company’s results of operations and financial position.

The Company is affected by changes in currency exchange rates.

The Company has manufacturing operations in the United States, Canada, Sweden and Spain. As a result, it is exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. The Company’s European subsidiaries are exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than their Euro functional currency. Additionally, there has been, and may continue to be, volatility in currency exchange rates. The Company’s risk management policy allows hedging a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use foreign exchange derivative instruments to mitigate its exposure to fluctuations in foreign currency exchange rates. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. Currency exchange rates could adversely affect the Company’s results of operations and financial position.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 10% of the Company’s sales in 2018. A significant change in customer relationships or in customer demand for our products could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 10% of the Company’s sales in 2018. A significant reduction in sales to any of the Company’s key customers could materially adversely affect the Company’s business, financial condition or results of operations, could result from such customers further diversifying their product sourcing, or experiencing financial difficulty or consolidating with each other.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require ongoing capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2018, the Company’s total capital expenditures were $195 million.

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

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the revolving credit facility contains restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Item 8, Financial Statements and Supplementary Data under Note 18 “Long-term debt” for more details.

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Company’s unsecured long-term notes and service its other debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

In 2018, the Company paid approximately $358 million in interest and principal payments. The Company’s ability to make payments on and refinance its debt, including the Company’s unsecured long-term notes and amounts borrowed under its revolving credit facility and term loan, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $68 million of operating expenses and $8 million of capital expenditures in connection with environmental compliance and remediation in 2018. As of December 31, 2018, the Company had a provision of $37 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping).

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations (such as changes in climate change regulation), or interpretation thereof, might require significant expenditures. For additional information, refer to Item 8, Financial Statements and Supplementary Data under Note 21 “Commitments and Contingencies”. The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

Failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial results or condition.

In addition to environmental laws, the Company’s business and operations are subject to a broad range of other laws and regulations in the United States and Canada as well as other jurisdictions in which the Company operates, including antitrust and competition laws, occupational health and safety laws, healthcare reimbursement laws, such as Medicare and Medicaid, and employment laws. Many of these laws and regulations are complex and subject to evolving and differing interpretation. If the Company is determined to have violated any such laws or regulations, whether inadvertently or willfully, it may be subject to civil and criminal penalties, including substantial fines, loss of authorizations to participate in or exclusion from government programs, claims for damages by third parties or fines or monetary penalties which may have a material adverse effect on the Company’s financial position, results of operations or cash flows. For additional information, refer to Item 8, Financial Statements and Supplementary Data under Note 21 “Commitments and Contingencies” under the caption “Spanish Competition Investigation”.

The Company’s financial results could be affected by changes in U.S. and foreign tax laws or in the mix of our U.S. and foreign earnings, as well as adjustments to our estimates of uncertain tax issues or results from audits by U.S. or foreign tax authorities.

The Company is subject to U.S. and foreign tax laws and regulations. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Recently, international tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved partly due to the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development and supported by the G20. Changes in these laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect the Company’s financial results. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations, such as the U.S. Tax Cuts and Jobs Acts (“U.S. Tax Reform”), enacted in 2017. Finally, foreign governments may enact tax laws in response to the U.S. Tax Reform that could result in further changes to global taxation and materially impact the Company’s financial results.

The U.S. Tax Reform significantly changes how the U.S. taxes corporations. The U.S. Tax Reform requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provision of the U.S Tax Reform and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from the Company’s interpretation.

The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. The Company is also subject to the examination of its tax returns and other matters by tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes and as of December 31, 2018, has a reserve for liabilities relating to uncertain tax positions of $32 million. Taxing authorities may disagree with the positions the Company has taken regarding the tax treatment or characterization of its transactions. If any tax authorities were successful in challenging the tax treatment or characterization of any of the Company’s transactions, it could also adversely affect its financial results.

The Company’s Pulp and Paper business may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company’s Pulp and Paper business, comprising approximately 20% of the consolidated cost of sales in 2018. Wood fiber is a commodity, and prices historically have been impacted by a variety of factors. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

Due to the commodity nature of the Company’s products, the relationship between supply and demand for these products, rather than changes in the cost of raw materials or purchased energy, will determine the Company’s ability to increase prices. Consequently, the Company may be unable to pass on increases in its operating costs to its customers. Any sustained increase in raw material or energy prices without any corresponding increase in product pricing would reduce the Company’s operating margins and may have a material adverse effect on its business and results of operations.

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

Employees at 17 of the Company’s facilities, representing approximately half of the Company’s employees, are represented by unions through collective bargaining agreements generally negotiated on a facility-by-facility basis. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and results of operations.

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

The Company’s IT systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. The protection of customers, employees and company data is critical to the Company’s business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, retaining certain personal information and providing other processes necessary to manage its business. The Company is exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, including protection of confidential or personal information, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. The Company’s IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-incidents. The Company cannot guarantee that its security efforts will prevent breaches or breakdowns to its IT systems or those of its third party providers. Potential consequences of a material cyber incident, which could result in confidential or personal information being accessed, obtained, damaged or used by unauthorized or improper persons, include damage to the Company’s reputation, litigation, inefficiencies or production downtimes and increased cyber security protection and remediation costs. Such consequences could have a negative impact on the Company’s ability to meet customers’ orders, resulting in a delay or decrease to its revenue and a reduction to its operating margins.

The Company could encounter difficulties restructuring operations or closing or disposing of facilities.

The Company is continuously seeking the most cost-effective means and structure to serve our customers and to respond to changes in our markets. Accordingly, from time to time, the Company has, and is likely to again close facilities, sell non-core assets and otherwise restructure operations in an effort to improve cost competitiveness and profitability. As a result, restructuring and divesture costs have been, and are expected to be, a recurring component of our operating costs, and may vary significantly from year to year depending on the scope of such activities. Divestures and restructuring may also result in significant financial charges for the impairment of assets, including intangible assets. For example, the Company expects that its 2019 results will include approximately $42 million of closure and restructuring costs related to its 2018 announced margin improvement plan at its Waco, Texas, Personal Care manufacturing and distribution facility. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve its goal, and if the Company cannot successfully manage the associated risks, its financial condition and results of operations could be adversely affected.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2018, the Company’s defined benefit plans had a surplus of $107 million on certain plans and a deficit of $88 million on others.

Since pension fund obligations are primarily long-term in nature, losses in pension fund investments, if any, would result in increased contributions by the Company, to be paid over 5 year or 10 year periods, depending upon the applicable legislation for funding pension deficits. Losses, if any, would also impact the Company’s results over a longer period of time and immediately increase liabilities and reduce equity.

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2018, the Company’s defined benefit pension plans held assets with a fair value of $1,588 million.

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

As a result of business acquisitions in the past years, mostly in the Personal Care segment, the Company carries on its balance sheet intangible assets. As of December 31, 2018, the Company’s balance sheet included intangible assets of $597 million, of which $311 million related to intangible assets subject to amortization and $286 million related to indefinite-lived intangible assets. The Company performs annual evaluations or more frequently if indicators arise, for potential impairment of the carrying value of its intangible assets. Impairment assessments inherently involve management judgment as to the assumptions used to estimate fair value of the intangible asset being tested. Changes in assumptions or estimates can materially affect the determination of fair value. The major factors that influence the analysis of fair value are the Company's assessment of industry and market conditions, estimates for future revenue growth rates, royalty rates, economic indicators, tax rates and the discount rate associated with the asset being tested.

In connection with the Company's annual impairment testing performed in the fourth quarter of 2018, the Company performed a quantitative assessment for each indefinite-lived intangible asset (trade names and catalog rights) of the Personal Care segment. The tests indicated that the indefinite-lived intangible assets had fair values that exceeded their carrying amounts. Two Personal Care segment indefinite-lived intangible assets are considered to be at risk for future impairment given their respective fair values exceed their respective carrying values by 3% and 20% at the time the test was performed. As of December 31, 2018, the carrying value of these indefinite-lived intangible assets was $116 million and $39 million. If assumed revenue growth is not achieved in future periods and/or events occur that lead to a royalty rate decrease and/or there is an increase to the rate used to discount the estimated cash flows, there is the potential for partial or full impairment related to the indefinite-lived intangible assets. If the Company is required to impair all or a significant amount of the carrying value of related intangible assets, and consequently record a non-cash impairment charge, the Company’s net earnings could be materially and adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

A description of our mills and related properties is included in Part I, Item I, Business, of this Annual Report on Form 10-K.

Production facilities

We own substantially all of our production facilities with the exception of some production facilities where a certain portion is subject to a lease in connection with an industrial development bond arrangement, or are leased with a third party or are fee-in-lieu-of-tax agreements, and lease substantially all of our sales offices, regional replenishment centers and warehouse facilities. We believe our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all of the equipment used in our facilities.

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

Rock Hill, South Carolina

Tatum, South Carolina

Washington Court House, Ohio

Local Distribution Centers

Buffalo, New York

Cincinnati, Ohio

Cleveland, Ohio

Des Moines, Iowa

Houston, Texas

Kansas City, Kansas

Minneapolis, Minnesota

Nashville, Tennessee

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

Personal Care

Division Headquarters

Raleigh, North Carolina

Personal Care – Manufacturing and Distribution

NORTH AMERICA

Delaware, Ohio

Greenville, North Carolina

Jesup, Georgia

Waco, Texas (1)

EUROPE

Aneby, Sweden

Toledo, Spain

Personal Care –

Sales offices

Daytona Beach, Florida

Tuitjenhorn, The Netherlands

Olivette, Missouri

Oslo, Norway

Linz, Austria

Madrid, Spain

Pusignan, France

Rheinfelden, Switzerland

Schwalbach am Taunus, Germany

Stockholm, Sweden

Texarkana, Arkansas

Wakefield, United Kingdom

(1)On November 1, 2018, we announced a margin improvement plan within our Personal Care segment, including the permanent closure of our Waco, Texas, manufacturing and distribution facility. The facility is expected to cease operations in the third quarter of 2019.

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

For a discussion of commitments, legal proceedings and related contingencies, refer to Item 8, Financial Statements and Supplementary Data under Note 21 “Commitments and Contingencies” for more details.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS”.

HOLDERS

At December 31, 2018, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 21,215.

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on December 31, 2013 with a $100 investment in an equally-weighted portfolio of a peer group(1), and a $100 investment in the S&P 400 MidCap Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

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

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
(In millions of dollars, except per share figures)
Statement of Income Data:
Sales[1]	$5,455	$5,148	$5,090	$5,257	$5,555
Closure and restructuring costs and impairment of property, plant and equipment and goodwill [2]	15	580	61	81	32
Depreciation and amortization	308	321	348	359	384
Operating income [2,3]	386	(328)	208	276	376
Net (loss) earnings [4]	283	(258)	128	142	431
Net (loss) earnings per common share - basic	$4.50	$(4.11)	$2.04	$2.24	$6.65
Net (loss) earnings per common share - diluted	$4.48	$(4.11)	$2.04	$2.24	$6.64
Cash dividends paid per common share	$1.72	$1.66	$1.63	$1.58	$1.30
Balance Sheet Data:
Cash and cash equivalents	$111	$139	$125	$126	$174
Property, plant and equipment, net	2,605	2,765	2,825	2,835	3,131
Total assets	4,925	5,212	5,680	5,654	6,175
Long-term debt due within one year	1	1	63	41	169
Long-term debt	853	1,129	1,218	1,210	1,171
Total shareholders' equity	2,538	2,483	2,676	2,652	2,890

[1]

As a result of adopting the new accounting standard “Revenue from Contracts with Customers,” we have revised our 2017, 2016, 2015 and 2014 previously reported Sales, which were as follows: $5,157 million, $5,098 million, $5,264 million and $5,563 million, respectively. Refer to Item 8, Financial Statement and Supplementary Data under Note 2 “Recent Accounting Pronouncements” for more details.

[2]

In the fourth quarter of 2017, we recorded non-cash goodwill impairment charge associated with our Personal Care segment of $578 million. For additional information, refer to Item 8, Financial Statement and Supplementary Data under Note 4 “Impairment of Property, Plant and Equipment and Goodwill.”

[3]

As a result of adoption the new accounting guideline “Improving the Presentation of Net Periodic Cost and Net Periodic Postretirement Benefit Cost,” we have revised our 2017, 2016, 2015 and 2014 previously reported Operating income (loss), which were as follows: $(317) million, $223 million, $288 million and $364 million, respectively. Refer to Item 8, Financial Statement and Supplementary Data under Note 2 “Recent Accounting Pronouncements” for more details.

[4]

In the fourth quarter of 2017, we recorded a net tax benefit of $140 million related to the U.S. Tax Reform of 2017, which is composed of a benefit of $186 million for the remeasurement of deferred tax assets and liabilities and a charge of $46 million for the repatriation tax. During 2018, we recorded an additional tax benefit of $13 million, $7 million related to adjustments to the repatriation tax and $6 million related to the revaluation of net deferred tax liabilities. Also, the net earnings for the fourth quarter of 2018 included a tax expense of $10 million related to the U.S. Tax Reform. For additional information, refer to Item 8, Financial Statement and Supplementary Data under Note 10 “Income Taxes.”

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the twelve-month periods ended December 31, 2018, 2017 and 2016. The twelve month periods are also referred to as 2018, 2017 and 2016. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	2018 Highlights
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources
•	Recent Accounting Pronouncements and Critical Accounting Estimates and Policies

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

2018 HIGHLIGHTS

•	Operating income and net earnings increased by 218% and 210%, respectively from 2017
•

Sales increased by 6% from 2017. Net average selling prices for pulp and paper were up while net average selling prices for personal care products were down from 2017. Our manufactured paper volumes were up while our pulp and personal care volumes were down when compared to 2017

•

Recognition of a closure and restructuring charge and accelerated depreciation associated with an announced margin improvement plan within our Personal Care segment of $8 million and $7 million, respectively

•	$554 million of cash flow from operating activities
•	We paid $108 million in dividends

	Twelve months ended
	December 31,	December 31,	December 31,	Variance 2018 vs. 2017		Variance 2017 vs. 2016
FINANCIAL HIGHLIGHTS	2018	2017	2016	$	%	$	%
(In millions of dollars, unless otherwise noted)
Sales	$5,455	$5,148	$5,090	$307	6%	$58	1%
Operating (loss) income [1]	386	(328)	208	714	218%	(536)	-258%
Net (loss) earnings [2]	283	(258)	128	541	210%	(386)	-302%
Net (loss) earnings per common share (in dollars) [3]:
Basic	$4.50	$(4.11)	$2.04	$8.61		$(6.15)
Diluted	$4.48	$(4.11)	$2.04	$8.59		$(6.15)

	At December 31,	At December 31,
	2018	2017
Total assets	$4,925	$5,212
Total long-term debt, including current portion	$854	$1,130

[1]

As a result of the margin improvement plan within our Personal Care segment announced in the fourth quarter of 2018, we recorded a closure and restructuring charge of $8 million and an accelerated depreciation of property, plant and equipment charge of $7 million. In the fourth quarter of 2017, we recorded non-cash goodwill impairment charge associated with our Personal Care segment of $578 million. See Item 8, Financial Statements and Supplementary Data under Note 15 “Closure and Restructuring Costs and Liability” and Note 4 “Impairment of Property, Plant and Equipment and Goodwill”, for more information.

[2]

In the fourth quarter of 2017, we recorded a net tax benefit of $140 million related to the U.S. Tax Reform, which is composed of a benefit of $186 million for the remeasurement of deferred tax assets and liabilities and a charge of $46 million for the repatriation tax, and adjusted by $7 million in the third quarter of 2018. See Item 8, Financial Statements and Supplementary Data under Note 10 “Income Taxes” for more information.

[3]	See Item 8, Financial Statements and Supplementary Data under Note 6 "Earnings (loss) per Common Share" for more information on the calculation of net earnings per common share.

OUTLOOK

In 2019, our paper shipments will increase as we respond to increased demand from our customers following the announced industry capacity closures while paper prices will continue to improve in the wake of the recently announced price increases across the majority of our paper grades. Softwood and fluff pulp markets will remain balanced through the year due to continued steady demand growth and limited announced new capacity. We anticipate costs, including freight, labor and raw materials, to marginally increase. Personal Care is expected to benefit from our margin improvement plan and new customer wins, partially offset by further raw material cost inflation.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our 2018, 2017 and 2016 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

As a result of adopting the new accounting standard “Revenue from Contracts with Customers,” we have revised our segment disclosures to conform to the new guideline. In 2017 and 2016, previously reported Sales were as follows: $4,216 million for Pulp and Paper (2016 - $4,239 million), $1,005 million for Personal Care (2016 - $917 million), and $(64) million for Intersegment sales (2016 - $(58) million).  As a result of adopting the new accounting guideline “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” we have revised our 2017 and 2016 segment disclosures to conform to the new guideline. In 2017 and 2016, previously reported numbers for Operating income (loss) were as follows: $250 million for Pulp and Paper (2016 - $217 million), ($527) million for Personal Care (2016 - $57 million), and $(40) million for Corporate (2016 - $(51) million).

ANALYSIS OF NET SALES
By Business Segment	Twelve months ended
	December 31,	December 31,	December 31,	Variance 2018 vs. 2017		Variance 2017 vs. 2016
	2018	2017	2016	$	%	$	%
Pulp and Paper	$4,523	$4,216	$4,239	307	7%	(23)	-1%
Personal Care	1,000	996	909	4	—%	87	10%
Total for reportable segments	5,523	5,212	5,148	311	6%	64	1%
Intersegment sales	(68)	(64)	(58)	(4)		(6)
Consolidated	5,455	5,148	5,090	307	6%	58	1%
Shipments
Paper - manufactured (in thousands of ST)	2,971	2,891	3,021	80	3%	(130)	-4%
Communication Papers	2,446	2,401	2,522	45	2%	(121)	-5%
Specialty and Packaging papers	525	490	499	35	7%	(9)	-2%
Paper - sourced from third parties (in thousands of ST)	109	109	123	—	—%	(14)	-11%
Paper - total (in thousands of ST)	3,080	3,000	3,144	80	3%	(144)	-5%
Pulp (in thousands of ADMT)	1,536	1,722	1,513	(186)	-11%	209	14%

ANALYSIS OF CHANGES IN SALES
	2018 vs. 2017				2017 vs. 2016
	% Change in Net Sales due to				% Change in Net Sales due to
		Volume /				Volume /
	Net Price	Mix	Currency	Total	Net Price	Mix		Currency	Total
Pulp and Paper	8%	-1%	—%	7%	—%	-1%		—%	-1%
Personal Care	-1%	-1%	2%	—%	-1%	11%	(a)	—%	10%
Consolidated sales	7%	-1%	—%	6%	—%	1%		—%	1%

(a)	Includes sales of HDIS since October 1, 2016.

ANALYSIS OF OPERATING INCOME (LOSS)
	Twelve months ended
By Business Segment	December 31,	December 31,	December 31,	2018 vs. 2017 Variance		2017 vs. 2016 Variance
	2018 (a)	2017 (b)	2016	$	%	$	%
Operating income (loss)
Pulp and Paper	$438	$237	$201	201	85%	36	18%
Personal Care	$(5)	$(527)	$57	522	99%	(584)	(1025)%
Corporate	$(47)	$(38)	$(50)	(9)	-24%	12	24%
Consolidated operating income (loss)	$386	$(328)	$208	714	218%	(536)	(258)%

(a)

Includes closure and restructuring charge and accelerated depreciation of property, plant and equipment associated with an announced margin improvement plan within our Personal Care segment of $8 million and $7 million, respectively.

(b)	Includes non-cash goodwill impairment charge associated with our Personal Care segment of $578 million.

2018 VS. 2017
	$ Change in Segmented Operating Income (Loss) due to
	Volume/			Operating (b)		Depreciation/		Other Income/
	Mix	Net Price	Input Costs (a)	Expenses	Currency	Impairment (c)	Restructuring (d)	Expense (e)	Total
Pulp and Paper	(1)	355	(69)	(94)	(9)	16	—	3	201
Personal Care	(2)	(5)	(25)	(11)	4	568	(6)	(1)	522
Corporate	—	—	—	7	—	—	—	(16)	(9)
Consolidated operating income (loss)	(3)	350	(94)	(98)	(5)	584	(6)	(14)	714

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

In our Personal Care segment, in 2018, we recorded $7 million of non-cash impairment of property, plant and equipment compared to $578 million of non-cash impairment of goodwill recorded in 2017. Depreciation charges were lower by $13 million in 2018, excluding foreign currency impact.

(d)

2018 restructuring charges relate mostly to:	2017 restructuring charges relate mostly to:
-Inventory write-down ($4 million) -Severance and termination costs ($3 million) -Other costs ($1 million)	-Severance and termination costs ($2 million)
(e)

2018 operating expenses/income includes:	2017 operating expenses/income includes:
- Net gain on sale of property, plant and equipment ($4 million) - Foreign exchange gain ($2 million) - Environmental provision ($5 million) - Bad debt expense ($2 million) - Other income ($1 million)

- Net gain on sale of property, plant and equipment

($13 million)

- Reversal of contingent consideration ($2 million)

- Bad debt expense ($1 million)

- Environmental provision ($3 million)

- Foreign exchange loss ($1 million)

- Other income ($4 million)

Commentary - 2018 vs. 2017

Interest Expense, net

We incurred $62 million of net interest expense in 2018 compared to net interest expense of $66 million in 2017. Interest expense decreased mainly due to the repayment at maturity of the 10.75% Notes due in June 2017 and was partially offset by an increase in interest rate on the Term Loan.

Income Taxes

We recorded an income tax expense of $57 million in 2018 compared to an income tax benefit of $125 million in 2017, which yielded an effective tax rate of 17% and 33% for 2018 and 2017, respectively.

During 2018, we recorded $19 million of tax credits, mainly research and experimentation credits, which significantly impacted our effective tax rate.

On December 22, 2017, the U.S. Tax Reform was signed into law. The U.S. Tax Reform significantly changed U.S. tax law for businesses by, among other things, lowering the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a one-time deemed repatriation tax on accumulated foreign earnings. As a result of the U.S. Tax Reform, we recorded a net tax benefit of $140 million in the fourth quarter of 2017 when the legislation was enacted. This consisted of a provisional tax benefit of $186 million relating to the revaluation of our ending net deferred tax liabilities and a provisional expense of $46 million related to the deemed repatriation tax. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application in situations when a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. The end of the measurement period for SAB 118 purposes was December 22, 2018. We have completed our analysis, including currently available legislative updates, and have recorded an additional tax benefit of $13 million for the year ended December 31, 2018. Of this benefit, $7 million related to adjustments to the deemed mandatory repatriation tax and $6 million related to the revaluation of the Company’s net deferred tax liabilities. Both of these amounts impacted the effective tax rate for 2018.

As a result of the deemed mandatory repatriation tax requirement of the U.S. Tax Reform, we have taxed our undistributed foreign earnings as of December 31, 2017, at reduced tax rates. After completing our evaluation of the U.S. Tax Reform’s impact on business operations, we have determined that we are no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. Therefore, as of December 31, 2018, we have recorded a deferred tax liability of $10 million for foreign withholding tax and various state income taxes associated with future repatriation of these earnings. This $10 million of tax expense impacted the effective tax rate for 2018. We have not provided for deferred taxes on outside basis differences in our investments in foreign subsidiaries that are unrelated to unremitted earnings as we estimate that the deferred tax liability recorded in

2018 in combination with the repatriation tax amount covers all tax liabilities with foreign investments to date. We remain indefinitely reinvested in the outside basis differences of our foreign subsidiaries.

During 2017, we recorded a goodwill impairment charge of $578 million with minimal tax benefit which impacted the effective tax rate by $200 million. This was partially offset by a net tax benefit of $140 million related to the U.S. Tax Reform, which was composed of a benefit of $186 million for the remeasurement of deferred tax assets and liabilities and a charge of $46 million for the repatriation tax. The effective tax rate for 2017 was also significantly impacted by our foreign operations being taxed at lower statutory tax rates and by recording $24 million of current tax credits, mainly research and experimentation credits. We recorded a net valuation allowance increase of $3 million related to certain foreign loss carryforwards and a U.S. state credit, which impacted the effective tax rate for the year.

The U.S. Tax Reform also includes a base erosion provision for Global Intangible Low-Taxed Income (“GILTI”). Beginning in 2018, the GILTI provisions require us to include in our U.S. income tax return, earnings of foreign subsidiaries that are in excess of an allowable return on the tangible assets of the foreign subsidiaries. We are required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current-period expense when incurred or (2) factor such amounts into the measurement of deferred taxes. We have elected to account for any taxes associated with GILTI in accordance with the current-period expense method.

2017 VS. 2016
	$ Change in Segmented Operating Income (Loss) due to
	Volume/			Operating (c)		Depreciation/		Other Income/
	Mix(a)	Net Price	Input Costs (b)	Expenses	Currency	Impairment (d)	Restructuring (e)	Expense (f)	Total
Pulp and Paper	(17)	(2)	14	(73)	15	60	31	8	36
Personal Care	6	(11)	3	3	(4)	(579)	(1)	(1)	(584)
Corporate	—	—	—	2	(1)	—	—	11	12
Consolidated operating income (loss)	(11)	(13)	17	(68)	10	(519)	30	18	(536)

(a)	Includes results of HDIS since October 1, 2016.
(b)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(c)	Includes maintenance, freight costs, SG&A expenses and other costs.
(d)

In 2017, we recorded $578 million of non-cash impairment of goodwill related to our Personal Care segment, compared to $29 million of accelerated depreciation recorded in 2016 related to the conversion of a paper machine to a high quality fluff pulp line at our Ashdown mill. Depreciation charges were lower by $30 million in 2017, excluding foreign exchange currency impact.

(e)

2017 restructuring charges related mostly to:

-Severance and termination costs ($2 million)

(f)

2017 operating expenses/income includes

- Net gain on sale of property, plant and equipment

($13 million)

- Reversal of contingent consideration ($2 million)

- Bad debt expense ($1 million)

- Environmental provision ($3 million)

- Foreign exchange loss ($1 million)

- Other income ($4 million)

2016 restructuring charges related mostly to:

-Fluff pulp conversion outage ($26 million)

-Severance and termination costs ($9 million)

-Pension settlement and withdrawal liability ($3 million)

2016 operating expenses/income includes:- Foreign exchange loss ($6 million)- Environmental provision ($2 million)- Other income ($4 million)

Commentary - 2017 vs. 2016

Interest Expense, net

We incurred $66 million of net interest expense in both 2017 and 2016.  Interest expense increased due to a reduction in capitalized interest and an increase in interest expense related to the Term Loan Agreement. This increase was offset by the repayment at maturity of the 9.5% Notes due in August 2016 and of the maturity of the 10.75% Notes due in June 2017.

Income Taxes

We recorded an income tax benefit of $125 million in 2017 compared to a tax expense of $29 million in 2016, which yields an effective tax rate of 33% and 18% for 2017 and 2016, respectively.

During 2017, we recorded a goodwill impairment charge of $578 million with minimal tax benefit which impacted the effective tax rate by $200 million. This was partially offset by a net tax benefit of $140 million related to the U.S. Tax Reform, which is composed of a benefit of $186 million for the remeasurement of deferred tax assets and liabilities and a charge of $46 million for the repatriation tax. See “U.S. Tax Reform” below for more information. The effective tax rate for 2017 was also significantly impacted by our foreign operations being taxed at lower statutory tax rates and by recording $24 million of current tax credits, mainly research and experimentation credits.

During 2016, we recorded $18 million of tax credits, mainly research and experimentation credits, which significantly impacted the effective tax rate. The effective tax rate for 2016 was also significantly impacted by our foreign operations being taxed at lower statutory tax rates.

U.S. Tax Reform

The U.S. Tax Reform was signed into law on December 22, 2017. The U.S. Tax Reform significantly changed U.S. tax law for businesses by, among other things, lowering the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a one-time deemed repatriation tax on accumulated foreign earnings. As a result of the corporate tax rate reduction, we revalued our ending net deferred tax liabilities, and recognized a provisional tax benefit of $186 million in our consolidated statement of earnings for the year ended December 31, 2017.

The U.S Tax Reform provided for a mandatory one-time deemed repatriation tax on our undistributed foreign earnings and profits. We recorded a provisional repatriation tax amount of $46 million, which we elected to pay over eight years, and which impacted the 2017 tax rate. While we made a reasonable estimate of the repatriation tax amount, we continued to analyze various factors, including the impact of foreign tax credits available to offset the tax. We continued to gather additional information and monitor for further interpretive guidance in order to finalize our calculations and complete our accounting for the repatriation tax liability.

Additionally, we continued to assess the impact of the U.S. Tax Reform with respect to our current strategy of reinvesting profits of foreign subsidiaries back into those foreign operations. As of December 31, 2017 we had not completed our analysis of the impacts of the U.S Tax Reform and how these changes would impact operational decisions around the utilization of cash residing in the foreign subsidiaries. As such, we had not recorded a tax liability amount for this item.

Valuation Allowances

In 2017, we recorded a net valuation allowance increase of $3 million related to certain foreign loss carryforwards and a U.S. state credit, which impacted the effective tax rate for the year. In 2016, we recorded a net valuation reversal of $1 million, related to foreign loss carryforwards, which impacted the effective tax rate for the year.

Commentary – Segment Review

Pulp and Paper Segment

2018 vs. 2017

Sales in our Pulp and Paper segment increased by $307 million, or 7%, when compared to sales in 2017. This increase in sales is mostly due to an increase in net average selling price for pulp and paper as well as an increase in our paper sales volume. This increase was partially offset by a decrease in our pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $438 million in 2018, an increase of $201 million, when compared to operating income of $237 million in 2017. Our results were positively impacted by:

•	Higher average selling prices for pulp and paper ($355 million)
•	Lower depreciation charges ($16 million) due to certain assets being fully depreciated
•	Higher other income/expense ($3 million)

These increases were partially offset by:

•

Higher operating expenses ($94 million) mostly due to higher freight as a result of a shortage of truck capacity in North America and higher maintenance costs due to timing of planned maintenance, as well as lower production

•	Higher input costs ($69 million) mostly related to higher costs of chemical, fiber, and energy in part due to severe weather conditions as well as unfavorable market conditions
•	Negative impact of our hedging program and a stronger Canadian dollar on our Canadian denominated expenses ($9 million)
•	Lower volume and mix ($1 million) mostly related to lower volume of pulp, partially offset by higher volume of paper

2017 vs. 2016

Sales in 2017 in our Pulp and Paper segment decreased by $23 million, or 1%, when compared to sales in 2016. This decrease in sales is mostly due to a decrease in our paper sales volumes, partially offset by an increase in our pulp sales volumes. Our net average selling price for papers decreased while our net average selling price for pulp increased.

Operating income in our Pulp and Paper segment amounted to $237 in 2017, an increase of $36 million, when compared to operating income of $201 million in 2016. Our results were positively impacted by:

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

•	Positive impact of our hedging program, partially offset by a stronger Canadian dollar on our Canadian denominated expenses ($15 million)
•	Higher other income/expense ($8 million)

These increases were partially offset by:

•	Higher operating expenses ($73 million) mostly due to higher freight, compensation, warehousing and packaging costs as well as lower production
•	Lower volume and mix ($17 million) mostly related to lower volume of paper, partially offset by higher volume of pulp
•	Lower average selling prices for paper, partially offset by higher average selling prices for pulp ($2 million)

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

Personal Care

2018 vs. 2017

Sales in 2018 in our Personal Care segment increased by $4 million, remaining relatively flat, when compared to sales in 2017. This increase in sales was driven by favorable foreign currency exchange, mostly due to a stronger Euro and favorable mix, partly offset by lower volume and selling prices.

Operating income increased by $522 million compared to 2017. Our results were positively impacted by:

•

Lower depreciation/impairment charges ($568 million) mostly due to the non-cash impairment of goodwill recorded in 2017 of $578 million partially offset by a non-cash impairment of property, plant and equipment charge of $7 million recorded in 2018

•	Favorable foreign exchange ($4 million), mostly due to a stronger Euro, net of our hedging program

These increases were partially offset by:

•	Higher input costs ($25 million) mostly due to increasing raw materials pricing
•	Higher operating expenses ($11 million) mostly due to higher manufacturing and freight costs
•	Higher closure and restructuring charges ($6 million) mostly due to the charge recorded in the fourth quarter of 2018 for our margin improvement plan
•	Unfavorable average net selling prices ($5 million)
•	Lower volume and mix ($2 million)
•	Unfavorable other income/expense ($1 million)

2017 vs. 2016

Sales in 2017 in our Personal Care segment increased by $87 million, or 10%, when compared to sales in 2016. This increase in sales was driven by higher sales volume and mix of 11%, mostly due to the acquisition of HDIS on October 1, 2016 and organic sales growth. This increase was partially offset by lower selling prices of 1% when compared to 2016.

Operating income decreased by $584 million compared to 2016. Our results were negatively impacted by:

•	Higher depreciation/impairment charges ($579 million) mostly due to the non-cash impairment of goodwill recorded in 2017 of $578 million
•	Unfavorable average net selling prices ($11 million)
•	Unfavorable foreign exchange impact, net of our hedging program ($4 million)
•	Higher restructuring charges ($1 million)
•	Unfavorable other income/expense ($1 million)

These decreases were partially offset by the following:

•	Higher volume and mix ($6 million)
•	Lower input costs ($3 million) mostly due to a decrease in price of super absorbent polymers, fluff pulp and non-wovens
•	Lower operating expenses ($3 million) mostly due to lower manufacturing costs, partially offset by higher salaries & wages

In our absorbent hygiene products business, we compete in an industry with fundamental drivers for long-term growth; however, competitive market pressures in the healthcare and retail markets grew significantly in recent years. Although the impact of such pressures presents some uncertainties, we expect them to result in lower than previously anticipated sales and operating margins.

While we are expected to benefit from the overall increase in healthcare spending due to an aging population, the pressures to limit spending on healthcare may impact overall consumption or the channels in which consumption occurs. Additionally, excess industry capacity has increased pricing pressure in all markets and instigated a shift in the infant and adult private label retail space as competitors historically almost absent in our markets have increased their presence in such markets.

The principal methods and elements of competition remain brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities.

Margin Improvement Plan

On November 1, 2018, we announced a margin improvement plan within our Personal Care segment. As part of this plan, our Board of Directors approved the permanent closure of our Waco, Texas, manufacturing and distribution facility, the relocation of certain of our manufacturing assets and a workforce reduction across the division. The Waco, Texas facility is expected to cease operations in the third quarter of 2019.

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

We recorded $7 million for the year ended December 31, 2018 of accelerated depreciation under Impairment of property, plant and equipment and goodwill on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). During the fourth quarter of 2018, we also recorded a $4 million write-down of inventory, $3 million of severance and termination costs, and $1 million of other costs under Closure and restructuring costs. The balance will be recognized through the third quarter of 2019.

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

For the year ended December 31, 2018, stock-based compensation expense recognized in our results of operations was $10 million (2017– $20 million; 2016 – $16 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $17 million (2017– $20 million; 2016– $17 million) and will be recognized over the remaining service period of approximately 26 months. The aggregate value of liability awards settled in 2018 was $8 million (2017 – $7 million; 2016 – $4 million). The total fair value of equity awards settled in 2018 was $6 million (2017 – $3 million), representing the fair value at the time of settlement. The fair value at the grant date for these settled equity awards was $7 million (2017 – $4 million). Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $700 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $48 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

A portion of our cash is held outside the U.S. by foreign subsidiaries. The earnings of the foreign subsidiaries reflect full provision for local income taxes. The U.S. Tax Reform includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries for which we recorded a provisional repatriation tax amount of $46 million in the fourth quarter of 2017 and adjusted by $7 million in the third quarter of 2018. After completing our evaluation of the U.S. Tax Reform’s impact on the business operations, we have determined that we are no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. We remain indefinitely reinvested in the outside basis differences of our foreign subsidiaries.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials, including fiber and energy, and other expenses such as income tax and property taxes.

Cash flows from operating activities totaled $554 million in 2018, a $105 million increase compared to cash flows from operating activities of $449 million in 2017. This increase in cash flows from operating activities is primarily due to an increase in profitability, partially offset by a decrease in cash flow from working capital elements in 2018 when compared to 2017. We made income tax payments, net of refunds, of $71 million in 2018 compared to income tax payments, net of refunds of $33 million in 2017. We paid $46 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense in 2018, compared to $32 million in 2017.

Cash flows from operating activities totaled $449 million in 2017, a $16 million decrease compared to cash flows from operating activities of $465 million in 2016. This decrease in cash flows from operating activities is primarily due to a decrease in profitability, partially offset by a decrease in working capital requirements in 2017 when compared to 2016. We made income tax payments, net of refunds, of $33 million in 2017 compared to income tax payments, net of refunds, of $40 million in 2016. We paid $32 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense in 2017, compared to $21 million in 2016.

 Investing Activities

Cash flows used for investing activities in 2018 amounted to $196 million, a $25 million increase compared to cash flows used for investing activities of $171 million in 2017.

The use of cash in 2018 was attributable to additions to property, plant and equipment of $195 million. Also, in 2018, we made an additional investment of $4 million in our joint venture CelluForce (a company that develops and manufactures nanocrystalline cellulose, a recyclable and renewable nanomaterial) and a $2 million investment in Prisma Renewable Composites, LLC (a company focused on developing advanced materials from lignin and other natural resources). These uses of cash were partially offset by the proceeds from disposal of property, plant and equipment of $5 million.

Cash flows used for investing activities in 2017 amounted to $171 million, a $220 million decrease compared to cash flows used for investing activities of $391 million in 2016.

The use of cash in 2017 was attributable to additions to property, plant and equipment of $182 million as well as the earn-out payment related to the acquisition of Home Delivery Incontinent Supplies (“HDIS”) in the fourth quarter of 2017 for $8 million. This was partially offset by the proceeds from disposal of property, plant and equipment of $19 million.

The use of cash in 2016 was attributable to additions to property, plant and equipment of $347 million as well as the acquisition of HDIS in the fourth quarter of 2016 for $45 million. This was partially offset by the proceeds from disposal of property, plant and equipment of $1 million.

Our annual capital expenditures for 2019 are expected to be between $220 million and $240 million.

Financing Activities

Cash flows used for financing activities totaled $382 million in 2018 compared to cash flows used for financing activities of $274 million in 2017.

The use of cash in 2018 was primarily the result of the repayment of our term loan ($300 million) and dividend payments ($108 million), partially offset by the net proceeds of borrowings under our receivables securitization ($25 million).

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

Capital Resources

Net indebtedness, consisting of long-term debt, net of cash and cash equivalents, was $743 million as of December 31, 2018 compared to $991 million as of December 31, 2017.

Notes Maturity

Our 10.75% Notes, in aggregate principal amount of $63 million, matured on June 1, 2017.

Our 9.5% Notes, in aggregate principal amount of $39 million, matured on August 1, 2016.

Term Loan

In the fourth quarter of 2018, we repaid the $300 million unsecured Term Loan that had been entered into in 2015 by a wholly-owned subsidiary of Domtar with certain domestic banks.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At December 31, 2018, we were in compliance with these financial covenants, and had no borrowings (December 31, 2017 – nil). At December 31, 2018, we had no outstanding letters of credit (December 31, 2017 – nil), leaving $700 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021, extended during 2018 from its previous maturity in March 2019.

At December 31, 2018, borrowings under the receivables securitization facility amounted to $50 million and we had $52 million of letters of credit under the program (December 31, 2017 – $25 million and $50 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations.  At December 31, 2018, we had $48 million unused and available under this facility.

Common Stock

During 2018, we declared four quarterly dividends of $0.435 per share, to holders of our common stock. Dividends of $27 million, $28 million, $27 million and $27 million were paid on April 16, 2018, July 16, 2018, October 15, 2018 and January 15, 2019, respectively, to shareholders of record as of April 2, 2018, July 3, 2018, October 2, 2018 and January 2, 2019, respectively.

During 2017, we declared four quarterly dividends of $0.415 per share, to holders of our common stock. Dividends of $26 million were paid on April 17, 2017, July 17, 2017, October 16, 2017 and January 15, 2018, respectively, to shareholders of record as of April 3, 2017, July 3, 2017, October 2, 2017 and January 2, 2018, respectively.

On February 19, 2019, our Board of Directors approved a quarterly dividend of $0.435 per share, to be paid to holders of our common stock. This dividend is to be paid on April 15, 2019 to shareholders of record on April 2, 2019.

OFF BALANCE SHEET ARRANGEMENTS

In the normal course of business, we finance certain of our activities off balance sheet through operating leases.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2018, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2018, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2018:

CONTRACT TYPE	2019	2020	2021	2022	2023	THEREAFTER	TOTAL
(in millions of dollars)
Long-term debt (excluding interest)	—	—	50	300	—	$500	$850
Capital leases (including interest)	2	2	2	1	1	7	15
Operating leases	26	21	17	12	10	17	103
Long-term income taxes payable (1)	3	3	3	3	6	18	36
Total obligations	$31	$26	$72	$316	$17	$542	1,004

COMMITMENT TYPE	2019	2020	2021	2022	2023	THEREAFTER	TOTAL
(in millions of dollars)
Other commercial commitments (2)	$84	$13	$3	1	—	2	$103

(1)

In connection with the U.S. Tax Reform, we have remaining liabilities of $36 million in repatriation tax to pay through 2025. See Note 10 “Income Taxes” for additional information on the U.S. Tax Reform.

(2)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum total amount of $12 million to the pension plans in 2019 and a minimum total amount of $5 million in 2019 to the other post-retirement benefits plans.

For 2019 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, impairment and useful lives of long-lived assets, closure and restructuring costs, intangible assets impairment, pension and other post-retirement benefit plans, income taxes and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others as set forth in Note 1 “Summary of Significant Accounting Policies”, should be reviewed as they are essential to understanding our results of operations, cash flows and financial condition. Actual results could differ from those estimates.

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

The most significant environmental provision is related to the Seaspan action. The provision estimates are based on an awarded contract to implement the remediation plan approved by the relevant government authorities. Additional information regarding Seaspan and other environmental matters is available in Note 21 “Commitments and Contingencies”.

While we believe that we have determined the costs for environmental matters likely to be incurred, based on known information, our ongoing efforts to identify potential environmental concerns that may be associated with the properties may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time. In addition, environmental laws and regulations and interpretation by regulatory authorities could change which could result in significant changes to our estimates. For further details on “Climate change regulation” and other environmental matters refer to Note 21 “Commitments and Contingencies”.

Asset retirement obligations are mainly associated with landfill operation and closure and bark pile management. We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. The fair value is based on the expected cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. Probabilities are applied to each of the cash flow scenarios to arrive at an expected cash flow. The estimated cash flows are then discounted using a credit adjusted risk-free interest rate in combination with business-specific and other relevant risks to discount the cash flow. The rates used vary between 4.7% and 12.0%.

Cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort. If unavailable, assumptions are based on internal experts, third-party engineers’ studies and historical experience in remediation work. As at December 31, 2018, we had an asset retirement obligation provision of $12 million for 11 locations (2017 – $15 million).

As at December 31, 2018, we had a provision of $37 million for environmental matters and other asset retirement obligations (2017 – $44 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.

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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. In 2018, we recorded depreciation and amortization expense of $308 million compared to $321 million and $348 million in 2017 and 2016, respectively. At December 31, 2018, we had property, plant and equipment with a net book value of $2,605 million (2017 – $2,765 million) and definite-lived intangible assets, net of amortization, of $311 million (2017 – $337 million).

In the fourth quarter of 2018, we announced the permanently closure of our Waco, Texas Personal Care manufacturing and distribution facility, the relocation of certain of our manufacturing assets and a workforce reduction across the division. As a result, we recognized $7 million of accelerated depreciation in 2018.

In the fourth quarter of 2014, we announced the conversion of a paper machine at our Ashdown, Arkansas facility to a high quality fluff pulp line. As a result, we recognized $29 million of accelerated depreciation in 2016.

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

Estimates of cash flows and fair value relating to closures and restructuring require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2018. Although we do not anticipate significant changes, actual costs may differ from these estimates due to subsequent business developments. As such, additional costs and further impairment charges may be required in future periods.

In 2018, in connection with our announced plan to permanently close our Waco, Texas Personal Care manufacturing and distribution facility, we recognized a $4 million write-down of inventory, $3 million of severance and termination costs, and $1 million of other costs under Closure and restructuring costs.

During 2018, there were no other costs related to previous and ongoing closures and restructuring (severance and termination costs of $2 million and $3 million in 2017 and 2016, respectively, and pension settlement costs of nil and $1 million in 2017 and 2016, respectively).

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

Additional information can be found under Note 15 “Closure and Restructuring Costs and Liability”.

Indefinite-lived intangible assets impairment assessment

Indefinite-lived intangible assets consist of trade names ($238 million) and catalog rights ($38 million) following the business acquisitions in the Personal Care segment and license rights ($6 million) and water rights ($4 million) in our Pulp and Paper segment.

We test indefinite-lived intangible assets at the asset level. Indefinite-lived intangible assets are not amortized and are evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist.

In performing the quantitative assessment, fair value of the indefinite-lived intangible assets is derived using an income approach. Under this approach, we estimate the fair value of indefinite-lived intangible assets based on the present value of estimated future cash flows (mainly a relief from royalty model). Considerable management judgment is necessary to estimate future cash flows used to measure the fair value. Key estimates supporting the cash flow projections include, but are not limited to, management's assessment of industry and market conditions as well as its estimates of revenue growth rates, royalty rates, economic indicators and tax rates. Financial forecasts are consistent with our operating plans and are prepared for each indefinite-lived intangible asset quantitative assessment.

The discount rate assumption used is based on the weighted-average cost of capital adjusted for business-specific and other relevant risks. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess.

In connection with the Company's annual impairment testing performed in the fourth quarter of 2018, we performed a quantitative assessment for each indefinite-lived intangible asset (trade names and catalog rights) of the Personal Care segment. The tests indicate that the indefinite-lived intangible assets have fair values that exceed their carrying amounts. Two Personal Care segment indefinite-lived intangible assets are considered to be at risk for future impairment given their respective fair values exceed their respective carrying values by 3% and 20% at the time the test was performed. As of December 31, 2018, the carrying value of these indefinite-lived intangible assets was $116 million and $39 million.

Variations in our assumptions and estimates, particularly in the expected growth rates and royalty rates embedded in our cash flow projections, and the discount rate could have a significant impact on fair value. Specifically, regarding the indefinite-lived intangible asset noted above with carrying value of $116 million and a fair value that exceeded the carrying value by 3%, a 0.5% decrease in expected growth rates, a 0.25% decrease in royalty rate or a 0.70% increase in the discount rate would have the effect of making the fair value to be equal to the carrying value. A significant reduction in the estimated fair values could result in significant non-cash impairment charges in the future.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to our contribution. Defined contribution pension expense was $50 million for the year ended December 31, 2018 (2017– $39 million and 2016 – $40 million).

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

We account for pensions and other post-retirement benefits in accordance with Compensation-Retirement Benefits Topic of the Financial Accounting Standards Board-Accounting Standards Committee which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated Balance Sheets. Pension and other post-retirement benefit charges require assumptions in order to estimate the projected and accumulated benefit obligations. These assumptions require considerable management judgment and include:

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

Changes in these assumptions result in actuarial gains or losses, which are amortized over the expected average remaining service life of the active employee group covered by the plans, only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the projected benefit obligation and the market value of assets, over the average remaining service period of approximately nine years of the active employee group covered by the pension plans, and 13 years of the active employee group covered by the other post-retirement benefits plans.

An expected rate of return on plan assets of 5.2% was considered appropriate by management for the determination of pension expense for 2018. Effective January 1, 2019, we will use 5.2% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2018 for pension plans were estimated at 3.8% for the projected benefit obligation and 3.5% for the net periodic benefit cost for 2018 and for post-retirement benefit plans were estimated at 3.8% for the projected benefit obligation and 3.5% for the net periodic benefit cost for 2018.

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

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the projected benefit obligation and 2.8% for the net periodic benefit cost) and for post-retirement benefit plans (set at 2.8% for the projected benefit obligation and 2.7% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For employee related factors, mortality rate tables tailored to our industry were used and the other factors reflect our historical experience and management’s best estimate regarding future expectations.

For measurement purposes, a 4.4% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018. The rate was assumed to decrease gradually to 3.5% by 2033 and remain at that level thereafter.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the projected pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2018. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Projected Benefit Obligation	Net Periodic Benefit Cost	Projected Benefit Obligation	Net Periodic Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	(16)	N/A	N/A
1% decrease	N/A	17	N/A	N/A
Discount rate
Impact of:
1% increase	(170)	(5)	(7)	-
1% decrease	207	20	8	-
Assumed overall health care cost trend
Impact of:
1% increase	N/A	N/A	3	-
1% decrease	N/A	N/A	(3)	-

Our pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year and to fund solvency deficiencies, funding shortfalls and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefit payments. We expect to contribute a minimum total amount of $12 million in 2019 compared to $57 million in 2018 (2017– $47 million; 2016 – $31 million) to the pension plans. We expect to contribute a minimum total amount of $5 million in 2019 compared to $4 million in 2018 to the other post-retirement benefit plans (2017– $3 million; 2016– $5 million).

Benefit obligations and fair values of plan assets as of December 31, 2018 for our pension and post-retirement plans were are follows:

	December 31, 2018		December 31, 2017
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(1,569)	(62)	(1,764)	(76)
Fair value of assets at end of year	1,588	—	1,765	—
Funded status	19	(62)	1	(76)

For additional details on our pension plans and other post-retirement benefit plans, refer to Note 7 “Pension Plans and Other Post-Retirement Benefit Plans”.

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits and losses for which a valuation allowance of $6 million exists at December 31, 2018, and certain foreign loss carryforwards for which a valuation allowance of $10 million exists at December 31, 2018. Of this amount, ($8) million favorably impacted tax expense and the effective tax rate for 2018 (2017 – $3 million; 2016 – ($1) million).

Our deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, pension and post-retirement benefit liabilities, net operating loss carryforwards, and available tax credits. Our deferred tax liabilities are mainly composed of temporary differences pertaining to property, plant and equipment, intangible assets, and other items. Estimating the ultimate settlement period requires judgment. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2018, we had gross unrecognized tax benefits of $32 million (2017 – $37 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. As of December 31, 2018, we believe it is reasonably possible that up to $6 million of our unrecognized tax benefits may be recognized in 2019, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporation multinationals, such as the U.S. Tax Reform, enacted in 2017. Finally, foreign governments may enact tax laws in response to the U.S. Tax Reform that could result in further changes to global taxation and materially impact our financial results.

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

Tax audits by their nature are often complex and can require several years to resolve. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law, and we believe that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows. For further details refer to Note 10 “Income Taxes”.

Contingencies related to legal claims

As discussed in Item 1A Risk Factors, under the risk “Failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial results or condition” and in Note 21 “Commitments and Contingencies”, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred, and the amount is reasonably estimable. The most likely cost to be incurred is accrued based on an evaluation of the then available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. For further details on “Contingencies” and legal claims refer to Note 21 “Commitments and Contingencies”.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers
Business Papers	$15
Commercial Print & Publishing Papers	10
Specialty & Packaging Papers	5
Pulp - net position
Softwood	$10
Fluff	7
Hardwood	1
Foreign exchange, excluding depreciation and amortization
(US $0.01 change in relative value to the Canadian dollar before hedging)	9
(US $0.01 change in relative value to the EURO before hedging)	2
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	7

[1]	Based on estimated 2019 capacity (ST or ADMT).
[2]	Based on estimated 2019 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange, and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on the accounts receivables from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2018, one of our Pulp and Paper segment customers located in the United States represented 10% or $67 million (2017– 12% or $83 million) of our receivables.

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

Derivatives are currently used to hedge forecasted purchases in Canadian dollars by our Canadian subsidiary over the next 24 months. A small amount of derivatives has also been used to hedge a portion of the expected non-Euro foreign exchange cash flow of the Company’s European subsidiaries into Euros for the next 2 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were fully effective as of December 31, 2018. There were no amounts reflected in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2018 resulting from hedge ineffectiveness (2017 and 2016 - nil).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domtar Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of earnings (loss) and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 22, 2019

We have served as the Company’s auditor since 2007.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2018	2017	2016
	$	$	$
Sales	5,455	5,148	5,090
Operating expenses
Cost of sales, excluding depreciation and amortization	4,303	4,145	4,051
Depreciation and amortization	308	321	348
Selling, general and administrative	443	444	418
Impairment of property, plant and equipment and goodwill (NOTE 4)	7	578	29
Closure and restructuring costs (NOTE 15)	8	2	32
Other operating (income) loss, net (NOTE 8)	—	(14)	4
	5,069	5,476	4,882
Operating income (loss)	386	(328)	208
Interest expense, net (NOTE 9)	62	66	66
Non-service components of net periodic benefit cost (NOTE 7)	(18)	(11)	(15)
Earnings (loss) before income taxes and equity loss	342	(383)	157
Income tax expense (benefit) (NOTE 10)	57	(125)	29
Equity loss, net of taxes	2	—	—
Net earnings (loss)	283	(258)	128
Per common share (in dollars) (NOTE 6)
Net earnings (loss)
Basic	4.50	(4.11)	2.04
Diluted	4.48	(4.11)	2.04
Weighted average number of common shares outstanding (millions)
Basic	62.9	62.7	62.6
Diluted	63.1	62.7	62.7
Cash dividends per common share	1.72	1.66	1.63
Net earnings (loss)	283	(258)	128
Other comprehensive (loss) income:
Net derivative (losses) gains on cash flow hedges
Net (losses) gains arising during the period, net of tax $10 (2017 – $(5); 2016 – $(15))	(30)	6	27
Less: Reclassification adjustment for (gains) losses included in net earnings (loss), net of tax of $1 (2017 – $5; 2016 – $(10))	(2)	(9)	14
Foreign currency translation adjustments	(91)	146	(7)
Change in unrecognized (losses) gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $3 (2017 – $(5); 2016 – $12)	(8)	20	(32)
Other comprehensive (loss) income	(131)	163	2
Comprehensive income (loss)	152	(95)	130

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31,	December 31,
	2018	2017
	$	$
Assets
Current assets
Cash and cash equivalents	111	139
Receivables, less allowances of $6 and $7	670	704
Inventories (NOTE 11)	762	757
Prepaid expenses	24	33
Income and other taxes receivable	22	24
Total current assets	1,589	1,657
Property, plant and equipment, net (NOTE 12)	2,605	2,765
Intangible assets, net (NOTE 13)	597	633
Other assets (NOTE 14)	134	157
Total assets	4,925	5,212

Liabilities and shareholders' equity
Current liabilities
Trade and other payables (NOTE 16)	757	716
Income and other taxes payable	25	24
Long-term debt due within one year (NOTE 18)	1	1
Total current liabilities	783	741
Long-term debt (NOTE 18)	853	1,129
Deferred income taxes and other (NOTE 10)	476	491
Other liabilities and deferred credits (NOTE 19)	275	368

Commitments and contingencies (NOTE 21)

Shareholders' equity (NOTE 20)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,086,535 and 2,305,419 shares	—	—
Additional paid-in capital	1,981	1,969
Retained earnings	1,023	849
Accumulated other comprehensive loss	(467)	(336)
Total shareholders' equity	2,538	2,483
Total liabilities and shareholders' equity	4,925	5,212

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$
Balance at December 31, 2015	62.8	1	1,966	1,186	(501)	2,652
Stock-based compensation, net of tax	0.1	—	7	—	—	7
Net earnings	—	—	—	128	—	128
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(15)	—	—	—	—	27	27
Less: Reclassification adjustments for losses included in net earnings, net of tax of $(10)	—	—	—	—	14	14
Foreign currency translation adjustments	—	—	—	—	(7)	(7)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $12	—	—	—	—	(32)	(32)
Stock repurchase	(0.3)	—	(10)	—	—	(10)
Cash dividends declared	—	—	—	(103)	—	(103)
Balance at December 31, 2016	62.6	1	1,963	1,211	(499)	2,676
Stock-based compensation, net of tax	0.1	—	6	—	—	6
Net loss	—	—	—	(258)	—	(258)
Net derivative losses on cash flow hedges:
Net gains arising during the period, net of tax of $(5)	—	—	—	—	6	6
Less: Reclassification adjustments for gains included in net loss, net of tax of $5	—	—	—	—	(9)	(9)
Foreign currency translation adjustments	—	—	—	—	146	146
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(5)	—	—	—	—	20	20
Cash dividends declared	—	—	—	(104)	—	(104)
Balance at December 31, 2017	62.7	1	1,969	849	(336)	2,483
Stock-based compensation, net of tax	0.2	—	12	—	—	12
Net earnings	—	—	—	283	—	283
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $10	—	—	—	—	(30)	(30)
Less: Reclassification adjustments for gains included in net earnings, net of tax of $1	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	(91)	(91)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $3	—	—	—	—	(8)	(8)
Cash dividends declared	—	—	—	(109)	—	(109)
Balance at December 31, 2018	62.9	1	1,981	1,023	(467)	2,538

The accompanying notes are an integral part of the consolidated financial statements

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
	$	$	$
Operating activities
Net earnings (loss)	283	(258)	128
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	308	321	348
Deferred income taxes and tax uncertainties (NOTE 10)	13	(207)	9
Impairment of property, plant and equipment and goodwill (NOTE 4)	7	578	29
Net gains on disposals of property, plant and equipment	(4)	(13)	—
Stock-based compensation expense	8	6	7
Equity loss, net	2	—	—
Other	(1)	2	(2)
Changes in assets and liabilities, excluding the effect of sale and acquisition of businesses
Receivables	18	(72)	18
Inventories	(24)	21	14
Prepaid expenses	2	5	5
Trade and other payables	24	35	(51)
Income and other taxes	(32)	12	(18)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(46)	(32)	(21)
Other assets and other liabilities	(4)	51	(1)
Cash flows from operating activities	554	449	465
Investing activities
Additions to property, plant and equipment	(195)	(182)	(347)
Proceeds from disposals of property, plant and equipment and sale of business	5	19	1
Acquisition of businesses, net of cash acquired (NOTE 3)	—	(8)	(46)
Other	(6)	—	1
Cash flows used for investing activities	(196)	(171)	(391)
Financing activities
Dividend payments	(108)	(104)	(102)
Stock repurchase	—	—	(10)
Net change in bank indebtedness	—	(12)	12
Change in revolving credit facility	—	(50)	—
Proceeds from receivables securitization facility	85	45	140
Repayments of receivables securitization facility	(60)	(90)	(70)
Repayments of long-term debt	(301)	(64)	(40)
Other	2	1	(3)
Cash flows used for financing activities	(382)	(274)	(73)
Net (decrease) increase in cash and cash equivalents	(24)	4	1
Impact of foreign exchange on cash	(4)	10	(2)
Cash and cash equivalents at beginning of year	139	125	126
Cash and cash equivalents at end of year	111	139	125
Supplemental cash flow information
Net cash payments for:
Interest	57	58	64
Income taxes	71	33	40

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Domtar and its controlled subsidiaries. Intercompany transactions have been eliminated on consolidation. The equity method of accounting is used for investments in affiliates over which the Company has significant influence but does not have effective control.

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

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) and is partially offset by the Company’s hedging program (refer to Note 22 “Derivatives and hedging activities and fair value measurement”).

At December 31, 2018, the accumulated translation adjustment accounts amounted to $(223) million (2017 – $(132) million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events at December 31, 2018. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

INCOME TAXES

Domtar uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The Company records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. The change in the net deferred tax asset or liability is included in Income tax expense (benefit) or in Other comprehensive (loss) income in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” (a probability level of more than 50%) that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The Company recognizes interest and penalties related to income tax matters as a component of Income tax expense (benefit) in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

If and when incurred, the Company accounts for any taxes associated with Global Intangible Low-Taxed Income (“GILTI”) as a period cost.

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

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to account for certain domestic raw materials, in process and finished goods inventories. LIFO inventories were $227 million and $236 million at December 31, 2018 and 2017, respectively. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are recorded at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $61 million and $54 million greater at December 31, 2018 and 2017, respectively.

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

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, by comparing the net book value of the asset group to their estimated undiscounted future cash flows expected from their use and eventual disposition. Impaired assets are recorded at estimated fair value, determined principally by using the present value of estimated future cash flows expected from their use and eventual disposition (refer to Note 4 “Impairment of property, plant and equipment and goodwill”).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS AND GOODWILL

Indefinite-lived intangible assets are not amortized and are evaluated for impairment individually at the beginning of the fourth quarter of every year, or more frequently whenever indicators of potential impairment exist. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment follows the same process as the one performed for goodwill, as described below. If a qualitative assessment is performed and after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible assets are less than their carrying amounts, then a quantitative impairment test is required. The Company can also elect to proceed directly to the quantitative test. The quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible assets determined using a variety of methodologies to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

OTHER ASSETS

Other assets are recorded at cost.

DEBT ISSUANCE COSTS

Debt issuance costs are presented in the Consolidated Balance Sheets as a deduction from the carrying value of long-term debt. Debt issuance costs associated with revolving credit arrangements are presented in Other assets in the Consolidated Balance Sheets. Debt issuance costs are amortized using the effective rate method over the term of the related debt and included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

ENVIRONMENTAL COSTS AND ASSET RETIREMENT OBLIGATIONS

Environmental expenditures for effluent treatment, air emission, silvicultural activities and site remediation (together referred to as environmental matters) are expensed or capitalized depending on their future economic benefit. In the normal course of business, Domtar incurs certain operating costs for environmental matters that are expensed as incurred. Expenditures for property, plant and equipment that prevent future environmental impacts are capitalized and amortized on a straight-line basis over 10 to 40 years. Provisions for environmental matters are recorded when remediation efforts are probable and can be reasonably estimated. Provisions for environmental matters are generally not discounted, due to uncertainty with respect to timing of expenditures.

Asset retirement obligations are mainly associated with landfill operation and closure, dredging of settling ponds and bark pile management and are recognized, at fair value, in the period in which Domtar incurs a legal obligation associated with the retirement of an asset. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated or on a probability-weighted discounted cash flow estimate. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using the credit adjusted risk-free interest rate used to discount the cash flow.

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Domtar recognizes the cost (net of estimated forfeitures) of employee services received in exchange for awards of equity instruments over the requisite service period, based on their grant date fair value for awards accounted for as equity and based on the quoted market value at the end of each reporting period for awards accounted for as liability. The Company awards are accounted for as compensation expense in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) and presented in Additional paid-in capital on the Consolidated Balance Sheets for equity type awards and presented in Other liabilities and deferred credits on the Consolidated Balance Sheets for liability type awards.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Under the amended and restated Domtar Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”), a maximum of 1,246,036 shares are reserved for issuance in connection with awards to be granted.

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
-

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market value of assets over the average remaining service period of approximately nine years of the active employee group covered by the plans.

The defined benefit plan obligations are determined in accordance with the projected unit credit actuarial cost method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER POST-RETIREMENT BENEFIT PLANS

The Company recognizes the unfunded status of other post-retirement benefit plans (other than multiemployer plans) as a liability in the Consolidated Balance Sheets. These benefits, which are funded by Domtar as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The Company amortizes the cumulative net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market value of assets over the average remaining service period of approximately 13 years of the active employee group covered by the plans.

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

DECEMBER 31, 2018

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

On January 1, 2018, the Company adopted the standard using the full retrospective method which resulted in a reclassification in the Company’s Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016. The previously reported amounts for Sales and Selling, general and administrative expenses were decreased by $9 million and $8 million, respectively, in relation to the reclassification of certain payments made to customers classified as a reduction of Sales under the new standard. These reclassifications are exclusively contained within the Company’s Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) and do not have a cumulative effect on retained earnings or other components of equity or net assets in the Company’s Consolidated Balance Sheet as of January 1, 2017.

No practical expedients were used in the transition to the new standard as they were not applicable.

RETIREMENT BENEFITS

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, which requires an entity to present the service cost component of the net periodic benefit cost with other employee compensation costs in operating income. Only the service cost components are eligible for capitalization in assets. The other components of the net periodic benefit cost (i.e. interest expense, expected return on plan assets, amortization of actuarial gains or losses and amortization of prior year service costs) are presented outside of any subtotal of operating income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

On January 1, 2018, the Company adopted the guidance of this accounting standard update which resulted in a reclassification in the Company’s Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016. The previously reported amounts of Cost of sales were increased by $14 million and $16 million, respectively, Selling, general and administrative expenses were decreased by $3 million and $1 million, respectively, both with a corresponding impact in Non-service components of net periodic benefit cost. The Company utilized a practical expedient included in the accounting standard update which allowed the Company to use amounts previously disclosed in its pension plans and other post-retirement benefits plans note for the prior periods as the estimation basis for applying the required retrospective presentation requirements. In addition, these required retrospective reclassifications resulted in adjustments to the previously reported Operating income (loss) within the Company’s reportable operating segment disclosures for the years ended December 31, 2017 and 2016.

	Year ended December 31, 2017

	As Reported	Impact of ASU 2014-09	Impact of ASU 2017-07	As Adjusted
	(Unaudited)
	$	$	$	$
Sales	5,157	(9)	—	5,148
Operating expenses
Cost of sales, excluding depreciation and amortization	4,131	—	14	4,145
Depreciation and amortization	321	—	—	321
Selling, general and administrative	456	(9)	(3)	444
Impairment of goodwill	578	—	—	578
Closure and restructuring costs	2	—	—	2
Other operating income, net	(14)	—	—	(14)
	5,474	(9)	11	5,476
Operating loss	(317)	—	(11)	(328)
Interest expense, net	66	—	—	66
Non-service components of net periodic benefit cost	—	—	(11)	(11)
Loss before income taxes	(383)	—	—	(383)
Income tax benefit	(125)	—	—	(125)
Net loss	(258)	—	—	(258)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

	Year ended December 31, 2016

	As Reported	Impact of ASU 2014-09	Impact of ASU 2017-07	As Adjusted
	(Unaudited)
	$	$	$	$
Sales	5,098	(8)	—	5,090
Operating expenses
Cost of sales, excluding depreciation and amortization	4,035	—	16	4,051
Depreciation and amortization	348	—	—	348
Selling, general and administrative	427	(8)	(1)	418
Impairment of property, plant and equipment	29	—	—	29
Closure and restructuring costs	32	—	—	32
Other operating loss, net	4	—	—	4
	4,875	(8)	15	4,882
Operating income (loss)	223	—	(15)	208
Interest expense, net	66	—	—	66
Non-service components of net periodic benefit cost	—	—	(15)	(15)
Earnings before income taxes	157	—	—	157
Income tax expense	29	—	—	29
Net earnings	128	—	—	128

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

DECEMBER 31, 2018

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

FUTURE ACCOUNTING CHANGES

LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize right-of-use assets and lease liabilities for all of their operating leases while continuing to recognize expenses in the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) in a manner similar to current accounting standard. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

As a lessee, Domtar’s various leases under the existing accounting standard are classified as operating leases that are not recorded on the Consolidated Balance Sheets but are recorded in the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) as the lease expense is recognized on a straight-line basis over the lease term. With the adoption of the new standard, the Company is required to record substantially all operating leases on the Consolidated Balance Sheets as right-of-use assets and lease liabilities. The operating lease expense will continue to be recognized on a straight-line basis over the lease term. The accounting for finance leases will remain substantially unchanged.

The Company elected to apply the new leases standard as of January 1, 2019. Upon adoption, no cumulative-effect adjustments to the retained earnings were required. At January 1, 2019, the amounts of the operating lease right-of-use assets and lease liabilities were $81 million and $90 million, respectively. The adoption of the standard will not have an impact on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

For all comparative periods presented in the Consolidated financial statements prior to the adoption of the new leases standard, the Company will continue to report operating leases under Topic 840 “Leases” and provide the related required disclosures.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

DECEMBER 31, 2018

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

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4.

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT AND GOODWILL

IMPAIRMENT OF GOODWILL

In 2017, the Company performed its annual goodwill impairment testing at October 1. At that date, total goodwill amounting to $578 million resided in the Personal Care reporting unit. Management proceeded directly to the quantitative impairment test for the Personal Care reporting unit. The estimated fair value, determined by the present value of estimated future cash flows was lower than the reporting unit’s carrying value and as such the Company recognized a non-cash impairment charge of $578 million, representing the entire amount of goodwill related to the Personal Care reporting unit.

Growing competitive market pressures in the healthcare and retail markets throughout 2017, including the entry of new competitors in the private label category, excess industry capacity and the pressure to limit healthcare spending by governmental agencies, resulted in lower than previously anticipated sales and operating margin. In light of this weakened market outlook, the Company’s business forecast was not sufficient to derive a fair value able to support the carrying value of the goodwill associated with the Personal Care reporting unit, leading to the impairment of goodwill.

In 2016, the Company performed its annual goodwill impairment tests at October 1 and determined that the estimated fair value of the Personal Care reporting unit exceeded its carrying value. As a result, no impairment charges were recorded during 2016.

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

Waco, Texas personal care manufacturing and distribution facility – Permanent closure

In the fourth quarter of 2018, the Company announced a margin improvement plan within the Personal Care Division. As part of this plan, the Board of Directors approved the permanent closure of its Waco, Texas Personal Care manufacturing and distribution facility.  As a result, in 2018 the Company recognized $7 million of accelerated depreciation in Impairment of property, plant and equipment and goodwill on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Ashdown, Arkansas pulp and paper mill – Conversion of a paper machine

In 2016, as a result of a previously announced conversion of a paper machine at Ashdown, Arkansas pulp and paper mill to a high quality fluff pulp line, the Company recognized $29 million of accelerated depreciation in Impairment of property, plant and equipment and goodwill on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

PERFORMANCE SHARE UNITS (“PSUs”)

PSUs are granted to Management Committee and non-Management Committee members. These awards will be settled in shares for Management Committee members and in cash for non-Management Committee members, based on market conditions and/or performance and service conditions. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. These awards will cliff vest at various dates up to February 20, 2021.

		Weighted
		average grant
PSUs	Number of units	date fair value
		$
Vested and non-vested at December 31, 2015	426,079	46.00
Granted	295,504	32.38
Forfeited	(28,523)	39.81
Cancelled	(101,124)	51.27
Vested and settled	(74,655)	35.97
Vested and non-vested at December 31, 2016	517,281	38.98
Granted	256,078	39.04
Forfeited	(24,581)	37.59
Cancelled	(75,710)	38.78
Vested and settled	(50,600)	54.95
Vested and non-vested at December 31, 2017	622,468	37.78
Granted	238,537	41.39
Forfeited	(36,932)	38.09
Issued	52,563	41.05
Vested and settled	(154,178)	44.22
Vested and non-vested at December 31, 2018	722,458	37.82

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

The fair value of PSUs granted in 2018, 2017 and 2016 was estimated at the grant date using the Monte Carlo simulation methodology. The Monte Carlo simulation creates artificial futures by generating numerous sample paths of potential outcomes. The following assumptions were used in calculating the fair value of the units granted:

	2018	2017	2016
Dividend yield	3.800%	4.130%	4.740%
Expected volatility 1 year	22%	28%	24%
Expected volatility 3 years	26%	28%	30%
Risk-free interest rate December 31, 2016	—	—	1.057%
Risk-free interest rate December 31, 2017	—	1.614%	0.860%
Risk-free interest rate December 31, 2018	2.233%	1.606%	0.900%
Risk-free interest rate December 31, 2019	2.461%	1.751%	—
Risk-free interest rate December 31, 2020	2.607%	—	—

At December 31, 2018, of the total vested and non-vested PSUs, 352,241 are expected to be settled in shares and 370,217 will be settled in cash.

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

		Weighted
		average grant
RSUs	Number of units	date fair value
		$
Non-vested at December 31, 2015	346,966	44.21
Granted/issued	196,786	34.04
Forfeited	(17,884)	39.69
Vested and settled	(107,198)	39.12
Non-vested at December 31, 2016	418,670	40.90
Granted/issued	182,937	39.83
Forfeited	(19,194)	37.97
Vested and settled	(121,750)	48.72
Non-vested at December 31, 2017	460,663	38.56
Granted/issued	157,502	44.04
Forfeited	(27,251)	39.91
Vested and settled	(135,323)	42.54
Non-vested at December 31, 2018	455,591	39.16

At December 31, 2018, of the total non-vested RSUs, 189,079 are expected to be settled in shares and 266,512 will be settled in cash.

DEFERRED SHARE UNITS

DSUs are granted to the Company’s Directors. The DSUs granted to the Directors vest immediately on the grant date. The DSUs are credited with dividend equivalents in the form of additional DSUs when cash dividends are paid on the Company’s stock. For

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

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

Management Committee members may elect to defer awards earned under another program into DSUs. In 2018, no vested awards were deferred to DSUs (2017 – nil; 2016 – nil).

		Weighted
		average grant
DSUs	Number of units	date fair value
		$
Vested at December 31, 2015	289,460	28.20
Granted/issued	46,737	37.43
Settled	(15,123)	39.60
Vested at December 31, 2016	321,074	29.01
Granted/issued	36,215	40.68
Settled	(85,055)	32.27
Vested at December 31, 2017	272,234	29.55
Granted/issued	31,691	44.64
Settled	(9,752)	40.95
Vested at December 31, 2018	294,173	30.79

NON-QUALIFIED & PERFORMANCE STOCK OPTIONS

Stock options are granted to Management Committee and non-Management Committee members. The stock options vest at various dates up to February 20, 2021 subject to service conditions for non-qualified stock options. The options expire at various dates no later than seven years from the date of grant.

The fair value of the stock options granted in 2018, 2017 and 2016 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted:

	2018	2017	2016
Dividend yield	3.27%	3.48%	3.78%
Expected volatility	29%	28%	30%
Risk-free interest rate	2.62%	1.86%	1.17%
Expected life	4.5 years	4.5 years	4.5 years
Strike price	$43.66	$39.81	$33.78

The grant date fair value of the non-qualified options granted in 2018 was $8.65 (2017 – $7.05; 2016 – $5.95).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

		Weighted average	Weighted average	Aggregate intrinsic
	Number	exercise	remaining life	value
OPTIONS (including Performance options)	of options	price	(in years)	(in millions)
		$		$
Outstanding at December 31, 2015	451,302	46.48	4.8	0.1
Granted	114,723	33.78	6.2	—
Exercised	(37,296)	41.11	—	—
Forfeited/expired	(6,502)	20.89	—	—
Outstanding at December 31, 2016	522,227	44.39	4.5	0.7
Options exercisable at December 31, 2016	286,011	46.50	3.9	0.1
Outstanding at December 31, 2016	522,227	44.39	4.5	0.7
Granted	106,268	39.81	6.2	—
Exercised	(65,430)	36.33	—	—
Outstanding at December 31, 2017	563,065	44.46	4.1	3.6
Options exercisable at December 31, 2017	359,960	48.02	3.2	1.3
Outstanding at December 31, 2017	563,065	44.46	4.1	3.6
Granted	104,086	43.66	6.2	—
Exercised	(147,397)	39.42	—	—
Forfeited/expired	(6,102)	50.05	—	—
Outstanding at December 31, 2018	513,652	45.68	3.6	0.1
Options exercisable at December 31, 2018	303,055	49.15	2.3	—

The total intrinsic value of options exercised in 2018 was $1 million (2017 – nil; 2016 – nil). Based on the Company’s closing year-end stock price of $35.13 (2017 – $49.52; 2016 – $39.03), the aggregate intrinsic value of options outstanding and options exercisable is nil.

For the year ended December 31, 2018, stock-based compensation expense recognized in the Company’s results of operations was $10 million (2017 – $20 million; 2016 – $16 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $17 million (2017 – $20 million; 2016 – $17 million) and will be recognized over the remaining service period of approximately 26 months. The aggregate value of liability awards settled in 2018 was $8 million (2017 – $7 million; 2016 – $4 million). The total fair value of equity awards settled in 2018 was $6 million (2017 – $3 million), representing the fair value at the time of settlement. The fair value at the grant date for these settled equity awards was $7 million (2017 – $4 million). Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

EARNINGS (LOSS) PER COMMON SHARE

The calculation of basic earnings (loss) per common share is based on the weighted average number of Domtar common shares outstanding during the year. The calculation for diluted earnings (loss) per common share recognizes the effect of all potential dilutive common securities.

The following table provides the reconciliation between basic and diluted earnings (loss) per common share:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Net earnings (loss)	$283	$(258)	$128
Weighted average number of common shares outstanding (millions)	62.9	62.7	62.6
Effect of dilutive securities (millions)	0.2	—	0.1
Weighted average number of diluted common shares outstanding (millions)	63.1	62.7	62.7
Basic net earnings (loss) per common share (in dollars)	$4.50	$(4.11)	$2.04
Diluted net earnings (loss) per common share (in dollars)	$4.48	$(4.11)	$2.04

The following table provides the securities that could potentially dilute basic earnings (loss) per common share in the future, but were not included in the computation of diluted earnings (loss) per common share because to do so would have been anti-dilutive:

	December 31,	December 31,	December 31,
	2018	2017	2016
Options	227,221	312,893	410,978

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2018, the related pension expense was $50 million (2017 – $39 million; 2016 – $40 million).

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

The Company’s pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year and to fund solvency deficiencies, funding shortfalls and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. The other post-retirement benefit plans are not funded and contributions are made annually to cover benefit payments.

The Company expects to contribute a minimum total amount of $12 million in 2019 compared to $57 million in 2018 (2017 – $47 million; 2016 – $31 million) to the pension plans. The Company expects to contribute a minimum total amount of $5 million in 2019 compared to $4 million in 2018 (2017 – $3 million; 2016 – $5 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN PROJECTED BENEFIT OBLIGATION

The following table represents the change in the projected benefit obligation as of December 31, 2018 and December 31, 2017, the measurement date for each year:

	December 31, 2018		December 31, 2017

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at beginning of year	1,764	76	1,584	90
Service cost for the year	34	1	30	2
Interest expense	53	2	52	4
Plan participants' contributions	6	—	6	—
Actuarial (gain) loss	(80)	(8)	95	(17)
Plan amendments	—	—	1	(5)
Benefits paid	(101)	—	(85)	—
Direct benefit payments	(3)	(4)	(3)	(3)
Settlement	—	—	(2)	—
Effect of foreign currency exchange rate change	(104)	(5)	86	5
Projected benefit obligation at end of year	1,569	62	1,764	76

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets, as of December 31, 2018 and December 31, 2017, reflecting the actual return on plan assets, the contributions and the benefits paid for each year:

	December 31, 2018	December 31, 2017
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,765	1,546
Actual return on plan assets	(27)	166
Employer contributions	57	47
Plan participants' contributions	6	6
Benefits paid	(104)	(88)
Settlement	—	(2)
Effect of foreign currency exchange rate change	(109)	90
Fair value of assets at end of year	1,588	1,765

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

DECEMBER 31, 2018

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

The Company’s pension funds are not permitted to directly own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2018:

		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2018	2017
Fixed income
Cash and cash equivalents	0% – 9%	2%	2%
Bonds	46% – 56%	52%	52%
Insurance contracts	5%	5%	5%
Equity
Canadian Equity	3% – 10%	6%	6%
U.S. Equity	8% – 18%	13%	13%
International Equity	17% – 27%	22%	22%
Total (1)		100%	100%

(1)	Approximately 77% of the pension plans' assets relate to Canadian plans and 23% relate to U.S. plans.

RECONCILIATION OF FUNDED STATUS TO AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS

The following table presents the difference between the fair value of assets and the actuarially determined projected benefit obligation. This difference is also referred to as either the deficit or surplus, as the case may be, or the funded status of the plans. The table further reconciles the amount of the surplus or deficit (funded status) to the net amount recognized in the Consolidated Balance Sheets.

	December 31, 2018		December 31, 2017

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(1,569)	(62)	(1,764)	(76)
Fair value of assets at end of year	1,588	—	1,765	—
Funded status	19	(62)	1	(76)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The funded status includes $49 million of projected benefit obligation ($54 million at December 31, 2017) related to supplemental unfunded defined benefit and defined contribution plans.

	December 31, 2018		December 31, 2017

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables (Note 16)	—	(5)	—	(5)
Other liabilities and deferred credits (Note 19)	(88)	(57)	(130)	(71)
Other assets (Note 14)	107	—	131	—
Net amount recognized in the Consolidated Balance Sheets	19	(62)	1	(76)

The following table presents the pre-tax amounts included in Other comprehensive (loss) income:

	Year ended		Year ended		Year ended
	December 31, 2018		December 31, 2017		December 31, 2016
		Other post-		Other post-		Other post-
	Pension	retirement	Pension	retirement	Pension	retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$
Prior service (cost) credit	—	—	(1)	5	—	—
Amortization of prior year service cost	5	—	5	—	5	—
Net (loss) gain	(31)	8	(10)	17	(53)	(2)
Amortization of net actuarial loss (gain)	8	(1)	9	—	6	—
Net amount recognized in other comprehensive (loss) income (pre-tax)	(18)	7	3	22	(42)	(2)

An estimated loss of $15 million for pension plans and gain of $2 million for other post-retirement benefit plans will be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2019.

At December 31, 2018, the projected benefit obligation and the fair value of defined benefit plan assets with a projected benefit obligation in excess of fair value of plan assets were $731 million and $643 million, respectively (2017 – $811 million and $680 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
Components of net periodic benefit cost for pension plans	2018	2017	2016
	$	$	$
Service cost for the year	34	30	32
Interest expense	53	52	50
Expected return on plan assets	(85)	(81)	(80)
Amortization of net actuarial loss	8	9	5
Settlement loss	—	—	1
Amortization of prior year service cost	5	5	5
Net periodic benefit cost	15	15	13

Components of net periodic benefit cost for other post-retirement	Year ended December 31,	Year ended December 31,	Year ended December 31,
benefit plans	2018	2017	2016
	$	$	$
Service cost for the year	1	2	2
Interest expense	2	4	4
Amortization of net actuarial gain	(1)	—	—
Net periodic benefit cost	2	6	6

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the projected benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

	December 31,	December 31,	December 31,
Pension plans	2018	2017	2016
Projected benefit obligation
Discount rate	3.8%	3.5%	3.8%
Rate of compensation increase	2.7%	2.7%	2.7%
Net periodic benefit cost
Discount rate	3.5%	3.9%	4.1%
Rate of compensation increase	2.8%	2.8%	2.8%
Expected long-term rate of return on plan assets	5.2%	5.3%	5.3%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

For the U.S. unfunded pension plan and other post-retirement benefits, given materiality, the current service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve for each unfunded pension plan or based on each post-retirement plans’ projected cash flows. The discount rate for U.S. unfunded plans of 4.2% is obtained by incorporating the plans’ expected cash flows in the Mercer Yield Curve.

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

Effective January 1, 2019, the Company will use 5.2% (2018 – 5.2%; 2017 – 5.3%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

	December 31,	December 31,	December 31,
Other post-retirement benefit plans	2018	2017	2016
Projected benefit obligation
Discount rate	3.8%	3.5%	3.9%
Rate of compensation increase	2.8%	2.8%	2.8%
Net periodic benefit cost
Discount rate	3.5%	3.8%	4.1%
Rate of compensation increase	2.7%	2.8%	2.8%

For measurement purposes, a 4.4% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018. The rate was assumed to decrease gradually to 3.5% by 2033 and remain at that level thereafter. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
	$	$
Impact on net periodic benefit cost for other post-retirement benefit plans	—	—
Impact on projected benefit obligation	3	(3)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The following table presents the fair value of the plan assets at December 31, 2018, by asset category:

	Fair Value Measurements at
	December 31, 2018
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	68	68	—	—
Canadian provincial government bonds	493	492	1	—
Canadian corporate debt securities	123	100	23	—
U.S. corporate debt securities	37	37	—	—
International corporate debt securities	9	9	—	—
Bond fund (1 & 2)	156	—	156	—
Canadian equities (3)	94	94	—	—
U.S. equities (4)	91	91	—	—
International equities (5)	233	233	—	—
U.S. stock index funds (2 & 6)	200	—	200	—
Insurance contracts (7)	84	—	—	84
Total	1,588	1,124	380	84

(1)	This category represents a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.
(2)

The fair value of these plan assets are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(3)

This category represents an active segregated large capitalization Canadian equity portfolio with the ability to purchase small and medium capitalized companies and the Canadian equity portion of an active segregated global equity portfolio.

(4)	This category represents U.S. equities held within an active segregated global equity portfolio and an active international equity portfolio.
(5)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.
(6)	This category represents two equity index funds, not actively managed, that track the Russell 3000 index.
(7)

This category includes: 1) two group annuity contracts totaling $75 million purchased through an insurance company that are held in the pension plans’ name as an asset within the pension plans. These insurance contracts cover pension entitlements associated with specific groups of retired members of the pension plans and 2) $9 million of insurance contracts with a minimum guarantee rate.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2017, by asset category:

	Fair Value Measurements at December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	79	79	—	—
Asset backed notes	1	—	—	1
Canadian provincial government bonds	566	565	1	—
Canadian corporate debt securities	139	117	22	—
U.S. corporate debt securities	43	43	—	—
International corporate debt securities	2	2	—	—
Bond fund (1 & 2)	152	—	152	—
Canadian equities (3)	111	111	—	—
U.S. equities (4)	103	103	—	—
International equities (5)	252	252	—	—
U.S. stock index funds (2 & 6)	224	—	224	—
Insurance contracts (7)	94	—	—	94
Derivative contracts (8)	(1)	—	(1)	—
Total	1,765	1,272	398	95

(1)	This category represents a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.
(2)

The fair value of these plan assets are classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

(3)

This category represents an active segregated large capitalization Canadian equity portfolio with the ability to purchase small and medium capitalized companies and the Canadian equity portion of an active segregated global equity portfolio.

(4)	This category represents U.S. equities held within an active segregated global equity portfolio and an active international equity portfolio.
(5)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.
(6)	This category represents equity two equity index funds, not actively managed, that track the Russell 3000 index.
(7)

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

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Insurance contracts	Other	TOTAL
	$	$	$
Balance at December 31, 2016	84	3	87
Settlements	(5)	(2)	(7)
Return on plan assets	9	—	9
Effect of foreign currency exchange rate change	6	—	6
Balance at December 31, 2017	94	1	95
Settlements	(5)	(1)	(6)
Return on plan assets	2	—	2
Effect of foreign currency exchange rate change	(7)	—	(7)
Balance at December 31, 2018	84	—	84

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2018 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2019	103	5
2020	102	5
2021	103	4
2022	103	4
2023	104	4
2024 – 2028	517	21

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating (income) loss, net includes the following:

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
	$	$	$
Net gain on sale of property, plant and equipment	(4)	(13)	—
Reversal of contingent consideration	—	(2)	—
Bad debt expense	2	1	—
Environmental provision	5	3	2
Foreign exchange (gain) loss	(2)	1	6
Other	(1)	(4)	(4)
Other operating (income) loss, net	—	(14)	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	$	$	$
Interest on long-term debt (1)	56	59	59
Interest on receivables securitization	1	2	2
Interest on withdrawal liabilities for multiemployer plans	2	3	3
Amortization of debt issuance costs and other	3	2	2
	62	66	66

(1)	The Company capitalized $1 million of interest expense in 2018 (2017 – $1 million; 2016 – $5 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

INCOME TAXES

The Company’s earnings (loss) before income taxes by taxing jurisdiction were:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	$	$	$
U.S. earnings (loss)	216	(209)	69
Foreign earnings (loss)	126	(174)	88
Earnings (loss) before income taxes	342	(383)	157

Provisions for income taxes include the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	$	$	$
U.S. Federal and State:
Current	32	73	10
Deferred	(6)	(208)	1
Foreign:
Current	12	9	10
Deferred	19	1	8
Income tax expense (benefit)	57	(125)	29

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 21% (35% for December 31, 2017 and December 31, 2016) to earnings (loss) before income taxes due to the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	$	$	$
U.S. federal statutory income tax	72	(134)	55
Reconciling Items:
State and local income taxes, net of federal income tax benefit	8	2	3
Foreign income tax rate differential	1	(16)	(14)
Tax credits and special deductions	(19)	(24)	(18)
Goodwill impairment	—	200	—
Tax rate changes	(9)	(188)	—
Deemed mandatory repatriation tax	(7)	46	—
Uncertain tax positions	(4)	(6)	2
U.S. manufacturing deduction	—	(4)	(2)
Deferred taxes on foreign earnings	10	—	—
Net operating loss cancellation	9	—	—
Valuation allowance on deferred tax assets	(8)	3	(1)
Other	4	(4)	4
Income tax expense (benefit)	57	(125)	29

During 2018, the Company recorded $19 million of tax credits, mainly research and experimentation credits, which significantly impacted the effective tax rate. The effective tax rate was also impacted by the cancellation of $9 million, after-tax, of net operating losses in a foreign jurisdiction. This was offset by the reversal of $9 million of valuation allowance on these same net operating losses. Additionally, a valuation allowance of $1 million was recorded on new operating losses in 2018 for a net benefit pertaining to valuation allowance movements of $8 million.

On December 22, 2017, the U.S. Tax Reform was signed into law. The U.S. Tax Reform significantly changed U.S. tax law for businesses by, among other things, lowering the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a one-time deemed repatriation tax on accumulated foreign earnings. As a result of the U.S. Tax Reform, the Company recorded a net tax benefit of $140 million in the fourth quarter of 2017 when the legislation was enacted. This consisted of a provisional tax benefit of $186 million relating to the revaluation of the Company’s ending net deferred tax liabilities and a provisional expense of $46 million related to the deemed repatriation tax. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company completed its analysis, including currently available legislative updates, and recorded an additional tax benefit of $13 million for the year ended December 31, 2018. Of this benefit, $7 million related to adjustments to the deemed mandatory repatriation tax and $6 million related to the revaluation of the Company’s net deferred tax liabilities. The $6 million benefit for the revaluation of the net deferred tax liabilities is included in the “Tax rate changes” above, along with $3 million of additional tax benefits relating to 2018 law changes in Sweden and various U.S. states.

As a result of the deemed mandatory repatriation tax requirement of the U.S. Tax Reform, the Company has taxed its undistributed foreign earnings as of December 31, 2017, at reduced tax rates. After completing its evaluation of the U.S. Tax Reform’s impact on its business operations, the Company has determined that it is no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. As such, as of December 31, 2018, the Company has recorded a deferred tax liability of $10 million for foreign withholding tax and various state income taxes associated with future repatriation of these earnings. This $10 million tax expense impacted the effective tax rate for 2018.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

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

On December 22, 2017, the U.S. Tax Reform was signed into law. The U.S. Tax Reform significantly changed U.S. tax law for businesses by, among other things, lowering the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a one-time deemed repatriation tax on accumulated foreign earnings. As a result of the corporate tax rate reduction, the Company revalued its ending net deferred tax liabilities, and recognized a provisional tax benefit of $186 million in the Company’s Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2017. This, combined with a $2 million tax benefit from other changes in law in certain U.S. states earlier in the year, had a significant impact on the effective tax rate for 2017.

On December 22, 2017, the SEC staff issued SAB 118 to address the application in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. SAB 118 provides guidance which allows companies to use a measurement period, similar to that used in business combinations, to account for the impacts of the U.S. Tax Reform. The U.S. Tax Reform provides for a mandatory one-time deemed repatriation tax on the Company’s undistributed foreign earnings and profits. The Company recorded a provisional repatriation tax amount of $46 million, which it will elect to pay over eight years, and which impacted the 2017 tax rate.

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

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2018 and December 31, 2017 are comprised of the following:

	December 31,	December 31,
	2018	2017
	$	$
Accounting provisions	38	36
Net operating loss carryforwards and other deductions	36	43
Pension and other employee future benefit plans	22	31
Inventory	10	10
Tax credits	21	36
Gross deferred tax assets	127	156
Valuation allowance	(16)	(25)
Net deferred tax assets	111	131
Property, plant and equipment	(422)	(436)
Intangible assets	(122)	(131)
Other	(10)	(16)
Total deferred tax liabilities	(554)	(583)
Net deferred tax liabilities	(443)	(452)
Included in:
Other assets (Note 14)	1	2
Deferred income taxes and other	(444)	(454)
Total	(443)	(452)

At December 31, 2018, the Company had less than $1 million of federal net operating loss carryforwards remaining which expire in 2032. These U.S. federal net operating losses are subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), that can vary from year to year. The Company also has other foreign net operating losses and deduction limitations of $176 million, all except $3 million of which may be carried forward indefinitely. In 2027, a small amount of the $3 million of foreign net operating losses will begin to expire.

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

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits for which a valuation allowance of $6 million exists at December 31, 2018, and certain foreign loss carryforwards for which a valuation allowance of $10 million exists at December 31, 2018. Of this amount, $(8) million favorably impacted tax expense and the effective tax rate for 2018 (2017 – $3 million; 2016 – $(1) million).

As of December 31, 2018, the Company has recorded a deferred tax liability of $10 million for foreign withholding tax and various state income taxes associated with the repatriation of earnings subject to the repatriation tax as well as future repatriation of its unremitted foreign earnings. The Company has not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries that are unrelated to unremitted earnings as it estimates that the deferred tax liability recorded in 2018, in combination with the repatriation tax amount, covers all tax liabilities with foreign investments to date.

The U.S. Tax Reform also includes a base erosion provision for GILTI. Beginning in 2018, the GILTI provisions require the Company to include in its U.S. income tax return, earnings of foreign subsidiaries that are in excess of an allowable return on the tangible assets of the foreign subsidiaries. The Company is required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current period expense when incurred or (2) factor such amounts into the measurement of deferred taxes. The Company has elected to account for any taxes associated with GILTI as a period cost.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2018, the Company had gross unrecognized tax benefits of approximately $32 million ($37 million and $43 million for 2017 and 2016, respectively). If recognized in 2019, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31,	December 31,	December 31,
	2018	2017	2016
	$	$	$
Balance at beginning of year	37	43	41
Additions based on tax positions related to current year	3	3	3
Additions for tax positions of prior years	4	4	3
Reductions for tax positions of prior years	—	—	(2)
Reductions related to settlements with taxing authorities	—	(1)	—
Expirations of statutes of limitations	(12)	(13)	(3)
Interest	1	1	1
Foreign exchange impact	(1)	—	—
Balance at end of year	32	37	43

The Company recorded $1 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2018 ($1 million and $1 million for 2017 and 2016, respectively). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense. The Company believes it is reasonably possible that up to $6 million of its unrecognized tax benefits may be recognized by December 31, 2019, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty.

The major jurisdictions where the Company and its subsidiaries will file tax returns for 2018, in addition to filing one consolidated U.S. federal income tax return, are Canada, Sweden and Spain. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various U.S. states and Canadian provinces. At December 31, 2018, the Company’s subsidiaries are subject to foreign federal income tax examinations for the tax years 2008 through 2017, with federal years prior to 2015 being closed from a cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 31,	December 31,
	2018	2017
	$	$
Work in process and finished goods	410	399
Raw materials	126	135
Operating and maintenance supplies	226	223
	762	757

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31,	December 31,
	(in years)	2018	2017
		$	$
Machinery and equipment	3 – 20	7,655	7,674
Buildings and improvements	10 – 40	1,043	1,059
Timberlands	(1)	193	207
Assets under construction	—	131	104
		9,022	9,044
Less: Accumulated depreciation		(6,417)	(6,279)
		2,605	2,765

(1)	Amortization is calculated using the unit of production method.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2018 was $289 million (2017 – $302 million; 2016 – $329 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives	December 31,			December 31,
	(in years)	2018			2017
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	384	(94)	290	392	(79)	313
Technology	7 – 20	8	(4)	4	8	(4)	4
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	28	(13)	15	29	(11)	18
		424	(113)	311	433	(96)	337
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		238	—	238	245	—	245
License rights		6	—	6	6	—	6
Catalog rights		38	—	38	41	—	41
Total		710	(113)	597	729	(96)	633

Amortization expense related to intangible assets for the year ended December 31, 2018 was $19 million ($19 million in 2017 and 2016, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2019	2020	2021	2022	2023
	$	$	$	$	$
Amortization expense related to intangible assets	21	21	21	21	20

The Company performed its annual impairment test on its indefinite-lived intangible assets at October 1, 2018, 2017 and 2016, using a quantitative approach, except for the license rights and water rights, where the Company used a qualitative approach, and determined that the estimated fair values of its indefinite-lived intangible assets exceeded their carrying amounts. No impairment charge was recorded for indefinite-lived intangible assets during 2018, 2017 or 2016.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

OTHER ASSETS

The following table presents the components of other assets:

	December 31,	December 31,
	2018	2017
	$	$
Pension asset - defined benefit pension plans (Note 7)	107	131
Investment tax credits receivable	5	7
Unamortized debt issuance costs	4	4
Deferred income tax assets (Note 10)	1	2
Derivative financial instruments (Note 22)	—	5
Investments and advances	6	—
Other	11	8
	134	157

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

In the fourth quarter of 2016, as a result of a revision in the Company’s estimated withdrawal liability for U.S. multiemployer plans, the Company recorded a credit of $4 million in Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). At December 31, 2018, the total provision for the withdrawal liabilities was $47 million.

Waco, Texas facility

On November 1, 2018, the Company announced a margin improvement within the Personal Care Division. As part of this plan, the Board of Directors approved the permanent closure of its Waco, Texas Personal Care manufacturing and distribution facility, the relocation of certain of its manufacturing assets and a workforce reduction across the division. The Waco, Texas facility is expected to cease operations in the third quarter of 2019.

The Company recorded $7 million for the year ended December 31, 2018 of accelerated depreciation under Impairment of property, plant and equipment and goodwill on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). During the fourth quarter of 2018, the Company also recorded a $4 million write-down of inventory, $3 million of severance and termination costs, and $1 million of other costs under Closure and restructuring costs.

Plymouth, North Carolina mill

On September 23, 2016, the Company announced a plan to optimize fluff pulp manufacturing at the Plymouth, North Carolina mill. The restructuring, which was completed in 2018, included the permanent closure of a pulp dryer and idling of assets, in addition to a workforce reduction of approximately 100 positions. The streamlining process also right-sized the mill to an annualized production target of approximately 380,000 metric tons of fluff pulp. The Company recorded $5 million of severance and termination costs under Closure and restructuring costs during the third quarter of 2016.

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

The Company recorded $29 million for the year ended December 31, 2016, of accelerated depreciation under Impairment of property, plant and equipment and goodwill on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). During 2016, the Company also recorded $26 million of costs related to the fluff pulp conversion outage and $1 million of severance and termination costs under Closure and restructuring costs.

Other costs

During 2018, there were no other costs related to previous and ongoing closures and restructuring (severance and termination costs of $2 million and $3 million in 2017 and 2016, respectively, and pension settlement costs of nil and $1 million in 2017 and 2016, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

The following tables provide the components of closure and restructuring costs by segment:

	Year ended
	December 31, 2018
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	—	3	3
Inventory write-down	—	4	4
Other	—	1	1
Closure and restructuring costs	—	8	8

	Year ended
	December 31, 2017
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	—	2	2
Closure and restructuring costs	—	2	2

	Year Ended
	December 31, 2016
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	8	1	9
Pension settlement and withdrawal liability	(3)	—	(3)
Fluff pulp conversion outage	26	—	26
Closure and restructuring costs	31	1	32

The following table provides the activity in the closure and restructuring liability:

	December 31,	December 31,
	2018	2017
	$	$
Balance at beginning of year	7	7
Additions	4	2
Payments	(5)	(2)
Balance at end of year	6	7

The $6 million provision is comprised of $5 million of severance and termination costs, of which $3 million and $2 million relate to the Pulp and Paper segment and Personal Care segment, respectively, and $1 million of other costs which relate to the Personal Care segment.

Closure and restructuring costs are based on management’s best estimates at December 31, 2018. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further impairment charges may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31,	December 31,
	2018	2017
	$	$
Trade payables	404	382
Payroll-related accruals	173	164
Accrued interest	16	16
Payables on capital projects	21	11
Rebate accruals	64	72
Liability - pension and other post-retirement benefit plans (Note 7)	5	5
Liability - multiemployer plan withdrawal	2	2
Provision for environment and other asset retirement obligations (Note 21)	10	13
Closure and restructuring costs liability (Note 15)	6	7
Derivative financial instruments (Note 22)	21	7
Dividends payable (Note 20)	27	26
Stock-based compensation - liability awards (Note 22)	6	6
Other	2	5
	757	716

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the period ended  December 31, 2018 and 2017.

	Net derivative
	gains (losses) on		Post-retirement	Foreign currency
	cash flow hedges	Pension items(2)	benefit items(2)	items	Total
	$	$	$	$	$
Balance at December 31, 2016	11	(221)	(11)	(278)	(499)
Natural gas swap contracts	(5)	N/A	N/A	N/A	(5)
Currency options	11	N/A	N/A	N/A	11
Net (gain) loss	N/A	(6)	17	N/A	11
Foreign currency items	N/A	N/A	N/A	146	146
Other comprehensive income (loss) before reclassifications	6	(6)	17	146	163
Amounts reclassified from Accumulated other comprehensive loss	(9)	9	—	—	—
Net current period other comprehensive (loss) income	(3)	3	17	146	163
Balance at December 31, 2017	8	(218)	6	(132)	(336)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	(12)	N/A	N/A	N/A	(12)
Foreign exchange forward contracts	(19)	N/A	N/A	N/A	(19)
Net (gain) loss	N/A	(23)	6	N/A	(17)
Foreign currency items	N/A	N/A	N/A	(91)	(91)
Other comprehensive (loss) income before reclassifications	(30)	(23)	6	(91)	(138)
Amounts reclassified from Accumulated other comprehensive loss	(2)	10	(1)	—	7
Net current period other comprehensive (loss) income	(32)	(13)	5	(91)	(131)
Balance at December 31, 2018	(24)	(231)	11	(223)	(467)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss(1)
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	$	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts (2)	(2)	—	12
Currency options and forwards (2)	(1)	(14)	12
Total before tax	(3)	(14)	24
Tax benefit (expense)	1	5	(10)
Net of tax	(2)	(9)	14

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	8	9	6
Amortization of prior year service cost (3)	5	5	5
Total before tax	13	14	11
Tax expense	(3)	(5)	(4)
Net of tax	10	9	7

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	(1)	—	—
Total before tax	(1)	—	—
Tax expense	—	—	—
Net of tax	(1)	—	—

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 7 "Pension Plans and Other Post-Retirement Benefit Plans" for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

LONG-TERM DEBT

		Par		December 31,	December 31,
	Maturity	Amount	Currency	2018	2017
		$		$	$
Unsecured notes
4.4% Notes	2022	300	US	300	300
6.25% Notes	2042	250	US	249	249
6.75% Notes	2044	250	US	249	249
Revolving Credit Facility	2023	—	US	—	—
Term Loan	2025	300	US	—	300
Securitization	2021	50	US	50	25
Capital lease obligations and other	2019 - 2032			11	14
				859	1,137

Less: Unamortized debt issuance costs				5	7

Less: Due within one year				1	1
				853	1,129

Principal long-term debt repayments, including capital lease obligations, in each of the next five years will amount to:

	Long-term debt	Capital leases and other
	$	$
2019	—	2
2020	—	2
2021	50	2
2022	300	1
2023	—	1
Thereafter	500	7
	850	15
Less: Amounts representing interest	—	4
Total payments	850	11

UNSECURED NOTES

The Company’s 10.75% Notes, in the aggregate principal amount of $63 million, matured on June 1, 2017.

The Company’s 9.5% Notes, in the aggregate principal amount of $39 million, matured on August 1, 2016.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. LONG-TERM DEBT (CONTINUED)

REVOLVING CREDIT FACILITY

In August 2018, the Company amended and restated its $700 million unsecured revolving credit facility (the “Credit Agreement”) with certain domestic and foreign banks. The amendment extended the Credit Agreement’s maturity date from August 18, 2021 to August 22, 2023. The maturity date of the facility may be extended by one year and the lender commitments may be increased by up to $400 million, subject to lender approval and customary requirements.

Borrowings by the Company under the Credit Agreement are guaranteed by its significant domestic subsidiaries. Borrowings by certain foreign subsidiaries under the Credit Agreement are guaranteed by the Company, the Company’s significant domestic subsidiaries and certain of the Company’s significant foreign subsidiaries.

Borrowings under the Credit Agreement bear interest at LIBOR, EURIBOR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to the Company’s credit rating. In addition, the Company pays facility fees quarterly at rates dependent on the Company's credit ratings.

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At December 31, 2018, the Company was in compliance with these financial covenants, and there were no borrowings (December 31, 2017 – nil).

TERM LOAN

In the third quarter of 2015, a wholly-owned subsidiary of Domtar borrowed $300 million under an unsecured 10 year Term Loan Agreement with certain domestic banks.

In the fourth quarter of 2018, the Term Loan was fully repaid.

RECEIVABLES SECURITIZATION

The Company has a $150 million receivables securitization facility. This facility was amended in November 2018 to extend the maturity date from March 2019 to November 2021. This facility provides additional liquidity to the Company to fund its operations or issue letters of credit. The costs under the program vary based on changes in interest rates and amounts utilized.

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

The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement, or the failure by Domtar to satisfy material obligations.

At December 31, 2018, $50 million was borrowed and $52 million of letters of credit were outstanding under this facility (2017 – $25 million and $50 million, respectively).

In 2018, a net charge of $1 million (2017 – $2 million; 2016 – $2 million) resulted from the program described above and was included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

.	December 31,	December 31,
	2018	2017
	$	$
Liability - other post-retirement benefit plans (Note 7)	57	71
Pension liability - defined benefit pension plans (Note 7)	88	130
Pension liability - multiemployer plan withdrawal	45	47
Long-term income taxes payable	9	42
Provision for environmental and asset retirement obligations (Note 21)	27	31
Stock-based compensation - liability awards (Note 22)	14	20
Derivative financial instruments (Note 22)	16	5
Other	19	22
	275	368

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations and demolition of certain abandoned buildings. At December 31, 2018, Domtar estimated the net present value of its asset retirement obligations to be $12 million (2017 – $15 million); the present value is based on probability weighted undiscounted cash outflows of $59 million (2017 – $58 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2058. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 4.7% and 12.0%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31,	December 31,
	2018	2017
	$	$
Asset retirement obligations, beginning of year	15	14
Asset retirement obligation payments	(3)	—
Accretion expense	1	1
Effect of foreign currency exchange rate change	(1)	—
Asset retirement obligations, end of year	12	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

SHAREHOLDERS’ EQUITY

During 2018, the Company declared four quarterly dividends of $0.435 per share, to holders of the Company’s common stock. Dividends of $27 million, $28 million, $27 million and $27 million were paid on April 16, 2018, July 16, 2018, October 15, 2018 and January 15, 2019, respectively, to shareholders of record as of April 2, 2018, July 3, 2018, October 2, 2018 and January 2, 2019, respectively.

During 2017, the Company declared four quarterly dividends of $0.415 per share, to holders of the Company’s common stock. Dividends of $26 million were paid on April 17, 2017, July 17, 2017, October 16, 2017 and January 15, 2018, respectively, to shareholders of record as of April 3, 2017, July 3, 2017, October 2, 2017 and January 2, 2018, respectively.

On February 19, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.435 per share, to be paid to holders of the Company’s common stock. This dividend is to be paid on April 15, 2019 to shareholders of record on April 2, 2019.

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

During 2018 and 2017, there were no shares repurchased under the Program.

Since the inception of the Program, the Company repurchased 24,853,827 shares at an average price of $39.33 for a total cost of $977 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. SHAREHOLDERS’ EQUITY (CONTINUED)

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue 20 million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2018 or December 31, 2017.

COMMON STOCK

The Company is authorized to issue two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2018 and December 31, 2017, were as follows:

	December 31,		December 31,
	2018		2017
	Number		Number
Common stock	of shares	$	of shares	$
Balance at beginning of year	62,695,685	1	62,588,837	1
Shares issued
Treasury stock	218,884	—	106,848	—
Balance at end of year	62,914,569	1	62,695,685	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21.

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

In 2018, the Company’s operating expenses for environmental matters amounted to $68 million (2017 – $67 million; 2016 – $65 million).

The Company made capital expenditures for environmental matters of $8 million in 2018 (2017– $2 million; 2016 – $4 million).

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2018	2017
	$	$
Balance at beginning of year	44	50
Additions and other changes	4	4
Environmental spending	(9)	(12)
Effect of foreign currency exchange rate change	(2)	2
Balance at end of year (1)	37	44

(1)	At December 31, 2018, $10 million is shown in Trade and other payables (see Note 16) and $27 million is shown in Other liabilities and deferred credits (see Note 19).

At December 31, 2018, anticipated undiscounted payments in each of the next five years are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and asset retirement obligations	10	1	2	2	2	67	84

The U.S. Environmental Protection Agency (the “EPA”) and/or various state agencies have notified the Company that it may be a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act, commonly known as “Superfund,” and similar state laws with respect to other hazardous waste sites as to which no proceedings have been instituted against the Company. The Company continues to take remedial action under its Care and Control Program at its former wood preserving sites, and at a number of former operating sites due to possible soil, sediment or groundwater contamination.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Climate change regulation

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

The EPA Clean Power Plan regulation is being litigated and has been stayed. The EPA has proposed to repeal and replace the Clean Power Plan. The proposed replacement rule, entitled the “Affordable Clean Energy” (“ACE”) rule, was published on August 31, 2018, and the EPA plans to finalize the rule in the first part of 2019. Regardless of the outcome for the Clean Power Plan and ACE, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The province of Quebec has a greenhouse gases (“GHG”) cap-and-trade system with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect its facilities to be disproportionately affected by these measures compared with other pulp and paper producers located in these jurisdictions.

In October 2018, the Government of Canada proposed to establish a federal carbon pricing system in provinces that do not already impose a cost on carbon emissions. This system is expected to become effective in 2019. The Government of Canada is seeking to impose a carbon pricing program for regulating GHG emissions in Ontario, where there is not currently a provincial program. This effort may result in the determination of additional environmental costs which cannot be reasonably estimated at this time.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2018, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company purchased limited insurance coverage with respect to the purchase agreement, and is seeking to recover the remaining €1.5 million ($1.7 million) under the insurance policy. Any recovery from the insurers would be recorded in the period when the proceeds are received.

LEASE AND OTHER COMMERCIAL COMMITMENTS

The Company has entered into operating leases for property, plant and equipment. The Company also has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these operating leases and other commercial commitments, determined at December 31, 2018, were as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	$	$	$	$	$	$	$
Operating leases	26	21	17	12	10	17	103
Other commercial commitments	84	13	3	1	—	2	103

Total operating lease expense amounted to $29 million in 2018 (2017 – $31 million; 2016 – $28 million).

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2018, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2018 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2018, one of Domtar’s Pulp and Paper segment customers located in the U.S. represented 10% or $67 million (2017 – 12% or $83 million) of the Company’s receivables.

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

DECEMBER 31, 2018

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2018 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTU(1)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2019	11,430,000	$34	41%
2020	8,880,000	$27	32%
2021	3,920,000	$12	14%
2022	2,070,000	$6	7%

(1)	MMBTU: Millions of British thermal units

The natural gas derivative contracts were fully effective as of December 31, 2018. There were no amounts reflected in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2018 resulting from hedge ineffectiveness (2017 and 2016 – nil).

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 24 months. Derivatives are also currently used to hedge a portion of forecasted non-Euro cash flows of its European subsidiaries for the next 2 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of December 31, 2018 to hedge forecasted purchases and sales:

				Percentage of
			Notional	forecasted net
	Business	Year of	contractual	exposures under	Average	Average
Currency exposure hedged	Segment	maturity	value	contracts	Protection rate	Obligation rate

CAD/USD	Pulp and Paper	2019	699 CAD	78%	1 USD = 1.2873	1 USD = 1.3168

CAD/USD	Pulp and Paper	2020	324 CAD	36%	1 USD = 1.2937	1 USD = 1.2937

The foreign exchange derivative contracts were fully effective as of December 31, 2018. There were no amounts reflected in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2018 resulting from hedge ineffectiveness (2017 and 2016 – nil).

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

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at December 31, 2018 and December 31, 2017, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2018	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:

Asset derivatives
Currency derivatives	1	—	1	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Total Assets	2	—	2	—

Liabilities derivatives
Currency derivatives	19	—	19	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Currency derivatives	11	—	11	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	5	—	5	—	(a)	Other liabilities and deferred credits
Total Liabilities	37	—	37	—

Other Instruments:
Stock-based compensation - liability awards	6	6	—	—		Trade and other payables
Stock-based compensation - liability awards	14	14	—	—		Other liabilities and deferred credits
Long-term debt	858	—	858	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $6 million at December 31, 2018, of which a loss of $1 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2018.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative loss recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $29 million at December 31, 2018, of which a loss of $18 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2018.

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $854 million and $1,130 million at December 31, 2018 and December 31, 2017, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
SEGMENT DATA	2018	2017	2016
	$	$	$
Sales (1)
Pulp and Paper	4,523	4,216	4,239
Personal Care	1,000	996	909
Total for reportable segments	5,523	5,212	5,148
Intersegment sales	(68)	(64)	(58)
Consolidated sales (2)	5,455	5,148	5,090
Sales by product group
Communication papers	2,548	2,382	2,571
Specialty and packaging papers	710	651	680
Market pulp	1,197	1,119	930
Absorbent hygiene products	1,000	996	909
Consolidated sales (2)	5,455	5,148	5,090
Depreciation and amortization
Pulp and Paper	238	254	284
Personal Care	70	67	64
Total for reportable segments	308	321	348
Impairment of property, plant and equipment and goodwill - Personal Care	7	578	—
Impairment of property, plant and equipment - Pulp and Paper	—	—	29
Consolidated depreciation and amortization and impairment of property, plant and equipment and goodwill	315	899	377
Operating income (loss) (3)
Pulp and Paper	438	237	201
Personal Care	(5)	(527)	57
Corporate	(47)	(38)	(50)
Consolidated operating income (loss)	386	(328)	208
Interest expense, net	62	66	66
Non-service components of net periodic benefit cost	(18)	(11)	(15)
Earnings (loss) before income taxes and equity loss	342	(383)	157
Income tax expense (benefit)	57	(125)	29
Equity loss, net of taxes	2	—	—
Net earnings (loss)	283	(258)	128

(1)

As a result of adopting ASU 2014-09 “Revenue from Contracts with Customers,” the Company has revised its 2017 and 2016 segment disclosures to conform to the new guideline. (Previously reported numbers for Sales for the years ended December 31, 2017 and 2016 were as follows: Pulp and Paper: $4,216 million and $4,239 million, respectively; Personal Care: $1,005 million and $917 million, respectively; Intersegment sales: $(64) million and $(58) million, respectively.)

(2)	In 2018 and 2017, Staples, one of the Company’s largest customers in the Pulp and Paper segment, represented approximately 10% (2017 – 10%) of the total sales.
(3)

As a result of adopting ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” the Company has revised its 2017 and 2016 segment disclosures to conform to the new guideline. (Previously reported numbers for Operating income (loss) for the years ended December 31, 2017 and 2016 were as follows:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. SEGMENT DISCLOSURES (CONTINUED)

Pulp and Paper: $250 million and $217 million, respectively; Personal Care: $(527) million and $57 million, respectively; Corporate: $(40) million and $(51) million, respectively.)

	December 31,	December 31,
	2018	2017
	$	$
Segment assets
Pulp and Paper	3,475	3,649
Personal Care	1,331	1,406
Total for reportable segments	4,806	5,055
Corporate	119	157
Consolidated assets	4,925	5,212

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	$	$	$
Additions to property, plant and equipment
Pulp and Paper	164	128	287
Personal Care	37	48	55
Total for reportable segments	201	176	342
Corporate	2	4	4
Consolidated additions to property, plant and equipment	203	180	346
Add: Change in payables on capital projects	(8)	2	1
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	195	182	347

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2018	2017	2016
	$	$	$
Geographic information
Sales
United States	3,669	3,486	3,571
Canada	480	474	493
Europe	682	610	597
Asia	489	444	351
Other foreign countries	135	134	78
	5,455	5,148	5,090

	December 31,	December 31,
	2018	2017
	$	$
Long-lived assets
United States	2,056	2,136
Canada	604	677
Europe	542	585
	3,202	3,398

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2018 and 2017 and the Statements of Earnings (Loss) and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2018, 2017 and 2016 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME	December 31, 2018
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,411	2,226	(1,182)	5,455
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,782	1,703	(1,182)	4,303
Depreciation and amortization	—	216	92	—	308
Selling, general and administrative	11	108	324	—	443
Impairment of property, plant and equipment	—	7	—	—	7
Closure and restructuring costs	—	6	2	—	8
Other operating (income) loss, net	—	(1)	1	—	—
	11	4,118	2,122	(1,182)	5,069
Operating (loss) income	(11)	293	104	—	386
Interest expense (income), net	62	91	(91)	—	62
Non-service components of net periodic benefit cost	—	1	(19)	—	(18)
(Loss) earnings before income taxes and equity loss	(73)	201	214	—	342
Income tax (benefit) expense	(20)	30	47	—	57
Equity loss, net of taxes	—	1	1	—	2
Share in earnings of equity accounted investees	336	166	—	(502)	—
Net earnings	283	336	166	(502)	283
Other comprehensive loss	(131)	(133)	(110)	243	(131)
Comprehensive income	152	203	56	(259)	152

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 24 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF LOSS	Year ended
AND COMPREHENSIVE INCOME (LOSS)	December 31, 2017
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,243	2,053	(1,148)	5,148
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,688	1,605	(1,148)	4,145
Depreciation and amortization	—	233	88	—	321
Selling, general and administrative	9	142	293	—	444
Impairment of goodwill	—	313	265	—	578
Closure and restructuring costs	—	2	—	—	2
Other operating loss (income), net	—	1	(15)	—	(14)
	9	4,379	2,236	(1,148)	5,476
Operating loss	(9)	(136)	(183)	—	(328)
Interest expense (income), net	63	86	(83)	—	66
Non-service components of net periodic benefit cost	—	1	(12)	—	(11)
Loss before income taxes	(72)	(223)	(88)	—	(383)
Income tax expense (benefit)	9	(179)	45	—	(125)
Share in earnings of equity accounted investees	(177)	(133)	—	310	—
Net loss	(258)	(177)	(133)	310	(258)
Other comprehensive income	163	175	170	(345)	163
Comprehensive (loss) income	(95)	(2)	37	(35)	(95)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 24 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME	December 31, 2016
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,203	2,032	(1,145)	5,090
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,638	1,558	(1,145)	4,051
Depreciation and amortization	—	256	92	—	348
Selling, general and administrative	17	93	308	—	418
Impairment of property, plant and equipment	—	29	—	—	29
Closure and restructuring costs	—	31	1	—	32
Other operating loss (income), net	1	(1)	4	—	4
	18	4,046	1,963	(1,145)	4,882
Operating (loss) income	(18)	157	69	—	208
Interest expense (income), net	65	50	(49)	—	66
Non-service components of net periodic benefit cost	—	—	(15)	—	(15)
(Loss) earnings before income taxes	(83)	107	133	—	157
Income tax (benefit) expense	(43)	36	36	—	29
Share in earnings of equity accounted investees	168	97	—	(265)	—
Net earnings	128	168	97	(265)	128
Other comprehensive income (loss)	2	(12)	(35)	47	2
Comprehensive income	130	156	62	(218)	130

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 24 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2018
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	—	—	111	—	111
Receivables	—	344	326	—	670
Inventories	—	525	237	—	762
Prepaid expenses	6	12	6	—	24
Income and other taxes receivable	1	3	18	—	22
Intercompany accounts	498	194	35	(727)	—
Total current assets	505	1,078	733	(727)	1,589
Property, plant and equipment, net	—	1,802	803	—	2,605
Intangible assets, net	—	256	341	—	597
Investments in affiliates	3,645	2,611	—	(6,256)	—
Intercompany long-term advances	5	1	1,569	(1,575)	—
Other assets	18	26	104	(14)	134
Total assets	4,173	5,774	3,550	(8,572)	4,925

Liabilities and shareholders' equity
Current liabilities
Trade and other payables	52	464	241	—	757
Intercompany accounts	125	264	338	(727)	—
Income and other taxes payable	1	12	12	—	25
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	178	740	592	(727)	783
Long-term debt	793	—	60	—	853
Intercompany long-term loans	636	938	1	(1,575)	—
Deferred income taxes and other	—	335	155	(14)	476
Other liabilities and deferred credits	28	116	131	—	275
Shareholders' equity	2,538	3,645	2,611	(6,256)	2,538
Total liabilities and shareholders' equity	4,173	5,774	3,550	(8,572)	4,925

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 24 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 24 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2018
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	283	336	166	(502)	283
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(557)	434	(108)	502	271
Cash flows (used for) provided from operating activities	(274)	770	58	—	554
Investing activities
Additions to property, plant and equipment	—	(142)	(53)	—	(195)
Proceeds from disposals of property, plant and equipment	—	1	4	—	5
Other	—	(2)	(4)	—	(6)
Cash flows used for investing activities	—	(143)	(53)	—	(196)
Financing activities
Dividend payments	(108)	—	—	—	(108)
Proceeds from receivables securitization facilities	—	—	85	—	85
Repayments of receivables securitization facilities	—	—	(60)	—	(60)
Repayments of long-term debt	—	(300)	(1)	—	(301)
Increase in long-term advances to related parties	—	(341)	(36)	377	—
Decrease in long-term advances to related parties	377	—	—	(377)	—
Other	2	—	—	—	2
Cash flows provided from (used for) financing activities	271	(641)	(12)	—	(382)
Net decrease in cash and cash equivalents	(3)	(14)	(7)	—	(24)
Impact of foreign exchange on cash	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of year	3	14	122	—	139
Cash and cash equivalents at end of year	—	—	111	—	111

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 24 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2017
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net loss	(258)	(177)	(133)	310	(258)
Changes in operating and intercompany assets and liabilities and non-cash items, included in net loss	287	259	471	(310)	707
Cash flows provided from operating activities	29	82	338	—	449
Investing activities
Additions to property, plant and equipment	—	(99)	(83)	—	(182)
Proceeds from disposals of property, plant and equipment	—	—	19	—	19
Acquisition of business, net of cash acquired	—	—	(8)	—	(8)
Cash flows used for investing activities	—	(99)	(72)	—	(171)
Financing activities
Dividend payments	(104)	—	—	—	(104)
Net change in bank indebtedness	—	(12)	—	—	(12)
Change in revolving credit facility	(50)	—	—	—	(50)
Proceeds from receivables securitization facilities	—	—	45	—	45
Repayments of receivables securitization facilities	—	—	(90)	—	(90)
Repayments of long-term debt	(63)	—	(1)	—	(64)
Increase in long-term advances to related parties	—	—	(202)	202	—
Decrease in long-term advances to related parties	173	29	—	(202)	—
Other	1	—	—	—	1
Cash flows (used for) provided from financing activities	(43)	17	(248)	—	(274)
Net (decrease) increase in cash and cash equivalents	(14)	—	18	—	4
Impact of foreign exchange on cash	—	—	10	—	10
Cash and cash equivalents at beginning of year	17	14	94	—	125
Cash and cash equivalents at end of year	3	14	122	—	139

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 24 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2016
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	128	168	97	(265)	128
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(4,280)	4,149	203	265	337
Cash flows (used for) provided from operating activities	(4,152)	4,317	300	—	465
Investing activities
Additions to property, plant and equipment	—	(265)	(82)	—	(347)
Proceeds from disposals of property, plant and equipment and sale of business	—	—	1	—	1
Acquisition of businesses, net of cash acquired	—	(1)	(45)		(46)
Other	—	—	1	—	1
Cash flows used for investing activities	—	(266)	(125)	—	(391)
Financing activities
Dividend payments	(102)	—	—	—	(102)
Stock repurchase	(10)	—	—	—	(10)
Net change in bank indebtedness	—	12	—	—	12
Proceeds from receivables securitization facilities	—	—	140	—	140
Repayments of receivables securitization facilities	—	—	(70)	—	(70)
Repayments of long-term debt	(38)	(1)	(1)	—	(40)
Increase in long-term advances to related parties	—	(4,050)	(223)	4,273	—
Decrease in long-term advances to related parties	4,273	—	—	(4,273)	—
Other	(3)	—	—	—	(3)
Cash flows provided from (used for) financing activities	4,120	(4,039)	(154)	—	(73)
Net (decrease) increase in cash and cash equivalents	(32)	12	21	—	1
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of year	49	2	75	—	126
Cash and cash equivalents at end of year	17	14	94	—	125

Domtar Corporation

Interim Financial Results (Unaudited)

(In millions of dollars, unless otherwise noted)

2018	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,345		$1,353		$1,367		$1,390		$5,455
Operating income	77	(a)	62	(b)	114		133	(d)	386
Earnings before income taxes and equity loss	65		51		103		123		342
Net earnings	54		43		99	(c)	87	(e)	283
Basic net earnings per common share	0.86		0.68		1.57		1.38		4.50
Diluted net earnings per common share	0.86		0.68		1.57		1.38		4.48

2017	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter		Year
Sales	$1,302	$1,221	$1,290		$1,335		$5,148
Operating income (loss)	38	62	85	(f)	(513)	(g)	(328)
Earnings (loss) before income taxes and equity loss	25	47	73		(528)		(383)
Net earnings (loss)	20	38	70		(386)	(h)	(258)
Basic net earnings (loss) per common share	0.32	0.61	1.12		(6.16)		(4.11)
Diluted net earnings (loss) per common share	0.32	0.61	1.11		(6.16)		(4.11)

(a)	The operating income for the first Quarter of 2018 included a gain on disposal of property, plant and equipment of $1 million related to our Pulp and Paper segment.

The Company also recorded a litigation settlement of $2 million related to our Corporate segment.

(b)	The operating income for the second Quarter of 2018 included a gain on disposal of property, plant and equipment of $3 million related to our Pulp and Paper segment.

(c)	The net earnings for the third Quarter of 2018 included a tax benefit of $7 million related to the U.S. Tax Reform.

(d)	The operating income for the fourth Quarter of 2018 included closure and restructuring costs of $8 million and accelerated depreciation of $7 million, both related to our Personal Care segment.

(e)	The net earnings for the fourth Quarter of 2018 included a tax expense of $10 million related to the U.S. Tax Reform.

(f)	The operating income for the third Quarter of 2017 included the partial reversal of contingent consideration provision of $2 million related to our Corporate segment.

The Company also recorded a gain on disposal of property, plant and equipment of $4 million related to our Pulp and Paper segment.

(g)

The operating loss for the fourth Quarter of 2017 included a goodwill impairment charge of $578 million and closure and restructuring costs of $2 million, both associated with our Personal Care segment.

The Company also recorded a gain on disposal of property, plant and equipment of $9 million related to our Corporate segment.

(h)

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2018, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2018, our disclosure controls and procedures were effective.

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

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as at December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8, Financial Statements and Supplementary Data.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2018.

ITEM 9B.  OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed on or about March 31, 2019, is incorporated herein by reference.

Information regarding our executive officers is presented in Item 1, Business, under the caption “Our Executive Officers”.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed on or about March 31, 2019, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed on or about March 31, 2019, is incorporated herein by reference.

The following table sets forth the number of shares of our stock reserved for issuance under our equity compensation plans as of December 31, 2018:

Number of securities remaining
	Number of securities to				available for future issuance under
	be issued upon exercise of outstanding options,		Weighted average exercise price of outstanding		equity compensation plans (excluding securities reflected
Plan Category	warrants and rights (#)		options, warrants and rights ($)		in column (a) (#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,698,973	(1)	$45.68	(2)	1,246,036	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,698,973		$45.68		1,246,036

(1)

Represents the total number of shares associated with options, restricted stock units ("RSUs"), performance share units ("PSUs"), deferred share units ("DSUs") and dividends equivalent units ("DEUs") outstanding as of December 31, 2018 that may or will be settled in equity.  This number assumes that PSUs will vest at the “maximum” performance level, and that any performance requirements applicable to options will be satisfied.

(2)	Represents the weighted average exercise price of options disclosed in column (a).
(3)	Represents the number of shares remaining available for issuance in settlement of future awards under the Omnibus Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation – Board Independence and Other Determinations” in our Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

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

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	08/08/2008

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	06/08/2009

3.3	Amended and Restated By-Laws	8-K	3.1	02/24/2016

4.1	Form of Indenture between Domtar Corp. and the Bank of New York, as trustee, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 to be issued as part of a debt exchange	S-4	4.1	10/16/2007

4.2	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors as parties thereto, relating to the guarantee by the new subsidiary guarantors of the obligations under the Indenture	8-K	4.1	02/21/2008

4.3	Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Attends Healthcare Products Inc., and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Attends Healthcare Products Inc. of the obligations under the Indenture	10-Q	4.1	11/04/2011

4.4	Supplemental Indenture, dated as of March 16, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, providing for Domtar Corporation’s 4.40% Notes due 2022	8-K	4.1	03/16/2012

4.5	Supplemental Indenture, dated May 21, 2012, among Domtar Corporation, EAM Corporation, and The Bank of New York Mellon, as trustee, relating to EAM Corporation’s guarantee of the obligations under the Indenture	S-3	4.8	08/20/2012

4.6	Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042	8-K	4.1	08/23/2012

4.7	Supplemental Indenture, dated as of July 31, 2013, among Domtar Corporation, Associated Hygienic Products LLC, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Associated Hygienic Products LLC of the obligations under the Indenture	S-3ASR	4.10	10/01/2013

4.8	Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044	8-K	4.1	11/26/2013

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

4.9	Supplemental Indenture, dated as of January 23, 2017, among Home Delivery Incontinent Supplies Co, Domtar Corporation and The Bank of New York Mellon, as trustee, relating to Home Delivery Incontinent Supplies Co’s guarantee of the obligations under the Indenture	10-Q	4.1	05/05/2017
10.1*	Domtar Corporation Executive Deferred Share Unit Plan (applicable to members of the Management Committee of Domtar Inc. prior to March 7, 2007)	10-K	10.29	02/27/2009

10.2*	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.)	10-K	10.30	02/27/2009

10.3*	Director Deferred Stock Unit Agreement	8-K	10.1	05/24/2007

10.4*	Non-Qualified Stock Option Agreement

10.5*	Restricted Stock Unit Agreement

10.6*	Performance Share Unit Agreement

10.7*	Severance Program for Management Committee Members	10-K	10.7	02/24/2017

10.8*	Amended and Restated DB SERP for Management Committee Members of Domtar	10-Q	10.1	08/04/2017

10.9*	Amended and Restated DC SERP for Designated Executives of Domtar

10.10*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation	10-K	10.50	02/27/2009

10.11	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan	DEF 14A	Annex B	03/31/2017

10.12	Domtar Corporation Annual Incentive Plan for members of the Management Committee	DEF 14A	Annex A	03/31/2017

10.13*	Employment agreement of Mr. Michael Fagan	10-K	10.48	02/28/2013

10.14*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Inc.	10-Q	10.3	08/04/2017

10.15*	Amended and Restated Employment Agreement of Mr. John D. Williams	10-Q	10.1	08/02/2013

10.16*	Amended and Restated DC SERP for Designated Executives of Domtar Personal Care

10.17*	Employment agreement of Mr. Michael D. Garcia	10-Q	10.1	08/01/2014

10.18	Second Amended and Restated Credit Agreement dated as of August 18, 2016, among the Company, Domtar Inc, Domtar Pulp and Paper General Partnership, Laboratorios Indas, S.A.U., and Attends Healthcare AB, Bank of Montreal, Goldman Sachs Bank USA, Royal Bank of Canada and Wells Fargo Bank, N.A., as co-documentation agents, The Bank of Nova Scotia and Bank of America, N.A., as syndication agents and JP Morgan Chase Bank, N.A., as administrative agent.	10-Q	10.1	11/03/2016

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

21	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

*	Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at	Charged to	(Deductions) from / Additions to	Balance at end
	beginnings of year	income	reserve	of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
2018	7	2	(3)	6
2017	7	1	(1)	7
2016	6	—	1	7

	Balance at	Charged to	Deductions from	Balance at end
	beginnings of year	income	reserve	of year
	$	$	$	$
Valuation Allowance on Deferred Tax Assets
2018	25	(8)	(1)	16
2017	22	3	—	25
2016	23	(1)	—	22

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on February 22, 2019

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

Signature	Title	Date

/s/ John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2019
John D. Williams

/s/ Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2019
Daniel Buron

/s/Giannella Alvarez	Director	February 22, 2019
Giannella Alvarez

/s/ Robert E. Apple	Director	February 22, 2019
Robert E. Apple

/s/ David J. Illingworth	Director	February 22, 2019
David J. Illingworth

/s/ Brian M. Levitt	Director	February 22, 2019
Brian M. Levitt

/s/ David G. Maffucci	Director	February 22, 2019
David G. Maffucci

/s/ Pamela B. Strobel	Director	February 22, 2019
Pamela B. Strobel

/s/ Denis Turcotte	Director	February 22, 2019
Denis Turcotte

/s/ Mary A. Winston	Director	February 22, 2019
Mary A. Winston