Form 10-Q
period 2019-03-31
Domtar CORP
filed 2019-05-09
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(zip code)

(803) 802-7500

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01 Per Share; Common stock traded on the New York Stock Exchange; trading symbol UFS.

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

At April 30, 2019, 63,100,572 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2019

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended	Three months ended
	March 31,	March 31,
	2019	2018
	(Unaudited)
	$	$
Sales	1,376	1,345
Operating expenses
Cost of sales, excluding depreciation and amortization	1,052	1,084
Depreciation and amortization	73	79
Selling, general and administrative	123	110
Impairment of property, plant and equipment (NOTE 11)	10	—
Closure and restructuring costs (NOTE 11)	4	—
Other operating income, net (NOTE 6)	(1)	(5)
	1,261	1,268
Operating income	115	77
Interest expense, net	13	16
Non-service components of net periodic benefit cost (NOTE 5)	(3)	(4)
Earnings before income taxes and equity loss	105	65
Income tax expense (NOTE 7)	24	11
Equity loss, net of taxes	1	—
Net earnings	80	54
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	1.27	0.86
Diluted	1.27	0.86
Weighted average number of common shares outstanding (millions)
Basic	63.0	62.7
Diluted	63.2	62.9
Cash dividends per common share	0.44	0.42

Net earnings	80	54
Other comprehensive income (loss) (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(4) (2018 – $3)	11	(9)
Less: Reclassification adjustment for losses (gains) included in net earnings, net of tax of nil (2018 – $1)	1	(2)
Foreign currency translation adjustments	2	(11)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) (2018 – $(1))	3	2
Other comprehensive income (loss)	17	(20)
Comprehensive income	97	34

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2019	2018
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	94	111
Receivables, less allowances of $7 and $6	699	670
Inventories (NOTE 8)	813	762
Prepaid expenses	25	24
Income and other taxes receivable	21	22
Total current assets	1,652	1,589
Property, plant and equipment, net	2,564	2,605
Operating lease right-of-use assets (NOTE 9)	81	—
Intangible assets, net (NOTE 10)	587	597
Other assets	138	134
Total assets	5,022	4,925
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	3	—
Trade and other payables	675	757
Income and other taxes payable	49	25
Operating lease liabilities due within one year (NOTE 9)	25	—
Long-term debt due within one year	1	1
Total current liabilities	753	783
Long-term debt	853	853
Operating lease liabilities (NOTE 9)	65	—
Deferred income taxes and other	477	476
Other liabilities and deferred credits	266	275
Commitments and contingencies (NOTE 14)
Shareholders' equity (NOTE 13)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued: 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 1,900,532 and 2,086,535 shares	—	—
Additional paid-in capital	1,982	1,981
Retained earnings	1,075	1,023
Accumulated other comprehensive loss	(450)	(467)
Total shareholders' equity	2,608	2,538
Total liabilities and shareholders' equity	5,022	4,925

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2018	62.9	1	1,981	1,023	(467)	2,538
Stock-based compensation, net of tax	0.2	—	1	—	—	1
Net earnings	—	—	—	80	—	80
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(4)	—	—	—	—	11	11
Less: Reclassification adjustment for losses included in net earnings, net of tax of nil	—	—	—	—	1	1
Foreign currency translation adjustments	—	—	—	—	2	2
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	3	3
Cash dividends declared	—	—	—	(28)	—	(28)
Balance at March 31, 2019	63.1	1	1,982	1,075	(450)	2,608

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2019	March 31, 2018
	(Unaudited)
	$	$
Operating activities
Net earnings	80	54
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	73	79
Deferred income taxes and tax uncertainties	(3)	(3)
Impairment of property, plant and equipment	10	—
Net gains on disposals of property, plant and equipment	—	(1)
Stock-based compensation expense	2	3
Equity loss, net	1	—
Other	—	(1)
Changes in assets and liabilities
Receivables	(30)	(2)
Inventories	(49)	(13)
Prepaid expenses	—	(2)
Trade and other payables	(69)	(37)
Income and other taxes	26	16
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	1	—
Other assets and other liabilities	13	(3)
Cash flows from operating activities	55	90
Investing activities
Additions to property, plant and equipment	(46)	(25)
Proceeds from disposals of property, plant and equipment	—	1
Other	—	(4)
Cash flows used for investing activities	(46)	(28)
Financing activities
Dividend payments	(27)	(26)
Net change in bank indebtedness	3	—
Proceeds from receivables securitization facility	20	—
Repayments of receivables securitization facility	(20)	(25)
Other	(1)	—
Cash flows used for financing activities	(25)	(51)
Net (decrease) increase in cash and cash equivalents	(16)	11
Impact of foreign exchange on cash	(1)	2
Cash and cash equivalents at beginning of period	111	139
Cash and cash equivalents at end of period	94	152
Supplemental cash flow information
Net cash payments for:
Interest	16	19
Income taxes	6	4

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission. The December 31, 2018 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On January 1, 2019, upon the adoption of ASU 2016-02, “Leases”, the Company’s accounting policy related to leases became as follows:

LEASES

At inception of an arrangement, the Company determines whether the arrangement contains a lease. A lease conveys the right to control the use of identified property, plant, or equipment (asset) for a period of time in exchange for consideration. Control over the use of the identified asset means that the Company has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

For each lease arrangement that has an original lease term of more than 12 months, a right-of-use asset and a lease liability are recorded in the Consolidated Balance Sheets. The right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents the obligation to make lease payments arising from the lease. The right-of-use asset and the lease liability are initially recorded at the same amount at the lease commencement date based on the present value of the remaining lease payments discounted using the rate implicit in the lease when readily determined or, in most cases, the Company’s incremental borrowing rate. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The right-of-use asset is tested for impairment in accordance with ASC 360 – “Property, Plant and Equipment”.

The terms of a lease arrangement determine how a lease is classified (operating or finance), the resulting recognition pattern in the Consolidated Statements of Earnings and Comprehensive Income and the classification in the Consolidated Balance Sheets.

Finance lease expense is represented by the interest on the lease liability determined using the effective interest method and the amortization of the finance lease right-of-use asset calculated using the straight-line method over the estimated useful life of the identified asset. Finance lease related balances are included in the Consolidated Balance Sheets in Property, plant and equipment, net,  Long-term debt due within one year and Long-term debt.

Operating lease expense is recorded on a straight-line basis over the lease term by adding interest expense determined using the effective interest method to the amortization of the right-of-use asset. Operating lease related balances are included in the Consolidated Balance Sheets in Operating lease right-of-use assets, Operating lease liabilities due within one year and Operating lease liabilities. Operating lease right-of-use assets exclude previously recognized liabilities relating to unfavorable terms of leases acquired as part of a business combination.

For operating lease arrangements with lease and non-lease components, the Company accounts for the lease and non-lease components as a single lease component.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize right-of-use assets and lease liabilities for all of their operating leases while continuing to recognize expenses in the Consolidated Statement of Earnings and Comprehensive Income in a manner similar to previous accounting standards. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

The Company elected to initially apply the new leases standard as of January 1, 2019 with certain available practical expedients which are discussed below. No cumulative-effect adjustments on retained earnings were necessary as of January 1, 2019. The most significant impact of adopting the new standard was the recognition of right-of-use assets and lease liabilities for operating leases. The accounting for finance leases remains substantially unchanged.

In transitioning to the new standard, the Company elected to use the practical expedient package.  Accordingly, we did not reassess the following:

•	Whether existing or expired contracts are or contained a lease (including executory contracts).
•	The lease classification of existing or expired leases previously made by management.
•	Whether initial direct costs for existing leases would qualify under the new standard.

Furthermore, the Company elected to use the hindsight practical expedient in determining the lease term and assessing impairment of the right-of-use assets.

For all comparative periods prior to the adoption of the new leases standard, the Company will continue to report operating leases in the consolidated financial statements under ASC 840 “Leases” and provide the related required disclosures.

COMPREHENSIVE INCOME

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, regarding the reclassification of certain income tax effects reported in accumulated comprehensive income (loss) in response to the U.S. Tax Reform enacted on December 22, 2017. For businesses, one of the main provisions of the U.S. Tax Reform was the reduction in the corporate federal income tax rate to 21% from 35%. Under current income tax accounting requirements, an entity was required to remeasure applicable U.S. deferred tax assets and deferred tax liabilities at the 21% tax rate effective on the U.S. Tax Reform enactment date. This remeasurement was required to be recognized in an entity’s income tax provision in its income statement. However, certain of these deferred tax assets and deferred tax liabilities relate to income tax effects initially recognized at the 35% tax rate through other comprehensive income (loss) on items reported within accumulated other comprehensive income (loss) on an entity’s balance sheet. Consequently, an entity’s financial statements will reflect an inconsistency between the deferred tax assets and deferred tax liabilities measured at 21% and the related income tax effects in accumulated other comprehensive income (loss) recorded at 35%. Accordingly, this guidance provides a one-time option to remeasure the income tax effects within accumulated other comprehensive income (loss) at the 21% income tax rate. The impact from this remeasurement is to be recorded directly in retained earnings on an entity’s balance sheet.

This guidance became effective for the Company on January 1, 2019. The Company has decided not to elect this option, as permitted in the new guidance.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FUTURE ACCOUNTING CHANGES

IMPLEMENTATION COSTS FOR CLOUD COMPUTING ARRANGEMENTS

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. Under the guidance, implementation costs for cloud computing arrangements (“CCA”) should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software and expensed over the term of the hosting arrangement. The ASU also provides the following guidance on presentation and disclosure:

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

MARCH 31, 2019

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2019, two of Domtar’s Pulp and Paper segment customers located in the U.S. represented 13% or $93 million, and 10% or $73 million, respectively, of the Company’s receivables (December 31, 2018 – one Pulp and Paper segment customer located in the U.S. represented 10% or $67 million).

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

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2019 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBTu(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2019 (1)	9,030,000	$27	45%
2020	11,165,000	$34	40%
2021	9,270,000	$27	33%
2022	9,270,000	$25	33%

(1)	Represents the remaining nine months of 2019
(2)	MMBTu: Millions of British thermal units

The natural gas derivative contracts were fully effective as of March 31, 2019. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2019 resulting from hedge ineffectiveness (three months ended March 31, 2018 – nil).

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

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of March 31, 2019 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate

CAD/USD	Pulp and Paper	2019 (1)	526 CAD	78%	1 USD = 1.2914	1 USD = 1.3176

CAD/USD	Pulp and Paper	2020	405 CAD	67%	1 USD = 1.2944	1 USD = 1.3028

CAD/USD	Pulp and Paper	2021	76 CAD	13%	1 USD = 1.3124	1 USD = 1.3124

(1)	Represents the remaining nine months of 2019

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The foreign exchange derivative contracts were fully effective as of March 31, 2019. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income for the three months ended March 31, 2019 resulting from hedge ineffectiveness (three months ended March 31, 2018 – nil).

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at March 31, 2019 and December 31, 2018, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	2	—	2	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	3	—	3	—

Liabilities derivatives
Currency derivatives	11	—	11	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Currency derivatives	4	—	4	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	6	—	6	—	(a)	Other liabilities and deferred credits
Total Liabilities	22	—	22	—

Other Instruments:
Stock-based compensation - liability awards	6	6	—	—		Trade and other payables
Stock-based compensation - liability awards	17	17	—	—		Other liabilities and deferred credits
Long-term debt	875	—	875	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $6 million at March 31, 2019, of which a loss of $1 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative loss recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $13 million at March 31, 2019, of which a loss of $9 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2019.

Fair Value of financial instruments at:	December 31, 2018	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	1	—	1	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Total Assets	2	—	2	—

Liabilities derivatives
Currency derivatives	19	—	19	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Currency derivatives	11	—	11	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	5	—	5	—	(a)	Other liabilities and deferred credits
Total Liabilities	37	—	37	—

Other Instruments:
Stock-based compensation - liability awards	6	6	—	—		Trade and other payables
Stock-based compensation - liability awards	14	14	—	—		Other liabilities and deferred credits
Long-term debt	858	—	858	—	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
-

For currency derivatives: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2019 and December 31, 2018. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $854 million at March 31, 2019 and December 31, 2018.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended
	March 31,	March 31,
	2019	2018
Net earnings	$80	$54
Weighted average number of common shares outstanding (millions)	63.0	62.7
Effect of dilutive securities (millions)	0.2	0.2
Weighted average number of diluted common shares outstanding (millions)	63.2	62.9

Basic net earnings per common share (in dollars)	$1.27	$0.86
Diluted net earnings per common share (in dollars)	$1.27	$0.86

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended
	March 31,	March 31,
	2019	2018
Options	198,219	230,601

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2019, the pension expense was $14 million (2018 – $13 million).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2019
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	8	—
Interest expense	13	—
Expected return on plan assets	(20)	—
Amortization of net actuarial loss	3	—
Amortization of prior year service costs	1	—
Net periodic benefit cost	5	—

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2018
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	8	—
Interest expense	14	—
Expected return on plan assets	(21)	—
Amortization of net actuarial loss	2	—
Amortization of prior year service costs	1	—
Net periodic benefit cost	4	—

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than the service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statements of Earnings and Comprehensive Income.

For the three months ended March 31, 2019, the Company contributed $3 million (2018 – $3 million) to the pension plans and $1 million (2018 – $1 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING INCOME, NET

Other operating income, net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating income, net includes the following:

	For the three months ended
	March 31,	March 31,
	2019	2018
	$	$
Gain on sale of property, plant and equipment	—	(1)
Bad debt expense	—	1
Environmental provision	1	—
Foreign exchange loss (gain)	1	(3)
Other	(3)	(2)
Other operating income, net	(1)	(5)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the first quarter of 2019, the Company’s income tax expense was $24 million, consisting of $27 million of current income tax expense and a deferred income tax benefit of $3 million. This compares to an income tax expense of $11 million in the first quarter of 2018, consisting of $14 million of current income tax expense and a deferred income tax benefit of $3 million. The Company made tax payments, net of tax refunds, of $6 million during the first quarter of 2019. The effective tax rate was 23% compared with an effective tax rate of 17% in the first quarter of 2018. The effective tax rate for 2019 was impacted by the inclusion of additional forecasted tax expense for 2019 related to Global Intangible Low-Taxed Income and for forecasted withholding tax on unremitted foreign earnings. The effective tax rate for the first quarter of 2019 was also favorably impacted by the recognition of a $1 million research and development credit in a U.S. state. The effective tax rate for the first quarter of 2018 was favorably impacted by the recognition of $1 million of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2019	2018
	$	$
Work in process and finished goods	448	410
Raw materials	133	126
Operating and maintenance supplies	232	226
	813	762

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

LEASES

In the normal course of business, the Company enters into operating and finance leases mainly for manufacturing and warehousing facilities, corporate offices, motor vehicles, mobile equipment and manufacturing equipment.

While the Company’s lease payments are generally fixed over the lease term, some leases may include price escalation terms that are fixed at the lease commencement date.

The Company has remaining lease terms ranging from 1 year to 14 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows:

For the three months ended
March 31,
2019
$
Operating lease expense	7

Finance lease expense:
Amortization of right-of-use assets	—
Interest on lease liabilities	—
Total finance lease expense	—

For the three months ended March 31, 2018, total operating lease expense amounted to $7 million.

Supplemental cash flow information related to leases was as follows:

For the three months ended
March 31,
2019
$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	7
Operating cash flows from finance leases	—
Financing cash flows from finance leases	—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	8
Finance leases	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

March 31,
2019
$
Operating leases
Operating leases right-of-use assets	81

Lease liabilities due within one year	25
Operating lease liabilities	65
90

Finance leases
Property, plant and equipment	14
Accumulated depreciation	(6)
8

Long-term debt due within one year	1
Long-term debt	10
11

Weighted-average remaining lease term
Operating leases	5.5 years
Finance leases	10.6 years

Weighted-average discount rate
Operating leases	4.6%
Finance leases	6.7%

Maturities of lease liabilities at March 31, 2019 were as follows:

	Operating leases	Finance leases
	$	$
2019 (1)	20	1
2020	23	2
2021	18	2
2022	13	2
2023	10	1
Thereafter	18	7
Total lease payments	102	15

Less: Imputed interest	12	4

Total lease liabilities	90	11

(1)	Represents the remaining nine months of 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. LEASES (CONTINUED)

Maturities of lease commitments at December 31, 2018 were as follows:

	Operating leases	Capital leases
	$	$
2019	26	2
2020	21	2
2021	17	2
2022	12	1
2023	10	1
Thereafter	17	7
Total lease payments	103	15

Less: Imputed interest	N/A	4

Total lease liabilities	N/A	11

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		March 31, 2019			December 31, 2018
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	380	(97)	283	384	(94)	290
Technology	7 – 20	8	(4)	4	8	(4)	4
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	29	(14)	15	28	(13)	15
		421	(117)	304	424	(113)	311
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		235	—	235	238	—	238
License rights		6	—	6	6	—	6
Catalog rights		38	—	38	38	—	38
Total		704	(117)	587	710	(113)	597

Amortization expense related to intangible assets for the three months ended March 31, 2019 was $5 million (2018 – $5 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2019	2020	2021	2022	2023
	$	$	$	$	$
Amortization expense related to intangible assets	21 (1)	21	21	20	20

(1)	Represents twelve months of amortization

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

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

For the three months ended March 31, 2019, the Company recorded $10 million of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income. The Company also recorded $3 million of severance and termination costs and a $1 million write-down of inventory under Closure and restructuring costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the three months ended March 31, 2019 and the year ended December 31, 2018:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2017	8	(218)	6	(132)	(336)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	(12)	N/A	N/A	N/A	(12)
Foreign exchange forward contracts	(19)	N/A	N/A	N/A	(19)
Net (gain) loss	N/A	(23)	6	N/A	(17)
Foreign currency items	N/A	N/A	N/A	(91)	(91)
Other comprehensive (loss) income before reclassifications	(30)	(23)	6	(91)	(138)
Amounts reclassified from Accumulated other comprehensive loss	(2)	10	(1)	—	7
Net current period other comprehensive (loss) income	(32)	(13)	5	(91)	(131)
Balance at December 31, 2018	(24)	(231)	11	(223)	(467)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	3	N/A	N/A	N/A	3
Foreign exchange forward contracts	7	N/A	N/A	N/A	7
Foreign currency items	N/A	N/A	N/A	2	2
Other comprehensive income before reclassifications	11	—	—	2	13
Amounts reclassified from Accumulated other comprehensive loss	1	3	—	—	4
Net current period other comprehensive income	12	3	—	2	17
Balance at March 31, 2019	(12)	(228)	11	(221)	(450)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the three months ended
	March 31, 2019	March 31, 2018
	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (2)	—	(1)
Currency options and forwards (2)	1	(2)
Total before tax	1	(3)
Tax benefit	—	1
Net of tax	1	(2)

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	3	2
Amortization of prior year service cost (3)	1	1
Total before tax	4	3
Tax expense	(1)	(1)
Net of tax	3	2

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income.
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SHAREHOLDERS’ EQUITY

On February 19, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.435 per share, to be paid to holders of the Company’s common stock. Total dividends of approximately $28 million were paid on April 15, 2019 to shareholders of record on April 2, 2019.

On May 8, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.455 per share, an increase of $0.02 or 4.6%, to be paid to holders of the Company’s common stock. This dividend is to be paid on July 16, 2019, to shareholders of record on July 2, 2019.

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

During the first quarter of 2019 and 2018, there were no shares repurchased under the Program.

Since the inception of the Program, the Company has repurchased 24,853,827 shares at an average price of $39.33 for a total cost of $977 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

In connection with alleged contamination of a site bordering Burrard Inlet in North Vancouver, on February 16, 2010, the government of British Columbia issued a Remediation Order to Seaspan International Ltd. and the Company, in order to define and implement an action plan to address soil, sediment and groundwater issues. Construction began in January 2017 and was completed in the first quarter of 2019. The Company previously recorded an environmental reserve to address its estimated exposure. The possible cost in excess of the reserve is not considered to be material for this matter.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31, 2019
$
Balance at beginning of year	37
Additions and other changes	1
Environmental spending	(3)
Balance at end of period	35

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In October 2018, the Government of Canada proposed to establish a federal carbon pricing system in provinces that do not already impose a cost on carbon emissions. This system is expected to become effective in 2019. The Government of Canada is seeking to impose its carbon pricing program for regulating GHG emissions in Ontario. To reduce GHG emissions and recognize the unique circumstances of the province’s diverse economy, Ontario has entered into discussions with the Canadian Government on adopting a Made-in-Ontario provincial program. Additional environmental costs may result from this effort which cannot be reasonably estimated at this time.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2019, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2019, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2019 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SEGMENT DISCLOSURES

The Company’s two reportable segments described below also represent its two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
SEGMENT DATA	March 31, 2019	March 31, 2018
	$	$
Sales by segment
Pulp and Paper	1,147	1,100
Personal Care	247	262
Total for reportable segments	1,394	1,362
Intersegment sales	(18)	(17)
Consolidated sales	1,376	1,345

Sales by product group
Communication papers	685	631
Specialty and packaging papers	169	174
Market pulp	275	278
Absorbent hygiene products	247	262
Consolidated sales	1,376	1,345

Depreciation and amortization
Pulp and Paper	57	61
Personal Care	16	18
Total for reportable segments	73	79
Impairment of property, plant and equipment - Personal Care	10	—
Consolidated depreciation and amortization and impairment of property, plant and equipment	83	79

Operating income (loss)
Pulp and Paper	144	76
Personal Care	(8)	8
Corporate	(21)	(7)
Consolidated operating income	115	77
Interest expense, net	13	16
Non-service components of net periodic benefit cost	(3)	(4)
Earnings before income taxes and equity loss	105	65
Income tax expense	24	11
Equity loss, net of taxes	1	—
Net earnings	80	54

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2019 and December 31, 2018, the Statements of Earnings and Comprehensive Income and Cash Flows for the three months ended March 31, 2019 and 2018 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	March 31, 2019
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,126	531	(281)	1,376
Operating expenses
Cost of sales, excluding depreciation and amortization	—	930	403	(281)	1,052
Depreciation and amortization	—	51	22	—	73
Selling, general and administrative	6	56	61	—	123
Impairment of property, plant and equipment	—	10	—	—	10
Closure and restructuring costs	—	2	2	—	4
Other operating (income) loss, net	—	(4)	3	—	(1)
	6	1,045	491	(281)	1,261
Operating (loss) income	(6)	81	40	—	115
Interest expense (income), net	17	20	(24)	—	13
Non-service components of net periodic benefit cost	—	—	(3)	—	(3)
(Loss) earnings before income taxes	(23)	61	67	—	105
Income tax (benefit) expense	(6)	14	16	—	24
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	97	50	—	(147)	—
Net earnings	80	97	50	(147)	80
Other comprehensive income	17	17	4	(21)	17
Comprehensive income	97	114	54	(168)	97

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	March 31, 2019
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	2	6	86	—	94
Receivables	—	100	599	—	699
Inventories	—	559	254	—	813
Prepaid expenses	2	17	6	—	25
Income and other taxes receivable	8	—	18	(5)	21
Intercompany accounts	482	464	168	(1,114)	—
Total current assets	494	1,146	1,131	(1,119)	1,652
Property, plant and equipment, net	—	1,763	801	—	2,564
Operating lease right-of-use assets	—	65	16	—	81
Intangible assets, net	—	254	333	—	587
Investments in affiliates	3,760	2,673	—	(6,433)	—
Intercompany long-term advances	5	1	1,626	(1,632)	—
Other assets	19	48	107	(36)	138
Total assets	4,278	5,950	4,014	(9,220)	5,022
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	3	—	—	3
Trade and other payables	47	397	231	—	675
Intercompany accounts	113	279	722	(1,114)	—
Income and other taxes payable	2	29	23	(5)	49
Operating lease liabilities due within one year	—	19	6	—	25
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	162	727	983	(1,119)	753
Long-term debt	793	—	60	—	853
Operating lease liabilities	—	55	10	—	65
Intercompany long-term loans	684	947	1	(1,632)	—
Deferred income taxes and other	—	359	154	(36)	477
Other liabilities and deferred credits	31	102	133	—	266
Shareholders' equity	2,608	3,760	2,673	(6,433)	2,608
Total liabilities and shareholders' equity	4,278	5,950	4,014	(9,220)	5,022

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2018
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	—	—	111	—	111
Receivables	—	146	524	—	670
Inventories	—	525	237	—	762
Prepaid expenses	6	12	6	—	24
Income and other taxes receivable	1	3	18	—	22
Intercompany accounts	498	392	35	(925)	—
Total current assets	505	1,078	931	(925)	1,589
Property, plant and equipment, net	—	1,802	803	—	2,605
Intangible assets, net	—	256	341	—	597
Investments in affiliates	3,645	2,611	—	(6,256)	—
Intercompany long-term advances	5	1	1,569	(1,575)	—
Other assets	18	26	104	(14)	134
Total assets	4,173	5,774	3,748	(8,770)	4,925
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	52	464	241	—	757
Intercompany accounts	125	264	536	(925)	—
Income and other taxes payable	1	12	12	—	25
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	178	740	790	(925)	783
Long-term debt	793	—	60	—	853
Intercompany long-term loans	636	938	1	(1,575)	—
Deferred income taxes and other	—	335	155	(14)	476
Other liabilities and deferred credits	28	116	131	—	275
Shareholders' equity	2,538	3,645	2,611	(6,256)	2,538
Total liabilities and shareholders' equity	4,173	5,774	3,748	(8,770)	4,925

The Company has revised the Receivables balance within the December 31, 2018 Guarantor Subsidiaries column (decreased) and Non-Guarantor Subsidiaries column (increased) by $198 million, respectively, as receivables from third parties for the Guarantor Subsidiaries were netted with intercompany receivables.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2019
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	80	97	50	(147)	80
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(86)	(86)	—	147	(25)
Cash flows (used for) provided from operating activities	(6)	11	50	—	55
Investing activities
Additions to property, plant and equipment	—	(25)	(21)	—	(46)
Cash flows used for investing activities	—	(25)	(21)	—	(46)
Financing activities
Dividend payments	(27)	—	—	—	(27)
Net change in bank indebtedness	—	3	—	—	3
Proceeds from receivables securitization facility	—	—	20	—	20
Repayments of receivables securitization facility	—	—	(20)	—	(20)
Increase in long-term advances to related parties	—	—	(53)	53	—
Decrease in long-term advances to related parties	36	17	—	(53)	—
Other	(1)	—	—	—	(1)
Cash flows provided from (used for) financing activities	8	20	(53)	—	(25)
Net increase (decrease) in cash and cash equivalents	2	6	(24)	—	(16)
Impact of foreign exchange on cash	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	—	—	111	—	111
Cash and cash equivalents at end of period	2	6	86	—	94

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2019. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three month periods ended March 31, 2019 and 2018. The three month periods are also referred to as the first quarter of 2019 and 2018. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month period ended March 31, 2019
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize right-of-use assets and lease liabilities for all of their operating leases while continuing to recognize expenses in the Consolidated Statement of Earnings and Comprehensive Income in a manner similar to previous accounting standards. The Company elected to initially apply the new leases standard as of January 1, 2019 with certain available practical expedients. No cumulative-effect adjustments on retained earnings were necessary as of January 1, 2019. The most significant impact of adopting the new standard was the recognition of right-of-use assets and lease liabilities for operating leases. The accounting for finance leases remains substantially unchanged. For all comparative periods prior to the adoption of the new leases standard, the Company will continue to report operating leases in the consolidated financial statements under ASC 840 “Leases” and provide the related required disclosures.

For more details, refer to Note 2 “Recent Accounting Pronouncements” and Note 9 “Leases” of the financial statements in this Form 10-Q.

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2019

•	Operating income and net earnings increased by 49% and 48%, respectively, from the first quarter of 2018
•

Sales increased by 2% from the first quarter of 2018. Net average selling prices for pulp and paper were up from the first quarter of 2018. Our manufactured paper volume and pulp volume were down and our Personal Care business had unfavorable mix and lower volume when compared to the first quarter of 2018

•	We paid $27 million in dividends

	Three months ended
			Variance
FINANCIAL HIGHLIGHTS	March 31, 2019	March 31, 2018	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,376	$1,345	$31	2%
Operating income	115	77	38	49%
Net earnings	80	54	$26	48%
Net earnings per common share (in dollars)[1]:
Basic	$1.27	$0.86	$0.41	48%
Diluted	$1.27	$0.86	$0.41	48%

			At March 31, 2019	At December 31, 2018
Total assets			$5,022	$4,925
Total long-term debt, including current portion			$854	$854

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

Our paper shipments should benefit from higher demand from our customers following the industry capacity closures while our paper prices will further improve as we continue to implement our recently announced price increases. The second quarter will be adversely affected by seasonally higher maintenance activity in our Pulp and Paper business as we move into the annual shutdowns at some of our major facilities. Personal Care is expected to benefit from our margin improvement plan and the ramp-up of a new customer, partially offset by further raw material cost inflation.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our first quarter of 2019 and 2018 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Three months ended
			Variance
	March 31, 2019	March 31, 2018	$	%
Pulp and Paper	$1,147	$1,100	47	4%
Personal Care	247	262	(15)	-6%
Total for reportable segments	1,394	1,362	32	2%
Intersegment sales	(18)	(17)	(1)
Consolidated	1,376	1,345	31	2%

Shipments
Paper - manufactured (in thousands of ST)	736	769	(33)	-4%
Communication Papers	615	640	(25)	-4%
Specialty and Packaging	121	129	(8)	-6%
Paper - sourced from third parties (in thousands of ST)	23	28	(5)	-18%
Paper - total (in thousands of ST)	759	797	(38)	-5%
Pulp (in thousands of ADMT)	349	374	(25)	-7%

ANALYSIS OF CHANGES IN SALES
	First quarter of 2019 versus First quarter of 2018
	% Change in Net Sales due to
	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	9%	-5%	-%	4%
Personal Care	-%	-2%	-4%	-6%
Consolidated sales	7%	-4%	-1%	2%

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended
By Business Segment			Variance
	March 31, 2019 (a)	March 31, 2018	$	%
Operating income (loss)
Pulp and Paper	144	76	68	89%
Personal Care	(8)	8	(16)	-200%
Corporate	(21)	(7)	(14)	-200%
Consolidated operating income	115	77	38	49%

(a)

Includes closure and restructuring charge and accelerated depreciation under Impairment of property, plant and equipment related to our announced margin improvement plan within our Personal Care segment of $4 million and $10 million, respectively.

First quarter of 2019 versus First quarter of 2018

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(9)	97	(9)	(14)	4	3	—	(4)	68
Personal Care	(5)	1	—	4	(2)	(9)	(4)	(1)	(16)
Corporate	—	—	—	(15)	—	—	—	1	(14)
Consolidated operating income (loss)	(14)	98	(9)	(25)	2	(6)	(4)	(4)	38

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $4 million in the first quarter of 2019, excluding foreign currency impact. In our Personal Care segment, in the first quarter of 2019, we recorded $10 million of accelerated depreciation under Impairment of property, plant and equipment related to our margin improvement plan.

(d)

We recorded $3 million of severance and termination costs and a $1 million write-down of inventory under Closure and restructuring costs in the first quarter of 2019 related to our announced margin improvement plan within the Personal Care segment. There were no restructuring charges in the first quarter of 2018.

(e)

First quarter of 2019 operating expenses/income includes:	First quarter of 2018 operating expenses/income includes:
- Environmental provision ($1 million) - Foreign currency loss on working capital items ($1 million) - Other income ($3 million)	- Gain on sale of property, plant and equipment ($1 million) - Foreign currency gain on working capital items ($3 million) - Bad debt expense ($1 million) - Other income ($2 million)

Commentary – First quarter of 2019 compared to First quarter of 2018

Interest Expense, net

We incurred $13 million of net interest expense in the first quarter of 2019 compared to net interest expense of $16 million in the first quarter of 2018. The net interest expense was impacted by the repayment of the $300 million Term Loan in the fourth quarter of 2018.

Income Taxes

In the first quarter of 2019, our income tax expense was $24 million, consisting of $27 million of current income tax expense and a deferred income tax benefit of $3 million. This compares to an income tax expense of $11 million in the first quarter of 2018, consisting of $14 million of current income tax expense and a deferred income tax benefit of $3 million. We made income tax payments, net of tax refunds, of $6 million during the first quarter of 2019. The effective tax rate was 23% compared with an effective tax rate of 17% in the first quarter of 2018. The effective tax rate for 2019 was impacted by the inclusion of additional forecasted tax expense for 2019 related to Global Intangible Low-Taxed Income and for forecasted withholding tax on unremitted foreign earnings. The effective tax rate for the first quarter of 2019 was also favorably impacted by the recognition of a $1 million research and development credit in a U.S. state. The effective tax rate for the first quarter of 2018 was favorably impacted by the recognition of $1 million of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment increased by $47 million, or 4%, when compared to sales in the first quarter of 2018. This increase in sales is mostly due to an increase in net average selling prices for pulp and paper. This increase was partially offset by a decrease in our sales volumes.

Operating income in our Pulp and Paper segment amounted to $144 million in the first quarter of 2019, an increase of $68 million, when compared to operating income of $76 million in the first quarter of 2018. Our results were positively impacted by:

•	Higher net average selling prices for pulp and paper ($97 million)
•	Positive impact of a weaker Canadian dollar on our Canadian dollar denominated expenses, net of our hedging program ($4 million)
•	Lower depreciation charges ($3 million) due to certain assets being fully depreciated

These increases were partially offset by:

•

Higher operating expenses ($14 million) mostly related to higher maintenance costs due to the timing of major maintenance as well as higher SG&A and freight charges, partially offset by higher production when compared to the first quarter of 2018

•	Higher input costs ($9 million) mostly related to higher costs of fiber due to weather-related wood supply shortage as well as unfavorable market conditions
•	Lower volume and mix ($9 million)
•	Lower other income ($4 million)

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

Our paper shipments should benefit from higher demand from our customers following the industry capacity closures while our paper prices will further improve as we continue to implement our recently announced price increases. The second quarter will be adversely affected by seasonally higher maintenance activity in our Pulp and Paper business as we move into the annual shutdowns at some of our major facilities.

Personal Care Segment

Sales in our Personal Care segment decreased by $15 million, or 6%, when compared to sales in the first quarter of 2018. This decrease in sales was driven by unfavorable foreign currency exchange, mostly due to the fluctuation between the U.S dollar and the Euro, as well as unfavorable mix and lower volume.

Operating income decreased by $16 million, or 200%, in the first quarter of 2019 compared to the first quarter of 2018. Our results were negatively impacted by:

•

Higher depreciation/impairment charges ($9 million) mostly due to the non-cash impairment of property, plant and equipment charge of $10 million recorded in the first quarter of 2019, related to our margin improvement plan

•	Unfavorable mix and lower volume ($5 million)
•	Higher closure and restructuring charges ($4 million) related to our margin improvement plan
•	Unfavorable foreign exchange impact, net of our hedging program ($2 million)
•	Lower other income ($1 million)

These decreases were partially offset by:

•	Lower operating expenses ($4 million) mostly due to lower SG&A
•	Favorable net average selling prices ($1 million)

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

Personal Care is expected to benefit from our margin improvement plan and the ramp-up of a new customer, partially offset by further raw material cost inflation.

Margin Improvement Plan

On November 1, 2018, we announced a margin improvement plan within our Personal Care segment. As part of this plan, the Board of Directors approved the permanent closure of our Waco, Texas Personal Care manufacturing and distribution facility, the relocation of certain of our manufacturing assets and a workforce reduction across the division. The Waco, Texas facility is expected to cease operations in the third quarter of 2019.

For the three months ended March 31, 2019, we recorded $10 million of accelerated depreciation under Impairment of property, plant and equipment on the Consolidated Statement of Earnings and Comprehensive Income. We also recorded $3 million of severance and termination costs and a $1 million write-down of inventory under Closure and restructuring costs.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2019, stock-based compensation expense recognized in our results of operations was $16 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $12 million. This compares to a stock-based compensation expense of $1 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $3 million in the first quarter of 2018. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

Cash flows from operating activities totaled $55 million in the first quarter of 2019, a $35 million decrease compared to cash flows from operating activities of $90 million in the first quarter of 2018. This decrease in cash flows from operating activities is primarily due to an increase in working capital requirements in the first quarter of 2019 when compared to the first quarter of 2018 partially offset by an increase in profitability. We made income tax payments, net of refunds, of $6 million during the first quarter of 2019 compared to income tax payments, net of refunds, of $4 million in the first quarter of 2018.

Investing Activities

Cash flows used for investing activities in the first quarter of 2019 amounted to $46 million, a $18 million increase compared to cash flows used for investing activities of $28 million in the first quarter of 2018.

The use of cash in the first quarter of 2019 was attributable to additions to property, plant and equipment of $46 million.

The use of cash in the first quarter of 2018 was attributable to additions to property, plant and equipment of $25 million and additions to a joint venture investment of $4 million, partially offset by proceeds of disposals of property, plant and equipment of $1 million.

Our capital expenditures for 2019 are expected to be between $220 million and $240 million.

Financing Activities

Cash flows used for financing activities totaled $25 million in the first quarter of 2019 compared to cash flows used for financing activities of $51 million in the first quarter of 2018.

The use of cash in the first quarter of 2019 was primarily the result of dividend payments ($27 million).

The use of cash in the first quarter of 2018 was primarily the result of dividend payments ($26 million) and net repayments of borrowings under our credit facilities (revolver and receivables securitization) ($25 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $763 million as of March 31, 2019 compared to $743 million as of December 31, 2018.

Term Loan

In the fourth quarter of 2018, we repaid the $300 million unsecured Term Loan that had been entered into in 2015 by a wholly-owned subsidiary of Domtar with certain domestic banks.

Revolving Credit Facility

In August 2018, we amended and restated our unsecured revolving credit facility (the “Credit Agreement”) with certain domestic and foreign banks, extending the Credit Agreement’s maturity date from August 18, 2021 to August 22, 2023. The amount available under the Credit Agreement remained at $700 million.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At March 31, 2019 and March 31, 2018, we were in compliance with these financial covenants, and had no borrowings. At March 31, 2019 and March 31, 2018, we had no outstanding letters of credit, leaving $700 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021 .

At March 31, 2019, borrowings under the receivables securitization facility amounted to $50 million, and we had $53 million of letters of credit under the program (March 31, 2018– nil and $51 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations. At March 31, 2019, we had $47 million unused and available under the receivable securitization facility.

Common Stock

On February 19, 2019, our Board of Directors approved a quarterly dividend of $0.435 per share, to be paid to holders of our common stock. Total dividends of approximately $28 million were paid on April 15, 2019 to shareholders of record on April 2, 2019.

On May 8, 2019, our Board of Directors approved a quarterly dividend of $0.455 per share, an increase of $0.02 or 4.6%, to be paid to holders of our common stock. This dividend is to be paid on July 16, 2019, to shareholders of record on July 2, 2019.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2019, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2019, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 “Recent Accounting Pronouncements,” of the financial statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, impairment and useful lives of long-lived assets, closure and restructuring costs, intangible assets impairment, pension and other post-retirement benefit plans, income taxes and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others, should be reviewed as they are essential to understanding our results of operations, cash flows and financial condition. Actual results could differ from those estimates.

For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

There has not been any material change to our policies since December 31, 2018 except for the adoption of ASU 2016-02, “Leases” on January 1, 2019. For more details, refer to Note 2 “Recent Accounting Pronouncements” and Note 9 “Leases” of the financial statements in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of Domtar Corporation’s manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	cyberattack or other security breaches;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;

•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any; and
•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There has not been any material change in our exposure to market risk since December 31, 2018. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 3 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2019, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

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

For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2018, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2019, we did not repurchase any shares under our stock repurchase program (the “Program”). We currently have $323 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

During 2018, there were no shares repurchased under the Program. As of December 31, 2018, the approximate dollar value of shares that may yet be purchased under the Program was $323 million.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 9, 2019

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary