Form 10-Q
period 2019-06-30
Domtar CORP
filed 2019-08-08
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

At July 31, 2019, 62,583,352 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2019

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(Unaudited)
	$	$	$	$
Sales	1,317	1,353	2,693	2,698
Operating expenses
Cost of sales, excluding depreciation and amortization	1,079	1,096	2,131	2,180
Depreciation and amortization	74	79	147	158
Selling, general and administrative	105	118	228	228
Impairment of long-lived assets (NOTE 11)	15	—	25	—
Closure and restructuring costs (NOTE 11)	8	—	12	—
Other operating loss (income), net (NOTE 6)	2	(2)	1	(7)
	1,283	1,291	2,544	2,559
Operating income	34	62	149	139
Interest expense, net	13	16	26	32
Non-service components of net periodic benefit cost (NOTE 5)	(2)	(5)	(5)	(9)
Earnings before income taxes and equity loss	23	51	128	116
Income tax expense (NOTE 7)	5	8	29	19
Equity loss, net of taxes	—	—	1	—
Net earnings	18	43	98	97
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.29	0.68	1.56	1.54
Diluted	0.28	0.68	1.55	1.54
Weighted average number of common shares outstanding (millions)
Basic	63.0	62.9	63.0	62.8
Diluted	63.3	63.2	63.3	63.1
Cash dividends per common share	0.44	0.44	0.87	0.85

Net earnings	18	43	98	97
Other comprehensive income (loss) (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(1) and $(5), respectively (2018 – $2 and $5, respectively)	3	(7)	14	(16)
Less: Reclassification adjustment for losses (gains) included in net earnings, net of tax of $(1) and $(1), respectively (2018 – nil and $1, respectively)	1	—	2	(2)
Foreign currency translation adjustments	20	(50)	22	(61)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) and $(2), respectively (2018 – $(1) and $(2), respectively)	2	2	5	4
Other comprehensive income (loss)	26	(55)	43	(75)
Comprehensive income (loss)	44	(12)	141	22

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	93	111
Receivables, less allowances of $7 and $6	634	670
Inventories (NOTE 8)	823	762
Prepaid expenses	39	24
Income and other taxes receivable	41	22
Total current assets	1,630	1,589
Property, plant and equipment, net	2,563	2,605
Operating lease right-of-use assets (NOTE 9)	71	—
Intangible assets, net (NOTE 10)	586	597
Other assets	143	134
Total assets	4,993	4,925
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	3	—
Trade and other payables	682	757
Income and other taxes payable	30	25
Operating lease liabilities due within one year (NOTE 9)	24	—
Long-term debt due within one year	1	1
Total current liabilities	740	783
Long-term debt	824	853
Operating lease liabilities (NOTE 9)	63	—
Deferred income taxes and other	483	476
Other liabilities and deferred credits	264	275
Commitments and contingencies (NOTE 14)
Shareholders' equity (NOTE 13)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 2,094,939 and 2,086,535 shares	—	—
Additional paid-in capital	1,977	1,981
Retained earnings	1,065	1,023
Accumulated other comprehensive loss	(424)	(467)
Total shareholders' equity	2,619	2,538
Total liabilities and shareholders' equity	4,993	4,925

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	June 30, 2019
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at March 31, 2019	63.1	1	1,982	1,075	(450)	2,608
Stock-based compensation, net of tax	—	—	3	—	—	3
Net earnings	—	—	—	18	—	18
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(1)	—	—	—	—	3	3
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(1)	—	—	—	—	1	1
Foreign currency translation adjustments	—	—	—	—	20	20
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	2	2
Stock repurchase	(0.2)	—	(8)	—	—	(8)
Cash dividends declared	—	—	—	(28)	—	(28)
Balance at June 30, 2019	62.9	1	1,977	1,065	(424)	2,619

	For the six months ended
	June 30, 2019
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2018	62.9	1	1,981	1,023	(467)	2,538
Stock-based compensation, net of tax	0.2	—	4	—	—	4
Net earnings	—	—	—	98	—	98
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(5)	—	—	—	—	14	14
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(1)	—	—	—	—	2	2
Foreign currency translation adjustments	—	—	—	—	22	22
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	5	5
Stock repurchase	(0.2)	—	(8)	—	—	(8)
Cash dividends declared	—	—	—	(56)	—	(56)
Balance at June 30, 2019	62.9	1	1,977	1,065	(424)	2,619

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	June 30, 2018
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at March 31, 2018	62.8	1	1,972	876	(356)	2,493
Stock-based compensation, net of tax	0.1	—	5	—	—	5
Net earnings	—	—	—	43	—	43
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	—	—	(7)	(7)
Less: Reclassification adjustment for gains included in net earnings, net of tax of nil	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(50)	(50)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	2	2
Cash dividends declared	—	—	—	(28)	—	(28)
Balance at June 30, 2018	62.9	1	1,977	891	(411)	2,458

	For the six months ended
	June 30, 2018
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2017	62.7	1	1,969	849	(336)	2,483
Stock-based compensation, net of tax	0.2	—	8	—	—	8
Net earnings	—	—	—	97	—	97
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $5	—	—	—	—	(16)	(16)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $1	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	(61)	(61)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	4	4
Cash dividends declared	—	—	—	(55)	—	(55)
Balance at June 30, 2018	62.9	1	1,977	891	(411)	2,458

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2019	June 30, 2018
	(Unaudited)
	$	$
Operating activities
Net earnings	98	97
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	147	158
Deferred income taxes and tax uncertainties	(1)	(5)
Impairment of long-lived assets	25	—
Net gains on disposals of property, plant and equipment	—	(4)
Stock-based compensation expense	5	5
Equity loss, net	1	—
Other	—	(1)
Changes in assets and liabilities
Receivables	40	27
Inventories	(54)	(10)
Prepaid expenses	(11)	(11)
Trade and other payables	(76)	1
Income and other taxes	(14)	9
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	1	(1)
Other assets and other liabilities	13	2
Cash flows from operating activities	174	267
Investing activities
Additions to property, plant and equipment	(101)	(62)
Proceeds from disposals of property, plant and equipment	1	4
Other	—	(6)
Cash flows used for investing activities	(100)	(64)
Financing activities
Dividend payments	(55)	(53)
Stock repurchase	(8)	—
Net change in bank indebtedness	3	—
Proceeds from receivables securitization facility	80	—
Repayments of receivables securitization facility	(110)	(25)
Repayments of long-term debt	(1)	—
Other	(1)	2
Cash flows used for financing activities	(92)	(76)
Net (decrease) increase in cash and cash equivalents	(18)	127
Impact of foreign exchange on cash	—	(2)
Cash and cash equivalents at beginning of period	111	139
Cash and cash equivalents at end of period	93	264
Supplemental cash flow information
Net cash payments for:
Interest	23	28
Income taxes	50	25

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The terms of a lease arrangement determine how a lease is classified (operating or finance), the resulting recognition pattern in the Consolidated Statements of Earnings and Comprehensive Income (Loss) and the classification in the Consolidated Balance Sheets.

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

Operating lease expense is recorded on a straight-line basis over the lease term by adding interest expense determined using the effective interest method to the amortization of the right-of-use asset. Operating lease related balances are included in the Consolidated Balance Sheets in Operating lease right-of-use assets, Operating lease liabilities due within one year and Operating lease liabilities. Operating lease right-of-use assets are reduced by previously recognized liabilities relating to unfavorable terms of leases acquired as part of a business combination and impairments.

For operating lease arrangements with lease and non-lease components, the Company accounts for the lease and non-lease components as a single lease component.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize right-of-use assets and lease liabilities for all of their operating leases while continuing to recognize expenses in the Consolidated Statement of Earnings and Comprehensive Income (Loss) in a manner similar to previous accounting standards. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

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

In transitioning to the new standard, the Company elected to use the practical expedient package.  Accordingly, we did not reassess the following:

•	Whether existing or expired contracts are, or contained, a lease (including executory contracts).
•	The lease classification of existing or expired leases previously made by management.
•	Whether initial direct costs for existing leases would qualify under the new standard.

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

COMPREHENSIVE INCOME

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, regarding the reclassification of certain income tax effects reported in accumulated comprehensive income (loss) in response to the U.S. Tax Cuts and Jobs Acts (“U.S. Tax Reform”) enacted on December 22, 2017. For businesses, one of the main provisions of the U.S. Tax Reform was the reduction in the corporate federal income tax rate to 21% from 35%. Under current income tax accounting requirements, an entity was required to remeasure applicable U.S. deferred tax assets and deferred tax liabilities at the 21% tax rate effective on the U.S. Tax Reform enactment date. This remeasurement was required to be recognized in an entity’s income tax provision in its income statement. However, certain of these deferred tax assets and deferred tax liabilities relate to income tax effects initially recognized at the 35% tax rate through other comprehensive income (loss) on items reported within accumulated other comprehensive income (loss) on an entity’s balance sheet. Consequently, an entity’s financial statements will reflect an inconsistency between the deferred tax assets and deferred tax liabilities measured at 21% and the related income tax effects in accumulated other comprehensive income (loss) recorded at 35%. Accordingly, this guidance provides a one-time option to remeasure the income tax effects within accumulated other comprehensive income (loss) at the 21% income tax rate. The impact from this remeasurement is to be recorded directly in retained earnings on an entity’s balance sheet.

This guidance became effective for the Company on January 1, 2019. The Company has decided not to elect this option, as permitted in the new guidance.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2019, two of Domtar’s Pulp and Paper segment customers located in the U.S. represented 12% or $78 million, and 12% or $75 million, respectively, of the Company’s receivables (December 31, 2018 – one Pulp and Paper segment customer located in the U.S. represented 10% or $67 million).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2019 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBtu(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2019 (1)	6,390,000	$19	47%
2020	11,165,000	$34	40%
2021	9,270,000	$27	33%
2022	9,270,000	$25	33%
2023	4,210,000	$11	15%

(1)	Represents the remaining six months of 2019
(2)	MMBtu: Millions of British thermal units

The natural gas derivative contracts were fully effective as of June 30, 2019. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 resulting from hedge ineffectiveness (three and six months ended June 30, 2018 – nil).

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

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of June 30, 2019 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate

CAD/USD	Pulp and Paper	2019 (1)	350 CAD	78%	1 USD = 1.2913	1 USD = 1.3120

CAD/USD	Pulp and Paper	2020	488 CAD	54%	1 USD = 1.2967	1 USD = 1.3109

CAD/USD	Pulp and Paper	2021	163 CAD	18%	1 USD = 1.3192	1 USD = 1.3192

(1)Represents the remaining six months of 2019

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The foreign exchange derivative contracts were fully effective as of June 30, 2019. There were no amounts reflected in the Consolidated Statements of Earnings and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 resulting from hedge ineffectiveness (three and six months ended June 30, 2018 – nil).

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at June 30, 2019 and December 31, 2018, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	4	—	4	—	(a)	Prepaid expenses
Currency derivatives	2	—	2	—	(a)	Other assets
Total Assets	6	—	6	—

Liabilities derivatives
Currency derivatives	5	—	5	—	(a)	Trade and other payables
Natural gas swap contracts	7	—	7	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	6	—	6	—	(a)	Other liabilities and deferred credits
Total Liabilities	19	—	19	—

Other Instruments:
Stock-based compensation - liability awards	7	7	—	—		Trade and other payables
Stock-based compensation - liability awards	16	16	—	—		Other liabilities and deferred credits
Long-term debt	877	—	877	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $13 million at June 30, 2019, of which a loss of $7 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative gain or loss recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is nil at June 30, 2019. A loss of $1 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2019.

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $825 million and $854 million at June 30, 2019 and December 31, 2018, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net earnings	$18	$43	$98	$97
Weighted average number of common shares outstanding (millions)	63.0	62.9	63.0	62.8
Effect of dilutive securities (millions)	0.3	0.3	0.3	0.3
Weighted average number of diluted common shares outstanding (millions)	63.3	63.2	63.3	63.1

Basic net earnings per common share (in dollars)	$0.29	$0.68	$1.56	$1.54
Diluted net earnings per common share (in dollars)	$0.28	$0.68	$1.55	$1.54

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Options	219,211	230,601	219,211	230,601

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2019, the pension expense was $9 million and $23 million, respectively (2018 – $9 million and $22 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2019		June 30, 2019
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	1	15	1
Interest expense	14	1	27	1
Expected return on plan assets	(20)	—	(40)	—
Amortization of net actuarial loss	2	(1)	5	(1)
Amortization of prior year service costs	2	—	3	—
Net periodic benefit cost	5	1	10	1

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2018		June 30, 2018
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	9	1	17	1
Interest expense	13	1	27	1
Expected return on plan assets	(22)	—	(43)	—
Amortization of net actuarial loss	2	—	4	—
Amortization of prior year service costs	2	(1)	3	(1)
Net periodic benefit cost	4	1	8	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

For the three and six months ended June 30, 2019, the Company contributed $4 million and $7 million, respectively (2018 – $4 million and $7 million, respectively) to the pension plans and $1 million and $2 million, respectively (2018 – $1 million and $2 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	$	$	$	$
Gain on sale of property, plant and equipment	—	(3)	—	(4)
Bad debt expense	1	—	1	1
Environmental provision	—	—	1	—
Foreign exchange loss (gain)	1	—	2	(3)
Other	—	1	(3)	(1)
Other operating loss (income), net	2	(2)	1	(7)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the second quarter of 2019, the Company’s income tax expense was $5 million, consisting of a current income tax expense of $3 million and a deferred income tax expense of $2 million. This compares to an income tax expense of $8 million in the second quarter of 2018, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $2 million. The Company made income tax payments, net of refunds, of $44 million during the second quarter of 2019. The effective tax rate was 22% compared with an effective tax rate of 16% in the second quarter of 2018. The effective tax rate for the second quarter of 2019 was favorably impacted by an enacted law change in the state of Arkansas, which was mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards. The effective tax rate for the second quarter of 2018 was favorably impacted by the enacted law changes in Sweden and several U.S states.

For the first six months of 2019, the Company’s income tax expense amounted to $29 million, consisting of a current income tax expense of $30 million and a deferred income tax benefit of $1 million. This compares to an income tax expense of $19 million in the first six months of 2018, consisting of a current income tax expense of $24 million and a deferred income tax benefit of $5 million. The Company made income tax payments, net of refunds, of $50 million during the first six months of 2019. The effective tax rate was 23% compared to an effective tax rate of 16% in the first six months of 2018. The effective tax rate for the first six months of 2019 was favorably impacted by the recognition of a $1 million R&D credit in a U.S. state as well as by an enacted law change in the state of Arkansas, which was mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards. The effective tax rate for the first half of 2018 was favorably impacted by the recognition of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction as well as by enacted law changes in Sweden and several U.S states.

During the second quarter of 2019, the Internal Revenue Service (“IRS”) issued final regulations involving certain guidance related to Global Intangible Low-Taxed Income (“GILTI”). The final regulations are effective retroactive to January 1, 2018, and the Company has accounted for the effect of these final regulations in its tax expense for the second quarter of 2019 with no significant impacts.

Furthermore, during the quarter, the IRS proposed additional GILTI regulations, which are still pending approval. While the Company is still evaluating the impact, it does not expect those proposed regulations to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2019	2018
	$	$
Work in process and finished goods	457	410
Raw materials	131	126
Operating and maintenance supplies	235	226
	823	762

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

For the three months ended June 30, 2019, the Company recorded $9 million of impairment of operating lease right-of-use assets under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

The components of lease expense were as follows:

	For the three months ended	For the six months ended
	June 30,	June 30,
	2019	2019
	$	$
Operating lease expense	7	14

Finance lease expense:
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Total finance lease expense	—	—

For the three and six months ended June 30, 2018, total operating lease expense amounted to $7 million and $14 million, respectively.

Supplemental cash flow information related to leases was as follows:

For the six months ended
June 30,
2019
$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	15
Operating cash flows from finance leases	—
Financing cash flows from finance leases	—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	11
Finance leases	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

June 30,
2019
$
Operating leases
Operating leases right-of-use assets	71

Lease liabilities due within one year	24
Operating lease liabilities	63
87

Finance leases
Property, plant and equipment	14
Accumulated depreciation	(6)
8

Long-term debt due within one year	1
Long-term debt	9
10

Weighted-average remaining lease term
Operating leases	5.1 years
Finance leases	10.4 years

Weighted-average discount rate
Operating leases	4.6%
Finance leases	6.8%

Maturities of lease liabilities at June 30, 2019 were as follows:

	Operating leases	Finance leases
	$	$
2019 (1)	14	1
2020	23	2
2021	18	2
2022	14	2
2023	10	1
Thereafter	20	7
Total lease payments	99	15

Less: Imputed interest	12	5

Total lease liabilities	87	10

(1)	Represents the remaining six months of 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		June 30, 2019			December 31, 2018
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	382	(101)	281	384	(94)	290
Technology	7 – 20	8	(5)	3	8	(4)	4
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	29	(14)	15	28	(13)	15
		423	(122)	301	424	(113)	311
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		237	—	237	238	—	238
License rights		6	—	6	6	—	6
Catalog rights		38	—	38	38	—	38
Total		708	(122)	586	710	(113)	597

Amortization expense related to intangible assets for the three and six months ended June 30, 2019 was $4 million and $9 million, respectively (2018 – $5 million and $10 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2019	2020	2021	2022	2023
	$	$	$	$	$
Amortization expense related to intangible assets	21 (1)	21	21	20	20

(1)	Represents twelve months of amortization

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Waco, Texas facility

On November 1, 2018, the Company announced a margin improvement plan within the Personal Care Division. As part of this plan, the Board of Directors approved the permanent closure of its Waco, Texas Personal Care manufacturing and distribution facility, the relocation of certain of its manufacturing assets and a workforce reduction across the division. The Waco, Texas facility ceased operations during the second quarter of 2019.

For the three and six months ended June 30, 2019, the Company recorded $15 million and $25 million, respectively, of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss). For the three and six months ended June 30, 2019, the Company also recorded $1 million and $4 million, respectively, of severance and termination costs; nil and $1 million, respectively, of a write-down of inventory; and $7 million and $7 million, respectively, of relocation and other costs, under Closure and restructuring costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the six months ended June 30, 2019 and the year ended December 31, 2018:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2017	8	(218)	6	(132)	(336)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	(12)	N/A	N/A	N/A	(12)
Foreign exchange forward contracts	(19)	N/A	N/A	N/A	(19)
Net (gain) loss	N/A	(23)	6	N/A	(17)
Foreign currency items	N/A	N/A	N/A	(91)	(91)
Other comprehensive (loss) income before reclassifications	(30)	(23)	6	(91)	(138)
Amounts reclassified from Accumulated other comprehensive loss	(2)	10	(1)	—	7
Net current period other comprehensive (loss) income	(32)	(13)	5	(91)	(131)
Balance at December 31, 2018	(24)	(231)	11	(223)	(467)
Natural gas swap contracts	(5)	N/A	N/A	N/A	(5)
Currency options	5	N/A	N/A	N/A	5
Foreign exchange forward contracts	14	N/A	N/A	N/A	14
Foreign currency items	N/A	N/A	N/A	22	22
Other comprehensive income before reclassifications	14	—	—	22	36
Amounts reclassified from Accumulated other comprehensive loss	2	6	(1)	—	7
Net current period other comprehensive income (loss)	16	6	(1)	22	43
Balance at June 30, 2019	(8)	(225)	10	(201)	(424)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the three months ended
	June 30, 2019	June 30, 2018
	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (2)	—	1
Currency options and forwards (2)	2	(1)
Total before tax	2	—
Tax expense	(1)	—
Net of tax	1	—

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	2	2
Amortization of prior year service cost (3)	2	2
Total before tax	4	4
Tax expense	(1)	(1)
Net of tax	3	3

Amortization of other post-retirement benefit items
Amortization of net actuarial loss (3)	(1)	—
Amortization of prior year service cost (3)	—	(1)
Total before tax	(1)	(1)
Tax benefit	—	—
Net of tax	(1)	(1)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the six months ended
	June 30, 2019	June 30, 2018
	$	$
Net derivatives gains (losses) on cash flow hedge
Currency options and forwards (2)	3	(3)
Total before tax	3	(3)
Tax (expense) benefit	(1)	1
Net of tax	2	(2)

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	5	4
Amortization of prior year service cost (3)	3	3
Total before tax	8	7
Tax expense	(2)	(2)
Net of tax	6	5

Amortization of other post-retirement benefit items
Amortization of net actuarial loss (3)	(1)	—
Amortization of prior year service cost (3)	—	(1)
Total before tax	(1)	(1)
Tax benefit	—	—
Net of tax	(1)	(1)

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SHAREHOLDERS’ EQUITY

On February 19, 2019, and May 8, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.435 and $0.455 per share, respectively, to be paid to holders of the Company’s common stock. Dividends of $28 million each were paid on April 15, 2019 and July 16, 2019, respectively, to shareholders of record on April 2, 2019 and July 2, 2019, respectively.

On August 6, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.455 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on October 15, 2019, to shareholders of record on October 2, 2019.

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

During the first six months of 2019, the Company repurchased 194,407 shares at an average price of $42.26 for a total cost of $8 million.

During the first six months of 2018, there were no shares repurchased under the Program.

Since the inception of the Program, the Company has repurchased 25,048,234 shares at an average price of $39.35 for a total cost of $986 million. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

A former owner of the Company’s Dryden, Ontario manufacturing site (the "Dryden Property") operated a chlor-alkali plant during the 1960s and 1970s, during which time, mercury and other pollutants were used and discharged into the natural environment. In conjunction with the sale and redevelopment of the Dryden Property, the Province of Ontario (the “Province”) provided a broad indemnity (the "Indemnity") in 1985 to the then purchaser of the Dryden Property and its successors and assigns with respect to the discharge of any pollutant, including mercury, by the historical operators of the Dryden Property. This Indemnity was subsequently assigned to the Company in connection with its 2007 purchase of the Dryden Property.

As the current owner of the Dryden Property, Domtar is actively engaged with the Province with respect to the management of the historical contamination.

The Province has challenged whether certain owners of the Dryden Property prior to Domtar can benefit from the Indemnity in relation to the historic contamination. The Province was unsuccessful in the lower courts and has appealed to the Supreme Court of Canada, whose decision is pending.

The Province may also challenge whether Domtar has the benefit of the Indemnity. Should it be determined that Domtar does not have the benefit of the Indemnity, Domtar may be exposed to future costs that could have a material financial impact on the Company’s results of operations and financial condition.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

June 30, 2019
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

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Climate change regulation

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

On July 8, 2019, the EPA published a final rule to repeal the Clean Power Plan and replace it with the “Affordable Clean Energy” (“ACE”) rule. Unlike the Clean Power Plan, which would have required significant changes across the entire power sector, ACE only requires states to develop plans for efficiency improvements at coal-fired electric utility generating units.  The rule was immediately challenged in the U.S. Court of Appeals for the D.C. Circuit. Regardless of the outcome for the Clean Power Plan and ACE, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The province of Quebec has a greenhouse gases (“GHG”) cap-and-trade systems with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect its facilities to be disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

The Government of Canada has established a federal carbon pricing system in provinces that do not already impose a cost on carbon emissions. The Government of Canada will be imposing its carbon pricing program for regulating GHG emissions in Ontario.  This regulatory system took effect in Ontario on January 1, 2019. To reduce GHG emissions and recognize the unique circumstances of the province’s diverse economy, Ontario recently finalized its own GHG Emission Performance Standards regulation.  The Ontario Government is in discussions with the Canadian Government  to replace the federal program in Ontario with its provincial program. Additional environmental costs may result from this effort which cannot be reasonably estimated at this time.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2019, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2019, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2019, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SEGMENT DISCLOSURES

The Company’s two reportable segments described below also represent its two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
SEGMENT DATA	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	$	$	$	$
Sales by segment
Pulp and Paper	1,096	1,123	2,243	2,223
Personal Care	237	247	484	509
Total for reportable segments	1,333	1,370	2,727	2,732
Intersegment sales	(16)	(17)	(34)	(34)
Consolidated sales	1,317	1,353	2,693	2,698

Sales by product group
Communication papers	643	634	1,328	1,265
Specialty and packaging papers	162	181	331	355
Market pulp	275	291	550	569
Absorbent hygiene products	237	247	484	509
Consolidated sales	1,317	1,353	2,693	2,698

Depreciation and amortization
Pulp and Paper	58	61	115	122
Personal Care	16	18	32	36
Total for reportable segments	74	79	147	158
Impairment of long-lived assets - Personal Care	15	—	25	—
Consolidated depreciation and amortization and impairment of long-lived assets	89	79	172	158

Operating income (loss)
Pulp and Paper	62	79	206	155
Personal Care	(18)	2	(26)	10
Corporate	(10)	(19)	(31)	(26)
Consolidated operating income	34	62	149	139
Interest expense, net	13	16	26	32
Non-service components of net periodic benefit cost	(2)	(5)	(5)	(9)
Earnings before income taxes and equity loss	23	51	128	116
Income tax expense	5	8	29	19
Equity loss, net of taxes	—	—	1	—
Net earnings	18	43	98	97

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2019 and December 31, 2018, the Statements of Earnings and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018 and the Statements of Cash Flows for the six months ended June 30, 2019 and 2018 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	June 30, 2019
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,082	488	(253)	1,317
Operating expenses
Cost of sales, excluding depreciation and amortization	—	925	407	(253)	1,079
Depreciation and amortization	—	53	21	—	74
Selling, general and administrative	1	55	49	—	105
Impairment of long-lived assets	—	15	—	—	15
Closure and restructuring costs	—	8	—	—	8
Other operating loss, net	—	—	2	—	2
	1	1,056	479	(253)	1,283
Operating (loss) income	(1)	26	9	—	34
Interest expense (income), net	17	22	(26)	—	13
Non-service components of net periodic benefit cost	—	—	(2)	—	(2)
(Loss) earnings before income taxes	(18)	4	37	—	23
Income tax (benefit) expense	(3)	—	8	—	5
Share in earnings of equity accounted investees	33	29	—	(62)	—
Net earnings	18	33	29	(62)	18
Other comprehensive income	26	31	21	(52)	26
Comprehensive income	44	64	50	(114)	44

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2019
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,208	1,019	(534)	2,693
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,855	810	(534)	2,131
Depreciation and amortization	—	104	43	—	147
Selling, general and administrative	7	111	110	—	228
Impairment of long-lived assets	—	25	—	—	25
Closure and restructuring costs	—	10	2	—	12
Other operating (income) loss, net	—	(4)	5	—	1
	7	2,101	970	(534)	2,544
Operating (loss) income	(7)	107	49	—	149
Interest expense (income), net	34	42	(50)	—	26
Non-service components of net periodic benefit cost	—	—	(5)	—	(5)
(Loss) earnings before income taxes and equity loss	(41)	65	104	—	128
Income tax (benefit) expense	(9)	14	24	—	29
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	130	79	—	(209)	—
Net earnings	98	130	79	(209)	98
Other comprehensive income	43	48	25	(73)	43
Comprehensive income	141	178	104	(282)	141

	For the three months ended
	June 30, 2018
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE (LOSS) INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,089	564	(300)	1,353
Operating expenses
Cost of sales, excluding depreciation and amortization	—	943	453	(300)	1,096
Depreciation and amortization	—	55	24	—	79
Selling, general and administrative	3	23	92	—	118
Other operating loss (income), net	—	1	(3)	—	(2)
	3	1,022	566	(300)	1,291
Operating (loss) income	(3)	67	(2)	—	62
Interest expense (income), net	16	23	(23)	—	16
Non-service components of net periodic benefit cost	—	(1)	(4)	—	(5)
(Loss) earnings before income taxes	(19)	45	25	—	51
Income tax (benefit) expense	(4)	8	4	—	8
Share in earnings of equity accounted investees	58	21	—	(79)	—
Net earnings	43	58	21	(79)	43
Other comprehensive loss	(55)	(57)	(50)	107	(55)
Comprehensive (loss) income	(12)	1	(29)	28	(12)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	June 30, 2019
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	1	1	91	—	93
Receivables	—	162	472	—	634
Inventories	—	571	252	—	823
Prepaid expenses	12	19	8	—	39
Income and other taxes receivable	52	10	21	(42)	41
Intercompany accounts	416	378	44	(838)	—
Total current assets	481	1,141	888	(880)	1,630
Property, plant and equipment, net	—	1,745	818	—	2,563
Operating lease right-of-use assets	—	55	16	—	71
Intangible assets, net	—	250	336	—	586
Investments in affiliates	3,823	2,700	—	(6,523)	—
Intercompany long-term advances	5	1	1,652	(1,658)	—
Other assets	20	37	112	(26)	143
Total assets	4,329	5,929	3,822	(9,087)	4,993
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	3	—	—	3
Trade and other payables	59	390	233	—	682
Intercompany accounts	115	198	525	(838)	—
Income and other taxes payable	2	45	25	(42)	30
Operating lease liabilities due within one year	—	18	6	—	24
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	176	654	790	(880)	740
Long-term debt	793	—	31	—	824
Operating lease liabilities	—	53	10	—	63
Intercompany long-term loans	710	947	1	(1,658)	—
Deferred income taxes and other	—	350	159	(26)	483
Other liabilities and deferred credits	31	102	131	—	264
Shareholders' equity	2,619	3,823	2,700	(6,523)	2,619
Total liabilities and shareholders' equity	4,329	5,929	3,822	(9,087)	4,993

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

JUNE 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2019
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	98	130	79	(209)	98
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(89)	(116)	72	209	76
Cash flows from operating activities	9	14	151	—	174
Investing activities
Additions to property, plant and equipment	—	(62)	(39)	—	(101)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Cash flows used for investing activities	—	(61)	(39)	—	(100)
Financing activities
Dividend payments	(55)	—	—	—	(55)
Stock repurchase	(8)	—	—	—	(8)
Net change in bank indebtedness	—	3	—	—	3
Proceeds from receivables securitization facility	—	—	80	—	80
Repayments of receivables securitization facility	—	—	(110)	—	(110)
Repayments of long-term debt	—	—	(1)	—	(1)
Increase in long-term advances to related parties	—	—	(101)	101	—
Decrease in long-term advances to related parties	56	45	—	(101)	—
Other	(1)	—	—	—	(1)
Cash flows (used for) provided from financing activities	(8)	48	(132)	—	(92)
Net increase (decrease) in cash and cash equivalents	1	1	(20)	—	(18)
Cash and cash equivalents at beginning of period	—	—	111	—	111
Cash and cash equivalents at end of period	1	1	91	—	93

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and six months ended June 30, 2019 and 2018. The three month and six month periods are also referred to as the second quarter and first half of 2019 and 2018. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and six month periods ended June 30, 2019
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize right-of-use assets and lease liabilities for all of their operating leases while continuing to recognize expenses in the Consolidated Statement of Earnings and Comprehensive Income (Loss) in a manner similar to previous accounting standards. The Company elected to initially apply the new leases standard as of January 1, 2019 with certain available practical expedients. No cumulative-effect adjustments on retained earnings were necessary as of January 1, 2019. The most significant impact of adopting the new standard was the recognition of right-of-use assets and lease liabilities for operating leases. The accounting for finance leases remains substantially unchanged. For all comparative periods prior to the adoption of the new leases standard, we will continue to report operating leases in the consolidated financial statements under ASC 840 “Leases” and provide the related required disclosures.

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2019

•	Operating income and net earnings decreased by 45% and 58%, respectively, from the second quarter of 2018
•

Sales decreased by 3% from the second quarter of 2018. Net average selling prices for paper were up while net average selling prices for pulp were down from the second quarter of 2018. Our manufactured paper volume and pulp volume were down and our Personal Care business had lower volume when compared to the second quarter of 2018

•	We paid $28 million in dividends

HIGHLIGHTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2019

•	Operating income and net earnings increased by 7% and 1%, respectively, from the first half of 2018
•

Sales remained relatively flat from the first half of 2018. Net average selling prices for paper and personal care were up whereas net average selling prices for pulp were slightly down from the first half of 2018. Our manufactured paper volume and pulp volume were down and our Personal Care business had lower volume when compared to the first half of 2018

•	We paid $55 million in dividends

	Three months ended				Six months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	June 30, 2019	June 30, 2018	$	%	June 30, 2019	June 30, 2018	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,317	$1,353	(36)	-3%	$2,693	$2,698	(5)	-%
Operating income	34	62	(28)	-45%	149	139	10	7%
Net earnings	18	43	(25)	-58%	98	97	1	1%
Net earnings per common share (in dollars)[1]:
Basic	$0.29	$0.68	$(0.39)	-57%	$1.56	$1.54	$0.02	1%
Diluted	$0.28	$0.68	$(0.40)	-59%	$1.55	$1.54	$0.01	1%

							At June 30, 2019	At December 31, 2018
Total assets							$4,993	$4,925
Total long-term debt, including current portion							$825	$854

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

For the remainder of the year, we expect our paper volumes to improve and trend in line with the market while our paper prices should remain relatively stable. We will continue to balance our production to our customer demand in our Paper business. We anticipate some volatility in softwood and fluff pulp markets but should recover cyclically and seasonally in the back end of 2019. Personal Care is expected to benefit from our margin improvement plan and increased sales driven by a stronger order book. We expect moderate inflation in our costs for the second half of the year.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our second quarter and first half of 2019 and 2018 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Three months ended				Six months ended
			Variance				Variance
	June 30, 2019	June 30, 2018	$	%	June 30, 2019	June 30, 2018	$	%
Pulp and Paper	$1,096	$1,123	(27)	-2%	$2,243	$2,223	20	1%
Personal Care	237	247	(10)	-4%	484	509	(25)	-5%
Total for reportable segments	1,333	1,370	(37)	-3%	2,727	2,732	(5)	-%
Intersegment sales	(16)	(17)	1		(34)	(34)	—
Consolidated	1,317	1,353	(36)	-3%	2,693	2,698	(5)	-%

Shipments
Paper - manufactured (in thousands of ST)	681	754	(73)	-10%	1,417	1,523	(106)	-7%
Communication Papers	567	615	(48)	-8%	1,182	1,255	(73)	-6%
Specialty and Packaging	114	139	(25)	-18%	235	268	(33)	-12%
Paper - sourced from third parties (in thousands of ST)	21	26	(5)	-19%	44	54	(10)	-19%
Paper - total (in thousands of ST)	702	780	(78)	-10%	1,461	1,577	(116)	-7%
Pulp (in thousands of ADMT)	370	377	(7)	-2%	719	751	(32)	-4%

ANALYSIS OF CHANGES IN SALES
	Second quarter of 2019 versus Second quarter of 2018				First half of 2019 versus First half of 2018
	% Change in Net Sales due to				% Change in Sales due to
	Net Price	Volume / Mix	Currency	Total	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	5%	-7%	-%	-2%	7%	-6%	-%	1%
Personal Care	-%	-1%	-3%	-4%	1%	-2%	-4%	-5%
Consolidated sales	4%	-6%	-1%	-3%	6%	-5%	-1%	-%

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended				Six months ended
By Business Segment			Variance				Variance
	June 30, 2019 (a)	June 30, 2018	$	%	June 30, 2019 (b)	June 30, 2018	$	%
Operating income (loss)
Pulp and Paper	$62	$79	(17)	-22%	$206	$155	51	33%
Personal Care	(18)	2	(20)	-1000%	(26)	10	(36)	-360%
Corporate	(10)	(19)	9	47%	(31)	(26)	(5)	-19%
Consolidated operating income	34	62	(28)	-45%	149	139	10	7%

(a)

Includes closure and restructuring charge as well as accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our announced margin improvement plan within our Personal Care segment, of $8 million and $15 million, respectively.

(b)

Includes closure and restructuring charge as well as accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our announced margin improvement plan within our Personal Care segment, of $12 million and $25 million, respectively.

Second quarter of 2019 versus Second quarter of 2018

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(13)	56	(25)	(37)	4	3	—	(5)	(17)
Personal Care	(2)	1	2	1	(1)	(13)	(8)	—	(20)
Corporate	—	—	—	8	—	—	—	1	9
Consolidated operating income (loss)	(15)	57	(23)	(28)	3	(10)	(8)	(4)	(28)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $5 million in the second quarter of 2019, excluding foreign currency impact. In our Personal Care segment, in the second quarter of 2019, we recorded $15 million of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our margin improvement plan.

(d)

We recorded $7 million of relocation and other costs and $1 million of severance and termination costs under Closure and restructuring costs in the second quarter of 2019 related to our announced margin improvement plan within the Personal Care segment. There were no restructuring charges in the second quarter of 2018.

(e)

Second quarter of 2019 other operating income/expense includes:	Second quarter of 2018 other operating income/expense includes:
- Bad debt expense ($1 million) - Foreign currency loss on working capital items ($1 million)	- Gain on sale of property, plant and equipment ($3 million) - Other expenses ($1 million)

Commentary – Second quarter of 2019 compared to Second quarter of 2018

Interest Expense, net

We incurred $13 million of net interest expense in the second quarter of 2019, a decrease of $3 million compared to net interest expense of $16 million in the second quarter of 2018. The net interest expense was impacted by the repayment of the $300 million Term Loan in the fourth quarter of 2018.

Income Taxes

For the second quarter of 2019, our income tax expense was $5 million, consisting of a current income tax expense of $3 million and a deferred income tax expense of $2 million. This compares to an income tax expense of $8 million in the second quarter of 2018, consisting of a current income tax expense of $10 million and a deferred income tax benefit of $2 million. We made income tax payments, net of refunds, of $44 million during the second quarter of 2019. The effective tax rate was 22% compared with an effective tax rate of 16% in the second quarter of 2018. The effective tax rate for the second quarter of 2019 was favorably impacted by an enacted law change in the state of Arkansas, which was mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards. The effective tax rate for the second quarter of 2018 was favorably impacted by the enacted law changes in Sweden and several U.S. states.

During the second quarter of 2019, the Internal Revenue Service (“IRS”) issued final regulations involving certain guidance related to Global Intangible Low-Taxed Income (“GILTI”). The final regulations are effective retroactive to January 1, 2018, and we have accounted for the effect of these final regulations in our tax expense for the second quarter of 2019 with no significant impacts.

Furthermore, during the quarter, the IRS proposed additional GILTI regulations, which are still pending approval. While we are still evaluating the impact, we do not expect those proposed regulations to have a material impact on our consolidated financial statements.

First half of 2019 versus First half of 2018

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(22)	152	(34)	(50)	8	6	—	(9)	51
Personal Care	(7)	2	2	5	(4)	(21)	(12)	(1)	(36)
Corporate	—	—	—	(7)	—	—	—	2	(5)
Consolidated operating income (loss)	(29)	154	(32)	(52)	4	(15)	(12)	(8)	10

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

Depreciation charges were lower by $10 million in the first half of 2019, excluding foreign currency impact. In our Personal Care segment, in the first half of 2019, we recorded $25 million of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our margin improvement plan.

(d)

We recorded $7 million of relocation and other costs, $4 million of severance and termination costs and a $1 million write-down of inventory under Closure and restructuring costs in the first half of 2019 related to our announced margin improvement plan within the Personal Care segment. There were no restructuring charges in the first half of 2018.

(e)

First half of 2019 other operating income/ expense includes:	First half of 2018 other operating income/ expense includes:
- Foreign exchange loss on working capital items ($2 million) - Environmental provision ($1 million) - Bad debt expense ($1 million) - Other income ($3 million)	- Gain on sale of property, plant and equipment ($4 million) - Foreign exchange gain on working capital items ($3 million) - Bad debt expense ($1 million) - Other income ($1 million)

Commentary – First half of 2019 compared to first half of 2018

Interest Expense, net

We incurred $26 million of net interest expense in the first half of 2019, a decrease of $6 million compared to net interest expense of $32 million in the first half of 2018. The net interest expense was impacted by the repayment of the $300 million Term Loan in the fourth quarter of 2018.

Income Taxes

For the first half of 2019, our income tax expense was $29 million, consisting of a current income tax expense of $30 million and a deferred income tax benefit of $1 million. This compares to an income tax expense of $19 million in the first half of 2018, consisting of a current income tax expense of $24 million and a deferred income tax benefit of $5 million. We made income tax payments, net of refunds, of $50 million during the first half of 2019. The effective tax rate was 23% compared to an effective tax rate of 16% in the first half of 2018. The effective tax rate for the first half of 2019 was favorably impacted by the recognition of a $1 million R&D credit in a U.S. state as well as by an enacted law change in the state of Arkansas, which was mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards. The effective tax rate for the first half of 2018 was favorably impacted by the recognition of previously unrecognized tax benefits due to a statute expiration in a foreign jurisdiction as well as by enacted law changes in Sweden and several U.S. states.

During the second quarter of 2019, IRS issued final regulations involving certain guidance related to Global Intangible Low-Taxed Income (“GILTI”). The final regulations are effective retroactive to January 1, 2018, and we have accounted for the effect of these final regulations in our tax expense for the second quarter of 2019 with no significant impacts.

Furthermore, during the quarter, the IRS proposed additional GILTI regulations, which are still pending approval. While we are still evaluating the impact, we do not expect those proposed regulations to have a material impact on our consolidated financial statements.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment decreased by $27 million, or 2%, when compared to sales in the second quarter of 2018. This decrease in sales is mostly due to a decrease in our paper and pulp sales volumes as well as a decrease in net average selling prices for pulp. This decrease was partially offset by an increase in net average selling prices for paper.

Operating income in our Pulp and Paper segment amounted to $62 million in the second quarter of 2019, a decrease of $17 million, when compared to operating income of $79 million in the second quarter of 2018. Our results were negatively impacted by:

•	Higher operating expenses ($37 million) mostly due to higher maintenance and fixed costs due to timing of major maintenance and lower production when compared to the second quarter of 2018
•	Higher input costs ($25 million) mostly related to higher costs of fiber due, in part, to wet weather in the second quarter of 2019 as well as unfavorable market conditions
•	Lower volume/mix ($13 million)
•	Lower other income ($5 million)

These decreases were partially offset by:

•	Higher net average selling prices for paper, partially offset by lower net average selling prices for pulp ($56 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($4 million)
•	Lower depreciation charges ($3 million) due to certain assets being fully depreciated

Sales in our Pulp and Paper segment increased by $20 million, or 1%, when compared to sales in the first half of 2018. This increase in sales is mostly due to an increase in net average selling prices for paper. This increase was partially offset by a decrease in our pulp and paper sales volumes.

Operating income in our Pulp and Paper segment amounted to $206 million in the first half of 2019, an increase of $51 million, when compared to operating income of $155 million in the first half of 2018. Our results were positively impacted by:

•	Higher net average selling prices for paper, partially offset by lower net average selling prices for pulp ($152 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($8 million)
•	Lower depreciation charges ($6 million) due to certain assets being fully depreciated

These increases were partially offset by:

•	Higher operating expenses ($50 million) mostly related to higher maintenance and fixed costs due to timing of major maintenance as well as lower production when compared to the first half of 2018
•	Higher input costs ($34 million) mostly related to higher costs of fiber due, in part, to wet weather in the first half of 2019, partially offset by lower energy costs
•	Lower volume/mix ($22 million)
•	Lower other income ($9 million)

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

For the remainder of the year, we expect our paper volumes to improve and trend in line with the market while our paper prices should remain relatively stable. We will continue to balance our production to our customer demand in our Paper business. We anticipate some volatility in softwood and fluff pulp markets but should recover cyclically and seasonally in the back end of 2019.

Our Espanola pulp and specialty paper mill underwent an extensive audit and inspection of major components during their outage in June 2019. Following the inspection and given cyclically low pulp prices, we made the decision to fast-track some maintenance work that was originally planned for next year to address some reliability risks. We expect that this extended shutdown will impact the second half of 2019 by adding approximately $36 million of maintenance costs and lower our total pulp production by approximately 60,000 tonnes.

Personal Care Segment

Sales in our Personal Care segment decreased by $10 million, or 4%, when compared to sales in the second quarter of 2018. This decrease was mainly driven by lower volume and unfavorable foreign exchange, partially offset by favorable mix when compared to the second quarter of 2018.

Operating income decreased by $20 million, in the second quarter of 2019 compared to the second quarter of 2018. Our results were negatively impacted by:

•

Higher depreciation/impairment charge ($13 million) mostly due to the non-cash impairment of long-lived assets charge of $15 million recorded in the second quarter of 2019, related to our margin improvement plan

•	Higher closure and restructuring charges ($8 million) related to our margin improvement plan
•	Lower sales volume partially offset by favorable mix ($2 million)
•	Unfavorable foreign exchange ($1 million) mostly between the Euro and the U.S. dollar, net of our hedging program

These decreases were partially offset by:

•	Favorable input costs ($2 million)
•	Favorable net average selling prices ($1 million)
•	Lower operating expenses ($1 million) mostly due to lower SG&A expenses

Sales in our Personal Care segment decreased by $25 million, or 5%, when compared to sales in the first half of 2018. This decrease in sales was driven by unfavorable foreign exchange, mostly due to the fluctuation between the U.S. dollar and the Euro, as well as lower volume, partially offset by favorable mix and higher net average selling prices.

Operating income decreased by $36 million, in the first half of 2019 when compared to the first half of 2018. Our results were negatively impacted by:

•

Higher depreciation/impairment charge ($21 million) mostly due to the non-cash impairment of long-lived assets charge of $25 million recorded in the first half of 2019, related to our margin improvement plan

•	Higher closure and restructuring charges ($12 million) related to our margin improvement plan
•	Lower sales volume partially offset by favorable mix ($7 million)
•	Unfavorable foreign exchange ($4 million) mostly between the Euro and the U.S. dollar, net of our hedging program
•	Lower other income ($1 million)

These decreases were partially offset by:

•	Lower operating expenses ($5 million) mostly due to lower SG&A expenses
•	Favorable input costs ($2 million)
•	Higher net average selling prices ($2 million)

In our absorbent hygiene products business, we compete in an industry with fundamental drivers for long-term growth; however, competitive market pressures in the healthcare and retail markets have grown significantly in recent years. Although the impact of such pressures presents some uncertainties, we expect them to result in lower than previously anticipated sales and operating margins.

While we expect to benefit from the overall increase in healthcare spending due to an aging population, the pressures to limit spending on healthcare may impact overall consumption or the channels in which consumption occurs. Additionally, excess industry capacity has increased pricing pressure in all markets and instigated a shift in the infant and adult private label retail space as competitors historically almost absent in our markets have increased their presence in such markets.

The principal methods and elements of competition remain brand recognition and loyalty, product innovation, quality and performance, price and marketing and distribution capabilities.

Personal Care is expected to benefit from our margin improvement plan and increased sales driven by a stronger order book. We expect moderate inflation in our costs for the second half of the year.

Margin Improvement Plan

On November 1, 2018, we announced a margin improvement plan within our Personal Care segment. As part of this plan, the Board of Directors approved the permanent closure of our Waco, Texas Personal Care manufacturing and distribution facility, the relocation of certain of our manufacturing assets and a workforce reduction across the division. The Waco, Texas facility ceased operations during the second quarter of 2019.

For the three and six months ended June 30, 2019, we recorded $15 million and $25 million, respectively, of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss). For the three and six months ended June 30, 2019, we also recorded $1 million and $4 million, respectively, of severance and termination costs; nil and $1 million, respectively, of a write-down of inventory; and $7 million and $7 million, respectively, of relocation and other costs, under Closure and restructuring costs.

STOCK-BASED COMPENSATION EXPENSE

For the first half of 2019, stock-based compensation expense recognized in our results of operations was $20 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $11 million. This compares to a stock-based compensation expense of $10 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $2 million in the first half of 2018. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $700 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $81 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities totaled $174 million in the first half of 2019, a $93 million decrease compared to cash flows from operating activities of $267 million in the first half of 2018. This decrease in cash flows from operating activities is primarily due to an increase in working capital requirements. We made income tax payments, net of refunds, of $50 million in the first half of 2019 compared to income tax payments, net of refunds, of $25 million during the first half of 2018.

Investing Activities

Cash flows used for investing activities in the first half of 2019 amounted to $100 million, a $36 million increase compared to cash flows used for investing activities of $64 million in the first half of 2018.

The use of cash in the first half of 2019 was attributable to additions to property, plant and equipment of $101 million. This use of cash was partially offset by proceeds from disposals of property, plant and equipment of $1 million.

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

Financing Activities

Cash flows used for financing activities totaled $92 million in the first half of 2019 compared to cash flows used for financing activities of $76 million in the first half of 2018.

The use of cash in the first half of 2019 was primarily the result of dividend payments ($55 million), the net repayments of borrowings under our receivable securitization ($30 million) and the repurchase of our common stock ($8 million).

The use of cash in the first half of 2018 was primarily the result of dividend payments ($53 million) and the net repayments of borrowings under our receivable securitization ($25 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $735 million as of June 30, 2019 compared to $743 million as of December 31, 2018.

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

Borrowings under the Credit Agreement bear interest at the LIBOR, EURIBOR, Canadian bankers’ acceptance or prime rate, as applicable, plus a margin linked to our credit rating.  In addition, we pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At June 30, 2019 and June 30, 2018, we were in compliance with these financial covenants, and had no borrowings. At June 30, 2019 and June 30, 2018, we had no outstanding letters of credit, leaving $700 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021.

At June 30, 2019, borrowings under the receivables securitization facility amounted to $20 million, and we had $49 million of letters of credit under the program (June 30, 2018 – nil and $51 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations. At June 30, 2019, we had $81 million unused and available under the receivable securitization facility.

Common Stock

On February 19, 2019 and May 8, 2019, our Board of Directors approved a quarterly dividend of $0.435 per share and $0.455 per share, respectively, to be paid to holders of our common stock. Dividends of $28 million each were paid on April 15, 2019 and July 16, 2019, respectively, to shareholders of record on April 2, 2019 and July 2, 2019, respectively.

On August 6, 2019, our Board of Directors approved a quarterly dividend of $0.455 per share to be paid to holders of our common stock. This dividend is to be paid on October 15, 2019, to shareholders of record on October 2, 2019.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2019, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2019, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 “Recent Accounting Pronouncements,” of the financial statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, impairment and useful lives of long-lived assets, closure and restructuring costs, intangible assets impairment, pension and other post-retirement benefit plans, income taxes, and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others, should be reviewed as they are essential to understanding our results of operations, cash flows and financial condition. Actual results could differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2019, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended June 30, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
April 1 through April 30, 2019	—	$—	—	$322,572
May 1 through May 31, 2019	148,457	$42.20	148,457	$316,307
June 1 through June 30, 2019	45,950	$42.46	45,950	$314,356
	194,407	$42.26	194,407

During the second quarter and the first half of 2019, we repurchased 194,407 shares at an average price of $42.26 per share, for a total cost of $8 million under our stock repurchase program (the “Program”). We currently have approximately $314 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. During July 2019, we repurchased 322,813 shares at an average price of $41.61 per share, for a total cost of $13 million.

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

Date: August 8, 2019

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary