Form 10-Q
period 2019-09-30
Domtar CORP
filed 2019-11-07
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

At October 31, 2019, 57,273,106 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2019

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(Unaudited)
	$	$	$	$
Sales	1,283	1,367	3,976	4,065
Operating expenses
Cost of sales, excluding depreciation and amortization	1,041	1,059	3,172	3,239
Depreciation and amortization	72	75	219	233
Selling, general and administrative	94	115	322	343
Impairment of long-lived assets (NOTE 11)	33	—	58	—
Closure and restructuring costs (NOTE 11)	11	—	23	—
Other operating loss (income), net (NOTE 6)	3	4	4	(3)
	1,254	1,253	3,798	3,812
Operating income	29	114	178	253
Interest expense, net	12	15	38	47
Non-service components of net periodic benefit cost (NOTE 5)	(2)	(4)	(7)	(13)
Earnings before income taxes and equity loss	19	103	147	219
Income tax (benefit) expense (NOTE 7)	(1)	3	28	22
Equity loss, net of taxes	—	1	1	1
Net earnings	20	99	118	196
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.33	1.57	1.89	3.12
Diluted	0.32	1.57	1.88	3.11
Weighted average number of common shares outstanding (millions)
Basic	61.5	62.9	62.5	62.8
Diluted	61.7	63.2	62.7	63.1
Cash dividends per common share	0.46	0.44	1.33	1.29

Net earnings	20	99	118	196
Other comprehensive (loss) income (NOTE 12):
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $4 and $(1), respectively (2018 – $(2) and $3, respectively)	(9)	7	5	(9)
Less: Reclassification adjustment for losses (gains) included in net earnings, net of tax of $(1) and $(2), respectively (2018 – $(1) and nil, respectively)	3	—	5	(2)
Foreign currency translation adjustments	(34)	12	(12)	(49)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) and $(3), respectively (2018 – nil and $(2), respectively)	2	2	7	6
Other comprehensive (loss) income	(38)	21	5	(54)
Comprehensive (loss) income	(18)	120	123	142

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2019	2018
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	98	111
Receivables, less allowances of $8 and $6	618	670
Inventories (NOTE 8)	798	762
Prepaid expenses	33	24
Income and other taxes receivable	53	22
Total current assets	1,600	1,589
Property, plant and equipment, net	2,499	2,605
Operating lease right-of-use assets (NOTE 9)	77	—
Intangible assets, net (NOTE 10)	568	597
Other assets	140	134
Total assets	4,884	4,925
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	1	—
Trade and other payables	646	757
Income and other taxes payable	28	25
Operating lease liabilities due within one year (NOTE 9)	26	—
Long-term debt due within one year	1	1
Total current liabilities	702	783
Long-term debt	938	853
Operating lease liabilities (NOTE 9)	68	—
Deferred income taxes and other	479	476
Other liabilities and deferred credits	258	275
Commitments and contingencies (NOTE 14)
Shareholders' equity (NOTE 13)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 5,977,255 and 2,086,535 shares	—	—
Additional paid-in capital	1,842	1,981
Retained earnings	1,058	1,023
Accumulated other comprehensive loss	(462)	(467)
Total shareholders' equity	2,439	2,538
Total liabilities and shareholders' equity	4,884	4,925

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	September 30, 2019
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at June 30, 2019	62.9	1	1,977	1,065	(424)	2,619
Stock-based compensation, net of tax	—	—	2	—	—	2
Net earnings	—	—	—	20	—	20
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $4	—	—	—	—	(9)	(9)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(1)	—	—	—	—	3	3
Foreign currency translation adjustments	—	—	—	—	(34)	(34)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	2	2
Stock repurchase	(3.9)	—	(137)	—	—	(137)
Cash dividends declared	—	—	—	(27)	—	(27)
Balance at September 30, 2019	59.0	1	1,842	1,058	(462)	2,439

	For the nine months ended
	September 30, 2019
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2018	62.9	1	1,981	1,023	(467)	2,538
Stock-based compensation, net of tax	0.2	—	6	—	—	6
Net earnings	—	—	—	118	—	118
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(1)	—	—	—	—	5	5
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(2)	—	—	—	—	5	5
Foreign currency translation adjustments	—	—	—	—	(12)	(12)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(3)	—	—	—	—	7	7
Stock repurchase	(4.1)	—	(145)	—	—	(145)
Cash dividends declared	—	—	—	(83)	—	(83)
Balance at September 30, 2019	59.0	1	1,842	1,058	(462)	2,439

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	September 30, 2018
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at June 30, 2018	62.9	1	1,977	891	(411)	2,458
Stock-based compensation, net of tax	—	—	2	—	—	2
Net earnings	—	—	—	99	—	99
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(2)	—	—	—	—	7	7
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(1)	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	12	12
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of nil	—	—	—	—	2	2
Cash dividends declared	—	—	—	(27)	—	(27)
Balance at September 30, 2018	62.9	1	1,979	963	(390)	2,553

	For the nine months ended
	September 30, 2018
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2017	62.7	1	1,969	849	(336)	2,483
Stock-based compensation, net of tax	0.2	—	10	—	—	10
Net earnings	—	—	—	196	—	196
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $3	—	—	—	—	(9)	(9)
Less: Reclassification adjustment for gains included in net earnings, net of tax of nil	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	(49)	(49)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(2)	—	—	—	—	6	6
Cash dividends declared	—	—	—	(82)	—	(82)
Balance at September 30, 2018	62.9	1	1,979	963	(390)	2,553

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2019	September 30, 2018
	(Unaudited)
	$	$
Operating activities
Net earnings	118	196
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	219	233
Deferred income taxes and tax uncertainties	1	3
Impairment of long-lived assets	58	—
Net gains on disposals of property, plant and equipment	—	(4)
Stock-based compensation expense	7	7
Equity loss, net	1	1
Changes in assets and liabilities
Receivables	50	(7)
Inventories	(34)	(23)
Prepaid expenses	(4)	(4)
Trade and other payables	(111)	(6)
Income and other taxes	(27)	(16)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(3)	(46)
Other assets and other liabilities	7	3
Cash flows from operating activities	282	337
Investing activities
Additions to property, plant and equipment	(157)	(111)
Proceeds from disposals of property, plant and equipment	1	4
Other	—	(6)
Cash flows used for investing activities	(156)	(113)
Financing activities
Dividend payments	(83)	(81)
Stock repurchase	(139)	—
Net change in bank indebtedness	2	—
Change in revolving credit facility	45	—
Proceeds from receivables securitization facility	150	—
Repayments of receivables securitization facility	(110)	(25)
Repayments of long-term debt	(1)	—
Other	(1)	1
Cash flows used for financing activities	(137)	(105)
Net (decrease) increase in cash and cash equivalents	(11)	119
Impact of foreign exchange on cash	(2)	(2)
Cash and cash equivalents at beginning of period	111	139
Cash and cash equivalents at end of period	98	256
Supplemental cash flow information
Net cash payments for:
Interest	39	48
Income taxes	55	40

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first nine months of the year may not necessarily be indicative of full-year results. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission. The December 31, 2018 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize right-of-use assets and lease liabilities for all of their operating leases while continuing to recognize expenses in the Consolidated Statement of Earnings and Comprehensive Income (Loss) in a manner similar to previous accounting standards. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For a more complete discussion of the standard, see Note 1 “Basis of Presentation”.

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

In transitioning to the new standard, the Company elected to use the practical expedient package. Accordingly, the Company did not reassess the following:

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

CREDIT RISK

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2019, two of Domtar’s Pulp and Paper segment customers located in the U.S. represented 14% or $87 million, and 11% or $70 million, respectively, of the Company’s receivables (December 31, 2018 – one Pulp and Paper segment customer located in the U.S. represented 10% or $67 million).

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

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2019 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBtu(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2019 (1)	3,915,000	$12	53%
2020	11,165,000	$34	40%
2021	9,270,000	$27	33%
2022	9,270,000	$25	33%
2023	4,210,000	$11	15%

(1)	Represents the remaining three months of 2019
(2)	MMBtu: Millions of British thermal units

The natural gas derivative contracts were effective as of September 30, 2019.

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

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of September 30, 2019 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate

CAD/USD	Pulp and Paper	2019 (1)	174 CAD	77%	1 USD = 1.2945	1 USD = 1.3152

CAD/USD	Pulp and Paper	2020	557 CAD	62%	1 USD = 1.2966	1 USD = 1.3155

CAD/USD	Pulp and Paper	2021	237 CAD	26%	1 USD = 1.3185	1 USD = 1.3185

(1)Represents the remaining three months of 2019

The foreign exchange derivative contracts were effective as of September 30, 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at September 30, 2019 and December 31, 2018, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	2	—	2	—	(a)	Prepaid expenses
Currency derivatives	—	—	—	—	(a)	Other assets
Total Assets	2	—	2	—

Liabilities derivatives
Currency derivatives	8	—	8	—	(a)	Trade and other payables
Natural gas swap contracts	7	—	7	—	(a)	Trade and other payables
Currency derivatives	2	—	2	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	7	—	7	—	(a)	Other liabilities and deferred credits
Total Liabilities	24	—	24	—

Other Instruments:
Stock-based compensation - liability awards	6	6	—	—		Trade and other payables
Stock-based compensation - liability awards	16	16	—	—		Other liabilities and deferred credits
Long-term debt	960	—	960	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $14 million at September 30, 2019, of which a loss of $7 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative loss recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $8 million at September 30, 2019, of which a loss of $6 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2019.

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $939 million and $854 million at September 30, 2019 and December 31, 2018, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net earnings	$20	$99	$118	$196
Weighted average number of common shares outstanding (millions)	61.5	62.9	62.5	62.8
Effect of dilutive securities (millions)	0.2	0.3	0.2	0.3
Weighted average number of diluted common shares outstanding (millions)	61.7	63.2	62.7	63.1

Basic net earnings per common share (in dollars)	$0.33	$1.57	$1.89	$3.12
Diluted net earnings per common share (in dollars)	$0.32	$1.57	$1.88	$3.11

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Options to purchase common shares	398,869	201,599	325,757	201,599

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2019, the pension expense was $10 million and $33 million, respectively (2018 – $18 million and $40 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2019		September 30, 2019
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	6	—	21	1
Interest expense	14	—	41	1
Expected return on plan assets	(19)	—	(59)	—
Amortization of net actuarial loss (gain)	2	—	7	(1)
Amortization of prior year service costs	1	—	4	—
Net periodic benefit cost	4	—	14	1

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2018		September 30, 2018
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	—	25	1
Interest expense	14	1	41	2
Expected return on plan assets	(22)	—	(65)	—
Amortization of net actuarial loss	2	—	6	—
Amortization of prior year service costs	1	—	4	(1)
Net periodic benefit cost	3	1	11	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

For the three and nine months ended September 30, 2019, the Company contributed $7 million and $14 million, respectively (2018 – $48 million and $55 million, respectively) to the pension plans and $1 million and $3 million, respectively (2018 – $1 million and $3 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and non-recurring loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	$	$	$	$
Gain on sale of property, plant and equipment	—	—	—	(4)
Bad debt expense	1	—	2	1
Environmental provision	1	2	2	2
Foreign exchange loss (gain)	1	2	3	(1)
Other	—	—	(3)	(1)
Other operating loss (income), net	3	4	4	(3)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the third quarter of 2019, the Company’s income tax benefit was $1 million, consisting of a current income tax benefit of $3 million and a deferred income tax expense of $2 million. This compares to an income tax expense of $3 million in the third quarter of 2018, consisting of a current income tax benefit of $5 million and a deferred income tax expense of $8 million. The Company made income tax payments, net of refunds, of $5 million during the third quarter of 2019. The effective tax rate was -5% compared with an effective tax rate of 3% in the third quarter of 2018. The effective tax rate for the third quarter of 2019 was favorably impacted by additional R&D tax credits in the U.S. and Spain. The effective tax rate for the third quarter of 2018 was favorably impacted by the income tax effects of the U.S. Tax Reform, including the benefit related to an additional pension contribution, as well as the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations. The effective tax rates for both the third quarter of 2019 and the third quarter of 2018 were favorably impacted by the finalization of certain estimates in connection with the filing of the Company’s 2018 and 2017 income tax returns, respectively.

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate and then making adjustments for discrete items arising in that quarter. In each interim quarter the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. The effective tax rate for the third quarter of 2019 was favorably impacted by such an adjustment.

For the first nine months of 2019, the Company’s income tax expense was $28 million, consisting of a current income tax expense of $27 million and a deferred income tax expense of $1 million. This compares to an income tax expense of $22 million in the first nine months of 2018, consisting of a current income tax expense of $19 million and a deferred income tax expense of $3 million. The Company made income tax payments, net of refunds, of $55 million during the first nine months of 2019. The effective tax rate was 19% compared to an effective tax rate of 10% in the first nine months of 2018. The effective tax rate for the first nine months of 2019 was favorably impacted by the recognition of additional R&D credits in the U.S. and Spain and by an enacted law change in the state of Arkansas, which were mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards. The effective tax rate for the first nine months of 2018 was favorably impacted by the income tax effects of the U.S. Tax Reform, including the benefit related to an additional pension contribution, the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, as well as by enacted law changes in Sweden and several U.S. states. The effective tax rates for both the first nine months of 2019 and the first nine months of 2018 were favorably impacted by the finalization of certain estimates in connection with the filing of the Company’s 2018 and 2017 income tax returns, respectively.

During the second quarter of 2019, the Internal Revenue Service (the “IRS”) proposed additional Global Intangible Low-Taxed Income (“GILTI”) regulations, which are still pending approval. While the Company is still evaluating the impact, it does not expect those proposed regulations to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2019	2018
	$	$
Work in process and finished goods	423	410
Raw materials	143	126
Operating and maintenance supplies	232	226
	798	762

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

During the second quarter of 2019, the Company recorded $9 million of impairment of operating lease right-of-use assets under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

The components of lease expense were as follows:

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2019	2019
	$	$
Operating lease expense	8	22

Finance lease expense:
Amortization of right-of-use assets	1	1
Interest on lease liabilities	—	—
Total finance lease expense	1	1

For the three and nine months ended September 30, 2018, total operating lease expense amounted to $8 million and $22 million, respectively.

Supplemental cash flow information related to leases was as follows:

For the nine months ended
September 30,
2019
$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	23
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	24
Finance leases	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

September 30,
2019
$
Operating leases
Operating leases right-of-use assets	77

Lease liabilities due within one year	26
Operating lease liabilities	68
94

Finance leases
Property, plant and equipment	14
Accumulated depreciation	(6)
8

Long-term debt due within one year	1
Long-term debt	9
10

Weighted-average remaining lease term
Operating leases	5 years
Finance leases	10.2 years

Weighted-average discount rate
Operating leases	4.5%
Finance leases	6.7%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. LEASES (CONTINUED)

Maturities of lease liabilities at September 30, 2019 were as follows:

	Operating leases	Finance leases
	$	$
2019 (1)	8	—
2020	26	2
2021	22	2
2022	16	2
2023	12	1
Thereafter	22	7
Total lease payments	106	14

Less: Imputed interest	12	4

Total lease liabilities	94	10

(1)	Represents the remaining three months of 2019.

As of September 30, 2019, the Company has an additional $3 million of operating leases, primarily for office space and manufacturing equipment, which have not yet commenced. These operating leases will commence between 2019 and 2020, with terms between 3 and 5 years.

Maturities of lease commitments at December 31, 2018 were as follows:

	Operating leases	Capital leases
	$	$
2019	26	2
2020	21	2
2021	17	2
2022	12	1
2023	10	1
Thereafter	17	7
Total lease payments	103	15

Less: Imputed interest	N/A	4

Total lease liabilities	N/A	11

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		September 30, 2019			December 31, 2018
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	375	(103)	272	384	(94)	290
Technology	7 – 20	8	(5)	3	8	(4)	4
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	29	(15)	14	28	(13)	15
		416	(125)	291	424	(113)	311
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		230	—	230	238	—	238
License rights		6	—	6	6	—	6
Catalog rights		37	—	37	38	—	38
Total		693	(125)	568	710	(113)	597

Amortization expense related to intangible assets for the three and nine months ended September 30, 2019 was $5 million and $14 million, respectively (2018 – $4 million and $14 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2019	2020	2021	2022	2023
	$	$	$	$	$
Amortization expense related to intangible assets	21 (1)	21	21	20	20

(1)	Represents twelve months of amortization

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Ashdown, Arkansas mill and Port Huron, Michigan mill

On September 27, 2019, the Company’s Board of Directors approved the decision to permanently shut down two paper machines, which was announced on October 3, 2019. The closures will take place at the Ashdown, Arkansas pulp and paper mill and the Port Huron, Michigan paper mill. These measures will reduce the Company’s annual uncoated freesheet paper capacity by approximately 204,000 short tons, and will result in a workforce reduction of approximately 100 employees.

The Ashdown mill will continue to operate one paper machine with an annual uncoated freesheet paper production capacity of 200,000 short tons. Additionally, the mill operates a fluff pulp machine with the flexibility to produce softwood pulp depending on market conditions. As a result of the closure of the paper machine, the mill will produce an incremental 70,000 ADMT of softwood and fluff pulp, which will ramp up over the next 12 months.

The closure of the Port Huron paper machine will take effect by mid-November. The Port Huron mill will continue to produce a variety of technical and specialty papers for a broad range of customers utilizing three machines with a total annual production capacity of 95,000 short tons.

During the third quarter of 2019, the Company recorded $32 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss). Additionally, the Company recorded $1 million of severance and termination costs and $4 million of inventory obsolescence, under Closure and restructuring costs.

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

For the three and nine months ended September 30, 2019, the Company recorded $1 million of accelerated depreciation and $26 million of accelerated depreciation and impairment of operating lease right-of-use assets, respectively, under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss). For the three and nine months ended September 30, 2019, the Company also recorded $1 million and $5 million, respectively, of severance and termination costs; $1 million and $2 million, respectively, of inventory obsolescence; and $4 million and $11 million, respectively, of asset relocation and other costs, under Closure and restructuring costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2017	8	(218)	6	(132)	(336)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	(12)	N/A	N/A	N/A	(12)
Foreign exchange forward contracts	(19)	N/A	N/A	N/A	(19)
Net (gain) loss	N/A	(23)	6	N/A	(17)
Foreign currency items	N/A	N/A	N/A	(91)	(91)
Other comprehensive (loss) income before reclassifications	(30)	(23)	6	(91)	(138)
Amounts reclassified from Accumulated other comprehensive loss	(2)	10	(1)	—	7
Net current period other comprehensive (loss) income	(32)	(13)	5	(91)	(131)
Balance at December 31, 2018	(24)	(231)	11	(223)	(467)
Natural gas swap contracts	(8)	N/A	N/A	N/A	(8)
Currency options	4	N/A	N/A	N/A	4
Foreign exchange forward contracts	9	N/A	N/A	N/A	9
Foreign currency items	N/A	N/A	N/A	(12)	(12)
Other comprehensive income (loss) before reclassifications	5	—	—	(12)	(7)
Amounts reclassified from Accumulated other comprehensive loss	5	8	(1)	—	12
Net current period other comprehensive income (loss)	10	8	(1)	(12)	5
Balance at September 30, 2019	(14)	(223)	10	(235)	(462)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the three months ended
	September 30, 2019	September 30, 2018
	$	$
Net derivative gains on cash flow hedge
Natural gas swap contracts (2)	2	—
Currency options and forwards (2)	2	1
Total before tax	4	1
Tax expense	(1)	(1)
Net of tax	3	—

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	2	2
Amortization of prior year service cost (3)	1	1
Total before tax	3	3
Tax expense	(1)	(1)
Net of tax	2	2

Amortization of other post-retirement benefit items
Amortization of net actuarial loss (3)	—	—
Amortization of prior year service cost (3)	—	—
Total before tax	—	—
Tax benefit	—	—
Net of tax	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss(1)
	For the nine months ended
	September 30, 2019	September 30, 2018
	$	$
Net derivatives gains (losses) on cash flow hedge
Natural gas swap contracts (2)	2	—
Currency options and forwards (2)	5	(2)
Total before tax	7	(2)
Tax expense	(2)	—
Net of tax	5	(2)

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	7	6
Amortization of prior year service cost (3)	4	4
Total before tax	11	10
Tax expense	(3)	(3)
Net of tax	8	7

Amortization of other post-retirement benefit items
Amortization of net actuarial loss (3)	(1)	—
Amortization of prior year service cost (3)	—	(1)
Total before tax	(1)	(1)
Tax benefit	—	—
Net of tax	(1)	(1)

(1)	Amounts in parentheses indicate losses.
(2)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SHAREHOLDERS’ EQUITY

DIVIDENDS

On February 19, 2019, May 8, 2019, and August 6, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.435, $0.455, and $0.455 per share, respectively, to be paid to holders of the Company’s common stock. Dividends aggregating $28 million were paid on each of April 15, 2019, and July 16, 2019, and dividends aggregating $27 million were paid on October 15, 2019, to shareholders of record on April 2, 2019, July 2, 2019, and October 2, 2019, respectively.

On November 5, 2019, the Company’s Board of Directors approved a quarterly dividend of $0.455 per share to be paid to holders of the Company’s common stock. This dividend is to be paid on January 15, 2020, to shareholders of record on January 2, 2020.

STOCK REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a stock repurchase program (the “Program”) of up to $1.3 billion. At September 30, 2019, the Company had approximately $178 million of remaining availability under the Program. On November 5, 2019, the Company’s Board of Directors approved an increase to the Program from $1.3 billion to $1.6 billion. Under the Program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock in part to reduce the dilutive effects of stock options and awards, and to improve shareholders’ returns.

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

During the first nine months of 2019, the Company repurchased 4,076,723 shares at an average price of $35.47 for a total cost of $145 million.

During the first nine months of 2018, there were no shares repurchased under the Program.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

September 30, 2019
$
Balance at beginning of year	37
Additions and other changes	3
Environmental spending	(5)
Effect of foreign currency exchange rate change	—
Balance at end of period	35

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

SEPTEMBER 30, 2019

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2019, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2019, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2019, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SEGMENT DISCLOSURES

The Company’s two reportable segments described below also represent its two operating segments. Each reportable segment offers different products and services and requires different manufacturing processes, technology and/or marketing strategies. The following summary briefly describes the operations included in each of the Company’s reportable segments:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.
•	Personal Care – consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
SEGMENT DATA	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	$	$	$	$
Sales by segment
Pulp and Paper	1,071	1,146	3,314	3,369
Personal Care	227	237	711	746
Total for reportable segments	1,298	1,383	4,025	4,115
Intersegment sales	(15)	(16)	(49)	(50)
Consolidated sales	1,283	1,367	3,976	4,065

Sales by product group
Communication papers	635	639	1,963	1,904
Specialty and packaging papers	159	181	490	536
Market pulp	262	310	812	879
Absorbent hygiene products	227	237	711	746
Consolidated sales	1,283	1,367	3,976	4,065

Depreciation and amortization
Pulp and Paper	56	58	171	180
Personal Care	16	17	48	53
Total for reportable segments	72	75	219	233
Impairment of long-lived assets - Pulp and Paper	32	—	32	—
Impairment of long-lived assets - Personal Care	1	—	26	—
Consolidated depreciation and amortization and impairment of long-lived assets	105	75	277	233

Operating income (loss)
Pulp and Paper	31	135	237	290
Personal Care	2	(3)	(24)	7
Corporate	(4)	(18)	(35)	(44)
Consolidated operating income	29	114	178	253
Interest expense, net	12	15	38	47
Non-service components of net periodic benefit cost	(2)	(4)	(7)	(13)
Earnings before income taxes and equity loss	19	103	147	219
Income tax (benefit) expense	(1)	3	28	22
Equity loss, net of taxes	—	1	1	1
Net earnings	20	99	118	196

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2019 and December 31, 2018, the Statements of Earnings and Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 and the Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	September 30, 2019
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,060	459	(236)	1,283
Operating expenses
Cost of sales, excluding depreciation and amortization	—	891	386	(236)	1,041
Depreciation and amortization	—	51	21	—	72
Selling, general and administrative	—	59	35	—	94
Impairment of long-lived assets	—	33	—	—	33
Closure and restructuring costs	—	11	—	—	11
Other operating loss, net	—	1	2	—	3
	—	1,046	444	(236)	1,254
Operating income	—	14	15	—	29
Interest expense (income), net	18	18	(24)	—	12
Non-service components of net periodic benefit cost	—	1	(3)	—	(2)
(Loss) earnings before income taxes	(18)	(5)	42	—	19
Income tax (benefit) expense	(4)	(2)	5	—	(1)
Share in earnings of equity accounted investees	34	37	—	(71)	—
Net earnings	20	34	37	(71)	20
Other comprehensive loss	(38)	(37)	(33)	70	(38)
Comprehensive (loss) income	(18)	(3)	4	(1)	(18)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2019
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,268	1,478	(770)	3,976
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,746	1,196	(770)	3,172
Depreciation and amortization	—	155	64	—	219
Selling, general and administrative	7	170	145	—	322
Impairment of long-lived assets	—	58	—	—	58
Closure and restructuring costs	—	21	2	—	23
Other operating (income) loss, net	—	(3)	7	—	4
	7	3,147	1,414	(770)	3,798
Operating (loss) income	(7)	121	64	—	178
Interest expense (income), net	52	60	(74)	—	38
Non-service components of net periodic benefit cost	—	1	(8)	—	(7)
(Loss) earnings before income taxes and equity loss	(59)	60	146	—	147
Income tax (benefit) expense	(13)	12	29	—	28
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	164	116	—	(280)	—
Net earnings	118	164	116	(280)	118
Other comprehensive income (loss)	5	11	(8)	(3)	5
Comprehensive income	123	175	108	(283)	123

	For the three months ended
	September 30, 2018
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,115	559	(307)	1,367
Operating expenses
Cost of sales, excluding depreciation and amortization	—	954	412	(307)	1,059
Depreciation and amortization	—	53	22	—	75
Selling, general and administrative	4	31	80	—	115
Other operating (income) loss, net	—	(1)	5	—	4
	4	1,037	519	(307)	1,253
Operating (loss) income	(4)	78	40	—	114
Interest expense (income), net	15	23	(23)	—	15
Non-service components of net periodic benefit cost	—	1	(5)	—	(4)
(Loss) earnings before income taxes	(19)	54	68	—	103
Income tax (benefit) expense	(11)	—	14	—	3
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	107	53	—	(160)	—
Net earnings	99	107	53	(160)	99
Other comprehensive income	21	21	13	(34)	21
Comprehensive income	120	128	66	(194)	120

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2019
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	—	4	99	(5)	98
Receivables	—	148	470	—	618
Inventories	—	555	243	—	798
Prepaid expenses	9	15	9	—	33
Income and other taxes receivable	59	12	27	(45)	53
Intercompany accounts	436	465	155	(1,056)	—
Total current assets	504	1,199	1,003	(1,106)	1,600
Property, plant and equipment, net	—	1,693	806	—	2,499
Operating lease right-of-use assets	—	63	14	—	77
Intangible assets, net	—	248	320	—	568
Investments in affiliates	3,821	2,705	—	(6,526)	—
Intercompany long-term advances	5	1	1,684	(1,690)	—
Other assets	20	35	113	(28)	140
Total assets	4,350	5,944	3,940	(9,350)	4,884
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	5	1	—	(5)	1
Trade and other payables	58	371	217	—	646
Intercompany accounts	245	222	589	(1,056)	—
Income and other taxes payable	2	45	26	(45)	28
Operating lease liabilities due within one year	—	20	6	—	26
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	310	659	839	(1,106)	702
Long-term debt	838	—	100	—	938
Operating lease liabilities	—	59	9	—	68
Intercompany long-term loans	733	956	1	(1,690)	—
Deferred income taxes and other	—	351	156	(28)	479
Other liabilities and deferred credits	30	98	130	—	258
Shareholders' equity	2,439	3,821	2,705	(6,526)	2,439
Total liabilities and shareholders' equity	4,350	5,944	3,940	(9,350)	4,884

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2019
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	118	164	116	(280)	118
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(20)	(122)	26	280	164
Cash flows from operating activities	98	42	142	—	282
Investing activities
Additions to property, plant and equipment	—	(92)	(65)	—	(157)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Cash flows used for investing activities	—	(91)	(65)	—	(156)
Financing activities
Dividend payments	(83)	—	—	—	(83)
Stock repurchase	(139)	—	—	—	(139)
Net change in bank indebtedness	5	1	1	(5)	2
Change in revolving credit facility	45	—	—	—	45
Proceeds from receivables securitization facility	—	—	150	—	150
Repayments of receivables securitization facility	—	—	(110)	—	(110)
Repayments of long-term debt	—	—	(1)	—	(1)
Increase in long-term advances to related parties	—	—	(127)	127	—
Decrease in long-term advances to related parties	75	52	—	(127)	—
Other	(1)	—	—	—	(1)
Cash flows (used for) provided from financing activities	(98)	53	(87)	(5)	(137)
Net increase (decrease) in cash and cash equivalents	—	4	(10)	(5)	(11)
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of period	—	—	111	—	111
Cash and cash equivalents at end of period	—	4	99	(5)	98

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and nine months ended September 30, 2019 and 2018. The three month and nine month periods are also referred to as the third quarter and first nine months of 2019 and 2018. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and nine month periods ended September 30, 2019
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize right-of-use assets and lease liabilities for all of their operating leases while continuing to recognize expenses in the Consolidated Statement of Earnings and Comprehensive Income (Loss) in a manner similar to previous accounting standards. We elected to initially apply the new leases standard as of January 1, 2019 with certain available practical expedients. No cumulative-effect adjustments on retained earnings were necessary as of January 1, 2019. The most significant impact of adopting the new standard was the recognition of right-of-use assets and lease liabilities for operating leases. The accounting for finance leases remains substantially unchanged. For all comparative periods prior to the adoption of the new leases standard, we will continue to report operating leases in the consolidated financial statements under ASC 840 “Leases” and provide the related required disclosures.

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2019

•	Operating income and net earnings decreased by 75% and 80%, respectively, from the third quarter of 2018
•

Sales decreased by 6% from the third quarter of 2018. Net average selling prices for pulp were down while net average selling prices for paper were up from the third quarter of 2018. Our manufactured paper volume was down while our pulp volume was up when compared to the third quarter of 2018. Our Personal Care business had lower volume when compared to third quarter of 2018

•

Recognition of a closure and restructuring charge and accelerated depreciation associated with our decision to permanently close two paper machines within our Pulp and Paper segment of $5 million and $32 million, respectively

•	We repurchased $131 million of our common stock (cash portion) and paid $28 million in dividends

HIGHLIGHTS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019

•	Operating income and net earnings decreased by 30% and 40%, respectively, from the first nine months of 2018
•

Sales decreased by 2% from the first nine months of 2018. Net average selling prices for paper were up whereas net average selling prices for pulp were down from the first nine months of 2018. Our manufactured paper volume was down and our Personal Care business had lower volume when compared to the first nine months of 2018

•

Recognition of a closure and restructuring charge and accelerated depreciation associated with our decision to permanently close two paper machine within our Pulp and Paper segment in the third quarter of 2019, of $5 million and $32 million, respectively

•	We repurchased $139 million of our common stock (cash portion) and paid $83 million in dividends

	Three months ended				Nine months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	September 30, 2019	September 30, 2018	$	%	September 30, 2019	September 30, 2018	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,283	$1,367	(84)	-6%	$3,976	$4,065	(89)	-2%
Operating income	29	114	(85)	-75%	178	253	(75)	-30%
Net earnings	20	99	(79)	-80%	118	196	(78)	-40%
Net earnings per common share (in dollars)[1]:
Basic	$0.33	$1.57	(1.24)	-79%	$1.89	$3.12	(1.23)	-39%
Diluted	$0.32	$1.57	(1.25)	-80%	$1.88	$3.11	(1.23)	-40%

							At September 30, 2019	At December 31, 2018
Total assets							$4,884	$4,925
Total long-term debt, including current portion							$939	$854

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

OUTLOOK

For the fourth quarter, maintenance is expected to be higher while paper is expected to be negatively impacted in part by a seasonally unfavorable mix. We anticipate some volatility in softwood and fluff pulp markets while Personal Care is expected to benefit from our margin improvement plan and increased sales driven by a stronger order book.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our third quarter and first nine months of 2019 and 2018 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Three months ended				Nine months ended
			Variance				Variance
	September 30, 2019	September 30, 2018	$	%	September 30, 2019	September 30, 2018	$	%
Pulp and Paper	$1,071	$1,146	(75)	-7%	$3,314	$3,369	(55)	-2%
Personal Care	227	237	(10)	-4%	711	746	(35)	-5%
Total for reportable segments	1,298	1,383	(85)	-6%	4,025	4,115	(90)	-2%
Intersegment sales	(15)	(16)	1		(49)	(50)	1
Consolidated	1,283	1,367	(84)	-6%	3,976	4,065	(89)	-2%

Shipments
Paper – manufactured (in thousands of ST)	672	727	(55)	-8%	2,089	2,250	(161)	-7%
Communication Papers	563	596	(33)	-6%	1,745	1,851	(106)	-6%
Specialty and Packaging	109	131	(22)	-17%	344	399	(55)	-14%
Paper - sourced from third parties (in thousands of ST)	25	30	(5)	-17%	69	84	(15)	-18%
Paper - total (in thousands of ST)	697	757	(60)	-8%	2,158	2,334	(176)	-8%
Pulp (in thousands of ADMT)	416	390	26	7%	1,135	1,141	(6)	-1%

ANALYSIS OF CHANGES IN SALES
By Business Segment	Third quarter of 2019 versus Third quarter of 2018				First nine months of 2019 versus First nine months of 2018
	% Change in Net Sales due to				% Change in Net Sales due to
	Net Price	Volume / Mix	Currency	Total	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	-3%	-4%	-%	-7%	4%	-6%	-%	-2%
Personal Care	-%	-2%	-2%	-4%	-%	-2%	-3%	-5%
Consolidated sales	-2%	-3%	-1%	-6%	3%	-4%	-1%	-2%

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended				Nine months ended
By Business Segment			Variance				Variance
	September 30, 2019 (a)	September 30, 2018	$	%	September 30, 2019 (b)	September 30, 2018	$	%
Operating income (loss)
Pulp and Paper	$31	$135	(104)	-77%	$237	$290	(53)	-18%
Personal Care	2	(3)	5	167%	(24)	7	(31)	-443%
Corporate	(4)	(18)	14	78%	(35)	(44)	9	20%
Consolidated operating income	29	114	(85)	-75%	178	253	(75)	-30%

(a)

Includes closure and restructuring charges as well as accelerated depreciation under Impairment of long-lived assets, related to our announced margin improvement plan within our Personal Care segment, of $6 million and $1 million, respectively. Includes closure and restructuring charges as well as accelerated depreciation under Impairment of long-lived assets, related to our paper machine closures within our Pulp and Paper segment, of $5 million and $32 million, respectively.

(b)

Includes closure and restructuring charges as well as accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our announced margin improvement plan within our Personal Care segment, of $18 million and $26 million, respectively. Includes closure and restructuring charges as well as accelerated depreciation under Impairment of long-lived assets, related to our paper machine closures within our Pulp and Paper segment, of $5 million and $32 million, respectively.

Third quarter of 2019 versus Third quarter of 2018
By Business Segment
	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(6)	(31)	(18)	(16)	2	(30)	(5)	—	(104)
Personal Care	2	—	8	1	—	—	(6)	—	5
Corporate	—	—	—	13	—	—	—	1	14
Consolidated operating income (loss)	(4)	(31)	(10)	(2)	2	(30)	(11)	1	(85)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $3 million in the third quarter of 2019, excluding foreign currency impact. In the third quarter of 2019, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets related to our decision to permanently close two paper machines in our Pulp and Paper segment and $1 million of accelerated depreciation under Impairment of long-lived asset, related to our margin improvement plan in our Personal Care segment.

(d)

We recorded $5 million of inventory obsolescence, $4 million of asset relocation and other costs and $2 million of severance and termination costs under Closure and restructuring costs in the third quarter of 2019 related to our announced margin improvement plan within the Personal Care segment as well as our decision to permanently close two paper machines in our Pulp and Paper segment. There were no restructuring charges in the third quarter of 2018.

(e)

Third quarter of 2019 other operating income/expense includes:	Third quarter of 2018 other operating income/expense includes:
- Bad debt expense ($1 million) - Environmental provision ($1 million) - Foreign currency loss on working capital items ($1 million)	- Environmental provision ($2 million) - Foreign currency loss on working capital items ($2 million)

Commentary –Third quarter of 2019 compared to Third quarter of 2018

Interest Expense, net

We incurred $12 million of net interest expense in the third quarter of 2019, a decrease of $3 million compared to net interest expense of $15 million in the third quarter of 2018. The net interest expense was impacted by the repayment of the $300 million Term Loan in the fourth quarter of 2018.

Income Taxes

For the third quarter of 2019, our income tax benefit was $1 million, consisting of a current income tax benefit of $3 million and a deferred income tax expense of $2 million. This compares to an income tax expense of $3 million in the third quarter of 2018, consisting of a current income tax benefit of $5 million and a deferred income tax expense of $8 million. We made income tax payments, net of refunds, of $5 million during the third quarter of 2019. The effective tax rate was -5% compared with an effective tax rate of 3% in the third quarter of 2018. Our effective tax rate for the third quarter of 2019 was favorably impacted by additional R&D tax credits in the U.S. and Spain. Our effective tax rate for the third quarter of 2018 was favorably impacted by the income tax effects of the U.S. Tax Cuts and Jobs Act (the “U.S. Tax Reform”), including the benefit related to an additional pension contribution, as well as the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations. The effective tax rates for both the third quarter of 2019 and the third quarter of 2018 were favorably impacted by the finalization of certain estimates in connection with the filing of our 2018 and 2017 income tax returns, respectively.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate and then making adjustments for discrete items arising in that quarter. In each interim quarter, we update our estimate of the annual effective tax rate and, if our estimated annual tax rate changes, we make a cumulative adjustment in that quarter. The effective tax rate for the third quarter of 2019 was favorably impacted by such an adjustment.

First nine months of 2019 versus First nine months of 2018
By Business Segment
	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(32)	123	(54)	(61)	9	(24)	(5)	(9)	(53)
Personal Care	(3)	1	9	7	(5)	(21)	(18)	(1)	(31)
Corporate	—	—	—	6	—	—	—	3	9
Consolidated operating income (loss)	(35)	124	(45)	(48)	4	(45)	(23)	(7)	(75)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

Depreciation charges were lower by $13 million in the first nine months of 2019, excluding foreign currency impact. In the first nine months of 2019, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets related to our decision to permanently close two paper machines in our Pulp and Paper segment and $26 million of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our margin improvement plan in our Personal Care segment.

(d)

We recorded $11 million of asset relocation and other costs, $6 million of severance and termination costs and $6 million of inventory obsolescence under Closure and restructuring costs in the first nine months of 2019 related to our announced margin improvement plan within the Personal Care segment as well as our decision to permanently close two paper machines in our Pulp and Paper segment. There were no restructuring charges in the first nine months of 2018.

(e)

First nine months of 2019 other operating income/ expense includes:	First nine months of 2018 other operating income/ expense includes:
- Foreign exchange loss on working capital items ($3 million) - Environmental provision ($2 million) - Bad debt expense ($2 million) - Other income ($3 million)

- Gain on sale of property, plant and equipment ($4 million)

- Foreign exchange gain on working capital items ($1 million)

- Environmental provision ($2 million)

- Bad debt expense ($1 million)

- Other income ($1 million)

Commentary – First nine months of 2019 compared to first nine months of 2018

Interest Expense, net

We incurred $38 million of net interest expense in the first nine months of 2019, a decrease of $9 million compared to net interest expense of $47 million in the first nine months of 2018. The net interest expense was impacted by the repayment of the $300 million Term Loan in the fourth quarter of 2018.

Income Taxes

For the first nine months of 2019, our income tax expense was $28 million, consisting of a current income tax expense of $27 million and a deferred income tax expense of $1 million. This compares to an income tax expense of $22 million in the first nine months of 2018, consisting of a current income tax expense of $19 million and a deferred income tax expense of $3 million. We made income tax payments, net of refunds, of $55 million during the first nine months of 2019. The effective tax rate was 19% compared to an effective tax rate of 10% in the first nine months of 2018. Our effective tax rate for the first nine months of 2019 was favorably impacted by the recognition of additional R&D credits in the U.S. and Spain and by an enacted law change in the state of Arkansas, which were mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards. Our effective tax rate for the first nine months of 2018 was favorably impacted by the income tax effects of the U.S. Tax Reform, including the benefit related to an additional pension contribution, the recognition of previously unrecognized tax benefits due to the expiration of certain statutes of limitations, as well as by enacted law changes in Sweden and several U.S. states. The effective tax rates for both the first nine months of 2019 and the first nine months of 2018 were favorably impacted by the finalization of certain estimates in connection with the filing of our 2018 and 2017 income tax returns, respectively.

During the second quarter of 2019, the IRS proposed additional GILTI regulations, which are still pending approval. While we are still evaluating the impact, we do not expect those proposed regulations to have a material impact on our consolidated financial statements.

Commentary – Segment Review

Pulp and Paper Segment

Sales in our Pulp and Paper segment decreased by $75 million, or 7%, when compared to sales in the third quarter of 2018. This decrease in sales is mostly due to a decrease in net average selling prices for pulp as well as a decrease in our paper sales volumes. This decrease was partially offset by an increase in net average selling prices for paper and increase in pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $31 million in the third quarter of 2019, a decrease of $104 million, when compared to operating income of $135 million in the third quarter of 2018. Our results were negatively impacted by:

•	Lower net average selling prices for pulp partially offset by higher net average selling prices for paper ($31 million)
•	Higher depreciation/impairment charges ($30 million) mostly due to our decision to permanently close two paper machines
•	Higher input costs ($18 million) mostly related to higher costs of fiber due to unfavorable market conditions
•

Higher operating expenses ($16 million) mostly due to higher maintenance and fixed costs due to timing of major maintenance and lower production, partially offset by lower freight costs when compared to the third quarter of 2018

•	Lower volume/mix ($6 million)
•	Higher restructuring charges ($5 million) due to our decision to permanently close two paper machines

These decreases were partially offset by:

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($2 million)

Sales in our Pulp and Paper segment decreased by $55 million, or 2%, when compared to sales in the first nine months of 2018. This decrease in sales is mostly due to decrease in our paper sales volumes as well as a decrease in net average selling prices for pulp. This decrease was partially offset by an increase in net average selling prices for paper.

Operating income in our Pulp and Paper segment amounted to $237 million in the first nine months of 2019, a decrease of $53 million, when compared to operating income of $290 million in the first nine months of 2018. Our results were negatively impacted by:

•	Higher operating expenses ($61 million) mostly related to higher maintenance and fixed costs due to timing of major maintenance and lower production when compared to the first nine months of 2018
•

Higher input costs ($54 million) mostly related to higher costs of fiber due, in part, to wet weather in the first nine months of 2019 as well as unfavorable market conditions, partially offset by lower chemicals and energy costs

•	Lower volume/mix ($32 million)
•	Higher depreciation/impairment charges ($24 million) due to our decision to permanently close two paper machines, partially offset by certain assets being fully depreciated
•	Higher other expense ($9 million)
•	Higher restructuring charges ($5 million)

These decreases were partially offset by:

•	Higher net average selling prices for paper, partially offset by lower net average selling prices for pulp ($123 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($9 million)

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

For the fourth quarter, maintenance is expected to be higher while paper is expected to be negatively impacted in part by a seasonally unfavorable mix. We anticipate some volatility in softwood and fluff pulp markets.

Paper machine closures

On September 27, 2019, our Board of Directors approved the decision to permanently shut down two paper machines, which was announced on October 3, 2019. The closures will take place at our Ashdown, Arkansas pulp and paper mill and our Port Huron, Michigan paper mill. These measures will reduce our annual uncoated freesheet paper capacity by approximately 204,000 short tons, and will result in a workforce reduction of approximately 100 employees.

Our Ashdown mill will continue to operate one paper machine with an annual uncoated freesheet paper production capacity of 200,000 short tons. Additionally, the mill operates a fluff pulp machine with the flexibility to produce softwood pulp depending on market conditions. As a result of the closure of the paper machine, the mill will produce an incremental 70,000 ADMT of softwood and fluff pulp, which will ramp up over the next 12 months.

The closure of our Port Huron paper machine will take effect by mid-November. The Port Huron mill will continue to produce a variety of technical and specialty papers for a broad range of customers utilizing three machines with a total annual production capacity of 95,000 short tons.

During the third quarter of 2019, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss). Additionally, we recorded $1 million of severance and termination costs and $4 million of inventory obsolescence, under Closure and restructuring costs.

Personal Care Segment

Sales in our Personal Care segment decreased by $10 million, or 4%, when compared to sales in the third quarter of 2018. This decrease was mainly driven by lower volume and unfavorable foreign exchange, partially offset by favorable mix when compared to the third quarter of 2018.

Operating income increased by $5 million, in the third quarter of 2019 compared to the third quarter of 2018. Our results were positively impacted by:

•	Favorable input costs ($8 million) mostly due to lower raw material pricing
•	Favorable mix partially offset by lower sales volume ($2 million)
•	Lower operating expenses ($1 million)

These increases were partially offset by:

•	Higher closure and restructuring charges ($6 million) related to our margin improvement plan

Sales in our Personal Care segment decreased by $35 million, or 5%, when compared to sales in the first nine months of 2018. This decrease in sales was driven by lower volume as well as unfavorable foreign exchange, mostly due to the fluctuation between the U.S. dollar and the Euro, partially offset by favorable mix.

Operating income decreased by $31 million, in the first nine months of 2019 when compared to the first nine months of 2018. Our results were negatively impacted by:

•

Higher depreciation/impairment charge ($21 million) mostly due to the non-cash impairment of long-lived assets charge of $26 million recorded in the first nine months of 2019, related to our margin improvement plan

•	Higher closure and restructuring charges ($18 million) related to our margin improvement plan
•	Lower sales volume partially offset by favorable mix ($3 million)
•	Unfavorable foreign exchange ($5 million) mostly between the Euro and the U.S. dollar, net of our hedging program
•	Higher other expense ($1 million)

These decreases were partially offset by:

•	Favorable input costs ($9 million) mostly due to lower raw material pricing as well as insourcing initiatives
•	Lower operating expenses ($7 million) mostly due to lower SG&A expenses
•	Higher net average selling prices ($1 million)

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

For the fourth quarter, Personal Care is expected to benefit from our margin improvement plan and increased sales driven by a stronger order book.

Margin Improvement Plan

On November 1, 2018, we announced a margin improvement plan within our Personal Care segment. As part of this plan, our Board of Directors approved the permanent closure of our Waco, Texas Personal Care manufacturing and distribution facility, the relocation of certain of our manufacturing assets and a workforce reduction across the division. The Waco, Texas facility ceased operations during the second quarter of 2019.

For the three and nine months ended September 30, 2019, we recorded $1 million of accelerated depreciation and $26 million of accelerated depreciation and impairment of operating lease right-of-use, respectively, under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss). For the three and nine months ended September 30, 2019, we also recorded $1 million and $5 million, respectively, of severance and termination costs; $1 million and $2 million, respectively, of inventory obsolescence; and $4 million and $11 million, respectively, of asset relocation and other costs, under Closure and restructuring costs.

STOCK-BASED COMPENSATION EXPENSE

For the first nine months of 2019, stock-based compensation expense recognized in our results of operations was $17 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $4 million. This compares to a stock-based compensation expense of $19 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $7 million in the first nine months of 2018. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $655 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $2 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities totaled $282 million in the first nine months of 2019, a $55 million decrease compared to cash flows from operating activities of $337 million in the first nine months of 2018. This decrease in cash flows from operating activities is primarily due to a decrease in profitability as well as an increase in working capital requirements. We made income tax payments, net of refunds, of $55 million in the first nine months of 2019 compared to income tax payments, net of refunds, of $40 million during the first nine months of 2018. We paid $3 million of employer pension and other post-retirement contribution in excess of pension and other post-retirement expense in the first nine months of 2019 compared to $46 million in the first nine months of 2018.

Investing Activities

Cash flows used for investing activities in the first nine months of 2019 amounted to $156 million, a $43 million increase compared to cash flows used for investing activities of $113 million in the first nine months of 2018.

The use of cash in the first nine months of 2019 was attributable to additions to property, plant and equipment of $157 million. This use of cash was partially offset by proceeds from disposals of property, plant and equipment of $1 million.

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

Our capital expenditures for 2019 are expected to be between $210 million and $230 million.

Financing Activities

Cash flows used for financing activities totaled $137 million in the first nine months of 2019 compared to cash flows used for financing activities of $105 million in the first nine months of 2018.

The use of cash in the first nine months of 2019 was primarily the result of the repurchase of our common stock ($139 million) and dividend payments ($83 million). This was partially offset by the net increase of borrowings under our credit facilities (revolver and receivable securitization) ($85 million).

The use of cash in the first nine months of 2018 was primarily the result of dividend payments ($81 million) and the net repayments of borrowings under our receivable securitization ($25 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $842 million as of September 30, 2019 compared to $743 million as of December 31, 2018.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At September 30, 2019  , we were in compliance with these financial covenants, and borrowings under the Credit Agreement amount to $45 million (September 30, 2018 – nil). At September 30, 2019, we had no outstanding letters of credit, leaving $655 million unused and available under this facility (September 30, 2018 – $700 million).

 Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021.

At September 30, 2019, borrowings under the receivables securitization facility amounted to $90 million, and we had $50 million of letters of credit under the program (September 30, 2018 – nil and $52 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations. At September 30, 2019, we had $2 million unused and available under the receivable securitization facility.

Term Loan

In the fourth quarter of 2018, we repaid the $300 million unsecured Term Loan that had been entered into in 2015 by a wholly-owned subsidiary of Domtar with certain domestic banks.

Common Stock

On February 19, 2019, May 8, 2019 and August 6, 2019, our Board of Directors approved a quarterly dividend of $0.435, $0.455 and $0.455 per share, respectively, to be paid to holders of our common stock. Dividends aggregating $28 million were paid on each of April 15, 2019 and July 16, 2019, and dividends aggregating $27 million were paid on October 15, 2019, to shareholders of record on April 2, 2019, July 2, 2019, and October 2, 2019, respectively.

On November 5, 2019, our Board of Directors approved a quarterly dividend of $0.455 per share to be paid to holders of our common stock. This dividend is to be paid on January 15, 2020, to shareholders of record on January 2, 2020.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2019, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2019, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2019, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended September 30, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
July 1 through July 31, 2019	322,813	$41.61	322,813	$300,925
August 1 through August 31, 2019	1,918,000	$34.39	1,918,000	$234,971
September 1 through September 30, 2019	1,641,503	$34.73	1,641,503	$177,968
	3,882,316	$35.13	3,882,316

During the third quarter, we repurchased 3,882,316 shares at an average price of $35.13 per share, for a total cost of approximately $137 million under our stock repurchase program (the “Program”). As of September 30, 2019, we had approximately $178 million of remaining availability under our Program. On November 5, 2019, our Board of Directors approved an increase to the Program from $1.3 billion to $1.6 billion. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share. During October 2019, we repurchased 1,751,643 shares at an average price of $34.27 per share, for a total cost of approximately $60 million.

During 2018, there were no shares repurchased under the Program. As of December 31, 2018, the approximate dollar value of shares that may yet be purchased under the Program was $323 million.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: November 7, 2019

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary