Form 10-K
period 2019-12-31
Domtar CORP
filed 2020-02-25
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2019, was $2,801,211,465.

The number of shares of Registrant’s Common Stock outstanding as of February 17, 2020 was 56,273,429.

Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 6, 2020, are incorporated by reference into Part III of this Report.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

We operate the following business segments: Pulp and Paper and Personal Care. We had revenues of $5.2 billion in 2019, of which approximately 82% was from the Pulp and Paper segment and approximately 18% was from the Personal Care segment.

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

OUR CORPORATE STRUCTURE

At December 31, 2019, Domtar Corporation had a total of 56,880,910 shares of common stock issued and outstanding.

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

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We have nine integrated pulp and paper mills and one non-integrated paper mill (eight in the United States and two in Canada), with an annual paper production capacity of approximately 2.9 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 13 converting and forms manufacturing operations (including a network of 10 plants located offsite from our paper making operations). Approximately 76% of our paper production capacity is in the United States and 24% is located in Canada.

We produce market pulp in excess of our internal requirements at our pulp and paper mills in Ashdown, Espanola, Hawesville, Windsor, Marlboro and Nekoosa. We also produce papergrade, fluff and specialty pulps at our three stand-alone pulp mills in Kamloops, Dryden and Plymouth. We can sell approximately 1.9 million metric tons of pulp per year depending on market conditions. Approximately 54% of our trade pulp production capacity is in the U.S., and 46% is located in Canada.

The table below lists our operating pulp and paper mills and their annual production capacity:

			Saleable
Production Facility	Fiberline Pulp Capacity		Paper (1)
	# lines	('000 ADMT) (2)	# machines	Category (3)	('000 ST) (2)
Uncoated freesheet
Ashdown, Arkansas	3	707	1	Communication	200
Windsor, Quebec	1	447	2	Communication	642
Hawesville, Kentucky	1	412	2	Communication	596
Kingsport, Tennessee	1	304	1	Communication	426
Marlboro, South Carolina	1	320	1	Specialty & Packaging	274
Johnsonburg, Pennsylvania	1	228	2	Communication	344
Nekoosa, Wisconsin	1	155	3	Specialty & Packaging	168
Rothschild, Wisconsin	1	65	1	Communication	131
Port Huron, Michigan	—	—	3	Specialty & Packaging	95
Espanola, Ontario	2	300	2	Specialty & Packaging	69
Total Uncoated freesheet	12	2,938	18		2,945
Pulp
Kamloops, British Columbia	1	408	—		—
Dryden, Ontario	1	327	—		—
Plymouth, North Carolina	1	390	—		—
Total Pulp	3	1,125	—		—
Total	15	4,063	18		2,945
Total Trade Pulp (4)		1,922

(1)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(2)	ADMT refers to an air dry metric ton and ST refers to short ton.
(3)	Represents the majority of the capacity at each of these facilities.
(4)	Estimated third-party shipments dependent upon market conditions. This also includes shipments to our Personal Care segment.

Our Raw Materials

The manufacturing of pulp and paper requires wood fiber, chemicals and energy. We discuss these three major raw materials used in our manufacturing operations below.

Wood Fiber

United States pulp and paper mills

The fiber used by our pulp and paper mills in the U.S. is softwood and hardwood, both readily available in the market from multiple third-party sources. The mills obtain fiber from a variety of sources, depending on their location. These sources include a combination of supply contracts, wood lot management arrangements, advance stumpage purchases and spot market purchases.

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the U.S., contracts with Quebec wood producers’ marketing boards, public land where we have wood supply allocations and from Domtar’s private lands. The softwood and hardwood fiber for our Espanola pulp and paper mill and the softwood fiber for our Dryden pulp mill, are obtained from third parties, directly or indirectly from public lands and through designated wood supply allocations. The fiber used at our Kamloops pulp mill is all softwood, originating mostly from third-party sawmill operations in the southern-interior part of British Columbia.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 1.5 million cubic meters of softwood and 1.0 million cubic meters of hardwood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

During 2019, the cost of wood fiber relating to our Pulp and Paper segment comprised approximately 20% of the total consolidated cost of sales.

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

During 2019, the cost of chemicals relating to our Pulp and Paper segment comprised approximately 11% of the total consolidated cost of sales.

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

We have cogenerating assets at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. These generating assets produce approximately 67% of the electricity requirements of this business segment, with the balance supplied from local utilities. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting.

During 2019, net energy costs relating to our Pulp and Paper segment comprised approximately 5% of the total consolidated cost of sales.

Our Transportation

Transportation of raw materials, wood fiber, chemicals and pulp into our mills is mostly done by rail and trucks, although barges are used in certain circumstances. We rely strictly on third parties for the transportation of our pulp and paper products between our mills, converting operations, distribution centers and customers. Our paper products are shipped mostly by truck and logistics are managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck depending on destination and customer preference. We work with all major railroads and approximately 300 trucking companies in the U.S. and Canada. Service agreements are typically negotiated on an annual basis. We pay diesel fuel surcharges which vary depending on the mode of transportation used and the cost of diesel fuel.

During 2019, outbound transportation costs relating to our Pulp and Paper segment comprised approximately 10% of the total consolidated cost of sales.

Our Product Offering and Go-to-Market Strategy

Paper

Our uncoated freesheet papers are categorized into both communication papers and specialty and packaging papers. Communication papers are further categorized into business papers and commercial printing and publishing papers.

Our business papers include copy and electronic imaging papers, which are used with inkjet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 51% of our shipments of paper products in 2019.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. These products also include converting papers, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 33% of our shipments of paper products in 2019.

Our specialty and packaging papers include papers used for thermal printing, flexible packaging, food packaging, medical packaging, medical gowns and drapes, sandpaper backing, carbonless printing, labels and other papers used for coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 16% of our shipments of paper products in 2019. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

The chart below illustrates our main uncoated freesheet paper products and their applications:

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

Our paper sales channels are aligned to efficiently bring a competitive and complete product offering to our varied customers. Our customer service personnel work closely with sales, marketing and production staff to provide service and support to merchants, converters, end-users, stationers, printers and retailers. We sell our products directly to end-users and others who influence paper purchasing decisions in order to enhance brand recognition and increase product demand. In addition, our sales representatives work closely with mill-based product development personnel and undertake joint marketing initiatives with customers in order to better understand their business needs and to support their future requirements.

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

Pulp

Our pulp products are comprised of softwood, fluff and hardwood kraft. These grades are sold to customers in over 50 countries worldwide. Our pulp is used in a variety of end products, such as diapers and personal hygiene products, bathroom and facial tissue, specialty and packaging papers, customers who make printing and writing grades, building products and electrical insulating papers.

We sell market pulp to customers in North America mainly through a North American sales force while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to customer orders on short notice.

Our Customers

Our ten largest customers represented approximately 46% of our Pulp and Paper segment sales or approximately 37% of our total sales in 2019. In 2019, Staples, a customer of our Pulp and Paper segment, represented approximately 11% of our total sales. The majority of our customers purchase products through individual purchase orders. In 2019, approximately 75% of our Pulp and Paper segment sales were in the United States, 10% were in Canada, and 15% were in other countries.

PERSONAL CARE

Our Operations

Our Personal Care business consists of the design, manufacturing, marketing and distribution of absorbent hygiene products, including adult incontinence and infant diaper products. We are one of the leading suppliers of adult incontinence and infant diaper products sold into North America and Europe, servicing institutional and consumer channels, marketed primarily under our Attends®, IncoPack®, Indasec®, Reassure®, Chelino and Comfees® brands, in addition to our customers’ brands.

We operate five manufacturing facilities located in the U.S. and Europe, with the ability to produce multiple product categories including our Jesup, Georgia facility, which manufactures high quality airlaid and ultrathin laminated absorbent cores. We have research and development capabilities across our manufacturing footprint to maintain quality assurance and drive product innovation. Our operations are supported by our divisional headquarters located in Raleigh, North Carolina.

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

Infant products

We compete mainly within the competitive store brand segment of infant diapers and training pants. Future unit demand growth based on birth rate and demographic trends is forecasted to be limited in North America and Europe. The focus is on driving category value by offering new benefits and by marketing to shift product mix to higher priced segments. The importance of the category to key retailers is expected to remain strong given the purchasing power and strategic importance of the infant diaper shopper. Today, our business is focused on securing multiyear contracts with large retailers that control the majority of volume, leading to intense competition with other manufacturers in the industry.

Our focus on insight and innovation provides our customers with competitive products and services at a scale required to meet their national distribution requirements.

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

Our Product Offering and Go-to-Market Strategy

We supply a variety of products, which include branded and private label briefs, bladder control pads, protective underwear, underpads and washcloths, as well as baby diapers, change mats, youth pants and training pants. They are available in a variety of sizes, differing performance levels and product attributes. Our broad product portfolio covers most price points across each category.

Our Product Development

We currently offer a comprehensive, full line of products, and we continue to focus on product development to improve comfort, dryness and leakage protection for our consumers. We continue to explore new materials, designs and processes that will allow us to improve future performance and value to meet global market needs.

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

Driving value in our Pulp and Paper business. Domtar’s Pulp and Paper business remains an important part of our growth plan, and we have strategies and operating priorities designed to maximize the value of the business. Our key priorities include: increasing productivity in our pulp business, pursuing new sources of paper consumption, pursuing asset repurposing opportunities and operating an optimal portfolio of strategic assets. We believe that execution on these priorities will enable Domtar to expand into complementary growth areas and protect its market position in Pulp and Paper.

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

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products, which include an extensive offering of high quality Forest Stewardship Council (“FSC”)-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products. All of our pulp and paper manufacturing facilities are located in the U.S. or in Canada where we sell approximately 85% of our products. The five largest manufacturers of uncoated freesheet papers in North America (including Domtar) represent approximately 82% of total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet paper. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, particularly the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The market pulp we sell is fluff, softwood or hardwood pulp. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products. The fluff pulp we sell is used in absorbent products, incontinence products, diapers and feminine hygiene products. The softwood and hardwood pulp we sell is primarily slow growth northern bleached softwood and hardwood kraft, and we produce specialty engineered pulp grades with a pre-determined mix of wood species. Our softwood and hardwood pulps are sold to customers who make a variety of products for specialty paper, packaging, tissue and industrial applications, and customers who make printing and writing grades. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our market pulp production capacity is located in the U.S. or in Canada, and we sell approximately 58% of our pulp to other countries.

In the adult incontinence business, competition is primarily faced across four major product categories: protective underwear, pads, briefs and underpads, with customers served through the healthcare, retail (mass retailers, drug stores, dollar stores, supermarkets, warehouse clubs), and emerging direct to consumer channels. In North America, the market is split equally between retail and institutional/healthcare sectors. In Europe, approximately 68% of market demand is served through institutional/reimbursed channels, with the retail sector delivering lower sales through a more fragmented mix of players than in North America.

In the infant business, competition is primarily across three major product categories: diapers, training pants and youth pants with customers served through the retail (mass retailers, hypermarkets, drug stores, dollar stores, supermarkets, warehouse clubs) and direct to consumer channels. In North America, branded labels represent the majority of the infant market with the top two manufacturers supplying a significant portion of the branded demand. The remaining supply is represented by private label, and is split among the competition. In Europe, the top manufacturer supplies approximately half of the demand with branded labels, and the remainder is represented by private label and niche lifestyle brands.

In both the adult incontinence and infant diaper industries, the principal levers of competition remain brand loyalty, product innovation, quality, price and marketing and distribution capabilities. Competitive market pressures in both the healthcare and retail sectors have increased in recent years, including increased competition in the private label category, excess industry capacity and the pressure to limit public healthcare spending.

OUR EMPLOYEES

We have approximately 10,000 employees, of which approximately 60% are employed in the United States, 28% in Canada and 12% in Europe. Approximately 44% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis. Certain agreements will expire in 2020 and others will expire between 2021 and 2022.

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

OUR ENVIRONMENTAL COMPLIANCE

Our business is subject to a wide range of general and industry-specific laws and regulations in the U.S. and other countries where we have operations, relating to the protection of the environment, including those governing wood harvesting, air emissions, climate change, waste water discharges, storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations and health and safety matters. Compliance with these laws and regulations is a significant factor in the operation of our business. We may encounter situations in which our operations fail to maintain full compliance with applicable environmental requirements, possibly leading to civil or criminal fines, penalties or enforcement actions, including those that could result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures at substantial costs, such as the installation of additional pollution control equipment or other remedial actions.

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. Additional information regarding environmental matters is included in Item 8, Financial Statements and Supplementary Data under Note 22 “Commitments and Contingencies” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section of Critical accounting estimates and policies, caption “Environmental matters and asset retirement obligations.”

OUR INTELLECTUAL PROPERTY

Many of our brand name products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, EarthChoice®, Ariva®, Attends®, NovaThin®, NovaZorb®, IncoPack®, Indasec®, Reassure®, Chelino and Comfees®. These brand names and trademarks are important to our business. Our numerous trademarks have been registered in the U.S. and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

We own U.S. and foreign patents and have several pending patent applications. Our management regards these patents and patent applications as important but does not consider any single patent or group of patents to be materially important to our business as a whole.

OUR EXECUTIVE OFFICERS (“MANAGEMENT COMMITTEE”)

Name	Age	Position and Business Experience
John D. Williams	65

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

Mr. Williams is Lead Independent Director of the Board of Directors of Owens Corning and the Non-Executive Chairman of Form Technologies, Inc., a privately-held leading global group of precision component manufacturers based in Charlotte, North Carolina.

Daniel Buron	56

Senior Vice President and Chief Financial Officer of the Company since March 2007. Mr. Buron was previously Senior Vice-President and Chief Financial Officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was Vice-President, Finance, Pulp and Paper sales division and, prior to September 2002, he was Vice-President and Controller. He has over 30 years of experience in finance. Mr. Buron is a Director of the McGill University Health Centre Foundation and also serves on the Board of Directors of Semafo Inc. and Nouveau Monde Graphite Inc.

Michael D. Garcia	55

President, Pulp and Paper Division of the Company. Mr. Garcia joined Domtar in 2014. Prior to joining the Company, he was the chief executive officer at EVRAZ Highveld Steel & Vanadium Co., South Africa’s second largest steel producer. Mr. Garcia has more than 25 years of international management experience in paper, steel, and aluminum manufacturing and marketing. He has broad global experience, including executive assignments in Asia and Africa. Mr. Garcia is a Director of the Federal Reserve Bank of Richmond, Charlotte Branch, and of the USO of North Carolina. He also serves on the Board of Directors of Alliant Energy Corp.

Michael Fagan	58

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

Zygmunt Jablonski	66

Senior Vice President and Chief Legal and Administrative Officer of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years. From 1985 to 1994, he practiced law in Washington, DC.

Patrick Loulou	51

Senior Vice President, Corporate Development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector as well as in management consulting. His over 20 year career has spanned a number of areas and functions such as corporate strategy, M&A, operations, business transformation and business development.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on our results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of our manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	cyberattack or other security breaches;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of property, plant and equipment, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any; and
•	the other factors described under “Risk Factors,” Item 1A.

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

The Company competes with U.S., Canadian, European and Asian producers and, for many of its product lines with global producers, some of which may have greater financial resources and lower production costs than the Company. The principal basis for competition is selling price. The Company’s ability to maintain satisfactory margins depends largely on its ability to control its costs. Our industries also are particularly sensitive to other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. The Company cannot provide assurance that it will compete effectively and maintain current levels of sales and profitability. If the Company cannot compete effectively, such failure could have a material adverse effect on its business and results of operations.

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

As a result, prices for all of the Company’s pulp and paper products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. Refer to Item 8, Financial Statements and Supplementary Data under Note 16 “Closure and restructuring costs and liability” for more details. Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical, transportation and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control. If the prices or demand for its pulp and paper products decline, or if its wood fiber, chemical, transportation or energy costs increase, or both, this could adversely affect the Company’s results of operations and financial position.

The Company is affected by changes in currency exchange rates.

The Company has manufacturing operations in the U.S., Canada, Sweden and Spain. As a result, it is exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar and of other European currencies relative to the U.S. dollar. The Company’s European subsidiaries are exposed to movements in foreign currency exchange rates on transactions denominated in a different currency than their Euro functional currency. Additionally, there has been, and may continue to be, volatility in currency exchange rates. The Company’s risk management policy allows hedging a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use foreign exchange derivative instruments to mitigate its exposure to fluctuations in foreign currency exchange rates. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. Currency exchange rates could adversely affect the Company’s results of operations and financial position.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 11% of the Company’s sales in 2019. A significant change in customer relationships or in customer demand for our products could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 11% of the Company’s sales in 2019. A significant reduction in sales to any of the Company’s key customers could materially adversely affect the Company’s business, financial condition or results of operations, could result from such customers further diversifying their product sourcing, or experiencing financial difficulty or consolidating with each other.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require ongoing capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2019, the Company’s total capital expenditures were $255 million.

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

In 2019, the Company paid approximately $47 million in interest and principal payments. The Company’s ability to make payments on and refinance its debt, including the Company’s unsecured long-term notes and amounts borrowed under its revolving credit facility and term loan, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $71 million of operating expenses and $19 million of capital expenditures in connection with environmental compliance and remediation in 2019. As of December 31, 2019, the Company had a provision of $35 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping).

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

In addition to environmental laws, the Company’s business and operations are subject to a broad range of other laws and regulations in the U.S. and Canada as well as other jurisdictions in which the Company operates, including antitrust and competition laws, occupational health and safety laws, healthcare reimbursement laws, such as Medicare and Medicaid, and employment laws. Many of these laws and regulations are complex and subject to evolving and differing interpretation. If the Company is determined to have violated any such laws or regulations, whether inadvertently or willfully, it may be subject to civil and criminal penalties, including substantial fines, loss of authorizations to participate in or exclusion from government programs, claims for damages by third parties or fines or monetary penalties which may have a material adverse effect on the Company’s financial position, results of operations or cash flows. For additional information, refer to Item 8, Financial Statements and Supplementary Data under Note 22 “Commitments and Contingencies.”

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

The U.S. Tax Reform significantly changes how the U.S. taxes corporations. The U.S. Tax Reform requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S Tax Reform and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the U.S. Tax Reform will be applied or otherwise administered that is different from the Company’s interpretation.

The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. The Company is also subject to the examination of its tax returns and other matters by tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes and as of December 31, 2019, has a reserve for liabilities relating to uncertain tax positions of $29 million. Taxing authorities may disagree with the positions the Company has taken regarding the tax treatment or characterization of its transactions. If any tax authorities were successful in challenging the tax treatment or characterization of any of the Company’s transactions, it could also adversely affect its financial results.

The Company’s Pulp and Paper business may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company’s Pulp and Paper business, comprising approximately 20% of the consolidated cost of sales in 2019. Wood fiber is a commodity, and prices historically have been impacted by a variety of factors. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the U.S. and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

The Company’s operations consume substantial amounts of energy such as biomass, natural gas and electricity. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years. As a result, fluctuations in energy prices will impact the Company’s manufacturing costs and contribute to earnings volatility. While the Company purchases substantial portions of its energy under supply contracts, most of these contracts are based on market pricing.

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

Employees at 17 of the Company’s facilities, representing approximately 44% of the Company’s employees, are represented by unions through collective bargaining agreements generally negotiated on a facility-by-facility basis. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and results of operations.

A material disruption in the Company supply chain, manufacturing or distribution operations could prevent it from meeting customer demand, reduce its sales and/or negatively impact its results of operations.

The Company’s ability to manufacture, distribute and sell products is critical to its operations. These activities are subject to inherent risks such as:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	equipment failure;
•	chemical spill or release;
•	malfunction of a boiler;
•	the effect of a drought or reduced rainfall on its water supply;
•	labor disputes;
•	government regulations;
•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	adverse weather, fires, floods, earthquakes, hurricanes or other catastrophes;
•	cyberattack or other security breaches;
•	failure of our IT systems, including any failure of our current systems and/or as a result of transitioning to additional or replacement IT system;
•	public health crises that impact trade or the general economy, including the COVID-19 and other viruses, diseases or illnesses;
•	terrorism or threats of terrorism; or
•	other operational problems, including those resulting from the risks described in this section.

Events such as those listed above could disrupt the Company’s supply chain and impair its ability to manufacture or sell its products and have resulted in operating losses in the past. Any interruption or facility damage could prevent the Company from meeting customer demand for its products as well as require additional resources and/or require unplanned expenditures. If one or more of these machines or facilities were to incur significant downtime, it may have a material adverse effect on the Company’s results of operations and financial position.

The efficiency of our operations could be adversely affected by disruptions to our Information Technology (IT) Services.

The Company’s IT systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. The protection of customers, employees and company data is critical to the Company’s business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, retaining certain personal information and providing other processes necessary to manage its business. The failure of the Company’s IT systems, including any failure of the Company’s current systems and/or as a result of transitioning to additional or replacement IT systems, as the case may be, to perform as the Company anticipates could disrupt the Company’s business and could result in, among other things, transactions errors, processing inefficiencies, disruption of production and/or deliveries, loss of data and the loss of sales and customers, which could have a material adverse effect on the Company’s business, financial position and results of operations and the effectiveness of our internal control over financial reporting could be negatively impact.

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

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2019, the Company’s defined benefit plans had a surplus of $141 million on certain plans and a deficit of $105 million on others.

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

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2019, the Company’s defined benefit pension plans held assets with a fair value of $1,475 million.

The Company’s intellectual property rights are valuable, and any inability to protect them could reduce the value of its products and its brands.

The Company relies on patent, trademark and other intellectual property laws of the U.S. and other countries to protect its intellectual property rights. However, the Company may be unable to prevent third parties from using its intellectual property without its authorization, which may reduce any competitive advantage it has developed. If the Company had to litigate to protect these rights, any proceedings could be costly, and it may not prevail. The Company cannot guarantee that any U.S. or foreign patents, issued or pending, will provide it with any competitive advantage or will not be challenged by third parties. Additionally, the Company has obtained and applied for U.S. and foreign trademark registrations, and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of its pending patent or trademark applications will be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. The failure to secure any pending patent or trademark applications may limit the Company’s ability to protect the intellectual property rights that these applications were intended to cover.

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

As a result of business acquisitions in the past years, mostly in the Personal Care segment, the Company carries on its balance sheet intangible assets. As of December 31, 2019, the Company’s balance sheet included intangible assets of $573 million, of which $290 million related to definite-lived intangible assets subject to amortization and $283 million related to indefinite-lived intangible assets. The Company performs annual evaluations or more frequently if indicators arise, for potential impairment of the carrying value of its intangible assets. Impairment assessments inherently involve management judgment as to the assumptions used to estimate fair value of the intangible asset being evaluated. Changes in assumptions or estimates can materially affect the determination of fair value. The major factors that influence the analysis of fair value are the Company's assessment of industry and market conditions, estimates for future revenue growth rates, royalty rates, economic indicators, tax rates and the discount rate associated with the asset being tested.

In connection with the Company's annual impairment evaluation performed in the fourth quarter of 2019, the Company performed a quantitative assessment for each indefinite-lived intangible asset (trade names and catalog rights) of the Personal Care segment. The tests indicated that the indefinite-lived intangible assets had fair values that exceeded their carrying amounts. One Personal Care segment indefinite-lived intangible asset is considered to be at risk for future impairment given its respective fair values exceeded its respective carrying value by 18% at the time the test was performed. As of December 31, 2019, the carrying value of these indefinite-lived intangible assets was $115 million. If assumed revenue growth is not achieved in future periods and/or events occur that lead to a royalty rate decrease and/or there is an increase to the rate used to discount the estimated cash flows, there is the potential for partial or full impairment related to the indefinite-lived intangible assets. If the Company is required to impair all or a significant amount of the carrying value of related intangible assets, and consequently record a non-cash impairment charge, the Company’s net earnings could be materially and adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

A description of our mills and related properties is included in Item I, Business.

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

Forestlands

We efficiently manage approximately 5 million acres of forestlands that are directly licensed or owned by Domtar in Canada, through the application of certified sustainable forest management practices. We also have access to fiber from an additional 25 million acres of public forestlands in Canada that are licensed and managed by third parties. We believe that these forestlands will provide a continuous supply of wood for future needs.

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

Denver, Colorado

Des Moines, Iowa

Houston, Texas

Kansas City, Kansas

Minneapolis, Minnesota

Omaha, Nebraska

Phoenix, Arizona

Plain City, Ohio

Richmond, Virginia

Salt Lake City, Utah

San Antonio, Texas

San Lorenzo, California

St. Louis, Missouri

Vancouver, Washington

Walton, Kentucky

Wayne, Michigan

Wisconsin Rapids, Wisconsin

Regional Replenishment Centers – United States

Charlotte, North Carolina

Chicago, Illinois

Dallas, Texas

Delran, New Jersey

Indianapolis, Indiana

Jacksonville, Florida

Mira Loma, California

Seattle, Washington

Regional Replenishment Centers  – Canada

Richmond, Quebec

Toronto, Ontario

Winnipeg, Manitoba

Representative Office – International

Hong Kong, China

Ariva – Canada

Halifax, Nova Scotia

Montreal, Quebec

Mount Pearl, Newfoundland and Labrador

Ottawa, Ontario

Quebec City, Quebec

Toronto, Ontario

Personal Care

Division Headquarters

Raleigh, North Carolina

Personal Care – Manufacturing and Distribution

NORTH AMERICA

Delaware, Ohio

Jesup, Georgia

Greenville, North Carolina

EUROPE

Aneby, Sweden

Toledo, Spain

Personal Care –

Sales offices

Bodö, Norway

Bourgoin Jallieu, France

Daytona Beach, Florida

Linz, Austria

Madrid, Spain

Olivette, Missouri

Oslo, Norway

Rheinfelden, Switzerland

Schwalbach am Taunus, Germany

Stockholm, Sweden

Texarkana, Arkansas

Tuitjenhorn, The Netherlands

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

HOLDERS

At December 31, 2019, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 27,362.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

During 2019, the Company declared one quarterly dividend of $0.435 and three quarterly dividends of $0.455 per share, to holders of the Company’s common stock. Dividends aggregating $28 million, $28 million, $27 million and $26 million were paid on April 15, 2019, July 16, 2019, October 15, 2019 and January 15, 2020, respectively, to shareholders of record as of April 2, 2019, July 2, 2019, October 2, 2019 and January 2, 2020, respectively.

During 2018, the Company declared four quarterly dividends of $0.435 per share, to holders of the Company’s common stock. Dividends of $27 million, $28 million, $27 million and $27 million were paid on April 16, 2018, July 16, 2018, October 15, 2018 and January 15, 2019, respectively, to shareholders of record as of April 2, 2018, July 3, 2018, October 2, 2018 and January 2, 2019, respectively.

On February 18, 2020, the Company’s Board of Directors approved a quarterly dividend of $0.455 per share, to be paid to holders of the Company’s common stock. This dividend is to be paid on April 15, 2020 to shareholders of record on April 2, 2020.

The Company’s Board of Directors has authorized a stock repurchase program (“the Program”) of up to $1.3 billion. On November 5, 2019, the Company’s Board of Directors approved an increase to the Program from $1.3 billion to $1.6 billion. At December 31, 2019, the Company had approximately $403 million of remaining availability under the Program. Under the Program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock in part to reduce the dilutive effects of our stock options, awards, and to improve shareholders’ returns.

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

During 2019, the Company repurchased 6,220,658 shares at an average price of $35.29 for a total cost of $219 million.

During 2018, there were no shares repurchased under the Program.

Share repurchase activity under our share repurchase program was as follows during the year ended December 31, 2019:

				(d) Approximate
			(c) Total Number	Dollar Value of
			of Shares	Shares that May
			Purchased as	Yet be Purchased
	(a) Total Number	(b) Average	Part of Publicly	under the Plans
	of Shares	Price Paid	Announced Plans	or Programs
Period	Purchased	per Share	or Programs	(in 000s)
January 1 through March 31, 2019	—	$—	—	$322,572
April 1 through June 30, 2019	194,407	$42.26	194,407	$314,356
July 1 through September 30, 2019	3,882,316	$35.13	3,882,316	$177,968
October 1 through October 31, 2019	1,751,643	$34.27	1,751,643	$117,942
November 1 through November 30, 2019	391,792	$37.98	391,792	$403,061
December 1 through December 31, 2019	500	$38.01	500	$403,042
	6,220,658	$35.29	6,220,658

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on December 31, 2014 with a $100 investment in an equally-weighted portfolio of a peer group(1), and a $100 investment in the S&P 400 MidCap Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

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

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$5,220	$5,455	$5,148	$5,090	$5,257
Closure and restructuring costs and impairment of long-lived assets and goodwill [1,2]	100	15	580	61	81
Depreciation and amortization	293	308	321	348	359
Operating income (loss) [1,2]	163	386	(328)	208	276
Net earnings (loss) [3]	84	283	(258)	128	142
Net earnings (loss) per common share - Basic	$1.37	$4.50	$(4.11)	$2.04	$2.24
Net earnings (loss) per common share - Diluted	$1.37	$4.48	$(4.11)	$2.04	$2.24
Cash dividends paid per common share	$1.78	$1.72	$1.66	$1.63	$1.58
Balance Sheet Data:
Cash and cash equivalents	$61	$111	$139	$125	$126
Property, plant and equipment, net	2,567	2,605	2,765	2,825	2,825
Total assets	4,903	4,925	5,212	5,680	5,654
Long-term debt due within one year	1	1	1	63	41
Long-term debt	938	853	1,129	1,218	1,210
Total shareholders' equity	2,376	2,538	2,483	2,676	2,652

[1]

In 2019, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets related to our decision to permanently close two paper machines in our Pulp and Paper segment and $26 million of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our margin improvement plan in our Personal Care segment. In addition, we recorded $42 million of Closure and restructuring costs in 2019 related to the aforementioned. For additional information, refer to Item 8, Financial Statement and Supplementary Data under Note 4 “Impairment of Long-Lived Assets” and Note 16 “Closure and Restructuring Costs and Liability.”

[2]

In 2017, we recorded a non-cash goodwill impairment charge associated with our Personal Care segment of $578 million. For additional information, refer to Item 8, Financial Statement and Supplementary Data under Note 4 “Impairment of Long-Lived Assets.”

[3]

In 2017, we recorded a net tax benefit of $140 million related to the U.S. Tax Reform of 2017, which is composed of a benefit of $186 million for the remeasurement of deferred tax assets and liabilities and a charge of $46 million for the repatriation tax. During 2018, we recorded an additional tax benefit of $13 million, $7 million related to adjustments to the repatriation tax and $6 million related to the revaluation of net deferred tax liabilities. Also, the net earnings for 2018 included a tax expense of $10 million related to the U.S. Tax Reform. For additional information, refer to Item 8, Financial Statement and Supplementary Data under Note 10 “Income Taxes.”

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the twelve-month periods ended December 31, 2019 and 2018. The twelve month periods are also referred to as 2019 and 2018. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	2019 Highlights
•	Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources
•	Recent Accounting Pronouncements and Critical Accounting Estimates and Policies

For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018 (filed with the SEC on February 22, 2019).

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

2019 HIGHLIGHTS

•	Operating income and net earnings decreased by 58% and 70%, respectively from 2018
•

Sales decreased by 4% from 2018. Net average selling prices for pulp were down while net average selling prices for paper were up from 2018. Our manufactured paper volume was down and our Personal Care business had lower volume when compared to 2018

•

Recognition of a closure and restructuring charge and accelerated depreciation associated with our decision to permanently close two paper machines within our Pulp and Paper segment of $22 million and $32 million, respectively. Recognition of a closure and restructuring charge and accelerated depreciation and impairment of operating lease right-of-use assets within our Personal Care segment of $20 million and $26 million, respectively related to our margin improvement plan

•	We repurchased $219 million of our common stock and paid $110 million in dividends
•	Non-cash pension settlement charge of $30 million related to partial settlement from annuity buy-out contracts

	Twelve months ended
	December 31,	December 31,	Variance 2019 vs. 2018
FINANCIAL HIGHLIGHTS	2019	2018	$	%
(In millions of dollars, unless otherwise noted)
Sales	$5,220	$5,455	$(235)	-4%
Operating income [1]	163	386	(223)	-58%
Net earnings	84	283	(199)	-70%
Net earnings per common share (in dollars) [2]:
Basic	$1.37	$4.50	$(3.13)
Diluted	$1.37	$4.48	$(3.11)

	At December 31,	At December 31,
	2019	2018
Total assets	$4,903	$4,925
Total long-term debt, including current portion	$939	$854

[1]

As a result of our decision to permanently close two paper machines within our Pulp and Paper segment, we recognized closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets of $22 million and $32 million, respectively. We also recognized closure and restructuring charges and accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets of $20 million and $26 million, respectively related to the margin improvement plan within our Personal Care segment (2018 – $8 million and $7 million, respectively). See Item 8, Financial Statements and Supplementary Data under Note 16 “Closure and Restructuring Costs and Liability” and Note 4 “Impairment of Long-lived Assets”, for more information.

[2]	See Item 8, Financial Statements and Supplementary Data under Note 6 "Earnings (loss) per Common Share" for more information on the calculation of net earnings per common share.

OUTLOOK

In 2020, our paper volumes are expected to trend with market demand while pulp volumes will increase due to higher pulp productivity at our Espanola and Ashdown mills. Our Pulp and Paper business will benefit from lower planned maintenance costs. Personal Care is expected to benefit from their margin improvement plan and higher sales following new customer wins. Overall, we anticipate costs, including freight, labor and raw materials, to marginally increase.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our 2019 and 2018 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Twelve months ended
	December 31,	December 31,	Variance 2019 vs. 2018
	2019	2018	$	%
Pulp and Paper	$4,332	$4,523	(191)	-4%
Personal Care	953	1,000	(47)	-5%
Total for reportable segments	5,285	5,523	(238)	-4%
Intersegment sales	(65)	(68)	3
Consolidated	5,220	5,455	(235)	-4%
Shipments
Paper - manufactured (in thousands of ST)	2,745	2,971	(226)	-8%
Communication Papers	2,299	2,446	(147)	-6%
Specialty and Packaging papers	446	525	(79)	-15%
Paper - sourced from third parties (in thousands of ST)	93	109	(16)	-15%
Paper - total (in thousands of ST)	2,838	3,080	(242)	-8%
Pulp (in thousands of ADMT)	1,539	1,536	3	—%

ANALYSIS OF CHANGE IN SALES
	2019 vs. 2018
	% Change in Net Sales due to
		Volume /
	Net Price	Mix	Currency	Total
Pulp and Paper	1%	-5%	—%	-4%
Personal Care	—%	-3%	-2%	-5%
Consolidated sales	1%	-5%	—%	-4%

ANALYSIS OF OPERATING INCOME (LOSS)
	Twelve months ended
By Business Segment	December 31,	December 31,	2019 vs. 2018 Variance
	2019 (a)	2018 (b)	$	%
Operating income (loss)
Pulp and Paper	$225	$438	(213)	-49%
Personal Care	$(15)	$(5)	(10)	-200%
Corporate	$(47)	$(47)	—	—%
Consolidated operating income (loss)	$163	$386	(223)	-58%

(a)

Includes closure and restructuring charges as well as accelerated depreciation under Impairment of long-lived assets, related to our paper machine closures within our Pulp and Paper segment, of $22 million and $32 million, respectively. Includes closure and restructuring charges as well as accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our announced margin improvement plan within our Personal Care segment, of $20 million and $26 million, respectively.

(b)

Includes closure and restructuring charges as well as accelerated depreciation under Impairment of long-lived asset, related to our announced margin improvement plan within our Personal Care segment of $8 million and $7 million, respectively.

2019 VS. 2018
	$ Change in Segmented Operating Income (Loss) due to
	Volume/			Operating (b)		Depreciation/		Other Income/
	Mix	Net Price	Input Costs (a)	Expenses	Currency	Impairment (c)	Restructuring (d)	Expense (e)	Total
Pulp and Paper	(43)	52	(46)	(128)	8	(23)	(22)	(11)	(213)
Personal Care	(3)	3	16	3	(1)	(16)	(12)	—	(10)
Corporate	—	—	—	(6)	—	—	—	6	—
Consolidated operating income (loss)	(46)	55	(30)	(131)	7	(39)	(34)	(5)	(223)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $12 million in 2019, excluding foreign currency impact. In our Pulp and Paper segment, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets related to our decision to permanently close two paper machines (2018 – nil). In our Personal Care segment, in 2019, we recorded $26 million of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our margin improvement plan (2018 – $7 million).

(d)

2019 restructuring charges relate to:	2018 restructuring charges relate to:
-Severance and termination costs ($21 million) -Inventory write-down ($6 million) -Asset relocation and other costs ($15 million)	-Inventory write-down ($4 million) -Severance and termination costs ($3 million) -Other costs ($1 million)
(e)

2019 operating expenses/income includes:	2018 operating expenses/income includes:
- Foreign exchange loss ($3 million) - Environmental provision ($4 million) - Bad debt expense ($2 million) - Other income ($4 million)	- Net gain on sale of property, plant and equipment ($4 million) - Foreign exchange gain ($2 million) - Environmental provision ($5 million) - Bad debt expense ($2 million) - Other income ($1 million)

Commentary - 2019 vs. 2018

Interest Expense, net

We incurred $52 million of net interest expense in 2019, a decrease of $10 million compared to net interest expense of $62 million in 2018. The net interest expense was impacted by the repayment of the $300 million Term Loan in the fourth quarter of 2018.

Income Taxes

We recorded an income tax expense of $2 million in 2019 compared to an income tax expense of $57 million in 2018, which yielded an effective tax rate of 2% and 17% for 2019 and 2018, respectively.

During 2019, we recorded $20 million of tax credits, mainly research and experimentation credits, which impacted the effective tax rate. Arkansas legislation changes were passed in 2019 which reduced the state tax rate and changed how the apportionment factor is calculated. This resulted in a deferred state tax benefit of $4 million. Additionally, a valuation allowance of $5 million was recorded on state attributes we do not expect to utilize before they expire.

During 2018, we recorded $19 million of tax credits, mainly research and experimentation credits, which impacted our effective tax rate. The effective tax rate was also impacted by the cancellation of $9 million, after-tax, of net operating losses in a foreign jurisdiction. This was offset by the reversal of $9 million of valuation allowance on these same net operating losses. Additionally, a valuation allowance of $1 million was recorded on new operating losses in 2018 for a net benefit pertaining to valuation allowance movement of $8 million.

On December 22, 2017, the U.S. Tax Reform was signed into law. The U.S. Tax Reform significantly changed U.S. tax law for businesses by, among other things, lowering the maximum federal corporate income tax rate from 35% to 21% effective January 1,

2018, implementing a territorial tax system, and imposing a one-time deemed repatriation tax on accumulated foreign earnings. As a result of the U.S. Tax Reform, we recorded a net tax benefit of $140 million in 2017 when the legislation was enacted. This consisted of a provisional tax benefit of $186 million relating to the revaluation of our ending net deferred tax liabilities and a provisional expense of $46 million related to the deemed repatriation tax. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application in situations when a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. The end of the measurement period for SAB 118 purposes was December 22, 2018. We completed our analysis, including currently available legislative updates, and recorded an additional tax benefit of $13 million for the year ended December 31, 2018. Of this benefit, $7 million related to adjustments to the deemed mandatory repatriation tax and $6 million related to the revaluation of our net deferred tax liabilities. Both of these amounts impacted the effective tax rate for 2018.

As a result of the deemed mandatory repatriation tax requirement of the U.S. Tax Reform, we have taxed our undistributed foreign earnings as of December 31, 2017, at reduced tax rates. After completing our evaluation of the U.S. Tax Reform’s impact on business operations, we have determined that we are no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. Therefore, as of December 31, 2019, we have recorded a deferred tax liability of $12 million ($10 million as December 31, 2018) for foreign withholding tax and various state income taxes associated with future repatriation of these earnings. This additional $2 million of tax expense impacted the effective tax rate for 2019. We have not provided for deferred taxes on outside basis differences in our investments in foreign subsidiaries that are unrelated to unremitted earnings as we estimate that the deferred tax liability recorded in 2019 in combination with the repatriation tax amount covers all tax liabilities with foreign investments to date. We remain indefinitely reinvested in the outside basis differences of our foreign subsidiaries.

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

Commentary – Segment Review

Pulp and Paper Segment

2019 vs. 2018

Sales in our Pulp and Paper segment decreased by $191 million, or 4% when compared to sales in 2018. This decrease in sales is mostly due to a decrease in our paper sales volumes and a decrease in net average selling price for pulp. This decrease was partially offset by an increase in net average selling price for paper as well as an increase in our pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $225 million in 2019, a decrease of $213 million, when compared to operating income of $438 million in 2018. Our results were negatively impacted by:

•	Higher operating expenses ($128 million) mostly due to lower production as well as higher maintenance and fixed costs due to timing of major maintenance
•

Higher input costs ($46 million) mostly related to higher costs of fiber due mostly to severe weather conditions as well as unfavorable market conditions, partially offset by lower costs of chemicals and energy

•	Lower volume and mix ($43 million) mostly related to lower volume of paper, partially offset by higher volume of pulp
•	Higher depreciation/impairment charges ($23 million) mostly due to our decision to permanently close two paper machines
•	Higher restructuring charges ($22 million) due to our decision to permanently close two paper machines
•	Higher other income/expense ($11 million)

These decreases were partially offset by:

•	Higher average selling prices for paper partially offset by lower average selling prices for pulp ($52 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($8 million)

Our Espanola pulp and specialty paper mill underwent an extensive audit and inspection of major components during its outage in June 2019. Following the inspection and given the cyclically low pulp prices, we made the decision to fast-track some maintenance work that was originally planned for 2020 in order to address some reliability risks. This extended shutdown impacted mostly our second half of 2019 by adding approximately $36 million of maintenance costs and lowering our total production by approximately 60,000 tonnes.

Paper machine closures

On September 27, 2019, our Board of Directors approved the decision to permanently shut down two paper machines, which was announced on October 3, 2019. The closures took place at our Ashdown, Arkansas pulp and paper mill and at our Port Huron, Michigan paper mill. These measures reduced our annual uncoated freesheet paper capacity by approximately 204,000 short tons, and resulted in a workforce reduction of approximately 100 employees.

Our Ashdown mill continues to operate one paper machine with an annual uncoated freesheet paper production capacity of 200,000 ST. Additionally, the mill operates a fluff pulp machine with the flexibility to produce softwood pulp depending on market conditions. As a result of the closure of the paper machine, the mill will produce an incremental 70,000 ADMT of softwood and fluff pulp, which will ramp up over the course of 2020.

The Port Huron mill continues to produce a variety of technical and specialty papers for a broad range of customers utilizing three machines with a total annual production capacity of 95,000 ST.

During 2019, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets and $1 million of accelerated depreciation under Depreciation and amortization, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $3 million of severance and termination costs, $4 million of inventory obsolescence and $2 million of other costs, under Closure and restructuring costs in relation to the paper machine closures.

Concurrently, with the Ashdown paper machine closure and related workforce reduction, management negotiated a voluntary early retirement program to reduce costs and put the mill in a stronger cost position in the long-term. We additionally recorded $13 million of severance and termination costs under Closure and restructuring costs.

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

In 2020, our paper volumes are expected to trend with market demand while pulp volumes will increase due to higher pulp productivity at our Espanola and Ashdown mills. Our Pulp and Paper business will benefit from lower planned maintenance costs.

Personal Care

2019 vs. 2018

Sales  in our Personal Care segment decreased by $47 million, or 5% when compared to sales in 2018. This decrease in sales was driven by lower volume and unfavorable foreign currency exchange, partly offset by favorable mix.

Operating income decreased by $10 million compared to 2018. Our results were negatively impacted by:

•	Higher depreciation/impairment charges ($16 million) mostly related to our margin improvement plan
•	Higher closure and restructuring charges ($12 million) related to our margin improvement plan
•	Lower volume partially offset by favorable mix ($3 million)
•	Unfavorable foreign exchange ($1 million), mostly between the Euro and the U.S. dollar, net of our hedging program

These decreases were partially offset by:

•	Lower input costs ($16 million) mostly due to lower raw materials pricing
•	Favorable average net selling prices ($3 million)
•	Lower operating expenses mostly due to favorable SG&A expenses ($3 million)

In our absorbent hygiene products business, we compete in an industry with fundamental drivers for long-term growth; however, competitive market pressures in the healthcare and retail markets have grown significantly in recent years.

While we are expected to benefit from the overall increase in healthcare spending due to an aging population, the pressures to limit public spending on healthcare may impact overall consumption or the channels in which consumption occurs. Additionally, excess industry capacity has increased pricing pressure in all markets and instigated a shift in the infant and adult private label retail space as competitors that were historically almost absent in our markets have increased their presence in such markets.

The principal levers of competition remain brand loyalty, product innovation, quality, price and marketing and distribution capabilities.

In 2020, we expect to benefit from our margin improvement plan and higher sales following new customer wins.

Margin Improvement Plan

On November 1, 2018, we announced a margin improvement plan within our Personal Care segment. As part of this plan, our Board of Directors approved the permanent closure of our Waco, Texas manufacturing and distribution facility, the relocation of certain of our manufacturing assets and a workforce reduction across the division. The Waco, Texas facility ceased operations during the second quarter of 2019.

In 2019, we recorded $26 million of accelerated depreciation and impairment of operating lease right-of-use, under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) compared to $7 million of accelerated depreciation in 2018. We also recorded $5 million of severance and termination costs (2018 – $3 million); $2 million of inventory obsolescence (2018 – $4 million); $13 million of asset relocation and other costs (2018 – $1 million of other costs), under Closure and restructuring costs.

STOCK-BASED COMPENSATION EXPENSE

Under the Omnibus Plan, we may award to key employees and non-employee directors, at the discretion of the Human Resources Committee of the Board of Directors, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock units, performance-conditioned restricted stock units, performance share units, deferred share units (“DSUs”) and other stock-based awards. The non-employee directors only receive DSUs. We generally grant awards annually and use, when available, treasury stock to fulfill awards settled in common stock and options exercised.

For the year ended December 31, 2019, stock-based compensation expense recognized in our results of operations was $22 million (2018 – $10 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $16 million (2018 – $17 million) and will be recognized over the remaining service period of approximately 14 months. The aggregate value of liability awards settled in 2019 was $12 million (2018 – $8 million). The total fair value of equity awards settled in 2019 was $11 million (2018 – $6 million), representing the fair value at the time of settlement. The fair value at the grant date for these settled equity awards was $6 million (2018 – $7 million). Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $620 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $25 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

A portion of our cash is held outside the U.S. by foreign subsidiaries. The earnings of the foreign subsidiaries reflect full provision for local income taxes. The U.S. Tax Reform includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries for which we recorded a provisional repatriation tax amount of $46 million in 2017 and adjusted by $7 million in 2018. After completing our evaluation of the U.S. Tax Reform’s impact on the business operations, we have determined that we are no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. We remain indefinitely reinvested in the outside basis differences of our foreign subsidiaries.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials, including fiber and energy, and other expenses such as income tax and property taxes.

Cash flows from operating activities totaled $442 million in 2019, a $112 million decrease compared to cash flows from operating activities of $554 million in 2018. This decrease in cash flows from operating activities is primarily due to a decrease in profitability as well as an increase in cash flow from working capital elements in 2019 when compared to 2018. We made income tax payments, net of refunds, of $59 million in 2019 compared to income tax payments, net of refunds of $71 million in 2018. We paid $1 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense when excluding our non-cash pension settlement loss of $30 million in 2019 compared to 2018 when we paid $46 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense.

Investing Activities

Cash flows used for investing activities in 2019 amounted to $254 million, a $58 million increase compared to cash flows used for investing activities of $196 million in 2018.

The use of cash in 2019 was attributable to additions to property, plant and equipment of $255 million. This use of cash was partially offset by the proceeds from disposal of property, plant and equipment of $1 million.

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

 Our annual capital expenditures for 2020 are expected to be between $230 million and $260 million.

Financing Activities

Cash flows used for financing activities totaled $237 million in 2019 compared to cash flows used for financing activities of $382 million in 2018.

The use of cash in 2019 was primarily the result of the repurchase of our common stock ($219 million) and dividend payments ($110 million). This was partially offset by the net increase of borrowings under our credit facilities (revolver and receivables securitization) ($85 million).

The use of cash in 2018 was primarily the result of the repayment of our term loan ($300 million) and dividend payments ($108 million), partially offset by the net proceeds of borrowings under our receivables securitization ($25 million).

Capital Resources

Net indebtedness, consisting of long-term debt, net of cash and cash equivalents, was $887 million as of December 31, 2019 compared to $743 million as of December 31, 2018.

Revolving Credit Facility

In August 2018, we amended and restated our unsecured $700 million revolving credit facility (the “Credit Agreement”) with certain domestic and foreign banks, extending the Credit Agreement’s maturity date from August 18, 2021 to August 22, 2023.

Borrowings by the Company under the Credit Agreement are guaranteed by our significant domestic subsidiaries. Borrowings by certain foreign subsidiaries under the Credit Agreement are guaranteed by the Company, our significant domestic subsidiaries and certain of our significant foreign subsidiaries.

Borrowings under the Credit Agreement bear interest at LIBOR, EURIBOR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to our credit rating.  In addition, we pay facility fees quarterly at rates dependent on our credit ratings.

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At December 31, 2019, we were in compliance with these financial covenants, and borrowings under the Credit Agreement amounted to $80 million (December 31, 2018 – nil). At December 31, 2019, we had no outstanding letters of credit (December 31, 2018 – nil), leaving $620 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021.

At December 31, 2019, borrowings under the receivables securitization facility amounted to $55 million and we had $53 million of letters of credit under the program (December 31, 2018 – $50 million and $52 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations.  At December 31, 2019, we had $25 million unused and available under this facility.

Term Loan

In the fourth quarter of 2018, we repaid the $300 million unsecured Term Loan that had been entered into in 2015 by a wholly-owned subsidiary of Domtar with certain domestic banks.

Common Stock

During 2019, we declared one quarterly dividend of $0.435 and three quarterly dividends of $0.455 per share, to holders of our common stock. Dividends aggregating $28 million, $28 million, $27 million and $26 million were paid on April 15, 2019, July 16, 2019, October 15, 2019 and January 15, 2020, respectively, to shareholders of record as of April 2, 2019, July 2, 2019, October 2, 2019 and January 2, 2020, respectively.

During 2018, we declared four quarterly dividends of $0.435 per share, to holders of our common stock. Dividends of $27 million, $28 million, $27 million and $27 million were paid on April 16, 2018, July 16, 2018, October 15, 2018 and January 15, 2019, respectively, to shareholders of record as of April 2, 2018, July 3, 2018, October 2, 2018 and January 2, 2019, respectively.

On February 18, 2020, our Board of Directors approved a quarterly dividend of $0.455 per share, to be paid to holders of our common stock. This dividend is to be paid on April 15, 2020 to shareholders of record on April 2, 2020.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2019, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2019, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2019:

CONTRACT TYPE	2020	2021	2022	2023	2024	THEREAFTER	TOTAL
(in millions of dollars)
Long-term debt (excluding interest)	—	55	300	80	—	$500	$935
Finance leases and other (including interest)	1	2	2	2	2	6	15
Operating leases	29	24	19	14	8	14	108
Long-term income taxes payable (1)	3	3	3	6	8	10	33
Total obligations	$33	$84	$324	$102	$18	$530	1,091

COMMITMENT TYPE	2020	2021	2022	2023	2024	THEREAFTER	TOTAL
(in millions of dollars)
Other commercial commitments (2)	$117	$16	$9	6	5	2	$155

(1)

In connection with the U.S. Tax Reform, we have remaining liabilities of $33 million in repatriation tax to pay through 2025. See Note 10 “Income Taxes” for additional information on the U.S. Tax Reform.

(2)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum total amount of $11 million to the pension plans in 2020 and a minimum total amount of $4 million in 2020 to the other post-retirement benefits plans.

For 2020 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

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

Environmental Matters and Asset Retirement Obligations

We maintain provisions for estimated environmental costs when remedial efforts are probable and can be reasonably estimated. Environmental provisions relate mainly to air emissions, effluent treatment, silvicultural activities and site remediation (together referred to as “environmental matters”). The environmental cost estimates reflect assumptions and judgments as to probable nature, magnitude and timing of required investigation, remediation and monitoring activities, as well as contribution by other responsible parties. Additional information regarding environmental matters is available in Note 22 “Commitments and Contingencies”.

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

Asset retirement obligations are mainly associated with landfill operation and closure, dredging of settling ponds and bark pile management. We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. The fair value is based on the expected cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. Probabilities are applied to each of the cash flow scenarios to arrive at an expected cash flow. The estimated cash flows are then discounted using a credit adjusted risk-free interest rate in combination with business-specific and other relevant risks to discount the cash flow. The rates used vary between 4.7% and 12.0%.

Cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort. If unavailable, assumptions are based on internal experts, third-party engineers’ studies and historical experience in remediation work. As at December 31, 2019, we had an asset retirement obligation provision of $13 million for 12 locations (2018 – $12 million).

As at December 31, 2019, we had a total provision of $35 million for environmental matters and asset retirement obligations (2018 – $37 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.

Impairment of Property Plant and Equipment, Operating lease right-of-use assets and Definite-Lived Intangible Assets

Property, plant and equipment, operating lease right-of-use assets and definite-lived intangible assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the assets exceeds their estimated undiscounted future cash flows in order to assess if the property, plant and equipment, operating lease right-of-use assets and definite-lived intangible assets are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets, a Step II impairment test must be carried out to determine the impairment charge. In Step II, the assets are written down to their estimated fair values. Given that there is generally no readily available quoted value for our property, plant, operating lease right-of-use assets and equipment and definite-lived intangible assets, we determine fair value of our assets based on the present value of estimated future cash flows expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The fair value estimate in Step II is based on the undiscounted cash flows used in Step I.

Estimates of undiscounted future cash flows used to test the recoverability of the property, plant and equipment, operating lease right-of use assets and definite-lived intangible assets includes key assumptions related to selling prices, inflation-adjusted cost projections, forecasted exchange rates (when applicable) and estimated useful life. Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. In 2019, we recorded depreciation and amortization expense of $293 million compared to $308 million in

2018. At December 31, 2019, we had property, plant and equipment with a net book value of $2,567 million (2018 – $2,605 million) and definite-lived intangible assets, net of amortization, of $290 million (2018 – $311 million).

In the third quarter of 2019, we announced the permanent closure of two paper machines. These closures took place at our Ashdown, Arkansas pulp and paper mill and our Port Huron, Michigan paper mill. As a result, we recognized $32 million of accelerated depreciation in 2019 (2018 – nil).

In the fourth quarter of 2018, we announced the permanent closure of our Waco, Texas Personal Care manufacturing and distribution facility, the relocation of certain of our manufacturing assets and a workforce reduction across the division. As a result, we recognized $26 million of accelerated depreciation in 2019 (2018 – $7 million).

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

Estimates of cash flows and fair value relating to closures and restructuring require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events. Although we do not anticipate significant changes, actual costs may differ from these estimates due to subsequent business developments. As such, additional costs and further impairment charges may be required in future periods.

During 2019, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets and $1 million of accelerated depreciation under Depreciation and amortization, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $3 million of severance and termination costs, $4 million of inventory obsolescence and $2 million of other costs, under Closure and restructuring costs in relation to the paper machine closures. Concurrently, with the Ashdown paper machine closure and related workforce reduction, management negotiated a voluntary early retirement program to reduce costs and put the mill in a stronger cost position in the long-term. We additionally recorded $13 million of severance and termination costs under Closure and restructuring costs. In 2019, in connection with our 2018 announced plan to permanently close our Waco, Texas Personal Care manufacturing and distribution facility, we recognized a $2 million of inventory obsolescence (2018 – $4 million), $5 million of severance and termination costs (2018 – $3 million) and $13 million of assets relocation and other costs (2018 – $1 million of other costs) under Closure and restructuring costs.

Additional information can be found under Note 16 “Closure and Restructuring Costs and Liability”.

Indefinite-lived intangible assets impairment assessment

Indefinite-lived intangible assets consist of trade names ($235 million) and catalog rights ($38 million) following the business acquisitions in the Personal Care segment, license rights ($6 million) and water rights ($4 million) in our Pulp and Paper segment.

We test indefinite-lived intangible assets at the asset level. Indefinite-lived intangible assets are not amortized and are evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. In connection with the Company's annual impairment testing in the fourth quarter of 2019, we performed a quantitative assessment for each indefinite-lived intangible asset (trade names and catalog rights) of the Personal Care segment.

In performing the quantitative assessment, fair value of the indefinite-lived intangible assets is derived using an income approach. Under this approach, we estimate the fair value of indefinite-lived intangible assets based on the present value of estimated future cash flows (a relief from royalty model). Considerable management judgment is necessary to estimate future cash flows used to measure the fair value. Key estimates supporting the cash flow projections include, but are not limited to, management's assessment of industry and market conditions as well as estimates of revenue growth rates, royalty rates and tax rates. Financial forecasts are consistent with our operating plans and are prepared for each indefinite-lived intangible asset assessment.

The discount rate assumptions used are based on the weighted-average cost of capital adjusted for business-specific and other relevant risks. If the carrying amounts of the indefinite-lived intangible assets exceed their respective fair values, an impairment loss is recognized in an amount equal to that excess.

The quantitative assessments performed in the fourth quarter of 2019 indicated that the indefinite-lived intangible assets had fair values that exceeded their carrying amounts. One Personal Care segment indefinite-lived intangible asset is considered to be at risk for future impairment given its respective fair value exceeded its respective carrying value by 18% at the time the test was performed. As of December 31, 2019, the carrying value of this indefinite-lived intangible asset was $115 million.

Variations in our assumptions and estimates, particularly in the expected growth rates and royalty rates embedded in our cash flow projections, and the discount rate could have a significant impact on fair value. Specifically, regarding the indefinite-lived intangible asset noted above with a carrying value of $115 million and a fair value that exceeded the carrying value by 18%, either a 418 basis points (“bps”) decrease in expected growth rates, a 83 bps decrease in royalty rate or a 141 bps increase in the discount rate would have the effect of making the fair value equal to the carrying value. A significant reduction in the estimated fair values could result in significant non-cash impairment charges in the future.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to our contribution. Defined contribution pension expense was $42 million for the year ended December 31, 2019 (2018 – $50 million).

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

Changes in these assumptions result in actuarial gains or losses, which are amortized over the expected average remaining service life of the active employee group covered by the plans, only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the projected benefit obligation and the market value of assets, over the average remaining service period of approximately ten years of the active employee group covered by the pension plans, and 12 years of the active employee group covered by the other post-retirement benefits plans.

An expected rate of return on plan assets of 5.2% was considered appropriate by management for the determination of pension expense for 2019. Effective January 1, 2020, we will use 4.8% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2019 for pension plans were estimated at 3.1% for the projected benefit obligation and 3.8% for the net periodic benefit cost for 2019 and for post-retirement benefit plans were estimated at 3.1% for the projected benefit obligation and 3.7% for the net periodic benefit cost for 2019.

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

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the projected benefit obligation and 2.6% for the net periodic benefit cost) and for post-retirement benefit plans (set at 2.8% for the projected benefit obligation and 2.7% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For employee related factors, mortality rate tables tailored to our industry were used and the other factors reflect our historical experience and management’s best estimate regarding future expectations.

For measurement purposes, a 3.4% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2019.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the projected pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2019. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Projected Benefit Obligation	Net Periodic Benefit Cost	Projected Benefit Obligation	Net Periodic Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	(15)	N/A	N/A
1% decrease	N/A	16	N/A	N/A
Discount rate
Impact of:
1% increase	(169)	(8)	(7)	-
1% decrease	209	17	9	-
Assumed overall health care cost trend
Impact of:
1% increase	N/A	N/A	3	-
1% decrease	N/A	N/A	(3)	-

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

We expect to contribute a minimum total amount of $11 million in 2020 compared to $18 million in 2019 (2018 – $57 million) to the pension plans. We expect to contribute a minimum total amount of $4 million in 2020 compared to $4 million in 2019 to the other post-retirement benefit plans (2018 – $4 million).

Benefit obligations and fair values of plan assets as of December 31, 2019 for our pension and post-retirement plans were are follows:

	December 31, 2019		December 31, 2018
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(1,439)	(63)	(1,569)	(62)
Fair value of assets at end of year	1,475	—	1,588	—
Funded status	36	(63)	19	(62)

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits and losses for which a valuation allowance of $11 million exists at December 31, 2019, and certain foreign loss carryforwards for which a valuation allowance of $10 million exists at December 31, 2019. Of this amount, $5 million unfavorably impacted tax expense and the effective tax rate for 2019 (2018 – ($8) million).

Our deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, pension and post-retirement benefit liabilities, net operating loss carryforwards, and available tax credits. Our deferred tax liabilities are mainly composed of temporary differences pertaining to property, plant and equipment, intangible assets, leases and other items. Estimating the ultimate settlement period requires judgment. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2019, we had gross unrecognized tax benefits of $29 million (2018 – $32 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. As of December 31, 2019, we believe it is reasonably possible that up to $6 million of our unrecognized tax benefits may be recognized in 2020, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporation multinationals, such as the U.S. Tax Reform, enacted in 2017. Finally, foreign governments may enact tax laws in response to the U.S. Tax Reform that could result in further changes to global taxation and materially impact our financial results.

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

Contingencies related to legal claims

As discussed in Item 1A Risk Factors, under the risk “Failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial results or condition” and in Note 22 “Commitments and Contingencies”, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We record a liability when it is probable that a loss has been incurred, and the amount is reasonably estimable. The most likely cost to be incurred is accrued based on an evaluation of the then available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. For further details on “Contingencies” and legal claims refer to Note 22 “Commitments and Contingencies”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers
Business Papers	$14
Commercial Print & Publishing Papers	9
Specialty & Packaging Papers	5
Pulp - net position
Softwood	$11
Fluff	7
Hardwood	1
Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	11
(US $0.01 change in relative value to the EURO before hedging)	2
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	6

[1]	Based on estimated 2020 capacity (ST or ADMT).
[2]	Based on estimated 2020 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange, and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on accounts receivables from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2019, two of our Pulp and Paper segment customers located in the U.S. represented 11% or $66 million, and 11% or $65 million, respectively, of our receivables (December 31, 2018 – one Pulp and Paper segment customer located in the U.S. represented 10% or $67 million).

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

The Financial Conduct Authority in the United Kingdom plans to phase out LIBOR by the end of 2021. We do not anticipate a significant impact to our financial position from the planned phase out of LIBOR.

COST RISK

Cash flow hedges

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

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the U.S., Canada and Europe. As a result, we are exposed to movements in foreign currency exchange rates in Canada and Europe. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. Accordingly, our earnings are affected by increases or decreases in the value of the Canadian dollar and European currencies. Our European subsidiaries are also exposed to movements in foreign currency exchange rates on transactions denominated in a currency other than their Euro functional currency. Our risk management policy allows us to hedge a significant portion of the exposure to fluctuations in foreign currency exchange rates for periods up to three years.  We may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has evaluated the effectiveness of internal control over financial reporting, using the criteria established in 2013 Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domtar Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of earnings (loss) and comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing after the list of exhibits under Item 15(a)(3) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-Lived Intangible Assets Impairment Assessment – Personal Care Segment

As described in Notes 1 and 14 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $283 million as of December 31, 2019, and the indefinite-lived intangible assets associated with the Personal Care segment was $273 million, which includes trade names and catalog rights. Management evaluates indefinite-lived intangible assets for impairment at the beginning of the fourth quarter, or more frequently whenever indicators of potential impairment exist. Management performed a quantitative impairment test for each Personal Care indefinite-lived intangible asset, which consisted of comparing the fair value of the indefinite-lived intangible asset to its carrying amount. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As disclosed by management, fair value of the indefinite-lived trade names and catalog rights intangible assets is derived using an income approach that is a relief from royalty model. Key estimates supporting the cash flow projections include, but are not limited to, management's assessment of industry and market conditions, as well as its estimates of revenue growth rates, royalty rates, tax rates and discount rates.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessment for the Personal Care segment is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying our procedures relating to the fair value of the indefinite-lived intangible assets due to the significant amount of judgment required by management when developing these estimates, (ii) significant audit effort was required in evaluating the significant assumptions relating to the indefinite-lived intangible assets, such as revenue growth rates, royalty rates, tax rates and discount rates, and (iii) our audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s determination of the fair value of the indefinite-lived intangible assets and evaluation for potential impairment. These procedures also included, among others, testing management’s process for developing the fair value estimates of the Personal Care segment indefinite-lived intangible assets, ensuring the completeness and accuracy of the underlying data supporting the cash flow projections, and evaluating the appropriateness of the model and the significant assumptions, including revenue growth rates, royalty rates, tax rates and discount rates used by management in developing the fair value estimates of the Personal Care segment indefinite-lived intangible assets. Evaluating the reasonableness of the assumptions related to revenue growth rates and royalty rates involved considering the Company’s past performance and whether these assumptions were consistent with evidence obtained in other areas of the audit.  Evaluating the reasonableness of the tax rates involved considering the respective jurisdictions in which the Company conducts business and whether the tax rates were consistent throughout the model and with evidence obtained in other areas of the audit.  Evaluating the reasonableness of the discount rates involved considering current economic conditions and certain Company-specific factors. In addition, professionals with specialized skill and knowledge assisted in evaluating the Company’s relief from royalty model and certain assumptions, including the royalty rates and discount rates.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 25, 2020

We have served as the Company’s auditor since 2007.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2019	2018	2017
	$	$	$
Sales	5,220	5,455	5,148
Operating expenses
Cost of sales, excluding depreciation and amortization	4,225	4,303	4,145
Depreciation and amortization	293	308	321
Selling, general and administrative	434	443	444
Impairment of long-lived assets (NOTE 4)	58	7	578
Closure and restructuring costs (NOTE 16)	42	8	2
Other operating loss (income), net (NOTE 8)	5	—	(14)
	5,057	5,069	5,476
Operating income (loss)	163	386	(328)
Interest expense, net (NOTE 9)	52	62	66
Non-service components of net periodic benefit cost (NOTE 7)	23	(18)	(11)
Earnings (loss) before income taxes and equity loss	88	342	(383)
Income tax expense (benefit) (NOTE 10)	2	57	(125)
Equity loss, net of taxes	2	2	—
Net earnings (loss)	84	283	(258)
Per common share (in dollars) (NOTE 6)
Net earnings (loss)
Basic	1.37	4.50	(4.11)
Diluted	1.37	4.48	(4.11)
Weighted average number of common shares outstanding (millions)
Basic	61.2	62.9	62.7
Diluted	61.4	63.1	62.7
Cash dividends per common share	1.78	1.72	1.66
Net earnings (loss)	84	283	(258)
Other comprehensive income (loss):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax $(3) (2018 – $10; 2017 – $(5))	11	(30)	6
Less: Reclassification adjustment for losses (gains) included in net earnings (loss), net of tax of $(3) (2018 – $1; 2017 – $5)	8	(2)	(9)
Foreign currency translation adjustments	21	(91)	146
Change in unrecognized gains (losses) and prior service cost related to pension and post-retirement benefit plans, net of tax of $(13) (2018 – $3; 2017 – $(5))	34	(8)	20
Other comprehensive income (loss)	74	(131)	163
Comprehensive income (loss)	158	152	(95)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31,	December 31,
	2019	2018
	$	$
Assets
Current assets
Cash and cash equivalents	61	111
Receivables, less allowances of $6 and $6	577	670
Inventories (NOTE 11)	786	762
Prepaid expenses	33	24
Income and other taxes receivable	61	22
Total current assets	1,518	1,589
Property, plant and equipment, net (NOTE 12)	2,567	2,605
Operating lease right-of-use assets (NOTE 13)	81	—
Intangible assets, net (NOTE 14)	573	597
Other assets (NOTE 15)	164	134
Total assets	4,903	4,925

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	9	—
Trade and other payables (NOTE 17)	705	757
Income and other taxes payable	23	25
Operating lease liabilities due within one year (NOTE 13)	28	—
Long-term debt due within one year (NOTE 19)	1	1
Total current liabilities	766	783
Long-term debt (NOTE 19)	938	853
Operating lease liabilities (NOTE 13)	69	—
Deferred income taxes and other (NOTE 10)	479	476
Other liabilities and deferred credits (NOTE 20)	275	275

Commitments and contingencies (NOTE 22)

Shareholders' equity (NOTE 21)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 8,120,194 and 2,086,535 shares	—	—
Additional paid-in capital	1,770	1,981
Retained earnings	998	1,023
Accumulated other comprehensive loss	(393)	(467)
Total shareholders' equity	2,376	2,538
Total liabilities and shareholders' equity	4,903	4,925

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$
Balance at December 31, 2016	62.6	1	1,963	1,211	(499)	2,676
Stock-based compensation, net of tax	0.1	—	6	—	—	6
Net loss	—	—	—	(258)	—	(258)
Net derivative losses on cash flow hedges:
Net gains arising during the period, net of tax of $(5)	—	—	—	—	6	6
Less: Reclassification adjustment for gains included in net loss, net of tax of $5	—	—	—	—	(9)	(9)
Foreign currency translation adjustments	—	—	—	—	146	146
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(5)	—	—	—	—	20	20
Cash dividends declared	—	—	—	(104)	—	(104)
Balance at December 31, 2017	62.7	1	1,969	849	(336)	2,483
Stock-based compensation, net of tax	0.2	—	12	—	—	12
Net earnings	—	—	—	283	—	283
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $10	—	—	—	—	(30)	(30)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $1	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	(91)	(91)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $3	—	—	—	—	(8)	(8)
Cash dividends declared	—	—	—	(109)	—	(109)
Balance at December 31, 2018	62.9	1	1,981	1,023	(467)	2,538
Stock-based compensation, net of tax	0.2	—	8	—	—	8
Net earnings	—	—	—	84	—	84
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(3)	—	—	—	—	11	11
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(3)	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	21	21
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(13)	—	—	—	—	34	34
Stock repurchase	(6.2)	—	(219)	—	—	(219)
Cash dividends declared	—	—	—	(109)	—	(109)
Balance at December 31, 2019	56.9	1	1,770	998	(393)	2,376

The accompanying notes are an integral part of the consolidated financial statements

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
	$	$	$
Operating activities
Net earnings (loss)	84	283	(258)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	293	308	321
Deferred income taxes and tax uncertainties (NOTE 10)	(16)	13	(207)
Impairment of long-lived assets (NOTE 4)	58	7	578
Net gains on disposals of property, plant and equipment	—	(4)	(13)
Stock-based compensation expense	9	8	6
Equity loss, net	2	2	—
Other	—	(1)	2
Changes in assets and liabilities, excluding the effect of acquisition of business
Receivables	96	18	(72)
Inventories	(16)	(24)	21
Prepaid expenses	2	2	5
Trade and other payables	(67)	24	35
Income and other taxes	(43)	(32)	12
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	29	(46)	(32)
Other assets and other liabilities	11	(4)	51
Cash flows from operating activities	442	554	449
Investing activities
Additions to property, plant and equipment	(255)	(195)	(182)
Proceeds from disposals of property, plant and equipment and sale of business	1	5	19
Acquisition of business, net of cash acquired (NOTE 3)	—	—	(8)
Other	—	(6)	—
Cash flows used for investing activities	(254)	(196)	(171)
Financing activities
Dividend payments	(110)	(108)	(104)
Stock repurchase	(219)	—	—
Net change in bank indebtedness	9	—	(12)
Change in revolving credit facility	80	—	(50)
Proceeds from receivables securitization facility	205	85	45
Repayments of receivables securitization facility	(200)	(60)	(90)
Repayments of long-term debt	(1)	(301)	(64)
Other	(1)	2	1
Cash flows used for financing activities	(237)	(382)	(274)
Net (decrease) increase in cash and cash equivalents	(49)	(24)	4
Impact of foreign exchange on cash	(1)	(4)	10
Cash and cash equivalents at beginning of year	111	139	125
Cash and cash equivalents at end of year	61	111	139
Supplemental cash flow information
Net cash payments for:
Interest	46	57	58
Income taxes	59	71	33

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

At December 31, 2019, the accumulated translation adjustment accounts amounted to $(202) million (2018 – $(223) million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Estimates of cash flows and fair value relating to closures and restructurings require judgment. Closure and restructuring liabilities are based on management’s best estimates of future events. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further working capital adjustments may be required in future periods.

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

DECEMBER 31, 2019

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

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to account for certain domestic raw materials, in process and finished goods inventories. LIFO inventories were $242 million and $227 million at December 31, 2019 and 2018, respectively. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are recorded at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $69 million and $61 million greater at December 31, 2019 and 2018, respectively.

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

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, by comparing the net book value of the asset group to their estimated undiscounted future cash flows expected from their use and eventual disposition. Impaired assets are recorded at estimated fair value, determined principally by using the present value of estimated future cash flows expected from their use and eventual disposition (refer to Note 4 “Impairment of long-lived assets”).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

For each lease arrangement that has an original lease term of more than 12 months, a right-of-use asset and a lease liability are recorded in the Consolidated Balance Sheets. The right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents the obligation to make lease payments arising from the lease. The right-of-use asset and the lease liability are initially recorded at the same amount at the lease commencement date based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The right-of-use asset is tested for impairment in accordance with ASC 360 – “Property, Plant and Equipment”.

The terms of a lease arrangement determine how a lease is classified (operating or finance), the resulting recognition pattern in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) and the classification in the Consolidated Balance Sheets.

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

INTANGIBLE ASSETS

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

Definite-lived intangible assets are stated at cost less amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite-lived intangible assets include water rights, customer relationships, technology, non-compete agreements as well as license rights, which are being amortized using the straight-line method over their respective estimated useful lives. Any potential impairment for definite-lived intangible assets will be calculated in the same manner as disclosed under impairment of long-lived assets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Asset retirement obligations are mainly associated with landfill operation and closure, dredging of settling ponds and bark pile management and are recognized, at fair value, in the period in which Domtar incurs a legal obligation associated with the retirement of an asset. Conditional asset retirement obligations are recognized, at fair value, when the fair value of the liability can be reasonably estimated on a probability-weighted discounted cash flow estimate. The associated costs are capitalized as part of the carrying value of the related asset and depreciated over its remaining useful life. The liability is accreted using the credit adjusted risk-free interest rate used to discount the cash flow.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Under the amended and restated Domtar Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”), a maximum of 1,112,295 shares are reserved for issuance in connection with awards to be granted.

DERIVATIVE INSTRUMENTS

Derivative instruments may be utilized by Domtar as part of the overall strategy to manage exposure to fluctuations in foreign currency, interest rate and commodity price on certain purchases. As a matter of policy, derivatives are not used for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities or group of financial assets and liabilities, hedge accounting is applied. In a fair value hedge, changes in fair value of derivatives are recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). The change in fair value of the hedged item attributable to the hedged risk is also recorded in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) by way of a corresponding adjustment of the carrying amount of the hedged item recognized in the Consolidated Balance Sheets. In a cash flow hedge, changes in fair value of derivative instruments are recorded in Other comprehensive income (loss). These amounts are reclassified in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the periods in which results are affected by the cash flows of the hedged item within the same line item.

PENSION PLANS

Domtar’s plans include funded and unfunded defined benefit and defined contribution pension plans. Domtar recognizes the overfunded or underfunded status of defined benefit and underfunded defined contribution pension plans as an asset or liability in the Consolidated Balance Sheets. The net periodic benefit cost includes the following:

-	The cost of pension benefits provided in exchange for employees’ services rendered during the period,
-	The interest cost of pension obligations,
-	The expected long-term return on pension fund assets based on a market value of pension fund assets,
-	Gains or losses on settlements and curtailments,
-	The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately ten years of the active employee group covered by the plans, and
-

The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market value of assets over the average remaining service period of approximately ten years of the active employee group covered by the plans.

The defined benefit plan obligations are determined in accordance with the projected unit credit actuarial cost method.

OTHER POST-RETIREMENT BENEFIT PLANS

The Company recognizes the unfunded status of other post-retirement benefit plans (other than multiemployer plans) as a liability in the Consolidated Balance Sheets. These benefits, which are funded by Domtar as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The Company amortizes the cumulative net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market value of assets over the average remaining service period of approximately 12 years of the active employee group covered by the plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

LEASES

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize right-of-use assets and lease liabilities for all of their operating leases while continuing to recognize expenses in the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) in a manner similar to previous accounting standards. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

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

COMPREHENSIVE INCOME

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, regarding the reclassification of certain income tax effects reported in accumulated other comprehensive income (loss) in response to the U.S. Tax Cuts and Jobs Acts (“U.S. Tax Reform”) enacted on December 22, 2017. For businesses, one of the main provisions of the U.S. Tax Reform was the reduction in the corporate federal income tax rate to 21% from 35%. Under current income tax accounting requirements, an entity was required to remeasure applicable U.S. deferred tax assets and deferred tax liabilities at the 21% tax rate effective on the U.S. Tax Reform enactment date. This remeasurement was required to be recognized in an entity’s income tax provision in its income statement. However, certain of these deferred tax assets and deferred tax liabilities relate to income tax effects initially recognized at the 35% tax rate through other comprehensive income (loss) on items reported within accumulated other comprehensive income (loss) on an entity’s balance sheet. Consequently, an entity’s financial statements will reflect an inconsistency between the deferred tax assets and deferred tax liabilities measured at 21% and the related income tax effects in accumulated other comprehensive income (loss) recorded at 35%. Accordingly, this guidance provides a one-time option to remeasure the income tax effects within accumulated other comprehensive income (loss) at the 21% income tax rate. The impact from this remeasurement is to be recorded directly in retained earnings on an entity’s balance sheet.

This guidance became effective for the Company on January 1, 2019. The Company has decided not to elect this option, as permitted in the new guidance.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

RECEIVABLES

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. This ASU added a new impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes an allowance for its estimate of expected credit losses and applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective on January 1, 2020.

The Company does not expect a material impact from the adoption of this guidance, as the current loss models used by the Company incorporate both historic and forward-looking information.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3.

ACQUISITION OF BUSINESS

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4.

IMPAIRMENT OF LONG-LIVED ASSETS

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT, AND OPERATING LEASE RIGHT-OF-USE ASSETS

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

For the year ended December 31, 2019, the Company recorded $26 million of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2018 – $7 million of accelerated depreciation).

Ashdown, Arkansas mill and Port Huron, Michigan mill

On September 27, 2019, the Company’s Board of Directors approved the decision to permanently shut down two paper machines, which was announced on October 3, 2019. The closures took place at the Ashdown, Arkansas pulp and paper mill and the Port Huron, Michigan paper mill. These measures will reduce the Company’s annual uncoated freesheet paper capacity by approximately 204,000 short tons, and will result in a workforce reduction of approximately 100 employees.

The closure of the Ashdown paper machine took effect immediately. The Ashdown mill will continue to operate one paper machine with an annual uncoated freesheet paper production capacity of 200,000 short tons. Additionally, the mill operates a fluff pulp machine with the flexibility to produce softwood pulp depending on market conditions. As a result of the closure of the paper machine, the mill will produce an incremental 70,000 ADMT of softwood and fluff pulp, which will ramp up over the course of 2020.

The closure of the Port Huron paper machine took effect mid-November. The Port Huron mill will continue to produce a variety of technical and specialty papers for a broad range of customers utilizing three machines with a total annual production capacity of 95,000 short tons.

For the year ended December 31, 2019, the Company recorded $32 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

PERFORMANCE SHARE UNITS (“PSUs”)

PSUs are granted to Management Committee and non-Management Committee members. These awards will be settled in shares for Management Committee members and in cash for non-Management Committee members, based on market conditions and/or performance and service conditions. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. These awards will cliff vest at various dates up to February 19, 2022.

		Weighted
		average grant
PSUs	Number of units	date fair value
		$
Vested and non-vested at December 31, 2016	517,281	38.98
Granted	256,078	39.04
Forfeited	(24,581)	37.59
Cancelled	(75,710)	38.78
Vested and settled	(50,600)	54.95
Vested and non-vested at December 31, 2017	622,468	37.78
Granted	238,537	41.39
Forfeited	(36,932)	38.09
Issued	52,563	41.05
Vested and settled	(154,178)	44.22
Vested and non-vested at December 31, 2018	722,458	37.82
Granted	192,261	61.46
Forfeited	(24,980)	45.54
Cancelled	(41,399)	57.09
Vested and settled	(222,019)	32.39
Vested and non-vested at December 31, 2019	626,321	45.42

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

The fair value of PSUs granted in 2019, 2018 and 2017 was estimated at the grant date using the Monte Carlo simulation methodology. The Monte Carlo simulation creates artificial futures by generating numerous sample paths of potential outcomes. The following assumptions were used in calculating the fair value of the units granted:

	2019	2018	2017
Dividend yield	4.707%	3.800%	4.130%
Expected volatility 1 year	29%	22%	28%
Expected volatility 3 years	28%	26%	28%
Risk-free interest rate December 31, 2017	—	—	1.614%
Risk-free interest rate December 31, 2018	—	2.233%	1.606%
Risk-free interest rate December 31, 2019	2.849%	2.461%	1.751%
Risk-free interest rate December 31, 2020	2.646%	2.607%	—
Risk-free interest rate December 31, 2021	2.561%	—	—

At December 31, 2019, of the total vested and non-vested PSUs, 316,468 are expected to be settled in shares and 309,853 will be settled in cash.

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

		Weighted
		average grant
RSUs	Number of units	date fair value
		$
Non-vested at December 31, 2016	418,670	40.90
Granted/issued	182,937	39.83
Forfeited	(19,194)	37.97
Vested and settled	(121,750)	48.72
Non-vested at December 31, 2017	460,663	38.56
Granted/issued	157,502	44.04
Forfeited	(27,251)	39.91
Vested and settled	(135,323)	42.54
Non-vested at December 31, 2018	455,591	39.16
Granted/issued	156,417	51.07
Forfeited	(21,203)	42.86
Vested and settled	(174,353)	34.96
Non-vested at December 31, 2019	416,452	45.20

At December 31, 2019, of the total non-vested RSUs, 187,322 are expected to be settled in shares and 229,130 will be settled in cash.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Management Committee members may elect to defer awards earned under another program into DSUs. In 2019, no vested awards were deferred to DSUs (2018 – nil; 2017 – nil).

		Weighted
		average grant
DSUs	Number of units	date fair value
		$
Vested at December 31, 2016	321,074	29.01
Granted/issued	36,215	40.68
Settled	(85,055)	32.27
Vested at December 31, 2017	272,234	29.55
Granted/issued	31,691	44.64
Settled	(9,752)	40.95
Vested at December 31, 2018	294,173	30.79
Granted/issued	35,596	41.32
Settled	(12,606)	43.90
Vested at December 31, 2019	317,163	31.45

NON-QUALIFIED STOCK OPTIONS

Stock options are granted to Management Committee and non-Management Committee members. The stock options vest at various dates up to February 20, 2021 subject to service conditions. The options expire at various dates no later than seven years from the date of grant. In 2019, no stock options were granted.

The fair value of the stock options granted in 2018 and 2017 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted:

	2018	2017
Dividend yield	3.27%	3.48%
Expected volatility	29%	28%
Risk-free interest rate	2.62%	1.86%
Expected life	4.5 years	4.5 years
Strike price	$43.66	$39.81

The grant date fair value of the non-qualified options granted in 2018 and 2017 was $8.65 and $7.05, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

		Weighted average	Weighted average	Aggregate intrinsic
	Number	exercise	remaining life	value
OPTIONS	of options	price	(in years)	(in millions)
		$		$
Outstanding at December 31, 2016	522,227	44.39	4.5	0.7
Granted	106,268	39.81	6.2	—
Exercised	(65,430)	36.33	—	—
Outstanding at December 31, 2017	563,065	44.46	4.1	3.6
Options exercisable at December 31, 2017	359,960	48.02	3.2	1.3
Outstanding at December 31, 2017	563,065	44.46	4.1	3.6
Granted	104,086	43.66	6.2	—
Exercised	(147,397)	39.42	—	—
Forfeited/expired	(6,102)	50.05	—	—
Outstanding at December 31, 2018	513,652	45.68	3.6	0.1
Options exercisable at December 31, 2018	303,055	49.15	2.3	—
Outstanding at December 31, 2018	513,652	45.68	3.6	0.1
Exercised	(88,682)	39.46	—	—
Forfeited/expired	(3,616)	53.13	—	—
Outstanding at December 31, 2019	421,354	46.92	2.5	0.1
Options exercisable at December 31, 2019	316,530	48.44	1.8	0.1

The total intrinsic value of options exercised in 2019 was $1 million (2018 – $1 million; 2017 – nil). Based on the Company’s closing year-end stock price of $38.24 (2018 – $35.13; 2017 – $49.52), the aggregate intrinsic value of options outstanding and options exercisable is nil.

For the year ended December 31, 2019, stock-based compensation expense recognized in the Company’s results of operations was $22 million (2018 – $10 million; 2017 – $20 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $16 million (2018 – $17 million; 2017 – $20 million) and will be recognized over the remaining service period of approximately 14 months. The aggregate value of liability awards settled in 2019 was $12 million (2018 – $8 million; 2017 –$7 million). The total fair value of equity awards settled in 2019 was $11 million (2018 – $6 million), representing the fair value at the time of settlement. The fair value at the grant date for these settled equity awards was $6 million (2018 – $7 million). Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

EARNINGS (LOSS) PER COMMON SHARE

The calculation of basic earnings (loss) per common share is based on the weighted average number of Domtar common shares outstanding during the year. The calculation for diluted earnings (loss) per common share recognizes the effect of all potential dilutive common securities.

The following table provides the reconciliation between basic and diluted earnings (loss) per common share:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Net earnings (loss)	$84	$283	$(258)
Weighted average number of common shares outstanding (millions)	61.2	62.9	62.7
Effect of dilutive securities (millions)	0.2	0.2	—
Weighted average number of diluted common shares outstanding (millions)	61.4	63.1	62.7
Basic net earnings (loss) per common share (in dollars)	$1.37	$4.50	$(4.11)
Diluted net earnings (loss) per common share (in dollars)	$1.37	$4.48	$(4.11)

The following table provides the securities that could potentially dilute basic earnings (loss) per common share in the future, but were not included in the computation of diluted earnings (loss) per common share because to do so would have been anti-dilutive:

	December 31,	December 31,	December 31,
	2019	2018	2017
Options to purchase common shares	324,413	227,221	312,893

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2019, the related pension expense was $42 million (2018 – $50 million; 2017 – $39 million).

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

The Company expects to contribute a minimum total amount of $11 million in 2020 compared to $18 million in 2019 (2018 – $57 million; 2017 – $47 million) to the pension plans. The Company expects to contribute a minimum total amount of $4 million in 2020 compared to $4 million in 2019 (2018 – $4 million; 2017 – $3 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN PROJECTED BENEFIT OBLIGATION

The following table represents the change in the projected benefit obligation as of December 31, 2019 and December 31, 2018, the measurement date for each year:

	December 31, 2019		December 31, 2018

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at beginning of year	1,569	62	1,764	76
Service cost for the year	29	1	34	1
Interest expense	57	2	53	2
Plan participants' contributions	6	—	6	—
Actuarial loss (gain)	171	(1)	(80)	(8)
Benefits paid	(96)	—	(101)	—
Direct benefit payments	(4)	(4)	(3)	(4)
Settlement (1)	(348)	—	—	—
Effect of foreign currency exchange rate change	55	3	(104)	(5)
Projected benefit obligation at end of year	1,439	63	1,569	62

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets, as of December 31, 2019 and December 31, 2018, reflecting the actual return on plan assets, the contributions and the benefits paid for each year:

	December 31, 2019	December 31, 2018
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,588	1,765
Actual return on plan assets	253	(27)
Employer contributions	18	57
Plan participants' contributions	6	6
Benefits paid	(100)	(104)
Settlement (1)	(348)	—
Effect of foreign currency exchange rate change	58	(109)
Fair value of assets at end of year	1,475	1,588

(1)

On November 26, 2019, the Company entered into agreements with Sun Life Assurance Company of Canada to purchase group annuity buy-out contracts and transfer approximately $272 million (CDN $360 million) of its Ontario, Canada defined benefit plans’ projected benefit obligations. The transactions closed on December 5, 2019 and were funded with pension plan assets. Additionally, the Company entered into agreements with existing insurers to convert $76 million (CDN $101 million) of existing buy-in annuity contracts to buy-out annuity contracts to complete the full transfer of these obligations. These annuity buy-out transactions transferred responsibility for pension benefits for approximately 1,265 retirees and their beneficiaries. Settlement accounting rules required a remeasurement of the plans as of November 26, 2019 and the Company recognized a non-cash pension settlement charge of $30 million before tax in the fourth quarter of 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Company’s pension funds are not permitted to directly own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2019:

		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2019	2018
Fixed income
Cash and cash equivalents	0% – 9%	2%	2%
Bonds	49% – 58%	53%	52%
Insurance contracts	1%	1%	5%
Equity
Canadian Equity	3% – 10%	6%	6%
U.S. Equity	9% – 19%	15%	13%
International Equity	18% – 29%	23%	22%
Total (1)		100%	100%

(1)	Approximately 71% of the pension plans' assets relate to Canadian plans, 28% relate to U.S. plans and 1% relate to European plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

	December 31, 2019		December 31, 2018

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(1,439)	(63)	(1,569)	(62)
Fair value of assets at end of year	1,475	—	1,588	—
Funded status	36	(63)	19	(62)

The funded status includes $55 million of projected benefit obligation ($49 million at December 31, 2018) related to supplemental unfunded defined benefit and defined contribution plans.

	December 31, 2019		December 31, 2018

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables (Note 17)	—	(5)	—	(5)
Other liabilities and deferred credits (Note 20)	(105)	(58)	(88)	(57)
Other assets (Note 15)	141	—	107	—
Net amount recognized in the Consolidated Balance Sheets	36	(63)	19	(62)

The following table presents the pre-tax amounts included in Other comprehensive income (loss):

	Year ended		Year ended		Year ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Other post-		Other post-		Other post-
	Pension	retirement	Pension	retirement	Pension	retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$
Prior service (cost) credit	—	—	—	—	(1)	5
Amortization of prior year service cost (credit)	5	(1)	5	—	5	—
Net gain (loss)	3	1	(31)	8	(10)	17
Amortization of net actuarial loss (gain)(1)	40	(1)	8	(1)	9	—
Net amount recognized in other comprehensive income (loss) (pre-tax)	48	(1)	(18)	7	3	22

An estimated gain of $10 million for pension plans and loss of $2 million for other post-retirement benefit plans will be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2020.

(1)	Includes the non-cash pension settlement charge of $30 million recognized in the fourth quarter of 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

At December 31, 2019, the projected benefit obligation and the fair value of plan assets with a projected benefit obligation in excess of fair value of plan assets were $846 million and $742 million, respectively (2018 – $731 million and $643 million, respectively).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
Components of net periodic benefit cost for pension plans	2019	2018	2017
	$	$	$
Service cost for the year	29	34	30
Interest expense	57	53	52
Expected return on plan assets	(79)	(85)	(81)
Amortization of net actuarial loss	10	8	9
Settlement loss	30	—	—
Amortization of prior year service cost	5	5	5
Net periodic benefit cost	52	15	15

Components of net periodic benefit cost for other post-retirement	Year ended December 31,	Year ended December 31,	Year ended December 31,
benefit plans	2019	2018	2017
	$	$	$
Service cost for the year	1	1	2
Interest expense	2	2	4
Amortization of net actuarial gain	(1)	(1)	—
Amortization of prior year service credit	(1)	—	—
Net periodic benefit cost	1	2	6

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the projected benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

	December 31,	December 31,	December 31,
Pension plans	2019	2018	2017
Projected benefit obligation
Discount rate	3.1%	3.8%	3.5%
Rate of compensation increase	2.7%	2.7%	2.7%
Net periodic benefit cost
Discount rate	3.8%	3.5%	3.9%
Rate of compensation increase	2.6%	2.8%	2.8%
Expected long-term rate of return on plan assets	5.2%	5.2%	5.3%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

For the U.S. unfunded pension plan and other post-retirement benefits, given materiality, the current service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve for each unfunded pension plan or based on each post-retirement plans’ projected cash flows. The discount rate of 4.2% for U.S. unfunded plans is obtained by incorporating the plans’ expected cash flows in the Mercer Yield Curve.

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

Effective January 1, 2020, the Company will use 4.8% (2019 – 5.2%; 2018 – 5.2%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the actual allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

	December 31,	December 31,	December 31,
Other post-retirement benefit plans	2019	2018	2017
Projected benefit obligation
Discount rate	3.1%	3.8%	3.5%
Rate of compensation increase	2.8%	2.8%	2.8%
Net periodic benefit cost
Discount rate	3.7%	3.5%	3.8%
Rate of compensation increase	2.7%	2.7%	2.8%

For measurement purposes, a 3.4% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2019. An increase or decrease of 1% of this rate would have the following impact:

	Increase of 1%	Decrease of 1%
	$	$
Impact on net periodic benefit cost for other post-retirement benefit plans	—	—
Impact on accrued benefit obligation	3	(3)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The following table presents the fair value of the plan assets at December 31, 2019, by asset category:

	Fair Value Measurements at
	December 31, 2019
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	66	24	42	—
Canadian provincial government bonds	454	453	1	—
Canadian corporate debt securities	119	91	28	—
U.S. corporate debt securities	21	21	—	—
International corporate debt securities	13	13	—	—
Bond fund (1 & 2)	167	—	167	—
Canadian equities (3)	93	93	—	—
U.S. equities (4)	86	86	—	—
International equities (5)	231	231	—	—
U.S. stock index funds (2 & 6)	215	—	215	—
Insurance contracts (7)	10	—	—	10
Total	1,475	1,012	453	10

(1)	This category represents a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.
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

(4)	This category represents U.S. equities held within an active segregated global equity portfolio and an active international equity portfolio.
(5)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.
(6)	This category represents two equity index funds, not actively managed, that track the Russell 3000 index.
(7)	This category includes insurance contracts with a minimum guarantee rate.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2018, by asset category:

	Fair Value Measurements at December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	68	23	45	—
Canadian provincial government bonds	493	492	1	—
Canadian corporate debt securities	123	100	23	—
U.S. corporate debt securities	37	37	—	—
International corporate debt securities	9	9	—	—
Bond fund (1 & 2)	156	—	156	—
Canadian equities (3)	94	94	—	—
U.S. equities (4)	91	91	—	—
International equities (5)	233	233	—	—
U.S. stock index funds (2 & 6)	200	—	200	—
Insurance contracts (7)	84	—	—	84
Total	1,588	1,079	425	84

In the above presentation of the fair value of plan assets at December 31, 2018, the Company has decreased the Level 1 cash and short-term investments by $45 million and increased the Level 2 cash and short-term investments by a corresponding $45 million to correct the classification of these investments from what was previously presented.

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

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Insurance contracts	Other	TOTAL
	$	$	$
Balance at December 31, 2017	94	1	95
Settlements	(5)	(1)	(6)
Return on plan assets	2	—	2
Effect of foreign currency exchange rate change	(7)	—	(7)
Balance at December 31, 2018	84	—	84
Settlements	(83)	—	(83)
Return on plan assets	7	—	7
Effect of foreign currency exchange rate change	2	—	2
Balance at December 31, 2019	10	—	10

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2019 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2020	88	4
2021	87	4
2022	86	4
2023	87	4
2024	89	4
2025 – 2029	439	20

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and non-recurring loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating loss (income), net includes the following:

	Year ended December 31, 2019	Year ended December 31, 2018	Year ended December 31, 2017
	$	$	$
Environmental provision	4	5	3
Foreign exchange loss (gain)	3	(2)	1
Bad debt expense	2	2	1
Net gain on sale of property, plant and equipment	—	(4)	(13)
Reversal of contingent consideration	—	—	(2)
Other	(4)	(1)	(4)
Other operating loss (income), net	5	—	(14)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	$	$	$
Interest on long-term debt (1)	45	56	59
Interest on receivables securitization	2	1	2
Interest on withdrawal liabilities for multiemployer plans	3	2	3
Amortization of debt issuance costs and other	2	3	2
	52	62	66

(1)	The Company capitalized $3 million of interest expense in 2019 (2018 – $1 million; 2017 – $1 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

INCOME TAXES

The Company’s earnings (loss) before income taxes by taxing jurisdiction were:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	$	$	$
U.S. earnings (loss)	32	216	(209)
Foreign earnings (loss)	56	126	(174)
Earnings (loss) before income taxes	88	342	(383)

Provisions for income taxes include the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	$	$	$
U.S. Federal and State:
Current	11	32	73
Deferred	(15)	(6)	(208)
Foreign:
Current	7	12	9
Deferred	(1)	19	1
Income tax expense (benefit)	2	57	(125)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 21%, for 2019 and 2018, (35% for December 31, 2017) to earnings (loss) before income taxes due to the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	$	$	$
U.S. federal statutory income tax	18	72	(134)
Reconciling Items:
State and local income taxes, net of federal income tax benefit	3	8	2
Foreign income tax rate differential	(2)	1	(16)
Tax credits and special deductions	(20)	(19)	(24)
Goodwill impairment	—	—	200
Tax rate changes	(4)	(9)	(188)
Deemed mandatory repatriation tax	—	(7)	46
Uncertain tax positions	(3)	(4)	(6)
U.S. manufacturing deduction	—	—	(4)
Deferred taxes on foreign earnings	2	10	—
Net operating loss cancellation	—	9	—
Valuation allowance on deferred tax assets	5	(8)	3
Nondeductible expenses	3	—	—
Other	—	4	(4)
Income tax expense (benefit)	2	57	(125)

During 2019, the Company recorded $20 million of tax credits, mainly research and experimentation credits, which impacted the effective tax rate. Arkansas legislation changes were passed in 2019 which reduced the state tax rate and changed how the apportionment factor is calculated. This resulted in a deferred state tax benefit of $4 million for the Company. Additionally, a valuation allowance of $5 million was recorded on state attributes the Company does not expect to utilize before they expire.

As a result of the deemed mandatory repatriation tax requirement of the U.S. Tax Reform, the Company has taxed its undistributed foreign earnings as of December 31, 2017, at reduced tax rates. After completing its evaluation of the U.S. Tax Reform’s impact on its business operations, the Company has determined that it is no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. As such, as of December 31, 2019, the Company has recorded a deferred tax liability of $12 million ($10 million at December 31, 2018) for foreign withholding tax and various state income taxes associated with future repatriation of these earnings. This additional $2 million tax expense impacted the effective tax rate for 2019 ($10 million for 2018).

During 2018, the Company recorded $19 million of tax credits, mainly research and experimentation credits, which impacted the effective tax rate. The effective tax rate was also impacted by the cancellation of $9 million, after-tax, of net operating losses in a foreign jurisdiction. This was offset by the reversal of $9 million of valuation allowance on these same net operating losses. Additionally, a valuation allowance of $1 million was recorded on new operating losses in 2018 for a net benefit pertaining to valuation allowance movements of $8 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

On December 22, 2017, the U.S. Tax Reform was signed into law. The U.S. Tax Reform significantly changed U.S. tax law for businesses by, among other things, lowering the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a one-time deemed repatriation tax on accumulated foreign earnings. As a result of the U.S. Tax Reform, the Company recorded a net tax benefit of $140 million in 2017 when the legislation was enacted. This consisted of a provisional tax benefit of $186 million relating to the revaluation of the Company’s ending net deferred tax liabilities and a provisional expense of $46 million related to the deemed repatriation tax, which the Company elected to pay over eight years. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company completed its analysis, including currently available legislative updates, and recorded an additional tax benefit of $13 million for the year ended December 31, 2018. Of this benefit, $7 million related to adjustments to the deemed mandatory repatriation tax and $6 million related to the revaluation of the Company’s net deferred tax liabilities. The $6 million benefit for the revaluation of the net deferred tax liabilities is included in the “Tax rate changes” above, along with $3 million of additional tax benefits relating to 2018 law changes in Sweden and various U.S. states.

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

As a result of the corporate tax rate reduction, from 35% to 21%, due to the U.S. Tax Reform, the Company revalued its ending net deferred tax liabilities, and recognized a provisional tax benefit of $186 million in the Company’s Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2017. This, combined with a $2 million tax benefit from other changes in law in certain U.S. states earlier in the year, impacted the effective tax rate for 2017.

On December 22, 2017, the SEC staff issued SAB 118 to address the application in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. SAB 118 provides guidance which allows companies to use a measurement period, similar to that used in business combinations, to account for the impacts of the U.S. Tax Reform. The U.S. Tax Reform provides for a mandatory one-time deemed repatriation tax on the Company’s undistributed foreign earnings and profits. The Company recorded a provisional repatriation tax amount of $46 million, which impacted the 2017 tax rate.

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

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2019 and December 31, 2018 are comprised of the following:

	December 31,	December 31,
	2019	2018
	$	$
Accounting provisions	31	38
Net operating loss carryforwards and other deductions	38	36
Pension and other employee future benefit plans	17	22
Inventory	13	10
Tax credits	24	21
Gross deferred tax assets	123	127
Valuation allowance	(21)	(16)
Net deferred tax assets	102	111
Property, plant and equipment	(416)	(422)
Intangible assets	(117)	(122)
Other	(18)	(10)
Total deferred tax liabilities	(551)	(554)
Net deferred tax liabilities	(449)	(443)
Included in:
Other assets (Note 15)	1	1
Deferred income taxes and other	(450)	(444)
Total	(449)	(443)

At December 31, 2019, the Company has no federal net operating loss carryforwards remaining. The Company has other foreign net operating losses and deduction limitations of $195 million which may be carried forward indefinitely.

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

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits for which a valuation allowance of $11 million exists at December 31, 2019, and certain foreign loss carryforwards for which a valuation allowance of $10 million exists at December 31, 2019. Of this amount, $5 million unfavorably impacted tax expense and the effective tax rate for 2019 (2018 – $(8) million; 2017 – $3 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

As of December 31, 2019, the Company has recorded a deferred tax liability of $12 million for foreign withholding tax and various state income taxes associated with the repatriation of earnings subject to the repatriation tax as well as future repatriation of its unremitted foreign earnings. The Company has not provided for deferred taxes on the outside basis differences in its investments in its foreign subsidiaries that are unrelated to unremitted earnings as it estimates that the deferred tax liability, in combination with the repatriation tax amount, covers all tax liabilities with foreign investments to date. The Company remains indefinitely reinvested in the outside basis differences of its foreign subsidiaries.

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

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2019, the Company had gross unrecognized tax benefits of approximately $29 million ($32 million and $37 million for 2018 and 2017, respectively). If recognized in 2020, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. These amounts are included in Deferred income taxes and other on the Consolidated Balance Sheets.

	December 31,	December 31,	December 31,
	2019	2018	2017
	$	$	$
Balance at beginning of year	32	37	43
Additions based on tax positions related to current year	3	3	3
Additions for tax positions of prior years	2	4	4
Reductions related to settlements with taxing authorities	—	—	(1)
Expirations of statutes of limitations	(9)	(12)	(13)
Interest	1	1	1
Foreign exchange impact	—	(1)	—
Balance at end of year	29	32	37

The Company recorded $1 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2019 ($1 million and $1 million for 2018 and 2017, respectively). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense. The Company believes it is reasonably possible that up to $6 million of its unrecognized tax benefits may be recognized by December 31, 2020, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty.

The major jurisdictions where the Company and its subsidiaries will file tax returns for 2019, in addition to filing one consolidated U.S. federal income tax return, are Canada, Sweden and Spain. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various U.S. states and Canadian provinces. At December 31, 2019, the Company’s subsidiaries are subject to foreign federal income tax examinations for the tax years 2008 through 2018, with federal years prior to 2016 being closed from a cash tax liability standpoint in the U.S., but the loss carryforwards can be adjusted in any open year where the loss has been utilized. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 31,	December 31,
	2019	2018
	$	$
Work in process and finished goods	401	410
Raw materials	153	126
Operating and maintenance supplies	232	226
	786	762

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31,	December 31,
	(in years)	2019	2018
		$	$
Machinery and equipment	3 – 20	7,872	7,655
Buildings and improvements	10 – 40	1,060	1,043
Timberlands	(1)	200	193
Assets under construction	—	178	131
		9,310	9,022
Less: Accumulated depreciation		(6,743)	(6,417)
		2,567	2,605

(1)	Amortization is calculated using the unit of production method.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2019 was $274 million (2018 – $289 million; 2017 – $302 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

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

During the year ended December 31, 2019, the Company recorded $9 million of impairment of operating lease right-of-use assets under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The components of lease expense were as follows:

Year ended
December 31,
2019
$
Operating lease expense	30

Finance lease expense:
Amortization of right-of-use assets	1
Interest on lease liabilities	—
Total finance lease expense	1

For the years ended December 31, 2018 and 2017, total operating lease expense amounted to $29 million and $31 million, respectively.

Supplemental cash flow information related to leases was as follows:

Year ended
December 31,
2019
$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	32
Operating cash flows from finance leases	1
Financing cash flows from finance leases	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	34
Finance leases	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

December 31,
2019
$
Operating leases
Operating leases right-of-use assets	81

Lease liabilities due within one year	28
Operating lease liabilities	69
97

Finance leases
Property, plant and equipment	15
Accumulated depreciation	(7)
8

Long-term debt due within one year	1
Long-term debt	9
10

Weighted-average remaining lease term
Operating leases	4.9 years
Finance leases	10 years

Weighted-average discount rate
Operating leases	4.6%
Finance leases	6.7%

Maturities of lease liabilities at December 31, 2019 were as follows:

Operating leases
$
2020	29
2021	24
2022	19
2023	14
2024	8
Thereafter	14
Total lease payments	108

Less: Imputed interest	11

Total lease liabilities	97

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives	December 31,			December 31,
	(in years)	2019			2018
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	380	(108)	272	384	(94)	290
Technology	7 – 20	8	(5)	3	8	(4)	4
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	29	(16)	13	28	(13)	15
		421	(131)	290	424	(113)	311
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		235	—	235	238	—	238
License rights		6	—	6	6	—	6
Catalog rights		38	—	38	38	—	38
Total		704	(131)	573	710	(113)	597

Amortization expense related to intangible assets for the year ended December 31, 2019 was $19 million ($19 million in 2018 and 2017, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2020	2021	2022	2023	2024
	$	$	$	$	$
Amortization expense related to intangible assets	21	21	21	20	20

The Company performed its annual impairment test on its indefinite-lived intangible assets at October 1, 2019, 2018 and 2017, using a quantitative approach, except for the license rights and water rights, where the Company used a qualitative approach, and determined that the estimated fair values of its indefinite-lived intangible assets exceeded their carrying amounts. No impairment charge was recorded for indefinite-lived intangible assets during 2019, 2018 or 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

OTHER ASSETS

The following table presents the components of other assets:

	December 31,	December 31,
	2019	2018
	$	$
Pension asset - defined benefit pension plans (Note 7)	141	107
Investment tax credits receivable	5	5
Unamortized debt issuance costs	3	4
Deferred income tax assets (Note 10)	1	1
Investments and advances	5	6
Other	9	11
	164	134

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

CLOSURE AND RESTRUCTURING COSTS AND LIABILITY

At December 31, 2019, the Company’s total provision for the withdrawal liabilities of its U.S. multiemployer plans was $44 million.

Ashdown, Arkansas mill and Port Huron, Michigan mill

On September 27, 2019, the Company’s Board of Directors approved the decision to permanently shut down two paper machines, which was announced on October 3, 2019. The closures took place at the Ashdown, Arkansas pulp and paper mill and the Port Huron, Michigan paper mill. These measures will reduce the Company’s annual uncoated freesheet paper capacity by approximately 204,000 short tons, and resulted in a workforce reduction of approximately 100 employees.

The closure of the Ashdown paper machine took effect immediately. The Ashdown mill will continue to operate one paper machine with an annual uncoated freesheet paper production capacity of 200,000 short tons. Additionally, the mill operates a fluff pulp machine with the flexibility to produce softwood pulp depending on market conditions. As a result of the closure of the paper machine, the mill will produce an incremental 70,000 ADMT of softwood and fluff pulp, which will ramp up over the course of 2020.

The closure of the Port Huron paper machine took effect mid-November. The Port Huron mill will continue to produce a variety of technical and specialty papers for a broad range of customers utilizing three machines with a total annual production capacity of 95,000 short tons.

For the year ended December 31, 2019, the Company recorded $32 million of accelerated depreciation under Impairment of long-lived assets and $1 million of accelerated depreciation under Depreciation and amortization, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $3 million of severance and termination costs, $4 million of inventory obsolescence, and $2 million of other costs, under Closure and restructuring costs.

Concurrently, with the Ashdown paper machine closure and related workforce reduction, management negotiated a voluntary early retirement program to reduce costs and put the mill in a stronger cost position in the long-term. The Company additionally recorded $13 million of severance and termination costs under Closure and restructuring costs.

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

For the year ended December 31, 2019, the Company recorded $26 million of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2018 – $7 million of accelerated depreciation). For the year ended December 31, 2019, the Company also recorded $5 million of severance and termination costs (2018 – $3 million); $2 million of inventory obsolescence (2018 – $4 million); and $13 million of asset relocation and other costs (2018 – $1 million of other costs), under Closure and restructuring costs.

Other costs

During 2019 and 2018, there were no other costs related to previous and ongoing closures and restructuring (severance and termination costs of $2 million in 2017).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND LIABILITY (CONTINUED)

The following tables provide the components of closure and restructuring costs by segment:

	Year ended
	December 31, 2019
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	16	5	21
Inventory write-down	4	2	6
Asset relocation and other costs	2	13	15
Closure and restructuring costs	22	20	42

	Year ended
	December 31, 2018
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	—	3	3
Inventory write-down	—	4	4
Other	—	1	1
Closure and restructuring costs	—	8	8

	Year Ended
	December 31, 2017
	Pulp and Paper	Personal Care	Total
	$	$	$
Severance and termination costs	—	2	2
Closure and restructuring costs	—	2	2

The following table provides the activity in the closure and restructuring liability:

	December 31,	December 31,
	2019	2018
	$	$
Balance at beginning of year	6	7
Additions	15	4
Payments	(6)	(5)
Reversal	(1)	—
Balance at end of year	14	6

The $14 million provision is comprised of severance and termination costs, of which $12 million and $2 million relate to the Pulp and Paper segment and Personal Care segment, respectively.

Closure and restructuring costs are based on management’s best estimates at December 31, 2019. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further impairment charges may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31,	December 31,
	2019	2018
	$	$
Trade payables	406	404
Payroll-related accruals	118	173
Accrued interest	16	16
Payables on capital projects	30	21
Rebate accruals	58	64
Liability - pension and other post-retirement benefit plans (Note 7)	5	5
Liability - multiemployer plan withdrawal	2	2
Provision for environment and other asset retirement obligations (Note 22)	8	10
Closure and restructuring costs liability (Note 16)	14	6
Derivative financial instruments (Note 23)	11	21
Dividends payable (Note 21)	26	27
Stock-based compensation - liability awards (Note 23)	7	6
Other	4	2
	705	757

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the period ended  December 31, 2019 and 2018.

	Net derivative
	gains (losses) on		Post-retirement	Foreign currency
	cash flow hedges	Pension items(2)	benefit items(2)	items	Total
	$	$	$	$	$
Balance at December 31, 2017	8	(218)	6	(132)	(336)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	(12)	N/A	N/A	N/A	(12)
Foreign exchange forward contracts	(19)	N/A	N/A	N/A	(19)
Net (loss) gain	N/A	(23)	6	N/A	(17)
Foreign currency items	N/A	N/A	N/A	(91)	(91)
Other comprehensive (loss) income before reclassifications	(30)	(23)	6	(91)	(138)
Amounts reclassified from Accumulated other comprehensive loss	(2)	10	(1)	—	7
Net current period other comprehensive (loss) income	(32)	(13)	5	(91)	(131)
Balance at December 31, 2018	(24)	(231)	11	(223)	(467)
Natural gas swap contracts	(10)	N/A	N/A	N/A	(10)
Currency options	5	N/A	N/A	N/A	5
Foreign exchange forward contracts	16	N/A	N/A	N/A	16
Net gain	N/A	1	1	N/A	2
Foreign currency items	N/A	N/A	N/A	21	21
Other comprehensive income before reclassifications	11	1	1	21	34
Amounts reclassified from Accumulated other comprehensive loss	8	33	(1)	—	40
Net current period other comprehensive income	19	34	—	21	74
Balance at December 31, 2019	(5)	(197)	11	(202)	(393)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	$	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts (1)	(4)	2	—
Currency options and forwards (1)	(7)	1	14
Total before tax	(11)	3	14
Tax benefit (expense)	3	(1)	(5)
Net of tax	(8)	2	9

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)(3)	(40)	(8)	(9)
Amortization of prior year service cost (2)	(5)	(5)	(5)
Total before tax	(45)	(13)	(14)
Tax benefit	12	3	5
Net of tax	(33)	(10)	(9)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	1	—
Amortization of prior year service credit (2)	1	—	—
Total before tax	2	1	—
Tax expense	(1)	—	—
Net of tax	1	1	—

(1)	These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)	These amounts are included in the computation of net periodic benefit cost (see Note 7 "Pension Plans and Other Post-Retirement Benefit Plans" for more details).
(3)	Includes the non-cash pension settlement charge of $30 million recognized in the fourth quarter of 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

LONG-TERM DEBT

		Par		December 31,	December 31,
	Maturity	Amount	Currency	2019	2018
		$		$	$
Unsecured notes
4.4% Notes	2022	300	US	300	300
6.25% Notes	2042	250	US	249	249
6.75% Notes	2044	250	US	249	249
Revolving Credit Facility	2023	80	US	80	—
Securitization	2021	55	US	55	50
Finance lease obligations and other	2020 - 2032			11	11
				944	859

Less: Unamortized debt issuance costs				5	5

Less: Due within one year				1	1
				938	853

Principal long-term debt repayments, including finance lease obligations, in each of the next five years will amount to:

	Long-term debt	Finance leases and other
	$	$
2020	—	1
2021	55	2
2022	300	2
2023	80	2
2024	—	2
Thereafter	500	6
	935	15
Less: Amounts representing interest	—	4
Total payments	935	11

UNSECURED NOTES

The Company’s 10.75% Notes, in the aggregate principal amount of $63 million, matured on June 1, 2017.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At December 31, 2019, the Company was in compliance with these financial covenants, and had $80 million of borrowings outstanding under this facility (December 31, 2018 – nil), leaving $620 million available under this facility.

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

At December 31, 2019, $55 million was borrowed and $53 million of letters of credit were outstanding under this facility (2018 – $50 million and $52 million, respectively). At December 31, 2019, the Company had $25 million unused and available under this facility.

In 2019, a net charge of $2 million (2018 – $1 million; 2017 – $2 million) resulted from the program described above and was included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

.	December 31,	December 31,
	2019	2018
	$	$
Liability - other post-retirement benefit plans (Note 7)	58	57
Pension liability - defined benefit pension plans (Note 7)	105	88
Pension liability - multiemployer plan withdrawal	42	45
Long-term income taxes payable	9	9
Provision for environmental and asset retirement obligations (Note 22)	27	27
Stock-based compensation - liability awards (Note 23)	18	17
Derivative financial instruments (Note 23)	8	16
Other	8	16
	275	275

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations and demolition of certain abandoned buildings. At December 31, 2019, Domtar estimated the net present value of its asset retirement obligations to be $13 million (2018 – $12 million); the present value is based on probability weighted undiscounted cash outflows of $58 million (2018 – $59 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2059. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 4.7% and 12.0%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31,	December 31,
	2019	2018
	$	$
Asset retirement obligations, beginning of year	12	15
Asset retirement obligation payments	—	(3)
Accretion expense	1	1
Effect of foreign currency exchange rate change	—	(1)
Asset retirement obligations, end of year	13	12

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21.

SHAREHOLDERS’ EQUITY

DIVIDENDS

During 2019, the Company declared one quarterly dividend of $0.435 and three quarterly dividends of $0.455 per share, to holders of the Company’s common stock. Dividends aggregating $28 million, $28 million, $27 million and $26 million were paid on April 15, 2019, July 16, 2019, October 15, 2019 and January 15, 2020, respectively, to shareholders of record as of April 2, 2019, July 2, 2019, October 2, 2019 and January 2, 2020, respectively.

During 2018, the Company declared four quarterly dividends of $0.435 per share, to holders of the Company’s common stock. Dividends of $27 million, $28 million, $27 million and $27 million were paid on April 16, 2018, July 16, 2018, October 15, 2018 and January 15, 2019, respectively, to shareholders of record as of April 2, 2018, July 3, 2018, October 2, 2018 and January 2, 2019, respectively.

On February 18, 2020, the Company’s Board of Directors approved a quarterly dividend of $0.455 per share, to be paid to holders of the Company’s common stock. This dividend is to be paid on April 15, 2020 to shareholders of record on April 2, 2020.

STOCK REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a stock repurchase program (“the Program”) of up to $1.3 billion. On November 5, 2019, the Company’s Board of Directors approved an increase to the Program from $1.3 billion to $1.6 billion. At December 31, 2019, the Company had approximately $403 million of remaining availability under the Program. Under the Program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock in part to reduce the dilutive effects of stock options and awards, and to improve shareholders’ returns.

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

During 2019, the Company repurchased 6,220,658 shares at an average price of $35.29 for a total cost of $219 million.

During 2018, there were no shares repurchased under the Program.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue 20 million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2019 or December 31, 2018.

COMMON STOCK

The Company is authorized to issue two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2019 and December 31, 2018, were as follows:

	December 31,		December 31,
	2019		2018
	Number		Number
Common stock	of shares	$	of shares	$
Balance at beginning of year	62,914,569	1	62,695,685	1
Shares issued
Treasury stock (1)	(6,033,659)	—	218,884	—
Balance at end of year	56,880,910	1	62,914,569	1

(1)	During 2019, the Company repurchased 6,220,658, and issued 186,999 shares out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

In 2019, the Company’s operating expenses for environmental matters amounted to $71 million (2018 – $68 million; 2017 – $67 million).

The Company made capital expenditures for environmental matters of $19 million in 2019 (2018 – $8 million; 2017 – $2 million).

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

A former owner of the Company’s Dryden, Ontario manufacturing site (the "Dryden Property") operated a chlor-alkali plant during the 1960s and 1970s, during which time, mercury and other pollutants were used or generated and discharged into the environment. In conjunction with the sale and redevelopment of the Dryden Property, the Province of Ontario (the “Province”) provided a broad indemnity (the "Indemnity") in 1985 to the then purchaser of the Dryden Property and its successors and assigns with respect to the discharge of any pollutants, including mercury, by the historical operators of the Dryden Property. This Indemnity subsequently was assigned to Domtar in connection with its 2007 purchase of the Dryden Property.

As the current owner of the Dryden Property, Domtar is actively engaged with the Province with respect to the management of the historical contamination.

The Province issued a Director's order under environmental laws to certain prior owners of the Dryden Property in connection with a nearby waste disposal site that never has been owned by Domtar.  The Director's order required certain work to be conducted by those prior owners.  The prior owners asserted that the Indemnity covered the work required by the Director’s order.  Following extensive litigation, the Supreme Court of Canada recently found, among other things, that the Indemnity covered third-party claims, but not first-party claims, such as the Director's order.

In the future, the Province may challenge whether Domtar has the benefit of the Indemnity. In addition to the Indemnity, Domtar has other recourses relating to the historical contamination as well.

The situation involving the historical contamination is continuing to develop, and Domtar cannot predict its outcome. While Domtar currently does not believe that it will be required to incur costs that would have a material impact on its results of operations or financial condition, there is no certainty that this is in fact the case.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2019	2018
	$	$
Balance at beginning of year	37	44
Additions and other changes	4	4
Environmental spending	(7)	(9)
Effect of foreign currency exchange rate change	1	(2)
Balance at end of year (1)	35	37

(1)	At December 31, 2019, $8 million is shown in Trade and other payables (see Note 17) and $27 million is shown in Other liabilities and deferred credits (see Note 20).

At December 31, 2019, anticipated undiscounted payments in each of the next five years are as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and asset retirement obligations	8	2	1	2	6	61	80

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

The EPA has repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. Unlike the Clean Power Plan, which would have required significant changes across the entire power sector, ACE only requires states to develop plans for efficiency improvements at coal-fired electric utility generating units. The rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. Regardless of the outcome for the ACE rule, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The province of Quebec has a greenhouse gases (“GHG”) cap-and-trade systems with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect its facilities to be disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

The Government of Canada has established a federal carbon pricing system in provinces that do not already impose a cost on carbon emissions. The Government of Canada has imposed its carbon pricing program for regulating GHG emissions in Ontario which took effect on January 1, 2019. To reduce GHG emissions and recognize the unique circumstances of the province’s diverse economy, Ontario finalized its own GHG Emission Performance Standards regulation. The Ontario Government is in discussions with the Canadian Government to replace the federal program in Ontario with its provincial program. Additional environmental costs may result from this effort which cannot be reasonably estimated at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2019, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

OTHER COMMERCIAL COMMITMENTS

The Company has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these other commercial commitments, determined at December 31, 2019, were as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	$	$	$	$	$	$	$
Other commercial commitments	117	16	9	6	5	2	155

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2019, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2019 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23.

DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT

HEDGING PROGRAMS

The Company is exposed to market risk, such as changes in currency exchange rates, commodity prices, interest rates and prices of the Company’s common stock with regard to the Company’s stock-based compensation program. To the extent the Company decides to manage the volatility related to these exposures, the Company may enter into various financial derivatives that are accounted for under the derivatives and hedging guidance. These transactions are governed by the Company's hedging policies which provide direction on acceptable hedging activities, including instrument type and acceptable counterparty exposure.

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2019, two of Domtar’s Pulp and Paper segment customers located in the U.S. represented 11% or $66 million, and 11% or $65 million, respectively, of the Company’s receivables (December 31, 2018 – one Pulp and Paper segment customer located in the U.S. represented 10% or $67 million).

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

DECEMBER 31, 2019

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2019 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBtu(1)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2020	11,165,000	$34	44%
2021	9,270,000	$27	36%
2022	9,270,000	$25	36%
2023	4,210,000	$12	16%

(1)	MMBtu: Millions of British thermal units

The natural gas derivative contracts were effective as of December 31, 2019.

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

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of December 31, 2019 to hedge forecasted purchases and sales:

				Percentage of
			Notional	forecasted net
	Business	Year of	contractual	exposures under	Average	Average
Currency exposure hedged	Segment	maturity	value	contracts	Protection rate	Obligation rate

CAD/USD	Pulp and Paper	2020	653 CAD	69%	1 USD = 1.2969	1 USD = 1.3186

CAD/USD	Pulp and Paper	2021	335 CAD	35%	1 USD = 1.3201	1 USD = 1.3201

The foreign exchange derivative contracts were effective as of December 31, 2019.

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

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at December 31, 2019 and December 31, 2018, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2019	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	4	—	4	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Total Assets	8	—	8	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	9	—	9	—	(a)	Trade and other payables
Natural gas swap contracts	8	—	8	—	(a)	Other liabilities and deferred credits
Total Liabilities	19	—	19	—

Other Instruments:
Stock-based compensation - liability awards	7	7	—	—		Trade and other payables
Stock-based compensation - liability awards	18	18	—	—		Other liabilities and deferred credits
Long-term debt	1,030	—	1,030	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $17 million at December 31, 2019, of which a loss of $9 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $6 million at December 31, 2019, of which a gain of $2 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2019.

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018. However, fair value disclosure is required. The carrying value of the Company’s long-term debt is $939 million and $854 million at December 31, 2019 and December 31, 2018, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates segment performance based on operating income. Transfer prices between segments are based on market prices. Certain Corporate general and administrative costs are allocated to the segments. Corporate costs that are not related to segment activities, as well as the mark-to-market impact on stock-based compensation awards, are presented on the Corporate line. The Company does not allocate interest expense and income taxes to the segments. Segment assets are those directly used in segment operations.

The Company attributes sales to customers in different geographical areas on the basis of the location of the customer.

Long-lived assets consist of property, plant and equipment, operating lease right-of-use assets and intangible assets used in the generation of sales in the different geographical areas.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
SEGMENT DATA	2019	2018	2017
	$	$	$
Sales
Pulp and Paper	4,332	4,523	4,216
Personal Care	953	1,000	996
Total for reportable segments	5,285	5,523	5,212
Intersegment sales	(65)	(68)	(64)
Consolidated sales (1)	5,220	5,455	5,148
Sales by product group
Communication papers	2,571	2,548	2,382
Specialty and packaging papers	637	710	651
Market pulp	1,059	1,197	1,119
Absorbent hygiene products	953	1,000	996
Consolidated sales (1)	5,220	5,455	5,148
Depreciation and amortization
Pulp and Paper	228	238	254
Personal Care	65	70	67
Total for reportable segments	293	308	321
Impairment of long-lived assets - Pulp and Paper	32	—	—
Impairment of long-lived assets - Personal Care	26	7	578
Consolidated depreciation and amortization and impairment of long-lived assets	351	315	899
Operating income (loss)
Pulp and Paper	225	438	237
Personal Care	(15)	(5)	(527)
Corporate	(47)	(47)	(38)
Consolidated operating income (loss)	163	386	(328)
Interest expense, net	52	62	66
Non-service components of net periodic benefit cost	23	(18)	(11)
Earnings (loss) before income taxes and equity loss	88	342	(383)
Income tax expense (benefit)	2	57	(125)
Equity loss, net of taxes	2	2	—
Net earnings (loss)	84	283	(258)

(1)	In 2019 and 2018, Staples, one of the Company’s largest customers in the Pulp and Paper segment, represented approximately 11% (2018 – 10%) of the total sales.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

	December 31,	December 31,
	2019	2018
	$	$
Segment assets
Pulp and Paper	3,507	3,475
Personal Care	1,258	1,331
Total for reportable segments	4,765	4,806
Corporate	138	119
Consolidated assets	4,903	4,925

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	$	$	$
Additions to property, plant and equipment
Pulp and Paper	220	164	128
Personal Care	41	37	48
Total for reportable segments	261	201	176
Corporate	3	2	4
Consolidated additions to property, plant and equipment	264	203	180
Add: Change in payables on capital projects	(9)	(8)	2
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	255	195	182

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
	$	$	$
Geographic information
Sales
United States	3,717	3,669	3,486
Canada	419	480	474
Europe	583	682	610
Asia	370	489	444
Other foreign countries	131	135	134
	5,220	5,455	5,148

	December 31,	December 31,
	2019	2018
	$	$
Long-lived assets
United States	2,004	2,056
Canada	691	604
Europe	526	542
	3,221	3,202

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2019 and 2018 and the Statements of Earnings (Loss) and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2019, 2018 and 2017 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME	December 31, 2019
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,292	1,944	(1,016)	5,220
Operating expenses
Cost of sales, excluding depreciation and amortization	1	3,650	1,590	(1,016)	4,225
Depreciation and amortization	—	207	86	—	293
Selling, general and administrative	9	244	181	—	434
Impairment of long-lived assets	—	58	—	—	58
Closure and restructuring costs	—	40	2	—	42
Other operating (income) loss, net	—	(3)	8	—	5
	10	4,196	1,867	(1,016)	5,057
Operating (loss) income	(10)	96	77	—	163
Interest expense (income), net	69	80	(97)	—	52
Non-service components of net periodic benefit cost	—	2	21	—	23
(Loss) earnings before income taxes and equity loss	(79)	14	153	—	88
Income tax (benefit) expense	(17)	(12)	31	—	2
Equity loss, net of taxes	—	1	1	—	2
Share in earnings of equity accounted investees	146	121	—	(267)	—
Net earnings	84	146	121	(267)	84
Other comprehensive income	74	81	49	(130)	74
Comprehensive income	158	227	170	(397)	158

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME	December 31, 2018
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,411	2,226	(1,182)	5,455
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,782	1,703	(1,182)	4,303
Depreciation and amortization	—	216	92	—	308
Selling, general and administrative	11	108	324	—	443
Impairment of long-lived assets	—	7	—	—	7
Closure and restructuring costs	—	6	2	—	8
Other operating (income) loss, net	—	(1)	1	—	—
	11	4,118	2,122	(1,182)	5,069
Operating (loss) income	(11)	293	104	—	386
Interest expense (income), net	62	91	(91)	—	62
Non-service components of net periodic benefit cost	—	1	(19)	—	(18)
(Loss) earnings before income taxes and equity loss	(73)	201	214	—	342
Income tax (benefit) expense	(20)	30	47	—	57
Equity loss, net of taxes	—	1	1	—	2
Share in earnings of equity accounted investees	336	166	—	(502)	—
Net earnings	283	336	166	(502)	283
Other comprehensive loss	(131)	(133)	(110)	243	(131)
Comprehensive income	152	203	56	(259)	152

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF LOSS	Year ended
AND COMPREHENSIVE INCOME (LOSS)	December 31, 2017
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	4,243	2,053	(1,148)	5,148
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,688	1,605	(1,148)	4,145
Depreciation and amortization	—	233	88	—	321
Selling, general and administrative	9	142	293	—	444
Impairment of long-lived assets	—	313	265	—	578
Closure and restructuring costs	—	2	—	—	2
Other operating loss (income), net	—	1	(15)	—	(14)
	9	4,379	2,236	(1,148)	5,476
Operating loss	(9)	(136)	(183)	—	(328)
Interest expense (income), net	63	86	(83)	—	66
Non-service components of net periodic benefit cost	—	1	(12)	—	(11)
Loss before income taxes	(72)	(223)	(88)	—	(383)
Income tax expense (benefit)	9	(179)	45	—	(125)
Share in earnings of equity accounted investees	(177)	(133)	—	310	—
Net loss	(258)	(177)	(133)	310	(258)
Other comprehensive income	163	175	170	(345)	163
Comprehensive (loss) income	(95)	(2)	37	(35)	(95)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2019
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	1	11	49	—	61
Receivables	—	146	431	—	577
Inventories	—	543	243	—	786
Prepaid expenses	5	17	11	—	33
Income and other taxes receivable	34	—	27	—	61
Intercompany accounts	538	547	237	(1,322)	—
Total current assets	578	1,264	998	(1,322)	1,518
Property, plant and equipment, net	—	1,689	878	—	2,567
Operating lease right-of-use assets	—	63	18	—	81
Intangible assets, net	—	245	328	—	573
Investments in affiliates	3,627	2,493	—	(6,120)	—
Intercompany long-term advances	5	1	1,482	(1,488)	—
Other assets	14	30	131	(11)	164
Total assets	4,224	5,785	3,835	(8,941)	4,903

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	9	—	—	9
Trade and other payables	57	390	258	—	705
Intercompany accounts	344	299	679	(1,322)	—
Income and other taxes payable	1	12	10	—	23
Operating lease liabilities due within one year	—	21	7	—	28
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	402	731	955	(1,322)	766
Long-term debt	873	—	65	—	938
Operating lease liabilities	—	58	11	—	69
Intercompany long-term loans	541	946	1	(1,488)	—
Deferred income taxes and other	—	324	166	(11)	479
Other liabilities and deferred credits	32	99	144	—	275
Shareholders' equity	2,376	3,627	2,493	(6,120)	2,376
Total liabilities and shareholders' equity	4,224	5,785	3,835	(8,941)	4,903

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2019
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	84	146	121	(267)	84
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	32	(93)	152	267	358
Cash flows provided from operating activities	116	53	273	—	442
Investing activities
Additions to property, plant and equipment	—	(137)	(118)	—	(255)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Cash flows used for investing activities	—	(136)	(118)	—	(254)
Financing activities
Dividend payments	(110)	—	—	—	(110)
Stock repurchase	(219)	—	—	—	(219)
Net change in bank indebtedness	—	9	—	—	9
Change in revolving credit facility	80	—	—	—	80
Proceeds from receivables securitization facilities	—	—	205	—	205
Repayments of receivables securitization facilities	—	—	(200)	—	(200)
Repayments of long-term debt	—	—	(1)	—	(1)
Increase in long-term advances to related parties	—	—	(220)	220	—
Decrease in long-term advances to related parties	135	85	—	(220)	—
Other	(1)	—	—	—	(1)
Cash flows (used for) provided from financing activities	(115)	94	(216)	—	(237)
Net increase (decrease) in cash and cash equivalents	1	11	(61)	—	(49)
Impact of foreign exchange on cash	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of year	—	—	111	—	111
Cash and cash equivalents at end of year	1	11	49	—	61

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2017
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net loss	(258)	(177)	(133)	310	(258)
Changes in operating and intercompany assets and liabilities and non-cash items, included in net loss	287	259	471	(310)	707
Cash flows provided from operating activities	29	82	338	—	449
Investing activities
Additions to property, plant and equipment	—	(99)	(83)	—	(182)
Proceeds from disposals of property, plant and equipment and sale of business	—	—	19	—	19
Acquisition of business, net of cash acquired	—	—	(8)	—	(8)
Cash flows used for investing activities	—	(99)	(72)	—	(171)
Financing activities
Dividend payments	(104)	—	—	—	(104)
Net change in bank indebtedness	—	(12)	—	—	(12)
Change in revolving credit facility	(50)	—	—	—	(50)
Proceeds from receivables securitization facilities	—	—	45	—	45
Repayments of receivables securitization facilities	—	—	(90)	—	(90)
Repayments of long-term debt	(63)	—	(1)	—	(64)
Increase in long-term advances to related parties	—	—	(202)	202	—
Decrease in long-term advances to related parties	173	29	—	(202)	—
Other	1	—	—	—	1
Cash flows (used for) provided from financing activities	(43)	17	(248)	—	(274)
Net (decrease) increase in cash and cash equivalents	(14)	—	18	—	4
Impact of foreign exchange on cash	—	—	10	—	10
Cash and cash equivalents at beginning of year	17	14	94	—	125
Cash and cash equivalents at end of year	3	14	122	—	139

Domtar Corporation

Interim Financial Results (Unaudited)

(In millions of dollars, unless otherwise noted)

2019	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,376		$1,317		$1,283		$1,244		$5,220
Operating income (loss)	115	(a)	34	(b)	29	(c)	(15)	(d)	163
Earnings (loss) before income taxes and equity loss	105		23		19		(59)	(e)	88
Net earnings (loss)	80		18		20		(34)		84
Basic net earnings (loss) per common share	1.27		0.29		0.33		(0.59)		1.37
Diluted net earnings (loss) per common share	1.27		0.28		0.32		(0.59)		1.37

2018	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,345		$1,353		$1,367		$1,390		$5,455
Operating income	77	(f)	62	(g)	114		133	(i)	386
Earnings before income taxes and equity loss	65		51		103		123		342
Net earnings	54		43		99	(h)	87	(j)	283
Basic net earnings per common share	0.86		0.68		1.57		1.38		4.50
Diluted net earnings per common share	0.86		0.68		1.57		1.38		4.48

(a)	The operating income for the first Quarter of 2019 included closure and restructuring costs of $4 million and impairment of long-lived assets of $10 million, both related to our Personal Care segment.

(b)

The operating income for the second Quarter of 2019 included closure and restructuring costs of $8 million and impairment of long-lived assets of $15 million, both related to our Personal Care segment.

(c)

The operating income for the third Quarter of 2019 included closure and restructuring costs of $5 million and impairment of long-lived assets of $32 million, both related to our Pulp and Paper segment.

The Company also recorded closure and restructuring costs of $6 million and impairment of long-lived assets of $1 million, both related to our Personal Care segment.

(d)	The operating loss for the fourth Quarter of 2019 included closure and restructuring costs of $17 million related to our Pulp and Paper segment.

The Company also recorded closure and restructuring costs of $2 million related to our Personal Care segment.

(e)	The loss before income taxes and equity loss for the fourth Quarter of 2019 included a pension settlement loss of $30 million related to our Pulp and Paper segment.

(f)	The operating income for the first Quarter of 2018 included a gain on disposal of property, plant and equipment of $1 million related to our Pulp and Paper segment.

The Company also recorded a litigation settlement of $2 million related to our Corporate segment.

(g)	The operating income for the second Quarter of 2018 included a gain on disposal of property, plant and equipment of $3 million related to our Pulp and Paper segment.

(h)	The net earnings for the third Quarter of 2018 included a tax benefit of $7 million related to the U.S. Tax Reform.

(i)	The operating income for the fourth Quarter of 2018 included closure and restructuring costs of $8 million and impairment of long-lived assets of $7 million, both related to our Personal Care segment.

(j)	The net earnings for the fourth Quarter of 2018 included a tax expense of $10 million related to the U.S. Tax Reform.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2019, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The information called for by this item is incorporated herein by reference to “Management’s Report on Internal Control Over Financial Reporting”, and the attestation regarding internal controls over financial reporting included in the “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Report.

 Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2019.

ITEM 9B.  OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation” and “Election of Directors” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed on or about April 6, 2020, is incorporated herein by reference.

Information regarding our executive officers is presented in Item 1, Business, under the caption “Our Executive Officers”.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed on or about April 6, 2020, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed on or about April 6, 2020, is incorporated herein by reference.

The following table sets forth the number of shares of our stock reserved for issuance under our equity compensation plans as of December 31, 2019:

Number of securities remaining
	Number of securities to				available for future issuance under
	be issued upon exercise		Weighted average exercise price		equity compensation
	of outstanding options,		of outstanding		plans (excluding securities reflected
Plan Category	warrants and rights (#)		options, warrants and rights ($)		in column (a) (#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,561,152	(1)	$46.93	(2)	1,112,295	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,561,152		$46.93		1,112,295

(1)

Represents the total number of shares associated with options, restricted stock units ("RSUs"), performance share units ("PSUs"), deferred share units ("DSUs") and dividends equivalent units ("DEUs") outstanding as of December 31, 2019 that may or will be settled in equity.  This number assumes that PSUs will vest at the “maximum” performance level, and that any performance requirements applicable to options will be satisfied.

(2)	Represents the weighted average exercise price of options disclosed in column (a).
(3)	Represents the number of shares remaining available for issuance in settlement of future awards under the Omnibus Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation – Board Independence and Other Determinations” in our Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

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

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	08/08/2008

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	06/08/2009

3.3	Amended and Restated By-Laws	8-K	3.1	02/24/2016

4.1	Form of Indenture between Domtar Corp. and the Bank of New York, as trustee, relating to Domtar Corp.’s (i) 7.125% Notes due 2015, (ii) 5.375% Notes due 2013, (iii) 7.875% Notes due 2011, (iv) 9.5% Notes due 2016 to be issued as part of a debt exchange	S-4	4.1	10/16/2007

4.2	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors as parties thereto, relating to the guarantee by the new subsidiary guarantors of the obligations under the Indenture	8-K	4.1	02/21/2008

4.3	Supplemental Indenture, dated September 7, 2011, among Domtar Corporation, Attends Healthcare Products Inc., and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Attends Healthcare Products Inc. of the obligations under the Indenture	10-Q	4.1	11/04/2011

4.4	Supplemental Indenture, dated as of March 16, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, providing for Domtar Corporation’s 4.40% Notes due 2022	8-K	4.1	03/16/2012

4.5	Supplemental Indenture, dated May 21, 2012, among Domtar Corporation, EAM Corporation, and The Bank of New York Mellon, as trustee, relating to EAM Corporation’s guarantee of the obligations under the Indenture	S-3	4.8	08/20/2012

4.6	Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042	8-K	4.1	08/23/2012

4.7	Supplemental Indenture, dated as of July 31, 2013, among Domtar Corporation, Associated Hygienic Products LLC, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, relating to the guarantee by Associated Hygienic Products LLC of the obligations under the Indenture	S-3ASR	4.10	10/01/2013

4.8	Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044	8-K	4.1	11/26/2013

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

4.9	Supplemental Indenture, dated as of January 23, 2017, among Home Delivery Incontinent Supplies Co, Domtar Corporation and The Bank of New York Mellon, as trustee, relating to Home Delivery Incontinent Supplies Co’s guarantee of the obligations under the Indenture	10-Q	4.1	05/05/2017

10.1*	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.)	10-K	10.30	02/27/2009

10.2*	Director Deferred Stock Unit Agreement	8-K	10.1	05/24/2007

10.3*	Non-Qualified Stock Option Agreement	10-K	10.4	02/22/2019

10.4*	Restricted Stock Unit Agreement

10.5*	Performance Share Unit Agreement

10.6*	Amended and Restated Severance Program for Management Committee Members

10.7*	Amended and Restated DB SERP for Management Committee Members of Domtar	10-Q	10.1	08/04/2017

10.8*	Amended and Restated DC SERP for Designated Executives of Domtar

10.9*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation	10-K	10.50	02/27/2009

10.10	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan

10.11	Domtar Corporation Annual Incentive Plan for Members of the Management Committee

10.12*	Employment agreement of Mr. Michael Fagan	10-K	10.48	02/28/2013

10.13*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Inc.	10-Q	10.3	08/04/2017

10.14*	Amended and Restated Employment Agreement of Mr. John D. Williams	10-Q	10.1	08/02/2013

10.15*	Amended and Restated DC SERP for Designated Executives of Domtar Personal Care

10.16*	Employment agreement of Mr. Michael D. Garcia	10-Q	10.1	08/01/2014

10.17	Third Amended and Restated Credit Agreement dated as of August 22, 2018.	10-Q	10.1	11/08/2018

21	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at	Charged to	Deductions from	Balance at end
	beginning of year	income	reserve	of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
2019	6	2	(2)	6
2018	7	2	(3)	6
2017	7	1	(1)	7

	Balance at	Charged to	Deductions from	Balance at end
	beginning of year	income	reserve	of year
	$	$	$	$
Valuation Allowance on Deferred Tax Assets
2019	16	5	—	21
2018	25	(8)	(1)	16
2017	22	3	—	25

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on February 25, 2020

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

Signature	Title	Date

/s/ John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2020
John D. Williams

/s/ Daniel Buron	Senior Vice-President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2020
Daniel Buron

/s/Giannella Alvarez	Director	February 25, 2020
Giannella Alvarez

/s/ Robert E. Apple	Director	February 25, 2020
Robert E. Apple

/s/ David J. Illingworth	Director	February 25, 2020
David J. Illingworth

/s/ Brian M. Levitt	Director	February 25, 2020
Brian M. Levitt

/s/ David G. Maffucci	Director	February 25, 2020
David G. Maffucci

/s/ Pamela B. Strobel	Director	February 25, 2020
Pamela B. Strobel

/s/ Denis Turcotte	Director	February 25, 2020
Denis Turcotte

/s/ Mary A. Winston	Director	February 25, 2020
Mary A. Winston