Form 10-Q
period 2020-03-31
Domtar CORP
filed 2020-05-08
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

At April 30, 2020, 55,191,705 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2020

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE (LOSS) INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31,	March 31,
	2020	2019
	(Unaudited)
	$	$
Sales	1,278	1,376
Operating expenses
Cost of sales, excluding depreciation and amortization	1,083	1,052
Depreciation and amortization	72	73
Selling, general and administrative	102	123
Impairment of long-lived assets (NOTE 11)	—	10
Closure and restructuring costs (NOTE 11)	—	4
Other operating loss (income), net (NOTE 6)	2	(1)
	1,259	1,261
Operating income	19	115
Interest expense, net	14	13
Non-service components of net periodic benefit cost (NOTE 5)	(4)	(3)
Earnings before income taxes and equity loss	9	105
Income tax expense (NOTE 7)	3	24
Equity loss, net of taxes	1	1
Net earnings	5	80
Per common share (in dollars) (NOTE 4)
Net earnings
Basic	0.09	1.27
Diluted	0.09	1.27
Weighted average number of common shares outstanding (millions)
Basic	56.1	63.0
Diluted	56.2	63.2
Cash dividends per common share	0.46	0.44

Net earnings	5	80
Other comprehensive (loss) income (NOTE 12):
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $16 (2019 – $(4))	(49)	11
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(2) (2019 – nil)	7	1
Foreign currency translation adjustments	(74)	2
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) (2019 – $(1))	1	3
Other comprehensive (loss) income	(115)	17
Comprehensive (loss) income	(110)	97

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2020	2019
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	152	61
Receivables, less allowances of $10 and $6	600	577
Inventories (NOTE 8)	740	786
Prepaid expenses	32	33
Income and other taxes receivable	27	61
Total current assets	1,551	1,518
Property, plant and equipment, net	2,493	2,567
Operating lease right-of-use assets (NOTE 9)	77	81
Intangible assets, net (NOTE 10)	561	573
Other assets	151	164
Total assets	4,833	4,903
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	9
Trade and other payables	700	705
Income and other taxes payable	26	23
Operating lease liabilities due within one year (NOTE 9)	27	28
Long-term debt due within one year	1	1
Total current liabilities	754	766
Long-term debt	1,102	938
Operating lease liabilities (NOTE 9)	65	69
Deferred income taxes and other	457	479
Other liabilities and deferred credits	274	275
Commitments and contingencies (NOTE 14)
Shareholders' equity (NOTE 13)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 9,810,777 and 8,120,194 shares	—	—
Additional paid-in capital	1,710	1,770
Retained earnings	978	998
Accumulated other comprehensive loss	(508)	(393)
Total shareholders' equity	2,181	2,376
Total liabilities and shareholders' equity	4,833	4,903

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31, 2020
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2019	56.9	1	1,770	998	(393)	2,376
Stock-based compensation, net of tax	0.1	—	(1)	—	—	(1)
Net earnings	—	—	—	5	—	5
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $16	—	—	—	—	(49)	(49)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(2)	—	—	—	—	7	7
Foreign currency translation adjustments	—	—	—	—	(74)	(74)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	1	1
Stock repurchase	(1.8)	—	(59)	—	—	(59)
Cash dividends declared	—	—	—	(25)	—	(25)
Balance at March 31, 2020	55.2	1	1,710	978	(508)	2,181

	For the three months ended
	March 31, 2019
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2018	62.9	1	1,981	1,023	(467)	2,538
Stock-based compensation, net of tax	0.2	—	1	—	—	1
Net earnings	—	—	—	80	—	80
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(4)	—	—	—	—	11	11
Less: Reclassification adjustment for losses included in net earnings, net of tax of nil	—	—	—	—	1	1
Foreign currency translation adjustments	—	—	—	—	2	2
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	3	3
Cash dividends declared	—	—	—	(28)	—	(28)
Balance at March 31, 2019	63.1	1	1,982	1,075	(450)	2,608

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2020	March 31, 2019
	(Unaudited)
	$	$
Operating activities
Net earnings	5	80
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	72	73
Deferred income taxes and tax uncertainties	1	(3)
Impairment of long-lived assets	—	10
Stock-based compensation expense	1	2
Equity loss, net	1	1
Changes in assets and liabilities
Receivables	(28)	(30)
Inventories	28	(49)
Prepaid expenses	(5)	—
Trade and other payables	(16)	(69)
Income and other taxes	39	26
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(1)	1
Other assets and other liabilities	(9)	13
Cash flows from operating activities	88	55
Investing activities
Additions to property, plant and equipment	(62)	(46)
Cash flows used for investing activities	(62)	(46)
Financing activities
Dividend payments	(26)	(27)
Stock repurchase	(59)	—
Net change in bank indebtedness	(10)	3
Change in revolving credit facility	140	—
Proceeds from receivables securitization facility	25	20
Repayments of receivables securitization facility	—	(20)
Other	(3)	(1)
Cash flows provided from (used for) financing activities	67	(25)
Net increase (decrease) in cash and cash equivalents	93	(16)
Impact of foreign exchange on cash	(2)	(1)
Cash and cash equivalents at beginning of period	61	111
Cash and cash equivalents at end of period	152	94
Supplemental cash flow information
Net cash payments (refund) for:
Interest	17	16
Income taxes	(25)	6

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission. The December 31, 2019 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGES IMPLEMENTED

IMPLEMENTATION COSTS FOR CLOUD COMPUTING ARRANGEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. Under the guidance, implementation costs for cloud computing arrangements should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software and expensed over the term of the hosting arrangement. The ASU also provides guidance on presentation and disclosure.

The Company adopted the new guidance on January 1, 2020 with no significant impact on the consolidated financial statements.

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

The Company adopted the new guidance on January 1, 2020 with no significant impact on the consolidated financial statements.

FUTURE ACCOUNTING CHANGES

TRANSITION AWAY FROM INTERBANK OFFERED RATES

On March 12, 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.

The amendments in the ASU are elective and apply to entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022.

The Company has begun its impact assessment and while its evaluation of this guidance is in the early stages, the Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2020, one Pulp and Paper segment customer located in the U.S. represented 13% or $81 million of the Company’s receivables (December 31, 2019 – two Pulp and Paper segment customers located in the U.S. represented 11% or $66 million, and 11% or $65 million, respectively).

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

EQUITY RISK

The Company is exposed to changes in share prices with regard to its stock-based compensation program. The Company manages its exposure through the use of derivative instruments such as equity swap contracts. In March 2020, the Company entered into a total return swap agreement covering 500,000 common shares maturing on March 4, 2022.

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

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2020 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBtu(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2020 (1)	6,265,000	$19	34%
2021	9,270,000	$27	36%
2022	9,270,000	$25	36%
2023	4,210,000	$12	16%

(1)	Represents the remaining nine months of 2020
(2)	MMBtu: Millions of British thermal units

The natural gas derivative contracts were effective as of March 31, 2020.

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

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of March 31, 2020 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate

CAD/USD	Pulp and Paper	2020 (1)	659 CAD	95%	1 USD = 1.3211	1 USD = 1.3379

CAD/USD	Pulp and Paper	2021	565 CAD	60%	1 USD = 1.3417	1 USD = 1.3479

CAD/USD	Pulp and Paper	2022	112 CAD	12%	1 USD = 1.3591	1 USD = 1.3591

(1)	Represents the remaining nine months of 2020

The foreign exchange derivative contracts were effective as of March 31, 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at March 31, 2020 and December 31, 2019, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	1	—	1	—	(a)	Other assets
Total Assets	2	—	2	—

Liabilities derivatives
Currency derivatives	37	—	37	—	(a)	Trade and other payables
Natural gas swap contracts	7	—	7	—	(a)	Trade and other payables
Currency derivatives	17	—	17	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	7	—	7	—	(a)	Other liabilities and deferred credits
Total Liabilities	68	—	68	—

Other instruments:
Stock-based compensation - liability awards	2	2	—	—		Trade and other payables
Stock-based compensation - liability awards	9	9	—	—		Other liabilities and deferred credits
Equity swap contracts	3	3	—	—		Other liabilities and deferred credits
Long-term debt	1,082	—	1,082	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $14 million at March 31, 2020, of which a loss of $7  million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative loss recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $52 million at March 31, 2020, of which a loss of $36 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2020.

Fair Value of financial instruments at:	December 31, 2019	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	4	—	4	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Total Assets	8	—	8	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	9	—	9	—	(a)	Trade and other payables
Natural gas swap contracts	8	—	8	—	(a)	Other liabilities and deferred credits
Total Liabilities	19	—	19	—

Other Instruments:
Stock-based compensation - liability awards	7	7	—	—		Trade and other payables
Stock-based compensation - liability awards	18	18	—	—		Other liabilities and deferred credits
Long-term debt	1,030	—	1,030	—	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
-

For currency derivatives: Fair value is measured using techniques derived from the Black-Scholes pricing model. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2020 and December 31, 2019. The carrying value of the Company’s long-term debt is $1,103 million and $939 million at March 31, 2020 and December 31, 2019, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended
	March 31,	March 31,
	2020	2019
Net earnings	$5	$80
Weighted average number of common shares outstanding (millions)	56.1	63.0
Effect of dilutive securities (millions)	0.1	0.2
Weighted average number of diluted common shares outstanding (millions)	56.2	63.2

Basic net earnings per common share (in dollars)	$0.09	$1.27
Diluted net earnings per common share (in dollars)	$0.09	$1.27

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended
	March 31,	March 31,
	2020	2019
Options to purchase common shares	410,547	198,219

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2020, the pension expense was $12 million (2019 – $14 million).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2020
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	7	—
Interest expense	11	—
Expected return on plan assets	(17)	—
Amortization of net actuarial loss	2	—
Net periodic benefit cost	3	—

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2019
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	8	—
Interest expense	13	—
Expected return on plan assets	(20)	—
Amortization of net actuarial loss	3	—
Amortization of prior year service costs	1	—
Net periodic benefit cost	5	—

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than the service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statements of Earnings and Comprehensive (Loss) Income.

For the three months ended March 31, 2020, the Company contributed $2 million (2019 – $3 million) to the pension plans and $1 million (2019 – $1 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and occasional loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	For the three months ended
	March 31,	March 31,
	2020	2019
	$	$
Bad debt expense	4	—
Environmental provision	1	1
Foreign exchange (gain) loss	(2)	1
Other	(1)	(3)
Other operating loss (income), net	2	(1)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the first quarter of 2020, the Company’s income tax expense was $3 million, consisting of $2 million of current income tax expense and a deferred income tax expense of $1 million. This compares to an income tax expense of $24 million in the first quarter of 2019, consisting of $27 million of current income tax expense and a deferred income tax benefit of $3 million. The Company received refunds, net of income tax payments, of $25 million during the first quarter of 2020. The effective tax rate was 33% compared with an effective tax rate of 23% in the first quarter of 2019. The effective tax rate for 2020 was impacted by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits. The effective tax rate for the first quarter of 2019 was impacted by the inclusion of additional forecasted tax expense for 2019 related to Global Intangible Low-Taxed Income and for forecasted withholding tax on unremitted foreign earnings. The effective tax rate for the first quarter of 2019 was also favorably impacted by the recognition of a $1 million research and development credit in a U.S. state.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2020	2019
	$	$
Work in process and finished goods	372	401
Raw materials	142	153
Operating and maintenance supplies	226	232
	740	786

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The Company has remaining lease terms ranging from 1 year to 13 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows:

For the three months ended
	March 31,	March 31,
	2020	2019
	$	$
Operating lease expense	8	7

Finance lease expense:
Amortization of right-of-use assets	—	—
Interest on lease liabilities	—	—
Total finance lease expense	—	—

Supplemental cash flow information related to leases was as follows:

	For the three months ended
	March 31,	March 31,
	2020	2019
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	8	7
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	3	8
Finance leases	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2020	2019
	$	$
Operating leases
Operating leases right-of-use assets	77	81

Lease liabilities due within one year	27	28
Operating lease liabilities	65	69
	92	97

Finance leases
Property, plant and equipment	13	15
Accumulated depreciation	(6)	(7)
	7	8

Long-term debt due within one year	1	1
Long-term debt	8	9
	9	10

Weighted-average remaining lease term
Operating leases	4.8 years	4.9 years
Finance leases	9.8 years	10 years

Weighted-average discount rate
Operating leases	4.5%	4.6%
Finance leases	6.7%	6.7%

Maturities of lease liabilities at March 31, 2020 were as follows:

	Operating leases	Finance leases
	March 31,	March 31,
	2020	2020
	$	$
2020 (1)	21	1
2021	25	2
2022	20	1
2023	14	1
2024	9	1
Thereafter	14	6
Total lease payments	103	12

Less: Imputed interest	11	3

Total lease liabilities	92	9

(1)	Represents the remaining nine months of 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		March 31, 2020			December 31, 2019
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	376	(111)	265	380	(108)	272
Technology	7 – 20	8	(5)	3	8	(5)	3
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	28	(16)	12	29	(16)	13
		416	(134)	282	421	(131)	290
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		231	—	231	235	—	235
License rights		6	—	6	6	—	6
Catalog rights		38	—	38	38	—	38
Total		695	(134)	561	704	(131)	573

Amortization expense related to intangible assets for the three months ended March 31, 2020 was $5 million (2019 – $5 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2020	2021	2022	2023	2024
	$	$	$	$	$
Amortization expense related to intangible assets	21 (1)	21	20	20	20

(1)	Represents twelve months of amortization

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

For the three months ended March 31, 2019, the Company recorded $10 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive (Loss) Income. The Company also recorded $3 million of severance and termination costs and a $1 million write-down of inventory under Closure and restructuring costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the three months ended March 31, 2020 and the year ended December 31, 2019:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2018	(24)	(231)	11	(223)	(467)
Natural gas swap contracts	(10)	N/A	N/A	N/A	(10)
Currency options	5	N/A	N/A	N/A	5
Foreign exchange forward contracts	16	N/A	N/A	N/A	16
Net gain	N/A	1	1	N/A	2
Foreign currency items	N/A	N/A	N/A	21	21
Other comprehensive income before reclassifications	11	1	1	21	34
Amounts reclassified from Accumulated other comprehensive loss	8	33	(1)	—	40
Net current period other comprehensive income	19	34	—	21	74
Balance at December 31, 2019	(5)	(197)	11	(202)	(393)
Natural gas swap contracts	(2)	N/A	N/A	N/A	(2)
Currency options	(8)	N/A	N/A	N/A	(8)
Foreign exchange forward contracts	(39)	N/A	N/A	N/A	(39)
Foreign currency items	N/A	N/A	N/A	(74)	(74)
Other comprehensive loss before reclassifications	(49)	—	—	(74)	(123)
Amounts reclassified from Accumulated other comprehensive loss	7	1	—	—	8
Net current period other comprehensive (loss) income	(42)	1	—	(74)	(115)
Balance at March 31, 2020	(47)	(196)	11	(276)	(508)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	March 31, 2020	March 31, 2019
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	(5)	—
Currency options and forwards (1)	(4)	(1)
Total before tax	(9)	(1)
Tax benefit	2	—
Net of tax	(7)	(1)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	(2)	(3)
Amortization of prior year service cost (2)	—	(1)
Total before tax	(2)	(4)
Tax benefit	1	1
Net of tax	(1)	(3)

(1)	These amounts are included in Cost of sales in the Consolidated Statements of Earnings and Comprehensive (Loss) Income.
(2)	These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

SHAREHOLDERS’ EQUITY

DIVIDENDS

On February 18, 2020, the Company’s Board of Directors approved a quarterly dividend of $0.455 per share, to be paid to holders of the Company’s common stock. Total dividends of approximately $25 million were paid on April 15, 2020 to shareholders of record on April 2, 2020.

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

During the first quarter of 2020, the Company repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

During the first quarter of 2019, there were no shares repurchased under the Program.

SUSPENSION OF CAPITAL RETURN PROGRAM

Due to the unprecedented market conditions and uncertainty caused by COVID-19, the Company has suspended the payment of its regular quarterly dividend and stock repurchase program in order to preserve cash and provide additional flexibility in the current environment. The Board of Directors will continue to evaluate the Company’s capital return program based upon customary considerations, including market conditions.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The Province issued a Director's order under environmental laws to certain prior owners of the Dryden Property in connection with a nearby waste disposal site that never has been owned by Domtar.  The Director's order required certain work to be conducted by those prior owners.  The prior owners asserted that the Indemnity covered the work required by the Director’s order.  Following extensive litigation, the Supreme Court of Canada found, among other things, that the Indemnity covered third-party claims, but not first-party claims, such as the Director's order.

In the future, the Province may challenge whether Domtar has the benefit of the Indemnity. In addition to the Indemnity, Domtar has other recourses relating to the historical contamination.

The situation involving the historical contamination is continuing to develop, and Domtar cannot predict its outcome. While Domtar currently does not believe that it will be required to incur costs that would have a material impact on its results of operations or financial condition, there is no certainty that this is in fact the case.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31, 2020
$
Balance at beginning of year	35
Additions and other changes	1
Environmental spending	(1)
Effect of foreign currency exchange rate change	(2)
Balance at end of period	33

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2020, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2020, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2020 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As a result of changes in Domtar’s organization structure, the Company has changed its segment reporting. Starting January 1, 2020, Domtar’s materials business, EAM Corporation, a manufacturer of high quality airlaid and ultrathin laminated cores, previously reported under its Personal Care segment is now presented under its Pulp and Paper segment. Prior period segment results have been restated to the new segment presentation with no significant impact on segment results. There were no changes to the Company’s consolidated sales or operating income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
SEGMENT DATA	March 31, 2020	March 31, 2019
	$	$
Sales by segment
Pulp and Paper	1,031	1,157
Personal Care	266	239
Total for reportable segments	1,297	1,396
Intersegment sales	(19)	(20)
Consolidated sales	1,278	1,376

Sales by product group
Communication papers	623	685
Specialty and packaging papers	150	169
Market pulp	231	275
Absorbent hygiene products	274	247
Consolidated sales	1,278	1,376

Depreciation and amortization
Pulp and Paper	58	58
Personal Care	14	15
Total for reportable segments	72	73
Impairment of long-lived assets - Personal Care	—	10
Consolidated depreciation and amortization and impairment of long-lived assets	72	83

Operating income (loss)
Pulp and Paper	4	144
Personal Care	20	(8)
Corporate	(5)	(21)
Consolidated operating income	19	115
Interest expense, net	14	13
Non-service components of net periodic benefit cost	(4)	(3)
Earnings before income taxes and equity loss	9	105
Income tax expense	3	24
Equity loss, net of taxes	1	1
Net earnings	5	80

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2020 and December 31, 2019, the Statements of Earnings and Comprehensive (Loss) Income and Cash Flows for the three months ended March 31, 2020 and 2019 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	March 31, 2020
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,045	465	(232)	1,278
Operating expenses
Cost of sales, excluding depreciation and amortization	—	947	368	(232)	1,083
Depreciation and amortization	—	51	21	—	72
Selling, general and administrative	2	26	74	—	102
Other operating loss (income), net	—	4	(2)	—	2
	2	1,028	461	(232)	1,259
Operating (loss) income	(2)	17	4	—	19
Interest expense (income), net	16	19	(21)	—	14
Non-service components of net periodic benefit cost	—	(1)	(3)	—	(4)
(Loss) earnings before income taxes	(18)	(1)	28	—	9
Income tax (benefit) expense	(2)	3	2	—	3
Equity loss, net of taxes	—	1	—	—	1
Share in earnings of equity accounted investees	21	26	—	(47)	—
Net earnings	5	21	26	(47)	5
Other comprehensive loss	(115)	(117)	(73)	190	(115)
Comprehensive loss	(110)	(96)	(47)	143	(110)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2019
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,126	531	(281)	1,376
Operating expenses
Cost of sales, excluding depreciation and amortization	—	930	403	(281)	1,052
Depreciation and amortization	—	51	22	—	73
Selling, general and administrative	6	56	61	—	123
Impairment of long-lived assets	—	10	—	—	10
Closure and restructuring costs	—	2	2	—	4
Other operating (income) loss, net	—	(4)	3	—	(1)
	6	1,045	491	(281)	1,261
Operating (loss) income	(6)	81	40	—	115
Interest expense (income), net	17	20	(24)	—	13
Non-service components of net periodic benefit cost	—	—	(3)	—	(3)
(Loss) earnings before income taxes	(23)	61	67	—	105
Income tax (benefit) expense	(6)	14	16	—	24
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	97	50	—	(147)	—
Net earnings	80	97	50	(147)	80
Other comprehensive income	17	17	4	(21)	17
Comprehensive income	97	114	54	(168)	97

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	March 31, 2020
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	87	2	63	—	152
Receivables	—	157	443	—	600
Inventories	—	503	237	—	740
Prepaid expenses	3	18	11	—	32
Income and other taxes receivable	36	2	18	(29)	27
Intercompany accounts	652	671	300	(1,623)	—
Total current assets	778	1,353	1,072	(1,652)	1,551
Property, plant and equipment, net	—	1,684	809	—	2,493
Operating lease right-of-use assets	—	62	15	—	77
Intangible assets, net	—	242	319	—	561
Investments in affiliates	3,532	2,441	—	(5,973)	—
Intercompany long-term advances	5	1	1,517	(1,523)	—
Other assets	14	24	126	(13)	151
Total assets	4,329	5,807	3,858	(9,161)	4,833
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	46	437	217	—	700
Intercompany accounts	473	361	789	(1,623)	—
Income and other taxes payable	27	14	14	(29)	26
Operating lease liabilities due within one year	—	21	6	—	27
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	546	833	1,027	(1,652)	754
Long-term debt	1,013	—	89	—	1,102
Operating lease liabilities	—	56	9	—	65
Intercompany long-term loans	561	961	1	(1,523)	—
Deferred income taxes and other	1	311	158	(13)	457
Other liabilities and deferred credits	27	114	133	—	274
Shareholders' equity	2,181	3,532	2,441	(5,973)	2,181
Total liabilities and shareholders' equity	4,329	5,807	3,858	(9,161)	4,833

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2019
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

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2020
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	5	21	26	(47)	5
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	7	40	(11)	47	83
Cash flows from operating activities	12	61	15	—	88
Investing activities
Additions to property, plant and equipment	—	(38)	(24)	—	(62)
Cash flows used for investing activities	—	(38)	(24)	—	(62)
Financing activities
Dividend payments	(26)	—	—	—	(26)
Stock repurchase	(59)	—	—	—	(59)
Net change in bank indebtedness	—	(10)	—	—	(10)
Change in revolving credit facility	140	—	—	—	140
Proceeds from receivables securitization facility	—	—	25	—	25
Increase in long-term advances to related parties	—	(22)	—	22	—
Decrease in long-term advances to related parties	22	—	—	(22)	—
Other	(3)	—	—	—	(3)
Cash flows provided from (used for) financing activities	74	(32)	25	—	67
Net increase (decrease) in cash and cash equivalents	86	(9)	16	—	93
Impact of foreign exchange on cash	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of period	1	11	49	—	61
Cash and cash equivalents at end of period	87	2	63	—	152

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17.

_________________

SUBSEQUENT EVENTS

TEMPORARY IDLING OF PAPER CAPACITY TO ADDRESS COVID-19 RELATED BUSINESS IMPACT

On April 6, 2020, Domtar announced the temporary idling of the operations of its Kingsport, Tennessee mill and the A62 paper machine at its Ashdown, Arkansas mill for three months in response to the unforeseeable business conditions created by the COVID-19 pandemic.

On April 27, 2020, Domtar further announced the temporary idling of the operations of its Hawesville, Kentucky mill beginning May 5th, 2020. The Company expects to restart the H1 paper machine in June 2020, while the H2 paper machine will remain idle until July 2020.

The temporary shutdowns will reduce Domtar’s uncoated freesheet paper production capacity by approximately 227,000 short tons. As a result, the Company laid off approximately 304 employees at its Kingsport mill, 142 employees at its Ashdown mill and 400 employees at its Hawesville mill.

PURCHASE OF APPVION POINT OF SALE BUSINESS

On February 14, 2020, Domtar entered into a purchase agreement with Appvion Operations, Inc. to acquire Appvion’s Point of Sale paper business. The transaction was completed on April 27, 2020. The asset purchase agreement includes the coater and related equipment located only at the West Carrollton, Ohio, facility as well as a license for all corresponding intellectual property.

TERM LOAN

On May 5, 2020, the Company entered into a $300 million Term Loan Agreement (the “Term Loan Agreement”) that matures on May 5, 2025. The Term Loan Agreement was fully drawn down at closing. The Company is using borrowings under the Term Loan Agreement to repay other debt, to pay related fees and expenses and to add to cash reserves. Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 2.5% and require principal repayments of $3 million each quarter. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. All borrowings under the Term Loan are unsecured. Certain domestic subsidiaries of the Company unconditionally guarantee any obligations from time to time arising under the Term Loan Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “Forward-looking statements”, as well as in item 1A, risk factors, in this report. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings, and shipment volumes are based on the three month periods ended March 31, 2020 and 2019. The three month periods are also referred to as the first quarter of 2020 and 2019. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month period ended March 31, 2020
•	Impact of the COVID-19 pandemic and Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

As a result of changes in our organizational structure, we have changed our segment reporting. Starting January 1, 2020, our materials business, EAM Corporation, a manufacturer of high quality airlaid and ultrathin laminated cores, previously reported under our Personal Care segment is now presented under our Pulp and Paper segment. There were no changes to our consolidated sales or operating income. Prior period segment results have been restated to the new segment presentation with no significant impact on segment results.

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2020

•	Operating income and net earnings decreased by 83% and 94%, respectively, from the first quarter of 2019
•

Sales decreased by 7% from the first quarter of 2019. Net average selling prices for pulp and paper were down from the first quarter of 2019. Our manufactured paper volumes were down while our pulp volumes were up and our Personal Care business had higher volume and favorable mix when compared to the first quarter of 2019

•	We repurchased $59 million of our common stock and paid $26 million in dividends

	Three months ended
			Variance
FINANCIAL HIGHLIGHTS	March 31, 2020	March 31, 2019	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,278	$1,376	(98)	-7%
Operating income	19	115	(96)	-83%
Net earnings	5	80	(75)	-94%
Net earnings per common share (in dollars)[1]:
Basic	$0.09	$1.27	(1.18)	-93%
Diluted	$0.09	$1.27	(1.18)	-93%

			At March 31, 2020	At December 31, 2019
Total assets			$4,833	$4,903
Total long-term debt, including current portion			$1,103	$939

[1]	See Note 4 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

Impact of the COVID-19 pandemic

With the unprecedented and rapid spread of COVID-19  and social distancing measures implemented throughout the world due to the pandemic, we have seen the profound impact this virus is having on human health, the global economy and society in general. We are actively monitoring the impact of COVID-19 on all aspects of our business, including how it will impact our employees, operations, customers, suppliers, liquidity and capital resources.

Our operations are considered to be essential services in the jurisdictions where we operate. Certain of our paper products are used in the testing for COVID-19 as well as for personal protection medical gowns, and our personal care products are essential to the daily lives of consumers. All of our operating sites were in operation throughout the three months ended March 31, 2020. However, demand for our paper has declined significantly since the beginning of April, largely due to work-from-home rules and the overall economic slowdown. The length and severity of the reduction in paper demand is uncertain; at the current time, we expect the adverse impact to continue through the second quarter of 2020. Beyond the second quarter of 2020, paper demand will depend largely on when, and the extent to which, work-from-home reduces and on the timing of the return to normal global economic activities.

Effects from COVID-19 began for us at the end of the first quarter but were not material to the three-month’s results ended March 31, 2020. April shipments of paper were lower by approximately 35% when compared to the first quarter monthly average. Our April average selling price for paper decreased when compared to the average selling price for the first quarter of 2020. As a result of the decrease in demand, on April 6, 2020 we announced the temporary idling of 144,000 tons of capacity, and on April 27, 2020 we announced the temporary idling of a further 83,000 tons of capacity. These measures removed approximately 227,000 tons of our 2020 production capacity. At this point, these measures are expected to maintain inventory at appropriate levels. For more information on these announced temporary idlings, refer to Note 17 “Subsequent Events” of the financial statements in this Quarterly Report on Form 10-Q. We continue to monitor market demand and are prepared to further reduce capacity if necessary.
Our pulp shipments were steady in the three months ended March 31, 2020 despite some logistical challenges and a major shutdown of operations in China due to COVID-19. We experienced good demand from our North American consumer tissue customers, and we expect overall demand in the second quarter to remain strong, particularly in China as the Chinese government continues to reopen the economy. Although we are experiencing higher than normal demand, mostly due to tissue and towel sales, we do expect containment measures across Europe and North America to adversely impact certain end-use markets. April shipments of pulp were up when compared to the first quarter monthly average. Our average selling price was slightly up when compared to the average selling price for our first quarter of 2020.

Our Personal care business experienced minimal impacts due to COVID-19 during the three months ended March 31, 2020. At the end of our first quarter and in April, we experienced increased demand across substantially all our products, due to both new customer wins and consumer increases of home inventory levels in response to COVID-19. We expect to see continued strong demand for some of our products from higher usage and the impact from new customer wins, which may be followed later in the year by potential demand softness and volatility as consumers use existing home inventories and as demand returns to more normal levels. The ultimate timing and impact of this demand volatility will depend on the duration and scope of COVID-19, global economic conditions and consumer preferences.

Below we further describe specific impacts and the measures we have taken since March 2020.

Health and Safety of our Employees

The safety of our employees continues to be our primary focus. As COVID-19 has evolved, we have taken numerous steps to protect the health and safety of our employees, including: social distancing, providing personnel protection and thermal scanning, health monitoring, contact tracing and enhanced cleaning measures. In addition, we implemented global travel restrictions and work-from-home policies for employees who have the ability to work remotely.

Operations and Supply Chain

We continue to operate in compliance with the orders and restrictions imposed by government authorities in each of our locations, and we are working with our customers to meet their specific shipment needs. We continue to place a priority on business continuity and contingency planning, including potential extended closures of any key facilities, whether because of government action or workforce disruption, or because of disruptions related to our key suppliers that might arise related to COVID-19. At this point we have experienced only minor disruptions. We actively monitor our supply chain, and we may experience disruptions in our supply chain as the pandemic continues. We cannot reasonably estimate the potential impact or timing of those events, nor can we reasonably estimate our ability to mitigate such impact.

Maintenance and Other Cost Reductions

We completed a review of all planned maintenance spending for 2020. We reduced or delayed spending where feasible, without compromising on safety or regulatory compliance. Our current expectation is to spend between $445 million and $455 million in 2020, a reduction of approximately $40 million compared to our original plan. We also have completed a review of other costs including selling, general and administrative costs. We have suspended virtually all travel and cut discretionary spending, instituted a hiring freeze for vacant positions and cut non-essential projects.

Liquidity and Capital Resources

Subsequent to March 31, 2020, we have taken actions and may take other actions, intended to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets. On May 5, 2020, we entered into a five-year $300 million term loan. We also have suspended our dividend and share buyback program until further notice. In addition, we completed a review of all planned capital expenditures for 2020 and reduced or delayed spending without compromising on safety or regulatory compliance. Our capital expenditures for 2020 are expected to be between $140 million and $150 million, a decrease of approximately $100 million compared to our planned spending.

Government Assistance

The U.S. and Canadian governments have launched several support programs to provide assistance to companies during this COVID-19 pandemic. We are reviewing the details of the various programs to see whether we might qualify.

OUTLOOK

The high degree of uncertainty and volatility day-to-day and the longer term potential impacts of the economic lockdown remain unclear. In Paper, we expect significantly lower demand in the second quarter. We expect demand for softwood and fluff pulp to remain strong in the near-term driven by accelerated growth in tissue and towel, while containment measures across Europe and North America are expected to weigh on certain end-use markets. Personal Care will continue to benefit from higher usage and the impact from new customer wins, but we expect a portion of the demand increase from consumer stock-up may reverse later in the year. Raw material costs are expected to remain stable.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our first quarter of 2020 and 2019 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Three months ended
			Variance
	March 31, 2020	March 31, 2019	$	%
Pulp and Paper	$1,031	$1,157	(126)	-11%
Personal Care	266	239	27	11%
Total for reportable segments	1,297	1,396	(99)	-7%
Intersegment sales	(19)	(20)	1
Consolidated	1,278	1,376	(98)	-7%

Shipments
Paper - manufactured (in thousands of ST)	679	736	(57)	-8%
Communication Papers	569	615	(46)	-7%
Specialty and Packaging	110	121	(11)	-9%
Paper - sourced from third parties (in thousands of ST)	22	23	(1)	-4%
Paper - total (in thousands of ST)	701	759	(58)	-8%
Pulp (in thousands of ADMT)	389	349	40	11%

ANALYSIS OF CHANGES IN SALES
	First quarter of 2020 versus First quarter of 2019
	% Change in Net Sales due to
	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	-8%	-3%	-%	-11%
Personal Care	-%	13%	-2%	11%
Consolidated sales	-6%	-1%	-%	-7%

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended
By Business Segment				Variance
	March 31, 2020	March 31, 2019	(a)	$	%
Operating income (loss)
Pulp and Paper	$4	$144		(140)	-97%
Personal Care	20	(8)		28	350%
Corporate	(5)	(21)		16	76%
Consolidated operating income	19	115		(96)	-83%

(a)

Includes a closure and restructuring charge and accelerated depreciation under Impairment of long-lived assets related to our announced margin improvement plan within our Personal Care segment of $4 million and $10 million, respectively.

First quarter of 2020 versus First quarter of 2019

	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(9)	(87)	18	(64)	2	—	—	—	(140)
Personal Care	6	—	9	(1)	(1)	11	4	—	28
Corporate	—	—	—	19	—	—	—	(3)	16
Consolidated operating income (loss)	(3)	(87)	27	(46)	1	11	4	(3)	(96)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $1 million in the first quarter of 2020, excluding foreign currency impact and there were no accelerated depreciation charges. In the first quarter of 2019, we recorded $10 million of accelerated depreciation under Impairment of long-lived assets related to our margin improvement plan in our Personal Care segment.

(d)

There were no restructuring charges in the first quarter of 2020. We recorded $3 million of severance and termination costs and a $1 million write-down of inventory under Closure and restructuring costs in the first quarter of 2019 related to our announced margin improvement plan within the Personal Care segment.

(e) First quarter of 2020 operating expenses/income includes:	First quarter of 2019 operating expenses/income includes:
- Environmental provision ($1 million) - Bad debt expense ($4 million) - Foreign currency gain on working capital items ($2 million) - Other income ($1 million)	- Environmental provision ($1 million) - Foreign currency loss on working capital items ($1 million) - Other income ($3 million)

Commentary – First quarter of 2020 compared to First quarter of 2019

Interest Expense, net

We incurred $14 million of net interest expense in the first quarter of 2020 compared to net interest expense of $13 million in the first quarter of 2019. The net interest expense was impacted by an increase in borrowings under the revolving credit facility.

Income Taxes

In the first quarter of 2020, our income tax expense was $3 million, consisting of $2 million of current income tax expense and a deferred income tax expense of $1 million. This compares to an income tax expense of $24 million in the first quarter of 2019, consisting of $27 million of current income tax expense and a deferred income tax benefit of $3 million. We received income tax refunds, net of income tax payments, of $25 million during the first quarter of 2020. The effective tax rate was 33% compared with an effective tax rate of 23% in the first quarter of 2019. The effective tax rate for 2020 was impacted by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits. The effective tax rate for the first quarter of 2019 was impacted by the inclusion of additional forecasted tax expense for 2019 for Global Intangible Low-taxed Income and for forecasted withholding tax on unremitted foreign earnings. The effective tax rate for the first quarter of 2019 was also favorably impacted by the recognition of a $1 million research and development credit in a U.S. state.

Commentary – Segment Review

Pulp and Paper Segment

EAM’s results of operations, previously reported under our Personal Care segment, are now presented under our Pulp and Paper segment with no significant impact on our segments results. Prior period segment results have been restated to the new segment presentation.

Sales in our Pulp and Paper segment decreased by $126 million, or 11%, when compared to sales in the first quarter of 2019. This decrease in sales is mostly due to a decrease in net average selling prices for pulp and paper as well as a decrease in our paper sales volumes. This decrease was partially offset by an increase in our pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $4 million in the first quarter of 2020, a decrease of $140 million, when compared to operating income of $144 million in the first quarter of 2019. Our results were negatively impacted by:

•	Lower net average selling prices for pulp and paper ($87 million)
•

Higher operating expenses ($64 million) mostly related to higher maintenance costs due to the timing of major maintenance as well as lower production, partially offset by lower freight costs when compared to the first quarter of 2019

•	Lower volume and mix ($9 million)

These decreases were partially offset by:

•	Lower input costs ($18 million) mostly related to lower costs of fiber due to weather-related wood supply shortage in the first quarter of 2019
•	Positive impact of a weaker Canadian dollar on our Canadian dollar denominated expenses, net of our hedging program ($2 million)

Purchase of Appvion Point of Sale Business

On February 14, 2020, we entered into an asset purchase agreement with Appvion Operations, Inc. to acquire their Point of Sale paper business. The transaction was completed on April 27, 2020. The asset purchase agreement includes the coater and related equipment located only at the West Carrollton, Ohio, facility as well as a license for all corresponding intellectual property.

Paper Machine Idling

On April 6, 2020, we announced the temporary idling of the operations of our Kingsport, Tennessee mill and the A62 paper machine at our Ashdown, Arkansas mill for three months in response to the unforeseeable business conditions created by the COVID-19 pandemic.

On April 27, 2020, we further announced the temporary idling of the operations of our Hawesville, Kentucky mill beginning May 5th, 2020. We expect to restart the H1 paper machine in June 2020, while the H2 paper machine will remain idle until July 2020.

The temporary shutdowns will reduce our uncoated freesheet paper production capacity by approximately 227,000 short tons. As a result, we laid off approximately 304 employees at our Kingsport mill, 142 employees at our Ashdown mill and 400 employees at our Hawesville mill.

Economic conditions and uncertainties

The markets in which our pulp and paper business operate are highly competitive with well-established domestic and foreign manufacturers. Most of our products are commodities that are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. We also compete on the basis of product quality, breadth of offering and service solutions. Further, we compete against electronic transmission and document storage alternatives. As a result of such competition, we are experiencing ongoing decreasing demand for most of our existing paper products. In addition, current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions in certain countries due to economic slowdowns and government restrictions on movement.

The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products.

The high degree of uncertainty and volatility day-to-day and the longer term potential impacts of the economic lockdown remain unclear. In Paper, we expect significantly lower demand in the second quarter. We expect demand for softwood and fluff pulp to remain strong in the near-term driven by accelerated growth in tissue and towel, while certain containment measures across Europe and North America are expected to weigh on certain end-use markets. Raw material costs are expected to remain stable.

Personal Care Segment

Sales in our Personal Care segment increased by $27 million, or 11%, when compared to sales in the first quarter of 2019. This increase in sales was driven by higher volume and favorable mix and partially offset by unfavorable foreign currency exchange, mostly due to the fluctuation between the U.S dollar and the Euro.

Operating income increased by $28 million, or 350%, in the first quarter of 2020 compared to the first quarter of 2019. Our results were positively impacted by:

•

Lower depreciation/impairment charges ($11 million) mostly due to the non-cash impairment of long-lived assets charge of $10 million recorded in the first quarter of 2019, related to our margin improvement plan

•	Lower input costs mostly due to lower raw materials pricing ($9 million)
•	Higher volume and favorable mix ($6 million)
•	Lower closure and restructuring charges ($4 million) due to our 2019 margin improvement plan

These increases were partially offset by:

•	Unfavorable foreign exchange impact, net of our hedging program ($1 million)
•	Higher operating expenses ($1 million)

Economic conditions and uncertainties

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

Personal Care will continue to benefit from higher usage and the impact from new customer wins, but we expect a portion of the demand increase from consumer stock-up may reverse later in the year.

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

For the three months ended March 31, 2019, we recorded $10 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss). We also recorded $3 million of severance and termination costs and $1 million of write-down of inventory under Closure and restructuring costs.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2020, stock-based compensation income recognized in our results of operations was $3 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $7 million. This compares to a stock-based compensation expense of $16 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $12 million in the first quarter of 2019. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our contractually committed $700 million credit facility, of which $480 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $11 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities totaled $88 million in the first quarter of 2020, a $33 million increase compared to cash flows from operating activities of $55 million in the first quarter of 2019. This increase in cash flows from operating activities is primarily due to a decrease in cash flow from working capital requirements, partially offset by a decrease in profitability in the first quarter of 2020 when compared to the first quarter of 2019. We received income tax refunds, net of payments, of $25 million during the first quarter of 2020 compared to income tax payments, net of refunds, of $6 million in the first quarter of 2019.

Investing Activities

Cash flows used for investing activities in the first quarter of 2020 amounted to $62 million, a $16 million increase compared to cash flows used for investing activities of $46 million in the first quarter of 2019.

The use of cash in the first quarter of 2020 was attributable to additions to property, plant and equipment of $62 million.

The use of cash in the first quarter of 2019 was attributable to additions to property, plant and equipment of $46 million.

Our capital expenditures for 2020 are expected to be between $140 million and $150 million.

Financing Activities

Cash flows provided from financing activities totaled $67 million in the first quarter of 2020 compared to cash flows used for financing activities of $25 million in the first quarter of 2019.

In the first quarter of 2020, we increased our net proceeds from borrowings under our credit facilities (revolver and receivables securitization) ($165 million). This was partially offset by the use of cash primarily due to the repurchase of our common stock ($59 million) and dividend payments ($26 million).

The use of cash in the first quarter of 2019 was primarily the result of dividend payments ($27 million).

Capital Resources

Net indebtedness, consisting of long-term debt, net of cash and cash equivalents, was $951 million as of March 31, 2020 compared to $887 million as of December 31, 2019.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At March 31, 2020 and March 31, 2019, we were in compliance with these financial covenants, and borrowings under the Credit Agreement amounted to $220 million (March 31, 2019 – nil). At March 31, 2020 and March 31, 2019, our interest coverage ratio was 9.3 and 14.8, respectively, and our leverage ratio was 2.1 and 1.1, respectively. At March 31, 2020 and March 31, 2019, we had no outstanding letters of credit, leaving $480 million unused and available under this facility.

Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021 .

At March 31, 2020, borrowings under the receivables securitization facility amounted to $80 million, and we had $50 million of letters of credit under the program (March 31, 2019 – $50 million and $53 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations. At March 31, 2020, we had $11 million unused and available under the receivable securitization facility.

Common Stock

On February 18, 2020, our Board of Directors approved a quarterly dividend of $0.455 per share, to be paid to holders of our common stock. Total dividends of approximately $25 million were paid on April 15, 2020 to shareholders of record on April 2, 2020.

Recent Financing Actions

Subsequent to March 31, 2020, we have taken actions and may continue to take actions intended to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets.

On May 5, 2020, we entered into a $300 million new Term Loan Agreement that matures on May 5, 2025. The Term Loan Agreement was fully drawn down at closing. 2020. We are using borrowings under the Term Loan Agreement to repay other debt, to pay related fees and expenses and to add to cash reserves. For more information, refer to Note 17 “Subsequent Events” of the financial statements in this Quarterly Report on Form 10-Q for more information on the new Term Loan Agreement.

We have suspended our capital return program; including the company’s stock repurchase program and the suspension of our regular quarterly dividend. Our Board of Directors will continue to evaluate our capital return program based upon customary considerations, including market conditions.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2020, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2020, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

There has not been any material change to our policies since December 31, 2019. For more details, refer to Note 2 “Recent Accounting Pronouncements” of the financial statements in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance, liquidity and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of our manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	cyberattack or other security breaches;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of long-lived assets, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any;
•

a material disruption in our supply chain, manufacturing or distribution operations such as public health crises that impact trade or the general economy, including COVID-19 and other viruses, diseases or illnesses; and

•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Except for the addition of “Equity Risk”, there has not been any material change in our exposure to market risk since December 31, 2019. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 3 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

EQUITY RISK

We are exposed to changes in share price with regard to our stock-based compensation program. We manage our exposure through the use of derivative instruments such as equity swap contracts. In March 2020, we entered into a total return swap agreement covering 500,000 common shares maturing on March 4, 2022.

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

For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2019, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. Except as stated below, there were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019.

A global pandemic (or any disease outbreak, including epidemics, pandemics, or similar widespread public health concerns such as the recent COVID-19 pandemic) could have a material adverse effect on the Company’s business operations, results of operations, cash flows and financial position

The Company’s business may be negatively impacted by the fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as travel restrictions or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine. These impacts include, but are not limited to:

• Significant reductions in demand or significant volatility in demand for one or more of the Company’s products, which may be caused by, among other things: the temporary inability of consumers to purchase the Company’s products due to illness, quarantine or other travel restrictions, financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products or use of alternatives, stockpiling or similar pantry-loading activity; if prolonged, such impacts can further increase the difficulty of planning for operations and may adversely impact the Company’s results;

• Inability to meet the Company’s customers’ needs and achieve cost targets due to disruptions in the Company’s manufacturing and supply arrangements caused by constrained workforce capacity or the loss or disruption of other essential manufacturing and supply elements such as raw materials or other finished product components, transportation, or other manufacturing and distribution capability;

• Failure of third parties on which the Company rely, including the Company’s suppliers, distributors, contractors or commercial banks, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact the Company’s operations; or

• Significant changes in the political conditions in the markets in which the Company’s manufacture, sell or distribute its products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close the Company’s operating and manufacturing facilities, restrict the Company’s employees’ ability to travel or perform necessary business functions, or otherwise prevent the Company’s suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution and sale of the Company’s products, which could adversely impact the Company’s results.

Despite the Company’s efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended March 31, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
January 1 through January 31, 2020	172,087	$35.15	172,087	$396,992
February 1 through February 29, 2020	1,490,376	$33.14	1,490,376	$347,601
March 1 through March 31, 2020	135,843	$29.45	135,843	$343,601
	1,798,306	$33.05	1,798,306

During the first quarter of 2020, we repurchased 1,798,306 shares at an average price of $33.05 per share, for a total cost of $59 million under our stock repurchase program (the “Program”). As of March 31, 2020, we have $344 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

During the first quarter of 2019, there were no shares repurchased under the Program.

Due to the unprecedented market conditions and uncertainty caused by the COVID-19 pandemic, we have suspended our capital return program; including the Company’s stock repurchase program, in order to preserve cash and provide additional flexibility in the current environment. Our Board of Directors will continue to evaluate our capital return program based upon customary considerations, including market conditions.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1	Term Loan Agreement, dated as of May 5, 2020, among Domtar Corporation, as borrower, the lenders party thereto and Cobank, ACB, a farm credit bank, as agent
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 8, 2020

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary