Form 10-Q
period 2020-06-30
Domtar CORP
filed 2020-08-07
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

At July 31, 2020, 55,192,623 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	(Unaudited)
	$	$	$	$
Sales	1,012	1,317	2,290	2,693
Operating expenses
Cost of sales, excluding depreciation and amortization	837	1,079	1,920	2,131
Depreciation and amortization	71	74	143	147
Selling, general and administrative	93	105	195	228
Impairment of long-lived assets (NOTE 12)	—	15	—	25
Closure and restructuring costs (NOTE 12)	1	8	1	12
Other operating (income) loss, net (NOTE 7)	(4)	2	(2)	1
	998	1,283	2,257	2,544
Operating income	14	34	33	149
Interest expense, net	15	13	29	26
Non-service components of net periodic benefit cost (NOTE 6)	(5)	(2)	(9)	(5)
Earnings before income taxes and equity loss	4	23	13	128
Income tax (benefit) expense (NOTE 8)	(15)	5	(12)	29
Equity loss, net of taxes	—	—	1	1
Net earnings	19	18	24	98
Per common share (in dollars) (NOTE 5)
Net earnings
Basic	0.34	0.29	0.43	1.56
Diluted	0.34	0.28	0.43	1.55
Weighted average number of common shares outstanding (millions)
Basic	55.2	63.0	55.6	63.0
Diluted	55.3	63.3	55.7	63.3
Cash dividends per common share	0.46	0.44	0.91	0.87

Net earnings	19	18	24	98
Other comprehensive income (loss) (NOTE 14):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(9) and $7, respectively (2019 – $(1) and $(5), respectively)	29	3	(20)	14
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(2) and $(4), respectively (2019 – $(1) and $(1), respectively)	6	1	13	2
Foreign currency translation adjustments	39	20	(35)	22
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of nil and $(1), respectively (2019 – $(1) and $(2), respectively)	2	2	3	5
Other comprehensive income (loss)	76	26	(39)	43
Comprehensive income (loss)	95	44	(15)	141

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2020	2019
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	124	61
Receivables, less allowances of $11 and $6	535	577
Inventories (NOTE 9)	767	786
Prepaid expenses	36	33
Income and other taxes receivable	34	61
Total current assets	1,496	1,518
Property, plant and equipment, net	2,509	2,567
Operating lease right-of-use assets (NOTE 10)	74	81
Intangible assets, net (NOTE 11)	564	573
Other assets	162	164
Total assets	4,805	4,903
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	9
Trade and other payables	565	705
Income and other taxes payable	33	23
Operating lease liabilities due within one year (NOTE 10)	28	28
Long-term debt due within one year	13	1
Total current liabilities	639	766
Long-term debt	1,089	938
Operating lease liabilities (NOTE 10)	62	69
Deferred income taxes and other	461	479
Other liabilities and deferred credits	277	275
Commitments and contingencies (NOTE 16)
Shareholders' equity (NOTE 15)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 9,809,399 and 8,120,194 shares	—	—
Additional paid-in capital	1,711	1,770
Retained earnings	997	998
Accumulated other comprehensive loss	(432)	(393)
Total shareholders' equity	2,277	2,376
Total liabilities and shareholders' equity	4,805	4,903

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	June 30, 2020
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at March 31, 2020	55.2	1	1,710	978	(508)	2,181
Stock-based compensation, net of tax	—	—	1	—	—	1
Net earnings	—	—	—	19	—	19
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(9)	—	—	—	—	29	29
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(2)	—	—	—	—	6	6
Foreign currency translation adjustments	—	—	—	—	39	39
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of nil	—	—	—	—	2	2
Balance at June 30, 2020	55.2	1	1,711	997	(432)	2,277

	For the six months ended
	June 30, 2020
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2019	56.9	1	1,770	998	(393)	2,376
Stock-based compensation, net of tax	0.1	—	—	—	—	—
Net earnings	—	—	—	24	—	24
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $7	—	—	—	—	(20)	(20)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(4)	—	—	—	—	13	13
Foreign currency translation adjustments	—	—	—	—	(35)	(35)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	3	3
Stock repurchase	(1.8)	—	(59)	—	—	(59)
Cash dividends declared	—	—	—	(25)	—	(25)
Balance at June 30, 2020	55.2	1	1,711	997	(432)	2,277

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2020	June 30, 2019
	(Unaudited)
	$	$
Operating activities
Net earnings	24	98
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	143	147
Deferred income taxes and tax uncertainties	(12)	(1)
Impairment of long-lived assets	—	25
Stock-based compensation expense	3	5
Equity loss, net	1	1
Changes in assets and liabilities, excluding the effect of acquisition of business
Receivables	42	40
Inventories	20	(54)
Prepaid expenses	2	(11)
Trade and other payables	(95)	(76)
Income and other taxes	40	(14)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(1)	1
Other assets and other liabilities	(12)	13
Cash flows from operating activities	155	174
Investing activities
Additions to property, plant and equipment	(102)	(101)
Proceeds from disposals of property, plant and equipment	—	1
Acquisition of business, net of cash acquired	(30)	—
Cash flows used for investing activities	(132)	(100)
Financing activities
Dividend payments	(51)	(55)
Stock repurchase	(59)	(8)
Net change in bank indebtedness	(10)	3
Change in revolving credit facility	(80)	—
Proceeds from receivables securitization facility	25	80
Repayments of receivables securitization facility	(80)	(110)
Issuance of long-term debt	300	—
Repayments of long-term debt	—	(1)
Other	(4)	(1)
Cash flows provided from (used for) financing activities	41	(92)
Net increase (decrease) in cash and cash equivalents	64	(18)
Impact of foreign exchange on cash	(1)	—
Cash and cash equivalents at beginning of period	61	111
Cash and cash equivalents at end of period	124	93
Supplemental cash flow information
Net cash payments (refund) for:
Interest	25	23
Income taxes	(24)	50

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first six months of the year may not necessarily be indicative of full-year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission. The December 31, 2019 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

_________________

ACQUISITION OF BUSINESS

Purchase of Appvion Point of Sale business

On April 27, 2020, Domtar Corporation completed the acquisition of the Point of Sale paper business from Appvion Operation Inc. The business includes the coater and related equipment located at Appvion’s West Carrollton, Ohio, facility as well as a license for all corresponding intellectual property and assumed liabilities related to post-retirement benefits. The results of this business have been included in the consolidated financial statements as of April 27, 2020 and are presented in the Pulp and Paper reportable segment. The purchase price was $20 million in cash plus the book value of raw materials and finished goods inventory, subject to post-closing adjustments. The acquisition was accounted for as a business combination under the acquisition method of accounting. The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s preliminary estimates of their fair value, which was based on information currently available. The items to be finalized are inventory, equipment, assumed liabilities, intangible assets, deferred tax balances and goodwill. The Company will complete the valuation of all assets and liabilities within the next 12 months.

The table below illustrates the preliminary purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Inventories	$11
Property, plant and equipment	25
Total assets	36

Less: Assumed liabilities	6

Fair value of net assets acquired at the date of acquisition	30

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2020, one Pulp and Paper segment customer located in the U.S. represented 10% or $53 million of the Company’s receivables (December 31, 2019 – two Pulp and Paper segment customers located in the U.S. represented 11% or $66 million, and 11% or $65 million, respectively).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2020 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBtu(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2020 (1)	4,351,238	$13	35%
2021	9,270,000	$27	37%
2022	9,270,000	$25	37%
2023	4,210,000	$12	17%

(1)	Represents the remaining six months of 2020
(2)	MMBtu: Millions of British thermal units

The natural gas derivative contracts were effective as of June 30, 2020.

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

JUNE 30, 2020

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

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of June 30, 2020 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate

CAD/USD	Pulp and Paper	2020 (1)	447 CAD	94%	1 USD = 1.3246	1 USD = 1.3414

CAD/USD	Pulp and Paper	2021	651 CAD	69%	1 USD = 1.3450	1 USD = 1.3560

CAD/USD	Pulp and Paper	2022	216 CAD	23%	1 USD = 1.3723	1 USD = 1.3723

(1)Represents the remaining six months of 2020

The foreign exchange derivative contracts were effective as of June 30, 2020.

FAIR VALUE MEASUREMENT

The accounting standards for fair value measurements and disclosures establish a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement.

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

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at June 30, 2020 and December 31, 2019, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	6	—	6	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Total Assets	10	—	10	—

Liabilities derivatives
Currency derivatives	14	—	14	—	(a)	Trade and other payables
Natural gas swap contracts	5	—	5	—	(a)	Trade and other payables
Currency derivatives	6	—	6	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	5	—	5	—	(a)	Other liabilities and deferred credits
Total Liabilities	30	—	30	—

Other instruments:
Stock-based compensation - liability awards	4	4	—	—		Trade and other payables
Stock-based compensation - liability awards	10	10	—	—		Other liabilities and deferred credits
Equity swap contracts	3	3	—	—		Other liabilities and deferred credits
Long-term debt	1,160	—	1,160	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $10 million at June 30, 2020, of which a loss of $5 million is expected to be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2020.

The net cumulative loss recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $10 million at June 30, 2020, of which a loss of $8 million is expected to be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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
-

For currency derivatives: Foreign currency forward and option contracts are valued using standard valuation models. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2020 and December 31, 2019. The carrying value of the Company’s long-term debt is $1,102 million and $939 million at June 30, 2020 and December 31, 2019, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net earnings	$19	$18	$24	$98
Weighted average number of common shares outstanding (millions)	55.2	63.0	55.6	63.0
Effect of dilutive securities (millions)	0.1	0.3	0.1	0.3
Weighted average number of diluted common shares outstanding (millions)	55.3	63.3	55.7	63.3

Basic net earnings per common share (in dollars)	$0.34	$0.29	$0.43	$1.56
Diluted net earnings per common share (in dollars)	$0.34	$0.28	$0.43	$1.55

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Options to purchase common shares	409,776	219,211	409,776	219,211

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans, including multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2020, the pension expense was $9 million and $21 million, respectively (2019 – $9 million and $23 million, respectively).

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company sponsors both contributory and non-contributory defined benefit pension plans. Non-unionized employees in Canada joining the Company after January 1, 1998 participate in a defined contribution pension plan. Salaried employees in the U.S. joining the Company after January 1, 2008 participate in a defined contribution pension plan. Unionized and non-union hourly employees in the U.S. who are not grandfathered under the existing defined benefit pension plans, participate in a defined contribution pension plan for future service. The Company also sponsors a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs and medical and dental benefits. The Company also provides supplemental unfunded defined benefit pension plans and supplemental unfunded defined contribution pension plans to certain senior management employees.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2020		June 30, 2020
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	1	14	1
Interest expense	9	1	20	1
Expected return on plan assets	(17)	—	(34)	—
Amortization of net actuarial loss (gain)	2	(1)	4	(1)
Amortization of prior year service costs	1	—	1	—
Net periodic benefit cost	2	1	5	1

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2019		June 30, 2019
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	1	15	1
Interest expense	14	1	27	1
Expected return on plan assets	(20)	—	(40)	—
Amortization of net actuarial loss (gain)	2	(1)	5	(1)
Amortization of prior year service costs	2	—	3	—
Net periodic benefit cost	5	1	10	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

For the three and six months ended June 30, 2020, the Company contributed $2 million and $4 million, respectively (2019 – $4 million and $7 million, respectively) to the pension plans and $1 million and $2 million, respectively (2019 – $1 million and $2 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and non-recurring loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating (income) loss, net includes the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	$	$	$	$
Bad debt expense	1	1	5	1
Environmental provision	—	—	1	1
Non-production agreement terminated	(7)	—	(7)	—
Foreign exchange loss	2	1	—	2
Other	—	—	(1)	(3)
Other operating (income) loss, net	(4)	2	(2)	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INCOME TAXES

For the second quarter of 2020, the Company’s income tax benefit was $15 million, consisting of a current income tax benefit of $2 million and a deferred income tax benefit of $13 million. This compares to an income tax expense of $5 million in the second quarter of 2019, consisting of a current income tax expense of $3 million and a deferred income tax expense of $2 million. The Company made income tax payments, net of refunds, of $1 million during the second quarter of 2020. The effective tax rate was          -375% compared with an effective tax rate of 22% in the second quarter of 2019. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate and then making adjustments for discrete items arising in that quarter. In each interim quarter the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. The effective tax rate for the second quarter of 2020 was significantly impacted by such an adjustment, mainly due to a change in the mix of earnings or loss between jurisdictions. The effective tax rate for the second quarter of 2020 was also favorably impacted by the recognition of additional tax credits in various jurisdictions, as well as by the CARES Act, which granted companies the ability to carry back tax losses generated in the U.S. in 2020 to a tax year with a higher statutory tax rate. The effective tax rate for the second quarter of 2019 was favorably impacted by a change in Arkansas law, which was mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards.

For the first six months of 2020, the Company’s income tax benefit was $12 million, consisting entirely of a deferred income tax benefit of $12 million. This compares to an income tax expense of $29 million in the first six months of 2019, consisting of a current income tax expense of $30 million and a deferred income tax benefit of $1 million. The Company received refunds, net of income tax payments, of $24 million during the first six months of 2020. The effective tax rate was -92% compared to an effective tax rate of 23% in the first six months of 2019. The effective tax rate for the first six months of 2020 was significantly impacted by the mix of earnings or loss in the Company’s major jurisdictions, by the recognition of additional tax credits in various jurisdictions, and by the ability to carry back U.S. tax losses generated in 2020 to a tax year with a higher statutory tax rate. These favorable impacts were partially offset by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits. The effective tax rate for the first six months of 2019 was favorably impacted by the recognition of a $1 million R&D credit in a U.S. state as well as by a change in Arkansas law, which was mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2020	2019
	$	$
Work in process and finished goods	390	401
Raw materials	145	153
Operating and maintenance supplies	232	232
	767	786

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

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

The components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
	$	$	$	$
Operating lease expense	8	7	16	14

Finance lease expense:
Amortization of right-of-use assets	—	—	—	—
Interest on lease liabilities	—	—	—	—
Total finance lease expense	—	—	—	—

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,	June 30,
	2020	2019
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	17	15
Operating cash flows from finance leases	—	—
Financing cash flows from finance leases	—	—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	5	11
Finance leases	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2020	2019
	$	$
Operating leases
Operating leases right-of-use assets	74	81

Lease liabilities due within one year	28	28
Operating lease liabilities	62	69
	90	97

Finance leases
Property, plant and equipment	14	15
Accumulated depreciation	(7)	(7)
	7	8

Long-term debt due within one year	1	1
Long-term debt	8	9
	9	10

Weighted-average remaining lease term
Operating leases	4.6 years	4.9 years
Finance leases	9.5 years	10 years

Weighted-average discount rate
Operating leases	4.5%	4.6%
Finance leases	6.2%	6.7%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. LEASES (CONTINUED)

Maturities of lease liabilities June 30, 2020 were as follows:

	Operating leases	Finance leases
	June 30,	June 30,
	2020	2020
	$	$
2020 (1)	15	1
2021	26	2
2022	20	1
2023	15	1
2024	9	1
Thereafter	15	6
Total lease payments	100	12

Less: Imputed interest	10	3

Total lease liabilities	90	9

(1)	Represents the remaining six months of 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		June 30, 2020			December 31, 2019
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	380	(116)	264	380	(108)	272
Technology	7 – 20	8	(5)	3	8	(5)	3
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	29	(17)	12	29	(16)	13
		421	(140)	281	421	(131)	290
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		235	—	235	235	—	235
License rights		6	—	6	6	—	6
Catalog rights		38	—	38	38	—	38
Total		704	(140)	564	704	(131)	573

Amortization expense related to intangible assets for the three and six months ended June 30, 2020 was $4 million and $9 million, respectively (2019 – $4 million and $9 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2020	2021	2022	2023	2024
	$	$	$	$	$
Amortization expense related to intangible assets	21 (1)	21	20	20	20

(1)	Represents twelve months of amortization

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Other costs

For the three and six months ended June 30, 2020, other costs related to previous and ongoing closures and restructuring included $1 million of severance and termination costs (2019 – nil).

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

For the three and six months ended June 30, 2019, the Company recorded $15 million and $25 million, respectively, of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss). For the three and six months ended June 30, 2019, the Company also recorded $1 million and $4 million, respectively, of severance and termination costs; nil and $1 million, respectively, of inventory obsolescence; and $7 million and $7 million, respectively, of asset relocation and other costs, under Closure and restructuring costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

LONG-TERM DEBT

TERM LOAN

On May 5, 2020, the Company entered into a $300 million Term Loan Agreement (the “Term Loan Agreement”) that matures on May 5, 2025. The Company used borrowings under the Term Loan Agreement to repay other debt and to pay related fees and expenses. Borrowings under the Term Loan Agreement bear interest at LIBOR plus a margin of 2.5% and require principal repayments of $3 million each quarter. The Term Loan Agreement contains customary covenants, including two financial covenants: (i) an interest coverage ratio, as defined in the Term Loan Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Term Loan Agreement that must be maintained at a level of not greater than 3.75 to 1. All borrowings under the Term Loan are unsecured. Certain domestic subsidiaries of the Company guarantee the obligations arising under the Term Loan Agreement.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the six months ended June 30, 2020 and the year ended December 31, 2019:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2018	(24)	(231)	11	(223)	(467)
Natural gas swap contracts	(10)	N/A	N/A	N/A	(10)
Currency options	5	N/A	N/A	N/A	5
Foreign exchange forward contracts	16	N/A	N/A	N/A	16
Net gain	N/A	1	1	N/A	2
Foreign currency items	N/A	N/A	N/A	21	21
Other comprehensive income before reclassifications	11	1	1	21	34
Amounts reclassified from Accumulated other comprehensive loss	8	33	(1)	—	40
Net current period other comprehensive income	19	34	—	21	74
Balance at December 31, 2019	(5)	(197)	11	(202)	(393)
Natural gas swap contracts	(1)	N/A	N/A	N/A	(1)
Currency options	(3)	N/A	N/A	N/A	(3)
Foreign exchange forward contracts	(16)	N/A	N/A	N/A	(16)
Foreign currency items	N/A	N/A	N/A	(35)	(35)
Other comprehensive loss before reclassifications	(20)	—	—	(35)	(55)
Amounts reclassified from Accumulated other comprehensive loss	13	4	(1)	—	16
Net current period other comprehensive (loss) income	(7)	4	(1)	(35)	(39)
Balance at June 30, 2020	(12)	(193)	10	(237)	(432)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	June 30, 2020	June 30, 2019
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	(3)	—
Currency options and forwards (1)	(5)	(2)
Total before tax	(8)	(2)
Tax benefit	2	1
Net of tax	(6)	(1)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	(2)	(2)
Amortization of prior year service cost (2)	(1)	(2)
Total before tax	(3)	(4)
Tax benefit	—	1
Net of tax	(3)	(3)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	1
Amortization of prior year service cost (2)	—	—
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss
	For the six months ended
	June 30, 2020	June 30, 2019
	$	$
Net derivatives losses on cash flow hedge
Natural gas swap contracts (1)	(8)	—
Currency options and forwards (1)	(9)	(3)
Total before tax	(17)	(3)
Tax benefit	4	1
Net of tax	(13)	(2)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	(4)	(5)
Amortization of prior year service cost (2)	(1)	(3)
Total before tax	(5)	(8)
Tax benefit	1	2
Net of tax	(4)	(6)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	1
Amortization of prior year service cost (2)	—	—
Total before tax	1	1
Tax benefit	—	—
Net of tax	1	1

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).
(2)	These amounts are included in the computation of net periodic benefit cost (see Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

During the first six months of 2020, the Company repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

During the first six months of 2019, the Company repurchased 194,407 shares at an average price of $42.26 for a total cost of $8 million.

SUSPENSION OF CAPITAL RETURN PROGRAM

On May 5, 2020, due to the unprecedented market conditions and uncertainty caused by COVID-19, the Company suspended the payment of its regular quarterly dividend and stock repurchase program in order to preserve cash and provide additional flexibility in the current environment. The Board of Directors will continue to evaluate the Company’s capital return program based upon customary considerations, including market conditions.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

A former owner of the Company’s Dryden, Ontario manufacturing site (the "Dryden Property") operated a chlor-alkali plant during the 1960s and 1970s, during which time mercury and other pollutants were used and discharged into the natural environment. In conjunction with the sale and redevelopment of the Dryden Property, the Province of Ontario (the “Province”) provided a broad indemnity (the "Indemnity") in 1985 to the then purchaser of the Dryden Property and its successors and assigns with respect to the discharge of any pollutant, including mercury, by the historical operators of the Dryden Property. This Indemnity subsequently was assigned to Domtar in connection with its 2007 purchase of the Dryden Property.

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

June 30, 2020
$
Balance at beginning of year	35
Additions and other changes	2
Environmental spending	(2)
Effect of foreign currency exchange rate change	(1)
Balance at end of period	34

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

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Climate change and air quality regulation

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

The EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. Unlike the Clean Power Plan, which would have required significant changes across the entire power sector, ACE only requires states to develop plans for efficiency improvements at coal-fired electric utility generating units. The rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. Regardless of the outcome for the ACE rule, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The province of Quebec has a greenhouse gases (“GHG”) cap-and-trade system with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect its facilities to be disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

The Government of Canada has established a federal carbon pricing system in provinces that do not already impose a cost on carbon emissions. The Government of Canada has imposed its carbon pricing program for regulating GHG emissions in Ontario, which took effect on January 1, 2019. To reduce GHG emissions and recognize the unique circumstances of the province’s diverse economy, Ontario finalized its own GHG Emission Performance Standards regulation. The Ontario Government is in discussions with the Canadian Government to replace the federal program in Ontario with its provincial program. Additional environmental costs may result from this effort which cannot be reasonably estimated at this time.

The EPA proposed to revise its Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”), or Boiler MACT, in a notice signed on July 8, 2020 but not yet published. The proposed rule is a response to two court decisions that remanded certain issues for further review by the EPA, and it includes revisions to 34 different emission limitations that could apply to some of the Company’s facilities. Although the EPA has indicated that a small number of facilities may need to reduce emissions further compared to the current limits, the Company does not expect its facilities to be disproportionately affected compared to other U.S. pulp and paper producers.

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2020, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2020, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. As of June 30, 2020, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
SEGMENT DATA	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	$	$	$	$
Sales by segment
Pulp and Paper	802	1,106	1,833	2,263
Personal Care	229	228	495	467
Total for reportable segments	1,031	1,334	2,328	2,730
Intersegment sales	(19)	(17)	(38)	(37)
Consolidated sales	1,012	1,317	2,290	2,693

Sales by product group
Communication papers	385	643	1,008	1,328
Specialty and packaging papers	127	162	277	331
Market pulp	261	275	492	550
Absorbent hygiene products	239	237	513	484
Consolidated sales	1,012	1,317	2,290	2,693

Depreciation and amortization
Pulp and Paper	56	59	114	117
Personal Care	15	15	29	30
Total for reportable segments	71	74	143	147
Impairment of long-lived assets - Personal Care	—	15	—	25
Consolidated depreciation and amortization and impairment of long-lived assets	71	89	143	172

Operating income (loss) (1)
Pulp and Paper	3	62	7	206
Personal Care	18	(18)	38	(26)
Corporate	(7)	(10)	(12)	(31)
Consolidated operating income	14	34	33	149
Interest expense, net	15	13	29	26
Non-service components of net periodic benefit cost	(5)	(2)	(9)	(5)
Earnings before income taxes and equity loss	4	23	13	128
Income tax (benefit) expense	(15)	5	(12)	29
Equity loss, net of taxes	—	—	1	1
Net earnings	19	18	24	98

(1)

The Government of Canada created the Canada Emergency Wage Subsidy (“CEWS”) to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. CEWS allows eligible entities to receive a subsidy retroactive to March 15, 2020. The Company qualified and applied for the first four periods identified under CEWS, from March 15 through July 4, 2020. The Company recognized $25 million of income (CDN $34 million) ($21  million in Cost of sales (CDN $29 million) and $4 million in Selling, general and administrative (CDN $5 million)) related to this program in the second quarter of 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2020 and December 31, 2019, the Statements of Earnings (Loss) and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 and the Statements of Cash Flows for the six months ended June 30, 2020 and 2019 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	June 30, 2020
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
(LOSS) AND COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	812	419	(219)	1,012
Operating expenses
Cost of sales, excluding depreciation and amortization	—	743	313	(219)	837
Depreciation and amortization	—	50	21	—	71
Selling, general and administrative	3	46	44	—	93
Closure and restructuring costs	—	1	—	—	1
Other operating loss (income), net	1	—	(5)	—	(4)
	4	840	373	(219)	998
Operating (loss) income	(4)	(28)	46	—	14
Interest expense (income), net	16	19	(20)	—	15
Non-service components of net periodic benefit cost	—	(3)	(2)	—	(5)
(Loss) earnings before income taxes	(20)	(44)	68	—	4
Income tax (benefit) expense	(92)	(103)	180	—	(15)
Share in earnings of equity accounted investees	(53)	(112)	—	165	—
Net earnings (loss)	19	(53)	(112)	165	19
Other comprehensive income	76	74	40	(114)	76
Comprehensive income (loss)	95	21	(72)	51	95

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2020
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,857	884	(451)	2,290
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,690	681	(451)	1,920
Depreciation and amortization	—	101	42	—	143
Selling, general and administrative	5	72	118	—	195
Closure and restructuring costs	—	1	—	—	1
Other operating loss (income), net	1	4	(7)	—	(2)
	6	1,868	834	(451)	2,257
Operating (loss) income	(6)	(11)	50	—	33
Interest expense (income), net	32	38	(41)	—	29
Non-service components of net periodic benefit cost	—	(4)	(5)	—	(9)
(Loss) earnings before income taxes and equity loss	(38)	(45)	96	—	13
Income tax (benefit) expense	(94)	(100)	182	—	(12)
Equity loss, net of taxes	—	1	—	—	1
Share in earnings of equity accounted investees	(32)	(86)	—	118	—
Net earnings (loss)	24	(32)	(86)	118	24
Other comprehensive loss	(39)	(43)	(33)	76	(39)
Comprehensive loss	(15)	(75)	(119)	194	(15)

	For the three months ended
	June 30, 2019
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,082	488	(253)	1,317
Operating expenses
Cost of sales, excluding depreciation and amortization	—	925	407	(253)	1,079
Depreciation and amortization	—	53	21	—	74
Selling, general and administrative	1	55	49	—	105
Impairment of long-lived assets	—	15	—	—	15
Closure and restructuring costs	—	8	—	—	8
Other operating loss, net	—	—	2	—	2
	1	1,056	479	(253)	1,283
Operating (loss) income	(1)	26	9	—	34
Interest expense (income), net	17	22	(26)	—	13
Non-service components of net periodic benefit cost	—	—	(2)	—	(2)
(Loss) earnings before income taxes	(18)	4	37	—	23
Income tax (benefit) expense	(3)	—	8	—	5
Share in earnings of equity accounted investees	33	29	—	(62)	—
Net earnings	18	33	29	(62)	18
Other comprehensive income	26	31	21	(52)	26
Comprehensive income	44	64	50	(114)	44

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2019
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,208	1,019	(534)	2,693
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,855	810	(534)	2,131
Depreciation and amortization	—	104	43	—	147
Selling, general and administrative	7	111	110	—	228
Impairment of long-lived assets	—	25	—	—	25
Closure and restructuring costs	—	10	2	—	12
Other operating (income) loss, net	—	(4)	5	—	1
	7	2,101	970	(534)	2,544
Operating (loss) income	(7)	107	49	—	149
Interest expense (income), net	34	42	(50)	—	26
Non-service components of net periodic benefit cost	—	—	(5)	—	(5)
(Loss) earnings before income taxes	(41)	65	104	—	128
Income tax (benefit) expense	(9)	14	24	—	29
Equity loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	130	79	—	(209)	—
Net earnings	98	130	79	(209)	98
Other comprehensive income	43	48	25	(73)	43
Comprehensive income	141	178	104	(282)	141

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	June 30, 2020
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	24	31	69	—	124
Receivables	—	144	391	—	535
Inventories	—	528	239	—	767
Prepaid expenses	5	19	12	—	36
Income and other taxes receivable	128	74	20	(188)	34
Intercompany accounts	497	394	165	(1,056)	—
Total current assets	654	1,190	896	(1,244)	1,496
Property, plant and equipment, net	—	1,677	832	—	2,509
Operating lease right-of-use assets	—	59	15	—	74
Intangible assets, net	—	240	324	—	564
Investments in affiliates	3,551	2,349	—	(5,900)	—
Intercompany long-term advances	5	1	1,529	(1,535)	—
Other assets	14	26	134	(12)	162
Total assets	4,224	5,542	3,730	(8,691)	4,805
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	29	323	213	—	565
Intercompany accounts	182	227	647	(1,056)	—
Income and other taxes payable	27	1	193	(188)	33
Operating lease liabilities due within one year	—	22	6	—	28
Long-term debt due within one year	12	—	1	—	13
Total current liabilities	250	573	1,060	(1,244)	639
Long-term debt	1,080	—	9	—	1,089
Operating lease liabilities	—	53	9	—	62
Intercompany long-term loans	591	943	1	(1,535)	—
Deferred income taxes and other	1	308	164	(12)	461
Other liabilities and deferred credits	25	114	138	—	277
Shareholders' equity	2,277	3,551	2,349	(5,900)	2,277
Total liabilities and shareholders' equity	4,224	5,542	3,730	(8,691)	4,805

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2020
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings (loss)	24	(32)	(86)	118	24
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings (loss)	(182)	57	374	(118)	131
Cash flows (used for) provided from operating activities	(158)	25	288	—	155
Investing activities
Additions to property, plant and equipment	—	(61)	(41)	—	(102)
Acquisition of business, net of cash acquired	—	—	(30)	—	(30)
Cash flows used for investing activities	—	(61)	(71)	—	(132)
Financing activities
Dividend payments	(51)	—	—	—	(51)
Stock repurchase	(59)	—	—	—	(59)
Net change in bank indebtedness	—	(10)	—	—	(10)
Change in revolving credit facility	(80)	—	—	—	(80)
Proceeds from receivables securitization facility	—	—	25	—	25
Repayments of receivables securitization facility	—	—	(80)	—	(80)
Issuance of long-term debt	300	—	—	—	300
Increase in long-term advances to related parties	—	—	(141)	141	—
Decrease in long-term advances to related parties	75	66	—	(141)	—
Other	(4)	—	—	—	(4)
Cash flows provided from (used for) financing activities	181	56	(196)	—	41
Net increase in cash and cash equivalents	23	20	21	—	64
Impact of foreign exchange on cash	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	1	11	49	—	61
Cash and cash equivalents at end of period	24	31	69	—	124

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 19.

_________________

SUBSEQUENT EVENT

COST REDUCTION PROGRAM

On August 7, 2020, the Company announced the implementation of a cost reduction program, targeting $200 million in annual run-rate cost savings to be realized by the end of 2021. The goal of the program is to build a stronger business operation, enhance the Company’s cost efficiency, and improve operating margins and maximize productivity and cash flow. The cost saving initiatives include capacity reduction and asset closures, mill-level cost savings and rightsizing support functions. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging more efficient business processes.

As part of the cost savings program, the Company will permanently close the uncoated freesheet manufacturing at the Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at the Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. These actions will reduce the Company’s annual uncoated freesheet paper capacity by approximately 721,000 short tons, and will result in a workforce reduction of approximately 780 employees. The Kingsport and Ashdown paper machines, which have been idled since April 2020, will not recommence operations. The Port Huron and Ridgefields mills are expected to shut down by the end of the first quarter of 2021.

The Company plans to enter the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the first quarter of 2023.

Domtar estimates the conversion cost to be between $300 and $350 million. Once fully operational, the mill is expected to be a very low-cost, first quartile recycled linerboard mill in North America. The converted mill is expected to directly employ approximately 160 employees.

The Company will complete the conversion of the Ashdown mill to 100% softwood and fluff pulp, which will require $15 to $20 million of capital investments and will take 12 to 14 months to implement. The mill will produce additional market hardwood pulp until it converts the fiberline to softwood pulp. The conversion of the fiberline to 100% softwood is also necessary for an eventual expansion into containerboard. Following the fiberline conversion, Ashdown will be a world-class market pulp mill with annual production capacity of 775,000 tons of fluff and softwood pulp.

The aggregate pre-tax earnings charge in connection with these closures is estimated to be $200 million, which includes: a) an estimated $167 million in charges relating to accelerated depreciation and impairment of the carrying amounts of certain manufacturing equipment and the impairment of related spare parts; b) $31 million of estimated severance and related employee benefits; and c) $2 million of estimated other costs. Of the estimated total pre-tax charge of approximately $200 million, $184 million is expected to be recognized in the third quarter of 2020 and the remaining $16 million is expected to be incurred by the end of the first quarter of 2021.

As a result of the third quarter decision to change the nature and use of the Kingsport, Tennessee mill, the carrying amount of the remaining assets of the Kingsport mill will be tested for impairment and could result in an impairment charge in the third quarter of 2020. The carrying amount of such assets was approximately $80 million at June 30, 2020.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “Forward-looking statements”, as well as in Part II, Item 1A, Risk Factors, in this report. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings, and shipment volumes are based on the three and six months ended June 30, 2020 and June 30, 2019. The three month and six month periods are also referred to as the second quarter and first half of 2020 and 2019. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Part I, Item 1 in this report.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Subsequent Event
•	Highlights for the three month and six month periods ended June 30, 2020
•	Impact of the COVID-19 Pandemic and Outlook
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

Purchase of Appvion Point of Sale Business

On April 27, 2020, we completed the acquisition of the Point of Sale paper business from Appvion Operation Inc. The business includes the coater and related equipment located at Appvion’s West Carrollton, Ohio, facility as well as a license for all corresponding intellectual property and assumed liabilities related to post-retirement benefits. The results of this business have been included in the consolidated financial statements as of April 27, 2020 and are presented in the Pulp and Paper reportable segment. For more information, refer to Note 3 “Acquisition of Business” of the financial statements in this Quarterly Report on Form 10-Q for more information.

Change in Segment Reporting for EAM Corporation

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

SUBSEQUENT EVENT

COST REDUCTION PROGRAM

On August 7, 2020, we announced the implementation of a cost reduction program, targeting $200 million in annual run-rate cost savings to be realized by the end of 2021. The goal of the program is to build a stronger business operation, enhance our cost efficiency, and improve operating margins and maximize productivity and cash flow. The cost saving initiatives include capacity reduction and asset closures, mill-level cost savings and rightsizing support functions. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging more efficient business processes.

As part of the cost savings program, we will permanently close the uncoated freesheet manufacturing at our Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at our Ashdown, Arkansas mill and our converting center in Ridgefields, Tennessee. These actions will reduce our annual uncoated freesheet paper capacity by approximately 721,000 short tons, and will result in a workforce reduction of approximately 780 employees. Our Kingsport and Ashdown paper machines, which have been idled since April 2020, will not recommence operations. The Port Huron and Ridgefields mills are expected to shut down by the end of the first quarter of 2021.

We plan to enter the linerboard market with the conversion of our Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the first quarter of 2023.

We estimate the conversion cost to be between $300 and $350 million. Once fully operational, the mill is expected to be a very low-cost, first quartile recycled linerboard mill in North America. The converted mill is expected to directly employ approximately 160 employees.

We will complete the conversion of our Ashdown mill to 100% softwood and fluff pulp, which will require $15 to $20 million of capital investments and will take 12 to 14 months to implement. The mill will produce additional market hardwood pulp until it converts the fiberline to softwood pulp. The conversion of the fiberline to 100% softwood is also necessary for an eventual expansion into containerboard. Following the fiberline conversion, Ashdown will be a world-class market pulp mill with annual production capacity of 775,000 tons of fluff and softwood pulp.

The aggregate pre-tax earnings charge in connection with these closures is estimated to be $200 million, which includes: a) an estimated $167 million in charges related to accelerated depreciation and impairment of the carrying amounts of certain manufacturing equipment and the impairment of related spare parts; b) $31 million of estimated severance and related employee benefits; and c) $2 million of estimated other costs. Of the estimated total pre-tax charge of approximately $200 million, $184 million is expected to be recognized in the third quarter of 2020 and the remaining $16 million is expected to be incurred by the end of the first quarter of 2021.

As a result of the third quarter decision to change the nature and use of our Kingsport, Tennessee mill, the carrying amount of the remaining assets of our Kingsport mill will be tested for impairment and could result in an impairment charge in the third quarter of 2020. The carrying amount of such assets was approximately $80 million at June 30, 2020.

Closure and restructuring costs are based on management’s best estimates. Although we do not anticipate significant changes, actual costs may differ from these estimates due to subsequent business developments. As such, additional costs and further impairment charges may be required in future periods.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2020

•	Operating income decreased by 59% while net earnings increased by 6% from the second quarter of 2019
•

Sales decreased by 23% from the second quarter of 2019. Net average selling prices for pulp and paper were down from the second quarter of 2019. Our manufactured paper volume was down, while our pulp volume was up, when compared to the second quarter of 2019. Our Personal Care business had higher volume and unfavorable mix when compared to the second quarter of 2019

•

Recognized $25 million (CDN $34 million) from the Canada Emergency Wage Subsidy (“CEWS”) in the second quarter of 2020. This program was created by the Government of Canada to provide financial support for businesses during the COVID-19 pandemic to prevent large layoffs. Received a $7 million payment in the second quarter of 2020 from lifting the non-production clause related to the sale agreement of our Lebel-sur-Quévillon kraft pulp mill in 2012

•	We paid $25 million in dividends. Our capital return program, which includes our regular quarterly dividend and stock repurchase program, has been suspended

HIGHLIGHTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2020

•	Operating income and net earnings decreased by 78% and 76%, respectively, from the first half of 2019
•

Sales decreased by 15% from the first half of 2019. Net average selling prices for pulp and paper were down from the first half of 2019. Our manufactured paper volume was down while our pulp volume was up and our Personal Care business had higher volume when compared to the first half of 2019

•

In the second quarter of 2020, recognized $25 million (CDN $34 million) from the CEWS and received a $7 million payment from lifting the non-production clause related to the sale agreement of our Lebel-sur-Quévillon kraft pulp mill in 2012, as described above

•

We repurchased $59 million of our common stock and paid $51 million in dividends. Our capital return program, which includes our regular quarterly dividend and stock repurchase program, has been suspended

	Three months ended				Six months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	June 30, 2020	June 30, 2019	$	%	June 30, 2020	June 30, 2019	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,012	$1,317	(305)	-23%	$2,290	$2,693	(403)	-15%
Operating income	14	34	(20)	-59%	33	149	(116)	-78%
Net earnings	19	18	1	6%	24	98	(74)	-76%
Net earnings per common share (in dollars)[1]:
Basic	$0.34	$0.29	0.05	17%	$0.43	$1.56	(1.13)	-72%
Diluted	$0.34	$0.28	0.06	21%	$0.43	$1.55	(1.12)	-72%

							At June 30, 2020	At December 31, 2019
Total assets							$4,805	$4,903
Total long-term debt, including current portion							$1,102	$939

[1]	See Note 5 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

Impact of the COVID-19 pandemic

With the unprecedented and rapid spread of COVID-19 and social distancing measures implemented throughout the world due to the pandemic, we have seen the profound impact this virus is having on human health, the global economy and society in general. We are actively monitoring the impact of COVID-19 on all aspects of our business, including how it is impacting our employees, operations, customers, suppliers, liquidity and capital resources.

Our operations are considered to be essential services in the jurisdictions where we operate. Certain of our paper products are used in the testing for COVID-19 as well as for personal protection medical gowns, and our personal care products are essential to the daily lives of consumers. However, demand for our paper has declined significantly since the beginning of April, largely due to work-from home rules and the overall economic slowdown. The length and severity of the reduction in paper demand is uncertain; at the current time, we expect the adverse impact to continue through the third quarter of 2020. Beyond the third quarter of 2020, paper demand will depend largely on when, and the extent to which, work-from home reduces and on the timing of the return to normal global economic activities.

Effects from COVID-19 began for us at the end of the first quarter of 2020 but were not material to the three-month’s results ended March 31, 2020. Shipments of paper were lower by approximately 32% in the second quarter when compared to the first quarter of 2020. As a result of the decrease in demand, we took 297,000 tons of downtime in the second quarter of 2020.

On August 7, 2020, we announced that we will permanently close the uncoated freesheet manufacturing at our Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at our Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. These actions will reduce our annual uncoated freesheet paper capacity by approximately 721,000 short tons, and will result in a workforce reduction of approximately 780 employees. The Kingsport and Ashdown paper machines, which have been idled since April 2020, will not recommence operations. The Port Huron and Ridgefields mills are expected to shut down by the end of the first quarter of 2021.

Our pulp shipments were strong in the three months ended June 30, 2020. We expect near-term pulp markets to be impacted by seasonal softness, elevated global inventories, and weak demand trends from paper end markets.

Our Personal care business experienced minimal impacts due to COVID-19 during the three months ended June 30, 2020. We expect to see continued strong demand for some of our products from higher usage and the impact from new customer wins, which may be followed later in the year by potential demand softness and volatility as consumers use existing home inventories and as demand returns to more normal levels. The ultimate timing and impact of this demand volatility will depend on the duration and scope of COVID-19, global economic conditions and consumer preferences.

Below we further describe specific impacts and the measures we have taken since March 2020.

Health and Safety of our Employees

The safety of our employees continues to be our primary focus. As COVID-19 has evolved, we have taken numerous steps to protect the health and safety of our employees, including: social distancing, providing personnel protection and thermal scanning, health monitoring, contact tracing and enhanced cleaning measures. In addition, we implemented travel restrictions and work-from home policies for employees who have the ability to work remotely.

Operations and Supply Chain

We continue to operate in compliance with the orders and restrictions imposed by government authorities in each of our locations, and we are working with our customers to meet their specific shipment needs. We continue to place a priority on business continuity and contingency planning, including potential planning for extended closures of any key facilities, whether because of government action or workforce disruption, or because of disruptions related to our key suppliers that might arise related to COVID-19. At this point, we have experienced only minor disruptions. We are actively monitoring our supply chain, and we may experience disruptions in our supply chain as the pandemic continues. We cannot reasonably estimate the potential impacts or timing of those events, nor can we reasonably estimate our ability to mitigate such impacts.

Cost Reduction Program

On August 7, 2020 we announced the implementation of a cost reduction program targeting $200 million in annual run-rate cost savings to be realized by the end of 2021. The goal of the program is to build a stronger business operation, enhance our cost efficiency, and improve operating margins and maximize productivity and cash flow. The cost saving initiatives include capacity reduction and asset closures (noted above), mill-level cost savings and rightsizing of support functions.

Liquidity and Capital Resources

We have taken actions and may take other actions, intended to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets. On May 5, 2020, we entered into a five-year $300 million term loan. We have also suspended our regular quarterly dividend and stock repurchase program until further notice. In addition, we completed a review of all planned capital expenditures for 2020 and reduced or delayed spending without compromising on safety or regulatory compliance. Our capital expenditures for 2020 are expected to be between $160 million and $170 million, a decrease of approximately $80 million compared to our planned spending.

Government Assistance

The U.S. and Canadian governments have launched several support programs to provide assistance to companies during this COVID-19 pandemic. We will continue to review the details of the various programs to determine whether we might qualify.

The Government of Canada created the CEWS to provide financial support for businesses during the COVID-19 pandemic and to prevent large layoffs. CEWS allows eligible entities to receive a subsidy retroactive to March 15, 2020. We qualified and applied for the first four periods identified under CEWS, from March 15 through July 4, 2020. We recognized $25 million (CDN $34 million) of income related to this subsidy in the second quarter of 2020. We received $7 million (CDN $9 million) of cash by June 30, 2020 and expect to receive the remaining $18 million (CDN $25 million) in the third quarter of 2020. The Government of Canada has extended this subsidy to the end of 2020 with a number of modifications. These modifications are expected to significantly decrease the amount of claim per period in the future compared to the amount claimed during the period of March 15 to July 4, 2020.

OUTLOOK

We expect the overall environment to continue to be challenging. In Paper, we expect demand to remain weak, with some incremental recovery expected in quarter three and towards year-end. We expect near-term pulp markets to be impacted by seasonal softness, elevated global inventories, and weak demand trends from paper markets. Personal Care will continue to benefit from productivity gains and the impact from new customer wins. Overall raw material costs are expected to remain stable.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our second quarter and first half of 2020 and 2019 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Three months ended				Six months ended
			Variance				Variance
	June 30, 2020	June 30, 2019	$	%	June 30, 2020	June 30, 2019	$	%
Pulp and Paper	$802	$1,106	(304)	-27%	$1,833	$2,263	(430)	-19%
Personal Care	229	228	1	-%	495	467	28	6%
Total for reportable segments	1,031	1,334	(303)	-23%	2,328	2,730	(402)	-15%
Intersegment sales	(19)	(17)	(2)		(38)	(37)	(1)
Consolidated	1,012	1,317	(305)	-23%	2,290	2,693	(403)	-15%

Shipments
Paper - manufactured (in thousands of ST)	459	681	(222)	-33%	1,138	1,417	(279)	-20%
Communication Papers	366	567	(201)	-35%	935	1,182	(247)	-21%
Specialty and Packaging	93	114	(21)	-18%	203	235	(32)	-14%
Paper - sourced from third parties (in thousands of ST)	12	21	(9)	-43%	34	44	(10)	-23%
Paper - total (in thousands of ST)	471	702	(231)	-33%	1,172	1,461	(289)	-20%
Pulp (in thousands of ADMT)	427	370	57	15%	816	719	97	13%

ANALYSIS OF CHANGES IN SALES
	Second quarter of 2020 versus Second quarter of 2019				First half of 2020 versus First half of 2019
	% Change in Net Sales due to				% Change in Net Sales due to
	Net Price	Volume / Mix	Currency	Total	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	-7%	-20%	-%	-27%	-8%	-11%	-%	-19%
Personal Care	-%	2%	-2%	-%	-%	7%	-1%	6%
Consolidated sales	-6%	-17%	-%	-23%	-6%	-9%	-%	-15%

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended					Six months ended
By Business Segment				Variance					Variance
	June 30, 2020	June 30, 2019	(a)	$	%	June 30, 2020	June 30, 2019	(b)	$	%
Operating income (loss)
Pulp and Paper	$3	$62		(59)	-95%	$7	$206		(199)	-97%
Personal Care	18	(18)		36	200%	38	(26)		64	246%
Corporate	(7)	(10)		3	30%	(12)	(31)		19	61%
Consolidated operating income	14	34		(20)	-59%	33	149		(116)	-78%

(a)

Includes closure and restructuring charges as well as accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our announced margin improvement plan within our Personal Care segment, of $8 million and $15 million respectively.

(b)

Includes closure and restructuring charges as well as accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our announced margin improvement plan within our Personal Care segment, of $12 million and $25 million respectively.

Second quarter of 2020 versus Second quarter of 2019
By Business Segment
	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(47)	(83)	16	47	1	3	(1)	5	(59)
Personal Care	(3)	1	5	11	(2)	16	8	—	36
Corporate	—	—	—	2	—	—	—	1	3
Consolidated operating income (loss)	(50)	(82)	21	60	(1)	19	7	6	(20)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $4 million in the second quarter of 2020, excluding foreign currency impact and there were no accelerated depreciation charges. In the second quarter of 2019, we recorded $15 million of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets related to our margin improvement plan within the Personal Care segment.

(d)

We recorded $1 million of severance and termination costs in the second quarter of 2020 within the Pulp and Paper segment. We recorded $7 million of relocation and other costs and $1 million of severance and termination costs under Closure and restructuring costs in the second quarter of 2019 related to our announced margin improvement plan within the Personal Care segment.

(e)Second quarter of 2020 other operating income/expense includes:	Second quarter of 2019 other operating income/expense includes:
- Income from termination of non-production agreement ($7 million) - Bad debt expense ($1 million) - Foreign currency loss on working capital items ($2 million)	- Bad debt expense ($1 million) - Foreign currency loss on working capital items ($1 million)

Commentary – Second quarter of 2020 compared to Second quarter of 2019

Interest Expense, net

We incurred $15 million of net interest expense in the second quarter of 2020, an increase of $2 million compared to net interest expense of $13 million in the second quarter of 2019. The net interest expense was impacted by the $300 million Term Loan entered into on May 5, 2020.

Income Taxes

For the second quarter of 2020, our income tax benefit was $15 million, consisting of $2 million of current income tax benefit and $13 million of deferred income tax benefit. This compares to an income tax expense of $5 million in the second quarter of 2019, consisting of a current income tax expense of $3 million and a deferred income tax expense of $2 million. We made income tax payments, net of refunds, of $1 million during the second quarter of 2020. The effective tax rate for the second quarter of 2020 was     -375% compared with an effective tax rate of 22% in the second quarter of 2019. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate and then making adjustments for discrete items arising in that quarter. In each interim quarter we update our estimate of our annual effective tax rate and, if the estimated annual tax rate changes, make a cumulative adjustment in that quarter. Our effective tax rate for the second quarter of 2020 was significantly impacted by such an adjustment, mainly due to a change in the mix of earnings or loss between jurisdictions. Our effective tax rate for the second quarter of 2020 was also favorably impacted by our recognition of additional tax credits in various jurisdictions, as well as by the CARES Act, which granted companies the ability to carry back tax losses generated in the U.S. in 2020 to a tax year with a higher statutory tax rate. Our effective tax rate for the second quarter of 2019 was favorably impacted by a change in Arkansas law, which was mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards.

First half of 2020 versus First half of 2019
By Business Segment
	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(54)	(171)	32	(14)	2	2	(1)	5	(199)
Personal Care	5	1	13	10	(3)	26	12	—	64
Corporate	—	—	—	20	1	—	—	(2)	19
Consolidated operating income (loss)	(49)	(170)	45	16	—	28	11	3	(116)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

Depreciation charges were lower by $3 million in the first half of 2020, excluding foreign currency impact and there were no accelerated depreciation charges. In the first half of 2019, we recorded $25 million of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets related to our margin improvement plan in our Personal Care segment.

(d)

We recorded $1 million of severance and termination costs in the first half of 2020 within our Pulp and Paper segment. In the first half of 2019, we recorded $7 million of relocation and other costs, $4 million of severance and termination costs and a $1 million write-down of inventory under Closure and restructuring costs related to our announced margin improvement plan within the Personal Care segment.

(e) First half of 2020 other operating income/ expense includes:	First half of 2019 other operating income/ expense includes:
- Income from termination of non-production agreement ($7 million) - Environmental provision ($1 million) - Bad debt expense ($5 million) - Other income ($1 million)	- Foreign exchange loss on working capital items ($2 million) - Environmental provision ($1 million) - Bad debt expense ($1 million) - Other income ($3 million)

Commentary – First half of 2020 compared to first half of 2019

Interest Expense, net

We incurred $29 million of net interest expense in the first half of 2020, an increase of $3 million compared to net interest expense of $26 million in the first half of 2019. The net interest expense was impacted by the $300 million Term Loan entered into on May 5, 2020 as well as an increase in borrowing under the revolving credit facility.

Income Taxes

For the first half of 2020, our income tax benefit was $12 million, consisting entirely of a deferred income tax benefit of $12 million. This compares to an income tax expense of $29 million in the first half of 2019, consisting of a current income tax expense of $30 million and a deferred income tax benefit of $1 million. We received refunds, net of income tax payments, of $24 million during the first half of 2020. Our effective tax rate was -92% compared to an effective tax rate of 23% in the half of 2019. The effective tax rate for the first half of 2020 was significantly impacted by our mix of earnings or loss in our major jurisdictions, by our recognition of additional tax credits in various jurisdictions, and by our ability to carry back U.S. tax losses generated in 2020 to a tax year with a higher statutory tax rate. These favorable impacts were partially offset by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits. Our effective tax rate for the first half of 2019 was favorably impacted by the recognition of a $1 million R&D credit in a U.S. state as well as by a change in Arkansas law, which was mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards.

Commentary – Segment Review

Pulp and Paper Segment

EAM’s results of operations, previously reported under our Personal Care segment, are now presented under our Pulp and Paper segment with no significant impact on our segment results. Prior period segment results have been restated to the new segment presentation.

Sales in our Pulp and Paper segment decreased by $304 million, or 27%, when compared to sales in the second quarter of 2019. This decrease in sales is mostly due to a decrease in our paper sales volumes and a decrease in our net average selling prices for pulp and paper. These decreases were partially offset by an increase in pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $3 million in the second quarter of 2020, a decrease of $59 million, when compared to operating income of $62 million in the second quarter of 2019. Our results were negatively impacted by:

•	Lower net average selling prices for pulp and paper ($83 million)
•	Lower volume/mix ($47 million)
•	Higher restructuring charges ($1 million)

These decreases were partially offset by:

•

Lower operating expenses ($47 million) mostly due to lower maintenance and other costs due to our cash conservation program and idling of machines in light of the COVID-19 pandemic and amounts recognized from the CEWS. These decreases were partially offset by lower production when compared to the second quarter of 2019

•	Lower input costs ($16 million) mostly related to lower cost of fiber due, in part, to wet weather as well as unfavorable market conditions in the second quarter of 2019
•	Higher other income ($5 million)
•	Lower depreciation/impairment charges ($3 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($1 million)

Sales in our Pulp and Paper segment decreased by $430 million, or 19%, when compared to sales in the first half of 2019. This decrease in sales is mostly due to a decrease in our paper sales volumes as well as a decrease in our net average selling prices for pulp and paper. These decreases were partially offset by an increase in pulp sales volumes.

Operating income in our Pulp and Paper segment amounted to $7 million in the first half of 2020, a decrease of $199 million, when compared to operating income of $206 million in the first half of 2019. Our results were negatively impacted by:

•	Lower net average selling prices for pulp and paper ($171 million)
•	Lower volume/mix ($54 million)
•

Higher operating expenses ($14 million) related to lower production, partially offset by lower maintenance and other costs due to our cash conservation program and idling of machines in light of the COVID-19 pandemic as well as amounts recognized from the CEWS when compared to the first half of 2019

•	Higher restructuring charges ($1 million)

These decreases were partially offset by:

•	Lower input costs ($32 million) mostly related to lower cost of fiber due, in part, to wet weather in the first half of 2019 as well as unfavorable market conditions
•	Higher other income ($5 million)

•	Lower depreciation/impairment charges ($2 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($2 million)

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

The high degree of uncertainty and volatility day-to-day and the longer term potential impacts of the economic lockdown remain unclear. We expect the overall environment to continue to be challenging. In Paper, we expect demand to remain weak, with some incremental recovery expected in quarter three and towards year-end. We expect near-term pulp markets to be impacted by seasonal softness, elevated global inventories, and weak demand trends from paper markets. Overall raw material costs are expected to remain stable.

Personal Care Segment

Sales in our Personal Care segment increased by $1 million when compared to sales in the second quarter of 2019. This increase was mainly driven by higher volume, partially offset by unfavorable foreign exchange when compared to the second quarter of 2019.

Operating income increased by $36 million, in the second quarter of 2020 compared to the second quarter of 2019. Our results were positively impacted by:

•

Lower depreciation/impairment charge ($16 million) mostly due to the non-cash impairment of long-lived assets charge of $15 million recorded in the first half of 2019, related to our margin improvement plan

•	Lower operating expenses mostly due to higher production and lower SG&A ($11 million)
•	Lower closure and restructuring charges ($8 million) related to our 2019 margin improvement plan
•	Favorable input costs ($5 million) mostly due to lower raw material pricing
•	Higher net average selling prices ($1 million)

These increases were partially offset by:

•	Unfavorable mix ($3 million)
•	Unfavorable foreign exchange ($2 million) mostly between the Euro and the U.S. dollar, net of our hedging program

Sales in our Personal Care segment increased by $28 million, or 6%, when compared to sales in the first half of 2019. This increase in sales was driven by higher volume, partially offset by unfavorable foreign exchange, mostly due to the fluctuation between the U.S. dollar and the Euro.

Operating income increased by $64 million, in the first half of 2020 when compared to the first half of 2019. Our results were positively impacted by:

•

Lower depreciation/impairment charge ($26 million) mostly due to the non-cash impairment of long-lived assets charge of $25 million recorded in the first half of 2019, related to our margin improvement plan

•	Favorable input costs ($13 million) mostly due to lower raw material pricing
•	Lower closure and restructuring charges ($12 million) related to our 2019 margin improvement plan
•	Lower operating expenses mostly due to higher production and lower SG&A ($10 million)
•	Higher sales volume partially offset by unfavorable mix ($5 million)
•	Higher net average selling prices ($1 million)

These increases were partially offset by:

•	Unfavorable foreign exchange ($3 million) mostly between the Euro and the U.S. dollar, net of our hedging program

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

Personal Care will continue to benefit from productivity gains and the impact from new customer wins. Overall raw material costs are expected to remain stable.

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

For the three and six months ended June 30, 2019, we recorded $15 million and $25 million, respectively, of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss). For the three and six months ended June 30, 2019, we also recorded $1 million and $4 million, respectively, of severance and termination costs, nil and $1 million, respectively, of a write-down of inventory; and $7 million and $7 million, respectively, of asset relocation and other costs, under Closure and restructuring costs.

STOCK-BASED COMPENSATION EXPENSE

For the first half of 2020, stock-based compensation expense recognized in our results of operations was nil for all outstanding awards which includes the mark-to-market recovery related to liability awards of $9 million. This compares to a stock-based compensation expense of $20 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $11 million in the first half of 2019. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $700 million credit facility, of which $651 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $131 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities totaled $155 million in the first half of 2020, a $19 million decrease compared to cash flows from operating activities of $174 million in the first half of 2019. This decrease in cash flows from operating activities is primarily due to a decrease in profitability. This decrease was partially offset by an improvement in cash flow from working capital requirements. We received income tax refunds, net of payments, of $24 million during the first half of 2020 compared to income tax payments, net of refunds, of $50 million in the first half of 2019.

Investing Activities

Cash flows used for investing activities in the first half of 2020 amounted to $132 million, a $32 million increase compared to cash flows used for investing activities of $100 million in the first half of 2019.

The use of cash in the first half of 2020 was attributable to additions to property, plant and equipment of $102 million and the acquisition of the Appvion Point of Sale Business in the second quarter of 2020 ($30 million).

The use of cash in the first half of 2019 was attributable to additions to property, plant and equipment of $101 million. This use of cash was partially offset by proceeds of disposals of property, plant and equipment of $1 million.

Our capital expenditures for 2020 are expected to be between $160 million and $170 million.

Financing Activities

Cash flows provided from financing activities totaled $41 million in the first half of 2020 compared to cash flows used for financing activities of $92 million in the first half of 2019.

The primary source of cash flows provided from financing activities was from proceeds of the term loan in the first half of 2020 ($300 million). This was partially offset by the decrease in borrowings under our credit facilities (revolver and receivables securitization) ($135 million), the repurchase of our common stock ($59 million), dividend payments ($51 million) and a decrease in bank indebtedness ($10 million).

The use of cash in the first half of 2019 was primarily the result of dividend payments ($55 million), the net repayments of borrowings under our receivable securitization ($30 million) and the repurchase of our common stock ($8 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $978 million as of June 30, 2020 compared to $887 million as of December 31, 2019.

Term Loan

On May 5, 2020, we entered into a $300 million Term Loan Agreement that matures on May 5, 2025. We used borrowings under the Term Loan Agreement to repay other debt, to pay related fees and expenses. For more information, refer to Note 13 “Long-Term Debt” of the financial statements in this Quarterly Report on Form 10-Q for more information.

Revolving Credit Facility

We have an unsecured $700 million revolving credit facility (the “Credit Agreement”) with certain domestic and foreign banks that matures on August 22, 2023.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At June 30, 2020 and June 30, 2019, we were in compliance with these financial covenants, and had no borrowings under the Credit Agreement (June 30, 2019 – nil). At June 30, 2020 and June 30, 2019, our interest coverage ratio was 8.2 and 15.2, respectively, and our leverage ratio was 2.5 and 1.0, respectively. At June 30, 2020 and June 30, 2019, we had $49 million and nil, respectively, of outstanding letters of credit, leaving $651 million unused and available under this facility (June 30, 2019 – $700 million).

 Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021.

At June 30, 2020, we had no borrowings under the receivables securitization facility, and we had no outstanding letters of credit under the program (June 30, 2019 – $20 million and $49 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations. At June 30, 2020, we had $131 million unused and available under the receivable securitization facility.

Common Stock

On February 18, 2020, our Board of Directors approved a quarterly dividend of $0.455 per share, to be paid to holders of our common stock. Total dividends of approximately $25 million were paid on April 15, 2020, to shareholders of record on April 2, 2020.

On May 5, 2020, we suspended the distribution of our regular quarterly dividend and stock repurchase program in light of current uncertainty in the global markets. Our Board of Directors will continue to evaluate our capital return program based upon customary considerations, including market conditions.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2020, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2020, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q, contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance, liquidity and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions or divestitures, including facility closings;
•	failure to achieve our cost containment goals, costs of conversion in excess of our expectations and demand for linerboard;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of our manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	cyberattack or other security breaches;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;

•	legal proceedings;
•	changes in asset valuations, including impairment of long-lived assets, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any;
•

a material disruption in our supply chain, manufacturing, distribution operations or customer demand such as public health crises that impact trade or the general economy, including COVID-19 and other viruses, diseases or illnesses; and

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2020, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

• Significant reductions in demand or significant volatility in demand for one or more of the Company’s products, which may be caused by, among other things: the closing of offices where paper is used extensively, the temporary inability of consumers to purchase the Company’s products due to illness, quarantine or other travel restrictions, financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products or use of alternatives, stockpiling or similar pantry-loading activity; if prolonged, such impacts can further increase the difficulty of planning for operations and may adversely impact the Company’s results;

• Inability to meet the Company’s customers’ needs and achieve cost targets due to disruptions in the Company’s manufacturing and supply arrangements caused by constrained workforce capacity or the loss or disruption of other essential manufacturing and supply elements such as raw materials or other finished product components, transportation, or other manufacturing and distribution capability;

• Failure of third parties on which the Company rely, including the Company’s suppliers, distributors, contractors or commercial banks, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact the Company’s operations; or

• Significant changes in the political conditions in the markets in which the Company manufactures, sells or distributes its products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close the Company’s operating and manufacturing facilities, restrict the Company’s employees’ ability to travel or perform necessary business functions, or otherwise prevent the Company’s suppliers or customers from sufficiently staffing operations, including operations necessary for the production, distribution and sale of the Company’s products, which could adversely impact the Company’s results.

Despite the Company’s efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 5, 2020, due to the unprecedented market conditions and uncertainty caused by the COVID-19 pandemic, we suspended our regular quarterly dividend and stock repurchase program, in order to preserve cash and provide additional flexibility in the current environment. Our Board of Directors will continue to evaluate our capital return program based upon customary considerations, including market conditions.

Share repurchase activity under our share repurchase program was as follows during the three-month period ended June 30, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
April 1 through April 30, 2020	—	$—	—	$343,601
May 1 through May 31, 2020	—	$—	—	$343,601
June 1 through June 30, 2020	—	$—	—	$343,601
	—	$—	—

During the second quarter of 2020, we did not repurchase any shares under our share repurchase program (the “Program”). As of June 30, 2020, we had $344 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock. The Program has no set expiration date. We repurchase our common stock, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

During the first half of 2020, we repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

During the first half of 2019, we repurchased 194,407 shares at an average price of $42.26 for a total cost of $8 million.

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

Date: August 7, 2020

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary