Form 10-Q
period 2020-09-30
Domtar CORP
filed 2020-11-06
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

At October 31, 2020, 55,194,538 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	(Unaudited)
	$	$	$	$
Sales	1,124	1,283	3,414	3,976
Operating expenses
Cost of sales, excluding depreciation and amortization	911	1,041	2,831	3,172
Depreciation and amortization	71	72	214	219
Selling, general and administrative	99	94	294	322
Impairment of long-lived assets (NOTE 12)	111	33	111	58
Closure and restructuring costs (NOTE 12)	68	11	69	23
Other operating loss (income), net (NOTE 7)	—	3	(2)	4
	1,260	1,254	3,517	3,798
Operating (loss) income	(136)	29	(103)	178
Interest expense, net	14	12	43	38
Non-service components of net periodic benefit cost (NOTE 6)	(4)	(2)	(13)	(7)
(Loss) earnings before income taxes and equity loss	(146)	19	(133)	147
Income tax (benefit) expense (NOTE 8)	(55)	(1)	(67)	28
Equity loss, net of taxes	1	—	2	1
Net (loss) earnings	(92)	20	(68)	118
Per common share (in dollars) (NOTE 5)
Net (loss) earnings
Basic	(1.67)	0.33	(1.23)	1.89
Diluted	(1.67)	0.32	(1.23)	1.88
Weighted average number of common shares outstanding (millions)
Basic	55.2	61.5	55.5	62.5
Diluted	55.2	61.7	55.5	62.7
Cash dividends per common share	—	0.46	0.91	1.33

Net (loss) earnings	(92)	20	(68)	118
Other comprehensive income (loss) (NOTE 14):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(7) and nil, respectively (2019 – $4 and $(1), respectively)	20	(9)	—	5
Less: Reclassification adjustment for losses included in net earnings (loss), net of tax of $(1) and $(5), respectively (2019 – $(1) and $(2), respectively)	1	3	14	5
Foreign currency translation adjustments	40	(34)	5	(12)
Change in unrecognized (losses) gains and prior service cost (losses) related to pension and post-retirement benefit plans, net of tax of $12 and $11, respectively (2019 – $(1) and $(3), respectively)	(38)	2	(35)	7
Other comprehensive income (loss)	23	(38)	(16)	5
Comprehensive (loss) income	(69)	(18)	(84)	123

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2020	2019
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	218	61
Receivables, less allowances of $11 and $6	543	577
Inventories (NOTE 9)	764	786
Prepaid expenses	36	33
Income and other taxes receivable	44	61
Total current assets	1,605	1,518
Property, plant and equipment, net	2,378	2,567
Operating lease right-of-use assets (NOTE 10)	72	81
Intangible assets, net (NOTE 11)	573	573
Other assets	163	164
Total assets	4,791	4,903
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	9
Trade and other payables	626	705
Income and other taxes payable	37	23
Operating lease liabilities due within one year (NOTE 10)	27	28
Long-term debt due within one year	13	1
Total current liabilities	703	766
Long-term debt	1,086	938
Operating lease liabilities (NOTE 10)	58	69
Deferred income taxes and other	413	479
Other liabilities and deferred credits	320	275
Commitments and contingencies (NOTE 16)
Shareholders' equity (NOTE 15)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 9,808,481 and 8,120,194 shares	—	—
Additional paid-in capital	1,714	1,770
Retained earnings	905	998
Accumulated other comprehensive loss	(409)	(393)
Total shareholders' equity	2,211	2,376
Total liabilities and shareholders' equity	4,791	4,903

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	September 30, 2020
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at June 30, 2020	55.2	1	1,711	997	(432)	2,277
Stock-based compensation, net of tax	—	—	3	—	—	3
Net loss	—	—	—	(92)	—	(92)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(7)	—	—	—	—	20	20
Less: Reclassification adjustment for losses included in net loss, net of tax of $(1)	—	—	—	—	1	1
Foreign currency translation adjustments	—	—	—	—	40	40
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $12	—	—	—	—	(38)	(38)
Balance at September 30, 2020	55.2	1	1,714	905	(409)	2,211

	For the nine months ended
	September 30, 2020
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2019	56.9	1	1,770	998	(393)	2,376
Stock-based compensation, net of tax	0.1	—	3	—	—	3
Net loss	—	—	—	(68)	—	(68)
Net derivative gains on cash flow hedges:
Net losses arising during the period, net of tax of nil	—	—	—	—	—	—
Less: Reclassification adjustment for losses included in net loss, net of tax of $(5)	—	—	—	—	14	14
Foreign currency translation adjustments	—	—	—	—	5	5
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $11	—	—	—	—	(35)	(35)
Stock repurchase	(1.8)	—	(59)	—	—	(59)
Cash dividends declared	—	—	—	(25)	—	(25)
Balance at September 30, 2020	55.2	1	1,714	905	(409)	2,211

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2020	September 30, 2019
	(Unaudited)
	$	$
Operating activities
Net (loss) earnings	(68)	118
Adjustments to reconcile net (loss) earnings to cash flows from operating activities
Depreciation and amortization	214	219
Deferred income taxes and tax uncertainties	(60)	1
Impairment of long-lived assets	111	58
Stock-based compensation expense	5	7
Equity loss, net	2	1
Changes in assets and liabilities, excluding the effect of acquisition of business
Receivables	38	50
Inventories	30	(34)
Prepaid expenses	9	(4)
Trade and other payables	(21)	(111)
Income and other taxes	34	(27)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(6)	(3)
Other assets and other liabilities	(12)	7
Cash flows from operating activities	276	282
Investing activities
Additions to property, plant and equipment	(130)	(157)
Proceeds from disposals of property, plant and equipment	—	1
Acquisition of business, net of cash acquired	(30)	—
Cash flows used for investing activities	(160)	(156)
Financing activities
Dividend payments	(51)	(83)
Stock repurchase	(59)	(139)
Net change in bank indebtedness	(10)	2
Change in revolving credit facility	(80)	45
Proceeds from receivables securitization facility	25	150
Repayments of receivables securitization facility	(80)	(110)
Issuance of long-term debt	300	—
Repayments of long-term debt	(3)	(1)
Other	(3)	(1)
Cash flows provided from (used for) financing activities	39	(137)
Net increase (decrease) in cash and cash equivalents	155	(11)
Impact of foreign exchange on cash	2	(2)
Cash and cash equivalents at beginning of period	61	111
Cash and cash equivalents at end of period	218	98
Supplemental cash flow information
Net cash payments (refund) for:
Interest	44	39
Income taxes	(25)	55

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

INCOME TAXES

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASU simplifies the accounting for income taxes by eliminating certain exceptions in ASC 740 related to the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes, improving the consistent application and simplification of U.S. GAAP. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this standard for its interim period ending September 30, 2020, using the methods directed by the standard. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods, which allowed the Company to recognize a higher tax benefit this quarter than previously allowable. The adoption of this ASU will not change the total income tax benefit the Company is expected to recognize for the full year ending December 31, 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Inventories	$11
Property, plant and equipment	23
Operating lease right-of-use assets	2
Total assets	36

Less: Assumed Liabilities	6

Fair value of net assets acquired at the date of acquisition	30

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2020, two Pulp and Paper segment customers located in the U.S. represented 11% or $62 million, and 10% or $55  million, respectively, of the Company’s receivables (December 31, 2019 – two Pulp and Paper segment customers located in the U.S. represented 11% or $66 million, and 11% or $65 million, respectively).

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

SEPTEMBER 30, 2020

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2020 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBtu(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2020 (1)	2,384,843	$7	35%
2021	9,270,000	$27	39%
2022	9,270,000	$25	37%
2023	4,210,000	$12	16%

(1)	Represents the remaining three months of 2020
(2)	MMBtu: Millions of British thermal units

The natural gas derivative contracts were effective as of September 30, 2020.

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

SEPTEMBER 30, 2020

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

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of September 30, 2020 to hedge forecasted purchases and sales:

Currency exposure hedged	Business Segment	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate

CAD/USD	Pulp and Paper	2020 (1)	226 CAD	95%	1 USD = 1.3259	1 USD = 1.3426

CAD/USD	Pulp and Paper	2021	721 CAD	76%	1 USD = 1.3412	1 USD = 1.3558

CAD/USD	Pulp and Paper	2022	304 CAD	32%	1 USD = 1.3606	1 USD = 1.3606

(1)Represents the remaining three months of 2020

The foreign exchange derivative contracts were effective as of September 30, 2020.

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

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at September 30, 2020 and December 31, 2019, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	10	—	10	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	6	—	6	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets

Total Assets	18	—	18	—

Liabilities derivatives
Currency derivatives	5	—	5	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits
Total Liabilities	10	—	10	—

Other instruments:
Stock-based compensation - liability awards	5	5	—	—		Trade and other payables
Stock-based compensation - liability awards	13	13	—	—		Other liabilities and deferred credits
Equity swap contracts	1	1	—	—		Other liabilities and deferred credits
Long-term debt	1,192	—	1,192	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $2 million at September 30, 2020, of which a loss of $1 million is expected to be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2020.

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $10 million at September 30, 2020, of which a gain of $5 million is expected to be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2020 and December 31, 2019. The carrying value of the Company’s long-term debt is $1,099 million and $939 million at September 30, 2020 and December 31, 2019, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

EARNINGS (LOSS) PER COMMON SHARE

The following table provides the reconciliation between basic and diluted (loss) earnings per common share:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net (loss) earnings	$(92)	$20	$(68)	$118
Weighted average number of common shares outstanding (millions)	55.2	61.5	55.5	62.5
Effect of dilutive securities (millions)	—	0.2	—	0.2
Weighted average number of diluted common shares outstanding (millions)	55.2	61.7	55.5	62.7

Basic net (loss) earnings per common share (in dollars)	$(1.67)	$0.33	$(1.23)	$1.89
Diluted net (loss) earnings per common share (in dollars)	$(1.67)	$0.32	$(1.23)	$1.88

The following table provides the securities that could potentially dilute basic (loss) earnings per common share in the future, but were not included in the computation of diluted (loss) earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Options to purchase common shares	407,662	398,869	407,662	325,757

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans, including multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2020, the pension expense was $11 million and $32 million, respectively (2019 – $10 million and $33 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2020		September 30, 2020
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	—	21	1
Interest expense	10	—	30	1
Expected return on plan assets	(17)	—	(51)	—
Amortization of net actuarial loss (gain)	3	—	7	(1)
Curtailment loss (1)	2	—	2	—
Amortization of prior year service costs	—	—	1	—
Net periodic benefit cost	5	—	10	1

(1)

During the third quarter of 2020, the Company recorded $2 million of pension curtailment under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) related to a cost savings program (see Note 12 "Closure and Restructuring Costs and Impairment of Long-Lived Assets" for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost and curtailment loss, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings (loss) and Comprehensive Income (Loss).

For the three and nine months ended September 30, 2020, the Company contributed $8 million and $12 million, respectively (2019 – $7 million and $14 million, respectively) to the pension plans and $1 million and $3 million, respectively (2019 – $1 million and $3 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and non-recurring loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	$	$	$	$
Bad debt expense	—	1	5	2
Environmental provision	—	1	1	2
Non-production agreement terminated	—	—	(7)	—
Foreign exchange loss	1	1	1	3
Other	(1)	—	(2)	(3)
Other operating loss (income), net	—	3	(2)	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INCOME TAXES

For the third quarter of 2020, the Company’s income tax benefit was $55 million, consisting of a current income tax benefit of $7 million and a deferred income tax benefit of $48 million. This compares to an income tax benefit of $1 million in the third quarter of 2019, consisting of a current income tax benefit of $3 million and a deferred income tax expense of $2 million. The Company received income tax refunds, net of payments of $1 million during the third quarter of 2020. The effective tax rate was 38% compared with an effective tax rate of -5% in the third quarter of 2019. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate and then making adjustments for discrete items arising in that quarter. In each interim quarter the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. The effective tax rate for the third quarter of 2020 was significantly impacted by such an adjustment, mainly due to a change in the mix of earnings or loss between tax jurisdictions. The effective tax rate for the third quarter of 2020 was also favorably impacted by the CARES Act, which granted companies the ability to carry back tax losses generated in the U.S. in 2020 to a tax year with earnings that were taxed at a higher statutory tax rate. The effective tax rate for the third quarter of 2019 was favorably impacted by additional R&D tax credits in the U.S. and Spain and by the finalization of certain estimates in connection with the filing of the Company’s 2018 income tax returns.

For the first nine months of 2020, the Company’s income tax benefit was $67 million, consisting of a current income tax benefit of $7 million and a deferred income tax benefit of $60 million. This compares to an income tax expense of $28 million in the first nine months of 2019, consisting of a current income tax expense of $27 million and a deferred income tax expense of $1 million. The Company received refunds, net of income tax payments, of $25 million during the first nine months of 2020. The effective tax rate was 50% compared to an effective tax rate of 19% in the first nine months of 2019. The effective tax rate for the first nine months of 2020 was significantly impacted by the mix of earnings or loss in the Company’s major jurisdictions, by the recognition of additional tax credits in various jurisdictions, and by the ability to carry back U.S. tax losses generated in 2020 to a tax year with earnings that were taxed at a higher statutory tax rate. These favorable impacts were partially offset by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits. The effective tax rate for the first nine months of 2019 was favorably impacted by the recognition of additional R&D credits in the U.S. and Spain and by an enacted law change in the state of Arkansas, which were mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards and by the finalization of certain estimates in connection with the filing of the Company’s 2018 income tax returns.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2020	2019
	$	$
Work in process and finished goods	405	401
Raw materials	147	153
Operating and maintenance supplies	212	232
	764	786

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Company has remaining lease terms ranging from 1 year to 12 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
	$	$	$	$
Operating lease expense	8	8	24	22

Finance lease expense:
Amortization of right-of-use assets	1	1	1	1
Interest on lease liabilities	—	—	—	—
Total finance lease expense	1	1	1	1

Supplemental cash flow information related to leases was as follows:

	For the nine months ended
	September 30,	September 30,
	2020	2019
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	25	23
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	7	24
Finance leases	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2020	2019
	$	$
Operating leases
Operating leases right-of-use assets	72	81

Lease liabilities due within one year	27	28
Operating lease liabilities	58	69
	85	97

Finance leases
Property, plant and equipment	14	15
Accumulated depreciation	(7)	(7)
	7	8

Long-term debt due within one year	1	1
Long-term debt	8	9
	9	10

Weighted-average remaining lease term
Operating leases	4.5 years	4.9 years
Finance leases	9.3 years	10 years

Weighted-average discount rate
Operating leases	4.5%	4.6%
Finance leases	6.3%	6.7%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. LEASES (CONTINUED)

Maturities of lease liabilities September 30, 2020 were as follows:

	Operating leases	Finance leases
	September 30,	September 30,
	2020	2020
	$	$
2020 (1)	7	—
2021	26	2
2022	21	2
2023	16	1
2024	9	1
Thereafter	15	6
Total lease payments	94	12

Less: Imputed interest	9	3

Total lease liabilities	85	9

(1)	Represents the remaining three months of 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		September 30, 2020			December 31, 2019
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	10 – 40	388	(123)	265	380	(108)	272
Technology	7 – 20	8	(5)	3	8	(5)	3
Non-Compete	9	1	(1)	—	1	(1)	—
License rights	12	28	(17)	11	29	(16)	13
		428	(147)	281	421	(131)	290
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
Trade names		242	—	242	235	—	235
License rights		6	—	6	6	—	6
Catalog rights		40	—	40	38	—	38
Total		720	(147)	573	704	(131)	573

Amortization expense related to intangible assets for the three and nine months ended September 30, 2020 was $5 million and $14 million, respectively (2019 – $5 million and $14 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2020	2021	2022	2023	2024
	$	$	$	$	$
Amortization expense related to intangible assets	21 (1)	21	21	20	20

(1)	Represents twelve months of amortization

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Cost reduction program

The Company is implementing a cost savings program. As part of this program, on August 7, 2020, the Company announced the permanent closure of the uncoated freesheet manufacturing at the Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at the Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. These actions will reduce the Company’s annual uncoated freesheet paper capacity by approximately 721,000 short tons, and will result in a workforce reduction of approximately 750 employees. The Kingsport and Ashdown paper machines, which have been idled since April 2020, did not recommence operations. The Ridgefields converting center ceased operations at the end of the third quarter of 2020, while the Port Huron mill is expected to shut down by the end of the first quarter of 2021.

The Company plans to enter the linerboard market with the conversion of the Kingsport paper machine. Domtar estimates the conversion cost to be between $300 and $350 million. As a result of the decision to change the nature and use of the Kingsport, Tennessee mill, the carrying amount of the remaining assets of the Kingsport mill has been tested for impairment and resulted in no additional impairment charge in the quarter. The carrying amount of these assets was approximately $80 million at September 30, 2020. The Company is also completing the conversion of the Ashdown mill to 100% softwood and fluff pulp, which is requiring $15 to $20 million of capital investments and is expected to be completed within nine to twelve months. During the third quarter of 2020, the Company recorded $111 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $29 million of severance and termination costs, $31 million of inventory obsolescence, $2 million of pension curtailment loss and $6 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Ashdown, Arkansas mill and Port Huron, Michigan mill

On September 27, 2019, the Company’s Board of Directors approved the decision to permanently shut down two paper machines, which was announced on October 3, 2019. The closures took place at the Ashdown, Arkansas pulp and paper mill and the Port Huron, Michigan paper mill. As a result, the Company recorded, in the third quarter of 2019, $32 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $1 million of severance and termination costs and $4 million of inventory obsolescence, under Closure and restructuring costs.

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

For the three and nine months ended September 30, 2019, the Company recorded $1 million of accelerated depreciation and $26 million of accelerated depreciation and impairment of operating lease right-of-use assets, respectively, under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the three and nine months ended September 30, 2019, the Company also recorded $1 million and $5 million, respectively, of severance and termination costs; $1 million and $2 million, respectively, of inventory obsolescence; and $4 million and $11 million, respectively, of asset relocation and other costs, under Closure and restructuring costs.

Other costs

For the three and nine months ended September 30, 2020, other costs related to previous and ongoing closures and restructuring included nil and $1 million, respectively, of severance and termination costs (2019 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2018	(24)	(231)	11	(223)	(467)
Natural gas swap contracts	(10)	N/A	N/A	N/A	(10)
Currency options	5	N/A	N/A	N/A	5
Foreign exchange forward contracts	16	N/A	N/A	N/A	16
Net gain	N/A	1	1	N/A	2
Foreign currency items	N/A	N/A	N/A	21	21
Other comprehensive income before reclassifications	11	1	1	21	34
Amounts reclassified from Accumulated other comprehensive loss	8	33	(1)	—	40
Net current period other comprehensive income	19	34	—	21	74
Balance at December 31, 2019	(5)	(197)	11	(202)	(393)
Natural gas swap contracts	3	N/A	N/A	N/A	3
Currency options	(1)	N/A	N/A	N/A	(1)
Foreign exchange forward contracts	(2)	N/A	N/A	N/A	(2)
Net loss	N/A	(41)	—	N/A	(41)
Foreign currency items	N/A	N/A	N/A	5	5
Other comprehensive (loss) income before reclassifications	—	(41)	—	5	(36)
Amounts reclassified from Accumulated other comprehensive loss	14	7	(1)	—	20
Net current period other comprehensive income (loss)	14	(34)	(1)	5	(16)
Balance at September 30, 2020	9	(231)	10	(197)	(409)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	September 30, 2020	September 30, 2019
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	(2)	(2)
Currency options and forwards (1)	—	(2)
Total before tax	(2)	(4)
Tax benefit	1	1
Net of tax	(1)	(3)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	(3)	(2)
Curtailment loss (2)	(2)	—
Amortization of prior year service costs (2)	—	(1)
Total before tax	(5)	(3)
Tax benefit	2	1
Net of tax	(3)	(2)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	—	—
Amortization of prior year service costs (2)	—	—
Total before tax	—	—
Tax expense	—	—
Net of tax	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss
	For the nine months ended
	September 30, 2020	September 30, 2019
	$	$
Net derivatives losses on cash flow hedge
Natural gas swap contracts (1)	(10)	(2)
Currency options and forwards (1)	(9)	(5)
Total before tax	(19)	(7)
Tax benefit	5	2
Net of tax	(14)	(5)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	(7)	(7)
Curtailment loss (2)	(2)	—
Amortization of prior year service costs (2)	(1)	(4)
Total before tax	(10)	(11)
Tax benefit	3	3
Net of tax	(7)	(8)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	1
Amortization of prior year service costs (2)	—	—
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)	These amounts are included in the computation of net periodic benefit cost (see Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

During the first nine months of 2020, the Company repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

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

SEPTEMBER 30, 2020

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

A former owner of the Company’s Dryden, Ontario manufacturing site (the "Dryden Property") operated a chlor-alkali plant during the 1960s and 1970s, during which time mercury and other pollutants were used and discharged into the natural environment. In conjunction with the sale and redevelopment of the Dryden Property, the Province of Ontario (the “Province”) provided a broad indemnity (the "Indemnity") in 1985 to the then purchaser of the Dryden Property and its successors and assigns with respect to the discharge of any pollutant, including mercury, by the historical operators of the Dryden Property. This Indemnity subsequently was assigned to the Company in connection with its 2007 purchase of the Dryden Property.

As the current owner of the Dryden Property, the Company is actively engaged with the Province with respect to the management of the historical contamination.

The Province issued a Director's order under environmental laws to certain prior owners of the Dryden Property in connection with a nearby waste disposal site that has never been owned by the Company. The Director's order required certain work to be conducted by those prior owners. The prior owners asserted that the Indemnity covered the work required by the Director’s order. Following extensive litigation, the Supreme Court of Canada found, among other things, that the Indemnity covered third-party claims, but not first-party claims, such as the Director's order.

In the future, the Province may challenge whether the Company has the benefit of the Indemnity. In addition to the Indemnity, the Company has other recourses relating to the historical contamination.

The situation involving the historical contamination is continuing to develop, and the Company cannot predict its outcome. While the Company currently does not believe that it will be required to incur costs that would have a material impact on its results of operations or financial condition, there is no certainty that this is in fact the case.

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

September 30, 2020
$
Balance at beginning of year	35
Additions and other changes	4
Environmental spending	(2)
Effect of foreign currency exchange rate change	(1)
Balance at end of period	36

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

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2020, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2020, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. As of September 30, 2020, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

GENERAL RISK FACTORS

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

The Government of Canada has established a federal carbon pricing system in provinces that do not already impose a cost on carbon emissions. The Government of Canada has imposed its carbon pricing program for regulating GHG emissions in Ontario, which took effect on January 1, 2019. To reduce GHG emissions and recognize the unique circumstances of the province’s diverse economy, Ontario finalized its own GHG Emission Performance Standards regulation. The Ontario Government has been in discussions with the Canadian Government to replace the federal program in Ontario with its provincial program. The Ontario Government has announced the federal government will accept its program as an alternative to the federal program. Timing for this transition and any additional environmental costs that may result from this effort cannot be reasonably estimated at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The EPA proposed to revise its Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”), or Boiler MACT, in a notice published on August 24, 2020. The proposed rule is a response to two court decisions that remanded certain issues for further review by the EPA, and it includes revisions to 34 different emission limitations that could apply to some of the Company’s facilities. Although the EPA has indicated that a small number of facilities may need to reduce emissions further compared to the current limits, the Company does not expect its facilities to be disproportionately affected compared to other U.S. pulp and paper producers.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
SEGMENT DATA	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	$	$	$	$
Sales by segment
Pulp and Paper	899	1,079	2,732	3,342
Personal Care	243	219	738	686
Total for reportable segments	1,142	1,298	3,470	4,028
Intersegment sales	(18)	(15)	(56)	(52)
Consolidated sales	1,124	1,283	3,414	3,976

Sales by product group
Communication papers	483	635	1,491	1,963
Specialty and packaging papers	148	159	425	490
Market pulp	242	262	734	812
Absorbent hygiene products	251	227	764	711
Consolidated sales	1,124	1,283	3,414	3,976

Depreciation and amortization
Pulp and Paper	56	57	170	174
Personal Care	15	15	44	45
Total for reportable segments	71	72	214	219
Impairment of long-lived assets - Pulp and Paper	111	32	111	32
Impairment of long-lived assets - Personal Care	—	1	—	26
Consolidated depreciation and amortization and impairment of long-lived assets	182	105	325	277

Operating (loss) income (1)
Pulp and Paper	(140)	31	(133)	237
Personal Care	16	2	54	(24)
Corporate	(12)	(4)	(24)	(35)
Consolidated operating (loss) income	(136)	29	(103)	178
Interest expense, net	14	12	43	38
Non-service components of net periodic benefit cost	(4)	(2)	(13)	(7)
(Loss) earnings before income taxes and equity loss	(146)	19	(133)	147
Income tax (benefit) expense	(55)	(1)	(67)	28
Equity loss, net of taxes	1	—	2	1
Net (loss) earnings	(92)	20	(68)	118

(1)

The Government of Canada created the Canada Emergency Wage Subsidy (“CEWS”) to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. CEWS allows eligible entities to receive a subsidy retroactive to March 15, 2020. The Company qualified and applied for the first seven periods identified under CEWS, from March 15 through September 26, 2020. For the three months ended September 30, 2020, the Company recognized $9 million of income (CDN $12 million) ($8 million in Cost of sales (CDN $10 million) and $1 million in Selling, general and administrative (CDN $2 million)) related to this program. For the nine months ended September 30, 2020, the Company recognized $34 million of income (CDN $46 million) ($29 million in Cost of sales (CDN $38 million) and $5 million in Selling, general and administrative (CDN $8 million)) related to this program.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2020 and December 31, 2019, the Statements of Earnings (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 and the Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	September 30, 2020
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
(LOSS) AND COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	918	458	(252)	1,124
Operating expenses
Cost of sales, excluding depreciation and amortization	—	814	349	(252)	911
Depreciation and amortization	—	49	22	—	71
Selling, general and administrative	2	8	89	—	99
Impairment of long-lived assets	—	111	—	—	111
Closure and restructuring costs	—	64	4	—	68
	2	1,046	464	(252)	1,260
Operating loss	(2)	(128)	(6)	—	(136)
Interest expense (income), net	17	18	(21)	—	14
Non-service components of net periodic benefit cost	—	(1)	(3)	—	(4)
(Loss) earnings before income taxes and equity loss	(19)	(145)	18	—	(146)
Income tax expense (benefit)	59	11	(125)	—	(55)
Equity loss, net of taxes	—	—	1	—	1
Share in (loss) earnings of equity accounted investees	(14)	142	—	(128)	—
Net (loss) earnings	(92)	(14)	142	(128)	(92)
Other comprehensive income	23	16	41	(57)	23
Comprehensive (loss) income	(69)	2	183	(185)	(69)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2020
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,775	1,342	(703)	3,414
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,504	1,030	(703)	2,831
Depreciation and amortization	—	150	64	—	214
Selling, general and administrative	7	80	207	—	294
Impairment of long-lived assets	—	111	—	—	111
Closure and restructuring costs	—	65	4	—	69
Other operating loss (income), net	1	4	(7)	—	(2)
	8	2,914	1,298	(703)	3,517
Operating (loss) income	(8)	(139)	44	—	(103)
Interest expense (income), net	49	56	(62)	—	43
Non-service components of net periodic benefit cost	—	(5)	(8)	—	(13)
(Loss) earnings before income taxes and equity loss	(57)	(190)	114	—	(133)
Income tax (benefit) expense	(35)	(89)	57	—	(67)
Equity loss, net of taxes	—	1	1	—	2
Share in (loss) earnings of equity accounted investees	(46)	56	—	(10)	—
Net (loss) earnings	(68)	(46)	56	(10)	(68)
Other comprehensive (loss) income	(16)	(27)	8	19	(16)
Comprehensive (loss) income	(84)	(73)	64	9	(84)

	For the three months ended
	September 30, 2019
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,060	459	(236)	1,283
Operating expenses
Cost of sales, excluding depreciation and amortization	—	891	386	(236)	1,041
Depreciation and amortization	—	51	21	—	72
Selling, general and administrative	—	59	35	—	94
Impairment of long-lived assets	—	33	—	—	33
Closure and restructuring costs	—	11	—	—	11
Other operating loss, net	—	1	2	—	3
	—	1,046	444	(236)	1,254
Operating income	—	14	15	—	29
Interest expense (income), net	18	18	(24)	—	12
Non-service components of net periodic benefit cost	—	1	(3)	—	(2)
(Loss) earnings before income taxes	(18)	(5)	42	—	19
Income tax (benefit) expense	(4)	(2)	5	—	(1)
Share in earnings of equity accounted investees	34	37	—	(71)	—
Net earnings	20	34	37	(71)	20
Other comprehensive loss	(38)	(37)	(33)	70	(38)
Comprehensive (loss) income	(18)	(3)	4	(1)	(18)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2020
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	129	9	80	—	218
Receivables	—	146	397	—	543
Inventories	—	517	247	—	764
Prepaid expenses	5	20	11	—	36
Income and other taxes receivable	69	30	22	(77)	44
Intercompany accounts	594	661	311	(1,566)	—
Total current assets	797	1,383	1,068	(1,643)	1,605
Property, plant and equipment, net	—	1,528	850	—	2,378
Operating lease right-of-use assets	—	57	15	—	72
Intangible assets, net	—	237	336	—	573
Investments in affiliates	3,555	2,505	—	(6,060)	—
Intercompany long-term advances	5	1	1,503	(1,509)	—
Other assets	14	23	139	(13)	163
Total assets	4,371	5,734	3,911	(9,225)	4,791
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	19	379	228	—	626
Intercompany accounts	437	359	770	(1,566)	—
Income and other taxes payable	26	17	71	(77)	37
Operating lease liabilities due within one year	—	21	6	—	27
Long-term debt due within one year	12	—	1	—	13
Total current liabilities	494	776	1,076	(1,643)	703
Long-term debt	1,077	—	9	—	1,086
Operating lease liabilities	—	49	9	—	58
Intercompany long-term loans	563	945	1	(1,509)	—
Deferred income taxes and other	4	252	170	(13)	413
Other liabilities and deferred credits	22	157	141	—	320
Shareholders' equity	2,211	3,555	2,505	(6,060)	2,211
Total liabilities and shareholders' equity	4,371	5,734	3,911	(9,225)	4,791

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2020
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net (loss) earnings	(68)	(46)	56	(10)	(68)
Changes in operating and intercompany assets and liabilities and non-cash items, included in net (loss) earnings	41	81	212	10	344
Cash flows (used for) provided from operating activities	(27)	35	268	—	276
Investing activities
Additions to property, plant and equipment	—	(75)	(55)	—	(130)
Acquisition of business, net of cash acquired	—	—	(30)	—	(30)
Cash flows used for investing activities	—	(75)	(85)	—	(160)
Financing activities
Dividend payments	(51)	—	—	—	(51)
Stock repurchase	(59)	—	—	—	(59)
Net change in bank indebtedness	—	(10)	—	—	(10)
Change in revolving credit facility	(80)	—	—	—	(80)
Proceeds from receivables securitization facility	—	—	25	—	25
Repayments of receivables securitization facility	—	—	(80)	—	(80)
Issuance of long-term debt	300	—	—	—	300
Repayments of long-term debt	(3)	—	—	—	(3)
Increase in long-term advances to related parties	—	—	(100)	100	—
Decrease in long-term advances to related parties	52	48	—	(100)	—
Other	(4)	—	1	—	(3)
Cash flows provided from (used for) financing activities	155	38	(154)	—	39
Net increase (decrease) in cash and cash equivalents	128	(2)	29	—	155
Impact of foreign exchange on cash	—	—	2	—	2
Cash and cash equivalents at beginning of period	1	11	49	—	61
Cash and cash equivalents at end of period	129	9	80	—	218

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and nine months ended September 30, 2020 and September 30, 2019. The three month and nine month periods are also referred to as the third quarter and first nine months of 2020 and 2019. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Part I, Item 1 in this report.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and nine month periods ended September 30, 2020
•	Impact of the COVID-19 Pandemic and Outlook
•	Cost Reduction Program
•	Consolidated Results of Operations and Segment Review
•	Liquidity and Capital Resources

Purchase of Appvion Point of Sale Business

On April 27, 2020, we completed the acquisition of the Point of Sale paper business from Appvion Operation Inc. The business includes the coater and related equipment located at Appvion’s West Carrollton, Ohio, facility as well as a license for all corresponding intellectual property and assumed liabilities related to post-retirement benefits. The results of this business have been included in the consolidated financial statements as of April 27, 2020 and are presented in the Pulp and Paper reportable segment. For more information, refer to Note 3 “Acquisition of Business” of the financial statements in this Quarterly Report on Form 10-Q.

Change in Segment Reporting for EAM Corporation

As a result of changes in our organizational structure, we have changed our segment reporting. Starting January 1, 2020, our materials business, EAM Corporation, a manufacturer of high quality airlaid and ultrathin laminated cores, previously reported under our Personal Care segment is now presented under our Pulp and Paper segment. There were no changes to our consolidated sales or operating income. Prior period segment results have been restated to the new segment presentation with no significant impact on segment results. For more information, refer to Note 17 “Segment Disclosures” of the financial statement in this Quarterly Report on Form 10-Q.

OVERVIEW

We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers and absorbent hygiene products. The foundation of our business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. Approximately 50% of our pulp production is consumed internally to manufacture paper and other consumer products, with the balance sold as market pulp. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We are also a marketer and producer of a broad line of incontinence care products as well as infant diapers. To learn more, visit www.domtar.com.

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

Personal Care: Our Personal Care segment consists of the design, manufacturing, marketing and distribution of absorbent hygiene products.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2020

•	Operating income and net earnings decreased by 569% and 560%, respectively, from the third quarter of 2019
•

Sales decreased by 12% from the third quarter of 2019. Net average selling prices for pulp and paper were down from the third quarter of 2019. Our manufactured paper volume and pulp volume were down when compared to the third quarter of 2019. Our Personal Care business had higher volume when compared to the third quarter of 2019

•

Recognition of closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets, of $68 million and $111 million, respectively, mostly related to our announced cost reduction program within our Pulp and Paper segment

•

Recognition of $9 million (CDN $12 million) from the Canada Emergency Wage Subsidy (“CEWS”) in the third quarter of 2020. This program was created by the Government of Canada to provide financial support for businesses during the COVID-19 pandemic to prevent large layoffs

HIGHLIGHTS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2020

•	Operating income and net earnings decreased by 158% and 158%, respectively, from the first nine months of 2019
•

Sales decreased by 14% from the first nine months of 2019. Net average selling prices for pulp and paper were down from the first nine months of 2019. Our manufactured paper volume was down while our pulp volume as well as our Personal Care business was up when compared to the first nine months of 2019

•

Recognition of closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets, of $69 million and $111 million, respectively, mostly related to our announced cost reduction program within our Pulp and Paper segment

•

Recognition of $34 million (CDN $46 million) from the CEWS and received a $7 million payment from lifting the non-production clause related to the sale agreement of our Lebel-sur-Quévillon kraft pulp mill in 2012

•

We repurchased $59 million of our common stock and paid $51 million in dividends. Our capital return program, which includes our regular quarterly dividend and stock repurchase program, was suspended in the second quarter of 2020

	Three months ended				Nine months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	September 30, 2020	September 30, 2019	$	%	September 30, 2020	September 30, 2019	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,124	$1,283	(159)	-12%	$3,414	$3,976	(562)	-14%
Operating (loss) income	(136)	29	(165)	-569%	(103)	178	(281)	-158%
Net (loss) earnings	(92)	20	(112)	-560%	(68)	118	(186)	-158%
Net (loss) earnings per common share (in dollars)[1]:
Basic	$(1.67)	$0.33	(2.00)	-606%	$(1.23)	$1.89	(3.12)	-165%
Diluted	$(1.67)	$0.32	(1.99)	-622%	$(1.23)	$1.88	(3.11)	-165%

							At September 30, 2020	At December 31, 2019
Total assets							$4,791	$4,903
Total long-term debt, including current portion							$1,099	$939

[1]	See Note 5 “Earnings (Loss) per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

Impact of the COVID-19 pandemic

With the unprecedented and rapid spread of COVID-19 and social distancing measures implemented throughout the world due to the pandemic, this virus has had a profound impact on human health, the global economy and society in general. We are actively monitoring the impact of COVID-19 on all aspects of our business, including how it is impacting our employees, operations, customers, suppliers, liquidity and capital resources.

Our operations are considered to be essential services in the jurisdictions where we operate. Certain of our paper products are used in the testing for COVID-19 as well as for personal protection medical gowns, and our personal care products are essential to the daily lives of consumers. However, demand for our paper has declined significantly since the beginning of April, largely due to work-from-home rules and the overall economic slowdown. The length and severity of the reduction in paper demand is uncertain; at the current time, we expect the adverse impact to continue through to the fourth quarter of 2020. Beyond the fourth quarter of 2020, paper demand will depend largely on when, and the extent to which, work-from-home subsides and on the timing of the return to normal global economic activities.

Effects from COVID-19 began for us at the end of the first quarter of 2020 but were not material to the three-month’s results ended March 31, 2020. Shipments of paper were lower by approximately 19% in the third quarter of 2020 when compared to the third quarter of 2019 and lower by approximately 19% in the first nine months of 2020 when compared to the first nine months of 2019. As a result of the decrease in demand, on August 7, 2020, we announced the permanent closure of the uncoated freesheet manufacturing at our Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at our Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. These actions will reduce our annual uncoated freesheet paper capacity by approximately 721,000 short tons, and will result in a workforce reduction of approximately 750 employees. The Kingsport and Ashdown paper machines, which have been idled since April 2020, did not recommence operations.

Our pulp shipments were lower by approximately 5% in the third quarter of 2020 when compared to the third quarter of 2019 and were higher by approximately 7% in the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. We expect near-term pulp markets to continue to gradually improve driven by better demand, maintenance outages and restocking in China.

Our Personal care business experienced minimal impacts due to COVID-19 during the three months and nine months ended September 30, 2020. We expect to see continued strong demand for some of our products from higher usage and the impact from new customer wins. The ultimate timing and impact of this demand volatility will depend on the duration and scope of COVID-19, global economic conditions and consumer preferences.

Below we further describe specific impacts and the measures we have taken since March 2020.

Health and Safety of our Employees

The safety of our employees continues to be our primary focus. As COVID-19 has evolved, we have taken numerous steps to protect the health and safety of our employees, including: social distancing, providing personnel protection and thermal scanning, health monitoring, contact tracing and enhanced cleaning measures. In addition, we implemented travel restrictions and work-from-home policies for employees who have the ability to work remotely.

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

Cost Reduction Program

On August 7, 2020 we announced the implementation of a cost reduction program targeting $200 million in annual run-rate cost savings to be realized by the end of 2021. The goal of the program is to build a stronger business operation, enhance our cost efficiency, improve operating margins and maximize productivity and cash flow. The cost saving initiatives includes capacity reduction and asset closures (noted above), mill-level cost savings and rightsizing of support functions. See Cost Reduction Program below for more information on this program.

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

Government Assistance

The U.S. and Canadian governments have launched several support programs to provide assistance to companies during the COVID-19 pandemic. We continue to review the details of the various programs to determine whether we might qualify.

The Government of Canada created the CEWS to provide financial support for businesses during the COVID-19 pandemic and to prevent large layoffs. CEWS allows eligible entities to receive a subsidy retroactive to March 15, 2020. We qualified and applied for the first seven periods identified under CEWS, from March 15 through September 26, 2020. We recognized $9 million (CDN $12 million) of income related to this subsidy in the third quarter of 2020 and $34 million (CDN $46 million) for the nine months period ending September 30, 2020.

OUTLOOK

In the fourth quarter, paper volume is expected to be flat quarter-over-quarter while mix should be unfavorable due to the usual seasonality. We expect near-term pulp markets to continue to gradually improve driven by better demand, maintenance outages and restocking in China. We expect Personal Care to continue to benefit from higher usage and the impact from new customer wins. Overall raw material costs are expected to remain stable while planned maintenance costs will be lower.

COST REDUCTION PROGRAM

On August 7, 2020, we announced the implementation of a cost reduction program, targeting $200 million in annual run-rate cost savings to be realized by the end of 2021. The goal of the program is to build a stronger business operation, enhance our cost efficiency, improve operating margins and maximize productivity and cash flow. The costs saving initiatives include capacity reduction and asset closures, mill-level cost savings and rightsizing support functions. The leaner organizational structure is also expected to improve communication flow and cross-functional collaboration, leveraging more efficient business processes.

As part of this program, we announced the permanent closure of the uncoated freesheet manufacturing at our Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at our Ashdown, Arkansas mill and our converting center in Ridgefields, Tennessee. These actions will reduce our annual uncoated freesheet paper capacity by approximately 721,000 short tons, and will result in a workforce reduction of approximately 750 employees. Our Kingsport and Ashdown paper machines, which have been idled since April 2020, did not recommence operations. Our Ridgefields converting center ceased operations at the end of the third quarter of 2020, while our Port Huron mill is expected to shut down by the end of the first quarter of 2021.

During the third quarter of 2020, we recorded $111 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $29 million of severance and termination costs, $31 million of inventory obsolescence, $2 million of pension curtailment and $6 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The aggregate pre-tax earnings charge in connection with these closures is estimated to be $200 million. Of the estimated total pre-tax charge of approximately $200 million, $179 million has been recognized in the third quarter of 2020 and the remaining $21 million is expected to be incurred by the end of the first quarter of 2021.

Kingsport, Tennessee mill

We plan to enter the linerboard market with the conversion of our Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the end of 2022.

We estimate the conversion cost to be between $300 and $350 million. Once fully operational, the mill is expected to be a low-cost, first quartile recycled linerboard mill in North America. The converted mill is expected to directly employ approximately 160 employees.

Ashdown, Arkansas mill

We will complete the conversion of our Ashdown mill to 100% softwood and fluff pulp, which will require $15 to $20 million of capital investments and is expected to be completed within nine to twelve months. The mill will produce additional market hardwood pulp until it converts the fiberline to softwood pulp. The conversion of the fiberline to 100% softwood is also necessary for an eventual expansion into containerboard. Following the fiberline conversion, Ashdown will have annual production capacity of 775,000 tons of fluff and softwood pulp.

See Note 12 “Closure and Restructuring Costs and Impairment of Long-Lived Assets” of the financial statements in this Quarterly Report on Form 10-Q for more information.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our third quarter and first nine months of 2020 and 2019 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
By Business Segment	Three months ended				Nine months ended
			Variance				Variance
	September 30, 2020	September 30, 2019	$	%	September 30, 2020	September 30, 2019	$	%
Pulp and Paper	$899	$1,079	(180)	-17%	$2,732	$3,342	(610)	-18%
Personal Care	243	219	24	11%	738	686	52	8%
Total for reportable segments	1,142	1,298	(156)	-12%	3,470	4,028	(558)	-14%
Intersegment sales	(18)	(15)	(3)		(56)	(52)	(4)
Consolidated	1,124	1,283	(159)	-12%	3,414	3,976	(562)	-14%

Shipments
Paper - manufactured (in thousands of ST)	550	672	(122)	-18%	1,688	2,089	(401)	-19%
Communication Papers	449	563	(114)	-20%	1,384	1,745	(361)	-21%
Specialty and Packaging	101	109	(8)	-7%	304	344	(40)	-12%
Paper - sourced from third parties (in thousands of ST)	16	25	(9)	-36%	50	69	(19)	-28%
Paper - total (in thousands of ST)	566	697	(131)	-19%	1,738	2,158	(420)	-19%
Pulp (in thousands of ADMT)	396	416	(20)	-5%	1,212	1,135	77	7%

ANALYSIS OF CHANGES IN SALES
	Third quarter of 2020 versus Third quarter of 2019				First nine months of 2020 versus First nine months of 2019
	% Change in Net Sales due to				% Change in Net Sales due to
	Net Price	Volume / Mix	Currency	Total	Net Price	Volume / Mix	Currency	Total
Pulp and Paper	-3%	-14%	-%	-17%	-6%	-12%	-%	-18%
Personal Care	-%	8%	3%	11%	-%	8%	-%	8%
Consolidated sales	-2%	-10%	-%	-12%	-5%	-9%	-%	-14%

ANALYSIS OF OPERATING INCOME (LOSS)
	Three months ended						Nine months ended
By Business Segment					Variance						Variance
	September 30, 2020	(a)	September 30, 2019	(b)	$	%	September 30, 2020	(c)	September 30, 2019	(d)	$	%
Operating (loss) income
Pulp and Paper	$(140)		$31		(171)	-552%	$(133)		$237		(370)	-156%
Personal Care	16		2		14	700%	54		(24)		78	325%
Corporate	(12)		(4)		(8)	-200%	(24)		(35)		11	31%
Consolidated operating (loss) income	(136)		29		(165)	-569%	(103)		178		(281)	-158%

(a)

Includes closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets related to our announced cost reduction program within our Pulp and Paper segment of $67 million and $111 million, respectively and within our Corporate segment of $1 million and nil, respectively.

(b)

Includes closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets, related to our announced margin improvement plan within our Personal Care segment, of $6 million and $1 million respectively. Includes closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets, related to two paper machine closures within our Pulp and Paper segment, of $5 million and $32 million, respectively.

(c)

Includes closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets related to our announced cost reduction program within our Pulp and Paper segment of $68 million and $111 million, respectively and within our Corporate segment of $1 million and nil, respectively.

(d)

Includes closure and restructuring charges and accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our announced margin improvement plan within our Personal Care segment, of $18 million and $26 million respectively. Includes closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets, related to two paper machine closures within our Pulp and Paper segment, of $5 million and $32 million, respectively.

Third quarter of 2020 versus Third quarter of 2019
By Business Segment
	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(34)	(29)	24	3	3	(78)	(62)	2	(171)
Personal Care	3	—	3	—	1	1	6	—	14
Corporate	—	—	—	(8)	—	—	(1)	1	(8)
Consolidated operating income (loss)	(31)	(29)	27	(5)	4	(77)	(57)	3	(165)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $1 million in the third quarter of 2020, excluding foreign currency impact. In the third quarter of 2020, we recorded $111 million of accelerated depreciation under Impairment of long-lived assets related to our cost reduction program within our Pulp and Paper segment. In the third quarter of 2019, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets related to our decision to permanently close two paper machines in our Pulp and Paper segment and $1 million of accelerated depreciation under Impairment of long-lived assets, related to our margin improvement plan in our Personal Care segment.

(d)Third quarter of 2020 restructuring charges relate to:	Third quarter of 2019 restructuring charges relate to:
- Inventory write-down ($31 million) - Severance and termination costs ($29 million) - Pension curtailment and other costs ($8 million)	- Inventory write-down ($5 million) - Severance and termination costs ($2 million) - Asset relocation and other costs ($4 million)
(e)Third quarter of 2020 other operating income/expense includes:	Third quarter of 2019 other operating income/expense includes:
- Foreign currency loss on working capital items ($1 million) - Other income ($1 million)	- Bad debt expense ($1 million) - Environmental provision ($1 million) - Foreign currency loss on working capital items ($1 million)

Commentary – Third quarter of 2020 compared to Third quarter of 2019

Interest Expense, net

We incurred $14 million of net interest expense in the third quarter of 2020, an increase of $2 million compared to net interest expense of $12 million in the third quarter of 2019. The net interest expense was impacted by the $300 million Term Loan entered into on May 5, 2020.

Income Taxes

For the third quarter of 2020, our income tax benefit was $55 million, consisting of a current income tax benefit of $7 million and a deferred income tax benefit of $48 million. This compares to an income tax benefit of $1 million in the third quarter of 2019, consisting of a current income tax benefit of $3 million and a deferred income tax expense of $2 million. We received income tax refunds, net of payments, of $1 million during the third quarter of 2020. The effective tax rate for the third quarter of 2020 was 38% compared with an effective tax rate of -5% in the third quarter of 2019. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate and then making adjustments for discrete items arising in that quarter. In each interim quarter we update our estimate of our annual effective tax rate and, if the estimated annual tax rate changes, make a cumulative adjustment in that quarter. Our effective tax rate for the third quarter of 2020 was significantly impacted by such an adjustment, mainly due to a change in the mix of earnings or loss between tax jurisdictions. Our effective tax rate for the third quarter of 2020 was also favorably impacted by the CARES Act, which granted companies the ability to carry back tax losses generated in the U.S. in 2020 to a tax year with earnings that were taxed at a higher statutory tax rate. Our effective tax rate for the third quarter of 2019 was favorably impacted by additional R&D tax credits in the U.S. and Spain and by the finalization of certain estimates in connection with filing our 2018 income tax returns.

First nine months of 2020 versus First nine months of 2019
By Business Segment
	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(93)	(195)	60	(15)	5	(76)	(63)	7	(370)
Personal Care	11	1	16	6	(1)	27	18	—	78
Corporate	—	—	—	13	—	—	(1)	(1)	11
Consolidated operating income (loss)	(82)	(194)	76	4	4	(49)	(46)	6	(281)

(a)	Includes raw materials (such as fiber, chemicals, nonwovens and super absorbent polymers) and energy costs.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

Depreciation charges were lower by $4 million in the first nine months of 2020, excluding foreign currency impact. In the first nine months of 2020, we recorded $111 million of accelerated depreciation under Impairment of long-lived assets related to our cost reduction program within our Pulp and Paper segment. In the first nine months of 2019, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets related to our decision to permanently close two paper machines in our Pulp and Paper segment and $26 million of accelerated depreciation and impairment of operating lease right-of-use assets under Impairment of long-lived assets, related to our margin improvement plan in our Personal Care segment.

(d)First nine months of 2020 restructuring charges relate to:	First nine months of 2019 restructuring charges relate to:
- Inventory write-down ($31 million) - Severance and termination costs ($30 million) - Pension curtailment and other costs ($8 million)	- Inventory write-down ($6 million) - Severance and termination costs ($6 million) - Asset relocation and other costs ($11 million)
(e) First nine months of 2020 other operating income/ expense includes:	First nine months of 2019 other operating income/ expense includes:

- Income from termination of non-production agreement     ($7 million)

- Bad debt expense ($5 million)

- Foreign currency loss on working capital items ($1 million)

- Environmental provision ($1 million)

- Other income ($2 million)

- Foreign currency loss on working capital items ($3 million) - Environmental provision ($2 million) - Bad debt expense ($2 million) - Other income ($3 million)

Commentary – First nine months of 2020 compared to first nine months of 2019

Interest Expense, net

We incurred $43 million of net interest expense in the first nine months of 2020, an increase of $5 million compared to net interest expense of $38 million in the first nine months of 2019. The net interest expense was impacted by the $300 million Term Loan entered into on May 5, 2020 as well as an increase in borrowing under the revolving credit facility.

Income Taxes

For the first nine months of 2020, our income tax benefit was $67 million, consisting of a current income tax benefit of $7 million and a deferred income tax benefit of $60 million. This compares to an income tax expense of $28 million in the first nine months of 2019, consisting of a current income tax expense of $27 million and a deferred income tax expense of $1 million. We received income tax refunds, net of payments, of $25 million during the first nine months of 2020. Our effective tax rate was 50% compared to an effective tax rate of 19% in the first nine months of 2019. The effective tax rate for the first nine months of 2020 was significantly impacted by our mix of earnings or loss in our major jurisdictions, by our recognition of additional tax credits in various jurisdictions, and by our ability to carry back U.S. tax losses generated in 2020 to a tax year with earnings that were taxed at a higher statutory tax rate. These favorable impacts were partially offset by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits. Our effective tax rate for the first nine months of 2019 was favorably impacted by the recognition of additional R&D credits in the U.S. and Spain and by an enacted law change in the state of Arkansas, which were mostly offset by the recording of a valuation allowance against certain state tax credit carryforwards and by the finalization of certain estimates in connection with filing our 2018 income tax returns.

Commentary – Segment Review

Pulp and Paper Segment

EAM’s results of operations, previously reported under our Personal Care segment, are now presented under our Pulp and Paper segment with no significant impact on our segment results. Prior period segment results have been restated to the new segment presentation.

Sales in our Pulp and Paper segment decreased by $180 million, or 17%, when compared to sales in the third quarter of 2019. This decrease in sales is mostly due to a decrease in our pulp and paper sales volumes and a decrease in our net average selling prices for pulp and paper.

Operating loss in our Pulp and Paper segment amounted to $140 million in the third quarter of 2020, a decrease of $171 million, when compared to operating income of $31 million in the third quarter of 2019. Our results were negatively impacted by:

•

Higher depreciation/impairment charges ($78 million). We recorded $111 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program in the third quarter of 2020 compared to $32 million of accelerated depreciation under Impairment of long-lived assets, related to our decision to permanently close two paper machines in the third quarter of 2019. Depreciation charges were lower by $1 million when compared to the third quarter of 2019

•

Higher restructuring charges ($62 million) in the third quarter of 2020 as a result of the cost reduction program ($67 million) compared to the decision to permanently close two paper machines in the third quarter of 2019 ($5 million)

•	Lower volume/mix ($34 million)
•	Lower net average selling prices for pulp and paper ($29 million)

These decreases were partially offset by:

•	Lower input costs ($24 million) mostly related to lower cost of fiber due, in part, to better weather as well as favorable market conditions compared to the third quarter of 2019
•

Lower operating expenses ($3 million) mostly due to lower maintenance and other costs due to our cash conservation initiatives (including our cost reduction program) in light of the COVID-19 pandemic and amounts recognized from the CEWS when compared to the third quarter of 2019, partially offset by lower production

•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($3 million)
•	Higher other income ($2 million)

Sales in our Pulp and Paper segment decreased by $610 million, or 18%, when compared to sales in the first nine months of 2019. This decrease in sales is mostly due to a decrease in our paper sales volumes as well as a decrease in our net average selling prices for pulp and paper. These decreases were partially offset by an increase in pulp sales volumes.

Operating loss in our Pulp and Paper segment amounted to $133 million in the first nine months of 2020, a decrease of $370 million, when compared to operating income of $237 million in the first nine months of 2019. Our results were negatively impacted by:

•	Lower net average selling prices for pulp and paper ($195 million)
•	Lower volume/mix ($93 million)

•

Higher depreciation/impairment charges ($76 million). We recorded $111 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program in the first nine months of 2020 compared to $32 million of accelerated depreciation under Impairment of long-lived assets, related to our decision to permanently close two paper machines in the first nine months of 2019. Depreciation charges were lower by $3 million when compared to the first nine months of 2019

•

Higher restructuring charges ($63 million) in the first nine months of 2020 as a result of the cost reduction program ($68 million) compared to the decision to permanently close two paper machines in the first nine months of 2019 ($5 million)

•

Higher operating expenses ($15 million) related to lower production, partially offset by lower maintenance and other costs due to our cash conservation initiatives (including our cost reduction program) in light of the COVID-19 pandemic and amounts recognized from the CEWS when compared to the first nine months of 2019

These decreases were partially offset by:

•	Lower input costs ($60 million) mostly related to lower cost of fiber due, in part, to better weather and favorable market conditions compared to the first nine months of 2019
•	Higher other income ($7 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($5 million)

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

The high degree of uncertainty and volatility day-to-day and the longer term potential impacts of the economic slowdown remain unclear. In the fourth quarter, paper volume is expected to be flat quarter-over-quarter while mix should be unfavorable due to the usual seasonality. We expect near-term pulp markets to continue to gradually improve driven by better demand, maintenance outages and restocking in China. Overall raw material costs are expected to remain stable while planned maintenance costs will be lower.

Personal Care Segment

Sales in our Personal Care segment increased by $24 million, or 11%, when compared to sales in the third quarter of 2019. This increase was mainly driven by higher volume as well as by favorable foreign exchange when compared to the third quarter of 2019.

Operating income increased by $14 million, in the third quarter of 2020 compared to the third quarter of 2019. Our results were positively impacted by:

•	Lower closure and restructuring charges ($6 million) due to charges related to our margin improvement plan recorded in the third quarter of 2019
•	Higher sales volume partially offset by unfavorable mix ($3 million)
•	Favorable input costs ($3 million) mostly due to lower raw material pricing
•	Lower depreciation/impairment charges ($1 million) due to charges related to our margin improvement plan in the third quarter of 2019
•	Favorable foreign exchange ($1 million) mostly between the Euro and the U.S. dollar, net of our hedging program

Sales in our Personal Care segment increased by $52 million, or 8%, when compared to sales in the first nine months of 2019. This increase in sales was driven by higher volume when compared to the first nine months of 2019.

Operating income increased by $78 million, in the first nine months of 2020 when compared to the first nine months of 2019. Our results were positively impacted by:

•

Lower depreciation/impairment charges ($27 million) mostly due to the non-cash impairment of long-lived assets charge of $26 million recorded in the first nine months of 2019, related to our margin improvement plan

•	Lower closure and restructuring charges ($18 million) due to charges related to our margin improvement plan recorded in the first nine months of 2019
•	Favorable input costs ($16 million) mostly due to lower raw material pricing
•	Higher sales volume partially offset by unfavorable mix ($11 million)
•	Lower operating expenses ($6 million) mostly due to higher production and lower SG&A
•	Higher net average selling prices ($1 million)

These increases were partially offset by:

•	Unfavorable foreign exchange, net of our hedging program ($1 million)

Economic conditions and uncertainties

In our absorbent hygiene products business, we compete in an industry with fundamental drivers for long-term growth; however, competitive market pressures in the healthcare and retail markets have grown significantly in recent years.

While we are expected to benefit from the overall increase in healthcare spending due to an aging population, the pressures to limit spending on healthcare may impact overall consumption or the channels in which consumption occurs. Additionally, excess industry capacity has increased pricing pressure in all markets including the infant and adult private label retail.

The principal levers of competition remain brand loyalty, product innovation, quality, price and marketing and distribution capabilities.

In the fourth quarter, we expect Personal Care to continue to benefit from higher usage and the impact from new customer wins. Overall raw material costs are expected to remain stable.

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

For the three and nine months ended September 30, 2019, we recorded $1 million of accelerated depreciation and $26 million of accelerated depreciation and impairment of operating lease right-of-use assets, respectively, under Impairment of long-lived assets on the Consolidated Statement of Earnings and Comprehensive Income (Loss). For the three and nine months ended September 30, 2019, we also recorded $1 million and $5 million, respectively, of severance and termination costs, $1 million and $2 million, respectively, of inventory obsolescence; and $4 million and $11 million, respectively, of asset relocation and other costs, under Closure and restructuring costs.

STOCK-BASED COMPENSATION EXPENSE

For the first nine months of 2020, stock-based compensation expense recognized in our results of operations was $4 million for all outstanding awards which includes the mark-to-market recovery related to liability awards of $9 million. This compares to a stock-based compensation expense of $17 million for all outstanding awards which includes the mark-to-market expense related to liability awards of $4 million in the first nine months of 2019. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $700 million credit facility, of which $649 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $139 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities totaled $276 million in the first nine months of 2020, a $6 million decrease compared to cash flows from operating activities of $282 million in the first nine months of 2019. This decrease in cash flows from operating activities is primarily due to a decrease in profitability. This decrease was partially offset by an improvement in cash flow from working capital requirements. We received income tax refunds, net of payments, of $25 million during the first nine months of 2020 compared to income tax payments, net of refunds, of $55 million in the first nine months of 2019.

Investing Activities

Cash flows used for investing activities in the first nine months of 2020 amounted to $160 million, a $4 million increase compared to cash flows used for investing activities of $156 million in the first nine months of 2019.

The use of cash in the first nine months of 2020 was attributable to additions to property, plant and equipment of $130 million and the acquisition of the Appvion Point of Sale Business in the second quarter of 2020 ($30 million).

The use of cash in the first nine months of 2019 was attributable to additions to property, plant and equipment of $157 million. This use of cash was partially offset by proceeds of disposals of property, plant and equipment of $1 million.

Our capital expenditures for 2020 are expected to be between $160 million and $170 million.

Financing Activities

Cash flows provided from financing activities totaled $39 million in the first nine months of 2020 compared to cash flows used for financing activities of $137 million in the first nine months of 2019.

The primary source of cash flows provided from financing activities was from proceeds of the term loan in the first nine months of 2020 ($297 million). This was partially offset by the decrease in borrowings under our credit facilities (revolver and receivables securitization) ($135 million), the repurchase of our common stock ($59 million), dividend payments ($51 million) and a decrease in bank indebtedness ($10 million).

The use of cash in the first nine months of 2019 was primarily the result of the repurchase of our common stock ($139 million) and dividend payments ($83 million). This was partially offset by the net increase in borrowings under our credit facilities (revolver and receivable securitization) ($85 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $881 million as of September 30, 2020 compared to $887 million as of December 31, 2019.

Term Loan

On May 5, 2020, we entered into a $300 million Term Loan Agreement that matures on May 5, 2025. We used borrowings under the Term Loan Agreement to repay other debt, to pay related fees and expenses. A mandatory repayment of $3 million was made on September 30, 2020. For more information, refer to Note 13 “Long-Term Debt” of the financial statements in this Quarterly Report on Form 10-Q for more information.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At September 30, 2020 and September 30, 2019, we were in compliance with these financial covenants, and had no borrowings under the Credit Agreement (September 30, 2019 – $45 million). At September 30, 2020 and September 30, 2019, our interest coverage ratio was 7.4 and 14.7, respectively, and our leverage ratio was 2.4 and 1.3, respectively. At September 30, 2020 and September 30, 2019, we had $51 million and nil, respectively, of outstanding letters of credit, leaving $649 million unused and available under this facility (September 30, 2019 – $655 million).

 Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021.

At September 30, 2020, we had no borrowings under the receivables securitization facility, and we had no outstanding letters of credit under the program (September 30, 2019 – $90 million and $50 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations. At September 30, 2020, we had $139 million unused and available under the receivable securitization facility.

Common Stock

On May 5, 2020, we suspended the distribution of our regular quarterly dividend and stock repurchase program in light of current uncertainty in the global markets. Our Board of Directors will continue to evaluate our capital return program based upon customary considerations, including market conditions.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2020, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2020, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q, contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance, liquidity and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occurs, what effect they will have on Domtar Corporation’s results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions or divestitures, including facility closures;
•	failure to achieve our cost containment goals, costs of conversion in excess of our expectations and demand for linerboard;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;

•	conditions in the global capital and credit markets, and the economy generally, particularly in the U.S., Canada and Europe;
•	performance of our manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	cyberattacks or other security breaches;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of long-lived assets, inventory, accounts receivable or other assets for impairment or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar and European currencies;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any;
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

EQUITY RISK

We are exposed to changes in share price with regard to our stock-based compensation program. We manage our exposure through the use of derivative instruments such as equity swap contracts. In March 2020, we entered into a total return swap agreement, maturing on March 4, 2022, covering 500,000 common shares.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2020, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

• Significant reductions in demand or significant volatility in demand for one or more of the Company’s products, which may be caused by, among other things: the closing of offices and schools where paper is used extensively, the temporary inability of consumers to purchase the Company’s products due to illness, quarantine or other travel restrictions, financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products or use of alternatives, stockpiling or similar pantry-loading activity; if prolonged, such impacts can further increase the difficulty of planning for operations and may adversely impact the Company’s results;

• Inability to meet the Company’s customers’ needs and achieve cost targets due to disruptions in the Company’s manufacturing and supply arrangements caused by constrained workforce capacity or the loss or disruption of other essential manufacturing and supply elements such as raw materials or other finished product components, transportation, or other manufacturing and distribution capability;

• Failure of third parties on which the Company relies, including the Company’s suppliers, distributors, contractors or commercial banks, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact the Company’s operations; or

• Significant changes in the political conditions in the markets in which the Company manufactures, sells or distributes its products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close the Company’s operating and manufacturing facilities, restrict the Company’s employees’ ability to travel or perform necessary business functions, or otherwise prevent the Company’s suppliers or customers from sufficiently staffing operations, including operations necessary for the production, distribution and sale of the Company’s products, which could adversely impact the Company’s results.

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

Share repurchase activity under our share repurchase program was as follows during the three-month period ended September 30, 2020:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
July 1 through July 31, 2020	—	$—	—	$343,601
August 1 through August 31, 2020	—	$—	—	$343,601
September 1 through September 30, 2020	—	$—	—	$343,601
	—	$—	—

During the third quarter of 2020, we did not repurchase any shares under our share repurchase program (the “Program”). As of September 30, 2020, we had $344 million of remaining availability under our Program. The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock. The Program has no set expiration date. We repurchase our common stock, in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

During the first nine months of 2020, we repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

During the first nine months of 2019, we repurchased 4,076,723 shares at an average price of $35.47 for a total cost of $145 million.

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

Date: November 6, 2020

By:	/s/ Daniel Buron
Daniel Buron
Senior Vice-President and Chief Financial Officer

By:	/s/ Razvan L. Theodoru
Razvan L. Theodoru
Vice-President, Corporate Law and Secretary