Form 10-K
period 2020-12-31
Domtar CORP
filed 2021-03-01
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2020, was $1,165,096,948.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2021 was 55,066,504.

Portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 5, 2021, are incorporated by reference into Part III of this Report.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

ITEM 1.  BUSINESS

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products, including communication papers, specialty and packaging papers. The foundation of our business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. Approximately 40% of our pulp production is consumed internally to manufacture paper, with the balance sold as market pulp. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. To learn more, visit www.domtar.com.

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments.

2020 was a year of significant challenges for Domtar. During 2020, we undertook various strategic initiatives, including a cost reduction program, executed on our asset conversion roadmap, reviewed our strategic alternatives for our Personal Care business and faced unprecedented operating and market challenges due to the COVID-19 pandemic.

While our strategy will take some time to execute, we made good progress in 2020 that provides us with a strong foundation on which to build. We are executing on a clear plan to create long-term shareholder value by refocusing our portfolio around Paper, Pulp and Packaging. We also have begun to execute our strategic plan to enter the containerboard market with highly competitive assets and a differentiated go-to-market strategy.

Sale of Personal Care business

On January 7, 2021, we agreed to sell our Personal Care business to American Industrial Partners (AIP), for a purchase price of $920 million in cash (the “Transaction”). The Transaction is expected to close in the first quarter of 2021. Based on its magnitude and because we are exiting the Personal Care business, the sale represents a significant strategic shift that has a material effect on our operations and financial results. Accordingly, all periods presented reflect the Personal Care business as a discontinued operation. Our Personal Care business was previously disclosed as a separate reportable segment. For more information on our discontinued operations, refer to Item 8, Financial Statements and Supplementary Data, under Note 3, “Discontinued Operations”.

Execution of our asset conversion roadmap

On August 7, 2020, we announced our decision to repurpose assets at our Kingsport, Tennessee and Ashdown, Arkansas, facilities, following a review of our manufacturing footprint. This conversion program is consistent with the roadmap that we made public in 2018. The previously announced multi-mill conversion roadmap is designed to adjust our paper capacity to align with our customer demand. Through this process, we have identified up to four large scale paper machine/mill repurposing projects that can produce 2.5 million tons of containerboard and/or 570,000 ADMT of additional market softwood and fluff pulp. We plan to enter the linerboard market with the conversion of our Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the fourth quarter of 2022. We expect to complete the conversion of our Ashdown mill to 100% softwood and fluff pulp in early 2021. The Ashdown mill will produce additional market hardwood pulp until it converts the fiberline to softwood pulp. The conversion of the fiberline to 100% softwood is necessary for an eventual expansion into containerboard. Following the fiberline conversion, Ashdown will have annual production capacity of 775,000 tons of fluff and softwood pulp.

Cost reduction program

On August 7, 2020, we announced the implementation of a cost reduction program, targeting $200 million in annual run-rate cost savings to be realized by the end of 2021. The goal of the program is to build a stronger business operation, enhance our cost efficiency, improve operating margins and maximize productivity and cash flow. For more information on our cost reduction program, refer to “Cost Reduction Program” section included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Purchase of Appvion Point of Sale business

On April 27, 2020, we completed the acquisition of the Point of Sale paper business from Appvion Operations, Inc. The business includes the coater and related equipment located at Appvion’s West Carrollton, Ohio, facility as well as a license for all corresponding intellectual property. The results of this business have been included in the consolidated financial statements as of April 27, 2020. For more information, refer to Item 8, Financial Statements and Supplementary Data, under Note 4 “Acquisition of Business”.

COVID-19

First identified in people in late 2019, COVID-19 spread rapidly throughout the world and, in March 2020, the World Health Organization characterized COVID-19 as a pandemic. With the unprecedented and rapid spread of COVID-19 and social distancing measures implemented throughout the world due to the pandemic, this virus has had a profound impact on human health, the global economy and society in general. We are actively monitoring the impact of COVID-19 on all aspects of our business, including our employees, operations, customers, suppliers, liquidity and capital resources. The health and safety of our employees and customers remains our top priority.

Prior to mid-March 2020, our results were largely in line with expectations. We began to experience a decline in shipment of paper in March 2020, when volume declined in response to shelter-in-place orders and other market restrictions. Overall, for 2020, our paper shipments were lower by approximately 19% when compared to 2019. COVID-19 is discussed in more detail under the COVID-19 section of the Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

AVAILABILITY OF INFORMATION

In this Annual Report on Form 10-K, we incorporate by reference certain information contained in other documents filed with the Securities and Exchange Commission (“SEC”) and we refer you to such information. We file annual, quarterly and current reports and other information with the SEC. The SEC maintains a website at www.sec.gov that contains these filings. You also may access, free of charge, our reports filed with the SEC through our website. Reports filed with the SEC will be available through our website as soon as reasonably practicable after they are filed. The information contained on or connected to our website, www.domtar.com, is not incorporated by reference into this Form 10-K and should in no way be construed as a part of this or any other report that we filed with the SEC.

OUR CORPORATE STRUCTURE

At December 31, 2020, Domtar Corporation had a total of 55,194,538 shares of common stock issued and outstanding.

Our common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS”.

Information regarding our common stock is included in Item 8, Financial Statements and Supplementary Data under Note 21 “Shareholders’ Equity”.

OUR BUSINESS OVERVIEW

Following our agreement to sell our Personal Care business, we now operate as a single reportable segment as described below, which also represents our only operating segment.

Pulp and Paper: Consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, hardwood and fluff pulps and high quality airlaid and ultrathin laminated cores.

Information regarding our reportable segment is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Item 8, Financial Statements and Supplementary Data under Note 24 “Segment Disclosures”. Geographic information is also included under Note 24 of the Financial Statements and Supplementary Data.

PULP AND PAPER

Our Manufacturing Operations

We produce approximately 3.8 million metric tons of softwood, fluff and hardwood pulp at 11 mills. Approximately 40% of our pulp is consumed internally to manufacture paper, with the balance being sold as market pulp. We also purchase limited papergrade pulp from third parties for specific grades and to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We have seven integrated pulp and paper mills (five in the United States and two in Canada), with an annual paper production capacity of approximately 2.2 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by 11 converting and forms manufacturing operations (including a network of 9 plants located offsite from our paper making operations). Approximately 68% of our paper production capacity is in the United States and 32% is located in Canada.

We produce market pulp in excess of our internal requirements at our pulp and paper mills in Espanola, Hawesville, Windsor, Marlboro and Nekoosa. We also produce papergrade, fluff and specialty pulps at our four stand-alone pulp mills in Ashdown, Kamloops, Dryden and Plymouth. We can sell approximately 2.1 million metric tons of pulp per year depending on market conditions. Approximately 58% of our pulp production capacity is in the U.S. and 42% is in Canada.

The table below lists our operating pulp and paper mills and their annual production capacity:

			Saleable
PRODUCTION FACILITY (1)	Fiberline Pulp Capacity		Paper
	# lines	('000 ADMT) (2)	# machines	Category (3)	('000 ST) (4)
Uncoated freesheet
Windsor, Quebec	1	447	2	Communication	642
Hawesville, Kentucky	1	412	2	Communication	596
Marlboro, South Carolina	1	320	1	Specialty & Packaging	274
Johnsonburg, Pennsylvania	1	228	2	Communication	344
Nekoosa, Wisconsin	1	155	3	Specialty & Packaging	168
Rothschild, Wisconsin	1	65	1	Communication	131
Espanola, Ontario	1	280	2	Specialty & Packaging	69
Total Uncoated freesheet	7	1,907	13		2,224
Pulp
Ashdown, Arkansas (5)	3	775
Kamloops, British Columbia	1	408	—		—
Dryden, Ontario	1	327	—		—
Plymouth, North Carolina	1	390	—		—
Total Pulp	6	1,900	—		—
Total	13	3,807	13		2,224
Total Trade Pulp (6)		2,149

(1)

On August 7, 2020, we announced the permanent closure of the uncoated freesheet manufacturing at our Kingsport, Tennessee and Port Huron, Michigan mills, and the remaining paper machine at our Ashdown, Arkansas mill. Our Kingsport and Ashdown paper machines, were idled in April 2020, while our Port Huron mill is expected to shut down by the end of the first quarter of 2021. These closures are reflected in the table above.

(2)	ADMT refers to an air dry metric ton and ST refers to short ton.
(3)	Represents the majority of the capacity at each of these facilities.
(4)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(5)

We will complete the conversion of our Ashdown mill to 100% softwood and fluff pulp in early 2021. The mill will produce additional market hardwood pulp until it converts the fiberline to softwood pulp. This conversion is reflected in the table above.

(6)	Estimated third-party shipments dependent upon market conditions.

We plan to enter the containerboard market with the conversion of our Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing market. The conversion is expected to be completed by the end of 2022.

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

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the U.S., contracts with Quebec wood producers’ marketing boards, public land where we have wood supply allocations and from Domtar’s private lands. The softwood and hardwood fiber for our Espanola pulp and paper mill and the softwood fiber for our Dryden pulp mill are obtained from third parties, directly or indirectly from public lands and through designated wood supply allocations. The fiber used at our Kamloops pulp mill is all softwood, originating mostly from third-party sawmill operations in the southern-interior part of British Columbia.

Cutting rights on public lands related to our pulp and paper mills in Canada represent about 1.7 million cubic meters of softwood and 0.8 million cubic meters of hardwood per year. Access to harvesting of fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

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

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include: biomass, natural gas and electricity. Approximately 73% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor, generated as byproducts from our manufacturing processes. The remainder of the energy comes from smaller amounts of other fossil fuels and purchased steam procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within predetermined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuate based on prevailing market conditions. Biomass and fossil fuels are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We have cogenerating assets at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. These generating assets produce approximately 71% of the electricity requirements of our manufacturing operations, with the balance supplied from local utilities. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting.

Our Transportation

Transportation of raw materials, wood fiber, chemicals and pulp into our mills is mostly done by rail and trucks, although barges are used in certain circumstances. We rely on third parties for the transportation of our pulp and paper products between our mills, converting operations, distribution centers and customers. Our paper products are shipped mostly by truck, with logistics operations and procurement being managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck depending on destination and customer preference. We work with major railroads, ocean carriers, and approximately 300 trucking and third- party transportation companies in the U.S. and Canada. Service agreements are typically negotiated on an annual basis. We pay diesel fuel surcharges, which vary depending on the mode of transportation used and the cost of diesel fuel.

Our Product Offering and Go-to-Market Strategy

Paper

Our uncoated freesheet papers are categorized into both communication papers and specialty and packaging papers. Communication papers are further categorized into business papers and commercial printing and publishing papers.

Our business papers include copy and electronic imaging papers, which are used with inkjet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 41% of our shipments of paper products in 2020.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. These products also include converting papers, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 41% of our shipments of paper products in 2020.

Our specialty and packaging papers include papers used for thermal printing, flexible packaging, food packaging, medical packaging, medical gowns and drapes, sandpaper backing, carbonless printing, labels and other papers used for coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 18% of our shipments of paper products in 2020. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

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

We sell business papers primarily to paper stationers, merchants, office equipment manufacturers and retail outlets. We distribute uncoated commercial printing and publishing papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to some end users. We sell our specialty and packaging papers mainly to converters, who apply a further production process such as coating, rewinding, folding or waxing to our papers before selling them to a variety of specialized end-users.

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

Pulp

Our pulp products are comprised of softwood, fluff and hardwood kraft as well as high quality airlaid and ultrathin laminated cores. Our pulp grades are sold to customers in over 50 countries worldwide and are used in a variety of end products, such as diapers and personal hygiene products, bathroom and facial tissue, specialty and packaging papers, customers who make printing and writing grades, building products and electrical insulating papers. Our laminated cores are used in the manufacturing of baby diapers, adult incontinence and feminine hygiene products.

We sell market pulp to customers in North America mainly through a North American sales force, while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to customer orders on short notice.

Our Customers

Our ten largest customers represented approximately 41% of our sales in 2020. In 2020, Staples represented approximately 12% of our sales. The majority of our customers purchase products through individual purchase orders. In 2020, approximately 75% of our sales were in the United States, 9% were in Canada, and 16% were in other countries.

OUR STRATEGIC INITIATIVES AND FINANCIAL PRIORITIES

As a leading fiber-based technology company, Domtar is focused on driving innovation, enhancing our operating platforms, and delivering high quality products. To further bolster our position and drive enhanced value for our stockholders, Domtar is focused on four key business objectives: (1) driving value through strategic investment; (2) building on our core competencies in wood fiber to diversify and expand Domtar’s footprint in growth markets and industries; (3) maintaining a balanced and disciplined approach to capital allocation that allows for investments in growth opportunities and rewards stockholders with capital returns; and (4) operating with a focus on environmental responsibility and sustainability. We are confident that the continued focus on these objectives will bolster the competitive position of our business and drive value for our stakeholders, including stockholders, customers and employees.

Driving value. Fiber-based products remain the primary part of our growth plan, and we have strategies and operating priorities designed to maximize the value of the business. Our key priorities include: increasing productivity in our pulp business, pursuing new sources of paper consumption, pursuing asset repurposing opportunities and operating an optimal portfolio of strategic assets. We believe that execution on these priorities will enable Domtar to expand into complementary growth areas and protect its market position in Pulp and Paper.

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

Maintaining a balanced and disciplined approach to capital allocation that allows for investments in growth opportunities and rewards stockholders with capital returns. We believe in a balanced and disciplined approach to capital allocation, and we are committed to deploying capital only to the areas that will achieve the best possible return for our stockholders. Domtar’s free cash flow allows us to invest in growth opportunities and maintain a strong and flexible financial position for operating and strategic initiatives, while still returning capital to our stockholders. To continue generating free cash flow, we are focused on allocating our capital expenditures effectively and minimizing working capital requirements by reducing discretionary spending, reviewing procurement costs and pursuing the balance of production and inventory control.

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

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products, which include an extensive offering of high quality Forest Stewardship Council (“FSC”)-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products. All of our pulp and paper manufacturing facilities are located in the U.S. or in Canada where we sell approximately 84% of our products. The five largest manufacturers of uncoated freesheet papers in North America (including Domtar) represent approximately 76% of total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet paper. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, particularly the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The pulp we sell is fluff, softwood or hardwood pulp. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and competitively priced pulp products. The fluff pulp we sell is used in absorbent products, incontinence products, diapers and feminine hygiene products. The softwood and hardwood pulp we sell is primarily slow growth northern bleached softwood and hardwood kraft, and we produce specialty engineered pulp grades with a predetermined mix of wood species. Our softwood and hardwood pulps are sold to customers that make a variety of products for specialty paper, packaging, tissue and industrial applications, and customers who make printing and writing grades. Airlaid and ultrathin laminated cores are highly customized and specialized for customer needs and have a relatively long and technical development, qualification and sales process. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our pulp production capacity is located in the U.S. or in Canada, and we sell approximately 54% of our pulp to other countries.

OUR HUMAN CAPITAL

We have approximately 6,600 employees, 61% are employed in the United States and 39% in Canada. 57% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis.

We are committed to fostering a workplace that attracts and retains talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety, employee well-being and community engagement, we aim to directly influence positive work behavior and on-the-job performance.

Diversity and Inclusion

Although we have a strict non-discrimination and anti-harassment policy, we view diversity and inclusion as more than just policies and practices. It is part of who we are, how we operate, and essential to our long-term sustainability. We strive to create an inclusive workplace where people can bring their authentic selves to work and feel valued and included.

Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse board. We are committed to increasing representation of women and underrepresented minorities at Domtar overall, but particularly in leadership roles. The Domtar Diversity and Inclusion Council, provides guidance to leadership to help make Domtar more inclusive and diverse.

To ensure leadership maintains a commitment to diversity and inclusion, each leader is responsible for focusing on how they can develop and support diversity within the workplace and within their scope of responsibilities. The Human Resources Committee of the Board also has ongoing oversight of diversity and inclusion programs.

Compensation and Pay Equity

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role, experience and their performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.

Learning and Development

Hiring, developing and retaining employees is important to our operations and we are focused on creating experiences and programs that foster growth, performance and retention. We continually invest in our employees’ career growth and provide a wide range of development opportunities, including face-to-face, virtual, social and on-site learning, mentoring, coaching, and external development.

Health and Safety

The physical health, life balance and mental health of our employees is vital to Domtar’s success.  That is why we work relentlessly to physically eliminate hazards and minimize risk of injury, promote a safety culture, and invest in well-being programs to help our employees establish and maintain healthy lifestyles.

Throughout the COVID-19 pandemic, we have remained focused on protecting the health, safety, and well-being of our employees while meeting the needs of our customers. Shortly after the outset of COVID-19, we adopted enhanced safety measures and practices across our facilities to protect employee health and safety and ensured a reliable supply of essential products to our customers. We monitor the impact of the pandemic on our employees and within our operations, and proactively modify or adopt new practices to promote their health and safety.

Community Involvement

We make donations to charitable organizations in the communities where we live and work and believe that this commitment helps in our efforts to attract and retain employees. We also offer employees the opportunity to volunteer in their communities through our Domtar EarthChoice Ambassadors program. We focus our philanthropic efforts on three areas that align with our business: literacy, sustainability, and health and wellness.

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

Domtar executes this commitment to sustainability at every level and every location across the Company. With the support of the Board of Directors, our Management Committee empowers senior managers from manufacturing, technology, finance, sales and marketing and corporate staff functions to regularly come together and establish key sustainability performance metrics, and to routinely assess and report on progress. Our sustainability goals, challenges and progress are reported annually on the Company’s website and other published reports.

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

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. Additional information regarding environmental matters is included in Item 8, Financial Statements and Supplementary Data, under Note 22 “Commitments and Contingencies” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section of Critical accounting estimates and policies, under the caption “Environmental Matters and Asset Retirement Obligations.”

OUR INTELLECTUAL PROPERTY

Many of our brand name products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, EarthChoice®, Ariva®, NovaThin® and NovaZorb®. These brand names and trademarks are important to our business. Our numerous trademarks have been registered in the U.S. and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

We own U.S. and foreign patents and have several pending patent applications. Our management regards these patents and patent applications as important but does not consider any single patent or group of patents to be materially important to our business as a whole.

OUR EXECUTIVE OFFICERS (“MANAGEMENT COMMITTEE”)

Name	Age	Position and Business Experience
John D. Williams	66

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

Mr. Williams is Lead Independent Director of the Board of Directors of Owens Corning and the Non-Executive Chairman of Form Technologies, Inc., a privately held leading global group of precision component manufacturers based in Charlotte, North Carolina.

Daniel Buron	57

Executive Vice President and Chief Financial Officer of the Company since March 2007. Mr. Buron was previously Senior Vice-President and Chief Financial Officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was Vice President, Finance, Pulp and Paper sales division and, prior to September 2002, he was Vice President and Controller. He has over 30 years of experience in finance. Mr. Buron is a Director of the McGill University Health Centre Foundation and also serves on the Board of Directors of Nouveau Monde Graphite Inc.

Maria Brennan	54

Senior Vice President, Procurement. Ms. Brennan has been with Domtar since 2014. Previously, she worked for ConAgra, PepsiCo and General Mills where she held various roles, including plant management, customer service, logistics and planning, and procurement. She is on the Board of Directors for the Humane Society of Charlotte and is also on the Board of Directors for the Supply Chain Council at West Virginia University.

James Edwards	56

Senior Vice President, Pulp and Paper Operations. Mr. Edwards has been with Domtar since 1996 and has held several mill and corporate positions including Vice President of Pulp and Paper manufacturing services team, general manager of our pulp and paper mill in Marlboro (Bennettsville), South Carolina, operations manager, linerboard and fluff pulp manager, and recycled linerboard superintendent. He is on the National Council for Air and Stream Improvement Board of Governors and on Western Michigan University’s Board of Trustees for their Paper Technology Foundation.

Steven Henry	48

Senior Vice President, Packaging. Mr. Henry has been with Domtar since 2011. Previously at Domtar he held the positions of Vice President, strategy and business analysis, and general manager at our Hawesville, Kentucky, pulp and paper mill. Throughout his 25-year career in the forest products and paper industry he has held a variety of mill and corporate positions at Georgia-Pacific, Weyerhaeuser and International Paper. He currently serves on the Board of Directors of Prisma Renewable Composites, LLC.

Zygmunt Jablonski	67

Senior Vice President and Chief Legal and Administrative Officer of the Company. Mr. Jablonski joined Domtar in 2008, after serving in various in-house counsel positions for major manufacturing and distribution companies in the paper industry for 13 years. From 1985 to 1994, he practiced law in Washington, DC. Mr. Jablonski will be departing April 2, 2021.

Nancy Klembus	60

Senior Vice President, General Counsel and Corporate Secretary, effective April 2, 2021. Ms. Klembus has been with Domtar since 2016. She has over 20 years of experience practicing law in the paper and personal care industry and previously worked in private practice and in-house at Kimberly-Clark. Prior to attending law school, she worked at General Motors in engineering, reliability, and manufacturing. She is licensed to practice law in Michigan and Georgia, as well before the United States Patent and Trademark Office. Ms. Klembus is on the Board of Directors of the Soccer Foundation of Charlotte.

Patrick Loulou	52

Senior Vice President, Business Development since he joined the Company in March 2007. Previously, he held a number of positions in the telecommunications sector as well as in management consulting. His over 20 year career has spanned a number of areas and functions such as corporate strategy, M&A, operations, business transformation and business development. Mr. Loulou is also a trustee of the Montreal Fine Arts Museum Foundation and sits on the Board of the Montreal Symphony Orchestra.

Stephen Makris	48

Senior Vice President, Business Transformation. Mr. Makris has been with Domtar since 2013. Previously at Domtar he held the positions of Vice President, Pulp and Vice President, strategy and global innovation for our former Personal Care division. Prior to joining Domtar, Mr. Makris worked for a project and technology development firm serving the forest products and energy sectors, where he was responsible for business development. He was also an associate partner at McKinsey & Company and a leader in the firm’s forest products practice based in Stockholm, Sweden.

Robert Melton	49

Senior Vice President, Pulp and Paper Commercial. Mr. Melton has been with Domtar since 1993. He has held multiple roles in the communication and specialty papers at Domtar. He serves as Chair of the Printing & Writing Committee of the American Forest and Paper Association, is on the Board of Directors of the Envelope Manufacturers Association Foundation and is also on the Board of Directors of the Paper & Packaging Board.

Richard McAtee	51

Senior Vice President, Human Resources, effective April 2, 2021. Mr. McAtee has been with Domtar since 2015 and has over 25 years of experience in labor relations, employment law and human resources. Prior to joining Domtar, Mr. McAtee was a managing partner with Jackson Lewis P. C., one of the largest employment and labor law firms in the United States. During this time, he opened and managed their Raleigh, North Carolina office and was elected to their Board of Directors.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance, liquidity and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on our results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions or divestitures, including facility closures;
•	failure to achieve our cost containment goals, conversion costs in excess of our expectations and demand for linerboard;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the general economy, particularly in the U.S., and Canada;
•	performance of our manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	cyberattacks or other security breaches;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of long-lived assets, inventory, accounts receivable or other assets or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any;
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

Risks Related to our Business

Failure to successfully implement the Company’s business diversification initiatives could have a material adverse effect on its business, results of operations and financial position.

The Company is pursuing strategic initiatives that management considers important to our long-term success. The intent of these initiatives is to help grow and diversify the business and counteract the secular decline in our North American paper business. These initiatives may involve organic growth, conversion of assets, select joint ventures and strategic acquisitions. The success of these initiatives will depend on, among other things, our ability to identify potential strategic initiatives, understand the key trends and principal drivers affecting those businesses and to execute the initiatives in a cost-effective manner. There are significant risks involved with the execution of such initiatives, including significant business, economic and competitive uncertainties, many of which are outside the Company’s control.

For example, we are currently converting one of our mills to a containerboard production facility and in the past, we have converted paper mills to fluff pulp production facilities. If circumstances warrant, in the future we may again convert mills to produce pulp or other products. Conversions can be capital intensive and can involve the shutdown of a facility for an extended period of time, followed by an extended ramp-up and customer certification process. In addition, the success of a conversion depends upon demand over time for the new product relative to the previously produced paper products, as well as costs and other factors, and there can be no assurance that a conversion will be as successful as expected.

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

The pulp and paper industry is highly cyclical. Fluctuations in the prices of and the demand for the Company’s pulp and paper products could result in lower sales and profit.

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

Industry supply of pulp and paper products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. Such closures can result in significant cash and/or non-cash charges. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which can prolong weak pricing environments due to oversupply. Oversupply also can result from producers introducing new capacity in response to favorable pricing trends or low-cost imports in response to exchange rates and other factors.

Industry supply of pulp and paper products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow.

As a result, prices for all of the Company’s pulp and paper products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. The Company continuously evaluates potential adjustments to its production capacity, which may include additional closures of machines or entire mills, and the Company could recognize significant cash and/or non-cash charges relating to any such closures in future periods. Refer to Item 8, Financial Statements and Supplementary Data, under Note 16 “Closure and Restructuring Costs and Impairment of Long-Lived Assets” for more details. Therefore, the Company’s profitability with respect to these products depends on managing its cost structure, particularly wood fiber, chemical, transportation and energy costs, which represent the largest components of its operating costs and can fluctuate based upon factors beyond its control. If the prices or demand for its pulp and paper products decline, or if its wood fiber, chemical, transportation or energy costs increase, or both, this could adversely affect the Company’s results of operations and financial position.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 12% of the Company’s sales in 2020. A significant change in customer relationships or in customer demand for our products could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 12% of the Company’s sales in 2020. A significant reduction in sales to any of the Company’s key customers could materially adversely affect the Company’s business, financial condition or results of operations, which could result from such customers further diversifying their product sourcing, experiencing financial difficulty or consolidating with each other.

The Company may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company’s Pulp and Paper business, comprising approximately 24% of the cost of sales in 2020. Wood fiber is a commodity, and prices historically have been impacted by a variety of factors. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the U.S. and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, windstorms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

The Company relies on third parties for transportation of the products it manufactures and/or distributes, as well as delivery of its raw materials. In particular, a significant portion of the goods it manufactures and raw materials it uses are transported by railroad, trucks or ocean barges. If any of its third-party transportation providers were to fail to deliver the goods that the Company manufactures or distributes in a timely manner, the Company may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to the Company in a timely manner, it may be unable to manufacture its products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with the Company, it may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm the Company’s reputation, negatively impact its customer relationships and may have a material adverse effect on its financial condition and results of operations.

The Company could experience disruptions in operations and/or increased labor costs due to labor disputes.

Approximately 57% of the Company’s employees are represented by unions through collective bargaining agreements generally negotiated on a facility-by-facility basis. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and results of operations.

A material disruption in the Company supply chain, manufacturing or distribution operations could prevent it from meeting customer demand, reduce its sales and/or negatively impact its results of operations.

The Company’s ability to manufacture, distribute and sell products is critical to its operations. These activities are subject to inherent risks such as:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	equipment failure;
•	chemical spill or release;
•	malfunction of a boiler;
•	the effect of a drought or reduced rainfall on its water supply;
•	labor disputes;
•	government regulations;
•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	adverse weather, fires, floods, earthquakes, hurricanes or other catastrophes;
•	cyberattack or other security breaches;
•	failure of our IT systems, including any failure of our current systems and/or as a result of transitioning to additional or replacement IT system;
•	public health crises that impact trade or the general economy, including COVID-19 and other viruses, diseases or illnesses;
•	terrorism or threats of terrorism; or
•	other operational problems, including those resulting from the risks described in this section.

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

The Company could encounter difficulties restructuring operations or closing or disposing of facilities or business.

The Company is continuously seeking the most cost-effective means and structure to serve our customers and to respond to changes in our markets. Accordingly, from time to time, the Company has, and is likely to again close facilities, sell non-core assets and otherwise restructure operations in an effort to improve cost competitiveness and profitability. As a result, restructuring and divestiture costs have been, and are expected to be, a recurring component of our operating costs, and may vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may also result in significant financial charges for the impairment of assets, including intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve its goal, and if the Company cannot successfully manage the associated risks, its financial condition and results of operations could be adversely affected.

Legal and Regulatory Risks

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

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $62 million of operating expenses and $4 million of capital expenditures in connection with environmental compliance and remediation in 2020. As of December 31, 2020, the Company had a provision of $47 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping).

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

In addition, the Company may be subject to asbestos-related personal injury litigation arising out of exposure to asbestos on or from its properties or operations and may incur substantial costs as a result of any defense, settlement, or adverse judgment in such litigation. The Company may not have access to insurance proceeds to cover costs associated with asbestos-related personal injury litigation.

Enactment of new environmental laws or regulations or changes in existing laws or regulations (such as changes in climate change regulation), or interpretation thereof, might require significant expenditures. For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 22 “Commitments and Contingencies”. The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

Failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial results or condition.

In addition to environmental laws, the Company’s business and operations are subject to a broad range of other laws and regulations in the U.S. and Canada as well as other jurisdictions in which the Company operates, including antitrust and competition laws, occupational health and safety laws, and employment laws. Many of these laws and regulations are complex and subject to evolving and differing interpretation. If the Company is determined to have violated any such laws or regulations, whether inadvertently or willfully, it may be subject to civil and criminal penalties, including substantial fines, loss of authorizations to participate in or exclusion from government programs, claims for damages by third parties or fines or monetary penalties which may have a material adverse effect on the Company’s financial position, results of operations or cash flows. For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 22 “Commitments and Contingencies.”

Financial Risks

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require ongoing capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2020, the Company’s total capital expenditures were $175 million.

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

The Company and its subsidiaries may incur substantial additional indebtedness in the future. Although the revolving credit facility contains restrictions on the incurrence of additional indebtedness, including secured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Item 8, Financial Statements and Supplementary Data, under Note 19 “Long-Term Debt” for more details.

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Company’s unsecured long-term notes and service its other debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

In 2020, the Company paid approximately $59 million in interest and principal payments. The Company’s ability to make payments on and refinance its debt, including the Company’s unsecured long-term notes and amounts borrowed under its revolving credit facility and term loan, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2020, the Company’s defined benefit plans had a surplus of $152 million on certain plans and a deficit of $124 million on others.

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

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2020, the Company’s defined benefit pension plans held assets with a fair value of $1,594 million.

Market Risks

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

The Company has manufacturing operations in the U.S. and Canada. As a result, it is exposed to movements in foreign currency exchange rates in Canada. Moreover, certain assets and liabilities are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. As a result, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar relative to the U.S. dollar. Additionally, there has been, and may continue to be, volatility in currency exchange rates. The Company’s risk management policy allows hedging a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use foreign exchange derivative instruments to mitigate its exposure to fluctuations in foreign currency exchange rates. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. Currency exchange rates could adversely affect the Company’s results of operations and financial position.

General Risks

A global pandemic (or any disease outbreak, including epidemics, pandemics, or similar widespread public health concerns such as the recent COVID-19 pandemic) could have a material adverse effect on the Company’s business operations, results of operations, cash flows and financial position.

The Company’s business may be negatively impacted by the fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic, or similar widespread public health concern, resulting in travel restrictions or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine. These impacts include, but are not limited to:

• Significant reductions in demand or significant volatility in demand for one or more of the Company’s products, which may be caused by, among other things: the closing of offices and schools where paper is used extensively, the temporary inability of consumers to purchase the Company’s products due to illness, quarantine or other travel restrictions, financial hardship, shifts in demand away from one or more of our more discretionary or higher priced products to lower priced products or use of alternatives, stockpiling or similar activity; if prolonged, such impacts can further increase the difficulty of planning for operations and may adversely impact the Company’s results;

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

Despite the Company’s efforts to manage and mitigate these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of any such outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

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

The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. The Company is also subject to the examination of its tax returns and other matters by tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes and as of December 31, 2020, has a reserve for liabilities relating to uncertain tax positions of $23 million. Taxing authorities may disagree with the positions the Company has taken regarding the tax treatment or characterization of its transactions. If any tax authorities were successful in challenging the tax treatment or characterization of any of the Company’s transactions, it could also adversely affect its financial results.

The Company’s intellectual property rights are valuable, and any inability to protect them could reduce the value of its products and its brands.

The Company relies on patent, trademark and other intellectual property laws of the U.S. and other countries to protect its intellectual property rights. However, the Company may be unable to prevent third parties from using its intellectual property without its authorization, which may reduce any competitive advantage it has developed. If the Company had to litigate to protect these rights, any proceedings could be costly, and it may not prevail. The Company cannot guarantee that any U.S. or foreign patents, issued or pending, will provide it with any competitive advantage or will not be challenged by third parties. Additionally, the Company has obtained and applied for U.S. and foreign trademark registrations and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of its pending patent or trademark applications will be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. The failure to secure any pending patent or trademark applications may limit the Company’s ability to protect the intellectual property rights that these applications were intended to cover.

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

The Company is exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, including protection of confidential or personal information, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. The Company’s IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-incidents. The Company cannot guarantee that its security efforts will prevent breaches or breakdowns to its IT systems or those of its third-party providers. Potential consequences of a material cyber incident, which could result in confidential or personal information being accessed, obtained, damaged or used by unauthorized or improper persons, include damage to the Company’s reputation, litigation, inefficiencies or production downtimes and increased cyber security protection and remediation costs. Such consequences could have a negative impact on the Company’s ability to meet customers’ orders, resulting in a delay or decrease to its revenue and a reduction to its operating margins.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

A description of our mills and related properties is included in Item I, Business.

Production facilities

We own substantially all of our production facilities. We lease substantially all of our sales offices, regional replenishment centers and warehouse facilities. We believe our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all of the equipment used in our facilities.

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

Listing of facilities and locations (1)

Corporate Offices

Fort Mill, South Carolina

Montreal, Quebec

Pulp & Paper

Division Headquarters

Fort Mill, South Carolina

Uncoated Freesheet

Espanola, Ontario

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Marlboro (Bennettsville), South Carolina

Nekoosa, Wisconsin

Port Huron, Michigan (2)

Rothschild, Wisconsin

Windsor, Quebec

Pulp

Ashdown, Arkansas

Dryden, Ontario

Kamloops, British Columbia

Plymouth, North Carolina

Materials

Jesup, Georgia (3)

Packaging

Kingsport, Tennessee (4)

Chip Mills

Hawesville, Kentucky

Johnsonburg, Pennsylvania

Marlboro (Bennettsville), South Carolina

Converting and Distribution – Onsite

Ashdown, Arkansas

Rothschild, Wisconsin

Windsor, Quebec

Converting and Forms Manufacturing

Addison, Illinois

Brownsville, Tennessee

Dallas, Texas

DuBois, Pennsylvania

Owensboro, Kentucky

Rock Hill, South Carolina

Tatum, South Carolina

Washington Court House, Ohio

West Carrollton, Ohio

Local Distribution Centers

Buffalo, New York

Cincinnati, Ohio

Cleveland, Ohio

Denver, Colorado

Des Moines, Iowa

Omaha, Nebraska

Phoenix, Arizona

Plain City, Ohio

Salt Lake City, Utah

San Antonio, Texas

San Lorenzo, California

St. Louis, Missouri

Vancouver, Washington

Walton, Kentucky

Wisconsin Rapids, Wisconsin

Regional Replenishment Centers – United States

Charlotte, North Carolina

Chicago, Illinois

Dallas, Texas

Delran, New Jersey

Indianapolis, Indiana

Jacksonville, Florida

Mira Loma, California

Seattle, Washington

Regional Replenishment Centers  – Canada

Richmond, Quebec

Toronto, Ontario

Winnipeg, Manitoba

Representative Office – International

Hong Kong, China

Ariva – Canada

Halifax, Nova Scotia

Montreal, Quebec

Mount Pearl, Newfoundland and Labrador

Ottawa, Ontario

Quebec City, Quebec

Toronto, Ontario

(1)

On January 7, 2021, we agreed to sell our Personal Care business to American Industrial Partners (AIP). The Transaction is expected to close in the first quarter of 2021 and reflected in our list of facilities and locations above. For more information on this Transaction, refer to Item 8, Financial Statements and Supplementary Data, under Note 3, “Discontinued Operations”.

(2)

As part of our cost reduction program, we announced the permanent closure of the uncoated freesheet manufacturing at our Port Huron, Michigan mill, which is expected to shut down by the end of the first quarter of 2021.

(3)

Starting January 1, 2020, as a result of changes in our organizational structure, EAM Corporation, a manufacturer of high quality airlaid and ultrathin laminated cores, previously reported under our former Personal Care segment is now presented under our Pulp and Paper business segment.

(4)

We plan to enter the containerboard market with the conversion of our Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing market. The conversion is expected to be completed by the end of 2022.

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

For a discussion of commitments, legal proceedings and related contingencies, refer to Item 8, Financial Statements and Supplementary Data under, Note 22 “Commitments and Contingencies”.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Domtar Corporation’s common stock is traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol “UFS”.

HOLDERS

At February 5, 2021, the number of shareholders of record (registered and non-registered) of Domtar Corporation common stock was approximately 19,015.

DIVIDENDS AND STOCK REPURCHASE PROGRAM

During 2020, the Company declared one quarterly dividend of $0.455 per share, to holders of the Company’s common stock. Dividends aggregating $25 million were paid on April 15, 2020, to shareholders of record as of April 2, 2020.

On May 5, 2020, due to the unprecedented market conditions and uncertainty caused by COVID-19, the Company suspended the payment of its regular quarterly dividend and stock repurchase program in order to preserve cash and provide additional flexibility in the current environment. On February 11, 2021, the Company announced that it will resume its stock repurchase program. The Board of Directors will continue to evaluate the Company’s capital return program based upon customary considerations, including market conditions.

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

The Company’s Board of Directors has authorized a stock repurchase program (“the Program”) of up to $1.6 billion. At December 31, 2020, the Company had approximately $344 million of remaining availability under the Program. Under the Program, the Company is authorized to repurchase, from time to time, shares of its outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions, as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock in part to reduce the dilutive effects of our stock options, awards, and to improve shareholders’ returns. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

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

During 2020, the Company repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

During 2019, the Company repurchased 6,220,658 shares at an average price of $35.29 for a total cost of $219 million.

Share repurchase activity under our stock repurchase program was as follows during the year ended December 31, 2020:

				(d) Approximate
			(c) Total Number	Dollar Value of
			of Shares	Shares that May
			Purchased as	Yet be Purchased
	(a) Total Number	(b) Average	Part of Publicly	under the Plans
	of Shares	Price Paid	Announced Plans	or Programs
Period	Purchased	per Share	or Programs	(in 000s)
January 1 through March 31, 2020	1,798,306	$33.05	1,798,306	$343,601
April 1 through June 30, 2020	—	$—	—	$343,601
July 1 through September 30, 2020	—	$—	—	$343,601
October 1 through October 31, 2020	—	$—	—	$343,601
November 1 through November 30, 2020	—	$—	—	$343,601
December 1 through December 31, 2020	—	$—	—	$343,601
	1,798,306	$33.05	1,798,306

PERFORMANCE GRAPH

This graph compares the return on a $100 investment in the Company’s common stock on December 31, 2015 with a $100 investment in an equally-weighted portfolio of a peer group (1), and a $100 investment in the S&P 400 MidCap Index. This graph assumes that returns are in local currencies and assumes quarterly reinvestment of dividends. The measurement dates are the last trading day of the period as shown.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth selected historical financial data of the Company for the periods and as of the dates indicated. The selected financial data as of and for the fiscal years then ended have been derived from the audited financial statements of Domtar Corporation. All prior periods presented have been restated and prior period amounts have been adjusted to conform with current year presentation, if applicable.

The following table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

	Year ended
FIVE YEAR FINANCIAL SUMMARY	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
(In millions of dollars, except per share figures)
Statement of Income Data:
Sales	$3,652	$4,369	$4,565	$4,258	$4,291
Closure and restructuring costs and impairment of long-lived assets [1,2]	235	54	—	31	60
Depreciation and amortization	223	231	241	257	287
Operating (loss) income [1,2]	(177)	179	395	172	157
(Loss) earnings from continuing operations	(145)	85	281	239	77
Earnings (loss) from discontinued operations, net of taxes	18	(1)	2	(497)	51
Net (loss) earnings [3]	(127)	84	283	(258)	128
Per common share (in dollars)
(Loss) earnings from continuing operations - Basic	$(2.62)	$1.39	$4.47	$3.81	$1.23
Earnings (loss) from discontinued operations - Basic	$0.33	$(0.02)	$0.03	$(7.92)	$0.81
Basic net (loss) earnings	$(2.29)	$1.37	$4.50	$(4.11)	$2.04
(Loss) earnings from continuing operations - Diluted	$(2.62)	$1.39	$4.45	$3.81	$1.23
Earnings (loss) from discontinued operations - Diluted	$0.33	$(0.02)	$0.03	$(7.92)	$0.81
Diluted net (loss) earnings	$(2.29)	$1.37	$4.48	$(4.11)	$2.04
Cash dividends paid per common share	$0.91	$1.78	$1.72	$1.66	$1.63
Balance Sheet Data:
Cash and cash equivalents	$309	$61	$111	$139	$125
Property, plant and equipment, net	2,023	2,223	2,229	2,354	2,434
Total assets	4,856	4,903	4,925	5,212	5,680
Long-term debt due within one year	13	1	1	1	63
Long-term debt	1,084	937	852	1,126	1,216
Total shareholders' equity	2,260	2,376	2,538	2,483	2,676

Discontinued operations: On January 7, 2021, we agreed to sell our Personal Care business. As a result, effective on December 31, 2020, we classified our Personal Care business as a discontinued operations and reclassified the Personal Care assets and liabilities to assets and liabilities held for sale on our balance sheets, for all periods presented.

[1]

In 2020, we recorded $136 million of accelerated depreciation under Impairment of long-lived assets related to our cost reduction program within. In addition, we recorded $99 million of Closure and restructuring costs in 2020 related to the cost reduction program. For additional information, refer to Item 8, Financial Statement and Supplementary Data, Note 16 “Closure and Restructuring Costs and Impairment of Long-Lived Assets.”

[2]

In 2019, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets related to our decision to permanently close two paper machines. In addition, we recorded $22 million of Closure and restructuring costs in 2019 related to the aforementioned. For additional information, refer to Item 8, Financial Statement and Supplementary Data, under Note 16 “Closure and Restructuring Costs and Impairment of Long-Lived Assets.”

[3]	In 2017 and 2018, our net earnings (loss) and earnings (loss) per common share were impacted by the initial application of the U.S. Tax Reform of 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s audited consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in Item 1, Business, under “Forward-looking statements”, as well as in Item 1A, Risk Factors, in this report. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-K and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the twelve-month periods ended December 31, 2020, 2019 and 2018. The twelve month periods are also referred to as 2020, 2019 and 2018. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	2020 Highlights
•	Impact of the COVID-19 Pandemic and Outlook
•	Cost Reduction Program
•	Review of Continuing Operations
•	Discontinued Operations of our Personal Care Business
•	Liquidity and Capital Resources
•	Recent Accounting Pronouncements and Critical Accounting Estimates and Policies

For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, other than “Results of Operations”, please refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for year ended December 31, 2019, filed with the SEC on February 25, 2020.

Sale of Personal Care Business

On January 7, 2021, we agreed to sell our Personal Care business to American Industrial Partners (“AIP”), for a purchase price of $920 million in cash (the “Transaction”). The Transaction is expected to close in the first quarter of 2021. Based on its magnitude and because we are exiting the Personal Care business, the sale represents a significant strategic shift that has a material effect on our operations and financial results. Accordingly, all periods presented reflect the Personal Care business as a discontinued operation. Our Personal Care business was previously disclosed as a separate reportable segment. For more information on our discontinued operations, refer to Item 8, Financial Statements and Supplemental Data, under Note 3, “Discontinued Operations”.

Purchase of Appvion Point of Sale Business

On April 27, 2020, we completed the acquisition of the Point of Sale paper business from Appvion Operations Inc. The business includes the coater and related equipment located at Appvion’s West Carrollton, Ohio, facility as well as a license for all corresponding intellectual property and assumed liabilities related to post-retirement benefits. The results of this business have been included in the consolidated financial statements as of April 27, 2020 and are presented in the Pulp and Paper business. For more information, refer to Item 8, Financial Statements and Supplemental Data, under Note 4 “Acquisition of Business”.

Change in Reporting for EAM Corporation

Starting January 1, 2020, as a result of changes in our organizational structure, EAM Corporation, a manufacturer of high quality airlaid and ultrathin laminated cores, previously reported under our former Personal Care segment is now presented under our Pulp and Paper business. Prior period results have been restated to the new presentation with no significant impact on results. For more information, refer to Item 8, Financial Statements and Supplemental Data, under Note 24 “Segment Disclosures”.

OVERVIEW

Following our agreement to sell our Personal Care business, we now operate as a single reportable segment as described below, which also represents our only operating segment.

Pulp and Paper: Our Pulp and Paper business consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, hardwood and fluff pulps and high quality airlaid and ultrathin laminated cores.

Our segment measure of profit (operating income (loss) from continuing operations) is used by management to evaluate performance and make operational decisions. Management believes that this measure allows for a better understanding of cost trends, operating efficiencies, prices and volume. Business segment operating income (loss) is defined as earnings (loss) from continuing operations before income taxes and equity losses, excluding corporate items, interest expense, net, and non-service components of net periodic benefit cost. Corporate expenses are allocated to our segment with the exception of certain discretionary charges and credits, which we present under “Corporate” and do not allocate to the segment.

2020 HIGHLIGHTS

•	We reported an operating loss of $177 million, compared to operating income of $179 million in 2019
•	We reported a loss from continuing operations of $145 million compared to earnings from continuing operations of $85 million in 2019
•	Earnings from discontinued operations, net of taxes amounted to $18 million in 2020, including a loss on classification as held for sale, net of tax, of $45 million
•	Sales decreased by 16% from 2019. Net average selling prices for pulp and paper were down from 2019. Our manufactured paper volume was down while our pulp volume was up when compared to 2019
•

Recognition of closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets, of $99 million and $136 million, respectively, mostly related to our announced cost reduction program

•

Recognition of $36 million (CDN $48 million) from the Canada Emergency Wage Subsidy (“CEWS”) and received a $7 million payment from waiving the non-production clause related to the sale agreement of our Lebel-sur-Quévillon kraft pulp mill in 2012

•

We repurchased $59 million of our common stock and paid $51 million in dividends. Our capital return program, which includes our regular quarterly dividend and stock repurchase program, was suspended in the second quarter of 2020. On February 11, 2021, we announced that we will resume our stock repurchase program

	Twelve months ended
	December 31,	December 31,	December 31,	Variance 2020 vs. 2019		Variance 2019 vs. 2018
FINANCIAL HIGHLIGHTS	2020	2019	2018	$	%	$	%
(In millions of dollars, unless otherwise noted)
Sales	$3,652	$4,369	$4,565	$(717)	-16%	$(196)	-4%
Operating (loss) income (a)
Pulp and Paper	(143)	226	442	(369)	-163%	(216)	-49%
Corporate	(34)	(47)	(47)	13	28%	—	-%
Operating (loss) income	(177)	179	395	(356)	-199%	(216)	-55%
(Loss) Earnings from continuing operations	(145)	85	281	(230)	-271%	(196)	-70%
Earnings (loss) from discontinued operations, net of taxes	18	(1)	2	19	1900%	(3)	-150%
Net (loss) earnings	(127)	84	283	(211)	-251%	(199)	-70%
Basic net (loss) earnings per common share (in dollars) (b):
(Loss) earnings from continuing operations	$(2.62)	$1.39	$4.47	$(4.01)		$(3.08)
Earnings (loss) from discontinued operations	$0.33	$(0.02)	$0.03	$0.35		$(0.05)
Basic net (loss) earnings	$(2.29)	$1.37	$4.50	$(3.66)		$(3.13)
Diluted net (loss) earnings per common share (in dollars) (b):
(Loss) earnings from continuing operations	$(2.62)	$1.39	$4.45	$(4.01)		$(3.06)
Earnings (loss) from discontinued operations	$0.33	$(0.02)	$0.03	$0.35		$(0.05)
Diluted net (loss) earnings	$(2.29)	$1.37	$4.48	$(3.66)		$(3.11)

	At December 31,	At December 31,
	2020	2019
Total assets	$4,856	$4,903
Total long-term debt, including current portion	$1,097	$938

(a)

Includes closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets related to our announced cost reduction program of $96 million and $136 million, respectively as well as closure and restructuring charges of $3 million under Corporate in 2020. In 2019, we recognized closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets of $22 million and $32 million, respectively associated with our decision to permanently close two paper machines. See Item 8, Financial Statements and Supplementary Data, under Note 16 “Closure and Restructuring Costs and Impairment of Long-Lived Assets” for more information. In 2018, we did not recognize any closure and restructuring charges or impairment of long-lived assets.

(b)	See Item 8, Financial Statements and Supplementary Data, under Note 6 "Earnings (Loss) per Common Share" for more information on the calculation of net earnings per common share.

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

Our operations are considered to be essential services in the jurisdictions where we operate. Certain of our paper products are used in the testing for COVID-19 as well as for personal protection medical gowns. However, demand for our paper has declined significantly since the beginning of April, largely due to work-from-home rules and the overall economic slowdown. The length and severity of the reduction in paper demand is uncertain; at the current time, we expect the adverse impact to continue through the first quarter of 2021. Beyond the first quarter of 2021, paper demand will depend largely on when, and the extent to which, work-from-home subsides and on the timing of the return to normal global economic activities.

Effects from COVID-19 began for us at the end of the first quarter of 2020 but were not material to the three-month’s results ended March 31, 2020. Shipments of paper were lower by approximately 19% in 2020 when compared to 2019. As a result of the decrease in demand, on August 7, 2020, we announced the permanent closure of the uncoated freesheet manufacturing at our Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at our Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. These actions reduced our annual uncoated freesheet paper capacity by approximately 721,000 short tons, and resulted in a workforce reduction of approximately 750 employees. The Kingsport and Ashdown paper machines, which have been idled since April 2020, did not recommence operations. Our Ridgefields converting center ceased operations at the end of the third quarter of 2020, while our Port Huron mill is expected to shut down by the end of the first quarter of 2021.

Our pulp shipments were higher by approximately 7% in 2020 when compared to 2019. We expect near-term pulp markets to gradually improve driven by better demand, maintenance outages and restocking in China.

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

Liquidity and Capital Resources

We have taken actions and may take other actions, intended to increase our cash position and preserve financial flexibility in light of the current uncertainty in the global markets. On May 5, 2020, we entered into a five-year $300 million term loan. We suspended our regular quarterly dividend and stock repurchase program in 2020 and on February 11, 2021, we announced that we would resume our stock repurchase program. In addition, we completed a review of all planned capital expenditures for 2020 and reduced or delayed spending without compromising on safety or regulatory compliance. Our capital expenditures for 2020 were $175 million, a decrease of approximately $75 million compared to our planned spending.

Government Assistance

The U.S. and Canadian governments have launched several support programs to provide assistance to companies during the COVID-19 pandemic. We continue to review the details of the various programs to determine whether we might qualify.

The Government of Canada created the CEWS to provide financial support for businesses during the COVID-19 pandemic and to prevent large layoffs. CEWS allows eligible entities to receive a subsidy retroactive to March 15, 2020. We qualified and applied for all periods identified under CEWS, from March 15 through December 31, 2020 and recognized $36 million (CDN $48 million) of income related to this subsidy in 2020.

OUTLOOK

In 2021, paper demand remains uncertain and dependent upon the COVID-19 recovery, in particular quarantine measures impacting the return to office and school. We expect near-term pulp markets to gradually improve driven by better demand, maintenance outages and restocking in China. Overall raw material costs are expected to moderately increase and freight costs are also expected to be higher.

COST REDUCTION PROGRAM

On August 7, 2020, we announced the implementation of a cost reduction program, targeting $200 million in annual run-rate cost savings to be realized by the end of 2021. The goal of the program is to build a stronger business operation, enhance our cost efficiency, improve operating margins and maximize productivity and cash flow. The costs saving initiatives include capacity reduction and asset closures, mill-level cost savings and rightsizing support functions. The leaner organizational structure is also expected to improve cross-functional collaboration, leveraging more efficient business processes.

During 2020, we recorded $136 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $34 million of severance and termination costs, $31 million of inventory obsolescence, $12 million of environmental costs, $4 million of pension curtailment and settlement charges and $18 million of licenses fees, write-offs and other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

Ashdown, Arkansas mill

We will complete the conversion of our Ashdown mill to 100% softwood and fluff pulp, which will require $15 to $20 million of capital investments and is expected to be completed in early 2021. The mill will produce additional market hardwood pulp until it converts the fiberline to softwood pulp. The conversion of the fiberline to 100% softwood is also necessary for an eventual expansion into containerboard. Following the fiberline conversion, Ashdown will have annual production capacity of 775,000 tons of fluff and softwood pulp. Refer to Item 8, Financial Statements and Supplemental Data, under Note 16 “Closure and Restructuring Costs and Impairment of Long-Lived Assets” for more information.

REVIEW OF OPERATIONS

This section presents a discussion and analysis of our 2020, 2019 and 2018 sales, operating (loss) income and other information relevant to the understanding of our results from continuing operations.

EAM’s results of operations, previously reported under our former Personal Care segment, are now presented under our Pulp and Paper business with no significant impact on our results. Prior period results have been restated to the new presentation.

ANALYSIS OF SALES
	Twelve months ended
	December 31,	December 31,	December 31,	Variance 2020 vs. 2019		Variance 2019 vs. 2018
	2020	2019	2018	$	%	$	%
Sales	$3,652	$4,369	$4,565	(717)	-16%	(196)	-4%
Shipments
Paper - manufactured (in thousands of ST)	2,230	2,745	2,971	(515)	-19%	(226)	-8%
Communication Papers	1,825	2,299	2,446	(474)	-21%	(147)	-6%
Specialty and Packaging papers	405	446	525	(41)	-9%	(79)	-15%
Paper - sourced from third parties (in thousands of ST)	69	93	109	(24)	-26%	(16)	-15%
Paper - total (in thousands of ST)	2,299	2,838	3,080	(539)	-19%	(242)	-8%
Pulp (in thousands of ADMT)	1,787	1,664	1,647	123	7%	17	1%

ANALYSIS OF CHANGES IN SALES
	2020 vs. 2019				2019 vs. 2018
	% Change in Sales due to				% Change in Sales due to
		Volume /				Volume /
	Net Price	Mix	Currency	Total	Net Price	Mix	Currency	Total
Sales	-5%	-11%	-%	-16%	1%	-5%	-%	-4%

Sales in 2020 decreased by $717 million, or 16% when compared to sales in 2019. This decrease in sales is mostly due to a decrease in our paper sales volumes and a decrease in net average selling prices for pulp and paper. This decrease was partially offset by an increase in pulp sales volumes.

Sales in 2019 decreased by $196 million, or 4% when compared to sales in 2018. This decrease in sales is mostly due to a decrease in our paper sales volumes and a decrease in net average selling price for pulp. This decrease was partially offset by an increase in net average selling price for paper as well as an increase in our pulp sales volumes.

ANALYSIS of CHANGE IN OPERATING INCOME (LOSS)

2020 VS. 2019
	$ Change in Operating Income (Loss) due to
	Volume/			Operating (b)		Depreciation/		Other Income/
	Mix	Net Price	Input Costs (a)	Expenses	Currency	Impairment (c)	Restructuring (d)	Expense (e)	Total
Pulp and Paper	(125)	(208)	77	37	10	(97)	(74)	11	(369)
Corporate	—	—	—	16	—	—	(3)	—	13
Operating income (loss)	(125)	(208)	77	53	10	(97)	(77)	11	(356)

(a)	Includes raw materials (such as fiber and chemicals) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $7 million in 2020, excluding foreign currency impact. In 2020, we recorded $136 million of accelerated depreciation under Impairment of long-lived assets related to our cost reduction program. In 2019, we recorded $32 million of accelerated depreciation under Impairment of long-lived assets related to our decision to permanently close two paper machines.

(d)	2020 restructuring charges relate to:2019 restructuring charges relate to:

-Severance and termination costs ($34 million)

-Inventory write-down ($31 million)

-Environmental costs ($12 million)

-Pension curtailment and settlement charges ($4 million)

-License fees, write-offs and other costs ($18 million)

-Severance and termination costs ($16 million) -Inventory write-down ($4 million) -Other costs ($2 million)
(e)	2020 other operating expenses/income includes:2019 other operating expenses/income includes:

- Income from waiving a non-compete clause ($7 million)

- Net gain on sale of property, plant & equipment ($1 million)

- Bad debt expense ($4 million)

- Environmental provision ($2 million)

- Other income ($5 million)

2020 vs. 2019

-Environmental provision ($4 million) -Foreign exchange loss ($3 million) -Bad debt expense ($1 million) -Other income ($4 million)

Operating loss in our Pulp and Paper business amounted to ($143) million in 2020, a decrease in income of $369 million, when compared to operating income of $226 million in 2019. Our results were negatively impacted by:

•	Lower net average selling prices for pulp and paper ($208 million)
•	Lower volume/ mix ($125 million) mostly related to lower volume of paper, partially offset by higher volume of pulp
•

Higher depreciation/impairment charges ($97 million). We recorded $136 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program in 2020 compared to $32 million of accelerated depreciation under Impairment of long-lived assets, related to our decision to permanently close two paper machines in 2019. Depreciation charges were lower by $7 million when compared to 2019

•	Higher restructuring charges ($74 million) in 2020 as a result of the cost reduction program ($96 million) compared to the decision to permanently close two paper machines in 2019 ($22 million)

These decreases were partially offset by:

•	Lower input costs ($77 million) mostly related to lower cost of fiber, due in part to better weather and favorable market conditions compared to 2019
•

Lower operating expenses ($37 million) mostly due to lower maintenance and other costs due to our cash conservation initiatives (including our cost reduction program) in light of the COVID-19 pandemic and amounts recognized from the CEWS when compared to 2019, partially offset by lower production

•	Higher other income ($11 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($10 million)

OTHER FACTORS

Corporate

We incurred $34 million of corporate charges in 2020, a decrease of $13 million compared to corporate charges of $47 million in 2019. This decrease was mostly due to lower SG&A expenses and partially offset by an increase in restructuring expenses, both as a result of the cost reduction program.

Interest Expense, net

We incurred $58 million of net interest expense in 2020, an increase of $6 million compared to net interest expense of $52 million in 2019. The net interest expense was impacted by the $300 million Term Loan entered into on May 5, 2020 as well as an increase in borrowing under the revolving credit facility.

Income Taxes

We recorded an income tax benefit of $76 million in 2020 compared to an income tax expense of $17 million in 2019, which yielded an effective tax rate of 35% and 16% for 2020 and 2019, respectively.

On January 7, 2021, we agreed to sell our Personal Care business to American Industrial Partners (AIP) for $920 million. As such, for the December 31, 2020 reporting period, we are no longer indefinitely reinvested in that business and have classified our investment in that business as held for sale. Accordingly, we have recorded a deferred tax asset of $51 million for the difference between the net book value of the business and the tax basis of that business which impacted the effective tax rate in 2020.

We have assessed the value of the deferred tax asset related to the book/tax basis difference, which is expected to be a capital loss for tax purposes upon the completion of the sale and determined that we are not likely to realize a full benefit from the asset. As such, we have recorded a valuation allowance of $44 million associated with this deferred tax asset. During the year, we also analyzed our existing Arkansas research and development credits and determined an additional valuation allowance of $3 million should be recorded since it is expected these credits will expire un-utilized. These amounts unfavorably impacted the effective tax rate in 2020.

During 2020, we generated a U.S. tax net operating loss which, in accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act will be carried back to 2015. In 2015, the US federal tax rate was 35%, versus the current rate of 21%. Therefore, we recorded an additional tax benefit of $5 million related to the tax rate benefit of the loss which favorably impacted the effective tax rate in 2020. We also recorded $17 million of tax credits, mainly research and experimentation credits, which favorably impacted the effective tax rate in 2020. Since we have a tax loss in 2020, the tax credits will be carried forward and are expected to be utilized in future years.

As a result of the deemed mandatory repatriation tax requirement of the U.S. Tax Reform, we have taxed our undistributed foreign earnings as of December 31, 2017, at reduced tax rates. After completing our evaluation of the U.S. Tax Reform’s impact on our business operations, we had determined that we are no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. As such, as of December 31, 2020, we have recorded a deferred tax liability of $11 million ($12 million as of December 31, 2019) for foreign withholding tax and various state income taxes associated with future repatriation of these earnings. This additional $1 million tax benefit impacted the effective tax rate for 2020 ($2 million tax expense for 2019).

We recorded $18 million of tax credits in 2019, mainly research and experimentation credits, which significantly impacted the effective tax rate. Arkansas legislation changes were passed in 2019 which reduced the state tax rate and changed how the apportionment factor is calculated. This resulted in a deferred state tax benefit of $4 million. Additionally, a valuation allowance of $5 million was recorded in 2019 on state attributes we do not expect to utilize before they expire.

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

The high degree of uncertainty and volatility day-to-day and the longer-term potential impacts of the economic slowdown remain unclear. In 2021, paper demand remains uncertain and dependent upon the COVID-19 recovery, in particular quarantine measures impacting the return to office and school. We expect near-term pulp markets to gradually improve driven by better demand, maintenance outages and restocking in China. Overall raw material costs are expected to moderately increase and freight costs are also expected to be higher.

2019 VS. 2018
	$ Change in Operating Income (Loss) due to
	Volume/			Operating (b)		Depreciation/		Other Income/
	Mix	Net Price	Input Costs (a)	Expenses	Currency	Impairment (c)	Restructuring (d)	Expense (e)	Total
Pulp and Paper	(46)	52	(46)	(128)	8	(23)	(22)	(11)	(216)
Corporate	—	—	—	(6)	—	—	—	6	—
Operating income (loss)	(46)	52	(46)	(134)	8	(23)	(22)	(5)	(216)
(a)	Includes raw materials (such as fiber and chemicals) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $9 million in 2019, excluding foreign currency impact. We recorded $32 million of accelerated depreciation under Impairment of long-lived assets related to our decision to permanently close two paper machines (2018 – nil).

(d)	2019 restructuring charges relates to:2018 restructuring charges relates to:

-Severance and termination costs ($16 million) -Inventory write-down ($4 million) -Other costs ($2 million)	-Nil
(e)	2019 other operating expenses/income includes:2018 other operating expenses/income includes:

-Environmental provision ($4 million) -Foreign exchange loss ($3 million) -Bad debt expense ($1 million) -Other income ($4 million)	-Net gain on sale of property, plant and equipment ($4 million) -Foreign exchange gain ($3 million) -Environmental provision ($5 million) -Bad debt expense ($2 million) -Other income ($1 million)

Operating income in our Pulp and Paper business amounted to $226 million in 2019, a decrease of $216 million, when compared to operating income of $442 million in 2018. Our results were negatively impacted by:

•	Higher operating expenses ($128 million) mostly due to lower production as well as higher maintenance and fixed costs due to timing of major maintenance
•

Higher input costs ($46 million) mostly related to higher costs of fiber due mostly to severe weather conditions as well as unfavorable market conditions, partially offset by lower costs of chemicals and energy

•	Lower volume and mix ($46 million) mostly related to lower volume of paper, partially offset by higher volume of pulp
•	Higher depreciation/impairment charges ($23 million) mostly due to our decision to permanently close two paper machines in 2019
•	Higher restructuring charges ($22 million) due to our decision to permanently close two paper machines in 2019
•	Higher other income/expense ($11 million)

These decreases were partially offset by:

•	Higher average selling prices for paper partially offset by lower average selling prices for pulp ($52 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($8 million)

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

OTHER FACTORS

Corporate

We incurred $47 million of corporate charges in both 2019 and 2018. Corporates charges decreased mostly due to a decrease in environmental provision and was offset by an increase in SG&A expenses.

Interest expense, net

We incurred $52 million of net interest expense in 2019, a decrease of $10 million compared to net interest expense of $62 million in 2018. The net interest expense was impacted by the repayment of the $300 million Term Loan in the fourth quarter of 2018.

Income Taxes

We recorded an income tax expense of $17 million in 2019 compared to an income tax expense of $68 million in 2018, which yielded an effective tax rate of 16% and 19% for 2019 and 2018, respectively.

We recorded $18 million of tax credits in 2019, mainly research and experimentation credits, which significantly impacted the effective tax rate. Arkansas legislation changes were passed in 2019 which reduced the state tax rate and changed how the apportionment factor is calculated. This resulted in a deferred state tax benefit of $4 million. Additionally, a valuation allowance of $5 million was recorded on state attributes we do not expect to utilize before they expire.

As a result of the deemed mandatory repatriation tax requirement of the U.S. Tax Reform, we have taxed our undistributed foreign earnings as of December 31, 2017, at reduced tax rates. After completing our evaluation of the U.S. Tax Reform’s impact on business operations, we have determined that we are no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. Therefore, as of December 31, 2019, we have recorded a deferred tax liability of $12 million ($10 million as December 31, 2018) for foreign withholding tax and various state income taxes associated with future repatriation of these earnings. This $2 million tax expense impacted the effective tax rate for 2019 ($10 million expense for 2018).

We recorded $18 million of tax credits in 2018, mainly research and experimentation credits, which significantly impact the effective tax rate.  We also recognized $3 million of tax benefits relating to 2018 law changes in Sweden and various U.S. states which favorably impacted our effective tax rate.

On December 22, 2017, the U.S. Tax Reform was signed into law. The U.S. Tax Reform significantly changed U.S. tax law for businesses by, among other things, lowering the maximum federal corporate income tax rate from 35% to 21% effective January 1, 2018, implementing a territorial tax system, and imposing a one-time deemed repatriation tax on accumulated foreign earnings. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we completed our analysis, including currently available legislative updates, and recorded an additional tax benefit of $13 million for the year ended December 31, 2018. Of this benefit, $7 million related to adjustments to the deemed mandatory repatriation tax and $6 million related to the revaluation of our net deferred tax liabilities.

DISCONTINUED OPERATION

On January 7, 2021, we signed an agreement to sell our Personal Care business. Its results of operations are reported as discontinued operations for all periods presented. For the year ended December 31, 2020, we reported earnings on discontinued operations, net of taxes, of $18 million (2019 - loss from discontinued operations, net of taxes of $1 million; 2018 - earnings from discontinued operations, net of taxes, of $2 million). For more information, refer to Item 8, Financial Statements and Supplemental Data, under Note 3, “Discontinued Operations”.

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

For the year ended December 31, 2020, stock-based compensation expense recognized in our results from continuing and discontinued operations was $7 million (2019 – $22 million) for all of the outstanding awards. Compensation costs not yet recognized amounted to $15 million (2019 – $16 million) and will be recognized over the remaining service period of approximately 14 months. The aggregate value of liability awards settled in 2020 was $6 million (2019 – $12 million). The total fair value of equity awards settled in 2020 was $6 million (2019 – $11 million), representing the fair value at the time of settlement. The fair value at the grant date for these settled equity awards was $7 million (2019 – $6 million). Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $700 million credit facility, of which $646 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $111 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

A portion of our cash is held outside the U.S. by foreign subsidiaries. The earnings of the foreign subsidiaries reflect full provision for local income taxes. The U.S. Tax Reform includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries for which we recorded a provisional repatriation tax amount of $46 million in 2017 and adjusted by $7 million in 2018. After completing our evaluation of the U.S. Tax Reform’s impact on the business operations, we have determined that we are no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. We remain indefinitely reinvested in the outside basis differences of our foreign subsidiaries, except for our Personal Care business which we are selling.  We do not anticipate any additional cash tax liability associated with repatriating the proceeds of the sale other than what is already provided.

Operating Activities

Our operating cash flow requirements are primarily for salaries and benefits, the purchase of raw materials, including fiber and energy, and other expenses such as income tax and property taxes.

Cash flows from operating activities, including discontinued operations, totaled $411 million in 2020, a $31 million decrease compared to cash flows from operating activities of $442 million in 2019. This decrease in cash flows from operating activities is primarily due to a decrease in profitability partially offset by an improvement in cash flow from working capital requirements. We received income tax refunds, net of payments, of $22 million in 2020 compared to income tax payments, net of refunds of $59 million in 2019. We paid $4 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense in 2020 compared to 2019 when we paid $1 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense when excluding our non-cash pension settlement loss of $30 million.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in 2020 amounted to $202 million, a $52 million decrease compared to cash flows used for investing activities of $254 million in 2019.

The use of cash in 2020 was attributable to additions to property, plant and equipment of $175 million and the acquisition of the Appvion Point of Sale Business in the second quarter of 2020 ($30 million).

The use of cash in 2019 was attributable to additions to property, plant and equipment of $255 million.

Our annual capital expenditures for 2021 should increase due mostly to our Kingsport mill conversion and are expected to be between $310 million and $330 million.

Financing Activities

Cash flows provided from financing activities, including discontinued operations, totaled $35 million in 2020 compared to cash flows used for financing activities of $237 million in 2019.

The primary source of cash flows provided from financing activities was from proceeds of the term loan in 2020 ($300 million). This was partially offset by the decrease in borrowings under our credit facilities (revolver and receivables securitization) ($135 million), the repurchase of our common stock ($59 million), dividend payments ($51 million) and a decrease in bank indebtedness ($10 million).

The use of cash in 2019 was primarily the result of the repurchase of our common stock ($219 million) and dividend payments ($110 million). This was partially offset by the net increase of borrowings under our credit facilities (revolver and receivables securitization) ($85 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $788 million as of December 31, 2020 compared to $886 million as of December 31, 2019.

Term Loan

On May 5, 2020, we entered into a $300 million Term Loan Agreement that matures on May 5, 2025. We used borrowings under the Term Loan Agreement to repay other debt, to pay related fees and expenses. A mandatory repayment of $6 million was made in 2020. For more information, refer to Item 8, Financial Statements and Supplemental Data, under Note 19 “Long-Term Debt”.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At December 31, 2020, we were in compliance with these financial covenants, and had no borrowings under the Credit Agreement (December 31, 2019– $80 million). At December 31, 2020, our interest coverage ratio was 8.2 and our leverage ratio was 1.9. At December 31, 2020, we had $54 million of outstanding letters of credit (December 31, 2019 – nil), leaving $646 million unused and available under this facility (December 31, 2019 – $620 million).

Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021.

At December 31, 2020, we had no borrowings under the receivables securitization facility, and had no outstanding letters of credit under the program (December 31, 2019 – $55 million and $53 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations.  At December 31, 2020, we had $111 million unused and available under this facility.

Common Stock

On May 5, 2020, we suspended the distribution of our regular quarterly dividend and stock repurchase program in light of current uncertainty in the global markets. Our stock repurchase program resumed on February 11, 2021. Our Board of Directors will continue to evaluate our capital return program based upon customary considerations, including market conditions.

During 2020, we declared one quarterly dividend of $0.455 per share, to holders of our common stock. Total dividends aggregating $25 million were paid on April 15, 2020 to shareholders of record as of April 2, 2020.

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

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2020, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2020, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. The following tables provide our obligations and commitments at December 31, 2020:

CONTRACT TYPE	2021	2022	2023	2024	2025	THEREAFTER	TOTAL
(in millions of dollars)
Long-term debt (excluding interest)	12	312	12	12	246	$500	$1,094
Finance leases and other (including interest)	1	2	2	2	1	5	13
Operating leases	20	18	15	10	6	9	78
Long-term income taxes payable (1)	3	3	6	8	10	—	30
Total obligations	$36	$335	$35	$32	$263	$514	1,215

COMMITMENT TYPE	2021	2022	2023	2024	2025	THEREAFTER	TOTAL
(in millions of dollars)
Other commercial commitments (2)	$155	$10	$6	6	—	2	$179

(1)

In connection with the U.S. Tax Reform, we have remaining liabilities of $30 million in repatriation tax to pay through 2025. See Note 10 “Income Taxes” for additional information on the U.S. Tax Reform.

(2)	Includes commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded.

In addition, we expect to contribute a minimum total amount of $13 million to the pension plans in 2021 and a minimum total amount of $4 million in 2021 to the other post-retirement benefits plans.

For 2021 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Item 8, Financial Statements and Supplementary Data under Note 2 “Recent Accounting Pronouncements”.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our principal accounting policies are described in Item 8, Financial Statements and Supplementary Data, under Note 1 “Summary of Significant Accounting Policies”. Notes referenced in this section are included in Item 8, Financial Statements and Supplementary Data.

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

Cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort. If unavailable, assumptions are based on internal experts, third-party engineers’ studies and historical experience in remediation work. As at December 31, 2020, we had an asset retirement obligation provision of $14 million for 12 locations (2019 – $13 million).

As at December 31, 2020, we had a total provision of $47 million for environmental matters and asset retirement obligations (2019 – $35 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.

Impairment of Property Plant and Equipment, Operating lease right-of-use assets and Definite-Lived Intangible Assets

Property, plant and equipment, operating lease right-of-use assets and definite-lived intangible assets are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that, at the lowest level of determinable cash flows, the carrying value of the assets may not be recoverable. Step I of the impairment test assesses if the carrying value of the assets exceeds their estimated undiscounted future cash flows in order to assess if the property, plant and equipment, operating lease right-of-use assets and definite-lived intangible assets are impaired. In the event the estimated undiscounted future cash flows are lower than the net book value of the assets, a Step II impairment test must be carried out to determine the impairment charge. In Step II, the assets are written down to their estimated fair values. Given that there is generally no readily available quoted value for our property, plant and equipment, operating lease right-of-use assets and definite-lived intangible assets, we determine fair value of our assets based on the present value of estimated future cash flows expected from their use and eventual disposition, and by using the liquidation or salvage value in the case of idled assets. The fair value estimate in Step II is based on the undiscounted cash flows used in Step I.

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

A change in the remaining estimated useful life of a group of assets, or their estimated net salvage value, will affect the depreciation or amortization rate used to depreciate or amortize the group of assets and thus affect depreciation or amortization expense as reported in our results of operations. In 2020, we recorded depreciation and amortization expense of $223 million compared to $231 million in 2019. At December 31, 2020, we had property, plant and equipment with a net book value of $2,023 million (2019 – $2,223 million) and definite-lived intangible assets, net of amortization, of $19 million (2019 – $20 million).

In 2020, we recognized $136 million of accelerated depreciation, mostly related to our announced permanent closure of our uncoated freesheet manufacturing at Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at the Ashdown, Arkansas mill and the converting center in Ridgefield, Tennessee.

In the third quarter of 2019, we announced the permanent closure of two paper machines. These closures took place at our Ashdown, Arkansas pulp and paper mill and our Port Huron, Michigan paper mill. As a result, we recognized $32 million of accelerated depreciation in 2019.

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

During 2020, we recorded $136 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $34 million of severance and termination costs, $31 million of inventory obsolescence and $34 million of other costs, under Closure and restructuring costs.

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

Additional information can be found under Note 16 “Closure and Restructuring Costs and Impairment of Long-Lived Assets”.

Indefinite-lived intangible assets impairment assessment

Indefinite-lived intangible assets consist of license rights ($6 million) and water rights ($4 million). We test indefinite-lived intangible assets at the asset level. Indefinite-lived intangible assets are not amortized and are evaluated at the beginning of the fourth quarter of every year or more frequently whenever indicators of potential impairment exist. In connection with the Company's annual impairment testing in the fourth quarter of 2020, we performed a qualitative assessment for each indefinite-lived intangible asset (license rights and water rights). The qualitative assessments performed in the fourth quarter of 2020 indicated that the indefinite-lived intangible assets had fair values that exceeded their carrying amounts.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to our contribution. Defined contribution pension expense was $39 million for the year ended December 31, 2020 (2019 – $39 million).

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

An expected rate of return on plan assets of 4.6% was considered appropriate by management for the determination of pension expense for 2020. Effective January 1, 2021, we will use 4.4% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities and bonds) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2020 for pension plans were estimated at 2.5% for the projected benefit obligation and 3.0% for the net periodic benefit cost for 2020 and for post-retirement benefit plans were estimated at 2.5% for the projected benefit obligation and 3.0% for the net periodic benefit cost for 2020.

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

For measurement purposes, a 3.9% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2020.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the projected pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2020. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Projected Benefit Obligation	Net Periodic Benefit Cost	Projected Benefit Obligation	Net Periodic Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	(14)	N/A	N/A
1% decrease	N/A	14	N/A	N/A
Discount rate
Impact of:
1% increase	(189)	(7)	(8)	-
1% decrease	235	16	10	-

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

We expect to contribute a minimum total amount of $13 million in 2021 compared to $15 million in 2020 (2019 – $17 million) to the pension plans. We expect to contribute a minimum total amount of $4 million in 2021 compared to $4 million in 2020 to the other post-retirement benefit plans (2019 – $4 million).

Benefit obligations and fair values of plan assets as of December 31, 2020 for our pension and post-retirement plans were are follows:

	December 31, 2020		December 31, 2019
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(1,566)	(67)	(1,425)	(63)
Fair value of assets at end of year	1,594	—	1,465	—
Funded status	28	(67)	40	(63)

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

We assess the need to establish a valuation allowance for deferred tax assets and, if it is deemed more likely than not that our deferred tax assets will not be realized based on these taxable income projections, a valuation allowance is recorded. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires significant judgment. All available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits and losses for which a valuation allowance of $13 million exists at December 31, 2020, the tax basis difference in our assets held of sale (U.S. and foreign) for which a valuation allowance of $44 million exists at December 31, 2020, and certain foreign loss carryforwards for which a valuation allowance of $7 million exists at December 31, 2020. Of this amount, $47 million unfavorably impacted tax expense and the effective tax rate for 2020 (2019 –$5 million).

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

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. At December 31, 2020, we had gross unrecognized tax benefits of approximately $23 million (2019 – $28 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. As of December 31, 2020, we believe it is reasonably possible that up to $4 million of our unrecognized tax benefits may be recognized in 2021, which could impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporation multinationals, such as the U.S. Tax Reform, enacted in 2017. Finally, foreign governments may enact tax laws in response to the U.S. Tax Reform that could result in further changes to global taxation and materially impact our financial results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers
Business Papers	$10
Commercial Print & Publishing Papers	8
Specialty & Packaging Papers	4
Pulp - net position
Softwood	$13
Fluff	8
Hardwood	-
Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	11
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	6

[1]	Based on estimated 2021 capacity (ST or ADMT).
[2]	Based on estimated 2021 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange, and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on accounts receivables from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2020, two of our customers located in the U.S. represented 15% or $58 million, and 12% or $46 million, respectively, of our receivables (December 31, 2019– two customers located in the U.S. represented 14% or $66 million and 13% or $65 million, respectively).

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

COST RISK

Cash flow hedges

We are exposed to price volatility for raw materials and energy used in our manufacturing process. We manage our exposure to cost risk primarily through the use of supplier contracts. We purchase natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, we may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 36 months.

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the U.S. and Canada. As a result, we are exposed to movements in foreign currency exchange rates in Canada. Moreover, certain assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. Accordingly, our earnings are affected by increases or decreases in the value of the Canadian dollar. Our risk management policy allows us to hedge a significant portion of the exposure to fluctuations in foreign currency exchange rates for periods up to three years.  We may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Domtar Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of earnings (loss) and comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing after the list of exhibits under Item 15(a)(3) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Indefinite Lived Intangible Assets Impairment Assessment - Personal Care Segment

As described in Notes 1 and 3 to the consolidated financial statements, the Company classified the Personal Care business as a disposal group held for sale in the fourth quarter of 2020. As of December 31, 2020, net indefinite lived intangible assets in the disposal group held for sale totaled approximately $290 million. Management measured the indefinite lived intangible assets included in the disposal group held for sale at the lower of the carrying value or the fair value less any costs to sell. Management performed quantitative impairment tests for each Personal Care indefinite-lived intangible asset, which included comparing the fair value of the indefinite-lived intangible asset to its carrying amount. Fair value of the indefinite lived intangible assets is derived using an income approach that is a relief from royalty model. Key estimates supporting the cash flow projections used in the estimation of fair value include, but are not limited to, management's assessment of industry and market conditions, as well as its estimates of revenue growth rates, royalty rates, tax rates and discount rates.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessment, specifically for  the Personal Care segment, is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the indefinite lived intangible assets included in the disposal group held for sale; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and royalty rates; and (iii) the audit effort involved the use of  professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of the Personal Care indefinite-lived intangible assets included in the disposal group held for sale, including controls over the development of assumptions relating to cash flow projections, revenue growth rates, royalty rates, tax rates, and discount rates utilized in the valuation of the intangible assets. These procedures also included, among others (i) testing management’s process for determining the fair value measurements of the Personal Care segment indefinite-lived intangible assets included in the disposal group; (ii) evaluating the appropriateness of the income approach based on a relief from royalty model; (iii) testing the completeness and accuracy of the underlying data used in the model; and (iv) evaluating the reasonableness of significant assumptions used by management related to revenue growth rates and royalty rates.  Evaluating management’s assumptions related to revenue growth rates and royalty rates involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the segment; and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s income approach based on the relief from royalty model, and evaluating the appropriateness of the royalty rates assumption.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 1, 2021

We have served as the Company’s auditor since 2007.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2020	2019	2018
	$	$	$
Sales	3,652	4,369	4,565
Operating expenses
Cost of sales, excluding depreciation and amortization	3,125	3,610	3,638
Depreciation and amortization	223	231	241
Selling, general and administrative	253	291	292
Impairment of long-lived assets (NOTE 16)	136	32	—
Closure and restructuring costs (NOTE 16)	99	22	—
Other operating (income) loss, net (NOTE 8)	(7)	4	(1)
	3,829	4,190	4,170
Operating (loss) income	(177)	179	395
Interest expense, net (NOTE 9)	58	52	62
Non-service components of net periodic benefit cost (NOTE 7)	(17)	23	(18)
(Loss) earnings before income taxes and equity loss	(218)	104	351
Income tax (benefit) expense (NOTE 10)	(76)	17	68
Equity loss, net of taxes	3	2	2
(Loss) earnings from continuing operations	(145)	85	281
Earnings (loss) from discontinued operations, net of taxes (NOTE 3)	18	(1)	2
Net (loss) earnings	(127)	84	283
Per common share (in dollars) (NOTE 6)
Basic net (loss) earnings
(Loss) earnings from continuing operations	(2.62)	1.39	4.47
Earnings (loss) from discontinued operations	0.33	(0.02)	0.03
Basic net (loss) earnings	(2.29)	1.37	4.50
Diluted net (loss) earnings
(Loss) earnings from continuing operations	(2.62)	1.39	4.45
Earnings (loss) from discontinued operations	0.33	(0.02)	0.03
Diluted net (loss) earnings	(2.29)	1.37	4.48
Weighted average number of common shares outstanding (millions)
Basic	55.4	61.2	62.9
Diluted	55.4	61.4	63.1
Cash dividends per common share	0.91	1.78	1.72
Net (loss) earnings	(127)	84	283
Other comprehensive income (loss):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax $(9) (2019 – $(3); 2018 – $10)	27	11	(30)
Less: Reclassification adjustment for losses (gains) included in net (loss) earnings, net of tax of $(4) (2019 – $(3); 2018 – $1)	12	8	(2)
Foreign currency translation adjustments	63	21	(91)
Change in unrecognized (losses) gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $4 (2019 – $(13); 2018 – $3)	(13)	34	(8)
Other comprehensive income (loss)	89	74	(131)
Comprehensive (loss) income	(38)	158	152

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31,	December 31,
	2020	2019
	$	$
Assets
Current assets
Cash and cash equivalents	309	61
Receivables, less allowances of $6 and $4	380	482
Inventories (NOTE 11)	630	663
Prepaid expenses	50	29
Income and other taxes receivable	54	56
Assets held for sale (NOTE 3)	1,133	227
Total current assets	2,556	1,518
Property, plant and equipment, net (NOTE 12)	2,023	2,223
Operating lease right-of-use assets (NOTE 13)	59	58
Intangible assets, net (NOTE 14)	29	30
Other assets (NOTE 15)	189	163
Non-current assets held for sale (NOTE 3)	—	911
Total assets	4,856	4,903

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	9
Trade and other payables (NOTE 17)	484	580
Income and other taxes payable	15	15
Operating lease liabilities due within one year (NOTE 13)	20	18
Long-term debt due within one year (NOTE 19)	13	1
Liabilities held for sale (NOTE 3)	295	143
Total current liabilities	827	766
Long-term debt (NOTE 19)	1,084	937
Operating lease liabilities (NOTE 13)	50	40
Deferred income taxes and other (NOTE 10)	321	360
Other liabilities and deferred credits (NOTE 20)	314	269
Long-term liabilities held for sale (NOTE 3)	—	155

Commitments and contingencies (NOTE 22)

Shareholders' equity (NOTE 21)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 9,806,566 and 8,120,194 shares	—	—
Additional paid-in capital	1,717	1,770
Retained earnings	846	998
Accumulated other comprehensive loss	(304)	(393)
Total shareholders' equity	2,260	2,376
Total liabilities and shareholders' equity	4,856	4,903

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
		$	$	$	$	$
Balance at December 31, 2017	62.7	1	1,969	849	(336)	2,483
Stock-based compensation, net of tax	0.2	—	12	—	—	12
Net earnings	—	—	—	283	—	283
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $10	—	—	—	—	(30)	(30)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $1	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	(91)	(91)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $3	—	—	—	—	(8)	(8)
Cash dividends declared	—	—	—	(109)	—	(109)
Balance at December 31, 2018	62.9	1	1,981	1,023	(467)	2,538
Stock-based compensation, net of tax	0.2	—	8	—	—	8
Net earnings	—	—	—	84	—	84
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(3)	—	—	—	—	11	11
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(3)	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	21	21
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(13)	—	—	—	—	34	34
Stock repurchase	(6.2)	—	(219)	—	—	(219)
Cash dividends declared	—	—	—	(109)	—	(109)
Balance at December 31, 2019	56.9	1	1,770	998	(393)	2,376
Stock-based compensation, net of tax	0.1	—	6	—	—	6
Net loss	—	—	—	(127)	—	(127)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(9)	—	—	—	—	27	27
Less: Reclassification adjustment for losses included in net loss, net of tax of $(4)	—	—	—	—	12	12
Foreign currency translation adjustments	—	—	—	—	63	63
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $4	—	—	—	—	(13)	(13)
Stock repurchase	(1.8)	—	(59)	—	—	(59)
Cash dividends declared	—	—	—	(25)	—	(25)
Balance at December 31, 2020	55.2	1	1,717	846	(304)	2,260

The accompanying notes are an integral part of the consolidated financial statements

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
	$	$	$
Operating activities
Net (loss) earnings	(127)	84	283
Adjustments to reconcile net (loss) earnings to cash flows from operating activities
Depreciation and amortization	283	293	308
Deferred income taxes and tax uncertainties (NOTE 10)	(45)	(16)	13
Impairment of long-lived assets (NOTE 16)	137	58	7
Impairment of inventory (NOTE 16)	31	6	4
Net gains on disposals of property, plant and equipment	(1)	—	(4)
Loss on classification as held for sale (NOTE 3)	45	—	—
Stock-based compensation expense	8	9	8
Equity loss, net	3	2	2
Other	4	—	(1)
Changes in assets and liabilities, excluding the effect of acquisition of business
Receivables	99	96	18
Inventories	7	(22)	(28)
Prepaid expenses	11	2	2
Trade and other payables	(57)	(67)	24
Income and other taxes	13	(43)	(32)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(4)	29	(46)
Other assets and other liabilities	4	11	(4)
Cash flows from operating activities	411	442	554
Investing activities
Additions to property, plant and equipment	(175)	(255)	(195)
Proceeds from disposals of property, plant and equipment	3	1	5
Acquisition of business, net of cash acquired (NOTE 4)	(30)	—	—
Other	—	—	(6)
Cash flows used for investing activities	(202)	(254)	(196)
Financing activities
Dividend payments	(51)	(110)	(108)
Stock repurchase	(59)	(219)	—
Net change in bank indebtedness	(10)	9	—
Change in revolving credit facility	(80)	80	—
Proceeds from receivables securitization facility	25	205	85
Repayments of receivables securitization facility	(80)	(200)	(60)
Issuance of long-term debt	300	—	—
Repayments of long-term debt	(7)	(1)	(301)
Other	(3)	(1)	2
Cash flows provided from (used for) financing activities	35	(237)	(382)
Net increase (decrease) in cash and cash equivalents	244	(49)	(24)
Impact of foreign exchange on cash	4	(1)	(4)
Cash and cash equivalents at beginning of year	61	111	139
Cash and cash equivalents at end of year	309	61	111
Supplemental cash flow information
Net cash payments (refund) for:
Interest	52	46	57
Income taxes	(22)	59	71

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including communication papers, specialty and packaging papers and components of absorbent hygiene products. The foundation of its business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. The majority of this pulp production is consumed internally to manufacture paper with the balance sold as market pulp. Domtar is the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users.

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

DISCONTINUED OPERATIONS

The results of operations for the Personal Care business unit (disposal group) have been classified as discontinued operations for all periods presented in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) as the disposal group met the criteria to be classified as held for sale in the fourth quarter and the disposal of the business unit represents a strategic shift that will have a major effect on the Company's operations and financial results. The after-tax results of operations of the discontinued operations (including the loss recognized on classification as held for sale are reported as a separate component in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for current and all prior periods presented. In addition, the related assets and liabilities of the disposal group have been classified as held for sale in the Consolidated Balance Sheets at December 31, 2020 and 2019.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

RECEIVABLES AND ALLOWANCES FOR CREDIT LOSSES

We establish allowances for credit losses on receivables. The adequacy of these allowances is assessed quarterly through consideration of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of the receivable, expected loss rates and collateral exposures. We assign internal credit ratings for all customers and determine the creditworthiness of each customer based upon publicly available information and information obtained directly from our customers. Our rating categories are comparable to those used by major credit rating agencies. The securitization of receivables is accounted for as secured borrowings. Accordingly, financing expenses related to the securitization of receivables are recognized in earnings as a component of Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to account for certain domestic raw materials, in process and finished goods inventories. LIFO inventories were $220 million and $242 million at December 31, 2020 and 2019, respectively. The balance of domestic raw material inventories, all materials and supplies inventories and all foreign inventories are recorded at either the first-in, first-out (“FIFO”) or average cost methods. Had the inventories for which the LIFO method is used been valued under the FIFO method, the amounts at which product inventories are stated would have been $52 million and $69 million greater at December 31, 2020 and 2019, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are reviewed for impairment upon the occurrence of events or changes in circumstances indicating that the carrying value of the assets may not be recoverable, by comparing the net book value of the asset group to their estimated undiscounted future cash flows expected from their use and eventual disposition. Impaired assets are recorded at estimated fair value, determined principally by using the present value of estimated future cash flows expected from their use and eventual disposition.

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

For each lease arrangement that has an original lease term of more than 12 months, a right-of-use asset and a lease liability are recorded in the Consolidated Balance Sheets. The right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents the obligation to make lease payments arising from the lease. The right-of-use asset and the lease liability are initially recorded at the same amount at the lease commencement date based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. The operating lease right-of-use asset also include previously recognized impairments and purchase price adjustments relating to favorable and unfavorable terms of leases acquired as part of business combinations. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Any potential impairment for right-of-use assets will be calculated in the same manner as disclosed under impairment of long-lived assets.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Indefinite-lived intangible assets are not amortized and are evaluated for impairment individually at the beginning of the fourth quarter of every year, or more frequently whenever indicators of potential impairment exist. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than their carrying amounts. To carry out the qualitative assessment, the Company considers elements such as the results of recent fair value assessments, macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, specific events affecting the Company and the business. The identification and impact assessment of events and circumstances on the fair value involves significant judgment and assumptions. If a qualitative assessment is performed and after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of the indefinite-lived intangible assets is less than their carrying amounts, then a quantitative impairment test is required. The Company can also elect to proceed directly to the quantitative test. The quantitative impairment test consists of comparing the fair value of the indefinite-lived intangible assets determined using a variety of methodologies to their carrying amount. If the carrying amounts of the indefinite-lived intangible assets exceed their fair value, an impairment loss is recognized in an amount equal to that excess.

Indefinite-lived intangible assets include license rights and water rights. The Company reviews its indefinite-lived intangible assets each reporting period to determine whether events and circumstances continue to support indefinite useful lives.

Definite-lived intangible assets are stated at cost less amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite-lived intangible assets include water rights, customer relationships, technology as well as non-compete agreements, which are being amortized using the straight-line method over their respective estimated useful lives. Any potential impairment for definite-lived intangible assets will be calculated in the same manner as disclosed under impairment of long-lived assets.

Amortization is based on the following useful lives:

Useful life
Water rights	40 years
Customer relationships	20 to 30 years
Technology	7 to 20 years
Non-Compete agreements	9 years

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

DECEMBER 31, 2020

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

Under the amended and restated Domtar Corporation 2007 Omnibus Incentive Plan (“Omnibus Plan”), a maximum of 872,136 shares are reserved for issuance in connection with awards to be granted.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

DECEMBER 31, 2020

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

INCOME TAXES

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The ASU simplifies the accounting for income taxes by eliminating certain exceptions in ASC 740 related to the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes, improving the consistent application and simplification of U.S. GAAP. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this standard for its interim period ended September 30, 2020, using the methods directed by the standard. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods, which allowed the Company to recognize a higher tax benefit in the quarter of adoption than previously allowable. The adoption of this ASU did not change the total income tax benefit the Company recognized for the full year ended December 31, 2020.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3.

DISCONTINUED OPERATIONS

Sale of Personal Care business

On January 7, 2021, Domtar Corporation entered into a definitive agreement with American Industrial Partners (AIP) to sell the Company’s Personal Care business for a purchase price of $920 million in cash, including elements of working capital estimated at $130 million, subject to customary adjustments. Subject to the satisfaction or waiver of conditions of the agreement, the transaction is expected to close in the first quarter of 2021.

The result of operations of the Company’s Personal Care business were reclassified to discontinued operations during 2020. These results have been summarized in Earnings (loss) from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for each period presented. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations. Personal Care was previously disclosed as a separate reportable business segment.

Major components of earnings (loss) from discontinued operations:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2020	2019	2018
	$	$	$
Sales	995	920	959
Operating expenses
Cost of sales, excluding depreciation and amortization	721	684	734
Depreciation and amortization	60	62	67
Selling, general and administrative	141	143	151
Impairment of long-lived assets	1	26	7
Closure and restructuring costs	—	20	8
Other operating loss, net	2	1	1
	925	936	968
Operating income (loss)	70	(16)	(9)
Loss on classification as held for sale	45	—	—
Earnings (loss) from discontinued operations before income taxes	25	(16)	(9)
Income tax expense (benefit)	7	(15)	(11)
Net earnings (loss) from discontinued operations	18	(1)	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

Major classes of assets and liabilities classified as held for sale in the accompanying Balance Sheets were as follows:

	At
	December 31,	December 31,
	2020	2019
	$	$
Assets
Receivables	110	94
Inventories	138	123
Prepaid expenses	3	4
Income and other taxes receivable	3	6
Property, plant and equipment, net	351	344
Operating lease right-of-use assets	15	22
Intangible assets, net (2)(3)	554	543
Other assets	2	2
Total assets	1,176	1,138
Loss on classification as held for sale	(43)	—
Total assets of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	1,133	1,138

Liabilities
Trade and other payables	128	125
Income and other taxes payable	12	7
Operating lease liabilities due within one year	8	10
Long-term debt	1	1
Operating lease liabilities	8	29
Deferred income taxes and other	130	119
Other liabilities and deferred credits	8	7
Total liabilities of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	295	298

(1)

Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company’s Consolidated Balance Sheet at December 31, 2020, as the discontinued operations are expected to be disposed in the first quarter of 2021. The assets and liabilities of discontinued operations are classified in their respective current and long-term classifications, in the Company’s Consolidated Balance Sheet at December 31, 2019 in accordance with the nature and underlying classification of such assets and liabilities.

(2)	Intangible assets, net at December 31, 2020 are comprised of $290 million of indefinite-lived assets and $264 million of definite-lived assets (2019 – $272 million and $271 million, respectively).
(3)

Indefinite-lived intangible assets of the disposal group held for sale consists of trade names ($248 million) and catalog rights ($42 million) following the business acquisitions in the Company’s former Personal Care segment. Indefinite-lived intangible assets included in the disposal group held for sales are tested at the asset level. In connection with the Company's annual impairment testing in the fourth quarter of 2020, a quantitative assessment was performed for each indefinite lived intangible asset. If the carrying amounts of the indefinite-lived intangible assets exceed their respective fair value, an impairment loss is recognized in an amount equal to that excess. In performing the quantitative assessment, fair value of the indefinite-lived intangible assets is derived using an income approach. Under this approach, the fair value of indefinite-lived intangible assets is estimated based on the present value of estimated future cash flows (a relief from royalty model). Considerable management judgment is necessary to estimate future cash flows used to measure the fair value. Key estimates supporting the cash flow projections include, but are not limited to, management's assessment of industry and market conditions as well as estimates of revenue growth rates, royalty rate, tax rates and discount rates. Financial forecasts are consistent with the

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

Company’s operating plans and are prepared for each indefinite-lived intangible asset assessment. The discount rate assumptions used are based on the weighted-average cost of capital adjusted for business-specific and other relevant risks. The quantitative assessment performed in the fourth quarter of 2020 indicated that the indefinite-lived intangible assets had fair values that exceeded their carrying amounts. Variations in management’s assumptions and estimates, particularly in the expected growth rates and royalty rates embedded in the cash flow projections, and the discount rate could have a significant impact on fair value. The Company’s former Personal Care business was classified as a disposal group held for sale in the fourth quarter of 2020 and the Company performed an updated impairment assessment of the indefinite-lived intangible assets included in the disposal group held for sale. The updated impairment assessment did not result in an impairment loss.

Cash Flows from Discontinued Operations:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2020	2019	2018
	$	$	$
Cash flows from operating activities	111	90	58
Cash flows used for investing activities	(34)	(40)	(29)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4.

ACQUISITION OF BUSINESS

Purchase of Appvion Point of Sale business

On April 27, 2020, Domtar Corporation completed the acquisition of the Point of Sale paper business from Appvion Operation Inc. The business includes the coater and related equipment located at Appvion’s West Carrollton, Ohio, facility as well as a license for all corresponding intellectual property and assumed liabilities related to post-retirement benefits. The results of this business have been included in the consolidated financial statements as of April 27, 2020. The purchase price was $20 million in cash plus the book value of raw materials and finished goods inventory, subject to post-closing adjustments. The acquisition was accounted for as a business combination under the acquisition method of accounting. The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, which are based on information currently available.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Inventories	11
Property, plant and equipment	23
Operating lease right-of-use assets	2
Total assets	36

Less: Assumed Liabilities	6

Fair value of net assets acquired at the date of acquisition	30

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

PERFORMANCE SHARE UNITS (“PSUs”)

PSUs are granted to Management Committee and non-Management Committee members. These awards will be settled in shares for Management Committee members and in cash for non-Management Committee members, based on market conditions and/or performance and service conditions. These awards have an additional feature where the ultimate number of units that vest will be determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. No awards vest when the minimum thresholds are not achieved. The performance measurement date will vary depending on the specific award. These awards will cliff vest at various dates up to February 18, 2023.

		Weighted
		average grant
PSUs	Number of units	date fair value
		$
Vested and non-vested at December 31, 2017	622,468	37.78
Granted	238,537	41.39
Forfeited	(36,932)	38.09
Issued	52,563	41.05
Vested and settled	(154,178)	44.22
Vested and non-vested at December 31, 2018	722,458	37.82
Granted	192,261	61.46
Forfeited	(24,980)	45.54
Cancelled	(41,399)	57.09
Vested and settled	(222,019)	32.39
Vested and non-vested at December 31, 2019	626,321	45.42
Granted	304,604	36.70
Forfeited	(27,778)	45.25
Cancelled	(150,542)	45.41
Vested and settled	(216,701)	39.04
Vested and non-vested at December 31, 2020	535,904	43.06

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

The fair value of PSUs granted in 2020, 2019 and 2018 was estimated at the grant date using the Monte Carlo simulation methodology. The Monte Carlo simulation creates artificial futures by generating numerous sample paths of potential outcomes. The following assumptions were used in calculating the fair value of the units granted:

	2020	2019	2018
Dividend yield	5.338%	3.323%	3.800%
Expected volatility 1 year	32%	31%	22%
Expected volatility 3 years	29%	28%	26%
Risk-free interest rate December 31, 2018	—	—	2.23%
Risk-free interest rate December 31, 2019	—	2.85%	2.46%
Risk-free interest rate December 31, 2020	1.42%	2.65%	2.61%
Risk-free interest rate December 31, 2021	1.26%	2.56%	—
Risk-free interest rate December 31, 2022	1.21%	—	—

At December 31, 2020, of the total vested and non-vested PSUs, 277,653 are expected to be settled in shares and 258,251 will be settled in cash.

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

		Weighted
		average grant
RSUs	Number of units	date fair value
		$
Non-vested at December 31, 2017	460,663	38.56
Granted/issued	157,502	44.04
Forfeited	(27,251)	39.91
Vested and settled	(135,323)	42.54
Non-vested at December 31, 2018	455,591	39.16
Granted/issued	156,417	51.07
Forfeited	(21,203)	42.86
Vested and settled	(174,353)	34.96
Non-vested at December 31, 2019	416,452	45.20
Granted/issued	231,012	33.26
Forfeited	(19,521)	41.05
Vested and settled	(147,753)	40.21
Non-vested at December 31, 2020	480,190	41.16

At December 31, 2020, of the total non-vested RSUs, 229,731 are expected to be settled in shares and 250,459 will be settled in cash.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Management Committee members may elect to defer awards earned under another program into DSUs. In 2020, no vested awards were deferred to DSUs (2019 – nil; 2018 – nil).

		Weighted
		average grant
DSUs	Number of units	date fair value
		$
Vested at December 31, 2017	272,234	29.55
Granted/issued	31,691	44.64
Settled	(9,752)	40.95
Vested at December 31, 2018	294,173	30.79
Granted/issued	35,596	41.32
Settled	(12,606)	43.90
Vested at December 31, 2019	317,163	31.45
Granted/issued	48,943	25.11
Settled	(10,873)	40.96
Vested at December 31, 2020	355,233	30.29

NON-QUALIFIED STOCK OPTIONS

Stock options are granted to Management Committee and non-Management Committee members. The stock options vest at various dates up to February 20, 2021 subject to service conditions. The options expire at various dates no later than seven years from the date of grant. In 2020 and 2019, no stock options were granted.

The fair value of the stock options granted in 2018 was estimated at the grant date using a Black-Scholes based option pricing model or an option pricing model that incorporated the market conditions when applicable. The following assumptions were used in calculating the fair value of the options granted:

2018
Dividend yield	3.27%
Expected volatility	29%
Risk-free interest rate	2.62%
Expected life	4.5 years
Strike price	$43.66

The grant date fair value of the non-qualified options granted in 2018 was $8.65.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. STOCK-BASED COMPENSATION (CONTINUED)

		Weighted average	Weighted average	Aggregate intrinsic
	Number	exercise	remaining life	value
OPTIONS	of options	price	(in years)	(in millions)
		$		$
Outstanding at December 31, 2017	563,065	44.46	4.1	3.6
Granted	104,086	43.66	6.2	—
Exercised	(147,397)	39.42	—	—
Forfeited/expired	(6,102)	50.05	—	—
Outstanding at December 31, 2018	513,652	45.68	3.6	0.1
Exercisable at December 31, 2018	303,055	49.15	2.3	—
Outstanding at December 31, 2018	513,652	45.68	3.6	0.1
Exercised	(88,682)	39.46	—	—
Forfeited/expired	(3,616)	53.13	—	—
Outstanding at December 31, 2019	421,354	46.92	2.5	0.1
Exercisable at December 31, 2019	316,530	48.44	1.8	0.1
Outstanding at December 31, 2019	421,354	46.92	2.5	0.1
Forfeited/expired	(15,030)	43.09	—	—
Outstanding at December 31, 2020	406,324	47.07	1.6	—
Exercisable at December 31, 2020	371,622	47.38	1.4	—

The total intrinsic value of options exercised in 2019 and 2018 was $1 million and $1 million, respectively. Based on the Company’s closing year-end stock price of $31.65 (2019 – $38.24; 2018 – $35.13), the aggregate intrinsic value of options outstanding and options exercisable is nil.

For the year ended December 31, 2020, stock-based compensation expense recognized in the Company’s results from continuing and discontinued operations was $7 million (2019 – $22 million; 2018 – $10 million) for all outstanding awards. Compensation costs not yet recognized amounted to $15 million (2019 – $16 million; 2018 – $17 million) and will be recognized over the average remaining service period of approximately 14 months. The aggregate value of liability awards settled in 2020 was $6 million (2019 – $12 million; 2018 –$8 million). The total fair value of equity awards settled in 2020 was $6 million (2019 – $11 million; 2018 – $6 million), representing the fair value at the time of settlement. The fair value at the grant date for these settled equity awards was $7 million (2019 – $6 million; 2018 – $7 million). Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

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

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

EARNINGS (LOSS) PER COMMON SHARE

The calculation of basic (loss) earnings per common share is based on the weighted average number of Domtar common shares outstanding during the year. The calculation for diluted (loss) earnings per common share recognizes the effect of all potential dilutive common securities.

The following table provides the reconciliation between basic and diluted (loss) earnings per common share:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
(Loss) earnings from continuing operations	$(145)	$85	$281
Earnings (loss) from discontinued operations, net of taxes	$18	$(1)	$2
Net (loss) earnings	$(127)	$84	$283

Weighted average number of common shares outstanding (millions)	55.4	61.2	62.9
Effect of dilutive securities (millions)	—	0.2	0.2
Weighted average number of diluted common shares outstanding (millions)	55.4	61.4	63.1

Basic net (loss) earnings per common share (in dollars)
(Loss) earnings from continuing operations	$(2.62)	$1.39	$4.47
Earnings (loss) from discontinued operations	$0.33	$(0.02)	$0.03
Basic net (loss) earnings per common share	$(2.29)	$1.37	$4.50

Diluted net (loss) earnings per common share (in dollars)
(Loss) earnings from continuing operations	$(2.62)	$1.39	$4.45
Earnings (loss) from discontinued operations	$0.33	$(0.02)	$0.03
Diluted net (loss) earnings per common share	$(2.29)	$1.37	$4.48

The following table provides the securities that could potentially dilute basic (loss) earnings per common share in the future, but were not included in the computation of diluted (loss) earnings per common share because to do so would have been anti-dilutive:

	December 31,	December 31,	December 31,
	2020	2019	2018
Options to purchase common shares	406,324	324,413	227,221

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2020, the related pension expense was $39 million (2019 – $39 million; 2018 – $46 million).

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

The Company’s pension plan funding policy is to contribute annually the amount required to provide for benefits earned in the year and to fund solvency deficiencies, funding shortfalls and past service obligations over periods not exceeding those permitted by the applicable regulatory authorities. Past service obligations primarily arise from improvements to plan benefits. The other post-retirement benefit plans are not funded, and contributions are made annually to cover benefit payments.

The Company expects to contribute a minimum total amount of $13 million in 2021 compared to $15 million in 2020 (2019 – $17 million; 2018 – $57 million) to the pension plans. The Company expects to contribute a minimum total amount of $4 million in 2021 compared to $4 million in 2020 (2019 – $4 million; 2018 – $4 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN PROJECTED BENEFIT OBLIGATION

The following table represents the change in the projected benefit obligation as of December 31, 2020 and December 31, 2019, the measurement date for each year:

	December 31, 2020		December 31, 2019

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at beginning of year	1,425	63	1,557	62
Service cost for the year	29	1	29	1
Interest expense	39	2	57	2
Plan participants' contributions	6	—	6	—
Actuarial loss (gain)	127	2	170	(1)
Plan amendments	2	—	—	—
Benefits paid	(67)	—	(96)	—
Direct benefit payments	(3)	(4)	(4)	(4)
Acquisition of business	—	1	—	—
Curtailment (1)	(1)	—	—	—
Settlement (2)	(15)	—	(348)	—
Effect of foreign currency exchange rate change	24	2	54	3
Projected benefit obligation at end of year	1,566	67	1,425	63

During 2020 and 2019, net actuarial losses increased the projected benefit obligation due to the decrease in discount rates.

The accumulated benefit obligation of the pension plans at December 31, 2020 and 2019 was $1,516 million and $1,379 million, respectively.

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets, as of December 31, 2020 and December 31, 2019, reflecting the actual return on plan assets, the contributions and the benefits paid for each year:

	December 31, 2020	December 31, 2019
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,465	1,579
Actual return on plan assets	166	253
Employer contributions	15	17
Plan participants' contributions	6	6
Benefits paid	(70)	(100)
Settlement (2)	(15)	(348)
Effect of foreign currency exchange rate change	27	58
Fair value of assets at end of year	1,594	1,465

(1)

Curtailment accounting was triggered following the restructuring activities that occurred in 2020. The impact was estimated as of July 31, 2020, based on the information known at that time and was remeasured on December 31, 2020.

(2)

Settlement accounting was triggered as of December 31, 2020, following the restructuring activities that occurred in 2020, to reflect lump sums paid in 2020 in excess of the sum of service cost and interest cost.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

(2)

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

The Company’s pension funds are not permitted to directly own any of the Company’s shares or debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2020:

		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2020	2019
Fixed income
Cash and cash equivalents	0% – 10%	2%	2%
Bonds	40% – 50%	42%	53%
Insurance contracts	11%	11%	—
Equity
Canadian Equity	3% – 10%	6%	6%
U.S. Equity	9% – 19%	15%	15%
International Equity	18% – 28%	24%	24%
Total (1)		100%	100%

(1)	Approximately 72% of the pension plans' assets relate to Canadian plans, 28% relate to U.S. plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

	December 31, 2020		December 31, 2019

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(1,566)	(67)	(1,425)	(63)
Fair value of assets at end of year	1,594	—	1,465	—
Funded status	28	(67)	40	(63)

The funded status includes $61 million of projected benefit obligation ($55 million at December 31, 2019) related to supplemental unfunded defined benefit and defined contribution plans.

	December 31, 2020		December 31, 2019

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables (Note 17)	—	(5)	—	(5)
Other liabilities and deferred credits (Note 20)	(124)	(62)	(101)	(58)
Other assets (Note 15)	152	—	141	—
Net amount recognized in the Consolidated Balance Sheets	28	(67)	40	(63)

The following table presents the pre-tax amounts included in Other comprehensive income (loss):

	Year ended		Year ended		Year ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Other post-		Other post-		Other post-
	Pension	retirement	Pension	retirement	Pension	retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$
Prior service cost	(2)	—	—	—	—	—
Amortization of prior year service cost (credit)	2	(1)	5	(1)	5	—
Net (loss) gain	(26)	(1)	3	1	(31)	8
Amortization of net actuarial loss (gain) (1)	12	(1)	40	(1)	8	(1)
Net amount recognized in other comprehensive income (loss) (pre-tax)	(14)	(3)	48	(1)	(18)	7

(1)	Includes a non-cash settlement charge of $2 million recognized in 2020 (2019 – $30 million; 2018 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

At December 31, 2020, the projected benefit obligation and the fair value of plan assets with a projected benefit obligation in excess of fair value of plan assets were $917 million and $793 million, respectively (2019 – $833 million and $732 million, respectively).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
Components of net periodic benefit cost for pension plans	2020	2019	2018
	$	$	$
Service cost for the year	29	29	34
Interest expense	39	57	53
Expected return on plan assets	(68)	(79)	(85)
Amortization of net actuarial loss	10	10	8
Curtailment loss	2	—	—
Settlement loss	2	30	—
Amortization of prior year service cost	2	5	5
Net periodic benefit cost	16	52	15

Components of net periodic benefit cost for other post-retirement	Year ended December 31,	Year ended December 31,	Year ended December 31,
benefit plans	2020	2019	2018
	$	$	$
Service cost for the year	1	1	1
Interest expense	2	2	2
Amortization of net actuarial gain	(1)	(1)	(1)
Amortization of prior year service credit	(1)	(1)	—
Net periodic benefit cost	1	1	2

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the projected benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

	December 31,	December 31,	December 31,
Pension plans	2020	2019	2018
Projected benefit obligation
Discount rate	2.5%	3.1%	3.8%
Rate of compensation increase	2.7%	2.7%	2.7%
Net periodic benefit cost
Discount rate	3.0%	3.8%	3.5%
Rate of compensation increase	2.8%	2.6%	2.8%
Expected long-term rate of return on plan assets	4.6%	5.2%	5.0%

A weighted-average interest-crediting rate of 3.3% was assumed for 2020, for the Company’s cash balance pension plan.

The Company used a full yield curve approach to estimate the current service and interest cost components of net periodic benefit cost for Canadian pension plans and U.S. funded pension plans. The estimate of these components is made by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

For the U.S. unfunded pension plan and other post-retirement benefits, given materiality, the current service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve for each unfunded pension plan or based on each post-retirement plans’ projected cash flows. The discount rate of 3.2% for U.S. unfunded plans is obtained by incorporating the plans’ expected cash flows in the Mercer Yield Curve.

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

Effective January 1, 2021, the Company will use 4.4% (2020 – 4.8%; 2019 – 5.2%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, and bonds) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

	December 31,	December 31,	December 31,
Other post-retirement benefit plans	2020	2019	2018
Projected benefit obligation
Discount rate	2.5%	3.1%	3.8%
Rate of compensation increase	2.8%	2.8%	2.8%
Net periodic benefit cost
Discount rate	3.0%	3.7%	3.5%
Rate of compensation increase	2.7%	2.7%	2.7%

For measurement purposes, a 3.9% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2020.

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

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2020, by asset category:

	Fair Value Measurements at
	December 31, 2020
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	60	16	44	—
Canadian provincial government bonds	391	388	3	—
Canadian corporate debt securities	63	46	17	—
U.S. corporate debt securities	23	22	1	—
International corporate debt securities	10	10	—	—
Bond fund (1 & 2)	173	—	173	—
Canadian equities (3)	97	97	—	—
U.S. equities (4)	99	99	—	—
International equities (5)	268	268	—	—
U.S. stock index funds (2 & 6)	233	—	233	—
Insurance contracts (7)	176	—	—	176
Derivative contracts (8)	1	—	1	—
Total	1,594	946	472	176

(1)	This category represents a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.
(2)

The fair value of these plan assets is classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

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
(7)

This category represents a group annuity contract purchased through an insurance company that is held in the pension plan’s name as an asset within the pension plan. The insurance contract covers pension entitlements associated with specific groups of retired members of the pension plan.

(8)	The fair value of the derivative contracts is classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2019, by asset category:

	Fair Value Measurements at December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	66	24	42	—
Canadian provincial government bonds	454	453	1	—
Canadian corporate debt securities	119	91	28	—
U.S. corporate debt securities	21	21	—	—
International corporate debt securities	13	13	—	—
Bond fund (1 & 2)	166	—	166	—
Canadian equities (3)	93	93	—	—
U.S. equities (4)	86	86	—	—
International equities (5)	231	231	—	—
U.S. stock index funds (2 & 6)	215	—	215	—
Insurance contracts	1	—	—	1
Total	1,465	1,012	452	1

(1)	This category represents a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.
(2)

The fair value of these plan assets is classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
Insurance contracts
$
Balance at December 31, 2018	76
Settlements	(84)
Return on plan assets	7
Effect of foreign currency exchange rate change	2
Balance at December 31, 2019	1
Purchases	163
Return on plan assets	3
Effect of foreign currency exchange rate change	9
Balance at December 31, 2020	176

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2020 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2021	89	4
2022	88	4
2023	88	4
2024	90	4
2025	89	4
2026 – 2030	434	20

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and non-recurring loss or income items and, as a result, can fluctuate from year to year. The Company’s other operating (income) loss, net includes the following:

	Year ended December 31, 2020	Year ended December 31, 2019	Year ended December 31, 2018
	$	$	$
Environmental provision	2	4	5
Foreign exchange loss (gain)	—	3	(3)
Bad debt expense	4	1	2
Net gain on sale of property, plant and equipment	(1)	—	(4)
Income for waiving a non-compete clause	(7)	—	—
Other	(5)	(4)	(1)
Other operating (income) loss, net	(7)	4	(1)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	$	$	$
Interest on long-term debt (1)	52	45	56
Interest on receivables securitization	1	2	1
Interest on withdrawal liabilities for multiemployer plans	3	3	2
Amortization of debt issuance costs and other	2	2	3
	58	52	62

(1)	The Company capitalized $3 million of interest expense in 2020 (2019 – $3 million; 2018 – $1 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

INCOME TAXES

The Company’s (loss) earnings before income taxes by taxing jurisdiction were:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	$	$	$
U.S. (loss) earnings	(199)	80	241
Foreign (loss) earnings	(19)	24	110
(Loss) earnings before income taxes	(218)	104	351

Provisions for income taxes include the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	$	$	$
U.S. Federal and State:
Current	(21)	19	38
Deferred	(45)	(6)	(1)
Foreign:
Current	(7)	4	5
Deferred	(3)	—	26
Income tax (benefit) expense	(76)	17	68

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 21% to (loss) earnings before income taxes due to the following:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	$	$	$
U.S. federal statutory income tax	(46)	22	74
Reconciling Items:
State and local income taxes, net of federal income tax benefit	(6)	4	9
Foreign income tax rate differential	(1)	2	6
Tax credits and special deductions	(17)	(18)	(18)
U.S. tax rate benefit from loss carryback	(5)	—	—
Tax rate changes	—	(4)	(9)
Deemed mandatory repatriation tax	—	—	(7)
Uncertain tax positions	(4)	(3)	(5)
Deferred taxes on Personal Care Group Investment	(51)	—	—
Deferred taxes on foreign earnings	(1)	2	10
Intercompany income with assets held for sale	3	3	4
Net book value adjustment of assets held for sale	5	—	—
Valuation allowance on deferred tax assets	47	5	—
Nondeductible expenses	1	3	—
Other	(1)	1	4
Income tax (benefit) expense	(76)	17	68

On January 7, 2021, the Company reached an agreement with AIP to sell the Personal Care business for $920 million. As such, for the December 31, 2020 reporting period, we are no longer indefinitely reinvested in that business and have classified our investment in that business as held for sale. Accordingly, we have recorded a deferred tax asset of $51 million for the difference between the net book value of the business and the tax basis of that business. The Company is accounting for the tax impacts related to the sale of the Personal Care business as a stock investment and therefore recognizing the tax benefit for recording the book/tax basis difference and the net book value adjustment as part of continuing operations. Both of these items impacted the effective tax rate in 2020.

The Company has assessed the value of the deferred tax asset related to the basis difference described above, which is expected to be a capital loss for tax purposes upon the completion of the sale, and determined that the Company is not likely to realize a full benefit from the asset. As such, the Company has recorded a valuation allowance of $44 million associated with this deferred tax asset. During the year, the Company also analyzed its existing Arkansas research and development credits and determined an additional valuation allowance of $3 million should be recorded since it is expected some of the credits will expire un-utilized. These amounts unfavorably impacted the effective tax rate in 2020.

During 2020, the Company generated a U.S. tax net operating loss which, in accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act will be carried back to 2015. In 2015, the US federal tax rate was 35%, versus the current rate of 21%. Therefore, the Company recorded an additional tax benefit of $5 million related to the tax rate benefit of the loss which favorably impacted the effective tax rate in 2020.

The Company recorded $17 million of tax credits, mainly research and experimentation credits, which favorably impacted the effective tax rate in 2020. Since the Company has a tax loss in 2020, the tax credits will be carried forward and are expected to be utilized in future years.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

As a result of the deemed mandatory repatriation tax requirement of the U.S. Tax Reform, the Company has taxed its undistributed foreign earnings as of December 31, 2017, at reduced tax rates. After completing its evaluation of the U.S. Tax Reform’s impact on its business operations, the Company has determined that it is no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. As such, as of December 31, 2020, the Company has recorded a deferred tax liability of $11 million ($12 million as of December 31, 2019) for foreign withholding tax and various state income taxes associated with future repatriation of these earnings. This additional $1 million tax benefit impacted the effective tax rate for 2020 ($2 million tax expense for 2019 and $10 million tax expense for 2018).

The Company recorded $18 million of tax credits in 2019 ($18 million in 2018), mainly research and experimentation credits, which favorably impacted the effective tax rate. Arkansas legislation changes were passed in 2019 which reduced the state tax rate and changed how the apportionment factor is calculated. This resulted in a deferred state tax benefit of $4 million for the Company.  Additionally, a valuation allowance of $5 million was recorded on state attributes the Company does not expect to utilize before they expire.

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

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2020 and December 31, 2019 are comprised of the following:

	December 31,	December 31,
	2020	2019
	$	$
Accounting provisions	31	27
Net operating loss carryforwards and other deductions	56	9
Pension and other employee future benefit plans	19	16
Inventory	11	12
Tax credits	41	23
Other	12	7
Gross deferred tax assets	170	94
Valuation allowance	(64)	(17)
Net deferred tax assets	106	77
Property, plant and equipment	(367)	(386)
Intangible assets	(6)	(6)
Other	(31)	(17)
Total deferred tax liabilities	(404)	(409)
Net deferred tax liabilities	(298)	(332)
Included in:
Deferred income taxes and other	(298)	(332)
Total	(298)	(332)

At December 31, 2020, the Company had no federal net operating loss carryforwards, however, the Company has recorded a tax asset related to the book/tax basis difference of the Assets Held for Sale which is expected to be a capital loss once the sale is completed.  The Company also has other foreign net operating losses of $4 million at December 31, 2020, which may be carried forward indefinitely.

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

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10. INCOME TAXES (CONTINUED)

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the following exceptions:

•	US state tax credits ($13 million valuation allowance)
•	Tax basis difference on assets held for sale ($44 million valuation allowance)
•	Foreign loss carryforwards ($7 million valuation allowance)

In 2020, the valuation allowance unfavorably impacted tax expense and the effective tax rate by $47 million (2019 – $5 million).

As of December 31, 2020, the Company has recorded a deferred tax liability of $11 million ($12 million for 2019) for foreign withholding tax and various state income taxes associated with the repatriation of earnings subject to the repatriation tax as well as future repatriation of its unremitted foreign earnings. With the exception of the Personal Care business which is being shown as held for sale, the Company has not provided for deferred taxes on the outside basis differences in its investments in its foreign subsidiaries that are unrelated to unremitted earnings as it estimates that this deferred tax liability in combination with the repatriation tax amount, covers all tax liabilities with foreign investments to date. The Company is indefinitely reinvested in the outside basis differences of its remaining foreign subsidiaries.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2020, the Company had gross unrecognized tax benefits of approximately $23 million ($28 million and $28 million for 2019 and 2018, respectively). If recognized in 2020, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.  These amounts are included in Deferred income taxes and other on the Consolidated Balance Sheets.

	December 31,	December 31,	December 31,
	2020	2019	2018
	$	$	$
Balance at beginning of year	28	28	27
Additions based on tax positions related to current year	1	3	3
Additions for tax positions of prior years	1	2	3
Expirations of statutes of limitations	(7)	(6)	(6)
Interest	—	1	1
Balance at end of year	23	28	28

The Company recorded less than $1 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2020 ($1 million for 2019 and $1 million for 2018). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.  The Company believes it is reasonably possible that up to $4 million of its unrecognized benefits may be recognized by December 31, 2021.  However, the amount and timing of the recognition of these benefits is subject to some uncertainty.

The major jurisdictions where the Company and its subsidiaries will file tax returns for 2020 are Canada and the U.S. The Company will file one consolidated U.S. federal income tax return. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various U.S. states and Canadian provinces. At December 31, 2020, the Company’s subsidiaries are subject to foreign federal income tax examinations for the tax years 2013 through 2019, with federal years prior to 2017 being closed from a cash tax liability standpoint in the U.S. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

INVENTORIES

The following table presents the components of inventories:

	December 31,	December 31,
	2020	2019
	$	$
Work in process and finished goods	321	325
Raw materials	107	119
Operating and maintenance supplies	202	219
	630	663

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31,	December 31,
	(in years)	2020	2019
		$	$
Machinery and equipment	3 – 20	7,617	7,436
Buildings and improvements	10 – 40	962	944
Timberlands	(1)	195	191
Assets under construction	—	87	135
		8,861	8,706
Less: Accumulated depreciation		(6,838)	(6,483)
		2,023	2,223

(1)	Amortization is calculated using the unit of production method.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2020 was $222 million (2019 – $230 million; 2018 – $240 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The components of lease expense were as follows:

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
	$	$
Operating lease expense	22	21

Finance lease expense:
Amortization of right-of-use assets	1	—
Interest on lease liabilities	—	—
Total finance lease expense	1	—

For the year ended December 31, 2018, total operating lease expense amounted to $19 million.

Supplemental cash flow information related to leases was as follows:

	Year ended	Year ended
	December 31,	December 31,
	2020	2019
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	23	21
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	12	24
Finance leases	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2020	2019
	$	$
Operating leases
Operating leases right-of-use assets	59	58

Lease liabilities due within one year	20	18
Operating lease liabilities	50	40
	70	58

Finance leases
Property, plant and equipment	11	9
Accumulated depreciation	(3)	(2)
	8	7

Long-term debt due within one year	1	1
Long-term debt	9	8
	10	9

Weighted-average remaining lease term
Operating leases	4.7 years	3.8 years
Finance leases	8.8 years	10.4 years

Weighted-average discount rate
Operating leases	4.4%	4.4%
Finance leases	6.1%	7.0%

Maturities of lease liabilities at December 31, 2020 were as follows:

Operating leases
$
2021	20
2022	18
2023	15
2024	10
2025	6
Thereafter	9
Total lease payments	78

Less: Imputed interest	8

Total lease liabilities	70

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

	Estimated useful lives	December 31,			December 31,
	(in years)	2020			2019
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	40	3	(1)	2	3	(1)	2
Customer relationships	20 – 30	24	(10)	14	24	(9)	15
Technology	7 – 20	8	(5)	3	8	(5)	3
Non-Compete	9	1	(1)	—	1	(1)	—
		36	(17)	19	36	(16)	20
Indefinite-lived intangible assets not subject to amortization
Water rights		4	—	4	4	—	4
License rights		6	—	6	6	—	6
Total		46	(17)	29	46	(16)	30

Amortization expense related to intangible assets for the year ended December 31, 2020 was $1 million ($1 million in 2019 and 2018, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2021	2022	2023	2024	2025
	$	$	$	$	$
Amortization expense related to intangible assets	1	1	1	1	1

The Company performed its annual impairment test on its indefinite-lived intangible assets at October 1, 2020, 2019 and 2018, using a quantitative approach, except for the license rights and water rights, where the Company used a qualitative approach, and determined that the estimated fair values of its indefinite-lived intangible assets exceeded their carrying amounts. No impairment charge was recorded for indefinite-lived intangible assets during 2020, 2019 or 2018.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

OTHER ASSETS

The following table presents the components of other assets:

	December 31,	December 31,
	2020	2019
	$	$
Pension asset - defined benefit pension plans (Note 7)	152	141
Investment tax credits receivable	4	5
Unamortized debt issuance costs	3	3
Derivative financial instruments (Note 23)	17	4
Equity swap contracts (Note 23)	2	—
Investments and advances	6	5
Other	5	5
	189	163

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

At December 31, 2020, the Company’s total provision for the withdrawal liabilities of its U.S. multiemployer plans was $42 million.

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

The Company plans to enter the linerboard market with the conversion of the Kingsport paper machine. Domtar estimates the conversion cost to be between $300 and $350 million. As a result of the decision to change the nature and use of the Kingsport, Tenessee mill, the carrying amount of the remaining assets of the Kingsport mill has been tested for impairment in the third quarter and resulted in no additional impairment charge. The carrying amount of these assets was approximately $80 million at September 30, 2020. The Company is also completing the conversion of the Ashdown mill to 100% softwood and fluff pulp, which is requiring $15 to $20 million of capital investments and is expected to be completed within six to nine months. For the year ended December 31, 2020, the Company recorded $136 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $33 million of severance and termination costs, $31 million of inventory obsolescence, $12 million of environmental costs, $2 million of pension curtailment loss, $2 million of pension settlement loss and $18 million of licenses fees, write-offs and other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

Other costs

During 2020 other costs related to previous and ongoing closures and restructuring included $1 million of severance and termination costs (2019 and 2018 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

The following tables provide the components of closure and restructuring costs:

	Year ended
	December 31, 2020
	Pulp and Paper	Corporate	Total
	$	$	$
Severance and termination costs	33	1	34
Inventory write-down (storeroom, spare parts and other)	31	—	31
Environmental costs	12	—	12
Pension curtailment and settlement charges	4	—	4
Licenses fees, write-offs and other costs	16	2	18
Closure and restructuring costs	96	3	99

	Year ended
	December 31, 2019
	Pulp and Paper	Total
	$	$
Severance and termination costs	16	16
Inventory write-down	4	4
Other costs	2	2
Closure and restructuring costs	22	22

The following table provides the activity in the closure and restructuring liability:

	December 31,	December 31,
	2020	2019
	$	$
Balance at beginning of year	12	2
Additions	48	12
Payments	(32)	(1)
Reversal	—	(1)
Balance at end of year (1)	28	12

(1)	At December 31, 2020 $22 million is shown in Trade and other payables (see Note 17) and $6 million is shown in Other liabilities and deferred credits (see Note 20).

The $28 million provision is comprised of severance and termination costs, of which $9 million and $6 million relate to the Pulp and Paper business and Corporate, respectively and licenses fees and other costs of $13 million relate to Corporate.

Closure and restructuring costs are based on management’s best estimates at December 31, 2020. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further impairment charges may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31,	December 31,
	2020	2019
	$	$
Trade payables	260	310
Payroll-related accruals	104	99
Accrued interest	16	16
Payables on capital projects	13	27
Rebate accruals	44	58
Liability - pension and other post-retirement benefit plans (Note 7)	5	5
Liability - multiemployer plan withdrawal	2	2
Provision for environment and other asset retirement obligations (Note 22)	10	8
Closure and restructuring costs liability (Note 16)	22	12
Derivative financial instruments (Note 23)	3	11
Dividends payable (Note 21)	—	26
Stock-based compensation - liability awards (Note 23)	5	6
	484	580

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the periods ended  December 31, 2020 and 2019.

	Net derivative
	gains (losses) on		Post-retirement	Foreign currency
	cash flow hedges	Pension items(2)	benefit items(2)	items	Total
	$	$	$	$	$
Balance at December 31, 2018	(24)	(231)	11	(223)	(467)
Natural gas swap contracts	(10)	N/A	N/A	N/A	(10)
Currency options	5	N/A	N/A	N/A	5
Foreign exchange forward contracts	16	N/A	N/A	N/A	16
Net gain	N/A	1	1	N/A	2
Foreign currency items	N/A	N/A	N/A	21	21
Other comprehensive income before reclassifications	11	1	1	21	34
Amounts reclassified from Accumulated other comprehensive loss	8	33	(1)	—	40
Net current period other comprehensive income	19	34	—	21	74
Balance at December 31, 2019	(5)	(197)	11	(202)	(393)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	3	N/A	N/A	N/A	3
Foreign exchange forward contracts	23	N/A	N/A	N/A	23
Net loss	N/A	(21)	(1)	N/A	(22)
Foreign currency items	N/A	N/A	N/A	63	63
Other comprehensive income (loss) before reclassifications	27	(21)	(1)	63	68
Amounts reclassified from Accumulated other comprehensive loss	12	11	(2)	—	21
Net current period other comprehensive income (loss)	39	(10)	(3)	63	89
Balance at December 31, 2020	34	(207)	8	(139)	(304)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	$	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts (1)	(10)	(4)	2
Currency options and forwards (1)	(6)	(7)	1
Total before tax	(16)	(11)	3
Tax benefit (expense)	4	3	(1)
Net of tax	(12)	(8)	2

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)(3)	(12)	(40)	(8)
Amortization of prior year service cost (2)	(2)	(5)	(5)
Total before tax	(14)	(45)	(13)
Tax benefit	3	12	3
Net of tax	(11)	(33)	(10)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	1	1
Amortization of prior year service credit (2)	1	1	—
Total before tax	2	2	1
Tax expense	—	(1)	—
Net of tax	2	1	1

(1)	These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)	These amounts are included in the computation of net periodic benefit cost (see Note 7 "Pension Plans and Other Post-Retirement Benefit Plans" for more details).
(3)	Includes a non-cash pension settlement charge of $2 million in 2020 (2019 – $30 million; 2018 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

LONG-TERM DEBT

		Par		December 31,	December 31,
	Maturity	Amount	Currency	2020	2019
		$		$	$
Unsecured notes
4.4% Notes	2022	300	US	300	300
6.25% Notes	2042	250	US	249	249
6.75% Notes	2044	250	US	250	250
Term Loan	2025	—	US	294	—
Revolving Credit Facility	2023	—	US	—	80
Securitization	2021	—	US	—	55
Finance lease obligations and other	2021 - 2032			10	9
				1,103	943

Less: Unamortized debt issuance costs				6	5

Less: Due within one year				13	1
				1,084	937

Principal long-term debt repayments, including finance lease obligations, in each of the next five years will amount to:

	Long-term debt	Finance leases and other
	$	$
2021	12	1
2022	312	2
2023	12	2
2024	12	2
2025	246	1
Thereafter	500	5
	1,094	13
Less: Amounts representing interest	—	3
Total payments	1,094	10

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. LONG-TERM DEBT (CONTINUED)

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

At December 31, 2020, the Company was in compliance with these financial covenants and had $294 million of borrowings outstanding under the Term Loan Agreement (December 31, 2019 – nil).

REVOLVING CREDIT FACILITY

The Company has an unsecured $700 million revolving credit facility (the “Credit Agreement”) with certain domestic and foreign banks that matures on August 22, 2023. The maturity date of the facility may be extended by one year and the lender commitments may be increased by up to $400 million, subject to lender approval and customary requirements. Borrowings by the Company under the Credit Agreement are guaranteed by its significant domestic subsidiaries. Borrowings by certain foreign subsidiaries under the Credit Agreement are guaranteed by the Company, the Company’s significant domestic subsidiaries and certain of the Company’s significant foreign subsidiaries.

Borrowings under the Credit Agreement bear interest at LIBOR, EURIBOR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to the Company’s credit rating. In addition, the Company pays facility fees quarterly at rates dependent on the Company's credit ratings. The Financial Conduct Authority in the United Kingdom plans to phase out LIBOR by the end of 2021. The Company does not anticipate a significant impact to its financial position from the planned phase out of LIBOR.

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At December 31, 2020, the Company was in compliance with these financial covenants, and had no borrowings and $54 million of letters of credit outstanding under this facility (December 31, 2019 – $80 million and nil).

RECEIVABLES SECURITIZATION

The Company has a $150 million receivables securitization facility that matures in November 2021. This facility provides additional liquidity to the Company to fund its operations or issue letters of credit. The costs under the program vary based on changes in interest rates and amounts utilized.

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

At December 31, 2020, there were no borrowings and no letters of credit outstanding under this facility (2019 – $55 million and $53 million, respectively). At December 31, 2020, the Company had $111 million unused and available under this facility.

In 2020, a net charge of $1 million (2019 – $2 million; 2018 – $1 million) resulted from the program described above and was included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

.	December 31,	December 31,
	2020	2019
	$	$
Liability - other post-retirement benefit plans (Note 7)	62	58
Pension liability - defined benefit pension plans (Note 7)	124	101
Pension liability - multiemployer plan withdrawal	40	42
Long-term income taxes payable	9	9
Closure and restructuring costs liability (Note 16)	6	—
Provision for environmental and asset retirement obligations (Note 22)	37	27
Stock-based compensation - liability awards (Note 23)	11	16
Derivative financial instruments (Note 23)	3	8
Worker's compensation and other related accruals	14	5
Other	8	3
	314	269

ASSET RETIREMENT OBLIGATIONS

The asset retirement obligations are principally linked to landfill capping obligations and demolition of certain abandoned buildings. At December 31, 2020, Domtar estimated the net present value of its asset retirement obligations to be $14 million (2019 – $13 million); the present value is based on probability weighted undiscounted cash outflows of $59 million (2019 – $58 million). The majority of the asset retirement obligations are estimated to be settled prior to December 31, 2060. Domtar’s credit adjusted risk-free rates were used to calculate the net present value of the asset retirement obligations. The rates used vary between 4.7% and 12.0%, based on the prevailing rate at the moment of recognition of the liability and on its settlement period.

The following table reconciles Domtar’s asset retirement obligations:

	December 31,	December 31,
	2020	2019
	$	$
Asset retirement obligations, beginning of year	13	12
Accretion expense	1	1
Asset retirement obligations, end of year	14	13

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21.

SHAREHOLDERS’ EQUITY

DIVIDENDS

During 2020, the Company declared one quarterly dividend of $0.455 per share, to holders of the Company’s common stock. Total dividends of approximately $25 million were paid on April 15, 2020 to shareholders of record as of April 2, 2020.

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

STOCK REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a stock repurchase program (“the Program”) of up to $1.6 billion. At December 31, 2020, the Company had approximately $344 million of remaining availability under the Program. The Company is authorized to repurchase, from time to time, shares of its outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock in part to reduce the dilutive effects of stock options and awards, and to improve shareholders’ returns.

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

During 2020, the Company repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

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

On February 11, 2021, the Company announced that it will resume its stock repurchase program. The Board of Directors will continue to evaluate the Company’s capital return program based upon customary considerations, including market conditions.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SHAREHOLDERS’ EQUITY (CONTINUED)

The authorized stated capital consists of the following:

PREFERRED SHARES

The Company is authorized to issue 20 million preferred shares, par value $0.01 per share. The Board of Directors of the Company will determine the voting powers (if any) of the shares, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares at the time of issuance. No preferred shares were outstanding at December 31, 2020 or December 31, 2019.

COMMON STOCK

The Company is authorized to issue two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share.

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2020 and December 31, 2019, were as follows:

	December 31,		December 31,
	2020		2019
	Number		Number
Common stock	of shares	$	of shares	$
Balance at beginning of year	56,880,910	1	62,914,569	1
Shares issued
Treasury stock (1)	(1,686,372)	—	(6,033,659)	—
Balance at end of year	55,194,538	1	56,880,910	1

(1)	During 2020, the Company repurchased 1,798,306, and issued 111,934 shares out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

In 2020, the Company’s operating expenses for environmental matters amounted to $62 million (2019 – $71 million; 2018 – $68 million).

The Company made capital expenditures for environmental matters of $4 million in 2020 (2019 – $19 million; 2018 – $8 million).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2020	2019
	$	$
Balance at beginning of year	35	37
Additions and other changes	15	4
Environmental spending	(3)	(7)
Effect of foreign currency exchange rate change	—	1
Balance at end of year (1)	47	35

(1)	At December 31, 2020, $10 million is shown in Trade and other payables (see Note 17) and $37 million is shown in Other liabilities and deferred credits (see Note 20).

At December 31, 2020, anticipated undiscounted payments in each of the next five years are as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and asset retirement obligations	10	2	2	6	2	70	92

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2020, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

OTHER COMMERCIAL COMMITMENTS

The Company has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these other commercial commitments, determined at December 31, 2020, were as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	$	$	$	$	$	$	$
Other commercial commitments	155	10	6	6	—	2	179

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2020, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2020 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

GENERAL RISK FACTORS

Climate change and air quality regulation

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

The EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court ruled the EPA wrongly understood the Clean Air Act and the ACE rule and its embedded repeal of the Clean Power Plan was vacated and sent back to the EPA for further consideration. Regardless of the outcome of the EPA’s further consideration, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The province of Quebec has a greenhouse gases (“GHG”) cap-and-trade system with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect its facilities to be disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

The Government of Canada has established a federal carbon pricing system in provinces that do not already impose a cost on carbon emissions. The Government of Canada has imposed its carbon pricing program for regulating GHG emissions in Ontario, which took effect on January 1, 2019. To reduce GHG emissions and recognize the unique circumstances of the province’s diverse economy, Ontario finalized its own GHG Emission Performance Standards regulation. The Ontario Government has been in discussions with the Canadian Government to replace the federal program in Ontario with its provincial program. The Canadian Government has accepted Ontario’s program as an alternative to the federal program and work to transition has begun. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in Ontario.

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

DECEMBER 31, 2020

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2020, two customers located in the U.S. represented 15% or $58 million, and 12% or $46 million, respectively, of the Company’s receivables (December 31, 2019 – two customers located in the U.S. represented 14% or $66 million, and 13% or $65 million, respectively).

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

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 36 months.

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of December 31, 2020 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBtu(1)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2021	9,270,000	$27	37%
2022	9,270,000	$25	35%
2023	4,210,000	$12	15%

(1)	MMBtu: Millions of British thermal units

The natural gas derivative contracts were effective as of December 31, 2020.

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States and Canada. As a result, it is exposed to movements in the foreign currency exchange rate in Canada. Moreover, certain assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. Accordingly, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar. The Company’s risk management policy allows it to hedge a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates.

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

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of December 31, 2020 to hedge forecasted purchases and sales:

			Percentage of
		Notional	forecasted net
	Year of	contractual	exposures under	Average	Average
Currency exposure hedged	maturity	value	contracts	Protection rate	Obligation rate

CAD/USD	2021	781 CAD	82%	1 USD = 1.3359	1 USD = 1.3536

CAD/USD	2022	382 CAD	40%	1 USD = 1.3486	1 USD = 1.3486

The foreign exchange derivative contracts were effective as of December 31, 2020.

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

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) below) at December 31, 2020 and December 31, 2019, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2020	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	31	—	31	—	(a)	Prepaid expenses
Currency derivatives	16	—	16	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	48	—	48	—

Liabilities derivatives
Currency derivatives	1	—	1	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	3	—	3	—	(a)	Other liabilities and deferred credits
Total Liabilities	6	—	6	—

Other Instruments:
Stock-based compensation - liability awards	5	5	—	—		Trade and other payables
Stock-based compensation - liability awards	11	11	—	—		Other liabilities and deferred credits
Equity swap contracts	2	2	—	—		Other assets
Long-term debt	1,234	—	1,234	—	(b)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $4 million at December 31, 2020, of which a loss of $2 million will be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $46 million at December 31, 2020, of which a gain of $30 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at December 31, 2020.

		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2019	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	4	—	4	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Total Assets	8	—	8	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	9	—	9	—	(a)	Trade and other payables
Natural gas swap contracts	8	—	8	—	(a)	Other liabilities and deferred credits
Total Liabilities	19	—	19	—

Other Instruments:
Stock-based compensation - liability awards	6	6	—	—		Trade and other payables
Stock-based compensation - liability awards	16	16	—	—		Other liabilities and deferred credits
Long-term debt	1,029	—	1,029	—	(b)	Long-term debt

(a)	Fair value of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
-

For currency derivatives: Foreign currency forward and option contracts are valued using standard valuation models. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019. The carrying value of the Company’s long-term debt is $1,097 million and $938 million at December 31, 2020 and December 31, 2019, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24.

SEGMENT DISCLOSURES

Following the agreement on January 7, 2021 to sell the Company’s Personal Care business, the Company now operates as a single reportable segment as described below, which also represents its only operating segment:

•	Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, fluff and hardwood market pulp.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates segment performance based on operating income. Certain Corporate general and administrative costs are allocated to the segment. Corporate costs that are not related to segment activities, as well as the mark-to-market impact on stock-based compensation awards, are presented on the Corporate line. The Company does not allocate interest expense and income taxes to the segment. Segment assets are those directly used in segment operations.

The Company attributes sales to customers in different geographical areas on the basis of the location of the customer.

Long-lived assets consist of property, plant and equipment, operating lease right-of-use assets and intangible assets used in the generation of sales in the different geographical areas.

Starting January 1, 2020, EAM Corporation, a manufacturer of high quality airlaid and ultrathin laminated cores, previously reported under the Company’s former Personal Care segment is now presented under its Pulp and Paper segment. Prior period segment results have been restated to the new segment presentation with no significant impact on segment results. There were no changes to the Company’s consolidated sales or operating income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
SEGMENT DATA	2020	2019	2018
	$	$	$
Sales by product group
Communication papers	1,968	2,571	2,548
Specialty and packaging papers	575	637	710
Market pulp	1,064	1,119	1,260
Absorbent hygiene products	45	42	47
Consolidated sales (1)	3,652	4,369	4,565
Operating (loss) income from continuing operations (2)
Pulp and Paper	(143)	226	442
Corporate	(34)	(47)	(47)
Consolidated operating (loss) income from continuing operations	(177)	179	395
Interest expense, net	58	52	62
Non-service components of net periodic benefit cost	(17)	23	(18)
(Loss) earnings before income taxes and equity loss	(218)	104	351
Income tax (benefit) expense	(76)	17	68
Equity loss, net of taxes	3	2	2
(Loss) earnings from continuing operations	(145)	85	281
Earnings (loss) from discontinued operations, net of taxes	18	(1)	2
Net (loss) earnings	(127)	84	283

(1)	In 2020 and 2019, Staples, one of the Company’s largest customers, represented approximately 12% (2019 – 13%) of the total sales.
(2)

The Government of Canada created the Canada Emergency Wage Subsidy ("CEWS") to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. During the year, the Company recognized $36 million as a reduction of costs (CDN $48 million) ($29 million in Cost of sales (CDN $38 million) and $7 million in Selling, general and administrative (CDN $10 million)) related to this program.

	December 31,	December 31,
	2020	2019
	$	$
Segment assets
Pulp and Paper	3,209	3,562
Corporate	514	203
Total for reportable segments	3,723	3,765
Assets held for sale	1,133	1,138
Consolidated assets	4,856	4,903

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24. SEGMENT DISCLOSURES (CONTINUED)

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	$	$	$
Additions to property, plant and equipment
Pulp and Paper	124	225	167
Corporate	3	3	2
Discontinued Operations	33	36	34
Consolidated additions to property, plant and equipment	160	264	203
Add: Change in payables on capital projects	15	(9)	(8)
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	175	255	195

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
	$	$	$
Geographic information
Sales
United States	2,755	3,306	3,257
Canada	324	419	470
Europe	117	150	221
Asia	374	369	488
Other foreign countries	82	125	129
	3,652	4,369	4,565

	December 31,	December 31,
	2020	2019
	$	$
Long-lived assets
United States	1,423	1,620
Canada	688	691
	2,111	2,311

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Upon the sale of the Personal Care business, anticipated to take place during the first quarter of 2021, Attends Healthcare Products Inc., Associated Hygienic Products LLC and Home Delivery Incontinent Supplies Co. will cease to be guarantors.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at December 31, 2020 and 2019 and the Statements of Earnings (Loss) and Comprehensive Income (Loss) and Cash Flows for the years ended December 31, 2020, 2019 and 2018 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
(LOSS) AND COMPREHENSIVE INCOME (LOSS)	December 31, 2020
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,232	1,352	(932)	3,652
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,952	1,105	(932)	3,125
Depreciation and amortization	—	164	59	—	223
Selling, general and administrative	8	38	207	—	253
Impairment of long-lived assets	—	136	—	—	136
Closure and restructuring costs	—	84	15	—	99
Other operating loss (income), net	2	(5)	(4)	—	(7)
	10	3,369	1,382	(932)	3,829
Operating loss	(10)	(137)	(30)	—	(177)
Interest expense (income), net	65	72	(79)	—	58
Non-service components of net periodic benefit cost	—	(6)	(11)	—	(17)
(Loss) earnings before income taxes and equity loss	(75)	(203)	60	—	(218)
Income tax (benefit) expense	(24)	(73)	21	—	(76)
Equity loss, net of taxes	—	1	2	—	3
Share in earnings of equity accounted investees	(72)	52	—	20	—
(Loss) earnings from continuing operations	(123)	(79)	37	20	(145)
(Loss) earnings from discontinued operations, net of taxes	(4)	7	15	—	18
Net (loss) earnings	(127)	(72)	52	20	(127)
Other comprehensive income	89	80	54	(134)	89
Comprehensive (loss) income	(38)	8	106	(114)	(38)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME	December 31, 2019
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,878	1,491	(1,000)	4,369
Operating expenses
Cost of sales, excluding depreciation and amortization	1	3,349	1,260	(1,000)	3,610
Depreciation and amortization	—	172	59	—	231
Selling, general and administrative	9	162	120	—	291
Impairment of long-lived assets	—	32	—	—	32
Closure and restructuring costs	—	22	—	—	22
Other operating (income) loss, net	—	(3)	7	—	4
	10	3,734	1,446	(1,000)	4,190
Operating (loss) income	(10)	144	45	—	179
Interest expense (income), net	69	80	(97)	—	52
Non-service components of net periodic benefit cost	—	2	21	—	23
(Loss) earnings before income taxes and equity loss	(79)	62	121	—	104
Income tax (benefit) expense	(17)	2	32	—	17
Equity loss, net of taxes	—	1	1	—	2
Share in earnings of equity accounted investees	146	121	—	(267)	—
Earnings from continuing operations	84	180	88	(267)	85
(Loss) earnings from discontinued operations, net of taxes	—	(34)	33	—	(1)
Net earnings	84	146	121	(267)	84
Other comprehensive income	74	81	49	(130)	74
Comprehensive income	158	227	170	(397)	158

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS	Year ended
AND COMPREHENSIVE INCOME	December 31, 2018
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	3,961	1,732	(1,128)	4,565
Operating expenses
Cost of sales, excluding depreciation and amortization	—	3,437	1,329	(1,128)	3,638
Depreciation and amortization	—	181	60	—	241
Selling, general and administrative	11	25	256	—	292
Other operating (income) loss, net	—	(3)	2	—	(1)
	11	3,640	1,647	(1,128)	4,170
Operating (loss) income	(11)	321	85	—	395
Interest expense (income), net	62	91	(91)	—	62
Non-service components of net periodic benefit cost	—	1	(19)	—	(18)
(Loss) earnings before income taxes and equity loss	(73)	229	195	—	351
Income tax (benefit) expense	(20)	38	50	—	68
Equity loss, net of taxes	—	1	1	—	2
Share in earnings of equity accounted investees	336	166	—	(502)	—
Earnings from continuing operations	283	356	144	(502)	281
(Loss) earnings from discontinued operations, net of taxes	—	(20)	22	—	2
Net earnings	283	336	166	(502)	283
Other comprehensive loss	(131)	(133)	(110)	243	(131)
Comprehensive income	152	203	56	(259)	152

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2020
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	208	5	96	—	309
Receivables	—	65	315	—	380
Inventories	—	425	205	—	630
Prepaid expenses	8	37	5	—	50
Income and other taxes receivable	36	—	18	—	54
Intercompany accounts	759	902	433	(2,094)	—
Assets held for sale	—	488	648	(3)	1,133
Total current assets	1,011	1,922	1,720	(2,097)	2,556
Property, plant and equipment, net	—	1,348	675	—	2,023
Operating lease right-of-use assets	—	48	11	—	59
Intangible assets, net	—	24	5	—	29
Investments in affiliates	3,558	2,169	—	(5,727)	—
Intercompany long-term advances	5	—	1,157	(1,162)	—
Other assets	11	41	143	(6)	189
Total assets	4,585	5,552	3,711	(8,992)	4,856

Liabilities and shareholders' equity
Current liabilities
Trade and other payables	26	294	167	(3)	484
Intercompany accounts	677	491	926	(2,094)	—
Income and other taxes payable	3	11	1	—	15
Operating lease liabilities due within one year	—	15	5	—	20
Long-term debt due within one year	12	—	1	—	13
Liabilities held for sale	—	121	174	—	295
Total current liabilities	718	932	1,274	(2,097)	827
Long-term debt	1,075	—	9	—	1,084
Operating lease liabilities	—	44	6	—	50
Intercompany long-term loans	509	653	—	(1,162)	—
Deferred income taxes and other	—	237	90	(6)	321
Other liabilities and deferred credits	23	128	163	—	314
Shareholders' equity	2,260	3,558	2,169	(5,727)	2,260
Total liabilities and shareholders' equity	4,585	5,552	3,711	(8,992)	4,856

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET	December 31, 2019
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	1	11	49	—	61
Receivables	—	114	368	—	482
Inventories	—	468	195	—	663
Prepaid expenses	5	14	10	—	29
Income and other taxes receivable	34	—	22	—	56
Intercompany accounts	538	547	237	(1,322)	—
Assets held for sale	—	110	117	—	227
Total current assets	578	1,264	998	(1,322)	1,518
Property, plant and equipment, net	—	1,545	678	—	2,223
Operating lease right-of-use assets	—	44	14	—	58
Intangible assets, net	—	25	5	—	30
Investments in affiliates	3,627	2,493	—	(6,120)	—
Intercompany long-term advances	5	1	1,482	(1,488)	—
Other assets	14	30	130	(11)	163
Non-current assets held for sale	—	383	528	—	911
Total assets	4,224	5,785	3,835	(8,941)	4,903

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	9	—	—	9
Trade and other payables	57	338	185	—	580
Intercompany accounts	344	299	679	(1,322)	—
Income and other taxes payable	1	12	2	—	15
Operating lease liabilities due within one year	—	13	5	—	18
Long-term debt due within one year	—	—	1	—	1
Liabilities held for sale	—	60	83	—	143
Total current liabilities	402	731	955	(1,322)	766
Long-term debt	873	1	63	—	937
Operating lease liabilities	—	31	9	—	40
Intercompany long-term loans	541	946	1	(1,488)	—
Deferred income taxes and other	—	277	94	(11)	360
Other liabilities and deferred credits	32	96	141	—	269
Long-term liabilities held for sale	—	76	79	—	155
Shareholders' equity	2,376	3,627	2,493	(6,120)	2,376
Total liabilities and shareholders' equity	4,224	5,785	3,835	(8,941)	4,903

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2020
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net (loss) earnings	(127)	(72)	52	20	(127)
Changes in operating and intercompany assets and liabilities and non-cash items, included in net (loss) earnings	167	107	284	(20)	538
Cash flows provided from operating activities	40	35	336	—	411
Investing activities
Additions to property, plant and equipment	—	(104)	(71)	—	(175)
Proceeds from disposals of property, plant and equipment	—	3	—	—	3
Acquisition of business, net of cash acquired	—	—	(30)	—	(30)
Cash flows provided from (used for) investing activities	—	(101)	(101)	—	(202)
Financing activities
Dividend payments	(51)	—	—	—	(51)
Stock repurchase	(59)	—	—	—	(59)
Net change in bank indebtedness	—	(10)	—	—	(10)
Change in revolving credit facility	(80)	—	—	—	(80)
Proceeds from receivables securitization facility	—	—	25	—	25
Repayments of receivables securitization facility	—	—	(80)	—	(80)
Issuance of long-term debt	300	—	—	—	300
Repayments of long-term debt	(6)	—	(1)	—	(7)
Increase in long-term advances to related parties	—	—	(137)	137	—
Decrease in long-term advances to related parties	67	70	—	(137)	—
Other	(4)	—	1	—	(3)
Cash flows provided from (used for) financing activities	167	60	(192)	—	35
Net increase (decrease) in cash and cash equivalents	207	(6)	43	—	244
Impact of foreign exchange on cash	—	—	4	—	4
Cash and cash equivalents at beginning of year	1	11	49	—	61
Cash and cash equivalents at end of year	208	5	96	—	309

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2019
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	84	146	121	(267)	84
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	32	(93)	152	267	358
Cash flows provided from operating activities	116	53	273	—	442
Investing activities
Additions to property, plant and equipment	—	(137)	(118)	—	(255)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Cash flows used for investing activities	—	(136)	(118)	—	(254)
Financing activities
Dividend payments	(110)	—	—	—	(110)
Stock repurchase	(219)	—	—	—	(219)
Net change in bank indebtedness	—	9	—	—	9
Change in revolving credit facility	80	—	—	—	80
Proceeds from receivables securitization facility	—	—	205	—	205
Repayments of receivables securitization facility	—	—	(200)	—	(200)
Repayments of long-term debt	—	—	(1)	—	(1)
Increase in long-term advances to related parties	—	—	(220)	220	—
Decrease in long-term advances to related parties	135	85	—	(220)	—
Other	(1)	—	—	—	(1)
Cash flows (used for) provided from financing activities	(115)	94	(216)	—	(237)
Net increase (decrease) in cash and cash equivalents	1	11	(61)	—	(49)
Impact of foreign exchange on cash	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of year	—	—	111	—	111
Cash and cash equivalents at end of year	1	11	49	—	61

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE. 25 SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Year ended December 31, 2018
			Non-
		Guarantor	Guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	283	336	166	(502)	283
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(557)	434	(108)	502	271
Cash flows (used for) provided from operating activities	(274)	770	58	—	554
Investing activities
Additions to property, plant and equipment	—	(142)	(53)	—	(195)
Proceeds from disposals of property, plant and equipment	—	1	4	—	5
Other	—	(2)	(4)	—	(6)
Cash flows used for investing activities	—	(143)	(53)	—	(196)
Financing activities
Dividend payments	(108)	—	—	—	(108)
Proceeds from receivables securitization facility	—	—	85	—	85
Repayments of receivables securitization facility	—	—	(60)	—	(60)
Repayments of long-term debt	—	(300)	(1)	—	(301)
Increase in long-term advances to related parties	—	(341)	(36)	377	—
Decrease in long-term advances to related parties	377	—	—	(377)	—
Other	2	—	—	—	2
Cash flows provided from (used for) financing activities	271	(641)	(12)	—	(382)
Net decrease in cash and cash equivalents	(3)	(14)	(7)	—	(24)
Impact of foreign exchange on cash	—	—	(4)	—	(4)
Cash and cash equivalents at beginning of year	3	14	122	—	139
Cash and cash equivalents at end of year	—	—	111	—	111

Domtar Corporation

Interim Financial Results (Unaudited)

(In millions of dollars, unless otherwise noted)

2020	1st Quarter	2nd Quarter		3rd Quarter		4th Quarter		Year
Sales	$1,031	$802		$899		$920		$3,652
Operating loss	(1)	(4)	(a)	(152)	(b)	(20)	(c)	(177)
Loss before income taxes and equity loss	(11)	(14)		(162)		(31)		(218)
Loss from continuing operations	(15)	(3)		(111)		(16)		(145)
Earnings (loss) from discontinued operations, net of taxes	20	22		19		(43)		18
Net earnings (loss)	5	19		(92)		(59)		(127)
Basic net earnings (loss) per common share
Loss from continuing operations	(0.27)	(0.05)		(2.01)		(0.29)		(2.62)
Earnings (loss) from discontinued operations	0.36	0.39		0.34		(0.78)		0.33
Basic net earnings (loss) per common share	0.09	0.34		(1.67)		(1.07)		(2.29)
Diluted net earnings (loss) per common share
Loss from continuing operations	(0.27)	(0.05)		(2.01)		(0.29)		(2.62)
Earnings (loss) from discontinued operations	0.36	0.39		0.34		(0.78)		0.33
Diluted net earnings (loss) per common share	0.09	0.34		(1.67)		(1.07)		(2.29)

2019	1st Quarter	2nd Quarter	3rd Quarter		4th Quarter		Year
Sales	$1,157	$1,106	$1,079		$1,027		$4,369
Operating income (loss)	123	52	27	(d)	(23)	(e)	179
Earnings (loss) before income taxes and equity loss	113	41	17		(67)	(f)	104
Earnings (loss) from continuing operations	83	31	15		(44)		85
(Loss) earnings from discontinued operations, net of taxes	(3)	(13)	5		10		(1)
Net earnings (loss)	80	18	20		(34)		84
Basic net earnings (loss) per common share
Earnings (loss) from continuing operations	1.32	0.50	0.25		(0.76)		1.39
(Loss) earnings from discontinued operations	(0.05)	(0.21)	0.08		0.17		(0.02)
Basic net earnings (loss) per common share	1.27	0.29	0.33		(0.59)		1.37
Diluted net earnings (loss) per common share
Earnings (loss) from continuing operations	1.32	0.49	0.24		(0.76)		1.39
(Loss) earnings from discontinued operations	(0.05)	(0.21)	0.08		0.17		(0.02)
Diluted net earnings (loss) per common share	1.27	0.28	0.32		(0.59)		1.37

(a)	The operating loss for the second Quarter of 2020 included closure and restructuring costs of $1 million.

(b)	The operating loss for the third Quarter of 2020 included closure and restructuring costs of $68 million and impairment of long-lived assets of $111 million.

(c)	The operating loss for the fourth Quarter of 2020 included closure and restructuring costs of $30 million and impairment of long-lived assets of $25 million.

(d)	The operating income for the third Quarter of 2019 included closure and restructuring costs of $5 million and impairment of long-lived assets of $32 million.

(e)	The operating loss for the fourth Quarter of 2019 included closure and restructuring costs of $17 million.

(f)	The loss before income taxes and equity loss for the fourth Quarter of 2019 included a pension settlement loss of $30 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2020, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2020, our disclosure controls and procedures were effective.

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

 Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2020.

ITEM 9B.  OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation” and “Election of Directors” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed on or about March 25, 2021, is incorporated herein by reference.

Information regarding our executive officers is presented in Item 1, Business, under the caption “Our Executive Officers”.

ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed on or about March 25, 2021, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed on or about March 25, 2021, is incorporated herein by reference.

The following table sets forth the number of shares of our stock reserved for issuance under our equity compensation plans as of December 31, 2020:

Number of securities remaining
	Number of securities to				available for future issuance under
	be issued upon exercise		Weighted average exercise price		equity compensation
	of outstanding options,		of outstanding		plans (excluding securities reflected
Plan Category	warrants and rights (#)		options, warrants and rights ($)		in column (a) (#)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,622,535	(1)	$47.07	(2)	872,136
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,622,535		$47.07		872,136

(1)

Represents the total number of shares associated with options, restricted stock units ("RSUs"), performance share units ("PSUs"), deferred share units ("DSUs") and dividends equivalent units ("DEUs") outstanding as of December 31, 2020 that may or will be settled in equity. This number assumes that PSUs will vest at the “maximum” performance level, and that any performance requirements applicable to options will be satisfied.

(2)	Represents the weighted average exercise price of options disclosed in column (a).
(3)	Represents the number of shares remaining available for issuance in settlement of future awards under the Omnibus Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the captions “Governance of the Corporation – Board Independence and Other Determinations” in our Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Independent Registered Public Accounting Firm Fees” in our Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

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

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Securities Purchase Agreement among Domtar AI Inc, Domtar Luxembourg Investments SARL, Domtar Corporation and Journey Personal Care Corp. dated as of January 7, 2021	8-K	2.1	01/08/2021

3.1	Amended and Restated Certificate of Incorporation	10-Q	3.1	08/08/2008

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	3.1	06/08/2009

3.3	Amended and Restated By-Laws	8-K	3.1	02/24/2016

4.1	Supplemental Indenture, dated February 15, 2008, among Domtar Corp., Domtar Paper Company LLC, The Bank of New York, as Trustee, and the new subsidiary guarantors as parties thereto, relating to the guarantee by the new subsidiary guarantors of the obligations under the Indenture	8-K	4.1	02/21/2008

4.2	Supplemental Indenture, dated as of March 16, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee, providing for Domtar Corporation’s 4.40% Notes due 2022	8-K	4.1	03/16/2012

4.3	Supplemental Indenture, dated May 21, 2012, among Domtar Corporation, EAM Corporation, and The Bank of New York Mellon, as trustee, relating to EAM Corporation’s guarantee of the obligations under the Indenture	S-3	4.8	08/20/2012

4.4	Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042	8-K	4.1	08/23/2012

4.5	Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044	8-K	4.1	11/26/2013

4.6	Term Loan Agreement dated as of May 5, 2020, among Domtar Corporation, as borrower, the tenders party thereto and Cobank, ACB, a farm credit bank, as agent	10-Q	10.1	05/08/2020

4.7	Third Amended and Restated Credit Agreement dated as of August 22, 2018	10-Q	10.1	11/08/2018

10.1*	Domtar Corporation Deferred Share Unit Plan for Outside Directors (for former directors of Domtar Inc.)	10-K	10.30	02/27/2009

10.2*	Director Deferred Stock Unit Agreement	8-K	10.1	05/24/2007

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.3*	Non-Qualified Stock Option Agreement	10-K	10.4	02/22/2019

10.4*	Restricted Stock Unit Agreement

10.5*	Performance Share Unit Agreement

10.6*	Amended and Restated Severance Program for Management Committee Members

10.7*	Amended and Restated DB SERP for Management Committee Members of Domtar

10.8*	Amended and Restated DC SERP for Designated Executives of Domtar	10-K	10.8	02/25/2020

10.9*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation	10-K	10.50	02/27/2009

10.10*	Amended and Restated Domtar Corporation 2007 Omnibus Incentive Plan

10.11*	Domtar Corporation Annual Incentive Plan for Members of the Management Committee

10.12*	Employment agreement of Mr. Michael Fagan	10-K	10.48	02/28/2013

10.13*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Inc.	10-Q	10.3	08/04/2017

10.14*	Amended and Restated Employment Agreement of Mr. John D. Williams	10-Q	10.1	08/02/2013

10.15*	Retention Bonus Letter Agreement of Mr. Michael Fagan

10.16*	Separation Agreement of employment with Domtar of Mr. Michael D. Garcia

21	Subsidiaries of Domtar Corporation

23	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the three years ended:

	Balance at	Charged to	Deductions from	Balance at end
	beginning of year	income	reserve	of year
	$	$	$	$
Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
2020	4	4	(2)	6
2019	3	1	—	4
2018	4	2	(3)	3

	Balance at	Charged to	Deductions from	Balance at end
	beginning of year	income	reserve	of year
	$	$	$	$
Valuation Allowance on Deferred Tax Assets
2020	17	47	—	64
2019	12	5	—	17
2018	12	—	—	12

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on March 1, 2021

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

Signature	Title	Date

/s/ John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2021
John D. Williams

/s/ Daniel Buron	Executive Vice President and Chief Financial	March 1, 2021
Daniel Buron	Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/Giannella Alvarez	Director	March 1, 2021
Giannella Alvarez

/s/ Robert E. Apple	Director	March 1, 2021
Robert E. Apple

/s/ David J. Illingworth	Director	March 1, 2021
David J. Illingworth

/s/ Brian M. Levitt	Director	March 1, 2021
Brian M. Levitt

/s/ David G. Maffucci	Director	March 1, 2021
David G. Maffucci

/s/ Pamela B. Strobel	Director	March 1, 2021
Pamela B. Strobel

/s/ Denis Turcotte	Director	March 1, 2021
Denis Turcotte

/s/ Mary A. Winston	Director	March 1, 2021
Mary A. Winston