Form 10-Q
period 2021-03-31
Domtar CORP
filed 2021-05-06
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

At April 30, 2021, 50,245,328 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2021

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31,	March 31,
	2021	2020
	(Unaudited)
	$	$
Sales	944	1,031
Operating expenses
Cost of sales, excluding depreciation and amortization	809	906
Depreciation and amortization	54	58
Selling, general and administrative	64	66
Impairment of long-lived assets (NOTE 11)	6	—
Closure and restructuring costs (NOTE 11)	3	—
Asset conversion costs (NOTE 11)	8	—
Other operating (income) loss, net (NOTE 7)	(2)	2
	942	1,032
Operating income (loss)	2	(1)
Interest expense, net	15	14
Non-service components of net periodic benefit cost (NOTE 6)	(6)	(4)
Loss before income taxes and equity loss	(7)	(11)
Income tax expense (NOTE 8)	—	3
Equity method investment loss, net of taxes	—	1
Loss from continuing operations	(7)	(15)
(Loss) earnings from discontinued operations, net of taxes (NOTE 3)	(22)	20
Net (loss) earnings	(29)	5
Per common share (in dollars) (NOTE 5)
Basic net (loss) earnings
Loss from continuing operations	(0.13)	(0.27)
(Loss) earnings from discontinued operations	(0.41)	0.36
Basic net (loss) earnings	(0.54)	0.09
Diluted net (loss) earnings
Loss from continuing operations	(0.13)	(0.27)
(Loss) earnings from discontinued operations	(0.41)	0.36
Diluted net (loss) earnings	(0.54)	0.09
Weighted average number of common shares outstanding (millions)
Basic	53.5	56.1
Diluted	53.5	56.2

Cash dividends per common share	—	0.46

Net (loss) earnings	(29)	5
Other comprehensive income (loss) (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(3) (2020 – $16)	9	(49)
Less: Reclassification adjustment for (gains) losses included in net (loss) earnings, net of tax of $(1) (2020 – $(2))	(2)	7
Foreign currency translation adjustments	72	(74)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1) (2020 – $(1))	5	1
Other comprehensive income (loss)	84	(115)
Comprehensive income (loss)	55	(110)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2021	2020
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	671	309
Receivables, less allowances of $5 and $6	450	380
Inventories (NOTE 9)	600	630
Prepaid expenses	53	50
Income and other taxes receivable	49	54
Current assets held for sale (NOTE 3)	—	1,133
Total current assets	1,823	2,556
Property, plant and equipment, net	2,022	2,023
Operating lease right-of-use assets (NOTE 10)	55	59
Intangible assets, net	29	29
Other assets	192	189
Total assets	4,121	4,856
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	4	—
Trade and other payables	504	484
Income and other taxes payable	16	15
Operating lease liabilities due within one year (NOTE 10)	19	20
Long-term debt due within one year	301	13
Current liabilities held for sale (NOTE 3)	—	295
Total current liabilities	844	827
Long-term debt	503	1,084
Operating lease liabilities (NOTE 10)	47	50
Deferred income taxes and other	324	321
Other liabilities and deferred credits	312	314
Commitments and contingencies (NOTE 14)
Shareholders' equity (NOTE 13)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 14,758,312 and 9,806,566 shares	—	—
Additional paid-in capital	1,493	1,717
Retained earnings	817	846
Accumulated other comprehensive loss	(220)	(304)
Total shareholders' equity	2,091	2,260
Total liabilities and shareholders' equity	4,121	4,856

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31, 2021
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2020	55.2	1	1,717	846	(304)	2,260
Stock-based compensation, net of tax	0.1	—	(1)	—	—	(1)
Net loss	—	—	—	(29)	—	(29)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(3)	—	—	—	—	9	9
Less: Reclassification adjustment for gains included in net loss, net of tax of $(1)	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	72	72
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	5	5
Stock repurchase	(5.1)	—	(223)	—	—	(223)
Balance at March 31, 2021	50.2	1	1,493	817	(220)	2,091

	For the three months ended
	March 31, 2020
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2019	56.9	1	1,770	998	(393)	2,376
Stock-based compensation, net of tax	0.1	—	(1)	—	—	(1)
Net earnings	—	—	—	5	—	5
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $16	—	—	—	—	(49)	(49)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(2)	—	—	—	—	7	7
Foreign currency translation adjustments	—	—	—	—	(74)	(74)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	1	1
Stock repurchase	(1.8)	—	(59)	—	—	(59)
Cash dividends declared	—	—	—	(25)	—	(25)
Balance at March 31, 2020	55.2	1	1,710	978	(508)	2,181

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2021	March 31, 2020
	(Unaudited)
	$	$
Operating activities
Net (loss) earnings	(29)	5
Adjustments to reconcile net (loss) earnings to cash flows from operating activities
Depreciation and amortization	64	72
Deferred income taxes and tax uncertainties (NOTE 8)	(4)	1
Impairment of long-lived assets (NOTE 11)	6	—
Net loss on disposition of discontinued operations (NOTE 3)	32	—
Stock-based compensation expense	2	1
Equity method investment loss, net	—	1
Other	2	—
Changes in assets and liabilities, excluding the effect of sale of business
Receivables	(68)	(28)
Inventories	32	28
Prepaid expenses	3	(5)
Trade and other payables	(6)	(16)
Income and other taxes	4	39
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(3)	(1)
Other assets and other liabilities	(2)	(9)
Cash flows from operating activities	33	88
Investing activities
Additions to property, plant and equipment	(51)	(62)
Proceeds from sale of business, net of cash disposed (NOTE 3)	897	—
Cash flows provided from (used for) investing activities	846	(62)
Financing activities
Dividend payments	—	(26)
Stock repurchase	(223)	(59)
Net change in bank indebtedness	4	(10)
Change in revolving credit facility	—	140
Proceeds from receivables securitization facility	—	25
Repayments of long-term debt	(294)	—
Other	(3)	(3)
Cash flows (used for) provided from financing activities	(516)	67
Net increase in cash and cash equivalents	363	93
Impact of foreign exchange on cash	(1)	(2)
Cash and cash equivalents at beginning of period	309	61
Cash and cash equivalents at end of period	671	152
Supplemental cash flow information
Net cash payments (refund) for:
Interest	18	17
Income taxes	(7)	(25)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission. The December 31, 2020 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

DISCONTINUED OPERATIONS

Sale of Personal Care business

On March 1, 2021, Domtar completed the previously announced sale of the Company’s Personal Care business to American Industrial Partners (“AIP”) for a purchase price of $920 million in cash, including elements of working capital estimated at $130 million, subject to customary adjustments. Domtar received a net amount of $897 million, which represents the selling price minus the estimated settlements of the net indebtedness and other elements of working capital adjustments. In connection with the sale, the Company entered into Transition Services Agreements with AIP pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from Domtar.

The results of operations of the Company’s Personal Care business were reclassified to discontinued operations. These results have been summarized in (Loss) earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for each period presented. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations. Personal Care was previously disclosed as a separate reportable business segment.

Major components of (loss) earnings from discontinued operations:

	For the three months ended
	March 31,	March 31,
	2021	2020
	$	$
Sales	154	266
Operating expenses
Cost of sales, excluding depreciation and amortization	111	196
Depreciation and amortization	10	14
Selling, general and administrative	24	36
Closure and restructuring costs	1	—
Other operating loss, net	1	—
	147	246
Operating income	7	20
Net loss on disposition of discontinued operations	(32)	—
(Loss) earnings from discontinued operations before income taxes	(25)	20
Income tax benefit	(3)	—
Net (loss) earnings from discontinued operations	(22)	20

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

Major classes of assets and liabilities classified as held for sale in the accompanying Balance Sheets were as follows:

At
December 31,
2020
$
Assets
Receivables	110
Inventories	138
Prepaid expenses	3
Income and other taxes receivable	3
Property, plant and equipment, net	351
Operating lease right-of-use assets	15
Intangible assets, net (2)(3)	554
Other assets	2
Total assets	1,176
Loss on classification as held for sale	(43)
Total assets of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	1,133

Liabilities
Trade and other payables	128
Income and other taxes payable	12
Operating lease liabilities due within one year	8
Long-term debt	1
Operating lease liabilities	8
Deferred income taxes and other	130
Other liabilities and deferred credits	8
Total liabilities of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	295

(1)	Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company’s Consolidated Balance Sheet at December 31, 2020.
(2)	Intangible assets, net at December 31, 2020 are comprised of $290 million of indefinite-lived assets and $264 million of definite-lived assets.
(3)

Indefinite-lived intangible assets of the disposal group held for sale consists of trade names ($248 million) and catalog rights ($42 million) following the business acquisitions in the Company’s former Personal Care segment.

Cash Flows from Discontinued Operations:

	For the three months ended
	March 31,	March 31,
	2021	2020
	$	$
Cash flows from operating activities	16	6
Cash flows used for investing activities	(3)	(8)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

Use of proceeds

As previously announced, the Company intends to use $600 million of the proceeds of the sale to reduce debt and $300 million to repurchase shares.

During the quarter, the Company used $223 million of the proceeds to repurchase shares and repaid the $294 million of outstanding indebtedness under its Term Loan Agreement.

Additionally, on April 8, 2021, the Company redeemed the 4.4% Notes, originally due in 2022, at a redemption price of 100 percent of the principal amount of $300 million, plus accrued and unpaid interest, as well as a make-whole premium of $11 million. As at March 31, 2021, the 4.4% Notes were reclassified and presented under Long-term debt due within one year on the Consolidated Balance Sheets. The debt extinguishment as well as the related loss on debt extinguishment, will be recognized in the second quarter of 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2021, two customers located in the U.S. represented 13% or $59 million, and 11% or $51 million, respectively, of the Company’s receivables (December 31, 2020 – two customers located in the U.S. represented 15% or $58 million, and 12% or $46 million, respectively).

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 33 months.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of March 31, 2021 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBtu(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2021 (1)	6,575,000	$19	37%
2022	9,270,000	$25	35%
2023	4,210,000	$12	15%

(1)	Represents the remaining nine months of 2021
(2)	MMBtu: Millions of British thermal units

The natural gas derivative contracts were effective as of March 31, 2021.

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

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of March 31, 2021 to hedge forecasted purchases and sales:

Currency exposure hedged	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate

CAD/USD	2021 (1)	555 CAD	78%	1 USD = 1.3334	1 USD = 1.3520

CAD/USD	2022	442 CAD	47%	1 USD = 1.3327	1 USD = 1.3405

CAD/USD	2023	66 CAD	7%	1 USD = 1.2685	1 USD = 1.2685

(1)	Represents the remaining nine months of 2021

The foreign exchange derivative contracts were effective as of March 31, 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at March 31, 2021 and December 31, 2020, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	34	—	34	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	14	—	14	—	(a)	Other assets
Total Assets	49	—	49	—

Liabilities derivatives
Currency derivatives	1	—	1	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Other liabilities and deferred credits
Total Liabilities	4	—	4	—

Other instruments:
Stock-based compensation - liability awards	4	4	—	—		Trade and other payables
Stock-based compensation - liability awards	13	13	—	—		Other liabilities and deferred credits
Equity swap contracts	5	5	—	—		Other assets
Long-term debt due within one year	312	—	312	—	(b)	Long-term debt due within one year
Long-term debt	632	—	632	—	(c)	Long-term debt

The net cumulative loss recorded in Accumulated other comprehensive loss relating to natural gas contracts is $2 million at March 31, 2021, which will be recognized in Cost of sales upon maturity of the derivatives at the then prevailing values, which may be different from those at March 31, 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $47 million at March 31, 2021, of which a gain of $33 million will be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at March 31, 2021.

Fair Value of financial instruments at:	December 31, 2020	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	31	—	31	—	(a)	Prepaid expenses
Currency derivatives	16	—	16	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	48	—	48	—

Liabilities derivatives
Currency derivatives	1	—	1	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	3	—	3	—	(a)	Other liabilities and deferred credits
Total Liabilities	6	—	6	—

Other Instruments:
Stock-based compensation - liability awards	5	5	—	—		Trade and other payables
Stock-based compensation - liability awards	11	11	—	—		Other liabilities and deferred credits
Equity swap contracts	2	2				Other assets
Long-term debt due within one year	13	—	13	—	(b)	Long-term debt due within one year
Long-term debt	1,221	—	1,221	—	(c)	Long-term debt

(a)	Fair value of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
-

For currency derivatives: Foreign currency forward and option contracts are valued using standard valuation models. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020. The carrying value of the Company’s long-term debt due within one year is $301 million and $13 million at March 31, 2021 and December 31, 2020, respectively.

(c)	The carrying value of the Company’s long-term debt is $503 million and $1,084 million at March 31, 2021 and December 31, 2020, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

(LOSS) EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted (loss) earnings per common share:

	For the three months ended
	March 31,	March 31,
	2021	2020
Loss from continuing operations	$(7)	$(15)
(Loss) earnings from discontinued operations, net of taxes	$(22)	$20
Net (loss) earnings	$(29)	$5
Weighted average number of common shares outstanding (millions)	53.5	56.1
Effect of dilutive securities (millions)	—	0.1
Weighted average number of diluted common shares outstanding (millions)	53.5	56.2

Basic net (loss) earnings per common share (in dollars)
Loss from continuing operations	$(0.13)	$(0.27)
(Loss) earnings from discontinued operations	$(0.41)	$0.36
Basic net (loss) earnings per common share	$(0.54)	$0.09

Diluted net (loss) earnings per common share (in dollars)
Loss from continuing operations	$(0.13)	$(0.27)
(Loss) earnings from discontinued operations	$(0.41)	$0.36
Diluted net (loss) earnings per common share	$(0.54)	$0.09

The following table provides the securities that could potentially dilute basic (loss) earnings per common share in the future, but were not included in the computation of diluted (loss) earnings per common share because to do so would have been anti-dilutive:

	For the three months ended
	March 31,	March 31,
	2021	2020
Options to purchase common shares	191,720	410,547

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2021, the pension expense was $10 million (2020 – $11 million).

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

Components of net periodic benefit cost for pension plans:

	For the three months ended
	March 31,	March 31,
	2021	2020
	$	$
Service cost	7	7
Interest expense	8	11
Expected return on plan assets	(16)	(17)
Amortization of net actuarial loss	2	2
Net periodic benefit cost	1	3

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than the service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statements of Earnings (Loss) and Comprehensive (Loss) Income.

For the three months ended March 31, 2021, the Company contributed $3 million (2020 – $2 million) to the pension plans and $1 million (2020 – $1 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and non-recurring loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating (income) loss, net includes the following:

	For the three months ended
	March 31,	March 31,
	2021	2020
	$	$
Bad debt expense	(2)	4
Environmental provision	1	1
Foreign exchange loss (gain)	1	(2)
Other	(2)	(1)
Other operating (income) loss, net	(2)	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INCOME TAXES

For the first quarter of 2021, the Company had no income tax expense or benefit, as $1 million of current income tax benefit was offset by the deferred income tax expense of $1 million. This compares to an income tax expense of $3 million in the first quarter of 2020, consisting of $3 million of current income tax benefit and a deferred income tax expense of $6 million. The Company received refunds, net of income tax payments, of $7 million during the first quarter of 2021. The effective tax rate was 0% compared with an effective tax rate of -27% in the first quarter of 2020. The effective tax rate for the first quarter of 2021 was impacted by additional tax expense on stock-based compensation which vested during the quarter. Also, a weaker US dollar resulted in an increase in the Company’s deferred tax liability on unremitted foreign earnings. The effective tax rate for the first quarter of 2020 was impacted by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2021	2020
	$	$
Work in process and finished goods	292	321
Raw materials	103	107
Operating and maintenance supplies	205	202
	600	630

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

The components of lease expense were as follows:

	For the three months ended
	March 31,	March 31,
	2021	2020
	$	$
Operating lease expense	6	5

Supplemental cash flow information related to leases was as follows:

	For the three months ended
	March 31,	March 31,
	2021	2020
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6	5

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2021	2020
	$	$
Operating leases
Operating leases right-of-use assets	55	59

Lease liabilities due within one year	19	20
Long-term operating lease liabilities	47	50
	66	70

Finance leases
Property, plant and equipment	11	11
Accumulated depreciation	(3)	(3)
	8	8

Long-term debt due within one year	1	1
Long-term debt	9	9
	10	10

Weighted-average remaining lease term
Operating leases	4.7 years	4.7 years
Finance leases	8.6 years	8.8 years

Weighted-average discount rate
Operating leases	4.4%	4.4%
Finance leases	6.1%	6.1%

Maturities of lease liabilities at March 31, 2021 were as follows:

	Operating leases	Finance leases
	March 31,	March 31,
	2021	2021
	$	$
2021 (1)	15	1
2022	18	2
2023	15	2
2024	10	2
2025	6	1
Thereafter	9	5
Total lease payments	73	13

Less: Imputed interest	7	3

Total lease liabilities	66	10

(1)	Represents the remaining nine months of 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Cost reduction program

The Company is implementing a cost savings program. As part of this program, on August 7, 2020, the Company announced the permanent closure of the uncoated freesheet manufacturing at the Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at the Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. These actions will reduce the Company’s annual uncoated freesheet paper capacity by approximately 721,000 short tons, and result in a workforce reduction of approximately 750 employees. The Kingsport and Ashdown paper machines, which have been idled since April 2020, did not recommence operations. The Ridgefields converting center ceased operations at the end of the third quarter of 2020, while the Port Huron mill shut down at the end of February 2021.

The Company plans to enter the linerboard market with the conversion of the Kingsport paper machine. Domtar estimates the conversion cost to be between $300 and $350 million. During the quarter, the Company also completed the conversion of the Ashdown mill to 100% softwood and fluff pulp, which was necessary for an eventual expansion into containerboard. For the three months ended March 31, 2021, the Company recorded $6 million of accelerated depreciation under Impairment of long-lived assets, and $3 million of severance and termination costs under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $8 million under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) as part of the conversion of its Kingsport, Tennessee mill to a linerboard mill.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the three months ended March 31, 2021 and the year ended December 31, 2020:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2019	(5)	(197)	11	(202)	(393)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	3	N/A	N/A	N/A	3
Foreign exchange forward contracts	23	N/A	N/A	N/A	23
Net loss	N/A	(21)	(1)	N/A	(22)
Foreign currency items	N/A	N/A	N/A	63	63
Other comprehensive income (loss) before reclassifications	27	(21)	(1)	63	68
Amounts reclassified from Accumulated other comprehensive loss	12	11	(2)	—	21
Net current period other comprehensive income (loss)	39	(10)	(3)	63	89
Balance at December 31, 2020	34	(207)	8	(139)	(304)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	1	N/A	N/A	N/A	1
Foreign exchange forward contracts	7	N/A	N/A	N/A	7
Foreign currency items	N/A	N/A	N/A	72	72
Other comprehensive income before reclassifications	9	—	—	72	81
Amounts reclassified from Accumulated other comprehensive loss	(2)	5	—	—	3
Net current period other comprehensive income	7	5	—	72	84
Balance at March 31, 2021	41	(202)	8	(67)	(220)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	March 31, 2021	March 31, 2020
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	—	(5)
Currency options and forwards (1)	10	(4)
Net investment hedge (2)	(9)	—
Total before tax	1	(9)
Tax benefit	1	2
Net of tax	2	(7)

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	(2)	(2)
Discontinued operations	(4)	—
Total before tax	(6)	(2)
Tax benefit	1	1
Net of tax	(5)	(1)

(1)	These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)	These amounts are included in (Loss) earnings from discontinued operations, net of taxes in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

On March 2, 2021, the Company announced that it entered into an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank, N.A. to repurchase $200 million of its common stock with available cash on hand, including cash received from the divestiture of its Personal Care segment closed on March 1, 2021.

Under the ASR agreement, the Company paid $200 million in exchange for an initial delivery of 4,430,906 shares. The final number of shares to be repurchased by Domtar will be based on the average of the daily volume-weighted average stock prices of Domtar’s common stock during the valuation period of the agreement, less a discount and subject to adjustments. The resulting adjustments may affect the total amount spent by the Company or the aggregate number of shares it repurchases.

During the first quarter of 2021, in addition to the ASR, the Company repurchased 629,959 shares on the open market at an average price of $35.72 for a total cost of $23 million.

During the first quarter of 2020, the Company repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

A former owner of the Company’s Dryden, Ontario manufacturing site (the "Dryden Property") operated a chlor-alkali plant during the 1960s and 1970s, during which time, mercury and other pollutants were used and discharged into the environment. In conjunction with the sale and redevelopment of the Dryden Property, the Province of Ontario (the “Province”) provided a broad indemnity (the "Indemnity") in 1985 to the then purchaser of the Dryden Property and its successors and assigns with respect to the discharge of any pollutants, including mercury, by the historical operators of the Dryden Property. This Indemnity subsequently was assigned to the Company in connection with its 2007 purchase of the Dryden Property.

As the current owner of the Dryden Property, the Company is actively engaged with the Province with respect to the management of the historical contamination.

The Province issued a Director's order under environmental laws to certain prior owners of the Dryden Property in connection with a nearby waste disposal site that never has been owned by the Company.  The Director's order required certain work to be conducted by those prior owners.  The prior owners asserted that the Indemnity covered the work required by the Director’s order.  Following extensive litigation, the Supreme Court of Canada found, among other things, that the Indemnity covered third-party claims, but not first-party claims, such as the Director's order.

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31, 2021
$
Balance at beginning of year	47
Additions and other changes	1
Environmental spending	(1)
Balance at end of period	47

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2021, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2021, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2021 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SEGMENT DISCLOSURES

Following the sale of the Company’s Personal Care business on March 1, 2021, the Company now operates as a single reportable segment as described below, which also represents its only operating segment:

•

Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, hardwood and fluff pulp and high quality airlaid and ultrathin laminated cores.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
SEGMENT DATA	March 31, 2021	March 31, 2020
	$	$
Sales by product group
Communication papers	488	623
Specialty and packaging papers	137	150
Market pulp	308	247
Absorbent core materials	11	11
Consolidated sales	944	1,031
Operating income (loss) from continuing operations (1)
Pulp and Paper	12	4
Corporate	(10)	(5)
Consolidated operating income (loss) from continuing operations	2	(1)
Interest expense, net	15	14
Non-service components of net periodic benefit cost	(6)	(4)
Loss before income taxes and equity loss	(7)	(11)
Income tax expense	—	3
Equity method investment loss, net of taxes	—	1
Loss from continuing operations	(7)	(15)
(Loss) earnings from discontinued operations, net of taxes	(22)	20
Net (loss) earnings	(29)	5

(1)

The Government of Canada created the Canada Emergency Wage Subsidy ("CEWS") to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. For the three months ended March 31, 2021, the Company recognized $4 million as a reduction of costs related to this program (CDN $5 million) ($3 million in Cost of sales (CDN $4 million) and $1 million in Selling, general and administrative (CDN $1 million)).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar’s significant 100% owned domestic subsidiaries, including Domtar Paper Company, LLC, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Domtar A.W. LLC and EAM Corporation, (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt is not guaranteed by certain of Domtar’s foreign and non-significant domestic subsidiaries, all 100% owned, (collectively the “Non-Guarantor Subsidiaries”). A subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

Prior to the sale of the Company’s Personal Care Business on March 1, 2021, Attends Healthcare Products Inc., Associated Hygienic Products LLC and Home Delivery Incontinent Supplies Co, were Guarantor Subsidiaries.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at March 31, 2021 and December 31, 2020, the Statements of Earnings (Loss) and Comprehensive Income (Loss) and Cash Flows for the three months ended March 31, 2021 and 2020 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	March 31, 2021
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
(LOSS) AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	814	403	(273)	944
Operating expenses
Cost of sales, excluding depreciation and amortization	—	759	323	(273)	809
Depreciation and amortization	—	38	16	—	54
Selling, general and administrative	2	29	33	—	64
Impairment of long-lived assets	—	6	—	—	6
Closure and restructuring costs	—	3	—	—	3
Asset conversion costs	—	8	—	—	8
Other operating income, net	(2)	—	—	—	(2)
	—	843	372	(273)	942
Operating (loss) income	—	(29)	31	—	2
Interest expense (income), net	16	14	(15)	—	15
Non-service components of net periodic benefit cost	—	(2)	(4)	—	(6)
(Loss) earnings before income taxes	(16)	(41)	50	—	(7)
Income tax (benefit) expense	(9)	(5)	14	—	—
Share in earnings of equity accounted investees	(9)	43	—	(34)	—
(Loss) earnings from continuing operations	(16)	7	36	(34)	(7)
(Loss) earnings from discontinued operations, net of taxes	(13)	(16)	7	—	(22)
Net (loss) earnings	(29)	(9)	43	(34)	(29)
Other comprehensive income	84	82	76	(158)	84
Comprehensive income	55	73	119	(192)	55

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2020
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	910	349	(228)	1,031
Operating expenses
Cost of sales, excluding depreciation and amortization	—	844	290	(228)	906
Depreciation and amortization	—	43	15	—	58
Selling, general and administrative	2	4	60	—	66
Other operating loss (income), net	—	3	(1)	—	2
	2	894	364	(228)	1,032
Operating (loss) income	(2)	16	(15)	—	(1)
Interest expense (income), net	16	19	(21)	—	14
Non-service components of net periodic benefit cost	—	(1)	(3)	—	(4)
(Loss) earnings before income taxes and equity loss	(18)	(2)	9	—	(11)
Income tax (benefit) expense	(2)	7	(2)	—	3
Equity method investment loss, net of taxes	—	1	—	—	1
Share in earnings of equity accounted investees	21	26	—	(47)	—
Earnings from continuing operations	5	16	11	(47)	(15)
Earnings from discontinued operations, net of taxes	—	5	15	—	20
Net earnings	5	21	26	(47)	5
Other comprehensive loss	(115)	(117)	(73)	190	(115)
Comprehensive loss	(110)	(96)	(47)	143	(110)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	March 31, 2021
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	646	2	23	—	671
Receivables	2	127	321	—	450
Inventories	—	391	209	—	600
Prepaid expenses	5	43	5	—	53
Income and other taxes receivable	44	—	11	(6)	49
Intercompany accounts	942	989	618	(2,549)	—
Total current assets	1,639	1,552	1,187	(2,555)	1,823
Property, plant and equipment, net	—	1,348	674	—	2,022
Operating lease right-of-use assets	—	44	11	—	55
Intangible assets, net	—	24	5	—	29
Investments in affiliates	2,746	1,834	—	(4,580)	—
Intercompany long-term advances	5	—	1,266	(1,271)	—
Other assets	17	39	148	(12)	192
Total assets	4,407	4,841	3,291	(8,418)	4,121
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	4	—	—	4
Trade and other payables	20	333	151	—	504
Intercompany accounts	859	667	1,023	(2,549)	—
Income and other taxes payable	10	9	3	(6)	16
Operating lease liabilities due within one year	—	14	5	—	19
Long-term debt due within one year	300	—	1	—	301
Total current liabilities	1,189	1,027	1,183	(2,555)	844
Long-term debt	494	—	9	—	503
Operating lease liabilities	—	41	6	—	47
Intercompany long-term loans	609	662	—	(1,271)	—
Deferred income taxes and other	1	238	97	(12)	324
Other liabilities and deferred credits	23	127	162	—	312
Shareholders' equity	2,091	2,746	1,834	(4,580)	2,091
Total liabilities and shareholders' equity	4,407	4,841	3,291	(8,418)	4,121

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	December 31, 2020
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	208	5	96	—	309
Receivables	—	65	315	—	380
Inventories	—	425	205	—	630
Prepaid expenses	8	37	5	—	50
Income and other taxes receivable	36	—	18	—	54
Intercompany accounts	759	902	433	(2,094)	—
Asset held for sale	—	488	648	(3)	1,133
Total current assets	1,011	1,922	1,720	(2,097)	2,556
Property, plant and equipment, net	—	1,348	675	—	2,023
Operating lease right-of-use assets	—	48	11	—	59
Intangible assets, net	—	24	5	—	29
Investments in affiliates	3,558	2,169	—	(5,727)	—
Intercompany long-term advances	5	—	1,157	(1,162)	—
Other assets	11	41	143	(6)	189
Total assets	4,585	5,552	3,711	(8,992)	4,856
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	26	294	167	(3)	484
Intercompany accounts	677	491	926	(2,094)	—
Income and other taxes payable	3	11	1	—	15
Operating lease liabilities due within one year	—	15	5		20
Long-term debt due within one year	12	—	1	—	13
Liabilities held for sale	—	121	174	—	295
Total current liabilities	718	932	1,274	(2,097)	827
Long-term debt	1,075	—	9	—	1,084
Operating lease liabilities	—	44	6	—	50
Intercompany long-term loans	509	653	—	(1,162)	—
Deferred income taxes and other	—	237	90	(6)	321
Other liabilities and deferred credits	23	128	163	—	314
Shareholders' equity	2,260	3,558	2,169	(5,727)	2,260
Total liabilities and shareholders' equity	4,585	5,552	3,711	(8,992)	4,856

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	March 31, 2021
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net (loss) earnings	(29)	(9)	43	(34)	(29)
Changes in operating and intercompany assets and liabilities and non-cash items, included in net (loss) earnings	(7)	96	(61)	34	62
Cash flows (used for) provided from operating activities	(36)	87	(18)	—	33
Investing activities
Additions to property, plant and equipment	—	(40)	(11)	—	(51)
Proceeds from sale of business, net of cash disposed	—	—	897	—	897
Cash flows (used for) provided from investing activities	—	(40)	886	—	846
Financing activities
Stock repurchase	(223)	—	—	—	(223)
Net change in bank indebtedness	—	4	—	—	4
Repayments of long-term debt	(294)	—	—	—	(294)
Increase in long-term advances to related parties	—	(54)	(940)	994	—
Decrease in long-term advances to related parties	994	—	—	(994)	—
Other	(3)	—	—	—	(3)
Cash flows provided from (used for) financing activities	474	(50)	(940)	—	(516)
Net increase (decrease) in cash and cash equivalents	438	(3)	(72)	—	363
Impact of foreign exchange on cash	—	—	(1)	—	(1)
Cash and cash equivalents at beginning of period	208	5	96	—	309
Cash and cash equivalents at end of period	646	2	23	—	671

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “outlook”, “Forward-looking statements”, as well as in item 1A, Risk Factors, in Part II of this report. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three month periods ended March 31, 2021 and 2020. The three month periods are also referred to as the first quarter of 2021 and 2020. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three-month period ended March 31, 2021
•	COVID-19 update and Outlook
•	Cost Reduction Program
•	Review of Continuing Operations
•	Discontinued Operations of our Personal Care Business
•	Liquidity and Capital Resources

Sale of Personal Care Business

On March 1, 2021, we completed the previously announced sale of our Personal Care business to American Industrial Partners (“AIP”) for a purchased price of $920 million in cash, including elements of working capital estimated at $130 million, subject to customary adjustments. We received a net amount of $897 million, which represents the selling price minus the estimated settlements of the net indebtedness and other elements of working capital adjustments. For financial reporting purposes, our former Personal Care business is presented as a discontinued operation. For more information, refer to Item 1, Financial Statements and Supplemental Data, under Note 3, “Discontinued Operations”.

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

We operate as a single reportable segment as described below, which also represents our only operating segment.

Pulp and Paper: Consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, hardwood and fluff pulp and high quality airlaid and ultrathin laminated cores.

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

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2021

•	We reported operating income of $2 million, compared to operating loss of $1 million in first quarter of 2020
•	We reported a loss from continuing operations of $7 million compared to a loss from continuing operations of $15 million in first quarter of 2020
•	Loss from discontinued operations, net of taxes amounted to $22 million in first quarter of 2021, including a loss on disposition from discontinued operations of $32 million
•

Sales decreased by 8% from the first quarter of 2020. Our manufactured paper volumes were down while our pulp volumes and our net average selling prices for pulp and paper were up from the first quarter of 2020

•

Recognition of closure and restructuring charges and asset conversion costs of $3 million and $8 million respectively, related to our cost reduction program and previously announced decision to repurpose assets at our Kingsport facility

•	Repaid the $294 million of outstanding indebtedness under our Term Loan Agreement and repurchased $223 million of our common stock

	Three months ended
			Variance
FINANCIAL HIGHLIGHTS	March 31, 2021	March 31, 2020	$	%
(In millions of dollars, unless otherwise noted)
Sales	$944	$1,031	$(87)	(8%)
Operating income (loss)
Pulp and Paper	12	4	8	200%
Corporate	(10)	(5)	(5)	(100%)
Operating income (loss)	2	(1)	3	300%
(Loss) from continuing operations	(7)	(15)	8	53%
(Loss) earnings from discontinued operations, net of taxes	(22)	20	(42)	(210%)
Net (loss) earnings	(29)	5	(34)	(680%)
Basic net (loss) earnings per common share (in dollars) (a):
(Loss) from continuing operations	$(0.13)	$(0.27)	$0.14
(Loss) earnings from discontinued operations	$(0.41)	$0.36	$(0.77)
Basic net (loss) earnings	$(0.54)	$0.09	$(0.63)
Diluted net (loss) earnings per common share (in dollars) (a):
(Loss) from continuing operations	$(0.13)	$(0.27)	$0.14
(Loss) earnings from discontinued operations	$(0.41)	$0.36	$(0.77)
Diluted net (loss) earnings	$(0.54)	$0.09	$(0.63)

			At March 31, 2021	At December 31, 2020
Total assets			$4,121	$4,856
Total long-term debt, including current portion			$804	$1,097

(a)	See Note 5 "(Loss) Earnings per Common Share" of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

COVID-19 UPATE

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

We took a variety of actions during 2020 to help mitigate the financial impact, including a cost reduction program, reducing our capital spending, suspended our regular quarterly dividend, and proactively managing our working capital.

Our focus has been on the health and safety of our employees throughout the pandemic and we will continue to maintain the safety protocols we established. As guidance from authorities such as the U.S. Centers for Disease Control evolves, we will update our practices accordingly, as we have done throughout the pandemic.

Our operations are essential services in the jurisdictions where we operate. Certain of our paper products are used in the testing for COVID-19 as well as for personal protection medical gowns. However, demand for our paper has declined significantly since the beginning of April 2020, largely due to work-from-home rules and the overall economic slowdown. The length and severity of the reduction in paper demand is uncertain; at the current time, we expect the adverse impact to continue through the second quarter of 2021. Beyond the second quarter of 2021, paper demand will depend largely on when, and the extent to which, work-from-home subsides and on the timing of the return to normal global economic activities. Overall, for the first quarter of 2021, our paper shipments were lower by approximately 20% when compared to the first quarter of 2020.

The Government of Canada created the CEWS to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. For the three months ended March 31, 2021, we recognized $4 million as a reduction of costs related to this program (CDN $5 million) ($3 million in Cost of sales (CDN $4 million) and $1 million in Selling, general and administrative (CDN $1 million)).

OUTLOOK

Paper demand will remain dependent upon recovery from COVID-19, but demand is expected to continue to rebound through the year as people return to schools and offices. Near-term pulp markets should remain balanced due to steady demand growth and limited new supply. Recently announced price increases in both pulp and paper will positively impact our results. The second quarter will be affected by seasonally higher maintenance costs in our Pulp and Paper business as we move into the planned outages at some of our major facilities.

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

Our cost reduction program included the permanent closure of the uncoated freesheet manufacturing at our Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at our Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. These actions reduced our annual uncoated freesheet paper capacity by approximately 721,000 short tons and resulted in a workforce reduction of approximately 750 employees. The Kingsport and Ashdown paper machines, which have been idled since April 2020, did not recommence operations. Our Ridgefields converting center ceased operations at the end of the third quarter of 2020, while our Port Huron mill ceased operations in the first quarter of 2021.

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

Ashdown, Arkansas mill

We completed the conversion of our Ashdown mill to 100% softwood and fluff pulp, which was necessary for an eventual expansion into containerboard. Following the fiberline conversion, Ashdown has annual production capacity of 775,000 tons of fluff and softwood pulp.

For the three months ended March 31, 2021, we recorded $6 million of accelerated depreciation under Impairment of long-lived assets, and $3 million of severance and termination costs under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $8 million under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) as part of the conversion of our Kingsport, Tennessee mill to a linerboard facility.

REVIEW OF OPERATIONS

This section presents a discussion and analysis of our first quarter of 2021 and 2020 sales, operating income (loss) and other information relevant to the understanding of our results from continuing operations.

ANALYSIS OF NET SALES
	Three months ended
			Variance
	March 31, 2021	March 31, 2020	$	%
Sales	944	1,031	(87)	(8%)

Shipments
Paper - manufactured (in thousands of ST)	546	679	(133)	(20%)
Communication Papers	453	569	(116)	(20%)
Specialty and Packaging papers	93	110	(17)	(15%)
Paper - sourced from third parties (in thousands of ST)	18	22	(4)	(18%)
Paper - total (in thousands of ST)	564	701	(137)	(20%)
Pulp (in thousands of ADMT)	481	422	59	14%

ANALYSIS OF CHANGES IN SALES
	First quarter of 2021 versus First quarter of 2020
	% Change in Sales due to
	Net Price	Volume / Mix	Total
Sales	3%	(11%)	(8%)

Sales in the first quarter of 2021 decreased by $87 million, or 8% when compared to sales in the first quarter of 2020. This decrease in sales is mostly due to a decrease in our paper sales volumes related to work-from-home rules and the overall economic slowdown due to the pandemic and was partially offset by an increase in our pulp sales volumes and in our net average selling prices for pulp and paper.

ANALYSIS OF CHANGE IN OPERATING INCOME (LOSS)

First quarter of 2021 versus First quarter of 2020

	$ Change in Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring/ Conversion (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(31)	29	(17)	34	2	(1)	(10)	2	8
Corporate	—	—	—	(6)	—	—	(1)	2	(5)
Operating income (loss)	(31)	29	(17)	28	2	(1)	(11)	4	3

(a)	Includes raw materials (such as fiber and chemicals) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.

(c)

Depreciation charges were lower by $5 million in the first quarter of 2021, excluding foreign currency impact. In the first quarter of 2021, we recorded $6 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program. There were no accelerated depreciation charges in the first quarter of 2020.

(d)

We recorded $3 million of restructuring charges in the first quarter of 2021 related to severance and termination costs  under Closure and restructuring costs. There were no restructuring charges in the first quarter of 2020. We also recorded $8 million of asset conversion costs at our Kingsport mill as part of the conversion to a linerboard facility.

(e) First quarter of 2021 operating expenses/income includes:	First quarter of 2020 operating expenses/income includes:
- Environmental provision ($1 million) - Bad debt expense recovery ($2 million) - Foreign currency loss on working capital items ($1 million) - Other income ($2 million)	- Environmental provision ($1 million) - Bad debt expense ($4 million) - Foreign currency gain on working capital items ($2 million) - Other income ($1 million)

Commentary – First quarter of 2021 compared to First quarter of 2020

Operating income in our Pulp and Paper business amounted to $12 million in first quarter of 2021, an increase of $8 million, when compared to operating income of $4 million in first quarter of 2020. Our results were positively impacted by:

•	Higher net average selling prices for pulp and paper ($29 million)
•

Lower operating expenses ($34 million) mostly related to lower maintenance costs in part due to the timing of some major maintenance, and lower costs due to our 2020 cost reduction program, including lower salaries and wages

•	Positive impact of our foreign currency hedging program partially offset by a stronger Canadian dollar on our Canadian dollar denominated expenses ($2 million)
•	Higher other income ($2 million)

These increases were partially offset by:

•

Higher input costs ($17 million) mostly related to higher cost of chemicals in part due to a business acquisition in the second quarter of 2020 and higher energy costs mostly due to severe weather issues in the first quarter of 2021

•	Lower volume and mix ($31 million)
•

Higher depreciation/impairment charges ($1 million). We recorded $6 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program in the first quarter of 2021 and there were no accelerated depreciation charges in the first quarter of 2020. Depreciation charges were lower by $5 million when compared to the first quarter of 2020

•

Higher restructuring and conversion charges ($10 million) in the first quarter of 2021 due to our 2020 cost reduction program including the conversion of our Kingsport mill to a linerboard facility. There were no restructuring charges or conversion costs in the first quarter of 2020.

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

The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and pricing of other pulp products.

The high degree of uncertainty and volatility day-to-day and the longer-term potential impacts of the economic slowdown remain unclear. Paper demand will remain dependent upon recovery from COVID-19, but demand is expected to continue to rebound through the year as people return to schools and offices. Near-term pulp markets should remain balanced due to steady demand growth and limited new supply. Recently announced price increases in both pulp and paper will positively impact our results. The second quarter will be affected by seasonally higher maintenance costs in our Pulp and Paper business as we move into the planned outages at some of our major facilities.

OTHER FACTORS

Corporate

We incurred $10 million of corporate charges in the first quarter of 2021, an increase of $5 million compared to corporate charges of $5 million in the first quarter of 2020. This increase was mostly due to higher SG&A expenses as a result of greater variable compensation in the first quarter of 2021 when compared to the first quarter of 2020 as well as $1 million of restructuring charges in the first quarter of 2021 related to  severance and termination costs  under Closure and restructuring costs. There were no restructuring charges in the first quarter of 2020.

Interest Expense, net

We incurred $15 million of net interest expense in the first quarter of 2021, an increase of $1 million compared to net interest expense of $14 million in the first quarter of 2020. The net interest expense was impacted by the accelerated debt issuance expense recognized upon the early repayment in March 2021 of the 5 years Term Loan borrowed in May 2020. This increase was partially offset by reduced interest expense due to a decrease in borrowings under the revolving credit facility.

Income Taxes

In the first quarter of 2021, we had no income tax expense or benefit, as $1 million of current income tax benefit was offset by the deferred income tax expense of $1 million. This compares to an income tax expense of $3 million in the first quarter of 2020, consisting of $3 million of current income tax benefit and a deferred income tax expense of $6 million. We received refunds, net of income tax payments, of $7 million during the first quarter of 2021. The effective tax rate was 0% compared with an effective tax rate of -27% in the first quarter of 2020. The effective tax rate for the first quarter of 2021 was impacted by additional tax expense on stock-based compensation which vested during the quarter. Also, a weaker US dollar resulted in an increase in our deferred tax liability on unremitted foreign earnings. The effective tax rate for the first quarter of 2020 was significantly impacted by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits.

 DISCONTINUED OPERATION

On March 1, 2021, we completed the sale of our Personal Care business. Its results of operations are reported as discontinued operations for all periods presented. For the first quarter of 2021, we reported a loss from discontinued operations, net of taxes, of $22 million (first quarter of 2020 – earnings from discontinued operations, net of taxes of $20 million). For more information, refer to Item 8, Financial Statements and Supplemental Data, under Note 3, “Discontinued Operations”.

STOCK-BASED COMPENSATION EXPENSE

For the first quarter of 2021, stock-based compensation expense recognized in our results from continuing and discontinued operations was $4 million for all outstanding awards which includes the mark-to-market recovery, net of hedging, related to liability awards of nil. This compares to a stock-based compensation income from continuing and discontinued operations of $3 million for all outstanding awards which includes the mark-to-market recovery, net of hedging, related to liability awards of $7 million in the first quarter of 2020. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $700 million credit facility, of which $645 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $131 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities, including discontinued operations, totaled $33 million in the first quarter of 2021, a $55 million decrease compared to cash flows from operating activities of $88 million in the first quarter of 2020. This decrease in cash flows from operating activities is primarily due to a decrease in profitability as well as an increase in working capital requirements in the first quarter of 2021 when compared to the first quarter of 2020. We received income tax refunds, net of payments, of $7 million during the first quarter of 2021 compared to income tax refunds, net of payments, of $25 million in the first quarter of 2020.

Investing Activities

Cash flows provided from investing activities, including discontinued operations, totaled $846 million in the first quarter of 2021, a $908 million increase compared to cash flows used for investing activities of $62 million in the first quarter of 2020.

The source of cash provided from investing activities in the first quarter of 2021 was attributable to the proceeds from the sale of our Personal Care business ($897 million) and was partially offset by additions to property, plant and equipment of $51 million.

The use of cash in the first quarter of 2020 was attributable to additions to property, plant and equipment of $62 million.

Our annual capital expenditures for 2021 should increase due mostly to our Kingsport mill conversion and are expected to be between $310 million and $330 million.

Financing Activities

Cash flows used for financing activities, including discontinued operations, totaled $516 million in the first quarter of 2021 compared to cash flows provided from financing activities of $67 million in the first quarter of 2020.

The use of cash flows for financing activities in the first quarter of 2021, was for the repayment of the Term Loan ($294 million) as well as for the repurchase of our common stock ($223 million) of which a $200 million payment was made under the ASR agreement. This was partially offset by an increase in bank indebtedness ($4 million).

In the first quarter of 2020, we increased our net proceeds from borrowings under our credit facilities (revolver and receivables securitization) ($165 million). This was partially offset by the use of cash primarily due to the repurchase of our common stock ($59 million), dividend payments ($26 million) and a decrease in bank indebtedness ($10 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $137 million as of March 31, 2021 compared to $788 million as of December 31, 2020.

Use of proceeds from the sale of our Personal Care business

On April 8, 2021, we redeemed the 4.4% Notes, originally due in March 2022, at a redemption price of 100% of the principal amount of $300 million, plus accrued and unpaid interest, as well as a make-whole premium of $11 million. As of March 31, 2021, the 4.4% Notes were reclassified and presented under Long-term debt due within one year on the Consolidated Balance Sheet. The debt extinguishment as well as the related loss on debt extinguishment, will be recognized in the second quarter of 2021.

On March 11, 2021, we repaid $294 million remaining under our Term Loan Agreement that had an original maturity in May 2025. A write-off of $2 million of unamortized debt issuance costs is included in the Interest Expense line item on the Consolidated Statement of Earnings.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At March 31, 2021, we were in compliance with these financial covenants, and had no borrowings under the Credit Agreement (March 31, 2020 – $220 million). At March 31, 2021, we had $55 million of outstanding letters of credit (March 31, 2020 – nil), leaving $645 million unused and available under this facility (March 31, 2020 – $480 million).

Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021 .

At March 31, 2021, we had no borrowings under the receivables securitization facility, and we had $1 million of letters of credit under the program (March 31, 2020 – $80 million and $50 million, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations. At March 31, 2021, we had $131 million unused and available under the receivable securitization facility.

Common Stock

On May 5, 2020, due to the unprecedented market conditions cause by COVID-19, we suspended the payment of our regular quarterly dividend and stock repurchase program in order to preserve cash and provide additional flexibility in the current environment. On February 11, 2021, we announced that we resumed our stock repurchase program. Our Board of Directors will continue to evaluate our capital return program based upon customary considerations, including market conditions.

During 2020, we declared one quarterly dividend of $0.455 per share, to holders of our common stock. Total dividends aggregating $25 million were paid on April 15, 2020 to shareholders of record as of April 2, 2020.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2021, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2021, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

There has not been any material change to our policies since December 31, 2020. For more details, refer to Note 2 “Recent Accounting Pronouncements” of the financial statements in this Quarterly Report on Form 10-Q.

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

•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There has not been any material change in our exposure to market risk since December 31, 2020. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 4 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2021, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

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

For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2020, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share repurchase activity under our share repurchase program was as follows during the three-month period ended March 31, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs (in 000s)
January 1 through January 31, 2021	—	$—	—	$343,601
February 1 through February 28, 2021	547,013	$35.65	547,013	$324,100
March 1 through March 31, 2021	82,946	$36.17	82,946	$321,100
Accelerated Repurchase Program (1)	4,430,906		4,430,906	$121,100
	5,060,865		5,060,865
(1)

In March 2021, we entered into an ASR agreement under which we paid an aggregate of $200 million and received an aggregate initial share delivery of 4,430,906 shares of our common stock, which were immediately retired. The final number of shares to be repurchased under the ASR agreement and the average price paid per share will be determined upon settlement of the agreement during the third quarter of 2021. For more information, refer to Item 1, Financial Statements and Supplemental Data, under Note 13, “Shareholders’ Equity”.

On February 11, 2021 we announced we would resume our share buyback program, which was suspended since May 2020. During the first quarter of 2021, in addition to the ASR, we repurchased 629,959 shares on the open market at an average price of $35.72 for a total cost of $23 million under our stock repurchase program (the “Program”).

As of March 31, 2021, we have $121 million of remaining availability under our Program.

The Program may be suspended, modified or discontinued at any time and we have no obligation to repurchase any amount of our common stock under the Program. The Program has no set expiration date. We repurchase our common stock in part to reduce the dilutive effects of our stock options and awards and to improve shareholders’ returns. The timing and amount of stock repurchases will depend on a variety of factors, including market conditions, availability under the program as well as corporate and regulatory considerations. All shares repurchased are recorded as Treasury stock on the Consolidated Balance Sheets under the par value method at $0.01 per share.

During the first quarter of 2020, we repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.1	Uncollared Accelerated Share Repurchase Agreement among JPMorgan Chase Bank and Domtar Corporation dated March 1, 2021	8-K	10.1	03/03/2021

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 6, 2021

By:	/s/ Daniel Buron
Daniel Buron
Executive Vice President and Chief Financial Officer

By:	/s/ Nancy Klembus
Nancy Klembus
Senior Vice President, General Counsel and Corporate Secretary