Form 10-Q
period 2021-06-30
Domtar CORP
filed 2021-08-05
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

At July 30, 2021, 50,358,876 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2021

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(Unaudited)
	$	$	$	$
Sales	1,010	802	1,954	1,833
Operating expenses
Cost of sales, excluding depreciation and amortization	789	693	1,598	1,599
Depreciation and amortization	53	56	107	114
Selling, general and administrative	68	61	132	127
Impairment of long-lived assets (NOTE 12)	1	—	7	—
Closure and restructuring costs (NOTE 12)	25	1	28	1
Asset conversion costs (NOTE 12)	5	—	13	—
Other operating loss (income), net (NOTE 8)	1	(5)	(1)	(3)
	942	806	1,884	1,838
Operating income (loss)	68	(4)	70	(5)
Interest expense, net	20	15	35	29
Non-service components of net periodic benefit cost (NOTE 7)	(6)	(5)	(12)	(9)
Earnings (loss) before income taxes and equity loss	54	(14)	47	(25)
Income tax expense (benefit) (NOTE 9)	16	(11)	16	(8)
Equity method investment loss, net of taxes	—	—	—	1
Earnings (loss) from continuing operations	38	(3)	31	(18)
(Loss) earnings from discontinued operations, net of taxes (NOTE 3)	(1)	22	(23)	42
Net earnings	37	19	8	24
Per common share (in dollars) (NOTE 6)
Basic net earnings
Earnings (loss) from continuing operations	0.76	(0.05)	0.59	(0.32)
(Loss) earnings from discontinued operations	(0.02)	0.39	(0.44)	0.75
Basic net earnings	0.74	0.34	0.15	0.43
Diluted net earnings
Earnings (loss) from continuing operations	0.75	(0.05)	0.59	(0.32)
(Loss) earnings from discontinued operations	(0.02)	0.39	(0.44)	0.75
Diluted net earnings	0.73	0.34	0.15	0.43
Weighted average number of common shares outstanding (millions)
Basic	50.3	55.2	51.9	55.6
Diluted	50.5	55.3	52.1	55.7

Cash dividends per common share	—	0.46	—	0.91

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	(Unaudited)
	$	$	$	$
Net earnings	37	19	8	24
Other comprehensive income (loss) (NOTE 14):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(5) and $(8), respectively (2020 – $(9) and $7, respectively)	18	29	27	(20)
Less: Reclassification adjustment for (gains) losses included in net earnings, net of tax of $3 and $2, respectively (2020 – $(2) and $(4), respectively)	(12)	6	(14)	13
Foreign currency translation adjustments	12	39	84	(35)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(7) and $(8), respectively (2020 – nil and $(1), respectively)	20	2	25	3
Other comprehensive income (loss)	38	76	122	(39)
Comprehensive income (loss)	75	95	130	(15)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2021	2020
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	346	309
Receivables, less allowances of $4 and $6	520	380
Inventories (NOTE 10)	617	630
Prepaid expenses	67	50
Income and other taxes receivable	44	54
Current assets held for sale (NOTE 3)	—	1,133
Total current assets	1,594	2,556
Property, plant and equipment, net	2,040	2,023
Operating lease right-of-use assets (NOTE 11)	50	59
Intangible assets, net	29	29
Other assets	209	189
Total assets	3,922	4,856
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	539	484
Income and other taxes payable	19	15
Operating lease liabilities due within one year (NOTE 11)	19	20
Long-term debt due within one year	1	13
Current liabilities held for sale (NOTE 3)	—	295
Total current liabilities	578	827
Long-term debt	503	1,084
Operating lease liabilities (NOTE 11)	44	50
Deferred income taxes and other	334	321
Other liabilities and deferred credits	290	314
Commitments and contingencies (NOTE 16)
Shareholders' equity (NOTE 15)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 14,644,774 and 9,806,566 shares	—	—
Additional paid-in capital	1,500	1,717
Retained earnings	854	846
Accumulated other comprehensive loss	(182)	(304)
Total shareholders' equity	2,173	2,260
Total liabilities and shareholders' equity	3,922	4,856

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	June 30, 2021
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at March 31, 2021	50.2	1	1,493	817	(220)	2,091
Stock-based compensation, net of tax	0.2	—	7	—	—	7
Net earnings	—	—	—	37	—	37
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(5)	—	—	—	—	18	18
Less: Reclassification adjustment for gains included in net earnings, net of tax of $3	—	—	—	—	(12)	(12)
Foreign currency translation adjustments	—	—	—	—	12	12
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(7)	—	—	—	—	20	20
Balance at June 30, 2021	50.4	1	1,500	854	(182)	2,173

	For the six months ended
	June 30, 2021
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2020	55.2	1	1,717	846	(304)	2,260
Stock-based compensation, net of tax	0.3	—	6	—	—	6
Net earnings	—	—	—	8	—	8
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(8)	—	—	—	—	27	27
Less: Reclassification adjustment for gains included in net earnings, net of tax of $2	—	—	—	—	(14)	(14)
Foreign currency translation adjustments	—	—	—	—	84	84
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(8)	—	—	—	—	25	25
Stock repurchase	(5.1)	—	(223)	—	—	(223)
Balance at June 30, 2021	50.4	1	1,500	854	(182)	2,173

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2021	June 30, 2020
	(Unaudited)
	$	$
Operating activities
Net earnings	8	24
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	117	143
Deferred income taxes and tax uncertainties (NOTE 9)	(4)	(12)
Impairment of long-lived assets (NOTE 12)	7	—
Net loss on disposition of discontinued operations (NOTE 3)	33	—
Stock-based compensation expense	4	3
Equity method investment loss, net	—	1
Make-whole premium on repayment of long-term debt	11	—
Other	6	—
Changes in assets and liabilities, excluding the effect of acquisition and sale of business
Receivables	(137)	42
Inventories	18	20
Prepaid expenses	1	2
Trade and other payables	32	(95)
Income and other taxes	12	40
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(8)	(1)
Other assets and other liabilities	(10)	(12)
Cash flows from operating activities	90	155
Investing activities
Additions to property, plant and equipment	(122)	(102)
Proceeds from disposals of property, plant and equipment	1	—
Proceeds from sale of business, net of cash disposed (NOTE 3)	897	—
Acquisition of business, net of cash acquired	—	(30)
Cash flows provided from (used for) investing activities	776	(132)
Financing activities
Dividend payments	—	(51)
Stock repurchase	(223)	(59)
Net change in bank indebtedness	—	(10)
Change in revolving credit facility	—	(80)
Proceeds from receivables securitization facility	—	25
Repayments of receivables securitization facility	—	(80)
Issuance of long-term debt	—	300
Repayments of long-term debt, including make-whole premium	(606)	—
Other	—	(4)
Cash flows (used for) provided from financing activities	(829)	41
Net increase in cash and cash equivalents	37	64
Impact of foreign exchange on cash	—	(1)
Cash and cash equivalents at beginning of period	309	61
Cash and cash equivalents at end of period	346	124
Supplemental cash flow information
Net cash payments (refund) for:
Interest (including $11 million of make-whole premium in 2021)	37	25
Income taxes	1	(24)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

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

JUNE 30, 2021

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

The results of operations of the Company’s Personal Care business were reclassified to discontinued operations. These results have been summarized in (Loss) earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings and Comprehensive Income (Loss) for each period presented. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations. Personal Care was previously disclosed as a separate reportable business segment.

Major components of (loss) earnings from discontinued operations:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	$	$	$	$
Sales	—	229	154	495
Operating expenses
Cost of sales, excluding depreciation and amortization	—	163	111	359
Depreciation and amortization	—	15	10	29
Selling, general and administrative	—	32	24	68
Closure and restructuring costs	—	—	1	—
Other operating loss, net	—	1	1	1
	—	211	147	457
Operating income	—	18	7	38
Net loss on disposition of discontinued operations	(1)	—	(33)	—
(Loss) earnings from discontinued operations before income taxes	(1)	18	(26)	38
Income tax benefit	—	(4)	(3)	(4)
Net (loss) earnings from discontinued operations	(1)	22	(23)	42

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

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

Cash Flows from Discontinued Operations:

	For the six months ended
	June 30,	June 30,
	2021	2020
	$	$
Cash flows from operating activities	16	42
Cash flows used for investing activities	(3)	(16)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Use of proceeds

The Company used $223 million of the proceeds to repurchase shares (see Note 15 “Shareholder’s equity” for more details). Additionally, the Company repaid the $294 million of outstanding indebtedness under its Term Loan Agreement and redeemed the 4.4% Notes, originally due in 2022, at a redemption price of 100% of the principal amount of $300 million, plus accrued and unpaid interest, as well as a make-whole premium of $11 million (see Note 13 “Long-term debt” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

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

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2021, two customers located in the U.S. represented 16% or $83 million, and 12% or $64 million, respectively, of the Company’s receivables (December 31, 2020 – two customers located in the U.S. represented 15% or $58 million, and 12% or $46 million, respectively).

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

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, bank indebtedness, revolving credit facility, securitization and long-term debt. The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby it agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of June 30, 2021 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBtu(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2021 (1)	4,490,000	$13	37%
2022	9,270,000	$25	35%
2023	4,210,000	$12	15%

(1)	Represents the remaining six months of 2021
(2)	MMBtu: Millions of British thermal units

The natural gas derivative contracts were effective as of June 30, 2021.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 22 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of June 30, 2021 to hedge forecasted purchases and sales:

Currency exposure hedged	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate

CAD/USD	2021 (1)	353 CAD	74%	1 USD = 1.3222	1 USD = 1.3409

CAD/USD	2022	499 CAD	53%	1 USD = 1.3164	1 USD = 1.3302

CAD/USD	2023	85 CAD	9%	1 USD = 1.2655	1 USD = 1.2655

(1)Represents the remaining six months of 2021

The foreign exchange derivative contracts were effective as of June 30, 2021.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at June 30, 2021 and December 31, 2020, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	37	—	37	—	(a)	Prepaid expenses
Natural gas swap contracts	6	—	6	—	(a)	Prepaid expenses
Currency derivatives	9	—	9	—	(a)	Other assets
Natural gas swap contracts	2	—	2	—	(a)	Other assets
Total Assets	54	—	54	—

Liabilities derivatives
Currency derivatives	1	—	1	—	(a)	Trade and other payables
Total Liabilities	1	—	1	—

Other Instruments:
Stock-based compensation - liability awards	4	4	—	—		Trade and other payables
Stock-based compensation - liability awards	13	13	—	—		Other liabilities and deferred credits
Equity swap contracts	14	14	—	—		Other assets
Long-term debt due within one year	1	—	1	—	(b)	Long-term debt due within one year
Long-term debt	564	—	564	—	(c)	Long-term debt

The net cumulative gain recorded in Accumulated other comprehensive loss relating to natural gas contracts is $8 million at June 30, 2021, of which a gain of $6 million is expected to be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2021.

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $45 million at June 30, 2021, of which a gain of $36 million is expected to be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at June 30, 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2021 and December 31, 2020. The carrying value of the Company’s long-term debt due within one year is $1 million and $13 million at June 30, 2021 and December 31, 2020, respectively.

(c)	The carrying value of the Company’s long-term debt is $503 million and $1,084 million at June 30, 2021 and December 31, 2020, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

EARNINGS PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings per common share:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Earnings (loss) from continuing operations	$38	$(3)	$31	$(18)
(Loss) earnings from discontinued operations, net of taxes	$(1)	$22	$(23)	$42
Net earnings	$37	$19	8	24
Weighted average number of common shares outstanding (millions)	50.3	55.2	51.9	55.6
Effect of dilutive securities (millions)	0.2	0.1	0.2	0.1
Weighted average number of diluted common shares outstanding (millions)	50.5	55.3	52.1	55.7

Basic net earnings per common share (in dollars)
Earnings (loss) from continuing operations	$0.76	$(0.05)	$0.59	$(0.32)
(Loss) earnings from discontinued operations	$(0.02)	$0.39	$(0.44)	$0.75
Basic net earnings per common share	$0.74	$0.34	$0.15	$0.43

Diluted net earnings per common share (in dollars)
Earnings (loss) from continuing operations	$0.75	$(0.05)	$0.59	$(0.32)
(Loss) earnings from discontinued operations	$(0.02)	$0.39	$(0.44)	$0.75
Diluted net earnings per common share	$0.73	$0.34	$0.15	$0.43

The following table provides the securities that could potentially dilute basic earnings per common share in the future, but were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Options to purchase common shares	—	409,776	76,123	409,776

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2021, the pension expense was $8 million and $18 million, respectively (2020 – $8 million and $19 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2021		June 30, 2021
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	—	14	—
Interest expense	8	1	16	1
Expected return on plan assets	(17)	—	(33)	—
Amortization of net actuarial loss (gain)	2	(1)	4	(1)
Settlement loss	1	—	1	—
Amortization of prior year service costs	1	—	1	—
Net periodic benefit cost	2	—	3	—

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2020		June 30, 2020
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	1	14	1
Interest expense	9	1	20	1
Expected return on plan assets	(17)	—	(34)	—
Amortization of net actuarial loss (gain)	2	(1)	4	(1)
Amortization of prior year service costs	1	—	1	—
Net periodic benefit cost	2	1	5	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

For the three and six months ended June 30, 2021, the Company contributed $5 million and $8 million, respectively (2020 – $2 million and $4 million, respectively) to the pension plans and $1 million  and $2 million, respectively (2020 – $1 million and $2 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

OTHER OPERATING LOSS (INCOME), NET

Other operating loss (income), net is an aggregate of both recurring and non-recurring loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating loss (income), net includes the following:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	$	$	$	$
Bad debt expense	—	1	(2)	5
Environmental provision	—	—	1	1
Non-production agreement terminated	—	(7)	—	(7)
Foreign exchange loss (gain)	1	1	2	(1)
Other	—	—	(2)	(1)
Other operating loss (income), net	1	(5)	(1)	(3)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

INCOME TAXES

For the second quarter of 2021, the Company’s income tax expense was $16 million, consisting of a current income tax expense of $16 million and no deferred income tax expense. This compares to an income tax benefit of $11 million in the second quarter of 2020, consisting of a current income tax benefit of $2 million and a deferred income tax benefit of $9 million. The Company made income tax payments, net of refunds, of $8 million during the second quarter of 2021. The effective tax rate for the second quarter of 2021 was 30% compared with an effective tax rate of 79% in the second quarter of 2020. The effective tax rate for the second quarter of 2021 was impacted by certain transaction costs incurred during the quarter related to the potential acquisition of the Company by Paper Excellence which provided no tax benefit. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate and then adjusting for discrete items arising in that quarter. In each interim quarter the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. The effective tax rate for the second quarter of 2020 was significantly impacted by such an adjustment. The effective tax rate for the second quarter of 2020 was also favorably impacted by the recognition of additional tax credits in various jurisdictions, as well as by the CARES Act, which granted the ability to carry back tax losses generated in the U.S. in 2020 to a tax year with a higher statutory tax rate.

For the first six months of 2021, the Company’s income tax expense was $16 million, consisting of a current income tax expense of $15 million and a deferred income tax expense of $1 million. This compares to an income tax benefit of $8 million in the first six months of 2020, consisting of a current income tax benefit of $5 million and a deferred income tax benefit of $3 million. The Company made income tax payments, net of refunds, of $1 million during the first six months of 2021. The effective tax rate was 34% compared to an effective tax rate of 32% in the first six months of 2020. The effective tax rate for the first six months of 2021 was significantly impacted by certain transaction costs incurred during the period related to the potential acquisition of the Company by Paper Excellence which provided no tax benefit. The effective tax rate for the first six months of 2020 was significantly impacted by our mix of earnings and loss in the Company’s major jurisdictions, by our recognition of additional tax credits in various jurisdictions, and by our ability to carry back U.S. tax losses generated in 2020 to a tax year with a higher statutory tax rate. These favorable impacts were partially offset by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2021	2020
	$	$
Work in process and finished goods	304	321
Raw materials	103	107
Operating and maintenance supplies	210	202
	617	630

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

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

The components of lease expense were as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
	$	$	$	$
Operating lease expense	5	6	11	11

Supplemental cash flow information related to leases was as follows:

	For the six months ended
	June 30,	June 30,
	2021	2020
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	12	11
Operating cash flows from finance leases	1	—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	2	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2021	2020
	$	$
Operating leases
Operating leases right-of-use assets	50	59

Lease liabilities due within one year	19	20
Long-term operating lease liabilities	44	50
	63	70

Finance leases
Property, plant and equipment	11	11
Accumulated depreciation	(3)	(3)
	8	8

Long-term debt due within one year	1	1
Long-term debt	9	9
	10	10

Weighted-average remaining lease term
Operating leases	4.5 years	4.7 years
Finance leases	8.4 years	8.8 years

Weighted-average discount rate
Operating leases	4.4%	4.4%
Finance leases	6.1%	6.1%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. LEASES (CONTINUED)

Maturities of lease liabilities at June 30, 2021 were as follows:

	Operating leases	Finance leases
	June 30,	June 30,
	2021	2021
	$	$
2021 (1)	10	1
2022	19	1
2023	15	2
2024	11	2
2025	6	1
Thereafter	9	5
Total lease payments	70	12

Less: Imputed interest	7	2

Total lease liabilities	63	10

(1)	Represents the remaining six months of 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Paper Excellence to Acquire Domtar Corporation

On May 10, 2021, Domtar and Paper Excellence, a global diversified manufacturer of pulp and specialty, printing, writing, and packaging papers, entered into a business combination agreement under which the Paper Excellence group of companies will acquire all of the issued and outstanding shares of Domtar common stock for $55.50 per share, in cash. The all-cash transaction represents an enterprise value of approximately $3 billion. The transaction is expected to close in the second half of 2021, subject to receipt of the required regulatory approvals and other customary closing conditions. As a result, during the second quarter of 2021, the Company recorded $18 million of transaction fees under Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Cost reduction program

The Company implemented a cost savings program. As part of this program, on August 7, 2020, the Company announced the permanent closure of the uncoated freesheet manufacturing at the Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at the Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. Additionally, on May 7, 2021, the Company announced the closure of the converting center in Dallas, Texas. These actions reduced the Company’s annual uncoated freesheet paper capacity by approximately 721,000 short tons, and resulted in a workforce reduction of approximately 750 employees. The Kingsport and Ashdown paper machines, which have been idled since April 2020, did not recommence operations. The Ridgefields converting center ceased operations at the end of the third quarter of 2020, while the Port Huron mill shut down at the end of February 2021 and the Dallas converting center ceased operations at the beginning of July 2021. For the three and six months ended June 30, 2021, the Company recorded $1 million and $7 million, respectively, of accelerated depreciation under Impairment of long-lived assets, $1 million and $4 million, respectively, of severance and termination costs, $1 million and $1 million, respectively, of pension settlement loss and $4 million and $4 million, respectively, of other costs under Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Conversion of Kingsport, Tennessee mill

The Company plans to enter the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the end of 2022. The Company estimates the conversion cost to be approximately $350 million. For the three and six months ended June 30, 2021, the Company recorded $5 million and $13 million, respectively, under Asset conversion costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Restart of the paper machine at Ashdown, Arkansas mill

On July 15, 2021, Domtar announced its intention to restart the paper machine at the Ashdown, Arkansas mill to add an additional 185,000 tons per year of uncoated freesheet production capacity to its manufacturing network. The increase is necessary to meet growing customer demand as the economy recovers from the COVID-19 pandemic. The additional paper capacity will result in a capacity reduction of 185,000 ADMT per year of baled SBSK pulp at the mill. However, it will not impact Ashdown's fluff pulp production capacity, or Domtar's commitment to serving its key hygiene customers around the world. Additionally, the Company has a dedicated team developing a kraft linerboard project for the Ashdown Mill, and the decision to restart the paper machine will not impact the Company's intention to produce containerboard and other packaging products at the facility. The machine is expected to resume full operation in January 2022 following a period of time to ramp up to full production. The Company estimates the restart will cost approximately $10 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

Other costs

During the second quarter of 2021, other costs related to previous and ongoing closures and restructuring included $1 million of other costs (2020 – $1 million of severance and termination costs).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

LONG-TERM DEBT

4.4% UNSECURED NOTES

On April 8, 2021, the Company redeemed the 4.4% Notes, originally due in 2022, at a redemption price of 100% of the principal amount of $300 million, plus accrued and unpaid interest, as well as a make-whole premium of $11 million.

TERM LOAN

On March 11, 2021, the Company fully repaid its Term Loan Agreement, originally maturing on May 5, 2025, in the amount of $294 million and wrote-off $2 million of unamortized debt issuance costs related to this repayment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the six months ended June 30, 2021 and the year ended December 31, 2020:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2019	(5)	(197)	11	(202)	(393)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	3	N/A	N/A	N/A	3
Foreign exchange forward contracts	23	N/A	N/A	N/A	23
Net loss	N/A	(21)	(1)	N/A	(22)
Foreign currency items	N/A	N/A	N/A	63	63
Other comprehensive income (loss) before reclassifications	27	(21)	(1)	63	68
Amounts reclassified from Accumulated other comprehensive loss	12	11	(2)	—	21
Net current period other comprehensive income (loss)	39	(10)	(3)	63	89
Balance at December 31, 2020	34	(207)	8	(139)	(304)
Natural gas swap contracts	9	N/A	N/A	N/A	9
Currency options	3	N/A	N/A	N/A	3
Foreign exchange forward contracts	15	N/A	N/A	N/A	15
Net gain	N/A	18	—	N/A	18
Foreign currency items	N/A	N/A	N/A	84	84
Other comprehensive income before reclassifications	27	18	—	84	129
Amounts reclassified from Accumulated other comprehensive loss	(14)	8	(1)	—	(7)
Net current period other comprehensive income (loss)	13	26	(1)	84	122
Balance at June 30, 2021	47	(181)	7	(55)	(182)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	June 30, 2021	June 30, 2020
	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (1)	(1)	(3)
Currency options and forwards (1)	16	(5)
Total before tax	15	(8)
Tax (expense) benefit	(3)	2
Net of tax	12	(6)

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	(3)	(2)
Amortization of prior year service costs (3)	(1)	(1)
Total before tax	(4)	(3)
Tax benefit	1	—
Net of tax	(3)	(3)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	1	1
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss
	For the six months ended
	June 30, 2021	June 30, 2020
	$	$
Net derivatives gains (losses) on cash flow hedge
Natural gas swap contracts (1)	(1)	(8)
Currency options and forwards (1)	26	(9)
Net investment hedge (2)	(9)	—
Total before tax	16	(17)
Tax (expense) benefit	(2)	4
Net of tax	14	(13)

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	(5)	(4)
Amortization of prior year service costs (3)	(1)	(1)
Discontinued operations	(4)	—
Total before tax	(10)	(5)
Tax benefit	2	1
Net of tax	(8)	(4)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	1	1
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).

(2)	This amount is included in (Loss) earnings from discontinued operations, net of taxes in the Consolidated Statements of Earnings and Comprehensive Income (Loss).

(3)	These amounts are included in the computation of net periodic benefit cost (see Note 7 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

STOCK REPURCHASE PROGRAM

The Company’s Board of Directors has authorized a stock repurchase program (the “Program”) of up to $1.6 billion. The Company is authorized to repurchase, from time to time, shares of its outstanding common stock on the open market or in privately negotiated transactions. The timing and amount of stock repurchases will depend on a variety of factors, including the market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the Program. The Program has no set expiration date. The Company repurchases its common stock in part to reduce the dilutive effects of stock options and awards, and to improve shareholders’ returns.

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

On February 11, 2021, the Company announced that it would resume its stock repurchase program. The Board of Directors will continue to evaluate the Company’s capital return program based upon customary considerations, including market conditions.

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

During the first six months of 2021, in addition to the ASR, the Company repurchased 629,959 shares at an average price of $35.72 for a total cost of $23 million.

During the first six months of 2020, the Company repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

June 30, 2021
$
Balance at beginning of year	47
Additions and other changes	2
Environmental spending	(2)
Balance at end of period	47

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

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2021, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2021, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. As of June 30, 2021, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

CLIMATE CHANGE AND AIR QUALITY REGULATION

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

The EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court ruled the EPA wrongly understood the Clean Air Act vacated the ACE rule, sending it back to EPA for further consideration. The court also rejected the embedded repeal of the Clean Power Plan, but the court stayed its mandate as to that part of its decision to avoid reinstating that now outdated Clean Power Plan. Four petitions of certiorari have been filed with the United States Supreme Court seeking review of the D.C. Circuit’s decision, and the Supreme Court is expected to decide whether to take the case this Fall. Regardless of the outcome of the petitions for certiorari and EPA’s further consideration, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The province of Quebec has a greenhouse gas (“GHG”) cap-and-trade system with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect its facilities to be disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

The Government of Canada has established a federal carbon pricing system in provinces that do not already impose a cost on carbon emissions. The Government of Canada has imposed its carbon pricing program for regulating GHG emissions in Ontario, which took effect on January 1, 2019. To reduce GHG emissions and recognize the unique circumstances of the province’s diverse economy, Ontario finalized its own GHG Emission Performance Standards regulation. The Canadian Government has accepted Ontario’s program as an alternative to the federal program and the transition for Ontario facilities from the federal program to the Ontario program is expected to occur on January 1, 2022. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in Ontario.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The EPA proposed to revise its Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”), or Boiler MACT, in a notice published on August 24, 2020. The proposed rule is a response to two court decisions that remanded certain issues for further review by the EPA, and it includes revisions to 34 different emission limitations that could apply to some of the Company’s facilities. The EPA has indicated that it plans to issue the final rule in September 2021. Although the EPA has indicated that a small number of facilities may need to reduce emissions further compared to the current limits, the Company does not expect its facilities to be disproportionately affected compared to other U.S. pulp and paper producers.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17.

_________________

SEGMENT DISCLOSURES

Following the sale of the Company’s Personal Care business on March 1, 2021, the Company now operates as a single reportable segment as described below, which also represents its only operating segment:

•

Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, hardwood and fluff pulp, and high quality airlaid ultrathin laminated cores.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
SEGMENT DATA	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	$	$	$	$
Sales by product group
Communication papers	498	385	986	1,008
Specialty and packaging papers	145	127	282	277
Market pulp	357	278	665	525
Absorbent core materials	10	12	21	23
Consolidated sales	1,010	802	1,954	1,833
Operating income (loss) from continuing operations (1)
Pulp and Paper	95	3	107	7
Corporate	(27)	(7)	(37)	(12)
Consolidated operating income (loss) from continuing operations	68	(4)	70	(5)
Interest expense, net	20	15	35	29
Non-service components of net periodic benefit cost	(6)	(5)	(12)	(9)
Earnings (loss) before income taxes and equity loss	54	(14)	47	(25)
Income tax expense (benefit)	16	(11)	16	(8)
Equity method investment loss, net of taxes	—	—	—	1
Earnings (loss) from continuing operations	38	(3)	31	(18)
(Loss) earnings from discontinued operations, net of taxes	(1)	22	(23)	42
Net earnings	37	19	8	24

(1)

The Government of Canada created the Canada Emergency Wage Subsidy (“CEWS”) to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. For the six months ended June 30, 2021, the Company recognized $6 million as a reduction of costs related to this program (CDN $8 million) ($5 million in Cost of sales (CDN $6 million) and $1 million in Selling, general and administrative (CDN $2 million)).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18.

_________________

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The following information is presented as required under Rule 3-10 of Regulation S-X, in connection with the Company’s issuance of debt securities that are fully and unconditionally guaranteed by Domtar’s significant 100% owned domestic subsidiaries, including Domtar Paper Company, LLC, Domtar Industries LLC (and subsidiaries, excluding Domtar Funding LLC), Domtar A.W. LLC, and EAM Corporation, (“Guarantor Subsidiaries”), on a joint and several basis. The Guaranteed Debt is not guaranteed by certain of Domtar’s foreign and non-significant domestic subsidiaries, all 100% owned, (collectively the “Non-Guarantor Subsidiaries”). A subsidiary’s guarantee may be released in certain customary circumstances, such as if the subsidiary is sold or sells all of its assets, if the subsidiary’s guarantee of the Credit Agreement is terminated or released and if the requirements for legal defeasance to discharge the indenture have been satisfied.

Prior to the sale of the Company’s Personal Care Business on March 1, 2021, Attends Healthcare Products Inc., Associated Hygienic Products LLC and Home Delivery Incontinent Supplies Co, were Guarantor Subsidiaries.

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at June 30, 2021 and December 31, 2020, the Statements of Earnings and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 and the Statements of Cash Flows for the six months ended June 30, 2021 and 2020 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	June 30, 2021
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	857	415	(262)	1,010
Operating expenses
Cost of sales, excluding depreciation and amortization	—	728	323	(262)	789
Depreciation and amortization	—	38	15	—	53
Selling, general and administrative	(3)	(19)	90	—	68
Impairment of long-lived assets	—	1	—	—	1
Closure and restructuring costs	15	9	1	—	25
Asset conversion costs	—	5	—	—	5
Other operating loss (income), net	1	(2)	2	—	1
	13	760	431	(262)	942
Operating (loss) income	(13)	97	(16)	—	68
Interest expense (income), net	20	16	(16)	—	20
Non-service components of net periodic benefit cost	—	(3)	(3)	—	(6)
(Loss) earnings before income taxes	(33)	84	3	—	54
Income tax expense	—	16	—	—	16
Share in earnings of equity accounted investees	70	2	—	(72)	—
Earnings from continuing operations	37	70	3	(72)	38
Loss from discontinued operations, net of taxes	—	—	(1)	—	(1)
Net earnings	37	70	2	(72)	37
Other comprehensive income	38	30	13	(43)	38
Comprehensive income	75	100	15	(115)	75

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2021
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,671	818	(535)	1,954
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,487	646	(535)	1,598
Depreciation and amortization	—	76	31	—	107
Selling, general and administrative	(1)	10	123	—	132
Impairment of long-lived assets	—	7	—	—	7
Closure and restructuring costs	15	12	1	—	28
Asset conversion costs	—	13	—	—	13
Other operating (income) loss, net	(1)	(2)	2	—	(1)
	13	1,603	803	(535)	1,884
Operating (loss) income	(13)	68	15	—	70
Interest expense (income), net	36	30	(31)	—	35
Non-service components of net periodic benefit cost	—	(5)	(7)	—	(12)
(Loss) earnings before income taxes	(49)	43	53	—	47
Income tax (benefit) expense	(9)	11	14	—	16
Share in earnings of equity accounted investees	61	45	—	(106)	—
Earnings from continuing operations	21	77	39	(106)	31
(Loss) earnings from discontinued operations, net of taxes	(13)	(16)	6	—	(23)
Net earnings	8	61	45	(106)	8
Other comprehensive income	122	112	89	(201)	122
Comprehensive income	130	173	134	(307)	130

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	June 30, 2020
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
(LOSS) AND COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	703	315	(216)	802
Operating expenses
Cost of sales, excluding depreciation and amortization	—	665	244	(216)	693
Depreciation and amortization	—	42	14	—	56
Selling, general and administrative	3	27	31	—	61
Closure and restructuring costs	—	1	—	—	1
Other operating loss (income), net	1	—	(6)	—	(5)
	4	735	283	(216)	806
Operating (loss) income	(4)	(32)	32	—	(4)
Interest expense (income), net	16	19	(20)	—	15
Non-service components of net periodic benefit cost	—	(3)	(2)	—	(5)
(Loss) earnings before income taxes	(20)	(48)	54	—	(14)
Income tax (benefit) expense	(92)	53	28	—	(11)
Share in earnings of equity accounted investees	(53)	(112)	—	165	—
Earnings (loss) from continuing operations	19	(213)	26	165	(3)
Earnings (loss) from discontinued operations, net of taxes	—	160	(138)	—	22
Net earnings (loss)	19	(53)	(112)	165	19
Other comprehensive income	76	74	40	(114)	76
Comprehensive income (loss)	95	21	(72)	51	95

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2020
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
(LOSS) AND COMPREHENSIVE LOSS	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	1,613	664	(444)	1,833
Operating expenses
Cost of sales, excluding depreciation and amortization	—	1,509	534	(444)	1,599
Depreciation and amortization	—	85	29	—	114
Selling, general and administrative	5	31	91	—	127
Closure and restructuring costs	—	1	—	—	1
Other operating loss (income), net	1	3	(7)	—	(3)
	6	1,629	647	(444)	1,838
Operating (loss) income	(6)	(16)	17	—	(5)
Interest expense (income), net	32	38	(41)	—	29
Non-service components of net periodic benefit cost	—	(4)	(5)	—	(9)
(Loss) earnings before income taxes and equity loss	(38)	(50)	63	—	(25)
Income tax (benefit) expense	(94)	60	26	—	(8)
Equity method investment loss, net of taxes	—	1	—	—	1
Share in earnings of equity accounted investees	(32)	(86)	—	118	—
Earnings (loss) from continuing operations	24	(197)	37	118	(18)
Earnings (loss) from discontinued operations, net of taxes	—	165	(123)	—	42
Net earnings (loss)	24	(32)	(86)	118	24
Other comprehensive loss	(39)	(43)	(33)	76	(39)
Comprehensive loss	(15)	(75)	(119)	194	(15)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	June 30, 2021
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	331	8	7	—	346
Receivables	1	109	410	—	520
Inventories	—	396	221	—	617
Prepaid expenses	15	44	8	—	67
Income and other taxes receivable	44	—	16	(16)	44
Intercompany accounts	1,080	1,237	730	(3,047)	—
Total current assets	1,471	1,794	1,392	(3,063)	1,594
Property, plant and equipment, net	—	1,361	679	—	2,040
Operating lease right-of-use assets	—	41	9	—	50
Intangible assets, net	—	24	5	—	29
Investments in affiliates	2,846	1,825	—	(4,671)	—
Intercompany long-term advances	5	—	1,266	(1,271)	—
Other assets	28	40	153	(12)	209
Total assets	4,350	5,085	3,504	(9,017)	3,922
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	18	363	158	—	539
Intercompany accounts	1,028	780	1,239	(3,047)	—
Income and other taxes payable	3	24	8	(16)	19
Operating lease liabilities due within one year	—	15	4	—	19
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	1,049	1,182	1,410	(3,063)	578
Long-term debt	495	—	8	—	503
Operating lease liabilities	—	39	5	—	44
Intercompany long-term loans	602	669	—	(1,271)	—
Deferred income taxes and other	3	251	92	(12)	334
Other liabilities and deferred credits	28	98	164	—	290
Shareholders' equity	2,173	2,846	1,825	(4,671)	2,173
Total liabilities and shareholders' equity	4,350	5,085	3,504	(9,017)	3,922

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the six months ended
	June 30, 2021
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	8	61	45	(106)	8
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(48)	59	(35)	106	82
Cash flows (used for) provided from operating activities	(40)	120	10	—	90
Investing activities
Additions to property, plant and equipment	—	(97)	(25)	—	(122)
Proceeds from disposals of property, plant and equipment	—	1	—	—	1
Proceeds from sale of business, net of cash disposed	—	—	897	—	897
Cash flows (used for) provided from investing activities	—	(96)	872	—	776
Financing activities
Stock repurchase	(223)	—	—	—	(223)
Repayments of long-term debt, including make-whole premium	(605)	—	(1)	—	(606)
Increase in long-term advances to related parties	—	(21)	(970)	991	—
Decrease in long-term advances to related parties	991	—	—	(991)	—
Cash flows provided from (used for) financing activities	163	(21)	(971)	—	(829)
Net increase (decrease) in cash and cash equivalents	123	3	(89)	—	37
Cash and cash equivalents at beginning of period	208	5	96	—	309
Cash and cash equivalents at end of period	331	8	7	—	346

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “outlook”, “Forward-looking statements”, as well as in Item 1A, Risk Factors, in Part II, of this report. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Domtar Corporation’s common stock is listed on the New York Stock Exchange and the Toronto Stock Exchange. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and six months ended June 30, 2021 and June 30, 2020. The three month and six month periods are also referred to as the second quarter and first half of 2021 and 2020. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 in this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and six month periods ended June 30, 2021
•	COVID-19 Update and Outlook
•	Cost Reduction Program
•	Review of Continuing Operations
•	Discontinued Operations of our Personal Care Business
•	Liquidity and Capital Resources

Paper Excellence to Acquire Domtar Corporation

On May 10, 2021, Domtar and Paper Excellence, a global diversified manufacturer of pulp and specialty, printing, writing, and packaging papers, entered into a business combination transaction (the “Paper Excellence transaction” or “transaction”) under which the Paper Excellence group of companies will acquire all of the issued and outstanding shares of Domtar common stock for $55.50 per share, in cash. The all-cash transaction represents an enterprise value of approximately $3 billion. After the transaction closes, Paper Excellence intends to continue the operations of Domtar as a stand-alone business entity. As such, Domtar will continue to be led by its management team and Paper Excellence plans to retain its corporate and production locations. The transaction is expected to close in the second half of 2021, subject to receipt of the required regulatory approvals and other customary closing conditions. On July 29, 2021, Domtar’s shareholders approved the transaction. During the second quarter of 2021, we recorded $18 million of transaction fees under Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Restart of the paper machine at our Ashdown, Arkansas mill

On July 15, 2021, we announced our intention to restart the paper machine at our Ashdown, Arkansas mill to add an additional 185,000 tons per year of uncoated freesheet production capacity to our manufacturing network. The increase is necessary to meet growing customer demand as the economy recovers from the COVID-19 pandemic. The additional paper capacity will also result in a capacity reduction of 185,000 ADMT per year of baled SBSK pulp at the mill. However, it will not impact Ashdown's fluff pulp production capacity, or our commitment to serving our key hygiene customers around the world. Additionally, we have a dedicated team developing a kraft linerboard project for our Ashdown mill, and the decision to restart the paper machine will not impact our intention to produce containerboard and other packaging products at the facility. The machine is expected to resume full operation in January 2022 following a period of time to ramp up to full production. We estimate the restart will cost approximately $10 million.

Sale of Personal Care Business

On March 1, 2021, we completed the previously announced sale of our Personal Care business to American Industrial Partners (“AIP”) for a purchase price of $920 million in cash, including elements of working capital estimated at $130 million, subject to customary adjustments. We received a net amount of $897 million, which represents the selling price minus the estimated settlements of the net indebtedness and other elements of working capital adjustments. For financial reporting purposes, our former Personal Care business is presented as a discontinued operation. For more information, refer to Item 1, Financial Statements and Supplemental Data, under Note 3, “Discontinued Operations”.

OVERVIEW

We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers. The foundation of our business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. Approximately 40% of our pulp production is consumed internally to manufacture paper, with the balance sold as market pulp. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. To learn more, visit www.domtar.com.

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

Conversion of our Kingsport, Tennessee mill

We plan to enter the linerboard market with the conversion of our Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the end of 2022.

We estimate the conversion cost to be approximately $350 million. Once fully operational, the mill is expected to be a low-cost, first quartile recycled linerboard facility in North America. The converted mill is expected to directly employ approximately 160 employees.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2021

•	Operating income and net earnings increased by 1800% and 95%, respectively, from the second quarter of 2020
•	We reported earnings from continuing operations of $38 million compared to a loss from continuing operations of $3 million in the second quarter of 2020
•

Sales increased by 26% from the second quarter of 2020. Our net average selling prices for pulp and paper were up from the second quarter of 2020. Our manufacturing paper volumes were up, while our pulp volumes were slightly down, when compared to the second quarter of 2020

•

Recognition of closure and restructuring charges and asset conversion costs of $25 million and $5 million respectively, related mostly to the Paper Excellence transaction, our cost reduction program and our previously announced decision to repurpose assets at our Kingsport mill

•	Repaid $311 million of outstanding indebtedness under our 4.4% Notes, including make-whole premium of $11 million

HIGHLIGHTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2021

•	Operating income increased by 1500% while net earnings decreased by 67%, respectively, from the first half of 2020
•	We reported earnings from continuing operations of $31 million compared to a loss from continuing operations of $18 million in the first half of 2020
•	Loss from discontinued operations, net of taxes amounted to $23 million in the first half of 2021, including a net loss on disposition from discontinued operations of $33 million
•

Sales increased by 7% from the first half of 2020. Our net average selling prices for pulp and paper and our pulp volumes were up while our manufacturing paper volumes were down from the first half of 2020

•

Recognition of closure and restructuring charges and asset conversion costs of $28 million and $13 million respectively, related mostly to the Paper Excellence transaction, our cost reduction program and our previously announced decision to repurpose assets at our Kingsport mill

•	Repaid $605 million of outstanding indebtedness under our 4.4% Notes and Term Loan Agreement, including make-whole premium of $11 million and repurchased $223 million of our common stock

	Three months ended				Six months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	June 30, 2021	June 30, 2020	$	%	June 30, 2021	June 30, 2020	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,010	$802	$208	26%	$1,954	$1,833	$121	7%
Operating income (loss)
Pulp and Paper	95	3	92	3067%	107	7	100	1429%
Corporate	(27)	(7)	(20)	(286%)	(37)	(12)	(25)	(208%)
Operating income (loss)	68	(4)	72	1800%	70	(5)	75	1500%
Earnings (loss) from continuing operations	38	(3)	41	1367%	31	(18)	49	(272%)
(Loss) earnings from discontinued operations, net of taxes	(1)	22	(23)	(105%)	(23)	42	(65)	(155%)
Net earnings	37	19	18	95%	8	24	(16)	(67%)
Basic net earnings per common share (in dollars) (a):
Earnings (loss) from continuing operations	$0.76	$(0.05)	$0.81		0.59	(0.32)	$0.91
(Loss) earnings from discontinued operations	$(0.02)	$0.39	$(0.41)		(0.44)	0.75	$(1.19)
Basic net earnings	$0.74	$0.34	$0.40		0.15	0.43	$(0.28)
Diluted net earnings per common share (in dollars) (a):
Earnings (loss) from continuing operations	$0.75	$(0.05)	$0.80		0.59	(0.32)	$0.91
(Loss) earnings from discontinued operations	$(0.02)	$0.39	$(0.41)		(0.44)	0.75	$(1.19)
Diluted net earnings	$0.73	$0.34	$0.39		0.15	0.43	$(0.28)

							At June 30, 2021	At December 31, 2020
Total assets							$3,922	$4,856
Total long-term debt, including current portion							$504	$1,097

(a)	See Note 6 “Earnings per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings per common share.

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

We took a variety of actions during 2020 and 2021 to help mitigate the financial impact, including a cost reduction program, reducing our capital spending, suspended our regular quarterly dividend, and proactively managing our working capital.

Our focus has been on the health and safety of our employees throughout the pandemic and we will continue to maintain the safety protocols we established. As guidance from authorities such as the U.S. Centers for Disease Control evolves, we will update our practices accordingly, as we have done throughout the pandemic.

Our operations are essential services in the jurisdictions where we operate. Certain of our paper products are used in the testing for COVID-19 as well as for personal protection medical gowns. Beginning in April 2020, we saw a significant decline in demand for our paper, largely due to work-from-home rules and the overall economic slowdown. In the second quarter of 2021, there has been an increase in demand for our paper as the economy recovers from the effects of the COVID-19 pandemic. In response to the increase, on July 15, 2021, we announced the restart of the paper machine at our Ashdown, Arkansas mill, discussed above. For the second quarter of 2021, our paper shipments were higher by approximately 20% when compared to the second quarter of 2020.

The Government of Canada created the Canada Emergency Wage Subsidy (“CEWS”) to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. For the six months ended June 30, 2021, we recognized $6 million as a reduction of costs related to this program (CDN $8 million) ($5 million in Cost of sales (CDN $6 million) and $1 million in Selling, general and administrative (CDN $2 million)).

OUTLOOK

Paper demand will remain dependent upon recovery from COVID-19, but demand is expected to accelerate as people return to offices and schools. We expect to sell all paper production for the balance of the year. Near-term pulp markets should remain balanced due to steady demand growth and limited new supply. Paper prices are expected to continue to increase following recently announced price increases while pulp prices are expected to see some seasonal volatility. Overall raw material costs are expected to remain stable while freight costs will increase.

COST REDUCTION PROGRAM

On August 7, 2020, we announced the implementation of a cost reduction program, targeting $200 million in annual run-rate cost savings to be realized by the end of 2021. As of June 30, 2021, we have achieved and closed our cost reduction program. The goal of the program was to build a stronger business operation, enhance our cost efficiency, improve operating margins and maximize productivity and cash flow. The costs saving initiatives included capacity reduction and asset closures, mill-level cost savings and rightsizing support functions.

Our cost reduction program included the permanent closure of the uncoated freesheet manufacturing at our Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at our Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. Additionally, on May 7, 2021, we announced the closure of our converting center in Dallas, Texas. These actions reduced our annual uncoated freesheet paper capacity by approximately 721,000 short tons and resulted in a workforce reduction of approximately 750 employees. Our Ridgefields converting center ceased operations at the end of the third quarter of 2020, our Port Huron mill ceased operations in the first quarter of 2021 and our Dallas converting center ceased operations at the beginning of July 2021.

For the three and six months ended June 30, 2021, we recorded $1 million and $7 million, respectively, of accelerated depreciation under Impairment of long-lived assets, $1 million and $4 million, respectively, of severance and termination costs, $1 million and $1 million, respectively, of pension settlement loss and $5 million and $5 million, respectively, of other costs under Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss). Additionally, we recorded $5 million and $13 million, respectively, under Asset Conversion Costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss) as part of the conversion of our Kingsport, Tennessee mill to a linerboard facility.

REVIEW OF OPERATIONS

This section presents a discussion and analysis of our second quarter and first half of 2021 and 2020 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
	Three months ended				Six months ended
			Variance				Variance
	June 30, 2021	June 30, 2020	$	%	June 30, 2021	June 30, 2020	$	%
Sales	1,010	802	208	26%	1,954	1,833	121	7%

Shipments
Paper - manufactured (in thousands of ST)	549	459	90	20%	1,095	1,138	(43)	(4%)
Communication Papers	454	366	88	24%	907	935	(28)	(3%)
Specialty and Packaging papers	95	93	2	2%	188	203	(15)	(7%)
Paper - sourced from third parties (in thousands of ST)	18	12	6	50%	36	34	2	6%
Paper - total (in thousands of ST)	567	471	96	20%	1,131	1,172	(41)	(3%)
Pulp (in thousands of ADMT)	454	459	(5)	(1%)	935	881	54	6%

ANALYSIS OF CHANGES IN SALES
	Second quarter of 2021 versus Second quarter of 2020			First half of 2021 versus First half of 2020
	% Change in Sales due to			% Change in Sales due to
	Net Price	Volume / Mix	Total	Net Price	Volume / Mix	Total
Sales	13%	13%	26%	8%	(1%)	7%

Sales in the second quarter of 2021 increased by $208 million, or 26%, when compared to sales in the second quarter of 2020. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper and an increase in our paper sales volume as the economy recovers from the effects of the pandemic. This increase was partially offset by a decrease in our pulp sales volumes.

Sales in the first half of 2021 increased by $121 million, or 7% when compared to sales in the first half of 2020. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper and our pulp sales volumes. This increase was partially offset by a decrease in our paper sales volumes as a result of work-from-home rules and the overall economic slowdown due to the pandemic in the early 2021.

ANALYSIS OF CHANGES IN OPERATING INCOME (LOSS)

Second quarter of 2021 versus Second quarter of 2020

	$ Change in Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring/ Conversion (d)	Other Income/ Expense (e)	Total
Pulp and Paper	18	107	4	(21)	(2)	4	(12)	(6)	92
Corporate	—	—	—	(3)	—	—	(17)	—	(20)
Operating income (loss)	18	107	4	(24)	(2)	4	(29)	(6)	72

(a)	Includes raw materials (such as fiber and chemicals) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $5 million in the second quarter of 2021, excluding foreign currency impact and we recorded $1 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program. There were no accelerated depreciation charges in the second quarter of 2020.

(d)

We recorded $25 million of restructuring charges in the second quarter of 2021 related to transaction fees for the Paper Excellence transaction and our cost reduction program, compared to $1 million in the second quarter of 2020. We also recorded $5 million of asset conversion costs at our Kingsport mill as part of the conversion to a linerboard facility.

(e)Second quarter of 2021 other operating income/expense includes:	Second quarter of 2020 other operating income/expense includes:
- Foreign currency loss on working capital items ($1 million)	- Income from termination of non-production agreement ($7 million) - Bad debt expense ($1 million) - Foreign currency loss on working capital items ($1 million)

Commentary – Second quarter of 2021 compared to Second quarter of 2020

Operating income in our Pulp and Paper segment amounted to $95 million in the second quarter of 2021, an increase of $92 million, when compared to operating income of $3 million in the second quarter of 2020. Our results were positively impacted by:

•	Higher net average selling prices for pulp and paper ($107 million)
•	Higher volume and mix ($18 million)
•	Lower input costs ($4 million) mostly related to favorable market conditions for fiber
•

Lower depreciation/impairment charges ($4 million). Depreciation charges were lower by $5 million when compared to the second quarter of 2020. We recorded $1 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program in the second quarter of 2021 and there were no accelerated depreciation charges in the second quarter of 2020

These increases were partially offset by:

•

Higher operating expenses ($21 million) mostly related to lower amounts recognized from the CEWS in the second quarter of 2021, higher maintenance in part due to the timing of some major maintenance and higher freight costs. This increase was partially offset by higher production

•

Higher restructuring and conversion charges ($12 million) in the second quarter of 2021 mostly related to our cost reduction program including the conversion of our Kingsport mill to a linerboard facility. We recorded $1 million of restructuring charges or conversion costs in the second quarter of 2020.

•	Lower other income ($6 million)
•	Negative impact of a stronger Canadian dollar on our Canadian dollar denominated expenses, net of our hedging program ($2 million)

OTHER FACTORS

Corporate

We incurred $27 million of corporate charges in the second quarter of 2021, an increase of $20 million compared to corporate charges of $7 million in the second quarter of 2020. This increase was mostly due to transaction fees for the Paper Excellence transaction. There were no restructuring charges in the second quarter of 2020. SG&A expenses were higher in the second quarter of 2021 mostly due to higher variable compensation when compared to the second quarter of 2020.

Interest Expense, net

We incurred $20 million of net interest expense in the second quarter of 2021, an increase of $5 million compared to net interest expense of $15 million in the second quarter of 2020. We paid $11 million in make-whole premium fees related to the early retirement of the 4.4% Notes originally due March 2022, in the second quarter of 2021. This was partially offset by lower interest on the 4.4% Notes due to the early retirement in April 2021 as well as lower interest on the Term loan due to the early repayment in the March 2021.

Income Taxes

For the second quarter of 2021, our income tax expense was $16 million, consisting of a current income tax expense of $16 million and no deferred income tax expense. This compares to an income tax benefit of $11 million in the second quarter of 2020, consisting of a current income tax benefit of $2 million and a deferred income tax benefit of $9 million. We made income tax payments, net of refunds, of $8 million during the second quarter of 2021. The effective tax rate for the second quarter of 2021 was 30% compared with an effective tax rate of 79% in the second quarter of 2020. The effective tax rate for the second quarter of 2021 was impacted by certain transaction costs incurred during the quarter related to our potential acquisition by Paper Excellence which provided no tax benefit. Our tax provision for interim periods is determined using an estimate of the annual effective tax rate and then adjusting for discrete items arising in that quarter. In each interim quarter we update the estimate of the annual effective tax rate and, if the estimated annual tax rate changes, make a cumulative adjustment in that quarter. The effective tax rate for the second quarter of 2020 was significantly impacted by such an adjustment. The effective tax rate for the second quarter of 2020 was also favorably impacted by our recognition of additional tax credits in various jurisdictions, as well as by the CARES Act, which granted the ability to carry back tax losses generated in the U.S. in 2020 to a tax year with a higher statutory tax rate.

First half of 2021 versus First half of 2020
By Business Segment
	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring/ Conversion (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(10)	134	(11)	10	1	2	(22)	(4)	100
Corporate	—	—	—	(6)	(3)	—	(18)	2	(25)
Operating income (loss)	(10)	134	(11)	4	(2)	2	(40)	(2)	75

(a)	Includes raw materials (such as fiber and chemicals) and energy costs.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

Depreciation charges were lower by $9 million in the first half of 2021, excluding foreign currency impact and we recorded $7 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program. There were no accelerated depreciation charges in the first half of 2020.

(d)

We recorded $28 million of restructuring charges in the first half of 2021 related to transaction fees for the Paper Excellence transaction and our cost reduction program. We recorded $1 million of restructuring charges in the first half of 2020. We also recorded $13 million of asset conversion costs at our Kingsport mill as part of the conversion to a linerboard facility in the first half of 2021.

(e) First half of 2021 other operating income/ expense includes:	First half of 2020 other operating income/ expense includes:
- Bad debt recovery ($2 million) - Foreign currency loss on working capital items ($2 million) - Environmental provision ($1 million) - Other income ($2 million)

- Income from termination of non-production agreement

($7 million)

- Foreign currency gain on working capital items ($1 million)

- Bad debt expense ($5 million)

- Environmental provision ($1 million)

- Other income ($1 million)

Commentary – First half of 2021 compared to first half of 2020

Operating income in our Pulp and Paper segment amounted to $107 million in the first half of 2021, an increase of $100 million, when compared to operating income of $7 million in the first half of 2020. Our results were positively impacted by:

•	Higher net average selling prices for pulp and paper ($134 million)
•

Lower operating expenses ($10 million) mostly related to lower maintenance costs in part due to the timing of some major maintenance, and lower costs due to our 2020 cost reduction program, including lower salaries and wages. Partially offset by higher freight costs

•

Lower depreciation/impairment charges ($2 million). Depreciation charges were lower by $9 million when compared to the first half of 2020. We recorded $7 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program in the first half of 2021 and there were no accelerated depreciation charges in the first half of 2020.

•	Positive impact of our foreign currency hedging program partially offset by a stronger Canadian dollar on our Canadian dollar denominated expenses ($1 million)

These increases were partially offset by:

•

Higher restructuring and conversion charges ($22 million) in the first half of 2021 mostly related to our cost reduction program including the conversion of our Kingsport mill to a linerboard facility. We recorded $1 million of restructuring charges or conversion costs in the first half of 2020

•

Higher input costs ($11 million) mostly related to higher cost of chemicals due to a business acquisition in the second quarter of 2020, unfavorable market conditions as well as higher energy costs mostly due to severe weather issues in the first quarter of 2021

•	Lower volume and mix ($10 million)
•	Lower other income ($4 million)

OTHER FACTORS

Corporate

We incurred $37 million of corporate charges in the first half of 2021, an increase of $25 million compared to corporate charges of $12 million in the first half of 2020. This increase was mostly due to transaction fees incurred for the Paper Excellence transaction. There were no restructuring charges in the first half of 2020. SG&A expenses were higher in the first half of 2021 mostly due to higher variable compensation when compared to the first half of 2020.

Interest Expense, net

We incurred $35 million of net interest expense in the first half of 2021, an increase of $6 million compared to net interest expense of $29 million in the first half of 2020. We paid $11 million in make-whole premium fees related to the early retirement of the 4.4% Notes originally due March 2022 and wrote-off $2 million of unamortized debt issuance costs related to the repayment of the Term Loan in the second quarter of 2021. This was partially offset by lower interest on the 4.4% Notes due to the early retirement.

Income Taxes

For the first six months of 2021, our income tax expense was $16 million, consisting of a current income tax expense of $15 million and a deferred income tax expense of $1 million. This compares to an income tax benefit of $8 million in the first six months of 2020, consisting of a current income tax benefit of $5 million and a deferred income tax benefit of $3 million. We made income tax payments, net of refunds, of $1 million during the first six months of 2021. The effective tax rate was 34% compared to an effective tax rate of 32% in the first six months of 2020. The effective tax rate for the first six months of 2021 was significantly impacted by certain transaction costs incurred during the period related to our potential acquisition by Paper Excellence which provide no tax benefit. The effective tax rate for the first six months of 2020 was significantly impacted by our mix of earnings or loss in our major jurisdictions, by our recognition of additional tax credits in various jurisdictions, and by our ability to carry back U.S. tax losses generated in 2020 to a tax year with a higher statutory tax rate. These favorable impacts were partially offset by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits.

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

The high degree of uncertainty and volatility day-to-day and the longer-term potential impacts of the economic slowdown remain unclear. Paper demand will remain dependent upon recovery from COVID-19, but demand is expected to continue to rebound through the year as people return to schools and offices. We expect to sell all paper production for the balance of the year. Near-term pulp markets should remain balanced due to steady demand growth and limited new supply. Paper prices are expected to continue to increase following recently announced price increases while pulp prices are expected to see some seasonal volatility. Overall raw material costs are expected to remain stable while freight costs will increase.

DISCONTINUED OPERATION

On March 1, 2021, we completed the sale of our Personal Care business. Its results of operations are reported as discontinued operations for all periods presented. For the first half of 2021, we reported a loss from discontinued operations, net of taxes, of $23 million (first half of 2020 – earnings from discontinued operations, net of taxes of $42 million). For more information, refer to Item 1, Financial Statements and Supplemental Data, under Note 3, “Discontinued Operations”.

 STOCK-BASED COMPENSATION EXPENSE

For the first half of 2021, stock-based compensation expense recognized in our results from continuing and discontinued operations was $6 million for all outstanding awards which includes the mark-to-market recovery, net of hedging, related to liability awards of $1 million. This compares to a stock-based compensation expense of nil from continuing and discontinued operations for all outstanding awards which includes the mark-to-market recovery, net of hedging, related to liability awards of $9 million in the first half of 2020. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $700 million credit facility, of which $672 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $111 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities, including discontinued operations, totaled $90 million in the first half of 2021, a $65 million decrease compared to cash flows from operating activities of $155 million in the first half of 2020. This decrease in cash flows from operating activities is primarily due to an increase in working capital requirements as well as a decrease in profitability. We made income tax payments, net of refunds, of $1 million during the first half of 2021 compared to income tax refunds, net of payments, of $24 million in the first half of 2020.

Investing Activities

Cash flows provided from investing activities, including discontinued operations in the first half of 2021 amounted to $776 million, a $908 million increase compared to cash flows used for investing activities of $132 million in the first half of 2020.

The source of cash provided from investing activities in the first half of 2021 was attributable to the proceeds from the sale of our Personal Care business ($897 million) and was partially offset by the additions to property, plant and equipment of $122 million.

The use of cash in the first half of 2020 was attributable to additions to property, plant and equipment of $102 million and the acquisition of the Appvion Point of Sale Business in the second quarter of 2020 ($30 million).

Our annual capital expenditures for 2021 should increase mostly due to our Kingsport mill conversion and are expected to be between $310 million and $330 million.

Financing Activities

Cash flows used for financing activities, including discontinued operations, totaled $829 million in the first half of 2021 compared to cash flows provided from financing activities of $41 million in the first half of 2020.

The use of cash flows for financing activities in the first half of 2021, was mostly due from the early repayment of the Term Loan and 4.4% Notes, including the make-whole premium ($605 million) as well as for the repurchase of our common stock ($223 million) of which a $200 million payment was made under the ASR agreement.

The primary source of cash flows provided from financing activities in the first half of 2020, was from proceeds of the Term Loan in the first half of 2020 ($300 million). This was partially offset by the decrease in borrowings under our credit facilities (revolver and receivables securitization) ($135 million), the repurchase of our common stock ($59 million), dividend payments ($51 million) and a decrease in bank indebtedness ($10 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $158 million as of June 30, 2021 compared to $788 million as of December 31, 2020.

Use of proceeds from the sale of our Personal Care business

On April 8, 2021, we redeemed the 4.4% Notes, originally due in March 2022, at a redemption price of 100% of the principal amount of $300 million, plus accrued and unpaid interest, as well as a make-whole premium of $11 million. The debt extinguishment as well as the related loss on debt extinguishment was recognized in the second quarter of 2021.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At June 30, 2021 and June 30, 2020, we were in compliance with these financial covenants, and had no borrowings under the Credit Agreement (June 30, 2020 – nil). At June 30, 2021 and June 30, 2020, we had $28 million and $49 million, respectively, of outstanding letters of credit, leaving $672 million unused and available under this facility (June 30, 2020 – $651 million).

This agreement will terminate upon completion of the Paper Excellence transaction, to be replaced by other financing arrangements.

 Receivables Securitization

We have a $150 million receivables securitization facility that matures in November 2021.

At June 30, 2021, we had no borrowings under the receivables securitization facility and $28 million of outstanding letters of credit under the program (June 30, 2020 – nil and nil, respectively). The program contains certain termination events, which include, but are not limited to, matters related to receivable performance, certain defaults occurring under the Credit Agreement or our failure to repay or satisfy material obligations. At June 30, 2021, we had $111 million unused and available under the receivable securitization facility.

This agreement will terminate upon completion of the Paper Excellence transaction, to be replaced by another financing arrangement.

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

Due to the Paper Excellence transaction, we have discontinued further share repurchases.

On March 2, 2021, we entered into an ASR agreement under which we paid an aggregate of $200 million and received an aggregate initial share delivery of 4,430,906 shares of our common stock, which were immediately retired. The final number of shares to be repurchased under the ASR agreement and the average price paid per share will be determined upon settlement of the agreement during the third quarter of 2021. Based upon the current share price, we expect to make an additional payment of approximately $16 million, with no additional shares being delivered. For more information, refer to item 1, Financial Statements and Supplemental Data, under Note 15, “Shareholders’ Equity”.

During 2020, we declared one quarterly dividend of $0.455 per share, to holders of our common stock. Total dividends aggregating $25 million were paid on April 15, 2020 to shareholders of record as of April 2, 2020.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2021, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2021, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance, liquidity and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on our results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core North American market;
•	our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions or divestitures, including facility closures;
•	conversion costs in excess of our expectations and demand for linerboard;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the general economy, particularly in the U.S., and Canada;
•	performance of our manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	cyberattacks or other security breaches;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of long-lived assets, inventory, accounts receivable or other assets or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;
•	the effect of timing of retirements and changes in the market price of Domtar Corporation’s common stock on charges for stock-based compensation;
•	performance of pension fund investments and related derivatives, if any;
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There has not been any material change in our exposure to market risk since December 31, 2020. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 5 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2021, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

The proposed business combination transaction of the Company with Paper Excellence (the “Paper Excellence transaction” or “transaction”), is subject to certain closing conditions that, if not satisfied or waived, will result in the transaction not being completed, which may cause the market price of the Company’s common stock to decline.

The Paper Excellence transaction is subject to customary conditions to closing, including the receipt of required regulatory approvals and other customary closing conditions. If any condition to the transaction is not satisfied or, if permissible, waived, the transaction will not be completed. In addition, Paper Excellence and the Company may terminate the transaction in certain circumstances. If Paper Excellence and the Company do not complete the transaction, the market price of the Company’s Common Stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the transaction will be completed. The Company will also be obligated to pay certain fees and expenses in connection with the transaction, whether or not the transaction is completed. In addition, the Company has diverted significant management resources in an effort to complete the transaction and is subject to restrictions contained in the agreement on the conduct of its business. If the transaction is not completed, the Company will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Further, in specified circumstances, the Company may be required to pay Paper Excellence a Company Termination Fee of up to $83 million if the transaction is terminated.

Whether or not the Paper Excellence transaction is completed, the announcement and pendency of the transaction could cause disruptions in the businesses of the Company, which could have an adverse effect on our business and financial results.

Whether or not the Paper Excellence transaction is completed, the announcement and pendency of the transaction could cause disruptions in the businesses of the Company. Specifically:

×

the announcement of the transaction could have an adverse effect on the ability of the Company to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom the Company does business;

×	the announcement of the transaction could have an adverse effect on the Company’s operating results and business generally;
×	the transaction could disrupt current plans and operations of the Company and could result in potential difficulties in employee retention as a result of the transaction; and
×	the outcome of any legal proceedings related to the transaction could have an adverse effect on the business and financial results of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2021, we did not repurchase any shares under our share repurchase program (the “Program”). As of June 30, 2021, we have $121 million of remaining availability under our Program.

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

Due to the Paper Excellence transaction, we have discontinued our share repurchase program.

In March 2021, we entered into an ASR agreement under which we paid an aggregate of $200 million and received an aggregate initial share delivery of 4,430,906 shares of our common stock, which were immediately retired. The final number of shares to be repurchased under the ASR agreement and the average price paid per share will be determined upon settlement of the agreement during the third quarter of 2021. Based upon the current share price, we expect to make an additional payment of approximately $16 million, with no additional shares being delivered. For more information, refer to Item 1, Financial Statements and Supplemental Data, under Note 15, “Shareholders’ Equity”.

During the first half of 2021, in addition to the ASR, we repurchased 629,959 shares at an average price of $35.72 for a total cost of $23 million.

During the first half of 2020, we repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference to:

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Amendment No. 2 to the Securities Purchase Agreement among Domtar AI Inc, Domtar Luxembourg Investments SARL, Domtar Corporation and Journey Personal Care Corp. dated as of January 7, 2021

2.2	Agreement of Plan of Merger among Domtar Corporation, Karta Halten B.V., and Pearl Merger Sub Inc. and Paper Excellence B.V. and Hervey Investments B.V. dated as of May 10, 2021	8-K	2.1	05/12/2021

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 5, 2021

By:	/s/ Daniel Buron
Daniel Buron
Executive Vice-President and Chief Financial Officer

By:	/s/ Josée Mireault
Josée Mireault
Director, Corporate Law and Assistant Secretary