Form 10-Q
period 2021-09-30
Domtar CORP
filed 2021-11-04
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

At October 31, 2021, 50,379,090 shares of the issuer’s common stock were outstanding.

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2021

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(Unaudited)
	$	$	$	$
Sales	1,031	899	2,985	2,732
Operating expenses
Cost of sales, excluding depreciation and amortization	802	750	2,400	2,349
Depreciation and amortization	53	56	160	170
Selling, general and administrative	70	66	202	193
Impairment of long-lived assets (NOTE 12)	1	111	8	111
Closure and restructuring costs (NOTE 12)	5	68	33	69
Asset conversion costs (NOTE 12)	9	—	22	—
Other operating income, net (NOTE 8)	(5)	—	(6)	(3)
	935	1,051	2,819	2,889
Operating income (loss)	96	(152)	166	(157)
Interest expense, net	7	14	42	43
Non-service components of net periodic benefit cost (NOTE 7)	(7)	(4)	(19)	(13)
Earnings (loss) before income taxes and equity loss	96	(162)	143	(187)
Income tax expense (benefit) (NOTE 9)	22	(52)	38	(60)
Equity method investment loss, net of taxes	—	1	—	2
Earnings (loss) from continuing operations	74	(111)	105	(129)
Earnings (loss) from discontinued operations, net of taxes (NOTE 3)	—	19	(23)	61
Net earnings (loss)	74	(92)	82	(68)
Per common share (in dollars) (NOTE 6)
Basic net earnings (loss)
Earnings (loss) from continuing operations	1.47	(2.01)	2.04	(2.33)
Earnings (loss) from discontinued operations	—	0.34	(0.44)	1.10
Basic net earnings (loss)	1.47	(1.67)	1.60	(1.23)
Diluted net earnings (loss)
Earnings (loss) from continuing operations	1.46	(2.01)	2.03	(2.33)
Earnings (loss) from discontinued operations	—	0.34	(0.44)	1.10
Diluted net earnings (loss)	1.46	(1.67)	1.59	(1.23)
Weighted average number of common shares outstanding (millions)
Basic	50.4	55.2	51.4	55.5
Diluted	50.7	55.2	51.6	55.5

Cash dividends per common share	—	—	—	0.91

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(Unaudited)
	$	$	$	$
Net earnings (loss)	74	(92)	82	(68)
Other comprehensive (loss) income (NOTE 14):
Net derivative gains (losses) on cash flow hedges:
Net gains arising during the period, net of tax of nil and $(8), respectively (2020 – $(7) and nil, respectively)	—	20	27	—
Less: Reclassification adjustment for (gains) losses included in net earnings (loss), net of tax of $3 and $5, respectively (2020 – $(1) and $(5), respectively)	(11)	1	(25)	14
Foreign currency translation adjustments	(21)	40	63	5
Change in unrecognized gains (losses) and prior service cost related to pension and post-retirement benefit plans, net of tax of $(3) and $(11), respectively (2020 – $12 and $11, respectively)	12	(38)	37	(35)
Other comprehensive (loss) income	(20)	23	102	(16)
Comprehensive income (loss)	54	(69)	184	(84)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2021	2020
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents	344	309
Receivables, less allowances of $4 and $6	556	380
Inventories (NOTE 10)	644	630
Prepaid expenses	69	50
Income and other taxes receivable	30	54
Current assets held for sale (NOTE 3)	—	1,133
Total current assets	1,643	2,556
Property, plant and equipment, net	2,034	2,023
Operating lease right-of-use assets (NOTE 11)	45	59
Intangible assets, net	29	29
Other assets	196	189
Total assets	3,947	4,856
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	553	484
Income and other taxes payable	18	15
Operating lease liabilities due within one year (NOTE 11)	19	20
Long-term debt due within one year	1	13
Current liabilities held for sale (NOTE 3)	—	295
Total current liabilities	591	827
Long-term debt	503	1,084
Operating lease liabilities (NOTE 11)	40	50
Deferred income taxes and other	325	321
Other liabilities and deferred credits	273	314
Commitments and contingencies (NOTE 16)
Shareholders' equity (NOTE 15)
Common stock $0.01 par value; authorized 2,000,000,000 shares; issued 65,001,104 and 65,001,104 shares	1	1
Treasury stock $0.01 par value; 14,623,037 and 9,806,566 shares	—	—
Additional paid-in capital	1,488	1,717
Retained earnings	928	846
Accumulated other comprehensive loss	(202)	(304)
Total shareholders' equity	2,215	2,260
Total liabilities and shareholders' equity	3,947	4,856

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	September 30, 2021
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at June 30, 2021	50.4	1	1,500	854	(182)	2,173
Stock-based compensation, net of tax	—	—	3	—	—	3
Net earnings	—	—	—	74	—	74
Net derivative losses on cash flow hedges:
Net gains arising during the period, net of tax of nil	—	—	—	—	—	—
Less: Reclassification adjustment for gains included in net earnings, net of tax of $3	—	—	—	—	(11)	(11)
Foreign currency translation adjustments	—	—	—	—	(21)	(21)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(3)	—	—	—	—	12	12
Stock repurchase	—	—	(15)	—	—	(15)
Balance at September 30, 2021	50.4	1	1,488	928	(202)	2,215

	For the nine months ended
	September 30, 2021
	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2020	55.2	1	1,717	846	(304)	2,260
Stock-based compensation, net of tax	0.3	—	9	—	—	9
Net earnings	—	—	—	82	—	82
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(8)	—	—	—	—	27	27
Less: Reclassification adjustment for gains included in net earnings, net of tax of $5	—	—	—	—	(25)	(25)
Foreign currency translation adjustments	—	—	—	—	63	63
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(11)	—	—	—	—	37	37
Stock repurchase	(5.1)	—	(238)	—	—	(238)
Balance at September 30, 2021	50.4	1	1,488	928	(202)	2,215

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2021	September 30, 2020
	(Unaudited)
	$	$
Operating activities
Net earnings (loss)	82	(68)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	170	214
Deferred income taxes and tax uncertainties (NOTE 9)	(10)	(60)
Impairment of long-lived assets (NOTE 12)	8	111
Net gains on disposals of property, plant and equipment	(3)	—
Net loss on disposition of discontinued operations (NOTE 3)	33	—
Stock-based compensation expense	6	5
Equity method investment loss, net	—	2
Make-whole premium on repayment of long-term debt	11	—
Other	6	—
Changes in assets and liabilities, excluding the effect of acquisition and sale of business
Receivables	(175)	38
Inventories	(15)	30
Prepaid expenses	10	9
Trade and other payables	45	(21)
Income and other taxes	25	34
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(13)	(6)
Other assets and other liabilities	(11)	(12)
Cash flows from operating activities	169	276
Investing activities
Additions to property, plant and equipment	(191)	(130)
Proceeds from disposals of property, plant and equipment	4	—
Proceeds from sale of business, net of cash disposed (NOTE 3)	897	—
Acquisition of business, net of cash acquired	—	(30)
Cash flows provided from (used for) investing activities	710	(160)
Financing activities
Dividend payments	—	(51)
Stock repurchase	(238)	(59)
Net change in bank indebtedness	—	(10)
Change in revolving credit facility	—	(80)
Proceeds from receivables securitization facility	—	25
Repayments of receivables securitization facility	—	(80)
Issuance of long-term debt	—	300
Repayments of long-term debt, including make-whole premium	(606)	(3)
Other	—	(3)
Cash flows (used for) provided from financing activities	(844)	39
Net increase in cash and cash equivalents	35	155
Impact of foreign exchange on cash	—	2
Cash and cash equivalents at beginning of period	309	61
Cash and cash equivalents at end of period	344	218
Supplemental cash flow information
Net cash payments (refund) for:
Interest (including $11 million of make-whole premium in 2021)	53	44
Income taxes	18	(25)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

DISCONTINUED OPERATIONS

Sale of Personal Care business

On March 1, 2021, Domtar completed the previously announced sale of the Company’s Personal Care business to American Industrial Partners (“AIP”) for a purchase price of $920 million in cash, including elements of working capital of $130 million. Domtar received a net amount of $897 million, which represents the selling price minus the settlements of the net indebtedness and other elements of working capital adjustments. In connection with the sale, the Company entered into Transition Services Agreements with AIP pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from Domtar.

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

Major components of earnings (loss) from discontinued operations:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	$	$	$	$
Sales	—	243	154	738
Operating expenses
Cost of sales, excluding depreciation and amortization	—	179	111	538
Depreciation and amortization	—	15	10	44
Selling, general and administrative	—	33	24	101
Closure and restructuring costs	—	—	1	—
Other operating loss, net	—	—	1	1
	—	227	147	684
Operating income	—	16	7	54
Net loss on disposition of discontinued operations	—	—	(33)	—
Earnings (loss) from discontinued operations before income taxes	—	16	(26)	54
Income tax benefit	—	(3)	(3)	(7)
Net earnings (loss) from discontinued operations	—	19	(23)	61

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Cash Flows from Discontinued Operations:

	For the nine months ended
	September 30,	September 30,
	2021	2020
	$	$
Cash flows from operating activities	16	58
Cash flows used for investing activities	(3)	(22)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2021, two customers located in the U.S. represented 14% or $79 million, and 12% or $65 million, respectively, of the Company’s receivables (December 31, 2020 – two customers located in the U.S. represented 15% or $58 million, and 12% or $46 million, respectively).

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

SEPTEMBER 30, 2021

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

The following table presents the volumes under derivative financial instruments for natural gas contracts outstanding as of September 30, 2021 to hedge forecasted purchases:

Commodity	Notional contractual quantity under derivative contracts MMBtu(2)	Notional contractual value under derivative contracts (in millions of dollars)	Percentage of forecasted purchases under derivative contracts
Natural gas
2021 (1)	1,975,000	$6	29%
2022	6,870,000	$19	26%
2023	2,810,000	$8	10%

(1)	Represents the remaining three months of 2021
(2)	MMBtu: Millions of British thermal units

The natural gas derivative contracts were effective as of September 30, 2021.

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

SEPTEMBER 30, 2021

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

The following table presents the currency values under significant currency positions pursuant to currency derivatives outstanding as of September 30, 2021 to hedge forecasted purchases and sales:

Currency exposure hedged	Year of maturity	Notional contractual value	Percentage of forecasted net exposures under contracts	Average Protection rate	Average Obligation rate

CAD/USD	2021 (1)	173 CAD	69%	1 USD = 1.3181	1 USD = 1.3374

CAD/USD	2022	499 CAD	50%	1 USD = 1.3164	1 USD = 1.3302

CAD/USD	2023	146 CAD	15%	1 USD = 1.2601	1 USD = 1.2601

(1)Represents the remaining three months of 2021

The foreign exchange derivative contracts were effective as of September 30, 2021.

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

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at September 30, 2021 and December 31, 2020, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	21	—	21	—	(a)	Prepaid expenses
Natural gas swap contracts	16	—	16	—	(a)	Prepaid expenses
Currency derivatives	1	—	1	—	(a)	Other assets
Natural gas swap contracts	5	—	5	—	(a)	Other assets
Total Assets	43	—	43	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Currency derivatives	2	—	2	—	(a)	Other liabilities and deferred credits
Total Liabilities	4	—	4	—

Other Instruments:
Stock-based compensation - liability awards	4	4	—	—		Trade and other payables
Stock-based compensation - liability awards	20	20	—	—		Other liabilities and deferred credits
Equity swap contracts	13	13	—	—		Prepaid expenses
Long-term debt due within one year	1	—	1	—	(b)	Long-term debt due within one year
Long-term debt	526	—	526	—	(c)	Long-term debt

The net cumulative gain recorded in Accumulated other comprehensive loss relating to natural gas contracts is $21 million at September 30, 2021, of which a gain of $16 million is expected to be recognized in Cost of sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2021.

The net cumulative gain recorded in Accumulated other comprehensive loss relating to currency options and forwards hedging forecasted purchases is $18 million at September 30, 2021, of which a gain of $19 million is expected to be recognized in Cost of sales or Sales upon maturity of the derivatives over the next 12 months at the then prevailing values, which may be different from those at September 30, 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020. The carrying value of the Company’s long-term debt due within one year is $1 million and $13 million at September 30, 2021 and December 31, 2020, respectively.

(c)	The carrying value of the Company’s long-term debt is $503 million and $1,084 million at September 30, 2021 and December 31, 2020, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

EARNINGS (LOSS) PER COMMON SHARE

The following table provides the reconciliation between basic and diluted earnings (loss) per common share:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Earnings (loss) from continuing operations	$74	$(111)	$105	$(129)
Earnings (loss) from discontinued operations, net of taxes	$—	$19	$(23)	$61
Net earnings (loss)	$74	$(92)	$82	$(68)
Weighted average number of common shares outstanding (millions)	50.4	55.2	51.4	55.5
Effect of dilutive securities (millions)	0.3	—	0.2	—
Weighted average number of diluted common shares outstanding (millions)	50.7	55.2	51.6	55.5

Basic net earnings (loss) per common share (in dollars)
Earnings (loss) from continuing operations	$1.47	$(2.01)	$2.04	$(2.33)
Earnings (loss) from discontinued operations	$—	$0.34	$(0.44)	$1.10
Basic net earnings (loss) per common share	$1.47	$(1.67)	$1.60	$(1.23)

Diluted net earnings (loss) per common share (in dollars)
Earnings (loss) from continuing operations	$1.46	$(2.01)	$2.03	$(2.33)
Earnings (loss) from discontinued operations	$—	$0.34	$(0.44)	$1.10
Diluted net earnings (loss) per common share	$1.46	$(1.67)	$1.59	$(1.23)

The following table provides the securities that could potentially dilute basic earnings (loss) per common share in the future, but were not included in the computation of diluted earnings (loss) per common share because to do so would have been anti-dilutive:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Options to purchase common shares	—	407,662	—	407,662

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multiemployer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2021, the pension expense was $9 million and $27 million, respectively (2020 – $10 million and $29 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	1	22	1
Interest expense	7	—	23	1
Expected return on plan assets	(16)	—	(49)	—
Amortization of net actuarial loss (gain)	2	—	6	(1)
Settlement gain	(1)	—	—	—
Amortization of prior year service costs	—	—	1	—
Net periodic benefit cost	—	1	3	1

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2020		September 30, 2020
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	7	—	21	1
Interest expense	10	—	30	1
Expected return on plan assets	(17)	—	(51)	—
Amortization of net actuarial loss (gain)	3	—	7	(1)
Curtailment loss	2	—	2	—
Amortization of prior year service costs	—	—	1	—
Net periodic benefit cost	5	—	10	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

For the three and nine months ended September 30, 2021, the Company contributed $3 million and $11 million, respectively (2020 – $8 million and $12 million, respectively) to the pension plans and $1 million  and $3 million, respectively (2020 – $1 million and $3 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

OTHER OPERATING INCOME, NET

Other operating income, net is an aggregate of both recurring and non-recurring loss or income items and, as a result, can fluctuate from period to period. The Company’s other operating income, net includes the following:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	$	$	$	$
Bad debt expense	—	—	(2)	5
Environmental provision	1	—	2	1
Non-production agreement terminated	—	—	—	(7)
Foreign exchange (gain) loss	(2)	1	—	—
Net gain on sale of property, plant and equipment	(3)	—	(3)	—
Other	(1)	(1)	(3)	(2)
Other operating income, net	(5)	—	(6)	(3)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

INCOME TAXES

For the third quarter of 2021, the Company’s income tax expense was $22 million, consisting of a current income tax expense of $28 million and a deferred income tax benefit of $6 million. This compares to an income tax benefit of $52 million in the third quarter of 2020, consisting of a current income tax benefit of $10 million and a deferred income tax benefit of $42 million. The Company made income tax payments, net of refunds, of $17 million during the third quarter of 2021. The effective tax rate was 23% compared with an effective tax rate of 32% in the third quarter of 2020. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate and then adjusting for discrete items arising in that quarter. In each interim quarter the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. The effective tax rate for the third quarter of 2020 was significantly impacted by such an adjustment, mainly due to a change in the mix of earnings or loss between jurisdictions. The effective tax rate for the third quarter of 2020 was also favorably impacted by the CARES Act, which granted companies the ability to carry back tax losses generated in the U.S. in 2020 to a tax year with a higher statutory tax rate.

For the first nine months of 2021, the Company’s income tax expense was $38 million, consisting of a current income tax expense of $43 million and a deferred income tax benefit of $5 million. This compares to an income tax benefit of $60 million in the first nine months of 2020, consisting of a current income tax benefit of $15 million and a deferred income tax benefit of $45 million. The Company made payments, net of refunds, of $18 million during the first nine months of 2021. The effective tax rate was 27% compared to an effective tax rate of 32% in the first nine months of 2020. The effective tax rate for the first nine months of 2021 was significantly impacted by certain transaction costs incurred during the period related to the potential acquisition of the Company by Paper Excellence which provide no tax benefit. The effective tax rate for the first nine months of 2020 was significantly impacted by the mix of earnings or loss in the Company’s major jurisdictions, by the recognition of additional tax credits in various jurisdictions, and by the ability to carry back U.S. tax losses generated in 2020 to a tax year with a higher statutory tax rate. These favorable impacts were partially offset by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2021	2020
	$	$
Work in process and finished goods	324	321
Raw materials	110	107
Operating and maintenance supplies	210	202
	644	630

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Company has remaining lease terms ranging from 1 year to 11 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	$	$	$	$
Operating lease expense	5	6	16	17

Finance lease expense:
Amortization of right-of-use assets	1	—	1	—
Interest on lease liabilities	—	—	—	—
Total finance lease expense	1	—	1	—

Supplemental cash flow information related to leases was as follows:

	For the nine months ended
	September 30,	September 30,
	2021	2020
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	18	17
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	2	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2021	2020
	$	$
Operating leases
Operating leases right-of-use assets	45	59

Lease liabilities due within one year	19	20
Long-term operating lease liabilities	40	50
	59	70

Finance leases
Property, plant and equipment	11	11
Accumulated depreciation	(4)	(3)
	7	8

Long-term debt due within one year	1	1
Long-term debt	8	9
	9	10

Weighted-average remaining lease term
Operating leases	4.5 years	4.7 years
Finance leases	8.2 years	8.8 years

Weighted-average discount rate
Operating leases	4.4%	4.4%
Finance leases	6.1%	6.1%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. LEASES (CONTINUED)

Maturities of lease liabilities at September 30, 2021 were as follows:

	Operating leases	Finance leases
	September 30,	September 30,
	2021	2021
	$	$
2021 (1)	5	—
2022	18	2
2023	15	2
2024	11	1
2025	6	1
Thereafter	10	5
Total lease payments	65	11

Less: Imputed interest	6	2

Total lease liabilities	59	9

(1)	Represents the remaining three months of 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Paper Excellence to Acquire Domtar Corporation

On May 10, 2021, Domtar and Paper Excellence, a global diversified manufacturer of pulp and specialty, printing, writing, and packaging papers, entered into a business combination agreement under which the Paper Excellence group of companies will acquire all of the issued and outstanding shares of Domtar common stock for $55.50 per share, in cash. The all-cash transaction represents an enterprise value of approximately $3 billion. The transaction is expected to close in the fourth quarter of 2021, subject to receipt of the required regulatory approvals and other customary closing conditions. As a result, during the three and nine months ended September 30, 2021, the Company recorded $5 million and $23 million, respectively, of transaction fees under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Cost reduction program

The Company implemented a cost savings program. As part of this program, on August 7, 2020, the Company announced the permanent closure of the uncoated freesheet manufacturing at the Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at the Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. Additionally, on May 7, 2021, the Company announced the closure of the converting center in Dallas, Texas. These actions reduced the Company’s annual uncoated freesheet paper capacity by approximately 721,000 short tons, and resulted in a workforce reduction of approximately 750 employees. The Kingsport and Ashdown paper machines, which have been idled since April 2020, did not recommence operations. The Ridgefields converting center ceased operations at the end of the third quarter of 2020, while the Port Huron mill shut down at the end of February 2021 and the Dallas converting center ceased operations at the beginning of July 2021. For the three and nine months ended September 30, 2021, the Company recorded $1 million and $8 million, respectively, of accelerated depreciation under Impairment of long-lived assets, $1 million and $5 million, respectively, of severance and termination costs, $1 million and nil, respectively, of pension settlement gain and nil and $4 million, respectively, of other costs under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). During the third quarter of 2020, the Company recorded $111 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $29 million of severance and termination costs, $31 million of inventory obsolescence, $2 million of pension curtailment loss and $6 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Conversion of Kingsport, Tennessee mill

The Company plans to enter the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the end of 2022. The Company estimates the conversion cost to be approximately $350 million. For the three and nine months ended September 30, 2021, the Company recorded $9 million and $22 million, respectively, under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

Other costs

For the three and nine months ended September 30, 2021, other costs related to previous and ongoing closures and restructuring included nil and $1 million, respectively, of other costs (2020 – nil and $1 million of severance and termination costs).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2019	(5)	(197)	11	(202)	(393)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	3	N/A	N/A	N/A	3
Foreign exchange forward contracts	23	N/A	N/A	N/A	23
Net loss	N/A	(21)	(1)	N/A	(22)
Foreign currency items	N/A	N/A	N/A	63	63
Other comprehensive income (loss) before reclassifications	27	(21)	(1)	63	68
Amounts reclassified from Accumulated other comprehensive loss	12	11	(2)	—	21
Net current period other comprehensive income (loss)	39	(10)	(3)	63	89
Balance at December 31, 2020	34	(207)	8	(139)	(304)
Natural gas swap contracts	24	N/A	N/A	N/A	24
Foreign exchange forward contracts	3	N/A	N/A	N/A	3
Net gain	N/A	29	—	N/A	29
Foreign currency items	N/A	N/A	N/A	63	63
Other comprehensive income before reclassifications	27	29	—	63	119
Amounts reclassified from Accumulated other comprehensive loss	(25)	9	(1)	—	(17)
Net current period other comprehensive income (loss)	2	38	(1)	63	102
Balance at September 30, 2021	36	(169)	7	(76)	(202)

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	September 30, 2021	September 30, 2020
	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (1)	7	(2)
Currency options and forwards (1)	7	—
Total before tax	14	(2)
Tax (expense) benefit	(3)	1
Net of tax	11	(1)

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	(1)	(3)
Curtailment loss (3)	—	(2)
Total before tax	(1)	(5)
Tax benefit	—	2
Net of tax	(1)	(3)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	—	—
Total before tax	—	—
Tax expense	—	—
Net of tax	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss
	For the nine months ended
	September 30, 2021	September 30, 2020
	$	$
Net derivatives gains (losses) on cash flow hedge
Natural gas swap contracts (1)	6	(10)
Currency options and forwards (1)	33	(9)
Net investment hedge (2)	(9)	—
Total before tax	30	(19)
Tax (expense) benefit	(5)	5
Net of tax	25	(14)

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	(6)	(7)
Curtailment loss (3)	—	(2)
Amortization of prior year service costs (3)	(1)	(1)
Discontinued operations	(4)	—
Total before tax	(11)	(10)
Tax benefit	2	3
Net of tax	(9)	(7)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	1	1
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

(2)	This amount is included in Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

(3)	These amounts are included in the computation of net periodic benefit cost (see Note 7 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On March 2, 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank, N.A. to repurchase $200 million of its common stock with available cash on hand, including cash received from the divestiture of its Personal Care segment closed on March 1, 2021.

Under the ASR agreement, the Company paid $200 million in exchange for the delivery of 4,430,906 shares. The transaction was completed in September 2021, at which time the Company paid an additional $15 million to JPMorgan Chase Bank N.A. to settle the agreement.

During the first nine months of 2021, the Company repurchased a total of 5,060,865 shares at an average price of $46.96 for a total cost of $238 million.

During the first nine months of 2020, the Company repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

September 30, 2021
$
Balance at beginning of year	47
Additions and other changes	2
Environmental spending	(3)
Balance at end of period	46

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

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2021, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2021, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. As of September 30, 2021, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

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

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The EPA proposed to revise its Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”), or Boiler MACT, in a notice published on August 24, 2020. The proposed rule is a response to two court decisions that remanded certain issues for further review by the EPA, and it includes revisions to 34 different emission limitations that could apply to some of the Company’s facilities. The EPA had planned to issue the final rule in September 2021, but the final rule has been delayed. Although the EPA has indicated that a small number of facilities may need to reduce emissions further compared to the current limits, the Company does not expect its facilities to be disproportionately affected compared to other U.S. pulp and paper producers.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
SEGMENT DATA	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	$	$	$	$
Sales by product group
Communication papers	513	483	1,499	1,491
Specialty and packaging papers	154	148	436	425
Market pulp	353	257	1,018	782
Absorbent core materials	11	11	32	34
Consolidated sales	1,031	899	2,985	2,732
Operating income (loss) from continuing operations (1)
Pulp and Paper	108	(140)	215	(133)
Corporate	(12)	(12)	(49)	(24)
Consolidated operating income (loss) from continuing operations	96	(152)	166	(157)
Interest expense, net	7	14	42	43
Non-service components of net periodic benefit cost	(7)	(4)	(19)	(13)
Earnings (loss) before income taxes and equity loss	96	(162)	143	(187)
Income tax expense (benefit)	22	(52)	38	(60)
Equity method investment loss, net of taxes	—	1	—	2
Earnings (loss) from continuing operations	74	(111)	105	(129)
Earnings (loss) from discontinued operations, net of taxes	—	19	(23)	61
Net earnings (loss)	74	(92)	82	(68)

(1)

The Government of Canada created the Canada Emergency Wage Subsidy (“CEWS”) to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. For the nine months ended September 30, 2021, the Company recognized $7 million as a reduction of costs related to this program (CDN $9 million) ($6 million in Cost of sales (CDN $7 million) and $1 million in Selling, general and administrative (CDN $2 million)).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The following supplemental condensed consolidating financial information sets forth, on an unconsolidated basis, the Balance Sheets at September 30, 2021 and December 31, 2020, the Statements of Earnings (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 and the Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 for Domtar Corporation (the “Parent”), and on a combined basis for the Guarantor Subsidiaries and, on a combined basis, the Non-Guarantor Subsidiaries. The supplemental condensed consolidating financial information reflects the investments of the Parent in the Guarantor Subsidiaries, as well as the investments of the Guarantor Subsidiaries in the Non-Guarantor Subsidiaries, using the equity method.

	For the three months ended
	September 30, 2021
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	900	417	(286)	1,031
Operating expenses
Cost of sales, excluding depreciation and amortization	(5)	754	339	(286)	802
Depreciation and amortization	—	38	15	—	53
Selling, general and administrative	2	33	35	—	70
Impairment of long-lived assets	—	1	—	—	1
Closure and restructuring costs	1	2	2	—	5
Asset conversion costs	—	9	—	—	9
Other operating loss (income), net	2	(2)	(5)	—	(5)
	—	835	386	(286)	935
Operating income	—	65	31	—	96
Interest expense (income), net	8	16	(17)	—	7
Non-service components of net periodic benefit cost	—	(3)	(4)	—	(7)
(Loss) earnings before income taxes	(8)	52	52	—	96
Income tax (benefit) expense	(2)	14	10	—	22
Share in earnings of equity accounted investees	80	42	—	(122)	—
Earnings from continuing operations	74	80	42	(122)	74
Loss from discontinued operations, net of taxes	—	—	—	—	—
Net earnings	74	80	42	(122)	74
Other comprehensive loss	(20)	(29)	(20)	49	(20)
Comprehensive income	54	51	22	(73)	54

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2021
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
AND COMPREHENSIVE INCOME	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,571	1,235	(821)	2,985
Operating expenses
Cost of sales, excluding depreciation and amortization	(5)	2,241	985	(821)	2,400
Depreciation and amortization	—	114	46	—	160
Selling, general and administrative	1	43	158	—	202
Impairment of long-lived assets	—	8	—	—	8
Closure and restructuring costs	16	14	3	—	33
Asset conversion costs	—	22	—	—	22
Other operating loss (income), net	1	(4)	(3)	—	(6)
	13	2,438	1,189	(821)	2,819
Operating (loss) income	(13)	133	46	—	166
Interest expense (income), net	44	46	(48)	—	42
Non-service components of net periodic benefit cost	—	(8)	(11)	—	(19)
(Loss) earnings before income taxes	(57)	95	105	—	143
Income tax (benefit) expense	(11)	25	24	—	38
Share in earnings of equity accounted investees	141	87	—	(228)	—
Earnings from continuing operations	95	157	81	(228)	105
(Loss) earnings from discontinued operations, net of taxes	(13)	(16)	6	—	(23)
Net earnings	82	141	87	(228)	82
Other comprehensive income	102	83	69	(152)	102
Comprehensive income	184	224	156	(380)	184

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the three months ended
	September 30, 2020
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
(LOSS) AND COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	802	346	(249)	899
Operating expenses
Cost of sales, excluding depreciation and amortization	—	725	274	(249)	750
Depreciation and amortization	—	40	16	—	56
Selling, general and administrative	2	(12)	76	—	66
Impairment of long-lived assets	—	111	—	—	111
Closure and restructuring costs	—	64	4	—	68
	2	928	370	(249)	1,051
Operating loss	(2)	(126)	(24)	—	(152)
Interest expense (income), net	17	18	(21)	—	14
Non-service components of net periodic benefit cost	—	(1)	(3)	—	(4)
Loss before income taxes and equity loss	(19)	(143)	—	—	(162)
Income tax expense (benefit)	59	(107)	(4)	—	(52)
Equity method investment loss, net of taxes	—	—	1	—	1
Share in earnings of equity accounted investees	(14)	142	—	(128)	—
(Loss) earnings from continuing operations	(92)	106	3	(128)	(111)
(Loss) earnings from discontinued operations, net of taxes	—	(120)	139	—	19
Net (loss) earnings	(92)	(14)	142	(128)	(92)
Other comprehensive income	23	16	41	(57)	23
Comprehensive (loss) income	(69)	2	183	(185)	(69)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2020
			Non-
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS		Guarantor	Guarantor	Consolidating
(LOSS) AND COMPREHENSIVE INCOME (LOSS)	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Sales	—	2,415	1,010	(693)	2,732
Operating expenses
Cost of sales, excluding depreciation and amortization	—	2,234	808	(693)	2,349
Depreciation and amortization	—	125	45	—	170
Selling, general and administrative	7	19	167	—	193
Impairment of long-lived assets	—	111	—	—	111
Closure and restructuring costs	—	65	4	—	69
Other operating loss (income), net	1	3	(7)	—	(3)
	8	2,557	1,017	(693)	2,889
Operating loss	(8)	(142)	(7)	—	(157)
Interest expense (income), net	49	56	(62)	—	43
Non-service components of net periodic benefit cost	—	(5)	(8)	—	(13)
(Loss) earnings before income taxes and equity loss	(57)	(193)	63	—	(187)
Income tax (benefit) expense	(35)	(47)	22	—	(60)
Equity method investment loss, net of taxes	—	1	1	—	2
Share in earnings of equity accounted investees	(46)	56	—	(10)	—
(Loss) earnings from continuing operations	(68)	(91)	40	(10)	(129)
Earnings from discontinued operations, net of taxes	—	45	16	—	61
Net (loss) earnings	(68)	(46)	56	(10)	(68)
Other comprehensive (loss) income	(16)	(27)	8	19	(16)
Comprehensive (loss) income	(84)	(73)	64	9	(84)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	September 30, 2021
			Non-
		Guarantor	Guarantor	Consolidating
CONDENSED CONSOLIDATING BALANCE SHEET	Parent	Subsidiaries	Subsidiaries	Adjustments	Consolidated
	$	$	$	$	$
Assets
Current assets
Cash and cash equivalents	301	4	39	—	344
Receivables	1	131	424	—	556
Inventories	—	437	207	—	644
Prepaid expenses	34	28	7	—	69
Income and other taxes receivable	64	—	13	(47)	30
Intercompany accounts	355	529	43	(927)	—
Total current assets	755	1,129	733	(974)	1,643
Property, plant and equipment, net	—	1,377	657	—	2,034
Operating lease right-of-use assets	—	37	8	—	45
Intangible assets, net	—	24	5	—	29
Investments in affiliates	2,898	1,848	—	(4,746)	—
Intercompany long-term advances	5	—	1,264	(1,269)	—
Other assets	17	40	151	(12)	196
Total assets	3,675	4,455	2,818	(7,001)	3,947
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	9	371	173	—	553
Intercompany accounts	322	93	512	(927)	—
Income and other taxes payable	2	48	15	(47)	18
Operating lease liabilities due within one year	—	15	4	—	19
Long-term debt due within one year	—	—	1	—	1
Total current liabilities	333	527	705	(974)	591
Long-term debt	495	—	8	—	503
Operating lease liabilities	—	36	4	—	40
Intercompany long-term loans	596	673	—	(1,269)	—
Deferred income taxes and other	6	234	97	(12)	325
Other liabilities and deferred credits	30	87	156	—	273
Shareholders' equity	2,215	2,898	1,848	(4,746)	2,215
Total liabilities and shareholders' equity	3,675	4,455	2,818	(7,001)	3,947

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 18. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

	For the nine months ended
	September 30, 2021
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
	$	$	$	$	$
Operating activities
Net earnings	82	141	87	(228)	82
Changes in operating and intercompany assets and liabilities and non-cash items, included in net earnings	(125)	39	(55)	228	87
Cash flows (used for) provided from operating activities	(43)	180	32	—	169
Investing activities
Additions to property, plant and equipment	—	(153)	(38)	—	(191)
Proceeds from disposals of property, plant and equipment	—	1	3	—	4
Proceeds from sale of business, net of cash disposed	—	—	897	—	897
Cash flows (used for) provided from investing activities	—	(152)	862	—	710
Financing activities
Stock repurchase	(238)	—	—	—	(238)
Repayments of long-term debt, including make-whole premium	(605)	—	(1)	—	(606)
Increase in long-term advances to related parties	—	(29)	(950)	979	—
Decrease in long-term advances to related parties	979	—	—	(979)	—
Cash flows provided from (used for) financing activities	136	(29)	(951)	—	(844)
Net increase (decrease) in cash and cash equivalents	93	(1)	(57)	—	35
Cash and cash equivalents at beginning of period	208	5	96	—	309
Cash and cash equivalents at end of period	301	4	39	—	344

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and nine months ended September 30, 2021 and September 30, 2020. The three month and nine month periods are also referred to as the third quarter and first nine months of 2021 and 2020. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 in this Form 10-Q.

This MD&A is intended to provide investors with an understanding of our recent performance, financial condition and outlook. Topics discussed and analyzed include:

•	Overview
•	Highlights for the three month and nine month periods ended September 30, 2021
•	COVID-19 Update and Outlook
•	Cost Reduction Program
•	Review of Continuing Operations
•	Discontinued Operations of our Personal Care Business
•	Liquidity and Capital Resources

Paper Excellence to Acquire Domtar Corporation

On May 10, 2021, Domtar and Paper Excellence, a global diversified manufacturer of pulp and specialty, printing, writing, and packaging papers, entered into a business combination transaction (the “Paper Excellence transaction” or “transaction”) under which the Paper Excellence group of companies will acquire all of the issued and outstanding shares of Domtar common stock for $55.50 per share, in cash. The all-cash transaction represents an enterprise value of approximately $3 billion. After the transaction closes, Paper Excellence intends to continue the operations of Domtar as a stand-alone business entity. As such, Domtar will continue to be led by its management team and Paper Excellence plans to retain its corporate and production locations. The transaction is expected to close in the fourth quarter of 2021, subject to receipt of the required regulatory approvals and other customary closing conditions. On July 29, 2021, Domtar’s shareholders approved the transaction. During the three and nine months ended September 30, 2021, we recorded $5 million and $23 million, respectively, of transaction fees under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

Sale of Personal Care Business

On March 1, 2021, we completed the previously announced sale of our Personal Care business to American Industrial Partners for a purchase price of $920 million in cash, including elements of working capital of $130 million. We received a net amount of $897 million, which represents the selling price minus the settlements of the net indebtedness and other elements of working capital adjustments. For financial reporting purposes, our former Personal Care business is presented as a discontinued operation. For more information, refer to Item 1, Financial Statements and Supplemental Data, under Note 3, “Discontinued Operations”.

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

We estimate the conversion cost to be approximately $350 million. Once fully operational, the mill is expected to be a low-cost, first quartile recycled linerboard facility in North America. The converted mill is expected to directly employ approximately 160 employees. For the three months and nine months ended September 30, 2021, we recorded $9 million and $22 million, respectively, under Asset Conversion Costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021

•	Operating income and net earnings increased by 163% and 180%, respectively, from the third quarter of 2020
•	We reported earnings from continuing operations of $74 million compared to a loss from continuing operations of $111 million in the third quarter of 2020
•	Sales increased by 15% from the third quarter of 2020. Our net average selling prices for pulp and paper as well as our pulp volumes were up when compared to the third quarter of 2020
•

Recognition of closure and restructuring charges and asset conversion costs of $5 million and $9 million, respectively, related mostly to the Paper Excellence transaction and our previously announced decision to repurpose assets at our Kingsport mill

HIGHLIGHTS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2021

•	Operating income and net earnings increased by 206% and 221%, respectively, from the first nine months of 2020
•	We reported earnings from continuing operations of $105 million compared to a loss from continuing operations of $129 million in the first nine months of 2020
•	Loss from discontinued operations, net of taxes amounted to $23 million in the first nine months of 2021, including a net loss on disposition of discontinued operations of $33 million
•

Sales increased by 9% from the first nine months of 2020. Our net average selling prices for pulp and paper were up as well as our pulp volume, while our manufacturing paper volumes were down from the first nine months of 2020

•

Recognition of closure and restructuring charges and asset conversion costs of $33 million and $22 million, respectively, related mostly to the Paper Excellence transaction, our cost reduction program and our previously announced decision to repurpose assets at our Kingsport mill

•	Repaid $605 million of outstanding indebtedness under our 4.4% Notes and Term Loan Agreement, including make-whole premium of $11 million and repurchased $238 million of our common stock

	Three months ended				Nine months ended
			Variance				Variance
FINANCIAL HIGHLIGHTS	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,031	$899	$132	15%	$2,985	$2,732	$253	9%
Operating income (loss)
Pulp and Paper	108	(140)	248	177%	215	(133)	348	262%
Corporate	(12)	(12)	—	-%	(49)	(24)	(25)	(104%)
Operating income (loss)	96	(152)	248	163%	166	(157)	323	206%
Earnings (loss) from continuing operations	74	(111)	185	167%	105	(129)	234	181%
Earnings (loss) from discontinued operations, net of taxes	—	19	(19)	(100%)	(23)	61	(84)	(138%)
Net earnings (loss)	74	(92)	166	180%	82	(68)	150	221%
Basic net earnings (loss) per common share (in dollars) (a):
Earnings (loss) from continuing operations	$1.47	$(2.01)	$3.48		2.04	(2.33)	$4.37
Earnings (loss) from discontinued operations	$—	$0.34	$(0.34)		(0.44)	1.10	$(1.54)
Basic net earnings (loss)	$1.47	$(1.67)	$3.14		1.60	(1.23)	$2.83
Diluted net earnings (loss) per common share (in dollars) (a):
Earnings (loss) from continuing operations	$1.46	$(2.01)	$3.47		2.03	(2.33)	$4.36
Earnings (loss) from discontinued operations	$—	$0.34	$(0.34)		(0.44)	1.10	$(1.54)
Diluted net earnings (loss)	$1.46	$(1.67)	$3.13		1.59	(1.23)	$2.82

							At September 30, 2021	At December 31, 2020
Total assets							$3,947	$4,856
Total long-term debt, including current portion							$504	$1,097

(a)	See Note 6 “Earnings (Loss) per Common Share” of the financial statements in this Quarterly Report on Form 10-Q for more information on the calculation of net earnings (loss) per common share.

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

Our operations are essential services in the jurisdictions where we operate. Certain of our paper products are used in the testing for COVID-19 as well as for personal protection medical gowns. Beginning in April 2020, we saw a significant decline in demand for our paper, largely due to work-from-home rules and the overall economic slowdown. Starting in the second quarter of 2021, there was an increase in demand for our paper as the economy continues to recover from the effects of the COVID-19 pandemic. In response to the increase in demand, on July 15, 2021, we announced the restart of the paper machine at our Ashdown, Arkansas mill, discussed above.

The Government of Canada created the Canada Emergency Wage Subsidy (“CEWS”) to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. For the nine months ended September 30, 2021, we recognized $7 million as a reduction of costs related to this program (CDN $9 million) ($6 million in Cost of sales (CDN $7 million) and $1 million in Selling, general and administrative (CDN $2 million)).

OUTLOOK

Paper demand is expected to remain strong in the fourth quarter, but shipments are anticipated to decline slightly due to lower capacity resulting from maintenance outages. Demand for paper grade pulp is expected to soften, while demand for fluff pulp grade is expected to remain strong. We expect to continue to experience challenging supply chain conditions. Paper prices are expected to continue to increase following recently announced price increases while paper grade pulp prices should continue to decline. Overall raw material costs are expected to increase mostly due to inflation.

COST REDUCTION PROGRAM

On August 7, 2020, we announced the implementation of a cost reduction program, targeting $200 million in annual run-rate cost savings to be realized by the end of 2021. In the second quarter of 2021, we achieved and closed our cost reduction program. The goal of the program was to build a stronger business operation, enhance our cost efficiency, improve operating margins and maximize productivity and cash flow. The costs saving initiatives included capacity reduction and asset closures, mill-level cost savings and rightsizing support functions.

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

For the three and nine months ended September 30, 2021, we recorded $1 million and $8 million, respectively, of accelerated depreciation under Impairment of long-lived assets, $1 million and $5 million, respectively, of severance and termination costs, $1 million and nil, respectively, of pension settlement gain and nil and $4 million, respectively, of other costs under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

REVIEW OF OPERATIONS

This section presents a discussion and analysis of our third quarter and first nine months of 2021 and 2020 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
	Three months ended				Nine months ended
			Variance				Variance
	September 30, 2021	September 30, 2020	$	%	September 30, 2021	September 30, 2020	$	%
Sales	1,031	899	132	15%	2,985	2,732	253	9%

Shipments
Paper - manufactured (in thousands of ST)	546	550	(4)	(1%)	1,641	1,688	(47)	(3%)
Communication Papers	449	449	—	-%	1,356	1,384	(28)	(2%)
Specialty and Packaging papers	97	101	(4)	(4%)	285	304	(19)	(6%)
Paper - sourced from third parties (in thousands of ST)	20	16	4	25%	56	50	6	12%
Paper - total (in thousands of ST)	566	566	—	-%	1,697	1,738	(41)	(2%)
Pulp (in thousands of ADMT)	438	424	14	3%	1,373	1,305	68	5%

ANALYSIS OF CHANGES IN SALES
	Third quarter of 2021 versus Third quarter of 2020			First nine months of 2021 versus First nine months of 2020
	% Change in Sales due to			% Change in Sales due to
	Net Price	Volume / Mix	Total	Net Price	Volume / Mix	Total
Sales	14%	1%	15%	9%	-%	9%

Sales in the third quarter of 2021 increased by $132 million, or 15% when compared to sales in the third quarter of 2020. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper and an increase in our pulp sales volume.

Sales in the first nine months of 2021 increased by $253 million, or 9% when compared to sales in the first nine months of 2020. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper and an increase in our pulp sales volumes. This increase was partially offset by a decrease in our paper sales volumes as a result of work-from-home rules and the overall economic slowdown.

ANALYSIS OF CHANGES IN OPERATING INCOME (LOSS)

Third quarter of 2021 versus Third quarter of 2020

	$ Change in Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring/ Conversion (d)	Other Income/ Expense (e)	Total
Pulp and Paper	—	123	(11)	(31)	(5)	113	57	2	248
Corporate	—	—	—	—	—	—	(3)	3	—
Operating income (loss)	—	123	(11)	(31)	(5)	113	54	5	248

(a)	Includes raw materials (such as fiber and chemicals) and energy costs.
(b)	Includes maintenance, freight costs, selling, general and administrative (“SG&A”) expenses and other costs.
(c)

Depreciation charges were lower by $3 million in the third quarter of 2021, excluding foreign currency impact and we recorded $1 million of accelerated depreciation under Impairment of long-lived assets. In the third quarter of 2020, we recorded $111 million of accelerated depreciation under Impairment of long-lived assets related to our cost reduction program.

(d)

We recorded $5 million of restructuring charges in the third quarter of 2021 related to transaction fees for the Paper Excellence transaction, compared to $68 million in the third quarter of 2020 related to our cost reduction program. We also recorded $9 million of asset conversion costs at our Kingsport mill in the third quarter of 2021 as part of the conversion plan to a linerboard facility.

(e)Third quarter of 2021 other operating income/expense includes:	Third quarter of 2020 other operating income/expense includes:
- Net gain on sale of property, plant and equipment ($3 million) - Foreign currency gain on working capital items ($2 million) - Environmental provision ($1 million) - Other income ($1 million)	- Foreign currency loss on working capital items ($1 million) - Other income ($1 million)

Commentary – Third quarter of 2021 compared to Third quarter of 2020

Operating income in our Pulp and Paper segment amounted to $108 million in the third quarter of 2021, an increase of $248 million, when compared to operating loss of $140 million in the third quarter of 2020. Our results were positively impacted by:

•	Higher net average selling prices for pulp and paper ($123 million)
•

Lower depreciation/impairment charges ($113 million). Depreciation charges were lower by $3 million when compared to the third quarter of 2020. We recorded $1 million of accelerated depreciation under Impairment of long-lived assets in the third quarter of 2021 compared to $111 million of accelerated depreciation charges in the third quarter of 2020 related to our cost reduction program

•

Lower restructuring and conversion charges ($57 million) in the third quarter of 2021. We recorded $1 million of restructuring charges compared to $67 million of restructuring charges in the third quarter of 2020 related to our cost reduction program. We also recorded $9 million of asset conversion costs at our Kingsport mill as part of the conversion to a linerboard facility in the third quarter of 2021.

•	Higher other income ($2 million)

These increases were partially offset by:

•

Higher operating expenses ($31 million) mostly due to higher maintenance in part due to the timing of some major maintenance, higher freight costs and higher salaries and wages. This increase was partially offset by higher production

•	Higher input costs ($11 million) mostly related to higher costs of chemicals due to unfavorable market conditions and a business acquisition in the second quarter of 2020
•	Negative impact of a stronger Canadian dollar on our Canadian dollar denominated expenses, net of our hedging program ($5 million)

OTHER FACTORS

Corporate

We incurred $12 million of corporate charges in the third quarter of 2021 compared to $12 million in the third quarter of 2020. We recorded $4 million of restructuring charges in the third quarter of 2021 related mostly to transaction fees for the Paper Excellence transaction compared to $1 million of restructuring charges in the third quarter of 2020 and offset by the proceeds from the sale of property in the third quarter of 2021. SG&A expenses were flat when compared to the third quarter of 2020.

Interest Expense, net

We incurred $7 million of net interest expense in the third quarter of 2021, a decrease of $7 million compared to net interest expense of $14 million in the third quarter of 2020. This was due to lower interest on the 4.4% Notes due to the early retirement in April 2021 as well as lower interest on the Term loan due to the early repayment in the March 2021.

Income Taxes

For the third quarter of 2021, our income tax expense was $22 million, consisting of a current income tax expense of $28 million and a deferred income tax benefit of $6 million. This compares to an income tax benefit of $52 million in the third quarter of 2020, consisting of a current income tax benefit of $10 million and a deferred income tax benefit of $42 million. We made income tax payments, net of refunds, of $17 million during the third quarter of 2021. The effective tax rate was 23% compared with an effective tax rate of 32% in the third quarter of 2020. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate and then adjusting for discrete items arising in that quarter. In each interim quarter we update the estimate of the annual effective tax rate and, if the estimated annual tax rate changes, we make a cumulative adjustment in that quarter. The effective tax rate for the third quarter of 2020 was significantly impacted by such an adjustment, mainly due to a change in the mix of earnings or loss between jurisdictions. The effective tax rate for the third quarter of 2020 was also favorably impacted by the CARES Act, which granted companies the ability to carry back tax losses generated in the U.S. in 2020 to a tax year with a higher statutory tax rate.

First nine months of 2021 versus First nine months of 2020
By Business Segment
	$ Change in Segmented Operating Income (Loss) due to
	Volume/Mix	Net Price	Input Costs (a)	Operating Expenses (b)	Currency	Depreciation/ Impairment (c)	Restructuring/ Conversion (d)	Other Income/ Expense (e)	Total
Pulp and Paper	(15)	259	(17)	(25)	(2)	115	35	(2)	348
Corporate	—	—	—	(8)	(1)	—	(21)	5	(25)
Operating income (loss)	(15)	259	(17)	(33)	(3)	115	14	3	323

(a)	Includes raw materials (such as fiber and chemicals) and energy costs.
(b)	Includes maintenance, freight costs, SG&A expenses and other costs.
(c)

Depreciation charges were lower by $12 million in the first nine months of 2021, excluding foreign currency impact and we recorded $8 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program. In the first nine months of 2020, we recorded $111 million of accelerated depreciation under Impairment of long-lived assets related to our cost reduction program.

(d)

We recorded $33 million of restructuring charges in the first nine months of 2021 consisting of $23 million of transaction fees for the Paper Excellence transaction and $5 million of severance and termination costs and $5 million of other costs mostly related to our cost reduction program, compared to $69 million of restructuring charges in the first nine months of 2020 related to our cost reduction program. We also recorded $22 million of asset conversion costs at our Kingsport mill as part of the conversion to a linerboard facility in the first nine months of 2021.

(e) First nine months of 2021 other operating income/ expense includes:	First nine months of 2020 other operating income/ expense includes:
- Net gain on sale of property, plant and equipment ($3 million) - Bad debt recovery ($2 million) - Environmental provision ($2 million) - Other income ($3 million)	- Income from termination of non-production agreement ($7 million) - Bad debt expense ($5 million) - Environmental provision ($1 million) - Other income ($2 million)

Commentary – First nine months of 2021 compared to first nine months of 2020

Operating income in our Pulp and Paper segment amounted to $215 million in the first nine months of 2021, an increase of $348 million, when compared to operating loss of $133 million in the first nine months of 2020. Our results were positively impacted by:

•	Higher net average selling prices for pulp and paper ($259 million)
•

Lower depreciation/impairment charges ($115 million). Depreciation charges were lower by $12 million when compared to the first nine months of 2020. We recorded $8 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program in the first nine months of 2021 compared to $111 million of accelerated depreciation charges in the first nine months of 2020 related to our cost reduction program.

•

Lower restructuring and conversion charges ($35 million) in the first nine months of 2021. We recorded $11 million of restructuring charges mostly related to our cost reduction program compared to $68 million of restructuring charges in the first nine months of 2020 mostly related to our cost reduction program. We also recorded $22 million of conversion costs at our Kingsport mill to a linerboard facility in the first nine months of 2021.

These increases were partially offset by:

•

Higher operating expenses ($25 million) mostly related to higher freight costs as well as higher salaries and wages and partially offset by lower maintenance costs in part due to the timing of some major maintenance and lower costs due to our 2020 cost reduction program.

•

Higher input costs ($17 million) mostly related to higher cost of chemicals due to a business acquisition in the second quarter of 2020 and unfavorable market conditions as well as higher energy costs mostly due to severe weather issues in the first quarter of 2021 and unfavorable market conditions

•	Lower volume and mix ($15 million)
•	Lower other income ($2 million)

•	Negative impact of our foreign currency hedging program partially offset by a stronger Canadian dollar on our Canadian dollar denominated expenses ($2 million)

OTHER FACTORS

Corporate

We incurred $49 million of corporate charges in the first nine months of 2021, an increase of $25 million compared to corporate charges of $24 million in the first nine months of 2020. This increase was mostly due to transaction fees incurred for the Paper Excellence transaction. SG&A expenses were higher in the first nine months of 2021 mostly due to higher variable compensation when compared to the first nine months of 2020. These increases were partially offset by the proceeds from the sale of property in the third quarter of 2021.

Interest Expense, net

We incurred $42 million of net interest expense in the first nine months of 2021, a decrease of $1 million compared to net interest expense of $43 million in the first nine months of 2020 as a results of lower interest on the 4.4% Notes and Term loan mostly due to their early retirements. This was partially offset by the $11 million in make-whole premium fees we paid in relation to the early retirement of the 4.4% Notes originally due March 2022.

Income Taxes

For the first nine months of 2021, our income tax expense was $38 million, consisting of a current income tax expense of $43 million and a deferred income tax benefit of $5 million. This compares to an income tax benefit of $60 million in the first nine months of 2020, consisting of a current income tax benefit of $15 million and a deferred income tax benefit of $45 million. We made income tax payments, net of refunds, of $18 million during the first nine months of 2021. The effective tax rate was 27% compared to an effective tax rate of 32% in the first nine months of 2020. The effective tax rate for the first nine months of 2021 was significantly impacted by certain transaction costs incurred during the period related to our potential acquisition by Paper Excellence which provide no tax benefit. The effective tax rate for the first nine months of 2020 was significantly impacted by the mix of earnings or loss in our major jurisdictions, by the recognition of additional tax credits in various jurisdictions, and by our ability to carry back U.S. tax losses generated in 2020 to a tax year with a higher statutory tax rate. These favorable impacts were partially offset by an increase in the valuation allowance related to the expected realization of certain U.S. state tax credits.

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

The high degree of uncertainty and volatility day-to-day and the longer-term potential impacts of the economic slowdown remain unclear. Paper demand is expected to remain strong in the fourth quarter, but shipments are anticipated to decline slightly due to lower capacity resulting from maintenance outages. Demand for paper grade pulp is expected to soften, while demand for fluff pulp grade is expected to remain strong. We expect to continue to experience challenging supply chain conditions. Paper prices are expected to continue to increase following recently announced price increases while paper grade pulp prices should continue to decline. Overall raw material costs are expected to increase mostly due to inflation.

DISCONTINUED OPERATION

On March 1, 2021, we completed the sale of our Personal Care business. Its results of operations are reported as discontinued operations for all periods presented. For the first nine months of 2021, we reported a loss from discontinued operations, net of taxes, of $23 million (first nine months of 2020 – earnings from discontinued operations, net of taxes of $61 million). For more information, refer to Item 1, Financial Statements and Supplemental Data, under Note 3, “Discontinued Operations”.

 STOCK-BASED COMPENSATION EXPENSE

For the first nine months of 2021, stock-based compensation expense recognized in our results from continuing and discontinued operations was $10 million for all outstanding awards which includes a mark-to-market recovery, net of hedging, related to liability awards of nil. This compares to a stock-based compensation expense of $4 million from continuing and discontinued operations for all outstanding awards which includes a mark-to-market recovery, net of hedging, related to liability awards of $9 million in the first nine months of 2020. Compensation costs for performance awards are based on management’s best estimate of the final performance measurement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $700 million credit facility, of which $672 million is currently undrawn and available, or through our $150 million receivables securitization facility, of which $122 million is currently undrawn and available. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities, including discontinued operations, totaled $169 million in the first nine months of 2021, a $107 million decrease compared to cash flows from operating activities of $276 million in the first nine months of 2020. This decrease in cash flows from operating activities is primarily due to an increase in working capital requirements partially offset by an increase in profitability. We made income tax payments, net of refunds, of $18 million during the first nine months of 2021 compared to income tax refunds, net of payments, of $25 million in the first nine months of 2020.

Investing Activities

Cash flows provided from investing activities, including discontinued operations in the first nine months of 2021 amounted to $710 million, a $870 million increase compared to cash flows used for investing activities of $160 million in the first nine months of 2020.

The source of cash provided from investing activities in the first nine months of 2021 was attributable to the proceeds from the sale of our Personal Care business ($897 million) and proceeds from sale of property of $4 million and was partially offset by additions to property, plant and equipment of $191 million.

The use of cash in the first nine months of 2020 was attributable to additions to property, plant and equipment of $130 million and the acquisition of the Appvion Point of Sale Business in the second quarter of 2020 ($30 million).

Our annual capital expenditures for 2021 should increase mostly due to our Kingsport mill conversion and are expected to be between $310 million and $330 million.

Financing Activities

Cash flows used for financing activities, including discontinued operations, totaled $844 million in the first nine months of 2021 compared to cash flows provided from financing activities of $39 million in the first nine months of 2020.

The use of cash flows for financing activities in the first nine months of 2021, was mostly due from the early repayment of the Term Loan and 4.4% Notes, including the make-whole premium ($605 million) as well as for the repurchase of our common stock ($238 million) of which a $215 million payment was made under the ASR agreement.

The primary source of cash flows provided from financing activities was from proceeds of the Term Loan in the first nine months of 2020 ($300 million). This was partially offset by the decrease in borrowings under our credit facilities (revolver and receivables securitization) ($135 million), the repurchase of our common stock ($59 million), dividend payments ($51 million) and a decrease in bank indebtedness ($10 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $160 million as of September 30, 2021 compared to $788 million as of December 31, 2020.

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

The Credit Agreement contains customary covenants and events of default for transactions of this type, including two financial covenants: (i) an interest coverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not less than 3 to 1 and (ii) a leverage ratio, as defined in the Credit Agreement, that must be maintained at a level of not greater than 3.75 to 1 (or 4.00 to 1 upon the occurrence of certain qualifying material acquisitions). At September 30, 2021 and September 30, 2020, we were in compliance with these financial covenants, and had no borrowings under the Credit Agreement (September 30, 2020 – nil). At September 30, 2021 and September 30, 2020, we had $28 million and $51 million, respectively, of outstanding letters of credit, leaving $672 million unused and available under this facility (September 30, 2020 – $649 million).

This agreement will terminate upon completion of the Paper Excellence transaction, to be replaced by other financing arrangements.

 Receivables Securitization

Our $150 million receivables securitization facility was terminated in October 2021 ahead of its’ scheduled maturity date of November 12, 2021.

At September 30, 2021, we had no borrowings under the receivables securitization facility and $27 million of outstanding letters of credit under the program (September 30, 2020 – nil and nil, respectively). Upon termination, the letters of credit outstanding under the program were transferred to the Credit Agreement.

Common Stock

On May 5, 2020, due to the unprecedented market conditions caused by COVID-19, we suspended the payment of our regular quarterly dividend and stock repurchase program in order to preserve cash and provide additional flexibility in the current environment.

On February 11, 2021, we announced that we resumed our stock repurchase program. Our Board of Directors will continue to evaluate our capital return program based upon customary considerations, including market conditions.

On March 2, 2021, we entered into an ASR agreement under which we paid an aggregate of $200 million and received an aggregate initial share delivery of 4,430,906 shares of our common stock, which were immediately retired. The transaction was completed in September 2021, at which time we paid an additional $15 million to JPMorgan Chase Bank N.A. to settle the agreement. For more information, refer to item 1, Financial Statements and Supplemental Data, under Note 15, “Shareholders’ Equity”.

Due to the Paper Excellence transaction, we have discontinued further share repurchases.

During 2020, we declared one quarterly dividend of $0.455 per share, to holders of our common stock. Total dividends aggregating $25 million were paid on April 15, 2020 to shareholders of record as of April 2, 2020.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2021, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2021, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2021, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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

×	the announcement of the transaction could have an adverse effect on the Company’s operating results and business in general;
×	the transaction could disrupt current plans and operations of the Company and could result in potential difficulties in employee retention as a result of the transaction; and
×	the outcome of any legal proceedings related to the transaction could have an adverse effect on the business and financial results of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2021, we did not repurchase any shares under our share repurchase program (the “Program”).  As of September 30, 2021, we have $106 million of remaining availability under our Program.

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

In March 2021, we entered into an ASR agreement under which we paid an aggregate of $200 million and received an aggregate initial share delivery of 4,430,906 shares of our common stock, which were immediately retired. The transaction was completed in September 2021, at which time we paid an additional $15 million to JPMorgan Chase Bank N.A. to settle the agreement. For more information, refer to Item 1, Financial Statements and Supplemental Data, under Note 15, “Shareholders’ Equity”.

During the first nine months of 2021, we repurchased 5,060,865 shares at an average price of $46.96 for a total cost of $238 million.

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

Date: November 4, 2021

By:	/s/ Daniel Buron
Daniel Buron
Executive Vice-President and Chief Financial Officer

By:	/s/ Josée Mireault
Josée Mireault
Director, Corporate Law and Assistant Secretary